Form 10-K
period 2007-12-31
Behringer Harvard Opportunity REIT II, Inc.
filed 2008-03-31
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

SPECIAL FINANCIAL REPORT PURSUANT TO RULE 15d-2 OF THE

SECURITIES EXCHANGE ACT OF 1934

Contains only the financial statements for the fiscal year ended December 31, 2007

Commission File Number: 333-140887

Behringer Harvard Opportunity REIT II, Inc.

(Exact name of registrant as specified in its charter)

Maryland	20-8198863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15601 Dallas Parkway, Suite 600, Addison, Texas	75001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866) 655-3600

Securities registered pursuant to section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

The registrant’s registration statement on Form S-11, as amended (SEC File No. 333-140887), was declared effective January 4, 2008.  The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act since that date.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐   No ☒

No shares of common stock of the registrant were held by non-affiliates on June 30, 2007.  As of March 18, 2008, the registrant had issued 22,471 shares of common stock, all of which were held by an affiliate of our advisor.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

Special Report on Form 10-K

EXPLANATORY NOTE

On January 21, 2008, Behringer Harvard Opportunity REIT II, Inc. (the “Company”) launched its ongoing initial public offering of 125,000,000 shares of common stock, par value $0.0001 per share, at a price of $10 per share in its primary offering and at a price of $9.50 per share pursuant to its distribution reinvestment plan.  The Company reserves the right to reallocate the shares it is offering between its primary offering and its distribution reinvestment plan.  A detailed description of the offering is included in the Registration Statement on Form S-11, as amended (SEC File No. 333-140887, effective January 4, 2008).

Rule 15d-2 under the Securities and Exchange Act of 1934, as amended, provides generally that if a company files a registration statement under the Securities Act of 1933, as amended, that upon effectiveness does not contain certified financial statements for the company’s last full fiscal year (or for the life of the company if less than a full fiscal year), then the company must, within 90 days after the effective date of the registration statement, file a special report furnishing certified financial statements for the last full fiscal year or other period, as the case may be. Rule 15d-2 further provides that the special report should be filed under cover of the facing sheet of the form appropriate for annual reports of the company.

The Company’s Registration Statement on Form S-11 (referenced above) did not contain the certified, year-end financial statements contemplated by Rule 15d-2; therefore, as required under the rule, the Company is hereby filing such certified financial statements with the Securities and Exchange Commission under cover of the facing page of an Annual Report on Form 10-K.  Pursuant to NASD Conduct Rule 2710, the Company is also disclosing the estimated value of its shares of common stock.

1

REGISTRANT’S COMMON EQUITY

The Company launched its initial public offering of 125,000,000 shares of common stock on January 21, 2008.  As of March 18, 2008, the Company had not accepted any subscriptions for shares in its offering and had not purchased any properties.  The Company must sell a minimum of 200,000 shares of common stock in its primary offering by January 4, 2009; otherwise the Company will terminate this offering and promptly return funds to all subscribing investors with interest.  Until the Company exceeds the minimum offering amount, funds from subscribing investors will be held in a separate escrow account by an independent third-party escrow agent.  There is no established public trading market for the Company’s common stock.

In order for FINRA members and their associated persons to participate in the Company’s offering of shares of common stock, the Company is required pursuant to NASD Conduct Rule 2710(f)(2)(M) to disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value.  In addition, the Company will provide reports of its annual estimates of the current value of a share of its common stock to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in the Company’s shares.  During the offering of the Company’s common stock and for the first three full fiscal years following the termination of the last offering of the Company’s common stock, the estimated value of a share of the Company’s common stock is deemed to be the current offering price of $10 per share (without regard to purchase price discounts for certain categories of purchasers), as adjusted for any special distribution of net sales proceeds.  Beginning three full fiscal years after the last offering of the Company’s shares, the estimated value of shares will be based on valuations of the Company’s properties and other assets.  Such valuations will be performed by persons independent of the Company and Behringer Harvard Opportunity Advisors II LP, the Company’s advisor.  There is no public trading market for the shares at this time, and there can be no assurance with respect to any estimate of value that the Company prepares, that the estimated value per share would actually be realized by stockholders upon liquidation, because these estimates do not necessarily indicate the price at which properties and other assets can be sold or that stockholders would be able to realize estimated share values if they were to attempt to sell their shares, because no public market for the shares exists or is likely to develop.

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Behringer Harvard Opportunity REIT II, Inc.,

Addison, Texas

We have audited the accompanying consolidated balance sheet of Behringer Harvard Opportunity REIT II, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and the related consolidated statement of operations, stockholder’s equity and cash flows for the period from January 9, 2007 (date of inception) through December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2007 and the results of its operations and its cash flows for the period from January 9, 2007 (date of inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 28, 2008

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Balance Sheet

As of December 31, 2007

Assets
Cash and cash equivalents	$203,040
Total assets	$203,040

Liabilities and stockholder’s equity
Liabilities
Payable to related party	$300
Accrued liabilities	53,375
Total liabilities	53,675

Commitments and contingencies

Stockholder’s equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 outstanding	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 22,471 shares issued and outstanding	2
Additional paid-in capital	200,998
Cumulative net loss	(51,635)
Total stockholder’s equity	149,365
Total liabilities and stockholder’s equity	$203,040

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statement of Operations

For the Period from January 9, 2007 (date of inception) through December 31, 2007

Revenue	$—

Expenses
General and administrative	53,675
Total expenses	53,675

Interest income	2,040
Net loss	$(51,635)

Basic and diluted weighted average shares outstanding	22,471

Basic and diluted loss per share	$(2.30)

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statement of Stockholder’s Equity

For the Period from January 9, 2007 (date of inception) through December 31, 2007

	Convertible Stock		Common Stock		Additional		Total
	Number	Par	Number	Par	Paid-in	Cumulative	Stockholder’s
	of Shares	Value	of Shares	Value	Capital	Net Loss	Equity
Balance at January 9, 2007	—	$—	—	$—	$—	$—	$—
(date of inception)
Issuance of convertible stock, net	1,000	—			—		—
Issuance of common stock, net			22,471	2	200,998	—	201,000
Net loss						(51,635)	(51,635)
Balance at December 31, 2007	1,000	$—	22,471	$2	$200,998	$(51,635)	$149,365

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statement of Cash Flows

For the Period from January 9, 2007 (date of inception) through December 31, 2007

Cash flows from operating activities
Net loss	$(51,635)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Change in accrued liabilities	53,375
Change in payable to related party	300
Cash provided by operating activities	2,040

Cash flows from financing activities
Issuance of common/convertible stock	201,000
Cash provided by financing activities	201,000

Net change in cash and cash equivalents	203,040
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$203,040

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

1.                                      Business and Organization

Business

Behringer Harvard Opportunity REIT II, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) was organized in Maryland on January 9, 2007 and intends to qualify as a real estate investment trust (“REIT”), for federal income tax purposes, effective for our taxable year ending December 31, 2008.  We intend to acquire and operate commercial real estate and real estate-related assets.  In particular, we will focus generally on acquiring commercial properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential and those available from sellers who are distressed or face time-sensitive deadlines.  We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily and other real properties.  These properties may be existing, income-producing properties, newly constructed properties or properties under development or construction and may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multifamily use.  Further, we may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  We also may originate or invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans and Section 1031 tenant-in-common interests (including those issued by affiliates of our advisor), or in entities that make investments similar to the foregoing.

Substantially all of our business will be conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware on January 12, 2007 (“Behringer Harvard Opportunity OP II”).  As of December 31, 2007, our wholly owned subsidiary, BHO II, Inc., a Delaware corporation, was the sole general partner of Behringer Harvard Opportunity OP II and owned a 0.1% partnership interest in Behringer Harvard Opportunity OP II.  As of December 31, 2007, our wholly owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of Behringer Harvard Opportunity OP II.

We are externally managed by and advised by Behringer Harvard Opportunity Advisors II LP (“Behringer Opportunity Advisors II”), a Texas limited partnership formed in January 2007.  Behringer Opportunity Advisors II is our affiliate responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf.

Organization

On February 26, 2007, we filed a Registration Statement on Form S-11 with the Securities and Exchange Commission to offer up to 125,000,000 shares of common stock for sale to the public (the “Offering”), of which 25,000,000 shares are being offered pursuant to our distribution reinvestment plan (the “DRIP”).  We reserve the right to reallocate the shares we are offering between our primary offering and the DRIP.  The Securities and Exchange Commission declared our Registration Statement effective on January 4, 2008, and we commenced our ongoing initial public offering on January 21, 2008.

In connection with our initial capitalization, on January 19, 2007, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”), an affiliate of our advisor.  These were all of the shares that were issued and outstanding as of December 31, 2007.

The escrow agent has not yet released subscription proceeds to us.  Subscription proceeds will be placed in an account held by the escrow agent, Citibank, N.A., until such time as subscriptions to purchase at least $2.0 million of shares of common stock have been received and accepted by us, except that we may not admit investors residing in New York and Pennsylvania as stockholders until we have received and accepted subscriptions aggregating $2.5 million and $50 million, respectively.

Once the escrow agent has released subscription proceeds to us from the Offering, we expect to admit new stockholders pursuant to the Offering on at least a monthly basis.  All subscription proceeds will be held in a separate account until the subscribing investors are admitted as stockholders.  Upon admission of new stockholders, subscription proceeds will be wired to our operating cash account and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses.  Until required for such purposes, net offering proceeds will be held in short-term, liquid investments.

Our common stock is not currently listed on a national securities exchange.  Depending upon then prevailing market conditions, it is our intention to consider beginning the process of liquidating our assets and distributing the net proceeds to our stockholders within three to six years after the termination of the Offering.  If we do not begin an orderly liquidation within that period, we may seek to have our shares listed on a national securities exchange.  If we do not begin

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

the process of liquidating our assets or listing our shares within six years of the termination of the Offering, our charter requires that we hold a stockholders meeting to vote on a proposal for our orderly liquidation unless a majority of our board of directors and a majority of our independent directors vote to defer such a meeting beyond the sixth anniversary of the termination of the Offering.  The proposal would include information regarding appraisals of our portfolio.  If our stockholders did not approve the proposal, we would obtain new appraisals and resubmit the proposal by proxy statement to our stockholders up to once every two years upon the written request of stockholders owning 10% of our outstanding common stock.

As of December 31, 2007, neither the Company nor our advisor had purchased or contracted to purchase any properties, or identified any properties in which there is a reasonable probability that we or our advisor would invest.

2.                                      Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include such items as purchase price allocation for real estate acquisitions, impairment of long-lived assets, depreciation and amortization and allowance for doubtful accounts.  Actual results could differ from those estimates.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired will be evaluated based on Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46R “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined not to be a variable interest entity under FIN 46R, then the entities will be evaluated for consolidation under the American Institute of Certified Public Accountants’ Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” as amended by Emerging Issues Task Force 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

Real Estate

Upon the acquisition of real estate properties, we will allocate the purchase price of those properties to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.

Upon the completion of a business combination, we will record the tangible assets acquired, consisting of land and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values in accordance with SFAS No. 141, “Business Combinations.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Any amount paid in excess of the fair value of the assets and liabilities acquired will be recorded as goodwill.  If the value of the assets and liabilities exceed the total purchase price, then the resulting negative goodwill will be allocated to the tangible assets acquired.

Initial valuations will be subject to change until our information is finalized, which is no later than twelve months from the acquisition date.

We will determine the fair value of assumed debt by calculating the net present value of the scheduled note payments using interest rates for debt with similar terms and remaining maturities that we believe we could obtain.  Any difference between the fair value and stated value of the assumed debt will be recorded as a discount or premium and amortized over the remaining life of the loan.

The fair value of the tangible assets acquired, consisting of land and buildings, will be determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values will be derived from appraisals, and building values will be calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of the

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

commercial office buildings will be depreciated over the estimated useful life of 25 years using the straight-line method and hotels/mixed-use properties will be depreciated over the estimated useful life of 39 years using the straight-line method.

We will determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the determined lease term.  We will record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the determined lease term.

The total value of identified real estate intangible assets acquired will be further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value of in-place leases acquired and tenant relationships will be determined by applying a fair value model.  The estimates of fair value of in-place leases will include an estimate of carrying costs during the expected lease-up periods for the respective spaces, considering current market conditions.  In estimating fair value of in-place leases, we will consider items such as real estate taxes, insurance and other operating expenses, as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred had the leases not been in place, including tenant improvements and commissions.  The estimates of the fair value of tenant relationships will also include costs to execute similar leases, including leasing commissions, legal costs and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We plan to amortize the value of in-place leases to expense over the term of the respective leases.  The value of tenant relationship intangibles will be amortized to expense over the initial term and any anticipated renewal periods, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles will be charged to expense.

Impairment of Long-Lived Assets

For real estate we will wholly own, management will monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we will perform an impairment analysis to determine if the carrying amount of the asset needs to be reduced to estimated fair value.

For real estate owned by us through an investment in a limited partnership, joint venture, tenant-in-common interest or other similar investment structure, at each reporting date management will compare the estimated fair value of its investment to the carrying value.  An impairment charge will be recorded to the extent that the fair value of the investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.  The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

Organization and Offering Expenses

We will reimburse our advisor for any organization and offering expenses incurred on our behalf in connection with the primary offering (other than selling commissions and the dealer manager fee) provided that at no point will we reimburse expenses that would cause our total organization and offering expenses (other than selling commissions and the dealer manager fee) related to our primary offering to exceed 1.5% of gross offering proceeds from the primary offering.  Organization and offering expenses (other than selling commissions and the dealer manager fee) are defined generally as any and all costs and expenses incurred by us in connection with our formation, preparing for the offering, the qualification and registration of the offering and the marketing and distribution of our shares.  Organization and offering expenses include, but are not limited to, accounting and legal fees, costs to amend the registration statement and supplement the prospectus, printing, mailing and distribution costs, filing fees, amounts to reimburse our advisor or its affiliates for the salaries of employees and other costs in connection with preparing supplemental sales literature, telecommunication costs, fees of the transfer agent, registrars, trustees, escrow holders, depositories and experts, and fees and costs for employees of our advisor or its affiliates to attend industry conferences.  In the event the minimum number of shares of our common

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

stock is not sold to the public, we will have no obligation to reimburse our advisor for any organizational and offering costs.

All offering costs will be recorded as an offset to additional paid-in capital, and all organization costs will be recorded as an expense at the time we become liable for the payment of these amounts.  As of December 31, 2007, we have not received the minimum proceeds from our public offering and as a result, we have no obligation to reimburse our advisor for amounts it has incurred related to our public offering costs, accordingly, no amounts have been recognized in our consolidated financial statements.  As of December 31, 2007, Behringer Opportunity Advisors II had incurred approximately $67,000 in organization costs and $2.0 million in offering costs on our behalf.

Income Taxes

We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ending December 31, 2008.  If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, so long as we distribute at least 90 percent of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP).  REITs are subject to a number of other organizational and operations requirements.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

Stock Based Compensation

We have adopted a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates.  We account for this plan in accordance with FASB SFAS No. 123R, “Share-Based Payment.” In the modified prospective method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than as operating cash flows. We had issued no stock-based awards under the plan as of December 31, 2007.

Concentration of Credit Risk

At December 31, 2007, we had cash on deposit in one financial institution in excess of federally insured levels; however, we have not experienced any losses in such account.  We limit cash investments to financial institutions with high credit standing; therefore, we believe that we are not exposed to any significant credit risk in cash and cash equivalents.

Earnings per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during each period.  The weighted average shares outstanding used to calculate both basic and diluted loss per share were the same for the period from January 9, 2007 (date of inception) through December 31, 2007 as there were no stock-based awards outstanding.

3.                                      New Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We anticipate that the adoption of this standard will not have a material effect on our financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141 “Business Combinations” but retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

This Statement is broader in scope than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS 141R applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to Statement 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not allowed.  We are currently assessing the effect SFAS No. 141(R) may have on our consolidated results of operations and financial position.

4.                                      Stockholders’ Equity

Capitalization

As of December 31, 2007, our authorized capital was 350,000,000 shares of common stock, 50,000,000 shares of preferred stock and 1,000 shares of convertible stock.  All shares of such stock have a par value of $.0001 per share.  As of December 31, 2007, we had 22,471 shares of our common stock outstanding, all of which were owned by Behringer Harvard Holdings.  As of December 31, 2007, we had 1,000 shares of our convertible stock issued and outstanding and no shares of preferred stock issued and outstanding.

The shares of convertible stock will be converted into shares of common stock automatically if (1) we have made total distributions on then outstanding shares of our common stock equal to the issue price of those shares plus a 10% cumulative, non-compounded, annual return on the issue price of those outstanding shares, (2) we list our common stock for trading on a national securities exchange if the sum of the prior distributions on then outstanding shares of the common stock plus the aggregate market value of the common stock (based on the 30-day average closing price) meets the same 10% performance threshold, or (3) the advisory management agreement with our advisor expires without renewal or is terminated (other than because of a material breach by our advisor), and at the time of such expiration or termination we are deemed to have met the foregoing 10% performance threshold based on our enterprise value and prior distributions and, at or subsequent to the expiration or termination the stockholders actually realize such level of performance upon listing or through total distributions. In general, the convertible stock will convert into shares of common stock with a value equal to the lesser of (A) 20% of the excess of our enterprise value plus the aggregate value of distributions paid to date on then outstanding shares of our common stock over the aggregate issue price of those outstanding shares plus a 10% cumulative, non-compounded, annual return on the issue price of those outstanding shares or (B) 15% of the excess of our enterprise value plus the aggregate value of distributions paid to date on then outstanding shares of the common stock over the aggregate issue price of those outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares.

The timing of the conversion of any or all of the convertible stock may be deferred by our board of directors if it determines that full conversion may jeopardize our qualification as a REIT.  Any such deferral will in no event otherwise alter the terms of the convertible stock, and such stock shall be converted at the earliest date after our board of directors determines that such conversion will not jeopardize our qualification as a REIT.  Our board of directors is authorized to amend our charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that we have authority to issue.

Share Redemption Program

Our board of directors has adopted a share redemption program that permits our stockholders to sell their shares to us in limited circumstances after they have held them for at least one year, subject to certain conditions and limitations.  The purchase price for the redeemed shares is set forth in the prospectus for the Offering of our common stock.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of other exigent circumstances affecting a stockholder such as bankruptcy or a mandatory distribution

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

requirement under the stockholder’s IRA, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) otherwise amend the terms for the share redemption program.  Under the terms of the program, we will not redeem in excess of 5% of the weighted-average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, our board of directors will determine at least quarterly whether we have sufficient cash to repurchase shares, and such purchases will generally be limited to proceeds from the DRIP plus 1% of operating cash flow for the previous fiscal year (to the extent positive).

Distribution Reinvestment Plan

We have adopted our DRIP through which common stockholders may elect to have distributions otherwise distributable to them invested in additional shares of our common stock.  We are offering up to 25,000,000 shares for sale pursuant to the DRIP at an initial purchase price of $9.50 per share.  The Company may reallocate the shares of common stock being offered between the primary offering and the DRIP.  We may terminate the DRIP in our discretion at any time upon ten days’ notice to plan participants.

5.                                      Incentive Award Plan

The Behringer Harvard Opportunity REIT II, Inc. 2007 Amended and Restated Incentive Award Plan (“Incentive Award Plan”) was adopted by our board of directors on December 19, 2007 and provides for the grant of equity awards to our employees, directors and consultants and those of our advisor and its affiliates.  A total of 10,000,000 shares have been authorized and reserved for issuance under our Incentive Award Plan.  As of December 31, 2007, no awards have been granted under such plan.

6.                                      Related Party Transactions

Our advisor and certain of its affiliates will receive fees and compensation in connection with the Offering, and in connection with the acquisition, management and sale of our assets.  As of December 31, 2007, we had not received the minimum proceeds from the Offering, nor had we purchased any properties, and as a result, we had no obligation to reimburse our advisor for fees and compensation in connection with the Offering, acquisition, management or sale of assets.

Behringer Securities LP (“Behringer Securities”), the dealer-manager and an affiliate of our advisor, will receive a commission of up to 7% of gross offering proceeds.  Behringer Securities will reallow 100% of selling commissions earned to participating broker-dealers.  In addition, we will pay Behringer Securities a dealer manager fee of up to 2.5% of gross offering proceeds.  Pursuant to separately negotiated agreements, Behringer Securities may reallow a portion of its dealer manager fee in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in the offering; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts and no more than 0.5% of gross offering proceeds for out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties.  No selling commissions or dealer manager fee will be paid for sales under the DRIP.

We will reimburse our advisor for any organization and offering expenses incurred on our behalf in connection with our primary offering (other than selling commissions and the dealer manager fee) provided that at no point will we reimburse expenses that would cause our total organization and offering expenses related to the primary offering (other than selling commissions and the dealer manager fee) to exceed 1.5% of gross offering proceeds from the primary offering.

Our advisor or its affiliates will also receive acquisition and advisory fees of 2.5% of the amount (1) actually paid and/or budgeted in respect of the purchase, development, construction or improvement of a property by us, (2) of funds advanced with respect to a mortgage or other loan by us or (3) actually paid and/or budgeted in respect to the purchase of other assets by us, in each case exclusive of acquisition fees and acquisition expenses but including any debt attributable to such acquired assets.

Our advisor or its affiliates will also receive reimbursement for all third-party expenses related to the selection and acquisition of assets, whether or not acquired by us.

Our advisor or its affiliates will also receive debt financing fees of 1% of the amount available under any loan or line of credit made available to us.  It is anticipated that our advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us.

We will pay our advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

development services and if a majority of our independent directors determines that such development fee is fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties.

We expect to pay Behringer Harvard Opportunity II Management Services, LLC (“BHO Management”), our property manager, fees for the management and leasing of the our properties.  Property management fees will be 4.5% of the gross revenues of the properties managed by BHO Management.  In the event that we contract directly with a third-party property manager in respect of a property, BHO Management will receive an oversight fee equal to 1% of the gross revenues of the property managed.  In no event will BHO Management receive both a property management fee and an oversight fee with respect to any particular property.  In addition to the property management fee or oversight fee, if BHO Management provides leasing services with respect to a property, we will pay BHO Management leasing fees in an amount equal to the leasing fees charged by unaffiliated persons rendering comparable services in the same geographic location of the applicable property. We will reimburse the costs and expenses incurred by BHO Management on its behalf, including the wages and salaries and other employee-related expenses of all on-site employees of BHO Management or its subcontractors who are engaged in the operation, management, maintenance or access control of the Company’s properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  Furthermore, other third-party charges, including fees and expenses of third-party accountants, will be reimbursed.

We will pay our advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of, for each and every asset, the higher of the cost of investment or the value of investment.

Our advisor or its affiliates also will be paid a disposition fee if the advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more assets.  In such event, our advisor will receive a disposition fee equal to (1) in the case of the sale of real property, the lesser of: (A) one-half of the aggregate brokerage commission paid (including the disposition fee) or, if none is paid, the amount that customarily would be paid, or (B) 3% of the sales price of each property sold, and (2) in the case of the sale of any asset other than real property, 3% of the sales price of such asset.

We will reimburse our advisor for all expenses paid or incurred by the advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (A) 2% of our average invested assets, or (B) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period.  Notwithstanding the above, we may reimburse the advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

At December 31, 2007, we had a payable to a related party of $300.  This balance consists of operating expenses payable to Behringer Opportunity Advisors II.

We are dependent on Behringer Securities, Behringer Opportunity Advisors II and BHO Management for certain services that are essential to us, including the sale of shares of our common stock, asset acquisition and disposition decisions, property management and leasing services and other general administrative responsibilities.  In the event that these companies were unable to provide us with the respective services, we would be required to obtain such services from other sources.

*****

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Behringer Harvard Opportunity REIT II, Inc.

Dated:	March 31, 2008	By:	/s/ Robert M. Behringer
Robert M. Behringer Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2008			/s/ Robert M. Behringer
Robert M. Behringer
Chief Executive Officer and Chairman of the
Board of Directors
(Principal Executive Officer)

March 31, 2008			/s/ Robert S. Aisner
Robert S. Aisner
President, Chief Operating Officer and Director

March 31, 2008			/s/ Gary S. Bresky
Gary S. Bresky
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

March 31, 2008			/s/ Kimberly Arianpour
Kimberly Arianpour
Chief Accounting Officer
(Principal Accounting Officer)

March 31, 2008			/s/ Andreas K. Bremer
Andreas K. Bremer
Director

March 31, 2008			/s/ Cynthia Pharr Lee
Cynthia Pharr Lee
Director

March 31, 2008			/s/ Jeffrey P. Mayer
Jeffrey P. Mayer
Director

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*	Section 1350 Certifications

*filed herewith