Form 10-Q
period 2008-03-31
Behringer Harvard Opportunity REIT II, Inc.
filed 2008-05-15
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

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

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of May 1, 2008, Behringer Harvard Opportunity REIT II, Inc. had 584,660 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

FORM 10-Q

Quarter Ended March 31, 2008

		Page

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

	Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	3

	Consolidated Statements of Operations for the three months ended March 31, 2008 and for the period from January 9, 2007 (date of inception) through March 31, 2007	4

	Consolidated Statements of Stockholder’s Equity for the period from January 9, 2007 (date of inception) through December 31, 2007 and for the three months ended March 31, 2008	5

	Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and for the period from January 9, 2007 (date of inception) through March 31, 2007	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	19

Item 4T.	Controls and Procedures.	19

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.	19

Item 1A.	Risk Factors.	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	19

Item 3.	Defaults Upon Senior Securities.	20

Item 4.	Submission of Matters to a Vote of Security Holders.	20

Item 5.	Other Information.	20

Item 6.	Exhibits.	20

Signature		21

PART I
FINANCIAL INFORMATION

Item 1.                                                           Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2008	2007
Assets
Cash and cash equivalents	$188,783	$203,040
Restricted cash	2,589,591	—
Total assets	$2,778,374	$203,040

Liabilities and stockholder’s equity
Liabilities
Payable to related party	$17,312	$300
Accrued liabilities	86,391	53,375
Subscriptions for common stock	2,589,591	—
Total liabilities	2,693,294	53,675

Commitments and contingencies

Stockholder’s equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 22,471 shares issued and outstanding	2	2
Additional paid-in capital	200,998	200,998
Cumulative net loss	(115,920)	(51,635)
Total stockholder’s equity	85,080	149,365
Total liabilities and stockholder’s equity	$2,778,374	$203,040

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Operations

(Unaudited)

		For the period from
	Three months	January 9, 2007
	ended	(date of inception) through
	March 31, 2008	March 31, 2007

Revenue	$—	$—

Expenses
General and administrative	69,762	—
Total expenses	69,762	—

Interest income	5,477	—
Net loss	$(64,285)	$—

Basic and diluted weighted average shares outstanding	22,471	22,471

Basic and diluted loss per share	$(2.86)	$—

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Stockholder’s Equity

(Unaudited)

	Convertible Stock		Common Stock		Additional		Total
	Number	Par	Number	Par	Paid-in	Cumulative	Stockholder’s
	of Shares	Value	of Shares	Value	Capital	Net Loss	Equity

Balance at January 9, 2007 (date of inception)	—	$—	—	$—	$—	$—	$—
Issuance of convertible stock, net	1,000	—			1,000		1,000
Issuance of common stock, net			22,471	2	199,998	—	200,000
Net loss						(51,635)	(51,635)
Balance at December 31, 2007	1,000	—	22,471	2	200,998	(51,635)	149,365

Net loss						(64,285)	(64,285)
Balance at March 31, 2008	1,000	$—	22,471	$2	$200,998	$(115,920)	$85,080

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

		For the period from
	Three months	January 9, 2007
	ended	(date of inception) through
	March 31, 2008	March 31, 2007
Cash flows from operating activities
Net loss	$(64,285)	$—
Adjustments to reconcile net loss to net cash flows used in operating activities:
Change in accrued liabilities	33,016	—
Change in payable to related party	17,012	—
Cash used in operating activities	(14,257)	—

Cash flows from financing activities
Issuance of common/convertible stock	—	201,000
Change in subscriptions for common stock	2,589,591	—
Change in subscription cash received	(2,589,591)	—
Cash provided by financing activities	—	201,000

Net change in cash and cash equivalents	(14,257)	201,000
Cash and cash equivalents at beginning of period	203,040	—
Cash and cash equivalents at end of period	$188,783	$201,000

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.                                      Business and Organization

Business

Behringer Harvard Opportunity REIT II, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) was organized in Maryland on January 9, 2007 and intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes effective for our taxable year ending December 31, 2008.  We intend to acquire and operate commercial real estate and real estate-related assets.  In particular, we will focus generally on acquiring commercial properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential and those available from sellers who are distressed or face time-sensitive deadlines.  We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily and other real properties.  These properties may be existing, income-producing properties, newly constructed properties or properties under development or construction and may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multifamily use.  Further, we may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  We also may originate or invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans and Section 1031 tenant-in-common interests (including those issued by affiliates of our advisor), or in entities that make investments similar to the foregoing.  The Company had not begun operations as of March 31, 2008.

Substantially all of our business will be conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware on January 12, 2007 (“Behringer Harvard Opportunity OP II”).  As of March 31, 2008, our wholly owned subsidiary, BHO II, Inc., a Delaware corporation, was the sole general partner of Behringer Harvard Opportunity OP II and owned a 0.1% partnership interest in Behringer Harvard Opportunity OP II.  As of March 31, 2008, our wholly owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of Behringer Harvard Opportunity OP II.

We are externally managed by and advised by Behringer Harvard Opportunity Advisors II LP (“Behringer Opportunity Advisors II”), a Texas limited partnership formed in January 2007.  Behringer Opportunity Advisors II is our affiliate responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf.

Organization

On February 26, 2007, we filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer up to 125,000,000 shares of common stock for sale to the public (the “Offering”), of which 25,000,000 shares are being offered pursuant to our distribution reinvestment plan (the “DRIP”).  We reserve the right to reallocate the shares we are offering between our primary offering and the DRIP.  The SEC declared our Registration Statement effective on January 4, 2008, and we commenced our ongoing initial public offering on January 21, 2008.

In connection with our initial capitalization, on January 19, 2007, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”), an affiliate of our advisor.  These were all of the shares that were issued and outstanding as of March 31, 2008.

As of March 31, 2008, the escrow agent, Citibank, N.A., had not yet released subscription proceeds to us.  Subscription proceeds were placed in an account held by our escrow agent until such time as subscriptions to purchase at least $2.0 million of shares of common stock had been received and accepted by us, except that we may not admit investors residing in New York and Pennsylvania as stockholders until we have received and accepted subscriptions aggregating $2.5 million and $50 million, respectively.

On April 1, 2008 we met the minimum of $2.0 million of shares sold under the Offering and the escrow agent released subscription proceeds to us from the Offering immediately thereafter.  We expect to admit new stockholders pursuant to the Offering on at least a monthly basis.  All subscription proceeds are held in a separate account until the subscribing investors are admitted as stockholders.  Upon admission of new stockholders, subscription proceeds are wired to our operating cash account and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses.  Until required for such purposes, net offering proceeds are be held in short-term, liquid investments.

Our common stock is not currently listed on a national securities exchange.  Depending upon then prevailing market conditions, it is our intention to consider beginning the process of liquidating our assets and distributing the net proceeds to our stockholders within three to six years after the termination of our primary offering.  If we do not begin an orderly

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

liquidation within that period, we may seek to have our shares listed on a national securities exchange.  If we do not begin the process of liquidating our assets or listing our shares within six years of the termination of our primary offering, our charter requires that we hold a stockholders meeting to vote on a proposal for our orderly liquidation unless a majority of our board of directors and a majority of our independent directors vote to defer such a meeting beyond the sixth anniversary of the termination of our primary offering.  The proposal would include information regarding appraisals of our portfolio.  If our stockholders did not approve the proposal, we would obtain new appraisals and resubmit the proposal by proxy statement to our stockholders up to once every two years upon the written request of stockholders owning 10% of our outstanding common stock.

As of March 31, 2008, neither the Company nor our advisor had purchased or contracted to purchase any properties.

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

Upon the completion of a business combination, we will record the tangible assets acquired, consisting of land and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values in accordance with SFAS No. 141, “Business Combinations.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Any amount paid in excess of the fair value of the assets and liabilities acquired will be recorded as goodwill.  If the value of the assets and liabilities exceed the total purchase price, then the resulting negative goodwill will be allocated to the tangible and intangible assets acquired.

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

The fair value of the tangible assets acquired, consisting of land and buildings, will be determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values will be derived from appraisals, and building values will be calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of commercial office

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

buildings will be depreciated over the estimated useful life of 25 years using the straight-line method and hotels/mixed-use properties will be depreciated over the estimated useful life of 39 years using the straight-line method.

We will determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any fixed rate renewal option for below-market leases.  We will record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the above determined lease term.

The total value of identified real estate intangible assets acquired will be further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions.  In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we will include such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions.  The estimates of the fair value of tenant relationships will also include costs to execute similar leases including leasing commissions, legal fees and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

Impairment of Long-Lived Assets

For real estate we will wholly own, management will monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we will perform an analysis to determine if the carrying amount of the asset needs to be reduced to estimated fair value.

For real estate owned by us through an investment in a limited partnership, joint venture, tenant-in-common interest or other similar investment structure, at each reporting date, management will compare the estimated fair value of its investment to the carrying value.  An impairment charge will be recorded to the extent that the fair value of the investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.  The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

Restricted Cash

Restricted cash includes subscription proceeds that are held in a separate account until the subscribing investors are admitted as stockholders.  Subsequent to April 1, 2008, the date we received and accepted subscriptions aggregating approximately $3.0 million satisfying the conditions of our escrow agreement in all states except Pennsylvania, we expect to admit new stockholders in those other states at least monthly.  Upon acceptance of stockholders, shares of stock are issued, and we receive the subscription proceeds.

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

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Organization and offering expenses (excluding selling commissions and the dealer manager fee) are defined generally as any and all costs and expenses incurred by us in connection with our formation, preparing for the offering, the qualification and registration of the offering and the marketing and distribution of our shares.  Organization and offering expenses include, but are not limited to, accounting and legal fees, costs to amend the registration statement and supplement the prospectus, printing, mailing and distribution costs, filing fees, amounts to reimburse our advisor or its affiliates for the salaries of employees and other costs in connection with preparing supplemental sales literature, telecommunication costs, fees of the transfer agent, registrars, trustees, escrow holders, depositories and experts, and fees and costs for employees of our advisor or its affiliates to attend industry conferences.  At each balance sheet date, we will estimate the total gross public offering proceeds expected to be received under the public offering and recognize the amount of organization & offering reimbursement as determined under SFAS No. 5, “Accounting for Contingencies.”  We will record the amount of reimbursement at the lower of (a) 1.5% of the estimated gross public offering proceeds, or (b) the actual public organization and offering costs incurred by our advisor.

All offering costs will be recorded as an offset to additional paid-in capital, and all organization costs will be recorded as an expense at the time we become liable for the payment of these amounts.  As of March 31, 2008, we had not yet received the minimum proceeds from the Offering and accepted investors and as a result, we have no obligation to reimburse our advisor for amounts it has incurred related to our public offering costs, and accordingly no amounts have been recognized in our consolidated financial statements.  As of March 31, 2008, Behringer Opportunity Advisors II had incurred approximately $67,000 in organization costs and $2.5 million in offering costs on our behalf.

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

Stock Based Compensation

We have adopted a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates.  We account for this plan in accordance with FASB SFAS No. 123R, “Share-Based Payment.” In the modified prospective method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than as operating cash flows. No stock-based awards were issued under the plan as of March 31, 2008.

Concentration of Credit Risk

At March 31, 2008, we had cash on deposit in financial institutions in excess of federally insured levels; however, we have not experienced any losses in such accounts.  We limit cash investments to financial institutions with high credit standing; therefore, we believe that we are not exposed to any significant credit risk in cash and cash equivalents.

Earnings per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during each period.  The weighted average shares outstanding used to calculate both basic and diluted loss per share were the same for the three months ended March 31, 2008 and for the period from January 9, 2007 (date of inception) through March 31, 2007 as there were no stock-based awards outstanding.

3.                                      New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of FAS 157 were adopted January 1, 2008.  In February 2008, the FASB staff issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of this standard did not have a material effect on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141 “Business Combinations” but retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS No. 141(R) applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to SFAS No. 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not allowed.  We expect FAS 141(R) to have a material effect on our accounting for future acquisitions of properties if they fall under the definition of a business combination.

4.                                      Stockholders’ Equity

Capitalization

As of March 31, 2008, our authorized capital was 350,000,000 shares of common stock, 50,000,000 shares of preferred stock and 1,000 shares of convertible stock.  All shares of such stock have a par value of $.0001 per share.  As of March 31, 2008, we had 22,471 shares of our common stock outstanding, all of which were owned by Behringer Harvard Holdings.  As of March 31, 2008, we had 1,000 shares of our convertible stock issued and outstanding and no shares of preferred stock issued and outstanding.

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

Share Redemption Program

Our board of directors has adopted a share redemption program that permits our stockholders to sell their shares to us in limited circumstances after they have held them for at least one year, subject to certain conditions and limitations.  The purchase price for the redeemed shares is set forth in the prospectus for the Offering of our common stock.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of other exigent circumstances affecting a stockholder such as bankruptcy or a mandatory distribution requirement under the stockholder’s IRA, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) otherwise amend the terms for the share redemption program.  Under the terms of the program, we will not redeem in excess of 5% of the weighted-average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, our board of directors will determine at least quarterly whether we

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

have sufficient cash to repurchase shares, and such purchases will generally be limited to proceeds from the DRIP plus 1% of operating cash flow for the previous fiscal year (to the extent positive).

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

Distributions

On March 27, 2008, our board of directors declared distributions payable to the stockholders of record each day during for the months of April, May and June 2008.  For each of these months, the declared distributions equal a daily amount of $.0008219 per share of common stock, which is equivalent to an annual distribution rate of 3.0% assuming the share was purchased for $10.00.  A portion of each distribution is expected to constitute a return of capital for tax purposes.  Pursuant to our DRIP, stockholders may elect to reinvest any cash distribution in additional shares of common stock.  We will record all distributions when declared, except that the stock issued through the DRIP will be recorded when the shares are actually issued.

5.                                      Incentive Award Plan

The Behringer Harvard Opportunity REIT II, Inc. 2007 Amended and Restated Incentive Award Plan (“Incentive Award Plan”) was adopted by our board of directors on December 19, 2007 and provides for the grant of equity awards to our employees, directors and consultants and those of our advisor and its affiliates.  A total of 10,000,000 shares have been authorized and reserved for issuance under our Incentive Award Plan.  As of March 31, 2008, no awards had been granted under such plan.

6.                                      Related Party Transactions

Our advisor and certain of its affiliates will receive fees and compensation in connection with the Offering, and in connection with the acquisition, management and sale of our assets.  As of March 31, 2008, we had not received the minimum proceeds from the Offering and accepted investors, nor had we purchased any properties, and as a result, we had no obligation to reimburse our advisor for fees and compensation in connection with the Offering, acquisition, management or sale of assets.

Behringer Securities LP (“Behringer Securities”), the dealer-manager and an affiliate of our advisor, will receive a commission of up to 7% of gross offering proceeds.  Behringer Securities will reallow 100% of selling commissions earned to participating broker-dealers.  In addition, we will pay Behringer Securities a dealer manager fee of up to 2.5% of gross offering proceeds.  Pursuant to separately negotiated agreements, Behringer Securities may reallow a portion of its dealer manager fee in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in the Offering; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts and no more than 0.5% of gross offering proceeds for out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties.  Further, in special cases pursuant to separately negotiated agreements and subject to applicable limitations imposed by the Financial Industry Regulatory Authority, Behringer Securities may use a portion of its dealer manager fee to reimburse certain broker-dealers participating in the Offering for technology costs and expenses associated with the Offering and costs and expenses associated with the facilitation of the marketing and ownership of our shares by such broker-dealers’ customers.  No selling commissions or dealer manager fee will be paid for sales under the DRIP.

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

Our advisor or its affiliates will also receive acquisition and advisory fees of 2.5% of the amount (1) actually paid and/or budgeted in respect of the purchase, development, construction or improvement of a property by us, (2) of funds advanced with respect to a mortgage or other loan by us or (3) actually paid and/or budgeted in respect to the purchase of

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

other assets by us, in each case exclusive of acquisition fees and acquisition expenses, but including any debt attributable to such acquired assets.

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

We will pay our advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties.

We expect to pay Behringer Harvard Opportunity II Management Services, LLC (“BHO Management”), our property manager and affiliate of our advisor, fees for the management and leasing of the our properties.  Property management fees will be 4.5% of the gross revenues of the properties managed by BHO Management.  In the event that we contract directly with a third-party property manager in respect of a property, BHO Management will receive an oversight fee equal to 1% of the gross revenues of the property managed.  In no event will BHO Management receive both a property management fee and an oversight fee with respect to any particular property.  In addition to the property management fee or oversight fee, if BHO Management provides leasing services with respect to a property, we will pay BHO Management leasing fees in an amount equal to the leasing fees charged by unaffiliated persons rendering comparable services in the same geographic location of the applicable property. We will reimburse the costs and expenses incurred by BHO Management on its behalf, including the wages and salaries and other employee-related expenses of all on-site employees of BHO Management or its subcontractors who are engaged in the operation, management, maintenance or access control of the Company’s properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  Furthermore, other third-party charges, including fees and expenses of third-party accountants, will be reimbursed.

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

We will reimburse our advisor for all expenses paid or incurred by the advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (A) 2% of our average invested assets, or (B) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period.  Notwithstanding the above, we may reimburse the advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the three months ended March 31, 2008, we incurred and expensed such costs for administrative services totaling approximately $17,000.

At March 31, 2008, we had a payable to a related party of $17,300.  This balance consisted of operating expenses payable to Behringer Opportunity Advisors II.

We are dependent on Behringer Securities, Behringer Opportunity Advisors II and BHO Management for certain services that are essential to us, including the sale of shares of our common stock, asset acquisition and disposition decisions, property management and leasing services and other general administrative responsibilities.  In the event that these companies were unable to provide us with their respective services, we would be required to obtain such services from other sources.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

7.                                      Subsequent Events

We commenced operations on April 1, 2008 upon our initial acceptance of subscriptions for approximately 300,000 shares of common stock and gross offering proceeds of approximately $3.1 million, which satisfied the minimum offering requirements of at least $2.5 million established for the Offering in all states except Pennsylvania.

*****

Item 2.                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes thereto:

Forward-Looking Statements

This section contains forward-looking statements, including discussion and analysis of us and our subsidiaries, our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters.  These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” and variations of these words and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up costs, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows and our inability to realize value for limited partners upon disposition of our assets.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Registration Statement on Form S-11, as filed with the SEC.

Cautionary Note

The representations, warranties and covenants made by us in any agreement filed as an exhibit to this Quarterly Report on Form 10-Q are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties or covenants to or with any other parties.  Moreover, these representations, warranties or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we evaluate these estimates, including investment impairment.  These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

Below is a discussion of the accounting policies that we consider to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated for consolidation based on Financial Accounting Standards Board Interpretation (“FIN”) 46R, which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined not to be a VIE under FIN 46R, then the entity is evaluated for consolidation under the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” as amended by Emerging Issues Task Force (“EITF”) 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

There are judgments and estimates involved in determining if an entity in which we have made an investment is a VIE and if so, if we are the primary beneficiary.  The entity is evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity.  FIN 46R provides some guidelines as to what the minimum equity at risk should be, but the percentage can vary depending upon the industry and/or the type of operations of the entity and it is up to management to determine that minimum percentage as it relates to our business and the facts surrounding each of our acquisitions.  In addition, even if the entity’s equity at risk is a very low percentage, we are required by FIN 46R to evaluate the equity at risk compared to the entity’s expected future losses to determine if there could still in fact be sufficient equity at the entity.  Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility and using a discount rate to determine the net present value of those future losses.  A change in the judgments, assumptions and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment on the equity method that should in fact be consolidated, the effects of which could be material to our financial statements.

Real Estate

Upon the acquisition of real estate properties, we will allocate the purchase price of those properties to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their relative fair values in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.

Upon the completion of a business combination, we will record the tangible assets acquired, consisting of land and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values in accordance with SFAS No. 141, “Business Combinations.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Any amount paid in excess of the fair value of the assets and liabilities acquired will be recorded as goodwill.  If the value of the assets and liabilities exceed the total purchase price, then the resulting negative goodwill will be allocated to the tangible and intangible assets acquired.

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

The fair value of the tangible assets acquired, consisting of land and buildings, will be determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values will be derived from appraisals, and building values will be calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of commercial office buildings will be depreciated over the estimated useful life of 25 years using the straight-line method and hotels/mixed-use properties will be depreciated over the estimated useful life of 39 years using the straight-line method.

We will determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any fixed rate renewal option for below-market leases.  We will record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the above determined lease term.

The total value of identified real estate intangible assets acquired will be further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions.  In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we will include such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions.  The estimates of the fair value of tenant relationships will also include costs to execute similar leases including leasing commissions, legal fees and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

In allocating the purchase price of each of our properties, our advisor will make assumptions and use various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets, discount rates used to determine present values, market rental rates per square foot and the period required to lease the property up to its occupancy at acquisition if it were vacant.  Many of these estimates will be obtained from independent third party appraisals.  However, management is responsible for the source and use of these estimates.  A change in these estimates and assumptions could result in the various categories of our real estate assets and/or related intangibles being overstated or understated which could result in an overstatement or understatement of depreciation and/or amortization expense.  These variances could be material to our financial statements.

Impairment of Long-Lived Assets

For real estate we will wholly own, management will monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we will perform an analysis to determine if the carrying amount of the asset needs to be reduced to estimated fair value.

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

In evaluating our investments for impairment, management will make several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership and the projected sales price of each of the properties.  A change in these estimates and assumptions could result in understating or overstating the book value of our investments which could be material to our financial statements.

Overview

We were formed primarily to acquire and operate commercial real estate and real estate-related assets.  In particular, we will focus generally on acquiring commercial properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential and those available from sellers who are distressed or face time-sensitive deadlines.  We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily and other real properties.  These properties may be existing, income-producing properties, newly constructed properties or properties under development or construction and may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multifamily use.  Further, we may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  We also may originate or invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans and Section 1031 tenant-in-common interests (including those issued by affiliates of our advisor), or in entities that make investments similar to the foregoing.  We had not acquired any assets as of March 31, 2008.

On February 26, 2007, we filed a Registration Statement on Form S-11 with the SEC to offer up to 125,000,000 shares of common stock for sale to the public, of which 25,000,000 shares are being offered pursuant to our DRIP.  We reserve the right to reallocate the shares we are offering between our primary offering and the DRIP.  The SEC declared our Registration Statement effective on January 4, 2008, and we commenced our ongoing initial public offering on January 21, 2008.  Upon acceptance of initial subscriptions, which occurred on April 1, 2008, we commenced operations.

Results of Operations

Three months ended March 31, 2008 as compared to the period from January 9, 2007 (date of inception) through March 31, 2007

For the three months ended March 31, 2008 and from the period beginning January 9, 2007 (date of inception) through March 31, 2007, we had no operations.  We commenced active operations when we received and accepted subscriptions for a minimum of $2.0 million pursuant to the Offering on April 1, 2008.

Results of operations for the three months ended March 31, 2008 consisted primarily of the following:

General & Administrative Expenses. General and administrative expenses of $69,762 were comprised of corporate general and administrative expenses including auditing fees, board of directors’ fees and other administrative expenses.

Interest Income. Interest income of $5,477 represents interest income on funds on deposit, net of bank fees. As we admit new stockholders, subscription proceeds will be released to us and may be utilized as consideration for investments in real properties and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses.  Until required for such purposes, net offering proceeds are held in short-term, liquid investments and earn interest income.

There were no operating results for the period from January 9, 2007 (date of inception) through March 31, 2007.

Cash Flow Analysis

Cash used in operating activities for the three months ended March 31, 2008 was $14,257 and was comprised of the net loss of $64,285, adjusted by changes in working capital accounts of $50,028.  There was no cash flow from operations for the three months ended March 31, 2007.

There was no cash used in or provided by financing activities for the three months ended March 31, 2008.  Cash provided by financing activities for the three months ended March 31, 2007 was $201,000 and consisted of proceeds from the issuance of common and convertible stock.

Liquidity and Capital Resources

Our principal demands for funds will be for real estate and real estate-related acquisitions, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness. Generally, we expect to meet cash needs for items other than acquisitions from our cash flow from operations, and we expect to meet cash needs for acquisitions from the net proceeds of the Offering and from financings.

There may be a delay between the sale of our shares and the purchase of properties or other investments, which could result in a delay in our ability to make distributions to our stockholders.  Some or all of our distributions will be paid from other sources, such as from the proceeds of the Offering, cash advances to us by our advisor, cash resulting from a waiver of asset management fees and borrowings secured by our assets in anticipation of future operating cash flow until such time as we have sufficient cash flow from operations to fully fund the payment of distributions.  We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments.  In addition, to the extent our investments are in development or redevelopment projects, or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation.

We intend to borrow money to acquire properties and make other investments.  There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment.  Under our charter, the maximum amount of our indebtedness shall not exceed 300% of our “net assets” (as defined by the NASAA REIT Guidelines) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors.  In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Our policy limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital under the Offering or any subsequent offering and invested substantially all of our capital.  As a result, we expect to borrow more than 75% of the contract purchase price of each real estate asset we acquire during the early periods of our operations to the extent our board of directors determines that borrowing at these levels is prudent.

Our advisor may, but is not required to, establish capital reserves from gross offering proceeds, out of cash flow generated by operating properties and other investments or out of non-liquidating net sale proceeds from the sale of our properties and other investments.  Capital reserves are typically utilized for non-operating expenses such as tenant improvements, leasing commissions and major capital expenditures.  Alternatively, a lender may require its own formula for escrow of capital reserves.

Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.                                                         Quantitative and Qualitative Disclosures About Market Risk.

We will be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Since we have not yet commenced active operations as of March 31, 2008, we currently have limited exposure to interest rate risk.  As of March 31, 2008, a 1% increase or decrease in interest rates would have no effect on our interest expense as we had no outstanding debt as of that date.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of March 31, 2008, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of March 31, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2008, we named a new transfer agent and completed the transition of shareholder recordkeeping, account statement processing and other reporting to DST Systems, Inc., a provider of information processing and computer software services.  While we believe this change will not materially affect our overall system of internal control, there are inherent risks associated with implementing a change of service providers.  We have modified our system of internal control over financial reporting in order to address the impact of this change, and believe that our controls, as modified, continue to be designed appropriately and operate effectively.

There have been no other changes in internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.                                                         Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 1A.                                                Risk Factors.

There have been no material changes from the risk factors set forth in our Registration Statement on Form S-11.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds.

On January 4, 2008, our Registration Statement on Form S-11 (File No. 333-140887), covering a public offering of up to 125,000,000 shares of common stock, was declared effective under the Securities Act of 1933.  The offering commenced on January 21, 2008 and is ongoing.  As of the date of this quarterly report, we have not commenced any significant operations, as subscriptions for our stock pursuant to the Offering were placed in escrow until we had received and accepted subscriptions aggregating at least $2.0 million.  The conditions of our escrow agreement with Citibank, N.A. were satisfied on April 1, 2008, and as a result, operations can commence in the second quarter of 2008.

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Item 3.                                                         Defaults Upon Senior Securities.

None.

Item 4.                                                         Submission of Matters to a Vote of Security Holders.

On February 1, 2008, we held our annual meeting of stockholders in Addison, Texas.  Our sole stockholder, Behringer Harvard Holdings, elected the following individuals to the board of directors, each to hold office until the 2009 annual meeting of stockholders and until his or her successor is elected and qualifies:  Robert M. Behringer, Robert S. Aisner, Andreas K. Bremer, Cynthia Pharr Lee and Jeffrey P. Mayer.

On March 27, 2008, our sole stockholder approved the First and Second Articles of Amendment to our Second Amended and Restated Articles of Incorporation.

Item 5.                                                         Other Information.

None.

Item 6.                                                         Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

Dated: May 15, 2008	By:	/s/ Gary S. Bresky
Gary S. Bresky
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

3.1.1

Second Articles of Amendment and Restatement as amended by the First Articles of Amendment, incorporated by reference to Exhibit 3.1.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-140887

3.1.2

Second Articles of Amendment to the Company’s Second Articles of Amendment and Restatement (not yet filed with the Maryland State Department of Assessments and Taxation), incorporated by reference to the Company’s Form 8-K filed on April 1, 2008

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-140887
4.1	Form of Subscription Agreement (included as Exhibit B to prospectus)
4.2	Distribution Reinvestment Plan (included as Exhibit C to prospectus)
4.3	Share Redemption Program (incorporated by reference from the description under “Description of Shares – Share Redemption Program” in the prospectus)
4.4	Form of Escrow Agreement, incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-140887
4.5

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-140887

10.1	Form of Dealer Manager Agreement, incorporated by reference to Exhibit 1.1 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-140887
10.2	Form of Advisory Management Agreement, incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-140887
10.3

Form of Property Management and Leasing Agreement, incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-140887

10.4

2007 Amended and Restated Incentive Award Plan, incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-140887

10.5	Form of License Agreement, incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-140887
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certifications**

* Filed herewith

** In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.  Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.