Form 10-Q
period 2008-06-30
Behringer Harvard Opportunity REIT II, Inc.
filed 2008-08-14
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of August 1, 2008, Behringer Harvard Opportunity REIT II, Inc. had 3,222,141 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

FORM 10-Q

Quarter Ended June 30, 2008

		Page

	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	3

	Consolidated Statements of Operations for the three and six months ended June 30, 2008 and for the three months ended June 30, 2007 and the period from January 9, 2007 (date of inception) through June 30, 2007	4

	Consolidated Statements of Stockholders’ Equity for the period from January 9, 2007 (date of inception) through December 31, 2007 and for the six months ended June 30, 2008	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and for the period from January 9, 2007 (date of inception) through June 30, 2007	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T.	Controls and Procedures	19

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signature		22

PART I

FINANCIAL INFORMATION

Item 1.                    Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2008	2007
Assets
Cash and cash equivalents	$19,433,907	$203,040
Restricted cash	262,250	—
Receivable from related party	9,300	—
Prepaid expenses and other assets	264,615	—
Total assets	$19,970,072	$203,040

Liabilities and stockholders’ equity
Liabilities
Payables to related parties	$3,808,608	$300
Distributions payable	41,922	—
Accrued liabilities	363,616	53,375
Subscriptions for common stock	262,250	—
Total liabilities	4,476,396	53,675

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value per share;
50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share;
1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share;
350,000,000 shares authorized, 2,166,360 and 22,471 shares issued and outstanding at June 30, 2008 and December 31, 2007 respectively.	216	2
Additional paid-in capital	15,858,801	200,998
Cumulative distributions and net loss	(365,341)	(51,635)
Total stockholders’ equity	15,493,676	149,365
Total liabilities and stockholders’ equity	$19,970,072	$203,040

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Operations

(Unaudited)

				For the period from
	Three months	Three months	Six Months	January 9, 2007
	ended	ended	ended	(date of inception)
	June 30, 2008	June 30, 2007	June 30, 2008	through June 30, 2007

Revenue	$—	$—	$—	$—

Expenses
General and administrative	216,604	—	286,366	—
Total expenses	216,604	—	286,366	—

Interest income	41,562	—	47,039	—

Net loss	$(175,042)	$—	$(239,327)	$—

Basic and diluted weighted average shares outstanding	968,712	22,471	495,592	22,471

Basic and diluted loss per share	$(0.18)	$—	$(0.48)	$—

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Convertible Stock		Common Stock		Additional		Total
	Number	Par	Number	Par	Paid-in	Cumulative	Stockholders’
	of Shares	Value	of Shares	Value	Capital	Net Loss	Equity

Balance at January 9, 2007 (date of inception)	—	$—	—	$—	$—	$—	$—
Issuance of convertible stock, net	1,000	—			1,000		1,000
Issuance of common stock, net			22,471	2	199,998		200,000
Net loss						(51,635)	(51,635)
Balance at December 31, 2007	1,000	—	22,471	2	200,998	(51,635)	149,365

Issuance of common stock, net			2,141,300	214	15,633,211		15,633,425
Distributions declared on common stock						(74,379)	(74,379)
Shares issued pursuant to Distribution Reinvestment Plan			2,589	—	24,592		24,592
Net loss						(239,327)	(239,327)
Balance at June 30, 2008	1,000	$—	2,166,360	$216	$15,858,801	$(365,341)	$15,493,676

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

		For the period from
	Six months	January 9, 2007
	ended	(date of inception)
	June 30, 2008	through June 30, 2007
Cash flows from operating activities
Net loss	$(239,327)	$—
Adjustments to reconcile net loss to net cash flows used in operating activities:
Change in accrued liabilities	45,625	—
Change in payables to related parties	57,762	—
Cash used in operating activities	(135,940)	—

Cash flows from financing activities
Issuance of common/convertible stock	21,343,577	201,000
Offering costs	(1,968,905)	—
Distributions	(7,865)	—
Change in subscriptions for common stock	262,250	—
Change in subscription cash received	(262,250)	—
Cash provided by financing activities	19,366,807	201,000

Net change in cash and cash equivalents	19,230,867	201,000
Cash and cash equivalents at beginning of period	203,040	—
Cash and cash equivalents at end of period	$19,433,907	$201,000

Non-cash investing activities:
Accrued other assets	$264,615	$—

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$24,592	$—
Offering costs payable to related parties	$3,750,546	$—

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

Substantially all of our business will be conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware on January 12, 2007 (“Behringer Harvard Opportunity OP II”).  As of June 30, 2008, our wholly owned subsidiary, BHO II, Inc., a Delaware corporation, was the sole general partner of Behringer Harvard Opportunity OP II and owned a 0.1% partnership interest in Behringer Harvard Opportunity OP II.  As of June 30, 2008, our wholly owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of Behringer Harvard Opportunity OP II.

We are externally managed by and advised by Behringer Harvard Opportunity Advisors II LP (“Behringer Opportunity Advisors II”), a Texas limited partnership formed in January 2007.  Behringer Opportunity Advisors II is our affiliate responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf.

Organization

On February 26, 2007, we filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer up to 125,000,000 shares of common stock for sale to the public (the “Offering”), of which 25,000,000 shares are being offered pursuant to our distribution reinvestment plan (the “DRIP”).  We reserve the right to reallocate the shares we are offering between our primary offering and the DRIP.  The SEC declared our Registration Statement effective on January 4, 2008, and we commenced our ongoing initial public offering on January 21, 2008.  We commenced operations on April 1, 2008 upon satisfaction of the conditions of our escrow agreement in all states except Pennsylvania and our acceptance of initial subscriptions of common stock.

In connection with our initial capitalization, on January 19, 2007, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”), an affiliate of our advisor.  On April 1, 2008 we satisfied the minimum offering in all states except Pennsylvania and the escrow agent released subscription proceeds to us from the Offering immediately thereafter.  Subscription proceeds from the state of Pennsylvania will be placed in an account held by our escrow agent until we have received and accepted subscriptions aggregating $50 million.  We admit new stockholders purchasing shares in the primary portion of the Offering at least monthly.  Upon admission of new stockholders, subscription proceeds will be used for payment of dealer manager fees and selling commissions and may be utilized as consideration for investments and the payment or reimbursement of  offering expenses and operating expenses.  Until required for such purposes, net offering proceeds are held in short-term, liquid investments.

As of June 30, 2008, we had 2,166,360 shares of commons stock outstanding, which includes the 22,471 shares issued to Behringer Harvard Holdings.  As of June 30, 2008, we had 1,000 shares of convertible stock issued and outstanding to Behringer Harvard Holdings.

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

2.             Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Special Financial Report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC on March 31, 2008.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying consolidated balance sheet and consolidated statement of stockholders’ equity as of June 30, 2008 and consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to fairly present our consolidated financial position as of June 30, 2008 and December 31, 2007 and our consolidated results of operations and cash flows for the periods ended June 30, 2008 and 2007.  Such adjustments are of a normal recurring nature.

3.             Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include such items as purchase price allocation for real estate acquisitions, impairment of long-lived assets, depreciation and amortization and allowance for doubtful accounts.  Actual results could differ from those estimates.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired will be evaluated based on Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46R “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined not to be a variable interest entity under FIN 46R, then the entities will be evaluated for consolidation under the American Institute of Certified Public Accountants’ Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” and by Emerging Issues Task Force 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

Real Estate

Upon the acquisition of real estate properties, we will allocate the purchase price of those properties to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets will consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.

Upon the completion of a business combination, we will record the tangible assets acquired, consisting of land and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values in accordance with SFAS No. 141, “Business Combinations.”  Identified intangible assets will consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.  Any amount paid in excess of the fair value of the assets and liabilities acquired will be recorded as goodwill.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

The fair value of the tangible assets acquired, consisting of land and buildings, will be determined by valuing the property as if it were vacant, and the “as-if-vacant” value will be allocated to land and buildings.  Land values will be derived from appraisals, and building values will be calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of commercial office buildings will be depreciated over the estimated useful life of 25 years using the straight-line method and hotels/mixed-use properties will be depreciated over the estimated useful life of 39 years using the straight-line method.

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

The total value of identified real estate intangible assets acquired will be further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value for tenant improvements and leasing commissions will be based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition.  The aggregate value of in-place leases acquired and tenant relationships will be determined by applying a fair value model.  The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions.  In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we will include such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions.  The estimates of the fair value of tenant relationships will also include costs to execute similar leases including leasing commissions, legal fees and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

Impairment of Long-Lived Assets

For real estate we will wholly own, management will monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we will recognize an impairment loss to adjust the carrying value of the asset to estimated fair value.

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

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.  The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

Restricted Cash

Restricted cash includes subscription proceeds held in a separate account until the subscribing investors are admitted as stockholders.  On April 1, 2008, we satisfied the conditions of our escrow agreement in all states except Pennsylvania and accepted subscriptions aggregating approximately $3.1 million.  We will admit new stockholders in all states except Pennsylvania at least monthly.  Upon acceptance of stockholders, shares of stock are issued, and we receive the subscription proceeds.

Organization and Offering Expenses

We will reimburse our advisor for any organization and offering expenses incurred on our behalf in connection with the primary offering (other than selling commissions and the dealer manager fee) provided that at no point will we reimburse expenses that would cause our total organization and offering expenses (other than selling commissions and the dealer manager fee) related to our primary offering to exceed 1.5% of gross offering proceeds from the primary offering.  Organization and offering expenses are defined generally as any and all costs and expenses incurred by us in connection with our formation, preparing for the offering, the qualification and registration of the offering and the marketing and distribution of our shares.  Organization and offering expenses include, but are not limited to, accounting and legal fees, costs to amend the registration statement and supplement the prospectus, printing, mailing and distribution costs, filing fees, amounts to reimburse our advisor or its affiliates for the salaries of employees and other costs in connection with preparing supplemental sales literature, telecommunication costs, fees of the transfer agent, registrars, trustees, escrow holders, depositories and experts, and fees and costs for employees of our advisor or its affiliates to attend industry conferences.  At each balance sheet date, we will estimate the total gross public offering proceeds expected to be received under the public offering and recognize the amount of organization & offering reimbursement as determined under SFAS No. 5, “Accounting for Contingencies.”  We will record the amount of reimbursement at the lower of (a) 1.5% of the estimated gross public offering proceeds, or (b) the actual organization and offering costs incurred by our advisor.

All offering costs will be recorded as an offset to additional paid-in capital, and all organization costs will be recorded as an expense at the time we become liable for the payment of these amounts.  We received the minimum proceeds from the Offering and accepted investors on April 1, 2008, and as a result, we are obligated to reimburse our advisor for amounts it has incurred related to our public offering.  As of June 30, 2008, Behringer Opportunity Advisors II had incurred approximately $67,000 in organization costs and $3.7 million in offering costs on our behalf.

Income Taxes

We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ending December 31, 2008.  If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, as long as we distribute at least 90 percent of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP).  REITs are subject to a number of other organizational and operations requirements.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

Stock Based Compensation

We have adopted a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates.  We account for this plan in accordance with FASB SFAS No. 123R, “Share-Based Payment.”  In the prospective method, compensation cost is recognized for all share-based payments granted after the effective date.  SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than as operating cash flows.  No stock-based awards were issued under the plan as of June 30, 2008.

Concentration of Credit Risk

At June 30, 2008 and December 31, 2007, we had cash on deposit in financial institutions in excess of federally insured levels; however, we have not experienced any losses in such accounts.  We regularly monitor the financial stability of

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Earnings per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during each period.   As of June 30, 2008, we had no stock based awards outstanding.  The weighted average shares outstanding used to calculate both basic and diluted loss per share were the same for the three and six months ended June 30, 2008 and for the three months ended June 30, 2007 and from the period from January 9, 2007 (date of inception) through June 30, 2007 as there were no stock-based awards outstanding and any such effect would have been anti-dilutive.

4.             New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141 “Business Combinations” but retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS No. 141(R) applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to SFAS No. 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not allowed.  We expect SFAS No. 141(R) to have a material effect on our accounting for future acquisitions of properties if they fall under the definition of a business combination.

5.             Stockholders’ Equity

Capitalization

As of June 30, 2008, our authorized capital was 350,000,000 shares of common stock, 50,000,000 shares of preferred stock and 1,000 shares of convertible stock.  All shares of such stock have a par value of $.0001 per share.  As of June 30, 2008, we had 2,166,360 shares of our common stock issued and outstanding, 1,000 shares of convertible stock issued and outstanding and no shares of preferred stock issued and outstanding.

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

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Distribution Reinvestment Plan

We have adopted the DRIP through which common stockholders may elect to have distributions otherwise distributable to them invested in additional shares of our common stock.  We are offering up to 25,000,000 shares for sale pursuant to the DRIP at an initial purchase price of $9.50 per share.  The Company may reallocate the shares of common stock being offered between the primary offering and the DRIP.  We may terminate the DRIP in our discretion at any time upon ten days’ notice to plan participants.

Distributions

We initiated the payment of monthly distributions in April 2008 in the amount of a 3% annualized rate of return, based on an investment in our common stock of $10.00 per share and calculated on a daily record basis of $0.0008219 per share.  A portion of each distribution is expected to constitute a return of capital for tax purposes.  Pursuant to the DRIP, stockholders may elect to reinvest any cash distribution in additional shares of common stock.    We record all distributions when declared, except that the stock issued through the DRIP is recorded when the shares are actually issued.  Distributions declared and payable as of June 30, 2008 were approximately $42,000, which included approximately $10,000 of cash distributions payable and approximately $32,000 of DRIP distributions payable.

The following are the distributions declared during the three months ended June 30, 2008:

2008	Total	Cash	DRIP
Second Quarter	74,379	$17,635	56,744

6.             Incentive Award Plan

The Behringer Harvard Opportunity REIT II, Inc. 2007 Amended and Restated Incentive Award Plan (“Incentive Award Plan”) was adopted by our board of directors on December 19, 2007 and provides for the grant of equity awards to our employees, directors and consultants and those of our advisor and its affiliates.  A total of 10,000,000 shares have been authorized and reserved for issuance under our Incentive Award Plan.  As of June 30, 2008, no awards had been granted under such plan.

7.             Related Party Transactions

Our advisor and certain of its affiliates will receive fees and compensation in connection with the Offering, and in connection with the acquisition, management and sale of our assets.  On April 1, 2008 we satisfied the minimum offering in all states except Pennsylvania and commenced operations.  We had not purchased any properties as of June 30, 2008.

Behringer Securities LP (“Behringer Securities”), the dealer-manager and an affiliate of our advisor, receives commissions of up to 7% of gross offering proceeds.  Behringer Securities reallows 100% of selling commissions earned to participating broker-dealers.  In addition, we pay Behringer Securities a dealer manager fee of up to 2.5% of gross offering proceeds.  Pursuant to separately negotiated agreements, Behringer Securities may reallow a portion of its dealer manager fee in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in the Offering; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts and no more than 0.5% of gross offering proceeds for out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties.  Further, in special cases pursuant to separately negotiated agreements and subject to applicable limitations imposed by the Financial Industry Regulatory Authority, Behringer Securities may use a portion of its dealer manager fee to reimburse certain broker-dealers participating in the Offering for technology costs and expenses

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

associated with the Offering and costs and expenses associated with the facilitation of the marketing and ownership of our shares by such broker-dealers’ customers.  No selling commissions or dealer manager fee will be paid for sales under the DRIP.  For the six months ended June 30, 2008, Behringer Securities earned selling commissions and dealer manager fees of $1.4 million and $0.5 million, respectively, and were recorded as a reduction to additional paid-in capital.

We reimburse Behringer Opportunity Advisors II, or its affiliates, for any organization and offering expenses incurred on our behalf in connection with our primary offering (other than selling commissions and the dealer manager fee) provided that at no point will we reimburse expenses that would cause our total organization and offering expenses related to the primary offering (other than selling commissions and the dealer manager fee) to exceed 1.5% of gross offering proceeds from the primary offering.  Since our inception through June 30, 2008, approximately $3.8 million of organization and offering expenses had been incurred by Behringer Opportunity Advisors II on our behalf.  Of this amount, $0.2 million had been reimbursed by us and $3.6 million of reimbursements payable is included in payables to affiliates on our balance sheet.  Of the $3.8 million of organization and offering expenses reimbursable by us through June 30, 2008, approximately $67,000 had been expensed as organizational costs with the remainder recorded as a reduction of additional paid-in capital.  Behringer Opportunity Advisors II, or its affiliates, determines the amount of organization and offering expenses owed based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on respective equity offering results of those entities in offering.

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

Our advisor or its affiliates will also receive a non-accountable acquisition expense reimbursement in the amount of 0.25% of the funds paid for purchasing an asset, including any debt attributable to the asset, plus 0.25% of the funds budgeted for development, construction or improvement in the case of assets that we acquire and intend to develop, construct or improve.  Our advisor or its affiliates will also receive a non-accountable acquisition expense reimbursement in the amount of 0.25% of the funds advanced in respect of a loan or other investment.  We will also pay third parties, or reimburse the advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder’s fees, title insurance, premium expenses and other closing costs.  Our advisor will be responsible for paying all of the expenses it incurs associated with persons employed by the advisor to the extent dedicated to making investments for us, such as wages and benefits of the investment personnel.  Our advisor will also be responsible for paying all of the investment-related expenses that we or our advisor incurs that are due to third parties with respect to investments we do not make.

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

We expect to pay Behringer Harvard Opportunity II Management Services, LLC (“BHO Management”), our property manager and affiliate of our advisor, fees for the management and leasing of the our properties.  Property management fees will be 4.5% of the gross revenues of the properties managed by BHO Management.  In the event that we contract directly with a third-party property manager in respect of a property, BHO Management will receive an oversight fee equal to 0.5% of the gross revenues of the property managed.  In no event will BHO Management receive both a property management fee and an oversight fee with respect to any particular property.  In addition to the property management fee or oversight fee, if BHO Management provides leasing services with respect to a property, we will pay BHO Management leasing fees in an amount equal to the leasing fees charged by unaffiliated persons rendering comparable services in the same geographic location of the applicable property. We will reimburse the costs and expenses incurred by BHO Management on its behalf, including the wages and salaries and other employee-related expenses of all on-site employees of BHO Management or its subcontractors who are engaged in the operation, management, maintenance or access control of the Company’s properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

out-of-pocket expenses that are directly related to the management of specific properties.  Furthermore, other third-party charges, including fees and expenses of third-party accountants, will be reimbursed.

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

We will reimburse our advisor for all expenses paid or incurred by the advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (A) 2% of our average invested assets, or (B) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period.  Notwithstanding the above, we may reimburse the advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the six months ended June 30, 2008, we incurred and expensed such costs for administrative services totaling approximately $75,000.

At June 30, 2008, we had a payable to related parties of approximately $3.8 million.  This balance consisted primarily of offering costs payable to Behringer Opportunity Advisors II.

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

*****

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes thereto.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up costs, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows and our inability to realize value for limited partners upon disposition of our assets.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Registration Statement on
Form S-11, as filed with the SEC, and the risks identified in Part II, Item 1A of this quarterly report.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired will be evaluated for consolidation based on FIN 46R, which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined not to be a VIE under FIN 46R, then the entity will be evaluated for consolidation under the American Institute of Certified Public Accountants’ Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” and by Emerging Issues Task Force 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

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

Real Estate

Upon the acquisition of real estate properties, we will allocate the purchase price of those properties to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their relative fair values in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets will consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.

Upon the completion of a business combination, we will record the tangible assets acquired, consisting of land and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values in accordance with SFAS No. 141, “Business Combinations.”  Identified intangible assets will consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.  Any amount paid in excess of the fair value of the assets and liabilities acquired will be recorded as goodwill.  If the value of the assets and liabilities exceed the total purchase price, then the resulting negative goodwill will be allocated to the tangible and intangible assets acquired.

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

The fair value of the tangible assets acquired, consisting of land and buildings, will be determined by valuing the property as if it were vacant, and the “as-if-vacant” value will be allocated to land and buildings.  Land values will be derived from appraisals, and building values will be calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of commercial office buildings will be depreciated over the estimated useful life of 25 years using the straight-line method and hotels/mixed-use properties will be depreciated over the estimated useful life of 39 years using the straight-line method.

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

The total value of identified real estate intangible assets acquired will be further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value for tenant improvements and leasing commissions will be based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition.  The aggregate value of in-place leases acquired and tenant relationships will be determined by applying a fair value model.  The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions.  In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we will include such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions.  The estimates of the fair value of tenant relationships will also include costs to execute similar leases including leasing commissions, legal fees and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

Impairment of Long-Lived Assets

For real estate we will wholly own, management will monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we will recognize an impairment loss to adjust the carrying value of the asset to estimated fair value.

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

Overview

We were formed primarily to acquire and operate commercial real estate and real estate-related assets.  In particular, we will focus generally on acquiring commercial properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential and those available from sellers who are distressed or face time-sensitive deadlines.  We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily and other real properties.  These properties may be existing, income-producing properties, newly constructed properties or properties under development or construction and may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multifamily use.  Further, we may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  We also may originate or invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans and Section 1031 tenant-in-common interests (including those issued by affiliates of our advisor), or in entities that make investments similar to the foregoing.  We had not acquired any assets as of June 30, 2008.

On February 26, 2007, we filed a Registration Statement on Form S-11 with the SEC to offer up to 125,000,000 shares of common stock for sale to the public, of which 25,000,000 shares are being offered pursuant to the DRIP.  We reserve the right to reallocate the shares we are offering between our primary offering and the DRIP.  The SEC declared our Registration Statement effective on January 4, 2008, and we commenced our ongoing initial public offering on January 21, 2008.  We commenced operations on April 1, 2008 upon satisfaction of the conditions of our escrow agreement in all states except Pennsylvania and acceptance of initial subscriptions of common stock.

Results of Operations

Three months ended June 30, 2008 as compared to the three months ended June 30, 2007

We commenced operations on April 1, 2008 upon receipt and acceptance of subscriptions for a minimum of $2.0 million of shares of common stock pursuant to the Offering.  We had no operations for the three months ended June 30, 2007.

Results of operations for the three months ended June 30, 2008 consisted of the following:

General & Administrative Expenses. General and administrative expenses of $216,604 were comprised of corporate general and administrative expenses including auditing fees, board of directors’ fees, approximately $67,000 of organization costs paid to Behringer Opportunity Advisors II and other administrative expenses.  We expect general and administrative expenses to increase as we begin acquiring properties.

Interest Income. Interest income of $41,562 represents interest income on funds on deposit, net of bank fees. We began accepting investors on April 1, 2008.  We admit new stockholders purchasing shares in the primary portion of the Offering at least monthly.  Upon admission of new stockholders, subscription proceeds will be used for payment of dealer manager fees and selling commissions and may be utilized as consideration for investments and the payment or reimbursement of  offering expenses and operating expenses.  Until required for such purposes, net offering proceeds are held in short-term, liquid investments and earn interest income.  We expect interest income to increase as we continue to accept new investors.

Six months ended June 30, 2008 as compared to the period from January 9, 2007 (date of inception) through June 30, 2007

We commenced operations on April 1, 2008 upon receipt and acceptance of subscriptions for a minimum of $2.0 million of shares of common stock pursuant to the Offering.  We had no operations for the period beginning January 9, 2007 (date of inception) through June 30, 2007.

Results of operations for the six months ended June 30, 2008 consisted of the following:

General & Administrative Expenses. General and administrative expenses of $286,366 were comprised of corporate general and administrative expenses including auditing fees, board of directors’ fees, approximately $67,000 of organization costs paid to Behringer Opportunity Advisors II and other administrative expenses.  We expect general and administrative expenses to continue to increase as we begin acquiring properties.

Interest Income. Interest income of $47,039 represents interest income on funds on deposit, net of bank fees. We admit new stockholders purchasing shares in the primary portion of the Offering at least monthly.  Upon admission of new stockholders, subscription proceeds will be used for payment of dealer manager fees and selling commissions and may be utilized as consideration for investments and the payment or reimbursement of  offering expenses and operating expenses.  Until required for such purposes, net offering proceeds are held in short-term, liquid investments and earn interest income.  We expect interest income to increase as we continue to accept new investors.

Cash Flow Analysis

Cash used in operating activities for the six months ended June 30, 2008 was $135,940 and was comprised of the net loss of $239,327 adjusted by changes in working capital accounts of $103,387.  There was no cash flow from operations for the six months ended June 30, 2007.

Cash provided by financing activities for the six months ended June 30, 2008 was $19,366,807 and was comprised primarily of the issuance of common stock net of offering costs of $19,374,672.  Cash provided by financing activities for the six months ended June 30, 2007 was $201,000 and consisted of proceeds from the issuance of common and convertible stock.

Liquidity and Capital Resources

Our principal demands for funds will be for the acquisition of real estate-related assets, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness.  Generally, we expect to meet cash needs for items other than acquisitions from our cash flow from operations, and we expect to meet cash needs for acquisitions from the net proceeds of the Offering and from financings.

There may be a delay between the sale of our shares and the purchase of properties or other investments, which could result in a delay in our ability to make distributions to our stockholders.  Until such time as we have sufficient cash flow from operations to fully fund the payment of distributions, some or all of our distributions have been and will be paid from other sources, such as from the proceeds of the Offering, cash advances to us by our advisor, cash resulting from a waiver of fees, and borrowings secured by our assets in anticipation of future operating cash flow.  We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments.  In addition, to the extent our investments are in development or redevelopment projects, or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation.

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risk.

We will be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Since we have not yet acquired any properties or incurred any debt as of June 30, 2008, we currently have limited exposure to interest rate risk.  As of June 30, 2008, a 1% increase or decrease in interest rates would have no effect on our interest expense as we had no outstanding debt as of that date.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of June 30, 2008, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of June 30, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.            Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 1A.         Risk Factors.

The following risk factors update the risk factors contained in the “Risk Factors — Risks Related to Our Business in General” section set forth in our Registration Statement on Form S-11.

Risks Related to Our Business in General

Our board of directors may change our investment policies and objectives generally and at the individual investment level without stockholder approval, which could alter the nature of your investment.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the stockholders.  In addition to our investment policies and objectives, we may also change our stated strategy for any investment in an individual property.  These policies may change over time.  The methods of implementing our investment policies may also vary, as new investment techniques are developed.  Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders.  As a result, the nature of your investment could change without your consent.

Our revenue and net income may vary significantly from one period to another due to investments in opportunity-oriented properties and portfolio acquisitions, which could increase the variability of our cash available for distributions.

Our opportunistic property-acquisition strategy will include investments in properties in various phases of development, redevelopment or repositioning and portfolio acquisitions, which may cause our revenues and net income to fluctuate significantly from one period to another.  Projects do not produce revenue while in development or redevelopment.  During any period when our projects in development or redevelopment or those with significant capital requirements increase without a corresponding increase in stable revenue-producing properties, our revenues and net income will likely decrease.  Many factors may have a negative impact on the level of revenues or net income produced by our portfolio of properties and projects, including higher than expected construction costs, failure to complete projects on a timely basis, failure of the properties to perform at expected levels upon completion of development or redevelopment, and increased borrowings necessary to fund higher than expected construction or other costs related to the project.  Further, our net income and shareholders equity could be negatively affected during periods with large portfolio acquisitions, which generally require large cash outlays and may require the incurrence of additional financing.  Any such reduction in our revenues and net income during such periods could cause a resulting decrease in our cash available for distributions during the same periods.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

On January 4, 2008, our Registration Statement on Form S-11 (File No. 333-140887), covering a public offering of up to 125,000,000 shares of common stock, was declared effective under the Securities Act of 1933. The Offering commenced on January 21, 2008 and is ongoing.  We expect to sell the shares offered in our public offering over a two-year period.  Under rules promulgated by the SEC, in some circumstances we may continue the offering beyond this date.  Our board of directors has the discretion to extend the offering period for the shares offered under the DRIP up to the sixth anniversary of the termination of the primary offering.  We may reallocate the shares of common stock being offered between the primary offering and the DRIP.

We are offering a maximum of 100,000,000 shares in our primary offering at an aggregate offering price of up to $1.0 billion, or $10.00 per share with discounts available to certain categories of purchasers.  The 25,000,000 shares offered under the DRIP are initially being offered at an aggregate offering price of $237.5 million, or $9.50 per share.  Behringer Securities LP, an affiliate of our advisor, is the dealer manager of our offering.  As of June 30, 2008, we had sold 2,143,889 shares of our common stock on a best efforts basis pursuant to the Offering for gross offering proceeds of approximately $21.4 million.

From the commencement of the Offering through June 30, 2008, we incurred the following expenses in conjunction with the issuance and distribution of the registered securities pursuant to the Offering:

Type of Expense	Amount
Other expenses to affiliates (1)	$5,786,854

(1) “Other expenses to affiliates” includes commissions and dealer manager fees paid to Behringer Securities, our affiliate, which reallowed all or a portion of the commissions and fees to soliciting dealers.

From the commencement of the Offering through June 30, 2008, the net proceeds to us from the Offering after deducting the total expenses incurred and described above, were $15.6 million.  We had not used any such net offering proceeds as of June 30, 2008 to purchase real estate-related assets.

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Item 3.            Defaults Upon Senior Securities.

None.

Item 4.            Submission of Matters to a Vote of Security Holders.

None.

Item 5.            Other Information.

None.

Item 6.            Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

Dated: August 14, 2008	By:	/s/ Gary S. Bresky
Gary S. Bresky
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

3.1.1

Second Articles of Amendment and Restatement as amended by the First Articles of Amendment, incorporated by reference to Exhibit 3.1.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-140887, filed on April 4, 2008

3.1.2

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

Selected Dealer Agreement, dated May 1, 2008, by and among Behringer Harvard Opportunity REIT II, Inc., Behringer Securities LP, Behringer Harvard Opportunity Advisors II LP, Behringer Harvard Holdings, LLC and Ameriprise Financial Services, Inc., incorporated by reference to the Company’s Form 8-K filed on May 2, 2008

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