Form 10-Q
period 2008-09-30
Behringer Harvard Opportunity REIT II, Inc.
filed 2008-11-14
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of October 31, 2008, Behringer Harvard Opportunity REIT II, Inc. had 6,330,426 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

FORM 10-Q

Quarter Ended September 30, 2008

PART I

FINANCIAL INFORMATION

		Page

Item 1.	Financial Statements (Unaudited).

	Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	3

	Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and for the three months ended September 30, 2007 and the period from January 9, 2007 (date of inception) through September 30, 2007	4

	Consolidated Statements of Stockholders’ Equity for the period from January 9, 2007 (date of inception) through December 31, 2007 and for the nine months ended September 30, 2008	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and for the period from January 9, 2007 (date of inception) through September 30, 2007	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	20

Item 4T.	Controls and Procedures.	20

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.	21

Item 1A.	Risk Factors.	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	22

Item 3.	Defaults Upon Senior Securities.	22

Item 4.	Submission of Matters to a Vote of Security Holders.	22

Item 5.	Other Information.	22

Item 6.	Exhibits.	23

Signature	24

PART I

FINANCIAL INFORMATION

Item 1.              Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2008	2007
Assets
Cash and cash equivalents	$47,860,832	$203,040
Receivable from related party	543,104	—
Prepaid expenses and other assets	1,237,941	—
Total assets	$49,641,877	$203,040

Liabilities and stockholders’ equity
Payables to related parties	$3,999,415	$300
Distributions payable	126,916	—
Accrued liabilities	101,644	53,375
Total liabilities	4,227,975	53,675

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 5,590,210 and 22,471 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	559	2
Additional paid-in capital	45,989,309	200,998
Cumulative distributions and net loss	(575,966)	(51,635)
Total stockholders’ equity	45,413,902	149,365
Total liabilities and stockholders’ equity	$49,641,877	$203,040

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Operations

(Unaudited)

				For the period from
	Three months	Three months	Nine months	January 9, 2007
	ended	ended	ended	(date of inception)
	September 30, 2008	September 30, 2007	September 30, 2008	through September 30, 2007

Revenue	$—	$—	$—	$—

Expenses
General and administrative	111,800	300	398,164	300
Total expenses	111,800	300	398,164	300

Interest income, net	198,423	—	245,461	—
Net income (loss)	$86,623	$(300)	$(152,703)	$(300)

Basic and diluted weighted average shares outstanding	3,864,388	22,471	1,626,721	22,471

Basic and diluted income (loss) per share	$0.02	$(0.01)	$(0.09)	$(0.01)

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Convertible Stock		Common Stock		Additional	Cumulative	Total
	Number	Par	Number	Par	Paid-in	Distributions	Stockholders’
	of Shares	Value	of Shares	Value	Capital	and Net Loss	Equity

Balance at January 9, 2007	—	$—	—	$—	$—	$—	$—
(date of inception)
Issuance of convertible stock, net	1,000				1,000		1,000
Issuance of common stock, net			22,471	2	199,998		200,000
Net loss						(51,635)	(51,635)
Balance at December 31, 2007	1,000	—	22,471	2	200,998	(51,635)	149,365

Issuance of common stock, net			5,567,739	557	45,788,311		45,788,868
Distributions declared on common stock						(371,628)	(371,628)
Net loss						(152,703)	(152,703)
Balance at September 30, 2008	1,000	$—	5,590,210	$559	$45,989,309	$(575,966)	$45,413,902

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

		For the period from
	Nine months	January 9, 2007
	ended	(date of inception)
	September 30, 2008	through September 30, 2007
Cash flows from operating activities
Net loss	$(152,703)	$(300)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Change in prepaid expenses and other assets	(188,623)	—
Change in accrued liabilities	4,725	—
Change in payables to related parties	(481,220)	300
Cash used in operating activities	(817,821)	—

Cash flows from investing activities
Escrow deposits and pre-acquisition costs on real estate to be acquired	(1,005,774)	—
Cash used in investing activities	(1,005,774)	—

Cash flows from financing activities
Issuance of common/convertible stock	55,364,093	201,000
Offering costs	(5,821,006)	—
Distributions	(61,700)	—
Cash provided by financing activities	49,481,387	201,000

Net change in cash and cash equivalents	47,657,792	201,000
Cash and cash equivalents at beginning of period	203,040	—
Cash and cash equivalents at end of period	$47,860,832	$201,000

Non-cash investing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	$43,544	$—

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$183,011	$—
Accrued dividends payable	$126,917	$—
Offering costs payable to related parties	$3,937,230	$—

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.             Business and Organization

Business

Behringer Harvard Opportunity REIT II, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) was organized in Maryland on January 9, 2007 and intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes effective for our taxable year ending December 31, 2008.  We intend to acquire and operate commercial real estate and real estate-related assets.  In particular, we will focus generally on acquiring commercial properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties.  These properties may be existing, income-producing properties, newly constructed properties, or properties under development or construction and may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multifamily use.  Further, we may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  We also may originate or invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans, and Section 1031 tenant-in-common interests (including those issued by affiliates of our advisor), or in entities that make investments similar to the foregoing.  As of September 30, 2008, we had not acquired any real estate or real estate-related assets.

Substantially all of our business will be conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware on January 12, 2007 (“Behringer Harvard Opportunity OP II”).  As of September 30, 2008, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, was the sole general partner of Behringer Harvard Opportunity OP II and owned a 0.1% partnership interest in Behringer Harvard Opportunity OP II.  As of September 30, 2008, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of Behringer Harvard Opportunity OP II.

We are externally managed and advised by Behringer Harvard Opportunity Advisors II LP (“Behringer Opportunity Advisors II”), a Texas limited partnership formed in January 2007.  Behringer Opportunity Advisors II is our affiliate responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf.

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

In connection with our initial capitalization, on January 19, 2007, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”), an affiliate of our advisor.  As of September 30, 2008, we had 5,590,210 shares of commons stock outstanding, which includes the 22,471 shares issued to Behringer Harvard Holdings.  As of September 30, 2008, we had 1,000 shares of convertible stock issued and outstanding to Behringer Harvard Holdings.

We commenced operations on April 1, 2008 upon satisfaction of the conditions of our escrow agreement in all states except Pennsylvania and our acceptance of initial subscriptions of common stock.  On September 19, 2008, we satisfied the escrow conditions for Pennsylvania.  Upon admission of new stockholders, subscription proceeds are used for payment of dealer manager fees and selling commissions and may be utilized as consideration for investments and the payment or reimbursement of offering expenses and operating expenses.  Until required for such purposes, net offering proceeds are held in short-term, liquid investments.  Through September 30, 2008, we had sold 5,567,739 shares in the Offering for gross proceeds of $55.5 million.

Our common stock is not currently listed on a national securities exchange.  Depending upon the prevailing market conditions, it is our intention to consider beginning the process of liquidating our assets and distributing the net proceeds to our stockholders within three to six years after the termination of our primary offering.  If we do not begin an orderly liquidation within that period, we may seek to have our shares listed on a national securities exchange.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

2.             Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Special Financial Report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC on March 31, 2008.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this quarterly report pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying consolidated balance sheet and consolidated statement of stockholders’ equity as of September 30, 2008 and consolidated statements of operations for the three and nine months ended September 30, 2008 and for the three months ended September 30, 2007 and the period from January 9, 2007 (date of inception) through September 30, 2007 and cash flows for the nine months ended September 30, 2008 and for the period from January 9, 2007 (date of inception) through September 30, 2007 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to fairly present our consolidated financial position as of September 30, 2008 and December 31, 2007 and our consolidated results of operations and cash flows for the periods ended September 30, 2008 and 2007.  Such adjustments are of a normal recurring nature.

3.             Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include such items as purchase price allocation for real estate acquisitions, impairment of long-lived assets, depreciation and amortization, and allowance for doubtful accounts.  Actual results could differ from those estimates.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances, and profits have been eliminated in consolidation.  Interests in entities acquired will be evaluated based on Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46R “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined not to be a variable interest entity under FIN 46R, then the entities will be evaluated for consolidation under the American Institute of Certified Public Accountants’ Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” and by Emerging Issues Task Force 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

Real Estate

Upon the acquisition of real estate properties, we will allocate the purchase price of those properties to the tangible assets acquired, consisting of land, inclusive of associated rights, land improvements, buildings, building improvements, furniture, fixtures and equipment, identified intangible assets, asset retirement obligations, and assumed liabilities based on their relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets will consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions, and tenant relationships.

Upon the completion of a business combination, we will record the tangible assets acquired, consisting of land and buildings, any assumed debt, identified intangible assets, and asset retirement obligations based on their fair values in accordance with SFAS No. 141, “Business Combinations.”  Identified intangible assets will consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions, and tenant relationships.  Any amount paid in excess of the fair value of the assets and liabilities acquired will be recorded as goodwill.  If the value of the assets and liabilities exceed the total purchase price, then the resulting negative goodwill will be allocated to the tangible and intangible assets acquired.

Initial valuations will be subject to change until our information is finalized, which is no later than twelve months from the acquisition date.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

We will determine the fair value of assumed debt by calculating the net present value of the scheduled note payments using interest rates for debt with similar terms and remaining maturities that we believe we could obtain.  Any difference between the fair value and stated value of the assumed debt will be recorded as a discount or premium and amortized over the remaining life of the loan.

The fair value of the tangible assets acquired, expected to consist of land, land improvements, buildings, building improvements, and furniture, fixtures and equipment, will be determined by valuing the property as if it were vacant, and the “as-if-vacant” value will be allocated to the tangible assets.  Land values will be derived from appraisals, and building values will be calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  Furniture, fixtures and equipment values will be determined based on current reproduction or replacement cost less depreciation and other estimated allowances based on physical, functional, or economic factors.  The value of commercial office buildings will be depreciated over the estimated useful life of 25 years using the straight-line method and hotels/mixed-use properties will be depreciated over the estimated useful life of 39 years using the straight-line method.  Land improvements will be depreciated over the estimated useful life of 15 years, and furniture, fixtures and equipment will be depreciated over estimated useful lives ranging from five to seven years using the straight-line method.

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

The total value of identified real estate intangible assets acquired will be further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions, and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value for tenant improvements and leasing commissions will be based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition.  The aggregate value of in-place leases acquired and tenant relationships will be determined by applying a fair value model.  The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions.  In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we will include such items as real estate taxes, insurance, and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions.  The estimates of the fair value of tenant relationships will also include costs to execute similar leases including leasing commissions, legal fees, and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

Impairment of Long-Lived Assets

For real estate we will wholly-own, management will monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we will recognize an impairment loss to adjust the carrying value of the asset to estimated fair value.

For real estate owned by us through an investment in a limited partnership, joint venture, tenant-in-common interest, or other similar investment structure, at each reporting date, management will compare the estimated fair value of its investment to the carrying value.  An impairment charge will be recorded to the extent that the fair value of the investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.  The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

Organization and Offering Expenses

We reimburse our advisor or its affiliates for any organization and offering expenses incurred on our behalf in connection with the primary offering (other than selling commissions and the dealer manager fee) provided that at no point will we reimburse expenses that would cause our total organization and offering expenses (other than selling commissions and the dealer manager fee) related to our primary offering to exceed 1.5% of gross offering proceeds from the primary offering.  Organization and offering expenses are defined generally as any and all costs and expenses incurred by us in connection with our formation, preparing for the offering, the qualification and registration of the offering, and the marketing and distribution of our shares.  Organization and offering expenses include, but are not limited to, accounting and legal fees, costs to amend the registration statement and supplement the prospectus, printing, mailing and distribution costs, filing fees, amounts to reimburse our advisor or its affiliates for the salaries of employees, and other costs in connection with preparing supplemental sales literature, telecommunication costs, fees of the transfer agent, registrars, trustees, escrow holders, depositories and experts, and fees and costs for employees of our advisor or its affiliates to attend industry conferences.  At each balance sheet date, we estimate the total gross public offering proceeds expected to be received under the public offering and recognize the amount of organization and offering reimbursement as determined under SFAS No. 5, “Accounting for Contingencies.”  We record the amount of reimbursement at the lower of (a) 1.5% of the estimated gross public offering proceeds, or (b) the actual organization and offering costs incurred by our advisor or its affiliates.

All offering costs are recorded as an offset to additional paid-in capital, and all organization costs are recorded as an expense at the time we become liable for the payment of these amounts.

Income Taxes

We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code  of 1986, as amended (the “Code”), commencing with our taxable year ending December 31, 2008.  If we qualify for taxation as a REIT under the Code, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, as long as we distribute at least 90 percent of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP).  REITs are subject to a number of other organizational and operations requirements.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

Stock-Based Compensation

We have adopted a stock-based incentive award plan for our directors and consultants and for employees, directors, and consultants of our affiliates.  We account for this plan in accordance with FASB SFAS No. 123R, “Share-Based Payment.”  Awards are granted at the fair market value on the date of grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date.  SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than as operating cash flows.  No stock-based awards were issued under the plan as of September 30, 2008.

Concentration of Credit Risk

As of September 30, 2008, we had cash on deposit in financial institutions in excess of federally insured levels; however, we have not experienced any losses in such accounts.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Earnings per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during each period.   The weighted average shares outstanding used to calculate both basic and diluted income (loss) per share were the same for the three and nine months ended September 30, 2008 and for the three months ended September 30, 2007 and from the period from January 9, 2007 (date of inception) through September 30, 2007 as there were no stock-based awards outstanding.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

4.             New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141, “Business Combinations,” but retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration.  SFAS No. 141(R) applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to SFAS No. 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This Statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not allowed.  The acquisition of real estate property has been determined to meet the definition of a business combination as defined in SFAS No. 141(R).  Therefore, beginning January 1, 2009, we will no longer capitalize acquisition related costs for future acquisitions of real estate properties, but will expense such costs as incurred.

5.             Stockholders’ Equity

Capitalization

As of September 30, 2008, our authorized capital was 350,000,000 shares of common stock, 50,000,000 shares of preferred stock, and 1,000 shares of convertible stock.  All shares of such stock have a par value of $.0001 per share.  As of September 30, 2008, we had 5,590,210 shares of our common stock issued and outstanding, 1,000 shares of convertible stock issued and outstanding, and no shares of preferred stock issued and outstanding.

The shares of convertible stock will be converted into shares of common stock automatically if (1) we have made total distributions on then outstanding shares of our common stock equal to the issue price of those shares plus a 10% cumulative, non-compounded, annual return on the issue price of those outstanding shares, or (2) we list our common stock for trading on a national securities exchange if the sum of the prior distributions on then outstanding shares of the common stock plus the aggregate market value of the common stock (based on the 30-day average closing price) meets the same 10% performance threshold.  In general, the convertible stock will convert into shares of common stock with a value equal to the lesser of (A) 20% of the excess of our enterprise value plus the aggregate value of distributions paid to date on then outstanding shares of our common stock over the aggregate issue price of those outstanding shares plus a 10% cumulative, non-compounded, annual return on the issue price of those outstanding shares or (B) 15% of the excess of our enterprise value plus the aggregate value of distributions paid to date on then outstanding shares of the common stock over the aggregate issue price of those outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares.  At the date of issuance of the shares of convertible stock, management determined the fair value under GAAP was less than the nominal value paid for the shares; therefore, the difference is not material.

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

Share Redemption Program

Our board of directors has adopted a share redemption program that permits our stockholders to sell their shares to us in limited circumstances after they have held them for at least one year, subject to certain conditions and limitations.  The purchase price for the redeemed shares is set forth in the prospectus for the Offering of our common stock.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of other exigent circumstances affecting a stockholder such as bankruptcy or a mandatory distribution requirement under the stockholder’s IRA, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) otherwise amend the terms for the share redemption program.  Under the terms of the program, we will not redeem in excess of 5% of the weighted-average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, our board of directors will determine at least quarterly whether we have sufficient cash to repurchase shares, and such purchases will generally be limited to proceeds from the DRIP plus 1% of operating cash flow for the previous fiscal year (to the extent positive).  As of September 30, 2008, no shares had been redeemed or presented for redemption.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Distributions

We initiated the payment of monthly distributions in April 2008 in the amount of a 3% annualized rate of return, based on an investment in our common stock of $10.00 per share and calculated on a daily record basis of $0.0008219 per share.  A portion of each distribution is expected to constitute a return of capital for tax purposes.  Pursuant to the DRIP, stockholders may elect to reinvest any cash distribution in additional shares of common stock.  We record all distributions when declared, except that the stock issued through the DRIP is recorded when the shares are actually issued.  Distributions declared and payable as of September 30, 2008 were approximately $127,000, which included approximately $31,000 of cash distributions payable and approximately $96,000 of DRIP distributions payable.

The following are the distributions declared by quarter for the nine months ended September 30, 2008:

2008	Total Distributions Declared	Cash Declared	DRIP Declared
Second Quarter	$74,379	$17,636	$56,743
Third Quarter	297,249	75,248	222,001
	$371,628	$92,884	$278,744

6.             Incentive Award Plan

The Behringer Harvard Opportunity REIT II, Inc. 2007 Amended and Restated Incentive Award Plan (“Incentive Award Plan”) was adopted by our board of directors on December 19, 2007 and provides for the grant of equity awards to our employees, directors and consultants, and those of our advisor and its affiliates.  A total of 10,000,000 shares have been authorized and reserved for issuance under our Incentive Award Plan.  As of September 30, 2008, no awards had been granted under such plan.

7.             Related Party Transactions

Our advisor and certain of its affiliates will receive fees and compensation in connection with the Offering, and in connection with the acquisition, management, and sale of our assets.

Behringer Securities LP (“Behringer Securities”), the dealer-manager and an affiliate of our advisor, receives commissions of up to 7% of gross offering proceeds.  Behringer Securities reallows 100% of selling commissions earned to participating broker-dealers.  In addition, we pay Behringer Securities a dealer manager fee of up to 2.5% of gross offering proceeds.  Pursuant to separately negotiated agreements, Behringer Securities may reallow a portion of its dealer manager fee in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in the Offering; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts and no more than 0.5% of gross offering proceeds for out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties.  Further, in special cases pursuant to separately negotiated agreements and subject to applicable limitations imposed by the Financial Industry Regulatory Authority, Behringer Securities may use a portion of its dealer manager fee to reimburse certain broker-dealers participating in the Offering for technology costs and expenses associated with the Offering and costs and expenses associated with the facilitation of the marketing and ownership of our shares by such broker-dealers’ customers.  No selling commissions or dealer manager fee will be paid for sales under the DRIP.  For the nine months ended September 30, 2008, Behringer Securities earned selling commissions and dealer manager fees of $3.7 million and $1.4 million, respectively, and were recorded as a reduction to additional paid-in capital.

We reimburse Behringer Opportunity Advisors II or its affiliates for any organization and offering expenses incurred on our behalf in connection with our primary offering (other than selling commissions and the dealer manager fee) provided that at no point will we reimburse expenses that would cause our total organization and offering expenses related to the primary offering (other than selling commissions and the dealer manager fee) to exceed 1.5% of gross offering proceeds from

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

the primary offering.  Since our inception through September 30, 2008, approximately $4.7 million of organization and offering expenses had been incurred by Behringer Opportunity Advisors II or its affiliates on our behalf.  Of this amount, $0.8 million had been reimbursed by us and $3.9 million of reimbursements payable is included in payables to affiliates on our balance sheet.  Of the $3.9 million of organization and offering expenses reimbursable by us through September 30, 2008, approximately $67,000 had been expensed as organizational costs with the remainder recorded as a reduction of additional paid-in capital.  Behringer Opportunity Advisors II or its affiliates determines the amount of organization and offering expenses owed based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on respective equity offering results of those entities in offering.

Our advisor or its affiliates will also receive acquisition and advisory fees of 2.5% of the amount paid and/or budgeted in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to these assets.

Our advisor or its affiliates will also receive an acquisition expense reimbursement in the amount of 0.25% of the funds paid for purchasing an asset, including any debt attributable to the asset, plus 0.25% of the funds budgeted for development, construction, or improvement in the case of assets that we acquire and intend to develop, construct, or improve.  Our advisor or its affiliates will also receive an acquisition expense reimbursement in the amount of 0.25% of the funds advanced in respect of a loan or other investment.  We will also pay third parties, or reimburse the advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder’s fees, title insurance, premium expenses, and other closing costs.  Our advisor or its affiliates will be responsible for paying all of the expenses it incurs associated with persons employed by the advisor to the extent dedicated to making investments for us, such as wages and benefits of the investment personnel.  Our advisor or its affiliates will also be responsible for paying all of the investment-related expenses that we or our advisor or its affiliates incur that are due to third parties with respect to investments we do not make.

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

We expect to pay our property manager and affiliate of our advisor, Behringer Harvard Opportunity II Management Services, LLC (“BHO Management”), or its affiliates, fees for the management and leasing of our properties.  Property management fees will be 4.5% of the gross revenues of the properties managed by BHO Management or its affiliates.  In the event that we contract directly with a third-party property manager in respect of a property, BHO Management or its affiliates will receive an oversight fee equal to 0.5% of the gross revenues of the property managed.  In no event will BHO Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In addition to the property management fee or oversight fee, if BHO Management or its affiliates provide leasing services with respect to a property, we will pay BHO Management or its affiliates leasing fees in an amount equal to the leasing fees charged by unaffiliated persons rendering comparable services in the same geographic location of the applicable property.  Also, if BHO Management or its affiliates supervise construction work at our properties, we will pay BHO Management or its affiliates a construction supervision fee equal to an amount not greater than 5% of all hard construction costs incurred in connection with the construction work.  We will reimburse the costs and expenses incurred by BHO Management or its affiliates on its behalf, including the wages and salaries and other employee-related expenses of all on-site employees of BHO Management or its affiliates, its subcontractors who are engaged in the operation, management, maintenance, or access control of the Company’s properties, including taxes, insurance and benefits relating to such employees, and legal, travel, and other out-of-pocket expenses that are directly related to the management of specific properties.  Furthermore, other third-party charges, including fees and expenses of third-party accountants, will be reimbursed.

We will pay our advisor or its affiliates a monthly asset management fee of one-twelfth of 1.0% of the sum of the higher of the cost or value of each asset.

Our advisor or its affiliates also will be paid a disposition fee if the advisor or its affiliates provide a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more assets.  In such

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

event, our advisor or its affiliates will receive a disposition fee equal to (1) in the case of the sale of real property, the lesser of: (A) one-half of the aggregate brokerage commission paid (including the disposition fee) or, if none is paid, the amount that customarily would be paid, or (B) 3% of the sales price of each property sold, and (2) in the case of the sale of any asset other than real property, 3% of the sales price of such asset.

We will reimburse our advisor or its affiliates for all expenses paid or incurred by the advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (A) 2% of our average invested assets, or (B) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period.  Notwithstanding the above, we may reimburse the advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the nine months ended September 30, 2008, we incurred and expensed such costs for administrative services totaling approximately $101,000.

We are dependent on Behringer Securities, Behringer Opportunity Advisors II, and BHO Management for certain services that are essential to us, including the sale of shares of our common stock, asset acquisition and disposition decisions, property management and leasing services, and other general administrative responsibilities.  In the event that these companies were unable to provide us with their respective services, we would be required to obtain such services from other sources.

8.                                      Subsequent Events

On October 28, 2008, we acquired a multi-tenant office building known as 1875 Lawrence, located in Denver, Colorado (“1875 Lawrence”).  1875 Lawrence is a 15-story office building containing approximately 185,000 rentable square feet, located on approximately half an acre of land.  The total contract purchase price for 1875 Lawrence, exclusive of closing costs, was $34.5 million.  We used proceeds from our offering of common stock to the public to acquire 1875 Lawrence.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up costs, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows, and our inability to realize value for limited partners upon disposition of our assets.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Registration Statement on Form S-11, as filed with the SEC, the risks identified in Part II, Item 1A of our quarterly report for the period ended June 30, 2008, and the risks identified in Part II, Item 1A of this quarterly report.

Cautionary Note

The representations, warranties, and covenants made by us in any agreement filed as an exhibit to this quarterly report are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties, or covenants to or with any other parties.  Moreover, these representations, warranties or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances, and profits have been eliminated in consolidation.  Interests in entities acquired will be evaluated for consolidation based on FIN 46R, which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined not to be a VIE under FIN 46R, then the entity will be evaluated for consolidation under the American Institute of Certified Public Accountants’ Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” and by Emerging Issues Task Force 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

There are judgments and estimates involved in determining if an entity in which we have made an investment is a VIE and if so, if we are the primary beneficiary.  The entity is evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity.  FIN 46R provides some guidelines as to what the minimum equity at risk should be, but the percentage can vary depending upon the industry and/or the type of operations of the entity and it is up to management to determine that minimum percentage as it relates to our business and the facts surrounding each of our acquisitions.  In addition, even if the entity’s equity at risk is a very low percentage, we are required by FIN 46R to evaluate the equity at risk compared to the entity’s expected future losses to determine if there could still in fact be sufficient equity at the entity.  Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility, and using a discount rate to determine the net present value of those future losses.  A change in the judgments, assumptions, and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment on the equity method that should in fact be consolidated, the effects of which could be material to our financial statements.

Real Estate

Upon the acquisition of real estate properties, we will allocate the purchase price of those properties to the tangible assets acquired, consisting of land, inclusive of associated rights, land improvements, buildings, building improvements, furniture, fixtures and equipment, identified intangible assets, asset retirement obligations, and assumed liabilities based on their relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets will consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions, and tenant relationships.

Upon the completion of a business combination, we will record the tangible assets acquired, consisting of land and buildings, any assumed debt, identified intangible assets, and asset retirement obligations based on their fair values in accordance with SFAS No. 141, “Business Combinations.”  Identified intangible assets will consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions, and tenant relationships.  Any amount paid in excess of the fair value of the assets and liabilities acquired will be recorded as goodwill.  If the value of the assets and liabilities exceed the total purchase price, then the resulting negative goodwill will be allocated to the tangible and intangible assets acquired.

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

The fair value of the tangible assets acquired, expected to consist of land, land improvements, buildings, building improvements, and furniture, fixtures and equipment, will be determined by valuing the property as if it were vacant, and the “as-if-vacant” value will be allocated to the tangible assets.  Land values will be derived from appraisals, and building values will be calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  Furniture, fixtures and equipment values are determined based on current reproduction or replacement cost less depreciation and other estimated allowances based on physical, functional, or economic factors.  The value of commercial office buildings will be depreciated over the estimated useful life of 25 years using the straight-line method and hotels/mixed-use properties will be depreciated over the estimated useful life of 39 years using the straight-line method.  Land improvements will be depreciated over the estimated useful life of 15 years, and furniture, fixtures and equipment will be depreciated over estimated useful lives ranging from five to seven years using the straight-line method.

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

The total value of identified real estate intangible assets acquired will be further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions, and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value for tenant improvements and leasing commissions will be based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition.  The aggregate value of in-place leases acquired and tenant relationships will be determined by applying a fair value model.  The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions.  In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we will include such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions.  The estimates of the fair value of tenant relationships will also include costs to execute similar leases including leasing commissions, legal fees, and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

In allocating the purchase price of each of our properties, our advisor will make assumptions and use various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets, discount rates used to determine present values, market rental rates per square foot, and the period required to lease the property up to its occupancy at acquisition if it were vacant.  Many of these estimates will be obtained from independent third party appraisals.  However, management is responsible for the source and use of these estimates.  A change in these estimates and assumptions could result in the various categories of our real estate assets and/or related intangibles being overstated or understated which could result in an overstatement or understatement of depreciation and/or amortization expense.  These variances could be material to our financial statements.

Impairment of Long-Lived Assets

For real estate we will wholly-own, management will monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we will recognize an impairment loss to adjust the carrying value of the asset to estimated fair value.

For real estate owned by us through an investment in a limited partnership, joint venture, tenant-in-common interest, or other similar investment structure, at each reporting date management will compare the estimated fair value of its investment to the carrying value.  An impairment charge will be recorded to the extent that the fair value of the investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

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

Overview

We were formed primarily to acquire and operate commercial real estate and real estate-related assets.  In particular, we will focus generally on acquiring commercial properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties.  These properties may be existing, income-producing properties, newly constructed properties or properties under development or construction, and may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multifamily use.  Further, we may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  We also may originate or invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans, and Section 1031 tenant-in-common interests (including those issued by affiliates of our advisor), or in entities that make investments similar to the foregoing.  We had not acquired any real estate or real estate-related assets as of September 30, 2008.

On February 26, 2007, we filed a Registration Statement on Form S-11 with the SEC to offer up to 125,000,000 shares of common stock for sale to the public, of which 25,000,000 shares are being offered pursuant to the DRIP.  We reserve the right to reallocate the shares we are offering between our primary offering and the DRIP.  The SEC declared our Registration Statement effective on January 4, 2008, and we commenced our ongoing initial public offering on January 21,

2008.  We commenced operations on April 1, 2008 upon satisfaction of the conditions of our escrow agreement and acceptance of initial subscriptions of common stock.

Results of Operations

We commenced operations on April 1, 2008 upon receipt and acceptance of subscriptions for a minimum of $2 million of shares of common stock pursuant to the Offering.  We had no operations for the period beginning January 9, 2007 (date of inception) through September 30, 2007.  As of September 30, 2008, we had not acquired any real estate or real estate-related assets.

Three months ended September 30, 2008 as compared to the three months ended September 30, 2007

General & Administrative Expenses. General and administrative expenses for the period totaled $111,800.  General and administrative expenses were comprised of auditing fees, legal fees, board of directors’ fees, organization costs paid to Behringer Opportunity Advisors II, and other administrative expenses.  We expect general and administrative expenses to increase as we begin acquiring properties.

Interest Income. Interest income of $198,423 represents interest income on funds on deposit, net of bank fees. We began accepting investors on April 1, 2008.  Upon admission of new stockholders, subscription proceeds are used for payment of dealer manager fees and selling commissions and may be utilized as consideration for investments and the payment or reimbursement of offering expenses and operating expenses.  Until required for such purposes, net offering proceeds are held in short-term, liquid investments and earn interest income.  We expect interest income to increase as we continue to accept new investors.

Nine months ended September 30, 2008 as compared to the period from January 9, 2007 (date of inception) through September 30, 2007

General & Administrative Expenses. General and administrative expenses for the period totaled $398,164.  General and administrative expenses were comprised of auditing fees, legal fees, board of directors’ fees, organization costs paid to Behringer Opportunity Advisors II, and other administrative expenses.  We expect general and administrative expenses to continue to increase as we begin acquiring properties.

Interest Income. Interest income of $245,461 represents interest income on funds on deposit, net of bank fees.  Upon admission of new stockholders, subscription proceeds are used for payment of dealer manager fees and selling commissions and may be utilized as consideration for investments and the payment or reimbursement of offering expenses and operating expenses.  Until required for such purposes, net offering proceeds are held in short-term, liquid investments and earn interest income.  We expect interest income to increase as we continue to accept new investors.

Cash Flow Analysis

Cash used in operating activities for the nine months ended September 30, 2008 was $817,821, and was comprised primarily of the net loss of $152,703, changes in prepaid expenses and other assets of $188,623, and changes in payables to related parties for general and administrative costs of $481,220.  There was no cash flow from operations for the period from January 9, 2007 (date of inception) through September 30, 2007.

Cash used in investing activities for the nine months ended September 30, 2008 was $1,005,774 consisted of escrow deposits and pre-acquisition costs on 1875 Lawrence, an office building acquired on October 28, 2008.  See Note 8 – Subsequent Events, in the Notes to the Consolidated Financial Statements in this Form 10-Q.  There was no cash flow from investing activities for the period from January 9, 2007 (date of inception) through September 30, 2007.

Cash provided by financing activities for the nine months ended September 30, 2008 was $49,481,387 and was comprised primarily of the issuance of common stock, net of offering costs, of $49,543,087.  Cash provided by financing activities for the period from January 9, 2007 (date of inception) through September 30, 2007 was $201,000 and consisted of proceeds from the issuance of common and convertible stock.

Total Operating Expenses

In accordance with the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association, also known as the NASAA REIT Guidelines, our charter requires that we monitor our expenses on a trailing twelve month basis.  Our charter defines the following terms and requires that our Total Operating Expenses (“TOE”) are deemed to be excessive if at the end of any quarter they exceed for the prior trailing twelve month period the greater of 2% of our Average Invested Assets (“AIA”) or 25% of our Net Income (“NI”).  For the trailing twelve months ended September 30, 2008, TOE of $0.5 million exceeded 2% of our AIA (we did not have any AIA at September 30, 2008 and had incurred an NI loss of $0.2 million) by $0.5 million.  Our Board of Directors, including all of our independent directors, have reviewed this analysis and unanimously determined the excess to be justified because the

Company was in its development stage through April 1, 2008 when the Company accepted its first investors under its initial public offering and did not acquire its first real estate or real estate-related asset until October 28, 2008, which caused the expenses it incurred in connection with its organization and as a result of being a public company for audit and legal services, director and officer liability insurance, and fees and expenses for board members in connection with service on the board and its committees to be disproportionate to the Company’s AIA and its NI.

Liquidity and Capital Resources

Our principal demands for funds will be for the acquisition of real estate and real estate-related assets, for the payment of operating expenses and distributions, and for the payment of interest on any outstanding indebtedness we may incur.  Generally, we expect to meet cash needs for items other than acquisitions from our cash flow from operations, and we expect to meet cash needs for acquisitions from the net proceeds of the Offering and from financings.

Distributions will be authorized at the discretion of our board of directors, based on its analysis of our earnings, cash flow, anticipated cash flow, capital expenditure requirements and general financial condition.  The board’s discretion will be influenced, in substantial part, by its obligation to cause us to comply with the REIT requirements.   Until we generate sufficient cash flow from operations to fully fund the payment of distributions, we have and will continue to pay some or all of our distributions from other sources. We may generate cash to pay distributions from financing activities, components of which may include borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow and proceeds of the Offering.  In addition, from time to time, our advisor and its affiliates may agree to waive or defer all, or a portion, of the acquisition, asset management or other fees or other incentives due to them, enter into lease agreements for unleased space, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash available to make distributions to our stockholders.

We expect to fund our short-term liquidity requirements by using the net proceeds realized from our Offering and cash flow from the operations of investments we acquire.  Operating cash flows are expected to increase as real estate assets are added to the portfolio.  For both our short-term and long-term liquidity requirements, other potential future sources of capital may include proceeds from secured or  unsecured financings from banks or other lenders, proceeds from the sale of our investments, if and when any are sold, and undistributed funds from operations.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

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

Recently, the U.S. credit markets and the sub-prime residential mortgage market have experienced severe dislocations and liquidity disruptions. Sub-prime mortgage loans have experienced increasing rates of delinquency, foreclosure and loss. These and other related events have had a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities, asset-backed securities and collateralized debt obligations, but also with the U.S. housing, credit and financial markets as a whole.  Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms. Our ability to borrow funds to finance future acquisitions could be adversely affected by our inability to secure permanent financing on reasonable terms, if at all.

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

Distributions

The distributions declared during the nine months ended September 30, 2008 were $371,628.  We owned no real estate or real estate-related assets during this period, and as a result did not generate any cash flow from operations.  Cash amounts for distribution were funded primarily with offering proceeds.  There were no distributions declared or paid during 2007.

Distributions as of September 30, 2008 were as follows:

	Distributions
2008	Declared	Paid
Second Quarter	$74,379	$32,456
Third Quarter	297,249	212,255
	$371,628	$244,711

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations (except with respect to distributions related to sales of our assets).  However, operating performance cannot be accurately predicted due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate environment, the types and mix of investments in our portfolio, and the accounting treatment of our investments in accordance with our accounting policies.  As a result, future distributions declared and paid may continue to exceed cash flow from operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

We will be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Since we have not yet incurred any debt as of September 30, 2008, we currently have limited exposure to interest rate risk.  As of September 30, 2008, a 1% increase or decrease in interest rates would have no effect on our interest expense as we had no outstanding debt as of that date.

Item 4T.      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of September 30, 2008, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of September 30, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.        Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 1A.     Risk Factors.

The following risk factors update the risk factors contained in the “Risk Factors” section set forth in our Registration Statement on Form S-11 and in our quarterly report on Form 10-Q for the period ended June 30, 2008.

Risks Related to Our Business in General

Your investment may be subject to additional risks if we make international investments.

We expect to purchase real estate assets located outside the United States and may make or purchase mortgage, bridge, mezzanine or other loans or participations in mortgage, bridge, mezzanine or other loans made by a borrower located outside the United States or secured by property located outside the United States.  These investments may be affected by factors peculiar to the laws of the jurisdiction in which the borrower or the property is located.  These laws may expose us to risks that are different from and in addition to those commonly found in the United States.  Foreign investments could be subject to the following risks:

•                  governmental laws, rules and policies including laws relating to the foreign ownership of real property or mortgages and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person’s or corporation’s country of origin;

•                  variations in currency exchange rates;

•                  adverse market conditions caused by inflation or other changes in national or local economic conditions;

•                  changes in relative interest rates;

•                  changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

•                  changes in real estate and other tax rates, the tax treatment of transaction structures and other changes in operating expenses in a particular country where we have an investment;

•                  lack of uniform accounting standards (including availability of information in accordance with U.S. generally accepted accounting principles);

•                  changes in land use and zoning laws;

•                  more stringent environmental laws or changes in such laws;

•                  changes in the social stability or other political, economic or diplomatic developments in or affecting a country where we have an investment;

•                  we, our sponsor and its affiliates have relatively less experience with respect to investing in real property or other investments outside the United States as compared to domestic investments; and

•                  legal and logistical barriers to enforcing our contractual rights.

Any of these risks could have an adverse effect on our business, results of operations and ability to pay distributions to our stockholders.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  However, the Federal Deposit Insurance Corporation, or “FDIC,” only insures amounts up to $250,000 per depositor per insured bank.  At September 30, 2008, we had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.  If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000.  The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.

Future financing could be impacted by negative capital market conditions.

Recently, the U.S. credit markets and the sub-prime residential mortgage market have experienced severe dislocations and liquidity disruptions. Sub-prime mortgage loans have experienced increasing rates of delinquency, foreclosure and loss. These and other related events have had a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities, asset-backed securities and collateralized debt obligations, but also with the U.S. housing, credit and financial markets as a whole.  Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms. Our ability to borrow funds to finance future acquisitions could be adversely affected by our inability to secure permanent financing on reasonable terms, if at all.

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

We are offering a maximum of 100,000,000 shares in our primary offering at an aggregate offering price of up to $1.0 billion, or $10.00 per share with discounts available to certain categories of purchasers.  The 25,000,000 shares offered under the DRIP are initially being offered at an aggregate offering price of $237.5 million, or $9.50 per share.  Behringer Securities LP, an affiliate of our advisor, is the dealer manager of our offering.  As of September 30, 2008, we had sold 5,567,739 shares of our common stock, net of the 22,471 shares issued to Behringer Harvard Holdings, LLC, on a best efforts basis pursuant to the Offering for gross offering proceeds of approximately $55.5 million.

From the commencement of the Offering through September 30, 2008, we incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering:

Type of Expense	Amount
Other expenses to affiliates (1)	$9,758,236

(1) “Other expenses to affiliates” includes commissions and dealer manager fees paid to Behringer Securities, our affiliate, which reallowed all or a portion of the commissions and fees to soliciting dealers.

From the commencement of the Offering through September 30, 2008, the net proceeds to us from the Offering after deducting the total expenses incurred and described above, were $45.8 million.  We had not used any such net offering proceeds as of September 30, 2008 to purchase real estate or real estate-related assets.

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Submission of Matters to a Vote of Security Holders.

None.

Item 5.        Other Information.

On March 27, 2008, our board of directors and sole stockholder approved an amendment to our charter  (the “Second Charter Amendment”), with the condition that the amendment would not be filed with the Maryland State Department of Assessments and Taxation (the “SDAT”) until such time that the board of directors, including a majority of the independent directors, determined after consultation with counsel that the Second Charter Amendment would not materially adversely affect us due to the impact of the Second Charter Amendment on (1) the effectiveness of our registration statement with the states relating to our best efforts public offering of common stock, (2) our ability to renew such registration statement or (3) our ability to register a follow-on offering with the states.

On November 11, 2008, our board of directors, including a majority of our independent directors, made the above determination, and the Second Charter Amendment became effective upon its filing with the SDAT on November 12, 2008.

As previously disclosed in our Current Report on Form 8-K dated April 1, 2008, the Second Charter Amendment amends provisions of our charter relating to shares of our outstanding convertible stock.  Generally, our convertible stock converts into shares of common stock on one of two events.  First, it will convert if we have paid distributions to common stockholders such that aggregate distributions are equal to 100% of the price at which we sold our outstanding shares of common stock plus an amount sufficient to produce a 10% cumulative, non-compounded, annual return at that price.  Alternatively, the convertible stock will convert if we list our shares of common stock on a national securities exchange and, on the 31st trading day after listing, the value of the company based on the average trading price of the shares of common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold for our common stockholders.  Each of these two events is a “Triggering Event.”

                The Second Charter Amendment changes how the conversion of convertible stock is calculated if the Advisory Management Agreement with our advisor expires without renewal or is terminated (other than because of a material breach by our advisor).  Currently, the number of shares of common stock into which the convertible stock converts is calculated at the time the Advisory Management Agreement terminates.  If, at that time, our enterprise value plus prior distributions is not sufficient to meet the above-described 10% return threshold, then the convertible stock would be of no value.  Although the conversion ratio is set at the time the Advisory Management Agreement terminates, the actual conversion will not occur until a Triggering Event occurs.

As amended, following the termination of the Advisory Management Agreement, the number of shares of common stock into which the convertible stock would convert would be determined on a Triggering Event instead of at the time the Advisory Management Agreement terminates.  If it is determined that the convertible stock is convertible into shares of common stock, the actual number of shares of common stock to be received upon conversion would be reduced from that provided in our charter so that the holder of the convertible stock would only be entitled to a prorated portion of common stock based on the percentage of time that we were advised by Behringer Opportunity Advisors II.

Item 6.        Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

Dated: November 14, 2008	By:	/s/ Gary S. Bresky
Gary S. Bresky
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

3.1*	Second Articles of Amendment and Restatement as amended by the First Articles of Amendment and the Second Articles of Amendment

3.2

Amended and Restated Bylaws (previously filed and incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-140887)

4.1	Form of Subscription Agreement (included as Exhibit B to prospectus)

4.2	Distribution Reinvestment Plan (included as Exhibit C to prospectus)

4.3	Share Redemption Program (previously filed and incorporated by reference from the description under “Description of Shares – Share Redemption Program” in the prospectus)

4.4

Form of Escrow Agreement (previously filed and incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-140887)

4.5

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (previously filed and incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887)

10.1

First Amendment to Advisory Management Agreement by and between Behringer Harvard Opportunity REIT II, Inc. and Behringer Harvard Opportunity Advisors II LP dated August 13, 2008 (previously filed and incorporated by reference to Form 8-K filed on August 14, 2008)

10.2

Amended and Restated Property Management and Leasing Agreement by and among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II LP and Behringer Harvard Opportunity II Management Services, LLC dated August 13, 2008 (previously filed and incorporated by reference to Form 8-K filed on August 14, 2008)

10.3

Real Estate Purchase and Sale Agreement by and between Harvard Property Trust, LLC, as buyer, and Principal Life Insurance Company, as seller, dated September 19, 2008 (previously filed and incorporated by reference to Form 8-K filed on November 3, 2008)

10.4

Assignment and Assumption of Real Estate Purchase and Sale Agreement by and between Harvard Property Trust, LLC, as assignor, and Behringer Harvard Opportunity OP II LP, as assignee, dated September 22, 2008 (previously filed and incorporated by reference to Form 8-K filed on November 3, 2008)

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