Form 10-K
period 2008-12-31
Behringer Harvard Opportunity REIT II, Inc.
filed 2009-03-31
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

Commission File Number: 333-140887

Behringer Harvard Opportunity REIT II, Inc.

(Exact name of registrant as specified in its charter)

Maryland	20-8198863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15601 Dallas Parkway, Suite 600, Addison, Texas	75001
(Address of principal executive offices)	(Zip Code)

(866) 655-3600

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

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

While there is no established market for the registrant’s shares of common stock,  the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $21.4 million assuming a market value of $10.00 per share.

As of March 11, 2009, the registrant had 8,297,353 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which is expected to be filed no later than April 30, 2009, into Part III of this Form 10-K to the extent stated herein.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

FORM 10-K

Year Ended December 31, 2008

Forward-Looking Statements

This annual report contains forward-looking statements, including discussion and analysis of the financial condition of Behringer Harvard Opportunity REIT II, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), our anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our stockholders in the future, and other matters.  These forward-looking statements are not historical facts but are the intent, belief, or current expectations of our management based on their knowledge and understanding of the business and industry.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  The forward-looking statements should be read in light of the risk factors identified in the Item 1A. “Risk Factors” section of this Annual Report on Form 10-K.

Cautionary Note

The representations, warranties, and covenants made by us in any agreement filed as an exhibit to this Annual Report on Form 10-K are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties, or covenants to or with any other parties.  Moreover, these representations, warranties, or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

PART I

Item 1.                                                           Business.

Organization

Behringer Harvard Opportunity REIT II, Inc. was organized as a Maryland corporation on January 9, 2007 and intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes effective for our taxable year ended December 31, 2008.  We acquire and operate commercial real estate and real estate-related assets.  In particular, we focus generally on acquiring commercial properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties.  These properties may be existing, income-producing properties, newly constructed properties, or properties under development or construction and may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multifamily use.  Further, we may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  We also may originate or invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans, and Section 1031 tenant-in-common interests (including those issued by affiliates of our advisor), or in entities that make investments similar to the foregoing.  We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions.  We completed our first property acquisition on October 28, 2008 and as of December 31, 2008, it is our only real estate acquisition.

Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware on January 12, 2007 (“Behringer Harvard Opportunity OP II”).  As of December 31, 2008, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, was the sole general partner of Behringer Harvard Opportunity OP II and owned a 0.1% partnership interest in Behringer Harvard Opportunity OP II.  As of December 31, 2008, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of Behringer Harvard Opportunity OP II.

We are externally managed and advised by Behringer Harvard Opportunity Advisors II LP (“Behringer Opportunity Advisors II”), a Texas limited partnership formed in January 2007.  Behringer Opportunity Advisors II is our affiliate responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf.

Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas  75001, and our toll-free telephone number is (866) 655-3600.  The name Behringer Harvard is the property of Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”), an affiliate of our advisor, and is used by permission.

Public Offering of Common Stock; Use of Proceeds

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

In connection with our initial capitalization, on January 19, 2007, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer Harvard Holdings.  As of December 31, 2008, we had 7,323,180 shares of common stock outstanding, which includes the 22,471 shares issued to Behringer Harvard Holdings.  As of December 31, 2008, we had 1,000 shares of convertible stock issued and outstanding to Behringer Harvard Holdings.

We commenced operations on April 1, 2008 upon satisfaction of the conditions of our escrow agreement in all states except Pennsylvania and our acceptance of initial subscriptions of common stock.  On September 19, 2008, we satisfied the escrow conditions for Pennsylvania.  Upon admission of new stockholders, subscription proceeds are used for payment of dealer manager fees and selling commissions and may be utilized as consideration for investments and the payment or reimbursement of offering expenses and operating expenses.  Until required for such purposes, net offering proceeds are held in short-term, liquid investments.  We use the net proceeds from the Offering primarily to acquire real estate and real estate-related assets consistent with our opportunistic investment strategy.  As of December 31, 2008, we had issued 7,325,211 shares of our common stock, including 22,471 shares owned by Behringer Harvard Holdings, and 54,416 shares through the DRIP.  As of December 31, 2008, we had redeemed 2,031 shares of our common stock and had 7,323,180 shares of our common stock outstanding.

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

2008 Highlights

During 2008, we completed the following key transactions:

•                 we issued approximately 7.3 million shares of our common stock (inclusive of distribution reinvestments and without regard to redemptions), resulting in gross proceeds to us of $72.8 million; and

•                 we acquired our first real estate asset, a 15-story, multi-tenant office building located in Denver, Colorado for a contract purchase price of $34.5 million.

Investment Objectives

Our primary investment objectives are:

•                  to realize growth in the value of our investments within three to six years of the termination of the Offering;

•                  to preserve, protect and return our investors’ capital contribution;

•                  to grow net cash from operations such that more cash is available for distributions to investors; and

•                  to enable our investors to realize a return of their investment by beginning the process of liquidating and distributing cash to investors or by listing our shares for trading on a national securities exchange within three to six years after termination of the Offering.

Acquisition and Investment Policies

We seek to acquire and operate real estate and real estate-related assets on an opportunistic basis.  We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, and multifamily properties, as well as property for development or redevelopment.  We may also invest in real estate-related assets such as collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans, Section 1031 tenant-in-common interests, and real estate-related securities.  In each case, we will target assets that have been identified as opportunistic investments with significant possibilities for short-term capital appreciation.  These assets will be identified as such because of their property-specific characteristics or their market characteristics.  For instance, properties that may benefit from unique repositioning opportunities, for development or redevelopment, or that are located in markets with high growth potential or that are available from distressed sellers may present appropriate investments for us.  In addition, current economic circumstances present opportunities to invest in loans secured by or related to real estate at more attractive rates of current return than have been available for some time.  Such loan investments may also have capital gain characteristics, whether as a result of a discount purchase or related equity participations.  Because our intended approach to acquiring and operating real estate-related assets involves more risk than comparable real estate programs that have a targeted holding period for investments longer than ours, utilize leverage to a lesser degree, or employ more conservative investment strategies, we believe that we have a potential for a higher rate of return than comparable real estate programs.

We intend to hold our assets for a period of three to six years from the termination of the Offering.  We believe that holding our assets for this period will enable us to capitalize on the potential for increased income and capital appreciation of such assets while also providing for a level of liquidity consistent with our investment strategy and fund life.  Though we will evaluate each of our assets for capital appreciation generally within a targeted holding period of three to six years from the termination of the Offering, we may consider investing in properties and other assets with a different holding period in the event such investments provide an opportunity for an attractive return in a period that is consistent with the life of this fund.   Further, economic or market conditions may influence us to hold our investments for different periods of time.

We typically make our real estate investments in fee title or a long-term leasehold estate through Behringer Harvard Opportunity OP II or indirectly through limited liability companies or through investments in joint ventures, partnerships, co-tenancies, or other co-ownership arrangements with the developers of the properties, affiliates of Behringer Opportunity Advisors II, or other persons.

Borrowing Policies

There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment.  Under our charter, the maximum amount of our indebtedness cannot exceed 300% of our “net assets” (as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007 (the “NASAA REIT Guidelines”)) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors.  In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Our policy limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital under the Offering or any subsequent offering and invested substantially all of our capital.  As a result, we expect to borrow more than 75% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.  Our board of directors must review our aggregate borrowings at least quarterly.  As of December 31, 2008, we had an aggregate debt leverage ratio of 22% of the aggregate value of our assets.

Distribution Policy

In order to qualify as a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders. Until we generate sufficient cash flow from operations or funds from operations (“FFO”) to fully fund the payment of distributions, some or all of our distributions will be paid from other sources. As of December 31, 2008, our distributions were partially funded from operating cash flow and the remainder from other financing activities, such as our offering proceeds. In addition, to the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation. As development projects are completed and begin to generate income, we expect to have additional funds available to distribute to you. We cannot assure as to when we will begin to generate sufficient cash flow solely from operations to make distributions.

Distributions have and will continue to be authorized at the discretion of our board of directors, based on its analysis of our earnings, cash flow, anticipated cash flow, capital expenditure requirements, general financial condition, or other factors that our board of directors deem relevant. The board’s discretion will be influenced, in substantial part, by its obligation to cause us to comply with the REIT requirements. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period but may be paid in anticipation of cash flow that we expect to receive during a later period or of receiving funds in an attempt to make distributions relatively uniform. Our board of directors currently declares distributions on a monthly or quarterly basis, portions of which are paid on a monthly basis. Monthly distributions are paid based on daily record and distribution declaration dates so our investors will be entitled to be paid distributions beginning on the day they purchase shares.

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. There can be no assurance that future cash flow will support paying our currently established distributions or maintaining distributions at any particular level or at all. Since we began operations, our board of directors has declared distributions as summarized below:

Period	Approximate Amount (Rounded)	Annualized Percentage Return Assuming $10.00 Per Share Purchase Price (1)

1st Qtr. 2009	$0.0756148 per share	3%

4th Qtr. 2008	$0.0756148 per share	3%

3rd Qtr. 2008	$0.0756148 per share	3%

2nd Qtr. 2008	$0.0501359 per share	3%

(1) The average weighted share price may be lower than $10.00 per share, and the individual percentage return may be greater than the stated percentage, as a result of shares purchased through our distribution reinvestment plan at $9.50 per share and shares issued at discounted purchase prices, such as volume discounts, pursuant to the terms of the Offering.

Competition

We are subject to significant competition in seeking real estate investments and tenants.  We compete with many third parties engaged in real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies, and other entities.  We also face competition from other real estate investment programs, including other Behringer Harvard programs, for investments that may be suitable for us.  Many of our competitors have substantially greater financial and other resources than we have and may have substantially more operating experience than either us or Behringer Opportunity Advisors II.  They also may enjoy significant competitive advantages that result from, among other things, a lower cost of capital.

Regulations

Our investments are subject to various federal, state, and local laws, ordinances, and regulations (including those of foreign jurisdictions), including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution, and indirect environmental impacts such as increased motor vehicle activity.  We believe that we have all permits and approvals necessary under current law to operate our investments.

Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state, and local governments.  Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future.  However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Significant Tenants

As of December 31, 2008, one of our tenants accounted for 10% or more of our aggregate annual revenues from our consolidated property.  Policy Studies, Inc., accounted for rental revenue of $130,000, or approximately 14%, of our aggregate revenues for the year ended December 31, 2008.

Employees

We have no employees.  Behringer Opportunity Advisors II and other affiliates of Behringer Harvard Holdings perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage, and investor relations services.

We are dependent on affiliates of Behringer Harvard Holdings for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management, and other general administrative responsibilities.  In the event that these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.

Financial Information About Industry Segments

Our current business consists of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of real estate assets.  We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports with the SEC.  We also have filed with the SEC registration statements in connection with the Offering.  Copies of our filings with the SEC may be obtained from our website at www.behringerharvard.com or at the SEC’s website at www.sec.gov.  Access to these filings is free of charge.  We are not incorporating our website or any information from the website into this Annual Report on Form 10-K.

Item 1A.                                                  Risk Factors.

The factors described below represent the principal risks of an investment in our shares in our ongoing public offering.  Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate.  Our stockholders or potential investors may be referred to as “you” or “your” in this Item 1A, “Risk Factors” section.

Risks Related to an Investment in Behringer Harvard Opportunity REIT II

There is no public trading market for your shares; therefore, it will be difficult for you to sell your shares.  If you are able to sell your shares, you may have to sell them at a substantial discount from the public offering price.

There is no public market for the shares.  In addition, the price you receive for the sale of any shares of our common stock is likely to be less than the proportionate value of our investments.  Therefore, you should purchase the shares only as a long-term investment.  The minimum purchase requirements and suitability standards imposed on prospective investors in the Offering also apply to subsequent purchasers of our shares.  If you are able to find a buyer for your shares, you may not sell your shares to such buyer unless the buyer meets the suitability standards applicable to him, which may inhibit your ability to sell your shares.  Our board of directors may reject any request for redemption of shares or amend, suspend or terminate our share redemption program at any time.  Therefore, it will be difficult for you to sell your shares promptly or at all.  You may not be able to sell your shares in the event of an emergency, and, if you are able to sell your shares, you may have to sell them at a substantial discount from the public offering price.  It is also likely that your shares would not be accepted as the primary collateral for a loan.

We may suffer from delays in locating suitable investments, which could adversely affect the return on your investment.

Our ability to achieve our investment objectives and to make distributions to our stockholders is dependent upon the performance of our advisor in the acquisition of our investments and the determination of any financing arrangements as well as the performance of our property manager in the selection of tenants and the negotiation of leases.  The current market for properties that meet our investment objectives is highly competitive, as is the leasing market for such properties.  The more shares we sell in the Offering, the greater our challenge will be to invest all of the net offering proceeds on attractive terms.  Except for the investments described in this Annual Report on Form 10-K, you will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments.  You must rely entirely on the oversight of our board of directors, the management ability of our advisor and the performance of the property manager.  We cannot be sure that our advisor will be successful in obtaining suitable investments on financially attractive terms.

We could suffer from delays in locating suitable investments as a result of our reliance on our advisor at times when management of our advisor is simultaneously seeking to locate suitable investments for other Behringer Harvard-sponsored programs, some of which have investment objectives and employ investment strategies that are similar to ours.  Although our sponsor generally seeks to avoid simultaneous public offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms, there may be periods during which one or more Behringer Harvard-sponsored programs are seeking to invest in similar properties.

Additionally, as a public company, we are subject to the ongoing reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Pursuant to the Exchange Act, we may be required to file with the SEC financial statements of properties we acquire or, in certain cases, financial statements of the tenants of the acquired properties.  To the extent any required financial statements are not available or cannot be obtained, we will not be able to acquire the property.  As a result, we may not be able to acquire certain properties that otherwise would be a suitable investment.  We could suffer delays in our property acquisitions due to these reporting requirements.

Furthermore, where we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space.  Therefore, you could suffer delays in the receipt of distributions attributable to those particular properties.

Delays we encounter in the selection, acquisition and development of properties could adversely affect your returns.  In addition, if we are unable to invest our offering proceeds in real properties in a timely manner, we will hold the proceeds of the Offering in an interest-bearing account, invest the proceeds in short-term, investment-grade investments or, ultimately, liquidate.  In such an event, our ability to pay distributions to our stockholders and the returns to our stockholders would be adversely affected.

Investors who invest in us at the beginning of the Offering may realize a lower rate of return than later investors.

Because we have acquired only one property and not identified any other investments as of the date of this Annual Report on Form 10-K, there can be no assurances as to when we will begin to generate sufficient cash flow to fully fund the payment of distributions.  As a result, investors who invest in us before we commence significant real estate operations and generate significant cash flow may realize a lower rate of return than later investors.  We expect to have little cash flow from operations available for distribution until we make substantial investments. In addition, to the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation. Therefore, until such time as we have sufficient cash flow from operations to fund fully the payment of distributions therefrom, some or all of our distributions will be paid from other sources, such as from the proceeds of the Offering or future offerings, cash advances to us by our advisor, cash resulting from a waiver of asset management fees, and borrowings, including borrowings secured by our assets, in anticipation of future operating cash flow.

Investors who invest later in the Offering may realize a lower rate of return than investors who invest earlier in the Offering to the extent we fund distributions out of sources other than operating cash flow.

To the extent we incur debt to fund distributions earlier in the Offering, the amount of cash available for distributions in future periods will be decreased by the repayment of such debt.  Similarly, if we use offering proceeds to fund distributions, later investors may experience immediate dilution in their investment because a portion of our net assets would have been used to fund distributions instead of retained in our company and used to make real estate investments.   Earlier investors will benefit from the investments made with funds raised later in the Offering, while later investors may not share in all of the net offering proceeds raised from earlier investors.

We may have to make decisions on whether to invest in certain properties, without detailed information on the property.

To effectively compete for the acquisition of properties and other investments, our advisor and board of directors may be required to make decisions or post substantial non-refundable deposits prior to the completion of our analysis and due diligence on property acquisitions.  In such cases, the information available to our advisor and board of directors at the time of making any particular investment decision, including the decision to pay any non-refundable deposit and the decision to consummate any particular acquisition, may be limited, and our advisor and board of directors may not have access to detailed information regarding any particular investment property, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting the investment property.  Therefore, no assurance can be given that our advisor and board of directors will have knowledge of all circumstances that may adversely affect an investment.  In addition, our advisor and board of directors expect to rely upon independent consultants in connection with their evaluation of proposed investment properties, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants.

This is a blind pool offering, so you will not have the opportunity to evaluate our investments before we make them.

Because we have acquired only one property and not yet identified any other investments for which to apply proceeds from the Offering as of the date of this Annual Report on Form 10-K, we are not able to provide you with information to evaluate our investments prior to acquisition.  We will seek to invest substantially all of our offering proceeds available for investment, after the payment of fees and expenses, in the acquisition of real estate and real estate-related assets.  We have established policies relating to the creditworthiness of tenants and managers, but our board of directors will have wide discretion in implementing these policies, and you will not have the opportunity to evaluate potential tenants or managers.  In light of our desire to purchase properties that we believe present an opportunity for enhanced future value, the creditworthiness of existing tenants may not be a significant factor in determining whether to acquire the property.  We anticipate that we will invest in properties that we believe may be repositioned for greater value due, in whole or in part, to the presence of tenants that do not have strong credit.  In such cases, our strategy will include repositioning the property to attract new, more creditworthy tenants.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, and the return on your investment in us will fluctuate with the performance of the specific investments we make.

The Offering is being made on a “best efforts” basis, meaning that our dealer manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any of the shares.  As a result, we cannot assure you of the amount of proceeds that will be raised in the Offering.  If we are unable to raise substantial funds in the Offering, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we acquire.  In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase.  In the event we are not able to raise a substantial amount of offering proceeds, we will most likely make our investments through one or more joint ventures with third parties and may only be able to make one investment.  If we are only able to make one investment, we would not achieve any diversification of our assets.  Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment.  Your investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments.  In addition, if we are unable to raise substantial funds, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected.

We and our advisor have a limited operating history, no established financing sources, and the prior performance of real estate investment programs sponsored by affiliates of our advisor may not be indicative of our future results.

We and our advisor have only limited operating histories.  You should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our advisor to predict our future results.  We were incorporated in January 2007, commenced operations in April 2008, and, as of the date of this Annual Report on Form 10-K, we have acquired one property.  Accordingly, the prior performance of real estate investment programs sponsored by affiliates of Mr. Behringer and our advisor may not be indicative of our future results.

Moreover, neither we nor our advisor has any established financing sources other than our offering proceeds.  Our advisor has been and may continue to be funded by capital contributions from Behringer Harvard Holdings.  If our capital resources, or those of our advisor, are insufficient to support our operations, we will not be successful.

You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development.  To be successful in this market, we must, among other things:

•                  identify and acquire investments that further our investment strategies;

•                  maintain our network of licensed securities brokers and other agents;

•                  attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•                  respond to competition for our targeted real estate properties and other investments as well as for potential investors in us; and

•                  continue to build and expand our operations structure to support our business.

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause you to lose all or a portion of your investment.

If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.

Our success depends to a significant degree upon the continued contributions of our chairman, certain executive officers and other key personnel, of us, our advisor and its affiliates, including Robert M. Behringer and Robert S. Aisner, each of whom would be difficult to replace.  We do not have employment agreements with our chairman and executive officers, and we cannot guarantee that they will remain affiliated with us.  Although our chairman, several of our executive officers and other key personnel, including Mr. Behringer and Mr. Aisner, have entered into employment agreements with affiliates of our advisor, including Harvard Property Trust, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with our advisor. If any of our key personnel were to cease their affiliation with us, our advisor or its affiliates, our operating results could suffer. Further, although Behringer Harvard Holdings has key person insurance on the lives of Robert M. Behringer, Gerald J. Reihsen, III, M. Jason Mattox, Robert S. Aisner and Gary S. Bresky, we do not intend to separately maintain key person life insurance on these individuals, or any other person. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for persons with these skills is intense, and we cannot assure you that our advisor will be successful in attracting and retaining such skilled personnel. Further, we have established, and intend in the future to establish, strategic relationships with firms that have special expertise in certain services or as to assets both nationally and in certain geographic regions. Maintaining these relationships will be important for us to effectively compete for assets. We cannot assure you that we will be successful in attracting and retaining such strategic relationships. If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

If we internalize our management functions, your interest in us could be diluted, and we could incur other significant costs associated with being self-managed.

Our strategy may involve internalizing our management functions.  If we internalize our management functions, we may elect to negotiate to acquire our advisor’s and property manager’s assets and personnel.  Under our advisory management agreement, we are restricted from hiring or soliciting any employee of our advisor or its affiliates for one year from the termination of the agreement.  We are similarly restricted under our property management agreement with respect to the employees of our property manager or its affiliates.  These restrictions could make it difficult to internalize our management functions without acquiring assets and personnel from our advisor and its affiliates for consideration that would be negotiated at that time. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition.  Such consideration could take many forms, including cash payments, promissory notes and shares of our stock.  The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the net income per share and funds from operations per share attributable to your investment.

In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the advisory management agreement, our direct expenses would include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, Securities and Exchange Commission reporting and compliance.  We would also incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by our advisor or its affiliates.  In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may further dilute your investment.  We cannot reasonably estimate the amount of fees to our advisor we would save and the costs we would incur if we became self-managed.  If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our net income per share and funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

As currently organized, we will not directly employ any employees.  If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances.

If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity.  Currently, our advisor and its affiliates perform property management, asset management, and general and administrative functions, including accounting and financial reporting, for multiple entities.  They have a great deal of know-how and can experience economies of scale.  We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity.  An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting.  Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our properties.

If we continue to pay a portion of distributions from sources other than our cash flow from operations, we will have less funds available for the acquisition of properties, and your overall return may be reduced.

Our organizational documents permit us to make distributions from any source, such as from the proceeds of the Offering or other offerings, cash advances to us by our advisor, cash resulting from a waiver of asset management fees, and borrowings, including borrowings secured by our assets, in anticipation of future operating cash flow.  If we continue to fund a portion of distributions from financings or the net proceeds from the Offering, we will have less funds available for acquiring properties and other investments, and your overall return may be reduced. Further, to the extent distributions have or continue to exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce your and our recovery against them if they negligently cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that no independent director shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, you and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees and agents) in some cases, which would decrease the cash otherwise available for distributions to you.

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

•                  our REIT tax status is not respected in foreign countries.  Any income or gains from foreign sources will be subject to foreign taxes, withholding taxes, transfer taxes, and value added taxes;

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

If our sponsor, our advisor or its affiliates waive certain fees due to them, our results of operations and distributions may be artificially high.

 From time to time, our sponsor, our advisor or its affiliates may agree to waive or defer all or a portion of the acquisition, asset management or other fees, compensation or incentives due to them, pay general administrative expenses or otherwise supplement stockholder returns in order to increase the amount of cash available to make distributions to stockholders.  If our sponsor, our advisor or its affiliates choose to no longer waive or defer such fees and incentives, our results of operations will be lower than in previous periods and your return on your investment could be negatively affected.

Risks Related to Conflicts of Interest

We will be subject to conflicts of interest arising out of our relationships with our advisor and its affiliates, including the material conflicts discussed below.

Because a number of Behringer Harvard real estate programs use investment strategies that are similar to ours, our advisor and its and our executive officers will face conflicts of interest relating to the purchase and leasing of properties and other investments, and such conflicts may not be resolved in our favor.

Although our sponsor generally seeks to avoid simultaneous public offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms, there may be periods during which one or more Behringer Harvard-sponsored programs are seeking to invest in similar properties and other real estate-related investments.  As a result, we may be buying properties and other real estate-related investments at the same time as one or more of the other Behringer Harvard-sponsored programs managed by officers and employees of our advisor and/or its affiliates, and these other Behringer Harvard-sponsored programs may use investment strategies that are similar to ours.  Our executive officers and the executive officers of our advisor are also the executive officers of other Behringer Harvard-sponsored REITs and their advisors, the general partners of Behringer Harvard-sponsored partnerships and/or the advisors or fiduciaries of other Behringer Harvard-sponsored programs, and these entities are and will be under common control.  There is a risk that our advisor will choose a property that provides lower returns to us than a property purchased by another Behringer Harvard-sponsored program.  In the event these conflicts arise, we cannot assure you that our best interests will be met when officers and employees acting on behalf of our advisor and on behalf of advisors and managers of other Behringer Harvard-sponsored programs decide whether to allocate any particular property to us or to another Behringer Harvard-sponsored program or affiliate of our advisor, which may have an investment strategy that is similar to ours.  In addition, we may acquire properties in geographic areas where other Behringer Harvard-sponsored programs own properties.  If one of the other Behringer Harvard-sponsored programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant.  Similar conflicts of interest may apply if our advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations in mortgage, bridge or mezzanine loans on our behalf because other Behringer Harvard-sponsored programs may be competing with us for such investments.  You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment.

Behringer Harvard Opportunity Advisors II LP and its affiliates, including all of our executive officers and some of our directors, will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

Our advisor, Behringer Harvard Opportunity Advisors II LP and its affiliates, including our dealer manager and our property manager, are entitled to substantial fees from us under the terms of the advisory management agreement, dealer manager agreement and property management agreement.  These fees could influence our advisor’s advice to us as well as the judgment of affiliates of our advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•                  the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory management agreement, the dealer manager agreement and the property management agreement;

•                  public offerings of equity by us, which entitle Behringer Securities to dealer manager fees and will likely entitle our advisor to increased acquisition and asset management fees;

•                  property sales, which entitle our advisor to real estate commissions and the possible issuance to Behringer Harvard Holdings, an affiliate of our advisor, of shares of our common stock through the conversion of our convertible stock;

•                  property acquisitions from other Behringer Harvard-sponsored programs, which might entitle affiliates of our advisor to real estate commissions and possible success-based sale fees in connection with its services for the seller;

•                  property acquisitions from third parties, which entitle our advisor to acquisition fees and asset management fees;

•                  borrowings to acquire properties, which borrowings will increase the acquisition and asset management fees payable to our advisor;

•                  whether we seek to internalize our management functions, which internalization could result in our retaining some of our advisor’s key officers and employees for compensation that is greater than that which they currently earn or which could require additional payments to affiliates of our advisor to purchase the assets and operations of our advisor;

•                  whether and when we seek to list our common stock on a national securities exchange, which listing could entitle Behringer Harvard Holdings, an affiliate of our advisor, to the issuance of shares of our common stock through the conversion of our convertible stock; and

•                  whether and when we seek to sell the company or its assets, which sale could entitle our advisor or Behringer Harvard Holdings, one of its affiliates, to real estate commissions and to the issuance of shares of our common stock through the conversion of our convertible stock.

The fees our advisor receives in connection with transactions involving the purchase and management of an asset are based on the cost of the investment, including the amount budgeted for the development, construction, and improvement of each asset, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us.  Furthermore, the advisor will refund these fees to the extent they are based on budgeted amounts that prove too high once development, construction, or improvements are completed, but the fact that these fees are initially calculated in part based on budgeted amounts could influence our advisor to overstate the estimated costs of development, construction, or improvements in order to accelerate the cash flow it receives.

In addition, the conversion feature of our convertible stock could cause us to make different investment or disposition decisions than we would otherwise make, in order to avoid the stock conversion.  Moreover, our advisor has the right to terminate the advisory management agreement for any reason upon 60 days’ notice and thereby trigger the conversion of the convertible stock, which could have the effect of delaying, deferring or preventing a change of control that might otherwise be in our stockholders’ best interests.

Our advisor will face conflicts of interest relating to joint ventures, tenant-in-common investments or other co-ownership arrangements that we enter with other Behringer Harvard-sponsored programs, which could result in a disproportionate benefit to another Behringer Harvard-sponsored program.

We are likely to enter into joint ventures, tenant-in-common investments or other co-ownership arrangements with other Behringer Harvard-sponsored programs, including Behringer Harvard Opportunity REIT I, Behringer Harvard Multifamily REIT I, Behringer Harvard Short-Term Fund I, Behringer Harvard Mid-Term Fund I, Behringer Harvard REIT I and Behringer Harvard REIT II, for the acquisition, development or improvement of properties as well as the acquisition of real estate-related investments.  The executive officers of our advisor are also the executive officers of other Behringer Harvard-sponsored REITs and their advisors, the general partners of other Behringer Harvard-sponsored partnerships and/or the advisors or fiduciaries of other Behringer Harvard-sponsored programs.  These executive officers will face conflicts of interest in determining which Behringer Harvard-sponsored program should enter into any particular joint venture, tenant-in-common or co-ownership arrangement.  These persons may also have a conflict in structuring the terms of the relationship between our interests and the interests of the Behringer Harvard-sponsored co-venturer, co-tenant or partner as well as conflicts of interest in managing the joint venture.

In the event that we enter into a joint venture, tenant-in-common investment or other co-ownership arrangements with another Behringer Harvard-sponsored program or joint venture, our advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular real estate property, and you may face certain additional risks.  For example, it is anticipated that Behringer Harvard Short-Term Fund I will never have an active trading market.  Therefore, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from such joint venturer with respect to the sale of properties in the future.  In addition, in the event we enter into a joint venture with a Behringer Harvard-sponsored program that has a term shorter than ours, the joint venture may be required to sell its properties at the time of the other Behringer Harvard-sponsored program’s liquidation.  We may not desire to sell the properties at such time.  Even if the terms of any joint venture agreement between us and another Behringer Harvard-sponsored program grant us a right of first refusal to buy such properties, we may not have sufficient funds to exercise our right of first refusal under these circumstances.

Because Mr. Behringer and his affiliates control us and other Behringer Harvard-sponsored programs, agreements and transactions among the parties with respect to any joint venture, tenant-in-common investment or other co-ownership arrangement between or among such parties will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers.  Under these joint ventures, neither co-venturer may have the power to control the venture, and under certain circumstances, an impasse could be reached regarding matters pertaining to the co-ownership arrangement, which might have a negative influence on the joint venture and decrease potential returns to you.  In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time.  If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest.  Furthermore, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason or if our interest is likewise subject to a right of first refusal of our co-venturer or partner, our ability to sell such interest may be adversely impacted by such right.

Our advisor’s executive officers and key personnel and the executive officers and key personnel of Behringer Harvard-affiliated entities that conduct our day-to-day operations and the Offering will face competing demands on their time, and this may cause our investment returns to suffer.

We rely upon the executive officers of our advisor and the executive officers and employees of Behringer Harvard-affiliated entities to conduct our day-to-day operations and the Offering.  These persons also conduct the day-to-day operations of other Behringer Harvard-sponsored programs and may have other business interests as well.  Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities.  During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate.  If this occurs, the returns on our investments may suffer.

Our officers face conflicts of interest related to the positions they hold with entities affiliated with our advisor, which could diminish the value of the services they provide to us.

Each of our executive officers, including Mr. Aisner who serves as our President, Chief Executive Officer and a director, is also an officer of our advisor, our property manager, our dealer manager and other entities affiliated with our advisor, including the advisors and fiduciaries to other Behringer Harvard-sponsored programs.  As a result, these individuals owe fiduciary duties to these other entities and their investors, which may conflict with the fiduciary duties that they owe to us and our stockholders.  Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities.  Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) the timing and terms of the investment in or sale of an asset, (3) development of our properties by affiliates of our advisor, (4) investments with affiliates of our advisor, (5) compensation to our advisor, and (6) our relationship with our dealer manager and property manager.  If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to you and to maintain or increase the value of our assets.

Your investment will be diluted upon conversion of the convertible stock.

Behringer Harvard Holdings, an affiliate of our advisor, purchased 1,000 shares of our convertible stock for an aggregate purchase price of $1,000.  Under limited circumstances, these shares may be converted into shares of our common stock, resulting in dilution of our stockholders’ interest in us.  Our convertible stock will convert into shares of common stock on one of two events.  First, it will convert if we have paid distributions to common stockholders such that aggregate distributions are equal to 100% of the price at which we sold our outstanding shares of common stock plus an amount sufficient to produce a 10% cumulative, non-compounded, annual return at that price.  Alternatively, the convertible stock will convert if we list our shares of common stock on a national securities exchange and, on the 31st trading day after listing, the value of our company based on the average trading price of our shares of common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold for our common stockholders.  Each of these two events is a “Triggering Event.”  Upon a Triggering Event, our convertible stock will, unless our advisory management agreement with our advisor has been terminated or not renewed on account of a material breach by our advisor, generally convert into shares of common stock with a value equal to the lesser of (A) 20% of the excess of our enterprise value plus the aggregate value of distributions paid to date on then outstanding shares of our common stock over the aggregate issue price of those outstanding shares plus a 10% cumulative, non-compounded, annual return on the issue price of those outstanding shares or (B) 15% of the excess of our enterprise value plus the aggregate value of distributions paid to date on then outstanding shares of our common stock over the aggregate issue price of those outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares. However, if our advisory management agreement with our advisor expires without renewal or is terminated (other than because of a material breach by our advisor) prior to a Triggering Event, then upon a Triggering Event the holder of the convertible stock will be entitled to a prorated portion of the number of shares of common stock determined by the foregoing calculation, where such proration is based on the percentage of time we were advised by our advisor.  As a result, following conversion, the holder of the convertible stock will be entitled to a portion of amounts distributable to our stockholders, which such amounts distributable to the holder could be significant.

Our advisor and Mr. Behringer can influence whether we terminate the advisory management agreement or allow it to expire without renewal, or whether our common stock is listed for trading on a national securities exchange.  Accordingly, our advisor can influence both the conversion of the convertible stock issued to Behringer Harvard Holdings, its affiliate, and the resulting dilution of other stockholders’ interests.

Because we rely on affiliates of Behringer Harvard Holdings for the provision of advisory, property management and dealer manager services, if Behringer Harvard Holdings is unable to meet its obligations we may be required to find alternative providers of these services, which could result in a significant and costly disruption of our business.

Behringer Harvard Holdings, through one or more of its subsidiaries, owns and controls our advisor, our property manager and our dealer manager. The operations of our advisor, our property manager and our dealer manager rely substantially on Behringer Harvard Holdings. In light of the common ownership of these entities and their reliance on Behringer Harvard Holdings, we consider the financial condition of Behringer Harvard Holdings when assessing the financial condition of our advisor, our property manager and our dealer manager. In the event that Behringer Harvard Holdings becomes unable to meet its obligations as they because due, we might be required to find alternative service providers, which could result in a significant disruption of our business and would likely adversely affect the value of your investment in us.

Risks Related to Our Business in General

A limit on the number of shares a person may own may discourage a takeover.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT.  Unless exempted by our board of directors, no person may own more than 9.8% of our outstanding shares of common or preferred stock.  This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide stockholders with the opportunity to receive a control premium for their shares.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.

Our charter permits our board of directors to issue up to 400,001,000 shares of capital stock.  Our board of directors, without any action by our stockholders, may (1) increase or decrease the aggregate number of shares, (2) increase or decrease the number of shares of any class or series we have authority to issue or (3) classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption of any such stock.  Thus, our board of directors could authorize the issuance of such stock with terms and conditions that could subordinate the rights of the holders of our current common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired.

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder.  These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities.  An interested stockholder is defined as:

•                  any person who beneficially owns 10% or more of the voting power of the then outstanding voting stock of the corporation; or

•                  an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he otherwise would have become an interested stockholder.  However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.

After the expiration of the five-year period described above, any business combination between the Maryland corporation and an interested stockholder must generally be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•                  80% of the votes entitled to be cast by holders of the then outstanding shares of voting stock of the corporation; and

•                  two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares.  Maryland law also permits various exemptions from these provisions, including business combinations that are exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder.  The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Maryland law also limits the ability of a third party to buy a large stake in us and exercise voting power in electing directors.

Maryland law provides a second anti-takeover statute, the Control Share Acquisition Act, which provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by the corporation’s disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter.  Shares of stock owned by interested stockholders, that is, by the acquirer, by officers or by directors who are employees of the corporation, are excluded from the vote on whether to accord voting rights to the control shares.  “Control shares” are voting shares of stock that would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power.  Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval.  A “control share acquisition” means the acquisition of control shares.  The control share acquisition statute does not apply (1) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (2) to acquisitions approved or exempted by a corporation’s charter or bylaws.  Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our stock.  We can offer no assurance that this provision will not be amended or eliminated at any time in the future.  This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our affiliates or any of their affiliates.

Our charter includes an anti-takeover provision that may discourage a stockholder from launching a tender offer for our shares.

Our charter provides that any tender offer made by a stockholder, including any “mini-tender” offer, must comply with most provisions of Regulation 14D of the Exchange Act.  The offering stockholder must provide our company notice of such tender offer at least ten business days before initiating the tender offer.  If the offering stockholder does not comply with these requirements, our company will have the right to redeem that stockholder’s shares and any shares acquired in such tender offer.  In addition, the non-complying stockholder shall be responsible for all of our company’s expenses in connection with that stockholder’s noncompliance.  This provision of our charter may discourage a stockholder from initiating a tender offer for our shares and prevent you from receiving a premium price for your shares in such a transaction.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

We are not registered as an investment company under the Investment Company Act of 1940, as amended (“Investment Company Act”), based on exceptions that we believe are available to us.  If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•                  limitations on capital structure;

•                  restrictions on specified investments;

•                  prohibitions on transactions with affiliates; and

•                  compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

In order to be excluded from regulation under the Investment Company Act, we intend to engage primarily in the business of buying mortgages and other liens on or interests in real estate.  The position of the staff of the SEC’s Division of Investment Management generally requires us to maintain at least 55% of our assets directly in qualifying real estate interests in order for us to maintain our exception to the Investment Company Act.  Generally, mezzanine loans, second mortgages, commercial mortgage-backed securities (“CMBS”), tenant-in-common interests (“TICs”) and interests in joint ventures that own qualifying assets may constitute qualifying real estate interests under this exception if certain conditions are met.  Our ownership of mezzanine loans, second mortgages, CMBS, TICs and real estate joint venture interests, therefore, will be limited by provisions of the Investment Company Act and SEC staff interpretations.  Generally, the SEC’s Division of Investment Management has taken no formal position as to whether CMBS should be treated as qualifying assets and no recent formal position as to whether TICs should be treated as qualifying assets.

To maintain compliance with our exception to the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain.  In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired.

If we were required to register as an investment company but failed to do so, we could be prohibited from engaging in our business and criminal and civil actions could be brought against us.  In addition, our contracts could be unenforceable, and a court could appoint a receiver to take control of us and liquidate our business.

Rapid changes in the values of potential investments in CMBS or other real estate-related investments may make it more difficult for us to maintain our qualification as a REIT or exception from the Investment Company Act.

If the market value or income potential of our real estate-related investments, including potential investments in CMBS, declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or our exception from registration under the Investment Company Act.  If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish.  This difficulty may be exacerbated by the illiquid nature of any non-real estate assets that we may own.  We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.

Stockholders have limited control over changes in our policies and operations.

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions.  Our board of directors may amend or revise these and other policies without a vote of the stockholders.  Our charter sets forth the stockholder voting rights required to be set forth therein under the NASAA REIT Guidelines.  Under our charter and the Maryland General Corporation Law, our stockholders currently have a right to vote only on the following matters:

•                  the election or removal of directors;

•                  any amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:

•                  change our name;

•                  increase or decrease the aggregate number of our shares;

•                  increase or decrease the number of our shares of any class or series that we have the authority to issue;

•                  classify or reclassify any unissued shares by setting or changing the preferences, conversion or other rights, restrictions, limitations as to distributions, qualifications or terms and conditions of redemption of such shares;

•                  effect reverse stock splits; and

•                  after the listing of our shares of common stock on a national securities exchange, opting into any of the provisions of Subtitle 8 of Title 3 of the Maryland General Corporation Law;

•                  our liquidation and dissolution; and

•                  our being a party to any merger, consolidation, sale or other disposition of substantially all of our assets (notwithstanding that Maryland law may not require stockholder approval).

All other matters are subject to the discretion of our board of directors.

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

You may not be able to sell your shares under our share redemption program and, if you are able to sell your shares under the program, you may not be able to recover the amount of your investment in our shares.

Our board of directors can amend, suspend or terminate our share redemption program at any time.  Our board of directors may reject any request for redemption of shares.  Further, there are many limitations on your ability to sell your shares pursuant to the share redemption program.  Any stockholder requesting repurchase of their shares pursuant to our share redemption program will be required to certify to us that such stockholder acquired the shares by either (1) a purchase directly from us or (2) a transfer from the original investor by way of (i) a bona fide gift not for value to, or for the benefit of, a member of the investor’s immediate or extended family, (ii)  a transfer to a custodian, trustee or other fiduciary for the account of the investor or his or her immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or (iii) operation of law.

In addition, our share redemption program contains other restrictions and limitations.  Shares will be redeemed on a quarterly basis, pro rata among all stockholders requesting redemption in such quarter, with a priority given to redemptions upon the death or disability of a stockholder or redemptions sought upon a stockholder’s confinement to a long-term care facility; next, to stockholders who demonstrate, in the discretion of our board of directors, another involuntary, exigent circumstance, such as bankruptcy; next, to stockholders subject to a mandatory distribution requirement under such stockholder’s IRA; and, finally, to other redemption requests.  You must hold your shares for at least one year prior to seeking redemption under the share redemption program, except that our board of directors may waive this one-year holding requirement with respect to redemptions sought upon the death or disability of a stockholder or redemptions sought upon a stockholder’s confinement to a long-term care facility or for other exigent circumstances and that if a stockholder is redeeming all of his or her shares the board of directors may waive the one-year holding requirement with respect to shares purchased pursuant to the distribution reinvestment plan. We will not redeem more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  Our board of directors will determine from time to time, and at least quarterly, whether we have sufficient excess cash to repurchase shares.  Generally, the cash available for redemption will be limited to proceeds from our distribution reinvestment plan plus 1% of the operating cash flow from the previous fiscal year (to the extent positive).

Further, our board of directors reserves the right to reject any request for redemption or to terminate, suspend or amend the share redemption program at any time.  Therefore, in making a decision to purchase shares of our common stock, you should not assume that you will be able to sell any of your shares back to us pursuant to our share redemption program.

If you are able to resell your shares to us pursuant to our share redemption program, you will likely receive substantially less than the amount paid to acquire the shares from us or the fair market value of your shares depending upon how long you owned the shares.

Other than redemptions following the death or disability of a stockholder or redemptions sought upon a stockholder’s confinement to a long-term care facility, the purchase price for shares we repurchase under our redemption program will equal (1) prior to the time we begin having appraisals performed by an independent third party, the amount by which (a) the lesser of (1) 90% of the average issue price for all of your shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) or (2) 90% of the offering price of shares in our most recent offering exceeds (b) the aggregate amount of net sale proceeds per share, if any, distributed to investors prior to the redemption date as a result of the sale of one or more of our investments; or (2) after we begin obtaining appraisals performed by an independent third party, the lesser of (1) 100% of the average issue price per share for all of your shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) or (2) 90% of the estimated value of a share of our common stock, as determined by the most recent appraisal.  Accordingly, you may receive less by selling your shares back to us than you would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation.

We may not successfully implement our exit strategy, in which case you may have to hold your investment for an indefinite period.

Depending upon then prevailing market conditions, it is our intention to consider beginning the process of liquidating our assets and distributing the net proceeds to our stockholders within three to six years after the termination of the Offering.  If we do not begin an orderly liquidation within that period, we may seek to have our shares listed on a national securities exchange.  If we do not begin the process of liquidating or listing our shares within this time period, our charter requires that we hold a stockholders meeting to vote on a proposal for our orderly liquidation unless a majority of our board of directors and a majority of our independent directors vote to defer such a meeting beyond the sixth anniversary of the termination of the Offering.

Market conditions and other factors could cause us to delay the commencement of our liquidation or to delay the listing of our shares on a national securities exchange beyond six years from the termination of the Offering.  If so, our board of directors and our independent directors may conclude that it is not in our best interest to hold a stockholders meeting for the purpose of voting on a proposal for our orderly liquidation.  Our charter permits our board of directors, with the concurrence of a majority of our independent directors, to defer such a stockholder vote indefinitely.  Therefore, if we are not successful in implementing our exit strategy, your shares will continue to be illiquid and you may, for an indefinite period of time, be unable to convert your investment into cash easily with minimum loss.

We established the offering price for the shares on an arbitrary basis; as a result, the offering price of the shares is not related to any independent valuation.

Our board of directors has arbitrarily determined the offering price of the shares, and such price bears no relationship to our book or asset values, or to any other established criteria for valuing outstanding shares.  Because the offering price is not based upon any independent valuation, the offering price may not be indicative of the proceeds that you would receive upon liquidation.

Because the dealer manager is an affiliate of our advisor, investors will not have the benefit of an independent review of us, which is customarily performed in underwritten offerings.

The dealer manager, Behringer Securities, is an affiliate of our advisor and will not make an independent review of us or the Offering.  Accordingly, you do not have the benefit of an independent review of the terms of the Offering.  Further, the due diligence investigation of us by the dealer manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker.

We may incur costs associated with changing our name if we are no longer permitted to use “Behringer Harvard” in our name.

We have entered into a license agreement with Behringer Harvard Holdings for use of the name “Behringer Harvard.”  Pursuant to the agreement, when an affiliate of Behringer Harvard Holdings no longer serves as one of our officers or directors, Behringer Harvard Holdings may terminate our license agreement and may require us to change our name to eliminate the use of the words “Behringer Harvard.”  We will be required to pay any costs associated with changing our name.

Your interest in Behringer Harvard Opportunity REIT II will be diluted if we or Behringer Harvard Opportunity OP II issues additional securities.

Stockholders do not have preemptive rights to any shares issued by us in the future.  Our charter currently has authorized 400,001,000 shares of capital stock, of which 350,000,000 shares are designated as common stock, 1,000 shares are designated as convertible stock and 50,000,000 are designated as preferred stock.  Subject to any limitations set forth under Maryland law, our board of directors may amend our charter to increase the number of authorized shares of capital stock, increase or decrease the number of shares of any class or series of stock designated, and may classify or reclassify any unissued shares without the necessity of obtaining stockholder approval.  Shares will be issued in the discretion of our board of directors.  Stockholders will likely experience dilution of their equity investment in us in the event that we: (1) sell shares in the Offering or sell additional shares in the future, including those issued pursuant to the distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of common stock upon the conversion of our convertible stock, (5) issue shares of common stock upon the exercise of any options granted to our independent directors or employees of our advisor and BHO II Management, our management company and an affiliate of our advisor, or their affiliates, (6) issue shares to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory management agreement, or (7) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Behringer Harvard Opportunity OP II.  In addition, the partnership agreement for Behringer Harvard Opportunity OP II contains provisions that allow, under certain circumstances, other entities, including other Behringer Harvard-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of Behringer Harvard Opportunity OP II.  Because the limited partnership interests of Behringer Harvard Opportunity OP II may be exchanged for shares of our common stock, any merger, exchange or conversion between Behringer Harvard Opportunity OP II and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.

Payment of fees to our advisor and its affiliates will reduce cash available for investment and payment of distributions.

Our advisor and its affiliates will perform services for us in connection with, among other things, the offer and sale of our shares, the selection and acquisition of our investments, and the management and leasing of our properties, the servicing of our mortgage, bridge, mezzanine or other loans, the administration of our other investments and the disposition of our assets.  They will be paid substantial fees for these services.  These fees will reduce the amount of cash available for investment or distributions to stockholders.

We may be restricted in our ability to replace our property manager under certain circumstances.

Under the terms of our property management agreement, we may terminate the agreement upon 30 days’ notice in the event of, and only in the event of, a showing of misconduct, negligence, or malfeasance by the property manager in performing its duties.  Our board of directors may find the performance of our property manager to be unsatisfactory.  However, unsatisfactory performance by the property manager may not constitute “misconduct, negligence, or malfeasance.”  As a result, we may be unable to terminate the property management agreement at the desired time, which may have an adverse effect on the management and profitability of our properties.

Distributions may be paid from capital and there can be no assurance that we will be able to achieve expected cash flows necessary to continue to pay initially established distributions or maintain distributions at any particular level, or that distributions will increase over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders.  Distributions generally will be based upon such factors as the amount of cash available or anticipated to be available, real estate securities, mortgage, bridge or mezzanine loans and other investments, current and projected cash requirements and tax considerations.  Because we may receive income from interest or rents at various times during our fiscal year, distributions paid may not reflect our income earned in that particular distribution period.  The amount of cash available for distributions will be affected by many factors, such as our ability to buy properties as offering proceeds become available, the income from those properties and mortgages and yields on securities of other real estate programs that we invest in, and our operating expense levels, as well as many other variables.  Actual cash available for distributions may vary substantially from estimates.  We can give no assurance that we will be able to achieve our anticipated cash flow or that distributions will increase over time.  Nor can we give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, that loans we make will be repaid or paid on time, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans or our investments in securities will increase our cash available for distributions to stockholders.  Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rates to stockholders.

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions.  For instance:

•                  If one or more tenants defaults or terminates its lease, there could be a decrease or cessation of rental payments, which would mean less cash available for distributions.

•                  Any failure by a borrower under our mortgage, bridge or mezzanine loans to repay the loans or interest on the loans will reduce our income and distributions to stockholders.

•                  Cash available for distributions may be reduced if we are required to spend money to correct defects or to make improvements to properties.

•                  Cash available to make distributions may decrease if the assets we acquire have lower yields than expected.

•                  There may be a delay between the sale of the common stock and our purchase of real properties.  During that time, we may invest in lower yielding short-term instruments, which could result in a lower yield on your investment.

•                  If we lend money to others, such funds may not be repaid in accordance with the loan terms or at all, which could reduce cash available for distributions.

•                  Federal income tax laws require REITs to distribute at least 90% of their taxable income to stockholders.  This limits the earnings that we may retain for corporate growth, such as property acquisition, development or expansion and makes us more dependent upon additional debt or equity financing than corporations that are not REITs.  If we borrow more funds in the future, more of our operating cash will be needed to make debt payments and cash available for distributions may therefore decrease.

•                  In connection with future property acquisitions, we may issue additional shares of common stock, operating partnership units or interests in other entities that own our properties.  We cannot predict the number of shares of common stock, units or interests which we may issue, or the effect that these additional shares might have on cash available for distributions to you.  If we issue additional shares, they could reduce the cash available for distributions to you.

•                  We make distributions to our stockholders to comply with the distribution requirements of the Code and to eliminate, or at least minimize, exposure to federal income taxes and the nondeductible REIT excise tax.  Differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

In addition, our board of directors, in its discretion, may retain any portion of our cash on hand for working capital.  We cannot assure you that sufficient cash will be available to make distributions to you.

Until proceeds from the Offering are invested and generating operating cash flow sufficient to make distributions to our stockholders, we have and may continue to make some or all of our distributions from sources other than cash flow from operations, including the proceeds of the Offering, cash advanced to us by our advisor, cash resulting from a deferral of asset management fees and/or from borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow, which may reduce the amount of capital we ultimately invest and negatively impact the value of your investment.

We expect that cash distributions to our stockholders generally will be paid from cash available or anticipated from the cash flow from our investments in properties, real estate securities, mortgage, bridge or mezzanine loans and other real estate-related assets.  However, until proceeds from the Offering are invested and generating operating cash flow sufficient to make distributions to our stockholders, we have and may continue to make some or all of our distributions from the proceeds of the Offering, cash advanced to us by our advisor, cash resulting from a waiver or deferral of asset management fees and/or from borrowings (including borrowings secured by our assets) in anticipation of future cash flow.  In addition, to the extent our investments are in development or redevelopment projects, or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early period of operation.  Once our development projects are completed and begin to generate income, we intend to use such increased income to make distributions to our stockholders.  Accordingly, the amount of distributions paid at any time may not reflect current cash flow from our operations.  To the extent distributions are paid from the proceeds of the Offering, cash advanced to us by our advisor, cash resulting from a deferral of asset management fees and/or from borrowings (including borrowings secured by our assets) in anticipation of future cash flow, we will have less capital available to invest in properties and other real estate-related assets, which may negatively impact our ability to make investments and substantially reduce current returns and capital appreciation.  In that event, we may not be able to use 91.1% of the gross proceeds raised in the Offering (89.0% with respect to gross proceeds from our primary offering and 100% with respect to gross proceeds from our distribution reinvestment plan) for investment in real estate, loans and other investments, paying acquisition fees and expenses incurred in making such investments and for any capital reserves we may establish until such time as we have sufficient cash flows from operations to fund fully our distributions.

Development projects in which we invest may not be completed successfully or on time, and guarantors of the projects may not have the financial resources to perform their obligations under the guaranties they provide.

We may make equity investments in, acquire options to purchase interests in or make mezzanine loans to the owners of real estate development projects.  Our return on these investments is dependent upon the projects being completed successfully, on budget and on time.  To help ensure performance by the developers of properties that are under construction, completion of these properties is generally guaranteed either by a completion bond or performance bond.  Our advisor may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the entity entering into the construction or development contract as an alternative to a completion bond or performance bond.  For a particular investment, we may obtain guaranties that the project will be completed on time, on budget and in accordance with the plans and specifications and that the mezzanine loan will be repaid.  However, we may not obtain such guaranties and cannot ensure that the guarantors will have the financial resources to perform their obligations under the guaranties they provide.  We intend to manage these risks by ensuring, to the best of our ability, that we invest in projects with reputable, experienced and resourceful developers.  If we are unable to manage these risks effectively, our results of operations, financial condition and ability to make distributions to you will be adversely affected.

Under certain circumstances, a subsidiary REIT may be required to sell its capital stock rather than its assets.

Under certain circumstances, a subsidiary REIT may be required to sell its capital stock rather than any assets held by that subsidiary REIT, which may limit the number of persons willing to acquire indirectly any assets held by that subsidiary REIT.  As a result, we may not be able to realize a return on our investment in a joint venture, such as a co-investment venture with our Co-Investment Partner, at the time or on the terms we desire.

Adverse economic conditions will negatively affect our returns and profitability.

Our operating results may be affected by many factors, including a continued or exacerbated general economic slowdown experienced by the nation as a whole or by the local economies where our properties and the properties underlying our other real estate-related investments are located.  These factors include:

•                  poor economic conditions may result in defaults by tenants of our properties and borrowers under our investments in mortgage, bridge or mezzanine loans;

•                  job transfers and layoffs may cause tenant vacancies to increase;

•                  increasing concessions, reduced rental rates or capital improvements may be required to maintain occupancy levels; and

•                  increased insurance premiums may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults.  Also, increased insurance premiums may make it difficult to increase rents to tenants on turnover, which may adversely affect our ability to increase our returns.

The length and severity of any economic downturn cannot be predicted.  Our operations could be negatively affected to the extent that an economic downturn is prolonged or becomes more severe.

The public programs sponsored by affiliates of our advisor have experienced losses in the past, and we may experience similar losses.

Historically, the public programs sponsored by affiliates of our advisor have experienced losses during the early periods of their operation.  Many of these losses can be attributed to the initial start-up costs and operating expenses incurred prior to purchasing properties or making other investments that generate revenue.  In addition, depreciation and amortization expense substantially reduce income.  It is likely that we will experience similar losses during the early periods of our operation.  As a result, we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate investments.

We are uncertain of our sources for funding of future capital needs, which could adversely affect the value of our investments.

Substantially all of the gross proceeds of the Offering will be used to make investments in real estate and real estate-related assets and to pay various fees and expenses related to the Offering.  We will establish capital reserves on a property-by-property basis, as we deem appropriate.  In addition to any reserves we establish, a lender may require escrow of capital reserves in excess of our established reserves.  If these reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements.  Accordingly, in the event that we develop a need for additional capital in the future for the improvement of our properties or for any other reason, we have not identified any sources for such funding, and we cannot assure you that such sources of funding will be available to us for potential capital needs in the future.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  However, the Federal Deposit Insurance Corporation, or “FDIC,” only insures limited amounts per depositor per insured bank.  Beginning October 3, 2008 through December 31, 2009, the FDIC is insuring up to $250,000 per depositor per insured bank; on January 1, 2010, the standard insured deposit limit will return to $100,000 for most deposit categories.  Unlimited deposit insurance coverage will be available to our non-interest bearing transaction accounts held at those institutions participating in the FDIC’s temporary Liquidity Guarantee Program through December 31, 2009.  At December 31, 2008, we had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.  If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels.  The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.

Future financing could be impacted by negative capital market conditions.

During 2008, the U.S. credit markets and the sub-prime residential mortgage market experienced severe dislocations and liquidity disruptions.  Sub-prime mortgage loans have experienced increasing rates of delinquency, foreclosure and loss.  These and other related events continue to have a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities, asset-backed securities and collateralized debt obligations, but also with the U.S. housing, credit and financial markets as a whole.  Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms.  Our ability to borrow funds to finance future acquisitions could be adversely affected by our inability to secure permanent financing on reasonable terms, if at all.

The recent market disruptions may adversely affect our operating results and financial condition.

The global financial markets are currently undergoing pervasive and fundamental disruptions.  The continuation or intensification of such volatility may continue to have an adverse impact on the availability of credit to businesses generally and has resulted in, and could lead to further, weakening of the U.S. and global economies.  The U.S. Department of Labor has acknowledged that the economic “slowdown” has resulted in a recession, and many economists believe that the recession may last several more quarters.  To the extent that turmoil in the financial markets continues or intensifies, it has the potential to materially affect:

•                  the value of our investment;

•                  the availability or the terms of financing that we may anticipate utilizing;

•                  our ability to make principal and interest payments on, or refinance, any outstanding debt when due; and

•                  the ability of our current tenants to enter into new leases or satisfy their current rental payment obligations under existing leases and the ability of future tenants to enter into new leases.

The current market disruption could also affect our operating results and financial condition as follows:

Debt and Equity Markets.  Our results of operations are sensitive to the volatility of the credit markets.  The commercial real estate debt markets are currently experiencing volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage backed securities in the market.  Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium.  This is resulting in lenders increasing the cost for debt financing.  Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions, developments and property contributions.  This may result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders at current levels.  In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (1) leads to a decline in real estate values generally; (2) slows real estate transaction activity; (3) reduces the loan to value upon which lenders are willing to extend debt and (4) results in difficulty in refinancing debt as it becomes due, all of which may reasonably be expected to have a material adverse impact on the value of real estate investments and the revenues, income or cash flow from the acquisition and operations of real properties and mortgage loans.  In addition, the current state of the debt markets have negatively impacted the ability to raise equity capital.

If the current debt market environment persists, we may modify our investment strategies in order to seek to optimize our portfolio performance.  Our strategies may include, among other options, limiting or eliminating the use of debt and focusing on those investments that do not require the use of leverage to meet our portfolio goals.  Such modifications to our investment strategies could adversely affect our performance.

Valuations.  The recent market volatility will likely make the valuation of our investment more difficult.  There may be significant uncertainty in the valuation, or in the stability of the value, of our investment.  The recent market volatility could result in a substantial decrease in the value of our investment.  As a result, we may not be able to recover the carrying amount of our investment or goodwill, which may require us to recognize an impairment charge in earnings.

Government Intervention.  The pervasive and fundamental disruptions that the global financial markets are currently undergoing have led to extensive and unprecedented governmental intervention.  Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’

ability to continue to implement certain strategies or manage the risk of their outstanding positions.  In addition, these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.  Among measures proposed by legislators, especially as to residential mortgage loans, have been moratoriums on loan payments, limits on the ability of lenders to enforce loan provisions, including the collection of interest at rates agreed in the loan documents, and involuntary modification of loan agreements.  If these or other regulations adverse to lenders are implemented and applied to loans we have made, they could adversely impact our operations.  It is impossible to predict what, if any, additional interim or permanent governmental restrictions may be imposed or the effect of such restrictions on us and our results of operations.  There is likely to be increased regulation of the financial markets that could have a material impact on our operating results and financial condition.

To hedge against exchange rate and interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective and may reduce the overall returns on your investment.

We may use derivative financial instruments to hedge exposures to changes in exchange rates and interest rates on loans secured by our assets and investments in collateralized mortgage-backed securities.  Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements.  Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time.

To the extent that we use derivative financial instruments to hedge against exchange rate and interest rate fluctuations, we will be exposed to credit risk, basis risk and legal enforceability risks.  In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  We intend to manage credit risk by dealing only with major financial institutions that have high credit ratings.  Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective.  We intend to manage basis risk by matching, to a reasonable extent, the contract index to the index upon which the hedged asset or liability is based.  Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract.  We intend to manage legal enforceability risks by ensuring, to the best of our ability, that we contract with reputable counterparties and that each counterparty complies with the terms and conditions of the derivative contract.  If we are unable to manage these risks effectively, our results of operations, financial condition and ability to make distributions to you will be adversely affected.

Complying with REIT requirements may limit our ability to hedge risk effectively.

The REIT provisions of the Internal Revenue Code may limit our ability to hedge the risks inherent to our operations.  From time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate swaps, caps, and floors, options to purchase these items, and futures and forward contracts. Except to the extent provided by Treasury regulations, any income we derive from a hedging transaction which is clearly identified as such as specified in the Internal Revenue Code, including gain from the sale or disposition of such a transaction, will not constitute gross income for purposes of the 95% gross income test, and therefore will be exempt from this test, but only to the extent that the transaction hedges indebtedness incurred or to be incurred by us to acquire or carry real estate assets. Income from any hedging transaction will, however, be nonqualifying for purposes of the 75% gross income test. The term “hedging transaction,” as used above, generally means any transaction we enter into in the normal course of our business primarily to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, by us. To the extent that we do not properly identify such transactions as hedges, hedge with other types of financial instruments, or hedge other types of indebtedness, the income from those transactions is not likely to be treated as qualifying income for purposes of the gross income tests. As a result of these rules, we may have to limit the use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.  Under the Housing and Economic Recovery Tax Act of 2008 these rules will be modified with respect to our currency hedging, if any.

The State of Texas has enacted legislation that creates a “margin tax” and decreases state property taxes.  This tax reform could result in increased taxes on our operations in Texas that, when combined with decreased property taxes, could reduce the net cash available for distribution to you.

In May 2006, the State of Texas enacted legislation that replaces the former Texas franchise tax with a new “margin tax,” which is effective for tax reports due on or after January 1, 2008 and which will compute the tax based on business done in calendar years beginning after December 31, 2006.  The new legislation expands the number of entities covered by the former Texas franchise tax, and specifically includes limited partnerships as subject to the new margin tax.  The tax generally is 1% of an entity’s taxable margin, which is the part of an entity’s total revenue less applicable deductions apportioned to Texas.  In May 2006, the State of Texas also enacted legislation that reduces the state property tax, but granted authority to local taxing jurisdictions to increase property taxes in the future to offset the original reductions.  Although the Comptroller of Public Accounts of the State of Texas recently issued proposed administrative rules which interpret provisions of the margin tax and which are expected to be finalized before January 1, 2008, there are a number of continuing uncertainties under the margin tax statutes and administrative rules.

As a result of this Texas property tax legislation, reimbursable expenses from tenants at the property level may decrease, due to decreased property taxes.  We expect to hold significant assets in Texas.  As a consequence, the new margin tax, when combined with the decreased property tax, could result in a net Texas state tax increase in future years and reduce the amount of cash we have available for distribution to you.

General Risks Related to Investments in Real Estate

Our opportunistic property-acquisition strategy involves a higher risk of loss than more conservative investment strategies.

Our strategy for acquiring properties may involve the acquisition of properties in markets that are depressed or overbuilt, and/or have high growth potential in real estate lease rates and sale prices.  As a result of our investment in these types of markets, we will face increased risks relating to changes in local market conditions and increased competition for similar properties in the same market, as well as increased risks that these markets will not recover and the value of our properties in these markets will not increase, or will decrease, over time.  For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties, and as a result, our ability to make distributions to our stockholders could be affected.  Our intended approach to acquiring and operating income-producing properties involves more risk than comparable real estate programs that have a targeted holding period for investments that is longer than ours, utilize leverage to a lesser degree and/or employ more conservative investment strategies.

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

Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•                  changes in general economic or local conditions;

•                  changes in supply of or demand for similar or competing properties in an area;

•                  changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•                  the illiquidity of real estate investments generally;

•                  changes in tax, real estate, environmental and zoning laws; and

•                  periods of high interest rates and tight money supply.

For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties.

If we have limited diversification of the geographic locations of our properties, our operating results will be affected by economic changes that have an adverse impact on the real estate market in those areas.

The properties acquired by certain other Behringer Harvard-sponsored programs that have investment objectives similar to ours generally have been located in the southwest United States, and more specifically, in the Dallas, Texas metropolitan area.  This is particularly true of Behringer Harvard Short-Term Opportunity Fund I.  Based upon the anticipated holding period of our properties, the current real estate market in the Dallas, Texas metropolitan area, and the experience of our advisor and its affiliates with the real estate market in this geographic area, we anticipate that a number of our future property acquisitions may be located in this geographic area.  In the event that most of our properties are located in a single geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area.  Your investment will be subject to greater risk to the extent that we lack a geographically diversified portfolio of properties.

Properties that have significant vacancies could be difficult to sell, which could diminish the return on your investment.

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases.  If vacancies continue for a long period of time, we may suffer reduced revenues resulting in decreased distributions to stockholders.  In addition, the value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

Many of our investments will be dependent on tenants for revenue, and lease terminations could reduce our ability to make distributions to stockholders.

The success of our real property investments often will be materially dependent on the financial stability of our tenants.  Lease payment defaults by tenants could cause us to reduce the amount of distributions to stockholders.  A default by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and cause us to have to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage.  In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property.  If significant leases are terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.  Additionally, loans that we make generally will relate to real estate.  As a result, the borrower’s ability to repay the loan may be dependent on the financial stability of the tenants leasing the related real estate.

We may be unable to secure funds for future tenant improvements, which could adversely impact our ability to make cash distributions to our stockholders.

When tenants do not renew their leases or otherwise vacate their space, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space.  If we have insufficient capital reserves, we will have to obtain financing from other sources. We intend to establish capital reserves on a property-by-property basis, as we deem necessary.  In addition to any reserves we establish, a lender may require escrow of capital reserves in excess of our established reserves.  If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements.  We cannot assure you that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us.  Moreover, certain reserves required by lenders may be designated for specific uses and may not be available for capital purposes such as future tenant improvements.  Additional borrowing for capital purposes will increase our interest expense, and therefore our financial condition and our ability to make cash distributions to our stockholders may be adversely affected.

We may be unable to sell a property if or when we decide to do so, which could adversely impact our ability to make cash distributions to our stockholders.

We intend to hold the various real properties in which we invest until such time as our advisor determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met.  Otherwise, our advisor, subject to approval of our board of directors, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our liquidation.  If we do not begin the process of liquidating our assets or listing our shares within six years of the termination of this primary offering, our charter requires that we hold a stockholders meeting to vote on a proposal for our orderly liquidation unless a majority of our board of directors and a majority of our independent directors vote to defer such a meeting beyond the sixth anniversary of the termination of the Offering.  The real estate market is affected, as discussed above, by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control.  We cannot predict whether we will be able to sell any asset for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us.  We cannot predict the length of time needed to find a willing purchaser and to close the sale of an asset.  If we are unable to sell an asset when we determine to do so, it could have a significant adverse effect on our cash flow and results of operations.

Our co-venture partners, co-tenants or other partners in co-ownership arrangements could take actions that decrease the value of an investment to us and lower your overall return.

We may enter into joint ventures, tenant-in-common investments or other co-ownership arrangements with other Behringer Harvard programs or third parties having investment objectives similar to ours for the acquisition, development or improvement of properties as well as the acquisition of real estate-related investments.  We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons.

Such investments may involve risks not otherwise present with other forms of real estate investment, including, for example:

•                  the possibility that our co-venturer, co-tenant or partner in an investment might become bankrupt;

•                  the possibility that a co-venturer, co-tenant or partner in an investment might breach a loan agreement or other agreement or otherwise, by action or inaction, act in a way detrimental to us or the investment;

•                  that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;

•                  the possibility that we may incur liabilities as the result of the action taken by our partner or co-investor; or

•                  that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage may adversely affect your returns.

Our advisor will attempt to ensure that all of our properties are adequately insured to cover casualty losses.  The nature of the activities at certain properties we may acquire will expose us and our operators to potential liability for personal injuries and, in certain instances, such as with marinas, property damage claims. For instance, marina business activities are customarily subject to various hazards, including gasoline or other fuel spills, fires, drownings and other water-related accidents, boat storage rack collapses and other dangers relatively common in the marina industry.  In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments.  Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims.  Mortgage lenders generally insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage, bridge or mezzanine loans.  It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our properties.  In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses.  We cannot assure you that we will have adequate coverage for such losses.  In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss.  In addition, other than the capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future.  Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in decreased distributions to stockholders.

Our operating results may be negatively affected by potential development and construction delays and result in increased costs and risks, which could diminish the return on your investment.

We may invest some or all of the proceeds available for investment in the acquisition, development and/or redevelopment of properties upon which we will develop and construct improvements.  We could incur substantial capital obligations in connection with these types of investments.  We will be subject to risks relating to uncertainties associated with rezoning for development and environmental concerns of governmental entities and/or community groups and our builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables.  The builder’s failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance.  Performance may also be affected or delayed by conditions beyond the builder’s control.  Delays in completion of construction could also give tenants the right to terminate preconstruction leases for space at a newly developed project.  We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction.  These and other such factors can result in increased costs of a project or loss of our investment.  Substantial capital obligations could delay our ability to make distributions.  In addition, we will be subject to normal lease-up risks relating to newly constructed projects.  Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property.  If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

In addition, we may invest in unimproved real property.  Returns from development of unimproved properties are also subject to risks and uncertainties associated with rezoning the land for development and environmental concerns of governmental entities and/or community groups.  Although our intention is to limit any investment in unimproved property to property we intend to develop, your investment nevertheless is subject to the risks associated with investments in unimproved real property.

If we contract with Behringer Development Company LP or its affiliates for newly developed property, we cannot guarantee that any earnest money deposit we make to Behringer Development Company LP or its affiliates will be fully refunded.

We may enter into one or more contracts, either directly or indirectly through joint ventures, tenant-in-common investments or other co-ownership arrangements with affiliates of our advisor or others, to acquire real property from Behringer Development Company LP (Behringer Development), an affiliate of our advisor.  Properties acquired from Behringer Development or its affiliates may be existing income-producing properties, properties to be developed or properties under development.  We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties.  In the case of properties to be developed by Behringer Development or its affiliates, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property by Behringer Development or its affiliates.  At the time of contracting and the payment of the earnest money deposit by us, Behringer Development or its affiliates typically will not have acquired title to any real property.  Typically, Behringer Development or its affiliates will only have a contract to acquire land, a development agreement to develop a building on the land and an agreement with one or more tenants to lease all or part of the property upon its completion.  We may enter into such a contract with Behringer Development or its affiliates even if at the time of contracting we have not yet raised sufficient proceeds in the Offering to enable us to close the purchase of such property.  However, we will not be required to close a purchase from Behringer Development or its affiliates, and will be entitled to a refund of our earnest money, in the following circumstances:

•                  Behringer Development or its affiliates fails to develop the property;

•                  all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason; or

•                  we are unable to raise sufficient proceeds from the Offering to pay the purchase price at closing.

The obligation of Behringer Development or its affiliates to refund our earnest money will be unsecured, and no assurance can be made that we would be able to obtain a refund of such earnest money deposit from it under these circumstances since Behringer Development is an entity without substantial assets or operations.

Competition with third parties in acquiring properties and other assets may reduce our profitability and the return on your investment.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we will.  Larger real estate programs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.  In addition, the number of entities and the amount of funds competing for suitable properties may increase.  Any such increase would result in increased demand for these assets and therefore increased prices paid for them.  If we pay higher prices for properties and other investments, our profitability will be reduced and you may experience a lower return on your investment.

A concentration of our investments in any one property class may leave our profitability vulnerable to a downturn in such sector.

At any one time, a significant portion of our investments could be in one property class.  As a result, we will be subject to risks inherent in investments in a single type of property.  If our investments are substantially in one property class, then the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn in the businesses conducted in those types of properties could be more pronounced than if we had more fully diversified our investments.

Failure to succeed in new markets or in new property classes may have adverse consequences on our performance.

We may from time to time commence development activity or make acquisitions outside of our existing market areas or the property classes of our primary focus if appropriate opportunities arise.  Our historical experience in our existing markets in developing, owning and operating certain classes of property does not ensure that we will be able to operate successfully in new markets, should we choose to enter them, or that we will be successful in new property classes.  We may be exposed to a variety of risks if we choose to enter new markets, including an inability to evaluate accurately local market conditions, to obtain land for development or to identify appropriate acquisition opportunities, to hire and retain key personnel, and a lack of familiarity with local governmental and permitting procedures.  In addition, we may abandon opportunities to enter new markets or acquire new classes of property that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

From time to time, we may attempt to acquire multiple properties in a single transaction.  Portfolio acquisitions are more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition.  Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio.  In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio.  In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties.  To acquire multiple properties in a single transaction we may be required to accumulate a large amount of cash.  We would expect the returns that we earn on such cash to be less than the ultimate returns in real property and therefore, accumulating such cash could reduce the funds available for distributions.  Any of the foregoing events may have an adverse effect on our operations.

If we set aside insufficient capital reserves, we may be required to defer necessary capital improvements.

If we do not have enough reserves for capital to supply needed funds for capital improvements throughout the life of the investment in a property and there is insufficient cash available from our operations, we may be required to defer necessary improvements to the property, which may cause the property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to the property.  If this happens, we may not be able to maintain projected rental rates for affected properties, and our results of operations may be negatively impacted.

Any student-housing properties that we acquire will be subject to an annual leasing cycle, short lease-up period, seasonal cash flows, changing university admission and housing policies, and other risks inherent in the student-housing industry, any of which could have a negative impact on your investment.

Student-housing properties generally have short-term leases of 12 months, ten months, nine months, or shorter.  As a result, we may experience significantly reduced cash flows during the summer months from student-housing properties while most students are on vacation.  Furthermore, student-housing properties must be almost entirely re-leased each year, exposing us to increased leasing risk.  Student-housing properties are also typically leased during a limited leasing season that usually begins in January and ends in August of each year. We would, therefore, be highly dependent on the effectiveness of our marketing and leasing efforts and personnel during this season.

Changes in university admission policies could also adversely affect us. For example, if a university reduces the number of student admissions or requires that a certain class of students, such as freshman, live in a university-owned facility, the demand for units at our student-housing properties may be reduced and our occupancy rates may decline.  We rely on our relationships with colleges and universities for referrals of prospective student residents or for mailing lists of prospective student residents and their parents. Many of these colleges and universities own and operate their own competing on-campus facilities. Any failure to maintain good relationships with these colleges and universities could therefore have a material adverse effect on our ability to market our properties to students and their families.

Federal and state laws require colleges to publish and distribute reports of on-campus crime statistics, which may result in negative publicity and media coverage associated with crimes occurring on or in the vicinity of any student-housing properties. Reports of crime or other negative publicity regarding the safety of the students residing on, or near, our student-housing properties may have an adverse effect on our business.

We may face significant competition from university-owned student housing and from other residential properties that are in close proximity to any student-housing properties we may acquire, which could have a negative impact on our results of operations.

On-campus student housing has certain inherent advantages over off-campus student housing in terms of physical proximity to the university campus and integration of on-campus facilities into the academic community. Colleges and universities can generally avoid real estate taxes and borrow funds at lower interest rates than us.

We may invest in apartment communities and short-term apartment leases which may expose us to the effects of declining market rent, which could adversely impact our ability to make cash distributions to our stockholders.

We expect that substantially all of our apartment leases will be for a term of one year or less.  Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

To the extent we invest in apartment communities, we will face competition from other apartment communities and the increased affordability of single-family homes, which may limit our profitability and returns to our stockholders.

Any apartment communities we may acquire will most likely compete with numerous housing alternatives in attracting residents, including other apartment communities and single-family homes, as well as owner-occupied single- and multifamily homes available to rent.  Competitive housing in a particular area and the increasing affordability of owner occupied single- and multifamily homes available to rent or buy caused by declining mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our residents, lease apartment units and increase or maintain rental rates.

Moreover, the residential apartment community industry is highly competitive.  This competition could reduce occupancy levels and revenues at our apartment communities, which would adversely affect our operations.  We expect to face competition from many sources, including from other apartment communities both in the immediate vicinity and the broader geographic market where our apartment communities will be located.  Overbuilding of apartment communities may occur.  If so, this will increase the number of apartment units available and may decrease occupancy and apartment rental rates.  In addition, increases in operating costs due to inflation may not be offset by increased apartment rental rates.  We may be required to expend substantial sums to attract new residents.

In connection with the recent credit market disruptions and economic slowdown, to the extent we invest in apartment communities, we may face increased competition from single-family homes and condominiums for rent, which could limit our ability to retain residents, lease apartment units or increase or maintain rents.

Any apartment communities we may invest in may compete with numerous housing alternatives in attracting residents, including single-family homes and condominiums available for rent.  Such competitive housing alternatives may become more prevalent in a particular area because of the tightening of mortgage lending underwriting criteria, homeowner foreclosures, the decline in single-family home and condominium sales and the lack of available credit.  The number of single-family homes and condominiums for rent in a particular area could limit our ability to retain residents, lease apartment units or increase or maintain rents.

Our failure to integrate acquired communities and new personnel could create inefficiencies and reduce the return of your investment.

To grow successfully, we must be able to apply our experience in managing real estate to a larger number of properties.  In addition, we must be able to integrate new management and operations personnel as our organization grows in size and complexity.  Failures in either area will result in inefficiencies that could adversely affect our expected return on our investments and our overall profitability.

BHO II Management’s failure to integrate its subcontractors into BHO II Management’s operations in an efficient manner could reduce the return on your investment.

BHO II Management may rely on multiple subcontractors for on-site property management of our properties.  If BHO II Management is unable to integrate these subcontractors into its operations in an efficient manner, BHO II Management may have to expend substantial time and money coordinating with these subcontractors, which could be a negative impact on the revenues generated from such properties.

If we acquire lodging facilities, we will be dependent on the third-party managers of those facilities.

In order to qualify as a REIT, we will not be able to operate any hotel properties that we acquire or participate in the decisions affecting the daily operations of our hotels. We will lease any hotels we acquire to a TRS in which we may own up to a 100% interest.  Our TRS will enter into management agreements with eligible independent contractors that are not our subsidiaries or otherwise controlled by us to manage the hotels. Thus, independent hotel operators, under management agreements with our TRS, will control the daily operations of our hotels.

We will depend on these independent management companies to adequately operate our hotels as provided in the management agreements. We will not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, revenue per available room and average daily rates, we may not be able to force the management company to change its method of operation of our hotels. We can only seek redress if a management company violates the terms of the applicable management agreement with the TRS, and then only to the extent of the remedies provided for under the terms of the management agreement.  In the event that we need to replace any of our management companies, we may be required by the terms of the management agreement to pay substantial termination fees and may experience significant disruptions at the affected hotels.

If we acquire lodging properties, we may have to make significant capital expenditures to maintain them.

Hotels have an ongoing need for renovations and other capital improvements, including replacements of furniture, fixtures and equipment.  Generally, we will be responsible for the costs of these capital improvements, which gives rise to the following risks:

•                   cost overruns and delays;

•                  renovations can be disruptive to operations and can displace revenue at the hotels, including revenue lost while rooms under renovation are out of service;

•                  the cost of funding renovations and the possibility that financing for these renovations may not be available on attractive terms; and

•      the risk that the return on our investment in these capital improvements will not be what we expect.

If we have insufficient cash flow from operations to fund needed capital expenditures, then we will need to borrow to fund future capital improvements.

General economic conditions and discretionary consumer spending may affect certain of the properties we acquire and lower the return on your investment.

The operations of certain properties in which we may invest, such as hotels and recreation and leisure properties, will depend upon a number of factors relating to discretionary consumer spending.  Unfavorable local, regional or national economic developments or uncertainties regarding future economic prospects as a result of terrorist attacks, military activity or natural disasters could reduce consumer spending in the markets in which we own properties and adversely affect the operation of those properties.  Consumer spending on luxury goods, travel and other leisure activities such as boating, skiing and health and spa activities may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in expenditures on luxury goods, travel and other leisure activities.  Certain of the classes of properties that we may acquire may be unable to maintain their profitability during periods of adverse economic conditions or low consumer confidence, which could in turn affect the ability of operators to make scheduled rent payments to us.

Seasonal revenue variations in certain asset classes will require the operators of such assets to manage cash flow properly over time to meet their non-seasonal scheduled rent payments to us.

Certain of the properties in which we may invest, including some hotels and resorts and recreation and leisure properties, are generally seasonal in nature. For example, the typical ski season begins in early November and runs through April, during which time ski resorts generate the vast majority of their annual revenues. Revenues and profits at ski resorts and their related properties are substantially lower and historically result in losses during the summer months due to the closure of ski operations. As a result of the seasonal nature of certain industries that may be conducted on properties we acquire, these businesses will experience seasonal variations in revenues that may require our operators to supplement revenue at their properties in order to be able to make scheduled rent payments to us.  The failure of an operator or a tenant to manage its cash flow properly may result in such operator or tenant having insufficient cash on hand to make its scheduled payments to us during seasonally slow periods, which may adversely affect our cash available for distribution to stockholders.

Adverse weather conditions may affect operations of certain of the properties we acquire or reduce our operators’ ability to make scheduled rent payments to us, which could reduce our cash flow from such investments.

Adverse weather conditions may influence revenues at certain types of properties we acquire, such as some hotels, resorts and recreation and leisure properties. These adverse weather conditions include heavy snowfall (or lack thereof), hurricanes, tropical storms, high winds, heat waves, frosts, drought (or merely reduced rainfall levels), excessive rain and floods. For example, adverse weather could reduce the number of people that visit properties we acquire. Certain properties may be susceptible to damage from weather conditions such as hurricanes, which damage (including but not limited to property damage and loss of revenue) is not generally insurable at commercially reasonable rates.  Poor weather conditions could also disrupt operations at properties we acquire and may adversely affect both the value of our investment in a property and the ability of our tenants and operators to make their scheduled rent payments to us.

Marinas, ski resorts and other types of properties in which we may invest may not be readily adaptable to other uses, and if these properties become unprofitable, we may not be able to recoup the value of our investment.

Ski resorts and related properties, marinas, and other types of recreation and leisure properties in which we may invest are specific-use properties that have limited alternative uses. Therefore, if the operations of any of our properties in these sectors become unprofitable due to industry competition, a general deterioration of the applicable industry or otherwise, we may have great difficulty selling the property or we may have to sell the property for substantially less than the amount we paid for it. Should any of these events occur, our income and cash available for distribution could be reduced.

Governmental regulation of marinas with respect to dredging could negatively impact marinas we acquire and the value of our investment.

Marinas that we may acquire must be dredged from time to time to remove the silt and mud that collect in harbor-areas as a result of, among other factors, heavy boat traffic, tidal flow, water flow and storm runoff, in order to assure that boat traffic can safely enter the harbor. Dredging and disposing of the dredged material can be very costly and may require permits from various governmental authorities. If we acquire marinas and we or our marina tenants, or operators engaged by our marina tenants, cannot timely obtain the permits necessary to dredge marinas or dispose of the dredged material, or if dredging is not practical or is exceedingly expensive, the operations of the marina would be materially and adversely affected, which would in turn have a negative impact on our financial condition.

We may not control the land beneath marinas we acquire, and this land may be subject to governmental taking.

The U.S. Army Corps of Engineers and the Coast Guard control much of the land located beneath and surrounding most marinas. The U.S. Army Corps of Engineers and the Coast Guard lease such land to marina owners and operators under leases for wetlands that typically range from five to 50 years, and leases for upland that typically are initially for 25 years. As a result, many marinas cannot obtain title to land on or near the marinas that they are interested in developing or obtain permission to develop on the land that they lease. Furthermore, control of such land by the U.S. Army Corps of Engineers and the Coast Guard increases the possibility that such land, including the marina built on such land, may be condemned and taken by the local, state or federal government in an eminent domain proceeding.

Governmental regulation with respect to the operation of ski resorts could negatively impact ski resorts we acquire and reduce the return on your investment.

Ski resort mountain and lodging operations often require permits and approvals from certain federal, state and local authorities. Many ski resorts that we may consider acquiring have been granted the right to use federal land as the site for ski lifts and trails and related activities, under the terms of permits with the USDA Forest Service. The USDA Forest Service has the right to review and approve the location, design and construction of improvements in the permit area and many operational matters. Where development in or around wetlands is involved, permits must be obtained from the U.S. Army Corps of Engineers. Further, ski resort operations are subject to environmental laws and regulations, and compliance with these laws and regulations may require expenditures or modifications of development plans and operations in a manner that could have a detrimental effect on the ski resort.  In addition, the rights of ski resorts and related properties that we may acquire or develop to use various water sources on or about their properties may also be subject to significant restrictions or the rights of other riparian users and the public generally. Certain ski resorts and related properties we may acquire or develop and the municipalities in which they are located may be dependent upon a single source of water, and in some cases the volume of water contained in such water sources could be historically low or inconsistent. This may lead to disputes and litigation over, and restrictions placed on, water use. There can be no assurance that new applications of laws, regulations, and policies, or changes in such laws, regulations, and policies, will not occur in a manner that could have a detrimental effect on a ski resort that we may acquire, or that material permits, licenses, or approvals will not be terminated, non-renewed or renewed on terms or interpreted in ways that are materially less favorable to the resorts we purchase. No assurance can be given that any particular permit or approval will be obtained or upheld on judicial review.

The costs of compliance with environmental laws and other governmental laws and regulations may adversely affect our income and the cash available for any distributions.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety.  These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals.  Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal.  In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent such property or to use the property as collateral for future borrowing.

Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us.  We cannot assure you that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties.  In addition, there are various local, state and federal fire, health, life-safety and similar regulations that we may be required to comply with, and that may subject us to liability in the form of fines or damages for noncompliance.  Any foreign investments we make will be subject to similar laws in the jurisdictions where they are located.

Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.

Under various federal, state and local environmental laws, ordinances and regulations (including those of foreign jurisdictions), a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property.  The costs of removal or remediation could be substantial.  Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.  Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures.  Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties.  Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances.

In addition, when excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time.  Some molds may produce airborne toxins or irritants.  Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our projects could require us to undertake a costly remediation program to contain or remove the mold from the affected property or development project, which would reduce our operating results.

The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.

Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distributions.

Our properties are generally expected to be subject to the Americans with Disabilities Act of 1990, as amended (Disabilities Act), or similar laws of foreign jurisdictions.  Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons.  The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities.  The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages.  We will attempt to acquire properties that comply with the Disabilities Act or similar laws of foreign jurisdictions or place the burden on the seller or other third party, such as a tenant, to ensure compliance with such laws.  However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner.  If we cannot, our funds used for compliance with these laws may affect cash available for distributions and the amount of distributions to you.

Any apartment communities we acquire must comply with Title III of the Disabilities Act, to the extent that such properties are “public accommodations” and/or “commercial facilities” as defined by the Disabilities Act.  Compliance with the Disabilities Act could require removal of structural barriers to handicapped access in certain public areas of our apartment communities where such removal is readily achievable.  The Disabilities Act does not, however, consider residential properties, such as apartment communities to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public.

If we invest in apartment communities, we must comply with the Fair Housing Amendment Act, which may decrease our cash flow from operations.

We also must comply with the Fair Housing Amendment Act of 1988 (FHAA), which requires that apartment communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors.  Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA.  Recently there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHAA and an increasing number of substantial enforcement actions and private lawsuits have been brought against apartment communities to ensure compliance with these requirements.  Noncompliance with the FHAA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.

If we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser.

If we decide to sell any of our properties, we intend to use commercially reasonable efforts to sell them for cash or in exchange for other property.  However, in some instances we may sell our properties by providing financing to purchasers.  If we provide financing to purchasers, we will bear the risk of default by the purchaser and will be subject to remedies provided by law, which could negatively impact distributions to our stockholders.  There are no limitations or restrictions on our ability to take purchase money obligations.  We may, therefore, take a purchase money obligation secured by a mortgage as partial payment for the purchase price of a property.  The terms of payment to us generally will be affected by custom in the area where the property being sold is located and the then-prevailing economic conditions.  If we receive promissory notes or other property in lieu of cash from property sales, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of.  In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years.  If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to make distributions to our stockholders.

Risks Associated with Debt Financing

We incur mortgage indebtedness and other borrowings, which increases our business risks.

We have and anticipate that we will continue to acquire real properties and other real estate-related investments by using either existing financing or borrowing new funds.  In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of our real properties to obtain funds to acquire additional properties and other investments and for payment of distributions to stockholders.  We also may borrow funds if necessary to satisfy the requirement that we distribute to stockholders at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

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

In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Our policy limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital under this or any subsequent offering and invested substantially all of our capital.  As a result, we expect to borrow more than 75% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

We do not intend to incur mortgage debt on a particular real property unless we believe the property’s projected cash flow is sufficient to service the mortgage debt.  However, if there is a shortfall in cash flow, then the amount available for distributions to stockholders may be affected.  In addition, incurring mortgage debt increases the risk of loss because defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default.  For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage.  If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure.  We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties.  When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity.  If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default.  If any of our properties are foreclosed upon due to a default, our ability to make distributions to our stockholders will be adversely affected.  In addition, because our goal is to be in a position to liquidate our assets within three to six years after the termination of the Offering, our approach to investing in properties utilizing leverage in order to accomplish our investment objectives over this period of time may present more risks to investors than comparable real estate programs that have a longer intended duration and that do not utilize borrowing to the same degree.

If mortgage debt is unavailable at reasonable rates, we may not be able to refinance our properties, which could reduce the amount of cash distributions we can make.

When we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms.  If interest rates are higher when the properties are refinanced, we may not be able to finance the properties at reasonable rates and our income could be reduced.  If this occurs, it would reduce cash available for distribution to our stockholders, and it may prevent us from borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

In connection with obtaining financing, a lender could impose restrictions on us that affect our ability to incur additional debt and our distribution and operating policies.  In general, we expect our loan agreements to restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender.  Loan documents we enter may contain other customary negative covenants that may limit our ability to further mortgage the property, discontinue insurance coverage, replace Behringer Harvard Opportunity Advisors II as our advisor or impose other limitations.  Any such restriction or limitation may have an adverse effect on our operations and our ability to make distributions to you.

Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.

We may finance our property acquisitions using interest-only mortgage indebtedness.  During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan.  The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period.  After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity.  These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan.  If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates.  Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We may incur indebtedness that bears interest at a variable rate.  In addition, from time to time we may pay mortgage loans or finance and refinance our properties in a rising interest rate environment.  Accordingly, increases in interest rates could increase our interest costs, which could have an adverse effect on our operating cash flow and our ability to make distributions to you.  In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we may need to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions.

Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity.  Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property.  At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment.  The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets.

In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.  Any of these results would have a significant, negative impact on your investment.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of your investment.

Our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets, but we may exceed this limit under some circumstances.  Such debt may be at a level that is higher than real estate investment trusts with similar investment objectives or criteria.  High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants.  These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.

Risks Related to Investments in Real Estate-Related Securities

Investments in real estate-related securities will be subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities, which may result in losses to us.

We may invest in real estate-related securities of both publicly traded and private real estate companies.  Our investments in real estate-related securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer.  Issuers of real estate-related securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed in this Annual Report on Form 10-K, including risks relating to rising interest rates.

Real estate-related securities are often unsecured and also may be subordinated to other obligations of the issuer.  As a result, investments in real estate-related securities are subject to risks of (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities, (2) substantial market price volatility resulting from changes in prevailing interest rates in the case of traded equity securities, (3) subordination to the prior claims of banks and other senior lenders to the issuer, (4) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (5) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (6) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic slowdown or downturn.  These risks may adversely affect the value of outstanding real estate-related securities and the ability of the issuers thereof to repay principal and interest or make distribution payments.

Investments in real estate-related preferred equity securities involve a greater risk of loss than traditional debt financing.

We may invest in real estate-related preferred equity securities, which may involve a higher degree of risk than traditional debt financing due to a variety of factors, including that such investments are subordinate to traditional loans and are not secured by property underlying the investment.  Furthermore, should the issuer default on our investment, we would be able to proceed only against the entity in which we have an interest, and not the property owned by such entity and underlying our investment.  As a result, we may not recover some or all of our investment.

We may make investments in non-U.S. dollar denominated securities, which will be subject to currency rates exposure and the uncertainty of foreign laws and markets.

We may purchase real estate-related securities denominated in foreign currencies.  A change in foreign currency exchange rates may have an adverse impact on returns on our non-U.S. dollar denominated investments.  Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations.

We expect that a portion of any real estate-related securities investments we make will be illiquid, and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

Certain of the real estate-related securities that we may purchase in connection with privately negotiated transactions will not be registered under the applicable securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws.  As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited.  The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default.

Interest rate and related risks may cause the value of our real estate-related securities investments to be reduced.

Interest rate risk is the risk that prevailing market interest rates change relative to the current yield on fixed-income securities such as preferred and debt securities, and to a lesser extent dividend-paying common stock.  Generally, when market interest rates rise, the market value of these securities declines, and vice versa.  In addition, when interest rates fall, issuers are more likely to repurchase their existing preferred and debt securities to take advantage of the lower cost of financing.  As repurchases occur, principal is returned to the holders of the securities sooner than expected, thereby lowering the effective yield on the investment.  On the other hand, when interest rates rise, issuers are more likely to maintain their existing preferred and debt securities.  As a result, repurchases decrease, thereby extending the average maturity of the securities.  We intend to manage interest rate risk by purchasing preferred and debt securities with maturities and repurchase provisions that are designed to match our investment objectives.  If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to you will be adversely affected.

We may acquire real estate-related securities through tender offers, which may require us to spend significant amounts of time and money that otherwise could be allocated to our operations.

We may acquire real estate-related securities through tender offers, negotiated or otherwise, in which we solicit a target company’s stockholders to purchase their securities.  The acquisition of these securities could require us to spend significant amounts of money that otherwise could be allocated to our operations.  Additionally, in order to acquire the securities, the employees of our advisor likely will need to devote a substantial portion of their time to pursuing the tender offer — time that otherwise could be allocated to managing our business.  These consequences could adversely affect our operations and reduce the cash available for distribution to our stockholders.

The CMBS in which we may invest are subject to all of the risks of the underlying mortgage loans and the risks of the securitization process.

Commercial mortgage-backed securities (CMBS) are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, these securities are subject to all of the risks of the underlying mortgage loans.

In a rising interest rate environment, the value of CMBS may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of CMBS may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. In addition, CMBS are subject to the credit risk associated with the performance of the underlying mortgage properties. In certain instances, third-party guarantees or other forms of credit support can reduce the credit risk.

CMBS are also subject to several risks created through the securitization process. Subordinate CMBS are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that interest payment on subordinate CMBS will not be fully paid. Subordinate CMBS are also subject to greater credit risk than those CMBS that are more highly rated.

If we use leverage in connection with our investment in CMBS, the risk of loss associated with this type of investment will increase.

We may use leverage in connection with our investment in CMBS. Although the use of leverage may enhance returns and increase the number of investments that can be made, it may also substantially increase the risk of loss. There can be no assurance that leveraged financing will be available to us on favorable terms or that, among other factors, the terms of such financing will parallel the maturities of the underlying securities acquired. Therefore, such financing may mature prior to the maturity of the CMBS acquired by us. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing.  We may utilize repurchase agreements as a component of our financing strategy. Repurchase agreements economically resemble short-term, variable-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the market value of the CMBS subject to a repurchase agreement decline, we may be required to provide additional collateral or make cash payments to maintain the loan to collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying CMBS.

Risks Associated with Investments in Mortgage, Bridge and Mezzanine Loans

 We have relatively less experience investing in mortgage, bridge, mezzanine or other loans as compared to investing directly in real property, which could adversely affect our return on loan investments.

The experience of our advisor and its affiliates with respect to investing in mortgage, bridge, mezzanine or other loans is not as extensive as it is with respect to investments directly in real properties. However, we may continue make such loan investments to the extent our advisor determines that it is advantageous to us due to the state of the real estate market or in order to diversify our investment portfolio. Our less extensive experience with respect to mortgage, bridge, mezzanine or other loans could adversely affect our return on loan investments.

Our mortgage, bridge or mezzanine loans may be impacted by unfavorable real estate market conditions, which could decrease the value of those loans and the return on your investment.

If we make or invest in mortgage, bridge or mezzanine loans, we will be at risk of defaults on those loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels.  We do not know whether the values of the property securing the loans will remain at the levels existing on the dates of origination of the loans.  If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans.

Our mortgage, bridge or mezzanine loans will be subject to interest rate fluctuations, which could reduce our returns as compared to market interest rates and reduce the value of the loans in the event we sell them.

If we invest in fixed-rate, long-term mortgage, bridge or mezzanine loans and interest rates rise, the loans could yield a return lower than then-current market rates.  If interest rates decrease, we will be adversely affected to the extent that mortgage, bridge or mezzanine loans are prepaid, because we may not be able to make new loans at the previously higher interest rate.  If we invest in variable-rate loans and interest rates decrease, our revenues will also decrease.  Finally, if we invest in variable-rate loans and interest rates increase, the value of the loans we own at such time would decrease, which would lower the proceeds we would receive in the event we sell such assets.  For these reasons, if we invest in mortgage, bridge or mezzanine loans, our returns on those loans and the value of your investment will be subject to fluctuations in interest rates.

Delays in liquidating defaulted mortgage, mezzanine or bridge loans could reduce our investment returns.

If there are defaults under our loans, we may not be able to repossess and sell quickly any properties securing such loans.  The resulting time delay could reduce the value of our investment in the defaulted loans.  An action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of any lawsuit brought in connection with the foreclosure if the defendant raises defenses or counterclaims.  In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the loan.

The mezzanine loans in which we may invest would involve greater risks of loss than senior loans secured by income-producing real properties.

We may invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property.  These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property because the investment may become unsecured as a result of foreclosure by the senior lender.  If borrowers of these loans are real estate developers, our investments may involve additional risks, including dependence for repayment on successful completion and operation of the project, difficulties in estimating construction or rehabilitation costs and loan terms that often require little or no amortization.  In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan.  If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt.  As a result, we may not recover some or all of our investment.

Returns on our mortgage, bridge or mezzanine loans may be limited by regulations.

The mortgage, bridge or mezzanine loans in which we invest, or that we may make, may be subject to regulation by federal, state and local authorities and/or regulation by foreign jurisdictions and subject to various laws and judicial and administrative decisions.  We may determine not to make mortgage, bridge or mezzanine loans in any jurisdiction in which we believe we have not complied in all material respects with applicable requirements.  If we decide not to make mortgage, bridge or mezzanine loans in several jurisdictions, it could reduce the amount of income we would otherwise receive.

Foreclosures create additional ownership risks that could adversely impact our returns on mortgage investments.

If we acquire property by foreclosure following defaults under our mortgage, bridge or mezzanine loans, we will have the economic and liability risks as the owner.

The liquidation of our assets may be delayed as a result of our investment in mortgage, bridge or mezzanine loans, which could delay distributions to our stockholders.

The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default.  If our advisor determines that it is in our best interest to make or invest in mortgage, bridge or mezzanine loans, any intended liquidation of us may be delayed beyond the time of the sale of all of our properties until all mortgage, bridge or mezzanine loans expire or are sold, because we may enter into mortgage, bridge or mezzanine loans with terms that expire after the date we intend to have sold all of our properties.

Risks Associated with Section 1031 Tenant-in-Common Transactions

We may have increased exposure to liabilities from litigation as a result of any participation by us in Section 1031 Tenant-in-Common transactions.

Behringer Development, an affiliate of our advisor, or its affiliates (Behringer Harvard Exchange Entities) regularly enter into transactions that qualify for like-kind exchange treatment under Section 1031 of the Internal Revenue Code.  Section 1031 tenant-in-common transactions (Section 1031 TIC Transactions) are structured as the acquisition of real estate owned in co-tenancy arrangements with parties seeking to defer taxes under Section 1031 of the Internal Revenue Code (1031 Participants).  We may provide accommodation in support of or otherwise be involved in such Section 1031 TIC Transactions.  Specifically, at the closing of certain properties acquired by a Behringer Harvard Exchange Entity, we may enter into a contractual arrangement with such entity providing:  (1) in the event that the Behringer Harvard Exchange Entity is unable to sell all of the co-tenancy interests in that property to 1031 Participants, we will purchase, at the Behringer Harvard Exchange Entity’s cost, any co-tenancy interests remaining unsold; (2) we will guarantee certain bridge loans associated with the purchase of the property in which tenant-in-common interests are to be sold; and/or (3) we will provide security for the guarantee of such bridge loans.  Although our participation in Section 1031 TIC Transactions may have certain benefits to our business, including enabling us to invest capital more readily and over a more diversified portfolio and allowing us to acquire interests in properties that we would be unable to acquire using our own capital resources, there are significant tax and securities disclosure risks associated with the related offerings of co-tenancy interests to 1031 Participants.  Changes in tax laws may negatively impact the tax benefits of like-kind exchanges or cause such transactions not to achieve their intended value.  In certain Section 1031 TIC Transactions it is anticipated that we would receive fees in connection with our provision of accommodation in support of the transaction and, as such, even though we do not sponsor these Section 1031 TIC Transactions, we may be named in or otherwise required to defend against any lawsuits brought by 1031 Participants because of our affiliation with sponsors of such transactions.  Furthermore, in the event that the Internal Revenue Service conducts an audit of the purchasers of co-tenancy interests and successfully challenges the qualification of the transaction as a like-kind exchange, purchasers of co-tenancy interests may file a lawsuit against the entity offering the co-tenancy interests, its sponsors, and/or us.  We may be involved in one or more such offerings and could therefore be named in or otherwise required to defend against lawsuits brought by 1031 Participants.  Any amounts we are required to expend defending any such claims will reduce the amount of funds available for investment by us in properties or other investments and may reduce the amount of funds available for distribution to our stockholders.  In addition, disclosure of any such litigation may adversely affect our ability to raise additional capital in the future through the sale of stock.

We may have increased business and litigation risks as a result of any direct sales by us of tenant-in-common interests in Section 1031 Tenant-in-Common transactions.

We may directly sell tenant-in-common interests in our properties to 1031 Participants, which may expose us to significant tax and securities disclosure risks.  Changes in tax laws may negatively impact the tax benefits of like-kind exchanges or cause such transactions not to achieve their intended value.  Furthermore, the Internal Revenue Service may determine that the sale of tenant-in-common interests is a “prohibited transaction” under the Internal Revenue Code, which would cause all of the gain we realize from any such sale to be payable as a tax to the Internal Revenue Service, with none of such gain available for distribution to our stockholders.  The Internal Revenue Service may conduct an audit of the purchasers of tenant-in-common interests and successfully challenge the qualification of the transaction as a like-kind exchange.  We may be named in or otherwise required to defend against any lawsuits brought by stockholders or 1031 Participants in connection with Section 1031 TIC Transactions in which we directly sell tenant-in-common interests.  In addition, as a seller of tenant-in-common interests, we will be required to comply with applicable federal and state securities laws and to provide fair and adequate disclosure to 1031 Participants relating to the respective Section 1031 TIC Transaction.  Any alleged failure by us to comply with these requirements could expose us to risks of litigation.  Any amounts we are required to expend defending claims brought against us will reduce the amount of funds available for us to invest in properties or other investments and may reduce the amount of funds available for distribution to our stockholders.  In addition, disclosure of any such litigation may adversely affect our ability to raise additional capital in the future through the sale of stock.

A portion of the properties we acquire may be in the form of tenant-in-common or other co-tenancy arrangements.  We will be subject to risks associated with such co-tenancy arrangements that otherwise may not be present in non-co-tenancy real estate investments.

We may enter into tenant-in-common or other co-tenancy arrangements with respect to a portion of the properties we acquire.  Whether acquired as a planned co-tenancy or as the result of an accommodation or other arrangement disclosed above, ownership of co-tenancy interests involves risks generally not otherwise present with an investment in real estate, including the following:

•                  the risk that a co-tenant may at any time have economic or business interests or goals that are or become inconsistent with our business interests or goals;

•                  the risk that a co-tenant may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•                  the possibility that an individual co-tenant might become insolvent or bankrupt, or otherwise default under the applicable mortgage loan financing documents, which may constitute an event of default under all of the applicable mortgage loan financing documents or allow the bankruptcy court to reject the tenants-in-common agreement or management agreement entered into by the co-tenants owning interests in the property;

•                  the possibility that a co-tenant might not have adequate liquid assets to make cash advances that may be required in order to fund operations, maintenance and other expenses related to the property, which could result in the loss of current or prospective tenants and may otherwise adversely affect the operation and maintenance of the property, and could cause a default under the mortgage loan financing documents applicable to the property and may result in late charges, penalties and interest, and may lead to the exercise of foreclosure and other remedies by the lender;

•                  the risk that a co-tenant could breach agreements related to the property, which may cause a default under, or result in personal liability for, the applicable mortgage loan financing documents, violate applicable securities law and otherwise adversely affect the property and the co-tenancy arrangement; or

•                  the risk that a default by any co-tenant would constitute a default under the applicable mortgage loan financing documents that could result in a foreclosure and the loss of all or a substantial portion of the investment made by the co-tenants.

Actions by a co-tenant might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing your returns.

In the event that our interests become adverse to those of the other co-tenants in a Section 1031 TIC Transaction, we may not have the contractual right to purchase the co-tenancy interests from the other co-tenants.  Even if we are given the opportunity to purchase such co-tenancy interests in the future, we cannot guarantee that we will have sufficient funds available at the time to purchase such co-tenancy interests. In addition, we may desire to sell our co-tenancy interests in a given property at a time when the other co-tenants in such property do not desire to sell their interests.  Therefore, we may not be able to sell our interest in a property at the time we would like to sell.  Finally, it is anticipated that it will be much more difficult to find a willing buyer for our co-tenancy interests in a property than it would be to find a buyer for a property we owned outright.

Our participation in Section 1031 TIC Transactions may limit our ability to borrow funds in the future, which could adversely affect the value of our investments.

Section 1031 TIC Transaction agreements we may enter that contain obligations to acquire unsold co-tenancy interests in properties may be viewed by institutional lenders as a contingent liability against our cash or other assets, which may limit our ability to borrow funds in the future.  Furthermore, such obligations may be viewed by our lenders in such a manner as to limit our ability to borrow funds based on regulatory restrictions on lenders limiting the amount of loans they can make to any one borrower.

Our operating results will be negatively affected if our investments, including investments in tenant-in-common interests promoted by affiliates of our advisor, do not meet projected distribution levels.

Behringer Harvard Holdings and its affiliates have promoted a number of tenant-in-common real estate projects.  Some of these projects have not met the distribution levels anticipated in the projections produced by Behringer Harvard Holdings and its affiliates.  In addition, certain other projects have not achieved the leasing and operational thresholds projected by Behringer Harvard Holdings and its affiliates.  If projections related to our investments, including any tenant-in-common interests in which we invest, are inaccurate, we may pay too much for an investment and our return on our investment could suffer.

Specifically, several tenant-in-common investment programs have not benefited from expected leasing improvements.  Behringer Harvard Holdings has provided support for some of these programs in the form of leases for vacant space and other payments.  In addition, the Beau Terre Office Park tenant-in-common program is currently underperforming relative to projections that were based on seller representations that Behringer Harvard Holdings now believes to be false.  With respect to this program, Behringer Harvard Holdings has completed a settlement with the investors to support their returns and is pursuing a claim against the seller and others on behalf of the investors and itself.

Federal Income Tax Risks

Failure to qualify as a REIT would adversely affect our operations and our ability to make distributions.

In order for us to qualify as a REIT, we must satisfy certain requirements set forth in the Code and Treasury Regulations and various factual matters and circumstances that are not entirely within our control.  We intend to structure our activities in a manner designed to satisfy all of these requirements.  However, if certain of our operations were to be recharacterized by the Internal Revenue Service, such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT and may affect our ability to qualify, or continue to qualify, as a REIT.  In addition, new legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualifying as a REIT or the federal income tax consequences of qualifying.

Our qualification as a REIT depends upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific stockholder rules, the various tests imposed by the Code.  We cannot assure you that we will satisfy the REIT requirements in the future.    If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income for that year at corporate rates.  In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status.  Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability.  In addition, distributions to stockholders would no longer qualify for the distributions-paid deduction, and we would no longer be required to make distributions.  If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.  Our failure to qualify as a REIT would adversely affect the return on your investment.

Qualification as a REIT is subject to the satisfaction of tax requirements and various factual matters and circumstances that are not entirely within our control.  New legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to qualification as a REIT or the federal income tax consequences of being a REIT.  Our failure to qualify as a REIT would adversely affect your return on your investment.

Our investment strategy may cause us to incur penalty taxes, lose our REIT status, or own and sell properties through taxable REIT subsidiaries, each of which would diminish the return to our stockholders.

In light of our opportunistic investment strategy, it is possible that one or more sales of our properties may be considered “prohibited transactions” under the Internal Revenue Code.  Any subdivision of property, such as the sale of condominiums, would almost certainly be considered such a prohibited transaction.  If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business) all income that we derive from such sale would be subject to a 100% penalty tax.  The Internal Revenue Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax.  A principal requirement of the safe harbor is that the REIT must hold the applicable property for not less than two years prior to its sale.  Given our opportunistic investment strategy, the sale of one or more of our properties may not fall within the prohibited transaction safe harbor.

If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a TRS or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes).  However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor.  Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forgo the use of a TRS in a transaction that does not meet the safe harbor based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition will not be subject to the 100% penalty tax.  In cases where a property disposition is not effected through a TRS, the Internal Revenue Service could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax and none of the proceeds from such sale will be distributable by us to our stockholders or available for investment by us.

If we acquire a property that we anticipate will not fall within the safe harbor from the 100% penalty tax upon disposition, then we may acquire such property through a TRS in order to avoid the possibility that the sale of such property will be a prohibited transaction and subject to the 100% penalty tax.  If we already own such a property directly or indirectly through an entity other than a TRS, we may contribute the property to a TRS if there is another, non-tax related business purpose for the contribution of such property to the TRS.  Following the transfer of the property to a TRS, the TRS will operate the property and may sell such property and distribute the net proceeds from such sale to us, and we may distribute the net proceeds distributed to us by the TRS to our stockholders.  Though a sale of the property by a TRS likely would eliminate the danger of the application of the 100% penalty tax, the TRS itself would be subject to a tax at the federal level, and potentially at the state and local levels, on the gain realized by it from the sale of the property as well as on the income earned while the property is operated by the TRS.  This tax obligation would diminish the amount of the proceeds from the sale of such property that would be distributable to our stockholders.  As a result, the amount available for distribution to our stockholders would be substantially less than if the REIT had not operated and sold such property through the TRS and such transaction was not successfully characterized as a prohibited transaction.  The maximum federal corporate income tax rate currently is 35%.  Federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property through a TRS after the effective date of any increase in such tax rates.

As a REIT, the value of the non-mortgage securities we hold in all of our TRSs may not exceed 20% (25% for our 2009 taxable year and beyond) of the value of all of our assets at the end of any calendar quarter.  If the Internal Revenue Service were to determine that the value of our interests in all of our TRSs exceeded this limit at the end of any calendar quarter, then we would fail to qualify as a REIT.  If we determine it to be in our best interests to own a substantial number of our properties through one or more TRSs, then it is possible that the Internal Revenue Service may conclude that the value of our interests in our TRSs exceeds 20% (25% for our 2009 taxable year and beyond) of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT.  Additionally, as a REIT, no more than 25% of our gross income with respect to any year may be from sources other than real estate.  Distributions paid to us from a TRS are considered to be non-real estate income.  Therefore, we may fail to qualify as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.  We will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our continued qualification as a REIT.  Our failure to qualify as a REIT would adversely affect the return on your investment.

Certain fees paid to us may affect our REIT status.

Income received in the nature of rental subsidies or rent guarantees, in some cases, may not qualify as rental income and could be characterized by the Internal Revenue Service as non-qualifying income for purposes of satisfying the “income tests” required for REIT qualification.  In addition, in connection with our Section 1031 TIC Transactions, we or one of our affiliates may enter into a number of contractual arrangements with Behringer Harvard Exchange Entities whereby we will guarantee or effectively guarantee the sale of the co-tenancy interests being offered by any Behringer Harvard Exchange Entity.  In consideration for entering into these agreements, we will be paid fees that could be characterized by the Internal Revenue Service as non-qualifying income for purposes of satisfying the “income tests” required for REIT qualification.  If this fee income were, in fact, treated as non-qualifying, and if the aggregate of such fee income and any other non-qualifying income in any taxable year ever exceeded 5% of our gross revenues for such year, we could lose our REIT status for that taxable year and the four taxable years following the year of losing our REIT status.  We will use commercially reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our continued qualification as a REIT.  Our failure to qualify as a REIT would adversely affect the return on your investment.

Recharacterization of the Section 1031 TIC Transactions may result in taxation of income from a prohibited transaction, which would diminish distributions to our stockholders.

In the event that the Internal Revenue Service were to recharacterize the Section 1031 TIC Transactions such that we, rather than the Behringer Harvard Exchange Entity, are treated as the bona fide owner, for tax purposes, of properties acquired and resold by the Behringer Harvard Exchange Entity in connection with the Section 1031 TIC Transactions, such characterization could result in the fees paid to us by the Behringer Harvard Exchange Entity as being deemed income from a prohibited transaction, in which event the fee income paid to us in connection with the Section 1031 TIC Transactions would be subject to a 100% penalty tax.  If this occurs, our ability to make cash distributions to our stockholders will be adversely affected.

You may have current tax liability on distributions you elect to reinvest in our common stock.

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital.   In addition, you will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value.  As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the shares of common stock received.

If our operating partnership fails to maintain its status as a partnership, its income may be subject to taxation, which would reduce the cash available to us for distribution to our stockholders.

We intend to maintain the status of Behringer Harvard Opportunity OP II, our operating partnership, as a partnership for federal income tax purposes.  However, if the Internal Revenue Service were to successfully challenge the status of the operating partnership as an entity taxable as a partnership, Behringer Harvard Opportunity OP II would be taxable as a corporation.  In such event, this would reduce the amount of distributions that the operating partnership could make to us.  This could also result in our losing REIT status, and becoming subject to a corporate level tax on our income.  This would substantially reduce the cash available to us to make distributions and the return on your investment.  In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership.  Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.

In certain circumstances, we may be subject to federal and state taxes on income as a REIT, which would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may become subject to federal income taxes and related state taxes.  For example, if we have net income from a “prohibited transaction,” such income will be subject to a 100% penalty tax.  We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs.  We may also decide to retain income we earn from the sale or other disposition of our assets and pay income tax directly on such income.  In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly.  We may also be subject to state and local taxes on our income or property, either directly or at the level of the operating partnership or at the level of the other companies through which we indirectly own our assets.  Any federal or state taxes paid by us will reduce the cash available to us for distribution to our stockholders.

Non-U.S. income or other taxes, and a requirement to withhold any non-U.S. taxes, may apply, and, if so, the amount of net cash from operations payable to you will be reduced.

We intend to acquire real property located outside the U.S. and may invest in stock or other securities of entities owning real property located outside the U.S.  As a result, we may be subject to foreign (i.e., non-U.S.) income taxes, stamp taxes, real property conveyance taxes, withholding taxes, and other foreign taxes or similar impositions in connection with our ownership of foreign real property or foreign securities.  The country in which the real property is located may impose such taxes regardless of whether we are profitable and in addition to any U.S. income tax or other U.S. taxes imposed on profits from our investments in such real property or securities.  If a foreign country imposes income taxes on profits from our investment in foreign real property or foreign securities, you will not be eligible to claim a tax credit on your U.S. federal income tax returns to offset the income taxes paid to the foreign country, and the imposition of any foreign taxes in connection with our ownership and operation of foreign real property or our investment in securities of foreign entities will reduce the amounts distributable to you.  Similarly, the imposition of withholding taxes by a foreign country will reduce the amounts distributable to you.  We expect the organizational costs associated with non-U.S. investments, including costs to structure the investments so as to minimize the impact of foreign taxes, will be higher than those associated with U.S. investments.  Moreover, we may be required to file income tax or other information returns in foreign jurisdictions as a result of our investments made outside of the U.S.  Any organizational costs and reporting requirements will increase our administrative expenses and reduce the amount of cash available for distribution to you.  You are urged to consult with your own tax advisors with respect to the impact of applicable non-U.S. taxes and tax withholding requirements on an investment in our common stock.

Our foreign investments will be subject to changes in foreign tax or other laws, as well as to changes in U.S. tax laws, and such changes could negatively impact our returns from any particular investment.

We expect to make investments in real estate located outside of the United States.  Such investments will typically be structured to minimize non-U.S. taxes, and generally include the use of holding companies.  Our ownership, operation and disposition strategy with respect to non-U.S. investments will take into account foreign tax considerations.  For example, it is typically advantageous from a tax perspective in non-U.S. jurisdictions to sell interests in a holding company that owns real estate rather than the real estate itself.  Buyers of such entities, however, will often discount their purchase price by any inherent or expected tax in such entity.  Additionally, the pool of buyers for interests in such holding companies is typically more limited than buyers of direct interests in real estate, and we may be forced to dispose of real estate directly, thus potentially incurring higher foreign taxes and negatively effecting the return on the investment.

We will also capitalize our holding companies with debt and equity to reduce foreign income and withholding taxes as appropriate and with consultation with local counsel in each jurisdiction.  Such capitalization structures are complex and potentially subject to challenge by foreign and domestic taxing authorities.

We may use certain holding structures for our non-U.S. investments to accommodate the needs of one class of investors which reduce the after-tax returns to other classes of investors.  For example, if we interpose an entity treated as a corporation for United States tax purposes in our chain of ownership with respect to any particular investment, U.S. tax-exempt investors will generally benefit as such investment will no longer generate unrelated business taxable income.  However, if a corporate entity is interposed in a non-U.S. investment holding structure, this would prevent individual investors from claiming a foreign tax credit for any non-U.S. income taxes incurred by the corporate entity or its subsidiaries.

Foreign investments are subject to changes in foreign tax or other laws.  Any such law changes may require us to modify or abandon a particular holding structure.  Such changes may also lead to higher tax rates on our foreign investments than we anticipated, regardless of structuring modifications.  Additionally, U.S. tax laws with respect to foreign investments are subject to change, and such changes could negatively impact our returns from any particular investment.

Legislative or regulatory action could adversely affect the returns to our investors.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in shares of our common stock.  Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder.  Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets.  You are urged to consult with your own tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.  You also should note that our counsel’s tax opinion is based upon existing law and Treasury Regulations, applicable as of the date of its opinion, all of which are subject to change, either prospectively or retroactively.

Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005.  One of the changes affected by that legislation generally reduced the tax rate on dividends paid by corporations to individuals to a maximum of 15% prior to 2011.  REIT distributions generally do not qualify for this reduced rate.  The tax changes did not, however, reduce the corporate tax rates.  Therefore, the maximum corporate tax rate of 35% has not been affected.  However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” that other corporations are typically subject to.

Although REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for federal income tax purposes as a corporation.  As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders.  Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

Equity participation in mortgage, bridge, mezzanine or other loans may result in taxable income and gains from these properties that could adversely impact our REIT status.

If we participate under a loan in any appreciation of the properties securing the mortgage loan or its cash flow and the Internal Revenue Service characterizes this participation as “equity,” we might have to recognize income, gains and other items from the property for federal income tax purposes.  This could affect our ability to qualify as a REIT.

Risks Related to Investments by Tax-Exempt Entities and Benefit Plans Subject to ERISA

If the fiduciary of an employee pension benefit plan subject to ERISA (such as profit sharing, Section 401(K) or pension plan) or any other retirement plan or account fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, you could be subject to criminal and civil penalties.

There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code

(such as an IRA) that are investing in our shares.  If you are investing the assets of such a plan or account in our common stock, you should satisfy yourself that:

•                  your investment is consistent with your fiduciary obligations under ERISA and the Internal Revenue Code;

•                  your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s or account’s investment policy;

•                  your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•                  your investment will not impair the liquidity of the plan or IRA;

•                  your investment will not produce “unrelated business taxable income” for the plan or IRA;

•                  you will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•                  your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to equitable remedies.  In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

Item 1B.                 Unresolved Staff Comments.

None.

Item 2.                    Properties.

General

As of December 31, 2008, we consolidated one wholly-owned property.  The following table presents certain additional information about our consolidated property as of December 31, 2008:

Property Name	Location	Date Acquired	Approximate Rentable Square Footage	Description	Encumbrances	Ownership Interest
1875 Lawrence	Denver, CO	October 2008	185,000	15-story office building	$18.5 million	100%

The following information generally applies to our consolidated property:

•                  we believe our property is adequately covered by insurance and suitable for its intended purposes;

•                  our property is located in a market where we are subject to competition in attracting new tenants and retaining current tenants; and

•                  depreciation is provided on a straight-line basis over the estimated useful life of the building.

Future Lease Payments Table

The following table presents the future minimum base rental payments due to us over the next ten years at our consolidated property as of December 31, 2008 (amounts in thousands):

2009	$3,645
2010	3,090
2011	1,649
2012	1,003
2013	695
2014	224
2015	—
2016	—
2017	—
2018	—
Thereafter	—

Portfolio Lease Expirations

The following table presents lease expirations at our consolidated property as of December 31, 2008 ($ in thousands):

Year of Expiration	Number of Leases Expiring	Annualized Base Rent(1)	Percent of Portfolio Annualized Base Rent Expiring	Leased Rentable Sq. Ft.	Percent of Portfolio Rentable Sq. Ft. Expiring

2009	7	$602	16%	30,025	17%
2010	6	854	22%	42,437	24%
2011	10	1,514	39%	75,812	42%
2012	1	67	2%	2,614	1%
2013	2	573	15%	22,574	13%
2014	2	247	6%	5,377	3%

Total	28	$3,857	100%	178,839	100%

(1) Annualized Base Rent represents contractual base rental income on a US GAAP straight line adjustment basis from the time of our acquisition.

Item 3.                    Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4.                    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our common stock.  Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder.  Pursuant to the Offering, we are selling shares of our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our distribution reinvestment plan.  Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop.

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in the Offering, pursuant to FINRA Rule 5110, we disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value.  In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares.  For these purposes, the value of a share of our common stock is estimated to be $10.00 per share.  The basis for this valuation is the fact that the current public offering price for our shares of common stock in our primary offering is $10.00 per share (without regard to purchase price discounts for certain categories of purchasers).  Although this estimated value represents the most recent price at which investors are willing to purchase shares in our primary offering, this estimated value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your shares because (i) these estimates are not designed to reflect the price at which properties and other assets can be sold; (ii) no public market for our shares exists or is likely to develop; (iii) the per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets.

For up to three full fiscal years after the Offering or any subsequent offering of our shares (other than offerings related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership), we may use the offering price of shares in our most recent offering as the estimated value of a share of our common stock (unless we have sold assets and made special distributions to stockholders of net proceeds from such sales, in which case the estimated value of a share of our common stock will equal the offering price less the amount of those special distributions constituting a return of capital).  Notwithstanding the foregoing, in February 2009 FINRA released Regulatory Notice 09-09. This notice confirms that the National Association of Securities Dealers (“NASD”) Rule 2340(c)(2) prohibits broker-dealers that are required to report an estimated value per share for non-traded REITs from using a per share estimated value developed from data that is more than 18 months old. This would mean that broker-dealers that participate in a public offering of our shares could not use the last price paid to acquire a share in an offering as the estimated value per share of our common stock beginning 18 months after termination of the most recent offering.  We are currently evaluating how we will assist broker-dealers with this requirement.

Holders

As of March 11, 2009, we had 8,297,353 shares of common stock outstanding held by a total of 3,705 stockholders.

Distributions

Until we generate sufficient cash flow from operations or FFO to fully fund the payment of distributions, some or all of our distributions will be paid from other sources.  We may generate cash to pay distributions from financing activities, components of which may include borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow and proceeds of the Offering.  In addition, from time to time, our advisor and its affiliates may agree to waive or defer all, or a portion, of the acquisition, asset management or other fees or other incentives due to them, enter into lease agreements for unleased space, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash available to make distributions to our stockholders.  In addition, to the extent we invest in development or redevelopment projects or in properties that have significant capital requirements, these properties may not immediately generate cash flow from operations or FFO.  Thus, our ability to make distributions may be negatively impacted, especially during our early periods of operation.

We expect to declare distributions on a quarterly basis and to pay distributions to our stockholders on a monthly basis. We intend to calculate these monthly distributions based on daily record dates so our investors will become eligible for distributions immediately upon purchasing shares.  Distributions will be paid to stockholders as of the record dates selected by the directors.

We are required to make distributions sufficient to satisfy the requirements for qualification as a REIT for tax purposes.  Generally, distributed income will not be taxable to us under the Internal Revenue Code if we distribute at least 90% of our REIT taxable income.

Distributions will be authorized at the discretion of our board of directors, based on its analysis of our earnings, cash flow, anticipated cash flow, capital expenditure requirements, general financial condition or other factors that our board of directors deems relevant.  The board’s discretion will be influenced, in substantial part, by its obligation to cause us to comply with the REIT requirements.  Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period but may be paid in anticipation of cash flow that we expect to receive during a later period or of receiving funds in an attempt to make distributions relatively uniform.

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions.  There can be no assurance that future cash flow will support distributions at the rate that such distributions are paid in any particular distribution period.  See “Item 1.A. Risk Factors – Risks Related to Our Business in General – Distributions may be paid from capital and there can be no assurance that we will be able to achieve expected cash flows necessary to continue to pay initially established distributions or maintain distributions at any particular level, or that distributions will increase over time.”

We are not prohibited from distributing our own securities in lieu of making cash distributions to stockholders.  We may issue securities as stock dividends in the future.

The distributions declared during the year ended December 31, 2008 were $0.9 million, and exceeded FFO for the year ended December 31, 2008 by approximately $0.7 million.  Accordingly, for the year ended December 31, 2008, distributions were funded from sources other than cash from operations.  Cash amounts distributed to stockholders in excess of FFO were funded from proceeds from the offering.

Distributions by quarter for the year ended December 31, 2008 were as follows (in thousands, except per share amounts):

	Distributions
2008	Declared	Paid	Per Share(1)
4th Quarter	$494	$439	$0.076
3rd Quarter	297	212	0.076
2nd Quarter	74	33	0.050
1st Quarter	—	—	—

	$865	$684	$0.202

(l) Distributions declared per share assumes the share was issued and outstanding each day during the period and is based on a declared daily distribution for the period of $0.0008219 per share per day. Each day during the second, third, and fourth quarter was a record date for distributions.

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from investments and operations (except with respect to distributions related to sales of our assets).  However, operating performance cannot be accurately predicted due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate environment, the types and mix of investments in our portfolio and the accounting treatment of our investments in accordance with our accounting policies.  In addition, effective on June 2009, our board of directors increased our distribution rate for an annual effective rate of 3.0% to 5.0%. As a result, future distributions declared and paid may continue to exceed FFO.  FFO is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  See the “Funds from Operations” section below for a reconciliation of FFO to our net income.

For further discussion regarding our ability to sustain the current level of our distributions, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Distributions.”

Recent Sales of Unregistered Securities

None.

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

We are offering a maximum of 100,000,000 shares in our primary offering at an aggregate offering price of up to $1 billion, or $10.00 per share with discounts available to certain categories of purchasers.  The 25,000,000 shares offered under the DRIP are initially being offered at an aggregate offering price of $237.5 million, or $9.50 per share.  Behringer Securities LP, an affiliate of our advisor, is the dealer manager of our offering.  As of December 31, 2008, we had sold 7,302,740 shares of our common stock, net of the 22,471 shares issued to Behringer Harvard Holdings on a best efforts basis pursuant to the Offering for gross offering proceeds of approximately $72.8 million.

From the commencement of the Offering through December 31, 2008, we incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering (amounts in thousands):

Type of Expense	Amount
Other expenses to affiliates (1)	$13,027
Other expenses to non-affiliates	—

Total expenses	$13,027

(1)“Other expenses to affiliates” includes commissions and dealer manager fees paid to Behringer Securities, which reallowed all or a portion of the commissions and fees to soliciting dealers.

From the commencement of the Offering through December 31, 2008, the net offering proceeds to us from the Offering, including the DRIP, after deducting the total expenses incurred described above, were $59.8 million.  From the commencement of the Offering through December 31, 2008, we had used $17.1 million of such net proceeds to purchase interests in real estate, net of notes payable.  Of the amount used for the purchase of these investments, $0.9 million was paid to Behringer Opportunity Advisors II, as acquisition and advisory fees and acquisition expense reimbursement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	10,000,000	*
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	10,000,000	*

* All shares authorized for issuance pursuant to awards not yet granted under the Incentive Plan.

Share Redemption Program

Our board of directors has adopted a share redemption program that permits our stockholders to sell their shares to us after they have held them for at least one year, subject to significant conditions and limitations.  The purchase price for the redeemed shares is set forth in the prospectus for the offering of our common stock.  Subject to certain limitations, we will waive the one-year holding requirement for redemptions sought upon a stockholder’s death or qualifying disability or redemptions sought upon a stockholder’s confinement to a long-term care facility.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of other exigent circumstances affecting a stockholder such as bankruptcy or a mandatory distribution requirement under the stockholder’s IRA, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) otherwise amend the terms for the share redemption program.  Under the terms of the program, we will not redeem in excess of 5% of the weighted-average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, our board of directors will determine at least quarterly whether we have sufficient cash to repurchase shares, and such purchases will generally be limited to proceeds from the DRIP plus 1% of operating cash flow for the previous fiscal year (to the extent positive).  As of December 31, 2008, 2,031 shares had been redeemed or presented for redemption.

During the fourth quarter ended December 31, 2008, we redeemed shares as follows:

2008	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
October	—	$—	—
November	2,031	$8.99	2,031	(1)
December	—	$—	—

	2,031	$8.99	2,031	(1)

(1) A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 6.                    Selected Financial Data.

We were formed on January 9, 2007, and commenced operations on April 1, 2008 when we accepted the minimum amount of subscriptions pursuant to the Offering.  At December 31, 2007, we owned no properties.  As of December 31, 2008, we wholly owned one property.  The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.  The selected data below has been derived from our audited consolidated financial statements (in thousands, except per share amounts).

	As of December 31,
	2008	2007

Total assets	$86,343	$203

Long-term debt obligations	$18,500	$—
Other liabilities	9,021	54
Stockholders’ equity	58,822	149

Total liabilities and stockholders’ equity	$86,343	$203

		From Inception
	Year Ended	(January 9, 2007)
	December 31,	through
	2008	December 31, 2007

Revenues	$913	$—

Net loss	$(249)	$(52)

Basic and diluted loss per share	$(0.09)	$(2.30)

Distributions declared per share	$0.30	$—

Item 7.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances, and profits have been eliminated in consolidation.  Interests in entities acquired will be evaluated for consolidation based on Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46R, “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities (“VIE”) in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined not to be a VIE under FIN 46R, then the entity will be evaluated for consolidation under the American Institute of Certified Public Accountants’ Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” and by Emerging Issues Task Force 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

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

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.

Initial valuations are subject to change until our information is finalized, which is no later than twelve months from the acquisition date.

We determine the fair value of assumed debt by calculating the net present value of the scheduled note payments using interest rates for debt with similar terms and remaining maturities that we believe we could obtain.  Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan.

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of the commercial office building is depreciated over the estimated useful life of 25 years using the straight-line method.

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any fixed rate renewal option for below-market leases.  We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the above determined lease term.

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces, considering current market conditions.  In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance and other operating expenses, as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred had the leases not been in place, including tenant improvements and commissions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases, including leasing commissions, legal costs and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We amortize the value of in-place leases to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles are charged to expense.  As of December 31, 2008, the estimated remaining useful life for acquired lease intangibles is approximately two years.

Investment Impairments

For real estate we wholly own, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying value of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist.  While we believe our estimates of future cash flows are reasonable, different assumptions regarding such factors as market rents, economies, and occupancies could significantly affect these estimates.

In evaluating our investment for impairment, management uses appraisals and makes estimates and assumptions, including, but not limited to, the projected date of disposition of the property, the estimated future cash flows of the property during our ownership, and the projected sale price of the property.  A change in these estimates and assumptions could result in understating or overstating the book value of our investment, which could be material to our financial statements.  Due to the judgment and assumptions applied in the estimation process with respect to impairments, it is possible actual results could differ substantially from those estimated.

We believe the carrying value of our operating real estate asset is currently recoverable.  However, if market conditions worsen beyond our current expectations, or if changes in our development strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to existing assets.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Overview

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic basis.  In particular, we focus generally on acquiring commercial properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  In addition, given current economic circumstances, our opportunistic investment strategy may also include investments in loans secured by or related to real estate at more attractive rates of current return than have been available for some time.  Such loan investments may  also have capital gain characteristics, whether as a result of a discount purchase or related equity participations.  We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties.  These properties may be existing, income-producing properties, newly constructed properties or properties under development or construction, and may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multifamily use.  Further, we may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  We also may originate or invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans, and Section 1031 tenant-in-common interests (including those issued by affiliates of our advisor), or in entities that make investments similar to the foregoing.  We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on our new and existing market conditions.  As of December 31, 2008, we had acquired one property, 1875 Lawrence.

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

Results of Operations

As of December 31, 2008, we had invested in one property, 1875 Lawrence, located in Denver, Colorado.  As of December 31, 2007, we had no real estate or real estate-related assets.  Accordingly, our results of operations for the respective periods presented reflect increases in most categories due to the growth of our portfolio.  Management expects increases in most categories in the future as we purchase additional real estate and real estate-related assets and as we begin to realize the full year impact of our 2008 acquisition.

Fiscal year ended December 31, 2008 as compared to the period from January 9, 2007 (date of inception) through December 31, 2007

Revenues.  Revenues for the year ended December 31, 2008 were $913,000 and were generated by our consolidated property, 1875 Lawrence, which was acquired on October 28, 2008.  No revenue was generated for the period from January 9, 2007 (date of inception) through December 31, 2007.  We expect increases in revenue in the future as we purchase additional real estate properties.

Property Operating Expenses.  Property operating expenses for the year ended December 31, 2008 were $302,000 and were comprised of operating expenses of 1875 Lawrence.  We incurred no property operating expenses for the period from January 9, 2007 (date of inception) through December 31, 2007.  We expect increases in property operating expenses in the future as we purchase additional real estate properties.

Real Estate Taxes.  Real estate taxes for the year ended December 31, 2008 were $77,000 and were comprised of real estate taxes related to 1875 Lawrence. We incurred no real estate taxes for the period from January 9, 2007 (date of inception) through December 31, 2007.  We expect increases in real estate taxes in the future as we purchase additional real estate properties.

Property/Asset Management Fees.  Property and asset management fees for the year ended December 31, 2008 were $95,000 and were comprised of fees related to 1875 Lawrence.  There were no property and asset management fees for the period from January 9, 2007 (date of inception) through December 31, 2007.  We expect increases in property and asset management fees in the future as we purchase additional real estate properties.

General and Administrative Expenses.  General and administrative expenses for the year ended December 31, 2008 were $652,000, as compared to $54,000 for the period from January 9, 2007 (date of inception) through December 31, 2007, and were comprised of auditing fees, legal fees, board of directors’ fees, and other administrative expenses.   We expect increases in general and administrative expenses in the future as we purchase additional real estate properties.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the year ended December 31, 2008 was $399,000 and was comprised of depreciation and amortization related to 1875 Lawrence.  There was no depreciation and amortization expense for the period from January 9, 2007 (date of inception) through December 31, 2007.  We expect increases in depreciation and amortization expense in the future as we purchase additional real estate properties.

Interest Income. Interest income of $363,000 for the year ended December 31, 2008 represents interest income on funds on deposit, net of bank fees.  Upon admission of new stockholders, subscription proceeds are used for payment of dealer manager fees and selling commissions and may be utilized as consideration for investments and the payment or reimbursement of offering expenses and operating expenses.  Until required for such purposes, net offering proceeds are held in short-term, liquid investments and earn interest income.  Interest income for the period from January 9, 2007 (date of inception) through December 31, 2007 was $2,000.  We expect interest income to increase as we continue to accept new investors.

Cash Flow Analysis

Fiscal year ended December 31, 2008 as compared to the period from January 9, 2007 (date of inception) through December 31, 2007

Cash flows used in operating activities for the year ended December 31, 2008 were $95,000 and were comprised primarily of the net loss of $249,000, decrease in payables to related parties of $236,000 and prepaid expenses and other assets of $122,000, partially offset by increase in accrued liabilities of $386,000, which consists primarily of accrued property taxes on 1875 Lawrence, and depreciation and amortization of $219,000.  For the period from January 9, 2007 (date of inception) through December 31, 2007, cash flows provided by operating activities were $2,000 and consisted of the net loss offset by changes in accrued liabilities.

Cash flows used in investing activities for the year ended December 31, 2008 were $35.1 million and represent the purchase of 1875 Lawrence.  There was no cash flow from investing activities for the period from January 9, 2007 (date of inception) through December 31, 2007.

Cash flows provided by financing activities for the year ended December 31, 2008 were $82.3 million and were comprised primarily of the issuance of common stock, net of offering costs, of $64.5 million and loan proceeds of $18.5 million related to the note payable on 1875 Lawrence.  Cash provided by financing activities for the period from January 9, 2007 (date of inception) through December 31, 2007 was $201,000 and consisted of proceeds from the issuance of common and convertible stock.

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

We expect to fund our short-term liquidity requirements by using the net proceeds realized from the Offering and cash flow from the operations of investments we acquire.  Operating cash flows are expected to increase as additional real estate assets are added to the portfolio.  For both our short-term and long-term liquidity requirements, other potential future sources of capital may include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of our investments, if and when any are sold, and undistributed funds from operations.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

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

Recently, the U.S. credit markets and the sub-prime residential mortgage market have experienced severe dislocations and liquidity disruptions. Sub-prime mortgage loans have experienced increasing rates of delinquency, foreclosure and loss. These and other related events continue to have a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities, asset-backed securities and collateralized debt obligations, but also with the U.S. housing, credit and financial markets as a whole.

The commercial real estate debt markets are currently experiencing volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage backed securities in the market.  Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium.  This is resulting in lenders increasing the cost for debt financing.  Consequently, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms. Our ability to borrow funds to finance future acquisitions could be adversely affected by our inability to secure permanent financing on reasonable terms, if at all.

Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions, developments and property contributions.  This may result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders at current levels.  In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (1) leads to a decline in real estate values generally; (2) slows real estate transaction activity; (3) reduces the loan to value upon which lenders are willing to extend debt and (4) results in difficulty in refinancing debt as it becomes due, all of which may reasonably be expected to have a material adverse impact on the value of real estate investments and the revenues, income or cash flow from the acquisition and operations of real properties and mortgage loans.  In addition, the current state of the debt markets have negatively impacted the ability to raise equity capital.

If the current debt market environment persists, we may modify our investment strategies in order to seek to optimize our portfolio performance.  Our strategies may include, among other options, limiting or eliminating the use of debt and focusing on those investments that do not require the use of leverage to meet our portfolio goals.

Debt Financings

We may, from time to time, make mortgage, bridge, or mezzanine loans and other loans for acquisitions and investments as well as property development.  We may obtain financing at the time an asset is acquired or an investment is made or at such later time as determined to be necessary, depending on multiple factors.

At December 31, 2008, our note payable balance was $18.5 million and consisted of the note payable related to 1875 Lawrence.  We have unconditionally guaranteed payment of the loan for an amount not to exceed the lesser of (i) $11.75 million and (ii) 50% of the total amount advanced under the loan agreement if the aggregate amount advanced is less than $23.5 million.  At December 31, 2008, the interest rate on this note was 6.25% and the loan matures on December 31, 2012.  Our loan agreement stipulates that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios.  As of December 31, 2008, we believe we were in compliance with the debt covenants under our loan agreement.  We did not have any notes payable as of December 31, 2007.

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. FFO is defined by the National Association of Real Estate investment Trusts as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, and subsidiaries. We believe that FFO is helpful to investors and our management as a measure of operating performance of our operating assets because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, provides a supplemental understanding of our performance and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities. Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. FFO should not be considered as an alternative to net income (loss) or as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

Our calculation of FFO for the years ended December 31, 2008 and 2007 is presented below (amounts in thousands):

	2008	2007

Net loss, as reported	$(249)	$(52)
Preferred stock dividends	—	—
Net loss allocable to common stock	(249)	(52)

Adjustments for:
Real estate depreciation (1)	174	—
Real estate amortization (1)	225	—
Funds from operations (FFO)	$150	$(52)

GAAP weighted average shares:
Basic and diluted	2,859	22

FFO per share	$0.05	$(2.36)

(1) This represents the depreciation and amortization expense of the property we consolidate.

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results.

•                Straight-line rental revenue of $20,000 was recognized for the year ended December 31, 2008.

•                Amortization of intangible lease assets and liabilities was recognized as a net increase to rental revenues of $180,000 for the year ended December 31, 2008.

In addition, cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before interest expense, asset management fees, interest income, general and administrative expenses, depreciation, amortization, and the sale of assets.  We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI reflects the operating performance of our properties and excludes certain items that are not associated with management of the properties.  To facilitate understanding of this financial measure, a reconciliation of net operating income to net income (loss) has been provided in accordance with GAAP.  Our calculation of NOI for the year ended December 31, 2008 and for the period from January 9, 2007 (date of inception) through December 31, 2007 is presented below (amounts in thousands):

	2008	2007

Revenues	$913	$—

Operating expenses:
Property operating expenses	302	—
Real estate taxes	77	—
Property management fees	34	—
Total operating expenses	413	—

Net operating income	$500	$—

Reconciliation to Net Loss
Net operating income	$500	$—

Less:
Depreciation and amortization	(399)	—
General and administrative expense	(652)	(54)
Asset management fees	(61)	—
Add:
Interest income	363	2

Net loss	$(249)	$(52)

Distributions

Distributions are authorized at the discretion of our board of directors based on its analysis of our performance over the previous period, expectations of performance for future periods and other factors, including but not limited to earnings, cash flow, anticipated cash flow, capital expenditure requirements and general financial condition. The board’s decisions are influenced, in substantial part, by the requirements necessary to maintain our REIT status. In light of the pervasive and fundamental disruptions in the global financial and real estate markets, we cannot provide assurance that we will be able to achieve expected cash flows necessary to continue to pay distributions as they may be established or maintain distributions at any particular level, or that distributions will increase over time. If the current economic conditions continue, our board may determine to reduce our current distribution rate in order to conserve cash. If funds from operations are not sufficient to fully fund the payment of distributions, the level of our distributions may not be sustainable and some or all of our distributions will be paid from other sources. We may generate cash to pay distributions from financing activities, components of which may include borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow. In addition, from time to time, our advisor and its affiliates may agree to waive or defer all, or a portion, of the acquisition, asset management or other fees or other incentives due to them, enter into lease agreements for unleased space, pay general administrative expenses, or otherwise supplement investor returns in order to increase the amount of cash available to make distributions to our stockholders.

The distributions declared during the year ended December 31, 2008 were $0.9 million, and exceeded FFO for the year ended December 31, 2008 by approximately $0.7 million.  Accordingly, for the year ended December 31, 2008, distributions were funded from sources other than cash from operations.  Cash amounts distributed to stockholders in excess of FFO were funded from proceeds from the Offering.

Distributions by quarter for the year ended December 31, 2008 were as follows (amounts in thousands):

	Distributions
2008	Declared	Paid	Per Share(1)
4th Quarter	$494	$439	$0.076
3rd Quarter	297	212	0.076
2nd Quarter	74	33	0.050
1st Quarter	—	—	—

	$865	$684	$0.202

(1) Distributions declared per share assumes the share was issued and outstanding each day during the period and is based on a declared daily distribution for the period of $0.0008219 per share per day.  Each day during the second, third, and fourth quarter was a record date for distributions.

                Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations (except with respect to distributions related to sales of our assets). However, operating performance cannot be accurately predicted due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate environment, the types and mix of investments in our portfolio and the accounting treatment of our investments in accordance with our accounting policies. In addition, effective on June 2009, our board of directors increased our distribution rate for an annual effective rate of 3.0% to 5.0%. As a result, future distributions declared and paid may continue to exceed FFO.  FFO is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  See the “Funds from Operations” section for a reconciliation of FFO to our net income.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2008 (amounts in thousands):

Note Payable	Total	2009	2010	2011	2012	2013	Thereafter
Principal	$18,500	$—	$—	$740	$17,760	$—	$—
Interest	4,691	1,172	1,172	1,151	1,196	—	—

Total	$23,191	$1,172	$1,172	$1,891	$18,956	$—	$—

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We adopted FSP SFAS No. 157-2 effective January 1, 2009, and this adoption is expected to enhance our future disclosures regarding how we develop fair value estimates related to non-financial assets and liabilities in our financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.”  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  We adopted this standard effective January 1, 2008 but have not elected the fair value measurement option for any financial assets or liabilities at the present time; however, we may elect to measure future eligible financial assets or liabilities at fair value.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51.”  This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this Statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

Inflation

The real estate market has not been affected significantly by inflation in the past several years due to the relatively low inflation rate.  However, we intend to include provisions in the majority of our tenant leases that would protect us from the impact of inflation.  These provisions include reimbursement billings for common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance.

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  At December 31, 2008, we had one note payable outstanding which was subject to a variable interest rate based on LIBOR plus a margin of 2.5%.  However, the note payable has a minimum interest rate of 6.25%, which if the LIBOR rate increased 100 basis points, would not result in an increase to a rate above the minimum.

Item 8.                    Financial Statements and Supplementary Data.

The information required by this Item 8 is included in our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.                    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2008, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2008, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2008, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls, as of December 31, 2008, were effective in providing reasonable assurance regarding reliability of financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                 Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 24, 2009, which is expected to be filed with the Securities and Exchange Commission on or about April 30, 2009, and is incorporated herein by reference.

Item 11.                 Executive Compensation.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 24, 2009, which is expected to be filed with the Securities and Exchange Commission on or about April 30, 2009, and is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 24, 2009, which is expected to be filed with the Securities and Exchange Commission on or about April 30, 2009, and is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions and Director Independence.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 24, 2009, which is expected to be filed with the Securities and Exchange Commission on or about April 30, 2009, and is incorporated herein by reference.

Item 14.                 Principal Accounting Fees and Services.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 24, 2009, which is expected to be filed with the Securities and Exchange Commission on or about April 30, 2009, and is incorporated herein by reference.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules.

(a)                                  List of Documents Filed.

                                                1.                                       Financial Statements

The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

2.                                       Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

Schedule III—Real Estate and Accumulated Depreciation

3.                                       Exhibits

The list of exhibits filed as part of this Annual Report on Form 10-K is submitted in the Exhibit Index following the financial statements in response to Item 601 of Regulation S-K.

(b)           Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto.

(c)           Financial Statement Schedules.

All financial statement schedules, except for Schedule III (see (a) 2. above), have been omitted because the required information of such schedules is not present, is not present in amounts sufficient to require a schedule, or is included in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Behringer Harvard Opportunity REIT II, Inc.

Dated: March 31, 2009	By:	/s/ Robert S. Aisner
Robert S. Aisner
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2009	/s/ Robert M. Behringer
Robert M. Behringer
Chairman of the Board of Directors

March 31, 2009	/s/ Robert S. Aisner
Robert S. Aisner
Chief Executive Officer and Director
(Principal Executive Officer)

March 31, 2009	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer
(Principal Financial Officer)

March 31, 2009	/s/ Bryan A. Sinclair
Bryan A. Sinclair
Chief Accounting Officer
(Principal Accounting Officer)

March 31, 2009	/s/ Andreas K. Bremer
Andreas K. Bremer
Director

March 31, 2009	/s/ Cynthia Pharr Lee
Cynthia Pharr Lee
Director

March 31, 2009	/s/ Jeffrey P. Mayer
Jeffrey P. Mayer
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Operations for the Year Ended December 31, 2008 and for the Period from January 9, 2007 (date of inception) through December 31, 2007	F-4

Consolidated Statements of Stockholders’ Equity the Year Ended December 31, 2008 and for the Period from January 9, 2007 (date of inception) through December 31, 2007.	F-5

Consolidated Statements of Cash Flows for the Year Ended December 31, 2008, and for the Period from January 9, 2007 (date of inception) to December 31, 2007	F-6

Notes to Consolidated Financial Statements	F-7

Financial Statement Schedule

Report of Independent Registered Public Accounting Firm	F-18

Schedule III — Real Estate and Accumulated Depreciation	F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Behringer Harvard Opportunity REIT II, Inc.,

Addison, Texas

We have audited the accompanying consolidated balance sheets of Behringer Harvard Opportunity REIT II, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008 and for the period from January 9, 2007 (date of inception) through December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Behringer Harvard Opportunity REIT II, Inc. and subsidiaries at December 31, 2008 and 2007 and the results of their operations and their cash flows for the year ended December 31, 2008 and for the period from January 9, 2007 (date of inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 31, 2009

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Balance Sheets

As of December 31, 2008 and 2007

(in thousands, except share and per share amounts)

	2008	2007
Assets
Real estate
Land	$9,000	$—
Buildings, net	25,964	—
Total real estate	34,964	—

Cash and cash equivalents	47,375	203
Accounts receivable, net	44	—
Receivable from related party	501	—
Prepaid expenses and other assets	129	—
Deferred financing fees, net	533	—
Lease intangibles, net	2,797	—
Total assets	$86,343	$203

Liabilities and Stockholders’ Equity
Note payable	$18,500	$—
Payables to related parties	5,519	1
Acquired below-market leases, net	2,262	—
Distributions payable	181	—
Accrued liabilities	1,059	53
Total liabilities	27,521	54

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 7,323,180 and 22,471 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	1	—
Additional paid-in capital	59,987	201
Cumulative distributions and net loss	(1,166)	(52)
Total stockholders’ equity	58,822	149
Total liabilities and stockholders’ equity	$86,343	$203

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Year Ended December 31, 2008	For the Period From January 9, 2007 (Date of Inception) Through December 31, 2007

Revenue	$913	$—

Expenses
Property operating expenses	302	—
Real estate taxes	77	—
Property management fees	34	—
Asset management fees	61	—
General and administrative	652	54
Depreciation and amortization	399	—
Total expenses	1,525	54

Interest income, net	363	2

Net loss	$(249)	$(52)

Basic and diluted weighted average shares outstanding	2,859	22

Basic and diluted loss per share	$(0.09)	$(2.30)

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Convertible Stock		Common Stock		Additional	Cumulative	Total
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Distributions and Net Loss	Stockholders’ Equity
Balance at January 9, 2007 (date of inception)	—	$—	—	$—	$—	$—	$—
Issuance of convertible stock, net	1				1		1
Issuance of common stock, net			22	—	200		200
Net loss						(52)	(52)
Balance at December 31, 2007	1	—	22	—	201	(52)	149

Issuance of common stock, net			7,301	1	59,786		59,787
Distributions declared on common stock						(865)	(865)
Net loss						(249)	(249)
Balance at December 31, 2008	1	$—	7,323	$1	$59,987	$(1,166)	$58,822

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31, 2008	For the Period From January 9, 2007 (Date of Inception) Through December 31, 2007
Cash flows from operating activities
Net loss	$(249)	$(52)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	219	—
Change in accounts receivable	(44)	—
Change in prepaid expenses and other assets	(122)	—
Addition of lease intangibles	(49)	—
Change in accrued liabilities	386	54
Change in payables to related parties	(236)	—
Cash provided by (used in) operating activities	(95)	2

Cash flows from investing activities
Purchases of real estate	(35,056)	—
Cash used in investing activities	(35,056)	—

Cash flows from financing activities
Financing costs	(533)	—
Proceeds from notes payable	18,500	—
Issuance of common/convertible stock	72,315	201
Redemptions of common stock	(18)	—
Offering costs	(7,774)	—
Distributions	(167)	—
Cash provided by financing activities	82,323	201

Net change in cash and cash equivalents	47,172	203
Cash and cash equivalents at beginning of period	203	—
Cash and cash equivalents at end of period	$47,375	$203

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

1.             Business and Organization

Business

Behringer Harvard Opportunity REIT II, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) was organized as a Maryland corporation on January 9, 2007 and intends to qualify as a real estate investment trust (“REIT”), for federal income tax purposes, effective for our taxable year ended December 31, 2008.  We invest in and operate commercial real estate and real estate-related assets.  In particular, we focus generally on acquiring commercial properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties.  These properties may be existing, income-producing properties, newly constructed properties, or properties under development or construction, and may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multifamily use.  Further, we may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  We also may originate or invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans and Section 1031 tenant-in-common interests (including those issued by affiliates of our advisor), or in entities that make investments similar to the foregoing.  We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions.

Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware on January 12, 2007 (“Behringer Harvard Opportunity OP II”).  As of December 31, 2008, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, was the sole general partner of Behringer Harvard Opportunity OP II and owned a 0.1% partnership interest in Behringer Harvard Opportunity OP II.  As of December 31, 2008, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of Behringer Harvard Opportunity OP II.

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

We commenced operations on April 1, 2008 upon satisfaction of the conditions of our escrow agreement in all states except Pennsylvania and our acceptance of initial subscriptions of common stock.  On September 19, 2008, we satisfied the escrow conditions for Pennsylvania.  Upon admission of new stockholders, subscription proceeds are used for payment of dealer manager fees and selling commissions and may be utilized as consideration for investments and the payment or reimbursement of offering expenses and operating expenses.  Until required for such purposes, net offering proceeds are held in short-term, liquid investments.  Through December 31, 2008, we had sold 7,302,740 shares in the Offering and the DRIP for gross proceeds of $72.8 million.  As of December 31, 2008, we had redeemed 2,031 shares of our common stock and had 7,232,180 shares of our common stock outstanding, which includes the 22,471 shares issued to Behringer Harvard Holdings. As of December 31, 2008, we had 1,000 shares of convertible stock issued and outstanding to Behringer Harvard Holdings.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances, and profits have been eliminated in consolidation.  Interests in entities acquired will be evaluated based on Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46R “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities (“VIE”) in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined not to be a variable interest entity under FIN 46R, then the entities will be evaluated for consolidation under the American Institute of Certified Public Accountants’ Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” and by Emerging Issues Task Force 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”  In the Notes to Consolidated Financial Statements, all dollar and share amounts in tabulation are in thousands of dollars and shares, respectively, unless otherwise noted.

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

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.

Initial valuations are subject to change until our information is finalized, which is no later than twelve months from the acquisition date.

We determine the fair value of assumed debt by calculating the net present value of the scheduled note payments using interest rates for debt with similar terms and remaining maturities that we believe we could obtain.  Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan.

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of the commercial office building is depreciated over the estimated useful life of 25 years using the straight-line method.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any fixed rate renewal option for below-market leases.  We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the above determined lease term.

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces, considering current market conditions.  In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance and other operating expenses, as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred had the leases not been in place, including tenant improvements and commissions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases, including leasing commissions, legal costs and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We amortize the value of in-place leases to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles is charged to expense.  As of December 31, 2008, the estimated remaining useful life for acquired lease intangibles was approximately two years.

Anticipated amortization expense associated with the acquired lease intangibles for each of the following five years ended December 31 is as follows:

Year	Lease Intangibles
2009	$228
2010	228
2011	38
2012	—
2013	—

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

	Buildings and	Land and	Lease	Acquired Below-Market
2008	Improvements	Improvements	Intangibles	Leases
Cost	$26,138	$9,000	$3,021	$(2,441)
Less: depreciation and amortization	(174)	—	(224)	179

Net	$25,964	$9,000	$2,797	$(2,262)

Impairment of Long-Lived Assets

For real estate we wholly own, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying value of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist.  While we believe our estimates of future cash flows are reasonable, different assumptions regarding such factors as market rents, economies, and occupancies could significantly affect these estimates.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

In evaluating our investment for impairment, management uses appraisals and makes estimates and assumptions, including, but not limited to, the projected date of disposition of the property, the estimated future cash flows of the property during our ownership, and the projected sales price of the property.  A change in these estimates and assumptions could result in understating or overstating the book value of our investment, which could be material to our financial statements.  Due to the judgment and assumptions applied in the estimation process with respect to impairments, it is possible actual results could differ substantially from those estimated.

We believe the carrying value of our operating real estate asset is currently recoverable.  However, if market conditions worsen beyond our current expectations, or if changes in our development strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to existing assets.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds or investments with original maturities of three months or less to be cash equivalents.  The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid directors’ and officers’ insurance, as well as prepaid insurance of our consolidated property.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized to interest expense of our note payable using a straight-line method that approximates the effective interest method over the life of the related debt.  We did not have any accumulated amortization of deferred financing fees for the years ended December 31, 2008 or 2007.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Straight-line rental revenue of $20,000 was recognized in revenue for the year ended December 31, 2008.  There was no straight-line rental revenue for the year ended December 31, 2007.

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

Income Taxes

We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ended December 31, 2008.  If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, so long as we distribute at least 90 percent of our REIT taxable income (which is computed without regard to the dividends paid

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP).  REITs are subject to a number of other organizational and operations requirements.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

Stock-Based Compensation

We have adopted a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates.  We account for this plan in accordance with SFAS No. 123R, “Share-Based Payment.” In the modified prospective method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than as operating cash flows. We did not issue any stock-based awards under the plan for the year ended December 31, 2008 or 2007.

Concentration of Credit Risk

At December 31, 2008 and 2007, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.  The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  Beginning October 3, 2008 through December 31, 2009, the FDIC will insure up to $250,000 per depositor per insured bank; on January 1, 2010, the standard coverage limit will return to $100,000 for most deposit categories.  Unlimited deposit insurance coverage will be available to our non-interest bearing transaction accounts held at those institutions participating in FDIC’s Temporary Liquidity Guarantee Program through December 31, 2009.

Earnings per Share

Earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during each period.  The weighted average shares outstanding used to calculate both basic and diluted loss per share were the same for the year ended December 31, 2008 and for the period from January 9, 2007 (date of inception) through December 31, 2007 as there were no stock-based awards outstanding.

Reportable Segments

FASB No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate assets.  Our chief operating decision maker evaluates operating performance on an individual property level.  Therefore, our properties are aggregated into one reportable segment.

3.             New Accounting Pronouncements

In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We adopted FSP SFAS No. 157-2 effective January 1, 2009, and this adoption is expected to enhance our future disclosures regarding how we develop fair value estimates related to non-financial assets and liabilities in our financial statements.

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

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.”  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  We adopted this standard effective January 1, 2008 but have not elected the fair value measurement option for any financial assets or liabilities at the present time; however, we may elect to measure future eligible financial assets or liabilities at fair value.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51.”  This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this Statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

4.                                    Real Estate Investments and Acquisitions

As of December 31, 2008, we wholly owned one property.  The following table presents certain information about our consolidated property as of December 31, 2008:

Property Name	Location	Approximate Rentable Square Footage (unaudited)	Description	Ownership Interest
1875 Lawrence	Denver, CO	185,000	15-story office building	100%

Real Estate Asset Acquisition

On October 28, 2008, we acquired a multi-tenant office building known as 1875 Lawrence, located in Denver, Colorado (“1875 Lawrence”).  1875 Lawrence is a 15-story office building containing approximately 185,000 rentable square feet, located on approximately half an acre of land.  The total contract purchase price for 1875 Lawrence, exclusive of closing costs, was $34.5 million.

5.                                    Note Payable

The following table sets forth our note payable on 1875 Lawrence as of December 31, 2008.  We did not have any notes payable as of December 31, 2007.

		Interest	Maturity
Description	Balance	Rate	Date
1875 Lawrence	$18,500	30-day LIBOR + 2.5% (1)	12/31/12

(1) 30-day LIBOR was 1.0826% at December 31, 2008.  The loan has a minimum interest rate of 6.25%.

On December 31, 2008, we entered into a loan agreement with a financial institution to borrow up to $23.5 million.  The initial advance under the loan agreement was $18.5 million and was used to fund acquisition and acquisition-related costs of 1875 Lawrence, which we acquired on October 28, 2008.  The remaining advances under the loan agreement will be used for capital expenditures, tenant improvements, and leasing commission costs for 1875 Lawrence.  We have unconditionally guaranteed payment of the loan for an amount not to exceed the lesser of (i) $11.75 million and (ii) 50% of the total amount advanced under the loan agreement if the aggregate amount advanced is less than $23.5 million.

The loan matures on December 31, 2012 and we have the option to extend it for one twelve-month period provided that certain conditions have been met.

Commencing with the first calendar month following the date of the loan and continuing through the first 24 months, monthly payments of accrued unpaid interest are required.  Commencing on the twenty-fifth calendar month from

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

the date of the loan and continuing until the maturity date, monthly payments of principal and interest are due and payable with principal calculated using an amortization term of 25 years, with the unpaid principal balance and all accrued unpaid interest being due and payable on the maturity date.

The loan is secured by a first mortgage lien on the assets of 1875 Lawrence including the land, fixtures, improvements, contracts, leases, rents, and reserves.

We are subject to customary affirmative, negative, and financial covenants, representations, warranties and borrowing conditions, all as set forth in the loan agreement.  As of December 31, 2008, we believe we were in compliance with the covenants under our loan agreement.

The following table summarizes our contractual obligations for principal payments as of December 31, 2008:

Year	Amount Due
2011	$740
2012	17,760

$18,500

6.                                    Leasing Activity

Future minimum base rental payments due to us under non-cancelable leases in effect as of December 31, 2008 for 1875 Lawrence are as follows:

Year	Minimum Rental Payments
2009	$3,644
2010	3,090
2011	1,649
2012	1,003
2013	695
Thereafter	224

Total	$10,305

As of December 31, 2008, one of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated property, 1875 Lawrence.  Policy Studies, Inc. accounted for rental revenue of approximately $130,000, or approximately 14%, of our aggregate rental revenues for the year ended December 31, 2008.

7.                                    Stockholders’ Equity

Capitalization

As of December 31, 2008, our authorized capital was 350,000,000 shares of common stock, 50,000,000 shares of preferred stock and 1,000 shares of convertible stock.  All shares of such stock have a par value of $.0001 per share.  As of December 31, 2008, we had 7,323,180 shares of our common stock issued and outstanding, 1,000 shares of convertible stock issued and outstanding, and no shares of preferred stock issued and outstanding.

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

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

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

Share Redemption Program

Our board of directors has adopted a share redemption program that permits our stockholders to sell their shares to us after they have held them for at least one year, subject to significant conditions and limitations.  The purchase price for the redeemed shares is set forth in the prospectus for the Offering.  Subject to certain limitations, we will waive the one-year holding requirement for redemptions sought upon a stockholder’s death or qualifying disability or redemptions sought upon a stockholder’s confinement to a long-term care facility.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of other exigent circumstances affecting a stockholder such as bankruptcy or a mandatory distribution requirement under the stockholder’s IRA, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) otherwise amend the terms for the share redemption program.  Under the terms of the program, we will not redeem in excess of 5% of the weighted-average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, our board of directors will determine at least quarterly whether we have sufficient cash to repurchase shares, and such purchases will generally be limited to proceeds from the DRIP plus 1% of operating cash flow for the previous fiscal year (to the extent positive).  We redeemed 2,031 shares of common stock for approximately $18,000 during the year ended December 31, 2008.

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

Distributions

We initiated the payment of monthly distributions in April 2008 in the amount of a 3% annualized rate of return, based on an investment in our common stock of $10.00 per share and calculated on a daily record basis of $0.0008219 per share.  A portion of each distribution is expected to constitute a return of capital for tax purposes.  Pursuant to the DRIP, stockholders may elect to reinvest any cash distribution in additional shares of common stock.  We record all distributions when declared, except that the stock issued through the DRIP is recorded when the shares are actually issued.  Distributions declared and payable as of December 31, 2008 were $181,000, which included $45,000 of cash distributions payable.

The following are the distributions declared by quarter for the year ended December 31, 2008:

2008	Total	Cash	DRIP
4th Quarter	$494	$120	$374
3rd Quarter	297	75	222
2nd Quarter	74	17	57
1st Quarter	—	—	—

	$865	$212	$653

8.                                    Related Party Transactions

Our advisor and certain of its affiliates will receive fees and compensation in connection with the Offering, and in connection with the acquisition, management, and sale of our assets.

Behringer Securities LP (“Behringer Securities”), the dealer-manager and an affiliate of our advisor, receives commissions of up to 7% of gross offering proceeds.  Behringer Securities reallows 100% of selling commissions earned to participating broker-dealers.  In addition, we pay Behringer Securities a dealer manager fee of up to 2.5% of gross offering proceeds.  Pursuant to separately negotiated agreements, Behringer Securities may reallow a portion of its dealer manager fee in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in the Offering; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts and no more than 0.5% of

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

gross offering proceeds for out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties.  Further, in special cases pursuant to separately negotiated agreements and subject to applicable limitations imposed by the Financial Industry Regulatory Authority, Behringer Securities may use a portion of its dealer manager fee to reimburse certain broker-dealers participating in the Offering for technology costs and expenses associated with the Offering and costs and expenses associated with the facilitation of the marketing and ownership of our shares by such broker-dealers’ customers.  No selling commissions or dealer manager fee is paid for sales under the DRIP.  For the year ended December 31, 2008, Behringer Securities earned selling commissions and dealer manager fees of $4.9 million and $1.8 million, respectively, which were recorded as a reduction to additional paid-in capital.

We reimburse Behringer Opportunity Advisors II or its affiliates for any organization and offering expenses incurred on our behalf in connection with our primary offering (other than selling commissions and the dealer manager fee) provided that at no point will we reimburse expenses that would cause our total organization and offering expenses related to the primary offering (other than selling commissions and the dealer manager fee) to exceed 1.5% of gross offering proceeds from the primary offering.  Since our inception through December 31, 2008, approximately $6.4 million of organization and offering expenses had been incurred by Behringer Opportunity Advisors II or its affiliates on our behalf.  Of this amount, $1.1 million had been reimbursed by us and $5.3 million of reimbursements payable is included in payables to affiliates on our balance sheet.  Of the $5.3 million of organization and offering expenses reimbursable by us through December 31, 2008, approximately $111,000 had been expensed as organizational costs with the remainder recorded as a reduction of additional paid-in capital.  Behringer Opportunity Advisors II or its affiliates determines the amount of organization and offering expenses owed based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on respective equity offering results of those entities in offering.

Our advisor or its affiliates also receive acquisition and advisory fees of 2.5% of the amount paid and/or budgeted in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to these assets.

Our advisor or its affiliates also receive an acquisition expense reimbursement in the amount of 0.25% of the funds paid for purchasing an asset, including any debt attributable to the asset, plus 0.25% of the funds budgeted for development, construction, or improvement in the case of assets that we acquire and intend to develop, construct, or improve.  Our advisor or its affiliates will also receive an acquisition expense reimbursement in the amount of 0.25% of the funds advanced in respect of a loan or other investment.  We also pay third parties, or reimburse the advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder’s fees, title insurance, premium expenses, and other closing costs.  Our advisor or its affiliates are responsible for paying all of the expenses it incurs associated with persons employed by the advisor to the extent dedicated to making investments for us, such as wages and benefits of the investment personnel.  Our advisor or its affiliates are also responsible for paying all of the investment-related expenses that we or our advisor or its affiliates incur that are due to third parties with respect to investments we do not make.  For the year ended December 31, 2008, our advisor earned $0.8 million in acquisition and advisory fees and $0.1 million in acquisition expense reimbursements.  For property acquisitions, we capitalize these fees as part of our real estate.

We pay our advisor or its affiliates a debt financing fee of 1% of the amount available under any loan or line of credit made available to us.  It is anticipated that our advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. For the year ended December 31, 2008, we incurred debt financing fees of $235,000.  We did not incur any debt financing fees for the year ended December 31, 2007.

We pay our advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties.

We pay our property manager and affiliate of our advisor, Behringer Harvard Opportunity II Management Services, LLC (“BHO II Management”), or its affiliates, fees for the management and leasing of our properties.  Property management fees are 4.5% of the gross revenues of the properties managed by BHO II Management or its affiliates.  In the event that we contract directly with a third-party property manager in respect of a property, BHO II Management or its affiliates receives an oversight fee equal to 0.5% of the gross revenues of the property managed.  In no event will BHO II Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay BHO II Management directly for its services, we will pay BHO II Management a management fee or oversight fee, as applicable, based only on an economic interest in the property.  In addition to the property management fee or oversight fee, if BHO II Management or its affiliates provide leasing services

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

with respect to a property, we will pay BHO II Management or its affiliates leasing fees in an amount equal to the leasing fees charged by unaffiliated persons rendering comparable services in the same geographic location of the applicable property.  Also, if BHO II Management or its affiliates supervise construction work at our properties, we will pay BHO II Management or its affiliates a construction supervision fee equal to an amount not greater than 5% of all hard construction costs incurred in connection with the construction work.  We reimburse the costs and expenses incurred by BHO II Management or its affiliates on its behalf, including the wages and salaries and other employee-related expenses of all on-site employees of BHO II Management or its affiliates, its subcontractors who are engaged in the operation, management, maintenance, or access control of the Company’s properties, including taxes, insurance and benefits relating to such employees, and legal, travel, and other out-of-pocket expenses that are directly related to the management of specific properties.  Furthermore, other third-party charges, including fees and expenses of third-party accountants, are reimbursed.  We did not incur any property management fees or oversight fees paid to BHO II Management for the year ended December 31, 2008 and for the period from January 9, 2007 (date of inception) to December 31, 2007.

We pay our advisor or its affiliates a monthly asset management fee of one-twelfth of 1.0% of the sum of the higher of the cost or value of each asset.  For the year ended December 31, 2008, we expensed $61,000 of asset management fees.  We did not incur any asset management fees for the year ended December 31, 2007.

Our advisor or its affiliates also will be paid a disposition fee if the advisor or its affiliates provide a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more assets.  In such event, our advisor or its affiliates will receive a disposition fee equal to (1) in the case of the sale of real property, the lesser of: (A) one-half of the aggregate brokerage commission paid (including the disposition fee) or, if none is paid, the amount that customarily would be paid, or (B) 3% of the sales price of each property sold, and (2) in the case of the sale of any asset other than real property, 3% of the sales price of such asset.

We reimburse our advisor or its affiliates for all expenses paid or incurred by the advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (A) 2% of our average invested assets, or (B) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period.  Notwithstanding the above, we may reimburse the advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the year ended December 31, 2008, we incurred and expensed such costs for administrative services totaling $101,000     We incurred and expensed less than $100,000 for such costs for the period from January 9, 2007 (date of inception) through December 31, 2007.

We are dependent on Behringer Securities, Behringer Opportunity Advisors II, and BHO II Management for certain services that are essential to us, including the sale of shares of our common stock, asset acquisition and disposition decisions, property management and leasing services, and other general administrative responsibilities.  In the event that these companies were unable to provide us with their respective services, we would be required to obtain such services from other sources.

9.                                    Fair Value Disclosure of Financial Instruments

We determined the following disclosure of estimated fair values using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

As of December 31, 2008 and 2007, management estimated that the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.

As of December 31, 2008, our note payable totaled $18.5 million and consisted of one variable interest loan which we entered into on December 31, 2008.  The loan has a variable interest rate with a minimum rate of 6.25%.  We believe that the carrying value of this loan approximates its fair value at December 31, 2008.

The fair value estimates presented herein are based on information available to our management as of December 31, 2008 and 2007.  Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

10.                             Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the year ended December 31, 2008 and for the period from January 9, 2007 (date of inception) through December 31, 2007.

	2008	2007
Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$517	$—
Accrued dividends payable	$181	$—
Offering costs payable to related parties	$5,254	$—

11.                             Quarterly Results (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2008 and for the period from January 9 2007 (date of inception) through December 31, 2007:

	2008 Quarters Ended
	March 31	June 30	September 30	December 31

Revenue	$—	$—	$—	$913
Net income (loss)	$(64)	$(175)	$87	$(97)
Basic and diluted weighted average shares outstanding	22	969	3,864	6,529
Basic and diluted income (loss) per share	$(2.86)	$(0.18)	$0.02	$(0.01)

	2007 Quarters Ended
	March 31	June 30	September 30	December 31

Revenue	$—	$—	$—	$—
Net loss	$—	$—	$—	$(52)
Basic and diluted weighted average shares outstanding	22	22	22	22
Basic and diluted loss per share	$—	$—	$—	$(2.30)

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Behringer Harvard Opportunity REIT I, Inc.

Addison, Texas

We have audited the consolidated financial statements of Behringer Harvard Opportunity REIT II, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and for the year ended December 31, 2008 and the period from January 9, 2007 (date of inception) through December 31, 2007 and have issued our report thereon dated March 31, 2009; such financial statements and report are included elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedule of the Company listed in Item 15.  The financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 31, 2009

Behringer Harvard Opportunity REIT II, Inc.

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2008

			Initial cost		Cost capitalized	Gross amount
			Land and	Building and	subsequent	carried at	Accumulated	Year of	Date	Depreciable
Property Name	Location	Encumbrances	improvements	improvements	to acquisition	close of period	depreciation	construction	acquired	life

1875 Lawrence	Denver, CO	18,500	9,000	26,102	36	35,138	174	1982	10/28/2008		(1)
Totals		$18,500	$9,000	$26,102	$36	$35,138	$174

(1) Buildings are 25 years

A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2008 is as follows:

Real Estate:
Balance at beginning of period	$—
Acquisitions	35,138
Cost of real estate sold	—
Balance at end of the period	$35,138

Accumulated depreciation:
Balance at beginning of period	$—
Depreciation expense	174
Disposals	—
Balance at end of the period	$174

*****

EXHIBIT INDEX

Exhibit
Number	Description

3.1

Second Articles of Amendment and Restatement as amended by the First Articles of Amendment and the Second Articles of Amendment (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on November 14, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-140887)

4.1	Form of Subscription Agreement (included as Exhibit B to supplement no. 12)

4.2	Distribution Reinvestment Plan (included as Exhibit C to prospectus)

4.3	Share Redemption Program (incorporated by reference from the description under “Description of Shares — Share Redemption Program” in the prospectus)

4.4	Form of Escrow Agreement (incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-140887)

4.5

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificates or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-140887)

10.1	Form of Dealer Manager Agreement, incorporated by reference to Exhibit 1.1 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-140887

10.2

Selected Dealer Agreement, dated May 1, 2008, by and among Behringer Harvard Opportunity REIT II, Inc., Behringer Securities LP, Behringer Harvard Opportunity Advisors II LP, Behringer Harvard Holdings, LLC and Ameriprise Financial Services, Inc., incorporated by reference to Exhibit 1.1 to Form 8-K filed on May 2, 2008

10.3	Form of Advisory Management Agreement (incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-140887)

10.4

First Amendment to Advisory Management Agreement by and between Behringer Harvard Opportunity REIT II, Inc. and Behringer Harvard Opportunity Advisors II LP dated August 13, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 14, 2008)

10.5

Amended and Restated Property Management and Leasing Agreement by and amount Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II LP and Behringer Harvard Opportunity II Management Services, LLC dated August 13, 2008 (incorporated by reference to Exhibit 10.2 to Form 8-K filed August 14, 2008)

10.6

2007 Amended and Restated Incentive Award Plan (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-140887)

10.7	Form of License Agreement (incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-140887)

10.8

Real Estate Purchase and Sale Agreement by and between Harvard Property Trust, LLC, as buyer, and Principal Life Insurance Company, as seller, dated September 19, 2008 (incorporated by reference to Form 8-K filed November 3, 2008)

10.9

Assignment and Assumption of Real Estate Purchase and Sale Agreement by and between Harvard Property Trust, LLC, as assignor, and Behringer Harvard Opportunity OP II LP, as assignee, dated September 22, 2008 (incorporated by reference to Form 8-K filed November 3, 2008)

10.10	Loan Agreement made between Behringer Harvard 1875 Lawrence, LLC, as borrower, and Mutual of Omaha Bank, as lender, incorporated by reference to Exhibit 10.1 to Form 8-K filed January 7, 2009

10.11	Promissory Note made between Behringer Harvard 1875 Lawrence, LLC, as borrower, and Mutual of Omaha Bank, as lender, incorporated by reference to Exhibit 10.2 to Form 8-K filed January 7, 2009

10.12

Limited Guaranty Agreement by Behringer Harvard Opportunity REIT II, Inc., as guarantor, in favor of Mutual of Omaha Bank, as lender, incorporated by reference to Exhibit 10.3 to Form 8-K filed January 7, 2009

10.13

Deed of Trust, Security Agreement, Financing Statement, Assignment of Leases and Rents, and Fixture Filing by Behringer Harvard 1875 Lawrence, LLC, as borrower, to Mutual of Omaha Bank, as beneficiary, incorporated by reference to Exhibit 10.4 to Form 8-K filed January 7, 2009

10.14*	Commercial Lease Agreement, as amended, between Principal Life Insurance Company, as landlord, and Policy Studies, Inc., as tenant

21.1	List of Subsidiaries, incorporated by reference to Exhibit 21.1 to the Company’s Post-Effective Amendment no. 5 to its Registration Statement on Form S-11, Commission File No. 333-140887

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*	Section 1350 Certifications**

*Filed herewith

**In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.  Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registration specifically incorporates it by reference.