Form 10-Q
period 2009-03-31
Behringer Harvard Opportunity REIT II, Inc.
filed 2009-05-15
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission File Number: 000-53650

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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of April 30, 2009, Behringer Harvard Opportunity REIT II, Inc. had 9,235,687 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

FORM 10-Q

Quarter Ended March 31, 2009

PART I

FINANCIAL INFORMATION

Item 1.                    Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2009	2008
Assets
Real estate
Land	$9,000	$9,000
Buildings, net	25,916	25,964
Total real estate	34,916	34,964

Cash and cash equivalents	57,521	47,375
Accounts receivable, net	83	44
Receivable from related party	395	501
Prepaid expenses and other assets	84	129
Deferred financing fees, net	500	533
Lease intangibles, net	2,508	2,797
Total assets	$96,007	$86,343

Liabilities and Stockholders’ Equity
Note payable	$18,500	$18,500
Accounts payable	39	—
Payables to related parties	5,705	5,519
Acquired below-market leases, net	1,992	2,262
Distributions payable	213	181
Accrued and other liabilities	1,060	1,059
Total liabilities	27,509	27,521

Stockholders’ Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 8,559,920 and 7,323,180 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	1	1
Additional paid-in capital	70,790	59,987
Cumulative distributions and net loss	(2,293)	(1,166)
Total stockholders’ equity	68,498	58,822
Total liabilities and stockholders’ equity	$96,007	$86,343

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2009	2008

Rental revenue	$1,325	$—

Expenses:
Property operating expenses	344	—
Interest expense	326	—
Real estate taxes	140	—
Property management fees	46	—
Asset management fees	86	—
General and administrative	421	70
Depreciation and amortization	603	—
Total expenses	1,966	70

Interest income, net	100	6

Net loss	$(541)	$(64)

Basic and diluted weighted average shares outstanding	7,901	22

Basic and diluted loss per share	$(0.07)	$(2.86)

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statement of Stockholders’ Equity

(in thousands)

(Unaudited)

	Convertible Stock		Common Stock		Additional	Cumulative	Total
	Number	Par	Number	Par	Paid-in	Distributions	Stockholders’
	of Shares	Value	of Shares	Value	Capital	and Net Loss	Equity
Balance at January 1, 2009	1	$—	7,323	$1	$59,987	$(1,166)	$58,822

Issuance of common stock, net			1,237	—	10,803		10,803
Distributions declared on common stock						(586)	(586)
Net loss						(541)	(541)
Balance at March 31, 2009	1	$—	8,560	$1	$70,790	$(2,293)	$68,498

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(541)	$(64)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	334	—
Amortization of deferred financing fees	33	—
Change in accounts receivable	(39)	—
Change in prepaid expenses and other assets	45	—
Change in accounts payable	39	—
Change in accrued liabilities	1	33
Change in net payables to related parties	27	17
Addition of lease intangibles	(50)	—
Cash used in operating activities	(151)	(14)

Cash flows from investing activities:
Additions of property and equipment	(217)	—
Cash used in investing activities	(217)	—

Cash flows from financing activities:
Issuance of common/convertible stock	11,922	—
Offering costs	(1,270)	—
Distributions	(138)	—
Cash provided by financing activities	10,514	—

Net change in cash and cash equivalents	10,146	(14)
Cash and cash equivalents at beginning of period	47,375	203
Cash and cash equivalents at end of period	$57,521	$189

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.             Business and Organization

Business

Behringer Harvard Opportunity REIT II, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) was organized as a Maryland corporation on January 9, 2007 and intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes effective for our taxable year ended December 31, 2008.  We acquire and operate commercial real estate and real estate-related assets.  In particular, we focus generally on acquiring commercial properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  In addition, given economic circumstances, our opportunistic investment strategy may also include investments in real estate-related assets that present opportunities for higher current income.  Such investments may also have capital gain characteristics, whether as a result of a discount purchase or related equity participations.  We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties.  These properties may be existing, income-producing properties, newly constructed properties, or properties under development or construction and may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multifamily use.  Further, we may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  We also may originate or invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans, and Section 1031 tenant-in-common interests (including those issued by affiliates of our advisor), or in entities that make investments similar to the foregoing.  We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions.  We completed our first property acquisition on October 28, 2008 and as of March 31, 2009, it is our only real estate acquisition.

Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware on January 12, 2007 (“Behringer Harvard Opportunity OP II”).  As of March 31, 2009, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, was the sole general partner of Behringer Harvard Opportunity OP II and owned a 0.1% partnership interest in Behringer Harvard Opportunity OP II.  As of March 31, 2009, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of Behringer Harvard Opportunity OP II.

We are externally managed and advised by Behringer Harvard Opportunity Advisors II LP (“Behringer Opportunity Advisors II”), a Texas limited partnership formed in January 2007.  Behringer Opportunity Advisors II is our affiliate responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf.

Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001, and our toll-free telephone number is (866) 655-3600.  The name Behringer Harvard is the property of Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”) and is used by permission.

Organization

On February 26, 2007, we filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (“SEC”) to offer up to 125,000,000 shares of common stock for sale to the public (the “Offering”), of which 25,000,000 shares are being offered pursuant to our distribution reinvestment plan (the “DRIP”).  We reserve the right to reallocate the shares we are offering between our primary offering and the DRIP.  The SEC declared our Registration Statement effective on January 4, 2008, and we commenced our ongoing initial public offering on January 21, 2008.

In connection with our initial capitalization, on January 19, 2007, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer Harvard Holdings, an affiliate of our advisor.  As of March 31, 2009, we had 8,559,920 shares of common stock outstanding, which includes the 22,471 shares issued to Behringer Harvard Holdings.  As of March 31, 2009, we had 1,000 shares of convertible stock issued and outstanding to Behringer Harvard Holdings.

We commenced operations on April 1, 2008 upon satisfaction of the conditions of our escrow agreement in all states except Pennsylvania and our acceptance of initial subscriptions of common stock.  On September 19, 2008, we satisfied the escrow conditions for Pennsylvania.  Upon admission of new stockholders, subscription proceeds are used for payment of dealer manager fees and selling commissions and may be utilized as consideration for investments and the payment or reimbursement of offering expenses and operating expenses.  Until required for such purposes, net offering proceeds are held

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

in short-term, liquid investments.  Through March 31, 2009, we had sold 8,539,480 shares in the Offering, including the DRIP for gross proceeds of $85.2 million.

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

2.             Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 31, 2009.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this quarterly report pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying consolidated balance sheet and consolidated statement of stockholders’ equity as of March 31, 2009 and consolidated statements of operations and cash flows for the three months ended March 31, 2009 and 2008 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to fairly present our consolidated financial position as of March 31, 2009 and December 31, 2008 and our consolidated results of operations and cash flows for the three months ended March 31, 2009 and 2008.  Such adjustments are of a normal recurring nature.

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

There are judgments and estimates involved in determining if an entity in which we have made an investment is a variable interest entity and if so, if we are the primary beneficiary.  The entity is evaluated to determine if it is a variable interest entity by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity.  FIN 46R provides some guidelines as to what the minimum equity at risk should be, but the percentage can vary depending upon the industry and/or the type of operations of the entity and it is up to management to determine that minimum percentage as it relates to our business and the facts surrounding each of our acquisitions.  In addition, even if the entity’s equity at risk is a very low percentage, we are required by FIN 46R to evaluate the equity at risk compared to the entity’s expected future losses to determine if there could still in fact be sufficient equity at the entity.  Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility, and using a discount rate to determine the net present value of those future losses.  A change in the judgments, assumptions, and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment using the equity method that should in fact be consolidated, the effects of which could be material to our financial statements.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Real Estate

Upon the acquisition of real estate properties, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.”  The acquisition date is the date on which we obtain control of the real estate property.  The assets acquired and liabilities assumed may consist of buildings, any assumed debt, identified intangible assets and asset retirement obligations.  Identified intangible assets generally consist of the above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.  Acquisition-related costs are expensed in the period incurred.

Prior to the adoption of SFAS No. 141(R) on January 1, 2009, we allocated the purchase price of the real estate property we acquired to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, and identified intangible assets based on their relative fair values in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

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

We amortize the value of in-place leases to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles is charged to expense.  As of March 31, 2009, the estimated remaining useful life for acquired lease intangibles was approximately two years.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Anticipated amortization expense associated with the acquired lease intangibles as of March 31, 2009 is as follows:

		Lease Intangibles
April 1, 2009 - December 31,	2009	$153
	2010	228
	2011	38
	2012	—
	2013	—

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

			Acquired
	Buildings and	Lease	Below-Market
As of March 31, 2009	Improvements	Intangibles	Leases
Cost	$26,355	$3,070	$(2,441)
Less: depreciation and amortization	(439)	(562)	449

Net	$25,916	$2,508	$(1,992)

			Acquired
	Buildings and	Lease	Below-Market
As of December 31, 2008	Improvements	Intangibles	Leases
Cost	$26,138	$3,021	$(2,441)
Less: depreciation and amortization	(174)	(224)	179

Net	$25,964	$2,797	$(2,262)

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds or investments with original maturities of three months or less to be cash equivalents.  The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

Investment Impairment

For real estate we wholly own, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate asset may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist.  While we believe our estimates of future cash flows are reasonable, different assumptions regarding such factors as market rents, economies, and occupancies could significantly affect these estimates.

In evaluating our investment for impairment, management may use appraisals and makes estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership, and the projected sales price of each of the properties.  A change in these estimates and assumptions could result in understating or overstating the book value of our investment, which could be material to our financial statements.  Due to the judgment and assumptions applied in the estimation process with respect to impairments, including the fact that limited market information regarding the value of comparable land exists at this time, it is possible actual results could differ substantially from those estimated.

We believe the carrying value of our operating real estate asset is currently recoverable.  Accordingly, there were no impairment charges for the three months ended March 31, 2009 or 2008.  However, if market conditions worsen beyond our

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

current expectations, or if changes in our development strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing asset.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Straight-line rental revenue of approximately $13,000 was recognized in rental revenues for the three months ended March 31, 2009.  There was no straight-line rental revenue recognized for the three months ended March 31, 2008.

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

Stock-Based Compensation

We have adopted a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates.  We account for this plan in accordance with SFAS No. 123R, “Share-Based Payment.” In the modified prospective method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than as operating cash flows. We have not issued any stock-based awards under the plan as of March 31, 2009.

Concentration of Credit Risk

At March 31, 2009, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.  The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  Beginning October 3, 2008 through December 31, 2009, the FDIC will insure up to $250,000 per depositor per insured bank; on January 1, 2010, the standard coverage limit will return to $100,000 for most deposit categories.  Unlimited deposit

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

insurance coverage will be available to our non-interest bearing transaction accounts held at those institutions participating in FDIC’s Temporary Liquidity Guarantee Program through December 31, 2009.

Earnings per Share

Earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during each period.  The weighted average shares outstanding used to calculate both basic and diluted income (loss) per share were the same for the three months ended March 31, 2009 and 2008 as there were no stock-based awards outstanding.

4.             New Accounting Pronouncements

In November 2008, the FASB reached a consensus on Emerging Issues Task Force (“EITF”) Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which was issued to clarify how the application of equity method accounting will be affected by SFAS No. 141(R) and SFAS No. 160.  EITF 08-6 clarifies that an entity shall continue to use the cost accumulation model for its equity method investments.  It also confirms past accounting practices related to the treatment of contingent consideration and the use of the impairment model under Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB No. 18”).  Additionally, it requires an equity method investor to account for a share issuance by an investee as if the investor had sold a proportionate share of the investment.  This issue was effective January 1, 2009, and applies prospectively.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased.   We adopted the provisions of FSP SFAS 157-4 effective April 1, 2009, and we do not expect it to have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We will begin including the required disclosures in our quarterly report on Form 10-Q for the quarter ending June 30, 2009.

5.             Note Payable

The following table sets forth our note payable on 1875 Lawrence as of March 31, 2009.  We did not have any notes payable as of March 31, 2008.

		Interest	Maturity
Description	Balance	Rate	Date
1875 Lawrence	$18,500	30-day LIBOR + 2.5% (1)	12/31/12

(1) 30-day LIBOR was 0.5006% at March 31, 2009. The loan has a minimum interest rate of 6.25%.

We have unconditionally guaranteed payment of the loan for an amount not to exceed the lesser of (i) $11.75 million and (ii) 50% of the total amount advanced under the loan agreement if the aggregate amount advanced is less than $23.5 million.

We are subject to customary affirmative, negative, and financial covenants, representations, warranties and borrowing conditions, all as set forth in the loan agreement.  As of March 31, 2009, we believe we were in compliance with the covenants under our loan agreement.

The following table summarizes our contractual obligations for principal payments as of March 31, 2009:

Year	Amount Due
2011	$740
2012	17,760
$18,500

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

6.             Leasing Activity

Future minimum base rental payments due to us under non-cancelable leases in effect as of March 31, 2009 for 1875 Lawrence are as follows:

Minimum Rental Payments
April 1, 2009 - December 31, 2009	$2,775
2010	3,121
2011	1,652
2012	1,006
2013	699
Thereafter	225

Total	$9,478

As of March 31, 2009, one of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated property, 1875 Lawrence.  Policy Studies, Inc. accounted for rental revenue of approximately $198,000, or approximately 15%, of our aggregate rental revenues for the three months ended March 31, 2009.

7.             Distributions

We initiated the payment of monthly distributions in April 2008 in the amount of a 3% annualized rate of return, based on an investment in our common stock of $10.00 per share and calculated on a daily record basis of $0.0008219 per share.  A portion of each distribution is expected to constitute a return of capital for tax purposes.  Pursuant to the DRIP, stockholders may elect to reinvest any cash distribution in additional shares of common stock.  We record all distributions when declared, except that the stock issued through the DRIP is recorded when the shares are actually issued.  Distributions declared and payable as of March 31, 2009 were $213,000, which included $54,000 of cash distributions payable.

The following are the distributions declared for the three months ended March 31, 2009.  There were no distributions declared for the three months ended March 31, 2008:

2009	DRIP	Cash	Total	Per Share
1st Quarter	$439	$147	$586	$0.07

8.             Related Party Transactions

Our advisor and certain of its affiliates will receive fees and compensation in connection with the Offering, and in connection with the acquisition, management, and sale of our assets.

Behringer Securities LP (“Behringer Securities”), the dealer-manager and an affiliate of our advisor, receives commissions of up to 7% of gross offering proceeds.  Behringer Securities reallows 100% of selling commissions earned to participating broker-dealers.  In addition, we pay Behringer Securities a dealer manager fee of up to 2.5% of gross offering proceeds.  Pursuant to separately negotiated agreements, Behringer Securities may reallow a portion of its dealer manager fee in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in the Offering; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts and no more than 0.5% of gross offering proceeds for out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties.  Further, in special cases pursuant to separately negotiated agreements and subject to applicable limitations imposed by the Financial Industry Regulatory Authority, Behringer Securities may use a portion of its dealer manager fee to reimburse certain broker-dealers participating in the Offering for technology costs and expenses associated with the Offering and costs and expenses associated with the facilitation of the marketing and ownership of our shares by such broker-dealers’ customers.  No selling commissions or dealer manager fee will be paid for sales under the DRIP.  For the three months ended March 31, 2009, Behringer Securities earned selling commissions and dealer manager fees of $0.8 million and $0.3 million, respectively, which were recorded as a reduction to additional paid-in capital.

We reimburse Behringer Opportunity Advisors II or its affiliates for any organization and offering expenses incurred on our behalf in connection with our primary offering (other than selling commissions and the dealer manager fee) provided that at no point will we reimburse expenses that would cause our total organization and offering expenses related to the

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

primary offering (other than selling commissions and the dealer manager fee) to exceed 1.5% of gross offering proceeds from the primary offering.  Since our inception through March 31, 2009, approximately $6.7 million of organization and offering expenses had been incurred by Behringer Opportunity Advisors II or its affiliates on our behalf.  Of this amount, $1.2 million had been reimbursed by us and $5.5 million of reimbursements payable is included in payables to affiliates on our balance sheet.  Of the $5.5 million of organization and offering expenses reimbursable by us through March 31, 2009, approximately $111,000 had been expensed as organizational costs with the remainder recorded as a reduction of additional paid-in capital.  Behringer Opportunity Advisors II or its affiliates determines the amount of organization and offering expenses owed based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on respective equity offering results of those entities in offering.

Our advisor or its affiliates will also receive acquisition and advisory fees of 2.5% of the amount paid and/or budgeted in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to these assets.  Our advisor and its affiliates will also receive acquisition and advisory fees of 2.5% of the funds advanced in respect of a loan or other investment.

Our advisor or its affiliates also receive an acquisition expense reimbursement in the amount of 0.25% of the funds paid for purchasing an asset, including any debt attributable to the asset, plus 0.25% of the funds budgeted for development, construction, or improvement in the case of assets that we acquire and intend to develop, construct, or improve.  Our advisor or its affiliates will also receive an acquisition expense reimbursement in the amount of 0.25% of the funds advanced in respect of a loan or other investment.  We also pay third parties, or reimburse the advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder’s fees, title insurance, premium expenses, and other closing costs.  Our advisor or its affiliates are responsible for paying all of the expenses it incurs associated with persons employed by the advisor to the extent dedicated to making investments for us, such as wages and benefits of the investment personnel.  Our advisor or its affiliates are also responsible for paying all of the investment-related expenses that we or our advisor or its affiliates incur that are due to third parties with respect to investments we do not make.  For the three months ended March 31, 2009 and 2008, we incurred no acquisition and advisory fees or acquisition expense reimbursements.

We pay our advisor or its affiliates a debt financing fee of 1% of the amount available under any loan or line of credit made available to us.  It is anticipated that our advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. We incurred no such fees for the three months ended March 31, 2009 or 2008.

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

We pay our property manager and affiliate of our advisor, Behringer Harvard Opportunity II Management Services, LLC (“BHO II Management”), or its affiliates, fees for the management, leasing, and construction supervision of our properties.  Property management fees are 4.5% of the gross revenues of the properties managed by BHO II Management or its affiliates plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a third-party property manager in respect of a property, BHO II Management or its affiliates receives an oversight fee equal to 0.5% of the gross revenues of the property managed.  In no event will BHO II Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay BHO II Management directly for its services, we will pay BHO II Management a management fee or oversight fee, as applicable, based only on an economic interest in the property.  We incurred and expensed property management fees or oversight fees to BHO II Management of $46,000 for the three months ended March 31, 2009.  We incurred no such fees for the three months ended March 31, 2008.

We pay our advisor or its affiliates a monthly asset management fee of one-twelfth of 1.0% of the sum of the higher of the cost or value of each asset.  For the three months ended March 31, 2009, we expensed $86,000 of asset management fees.  We incurred no such fees for the three months ended March 31, 2008.

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

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

that customarily would be paid, or (B) 3% of the sales price of each property sold, and (2) in the case of the sale of any asset other than real property, 3% of the sales price of such asset.

We reimburse our advisor or its affiliates for all expenses paid or incurred by the advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (A) 2% of our average invested assets, or (B) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period.  Notwithstanding the above, we may reimburse the advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the three months ended March 31, 2009 and 2008, we incurred and expensed such costs for administrative services totaling $98,000 and $17,000, respectively.

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

9.             Supplemental Cash Flow Information

Supplemental cash flow information is summarized below:

	Three months ended March 31,
	2009	2008
Interest paid	$193	$—

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$416	$—
Accrued dividends payable	$213	$—
Offering costs payable to related parties	$265	$—

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report on Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in the Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC and the risks identified in Part II, Item 1A of this quarterly report.

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

Real Estate

Upon the acquisition of real estate properties, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.”  The acquisition date is the date on which we obtain control of the real estate property.  The assets acquired and liabilities assumed may consist of buildings, any assumed debt, identified intangible assets and asset retirement obligations.  Identified intangible assets generally consist of the above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.  Acquisition-related costs are expensed in the period incurred.

Prior to the adoption of SFAS No. 141(R) on January 1, 2009, we allocated the purchase price of the real estate property we acquired to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, and identified intangible assets based on their relative fair values in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

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

In evaluating our investment for impairment, management may use appraisals and makes estimates and assumptions, including, but not limited to, the projected date of disposition of the property, the estimated future cash flows of the property during our ownership, and the projected sale price of the property.  A change in these estimates and assumptions could result in understating or overstating the book value of our investment, which could be material to our financial statements.  Due to the judgment and assumptions applied in the estimation process with respect to impairments, it is possible actual results could differ substantially from those estimated.

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

Overview

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic basis.  In particular, we focus generally on acquiring commercial properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  In addition, given current economic circumstances, our opportunistic investment strategy may also include investments in loans secured by or related to real estate at more attractive rates of current return than have been available for some time.  Such loan investments may also have capital gain characteristics, whether as a result of a discount purchase or related equity participations.  We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties.  These properties may be existing, income-producing properties, newly constructed properties or properties under development or construction, and may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multifamily use.  Further, we may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  We also may originate or invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans, and Section 1031 tenant-in-common interests (including those issued by affiliates of our advisor), or in entities that make investments similar to the foregoing.  We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on our new and existing market conditions.  As of March 31, 2009, we had acquired one property, 1875 Lawrence.

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

Results of Operations

As of March 31, 2009, we had invested in one property, 1875 Lawrence, located in Denver, Colorado.  As of March 31, 2008, we had no real estate or real estate-related assets.  Accordingly, our results of operations for the respective periods presented reflect increases in most categories due to the growth of our portfolio.  Management expects increases in most categories in the future as we purchase additional real estate and real estate-related assets and as we begin to realize the full year impact of our 2008 acquisition.

Three months ended March 31, 2009 as compared to the three months ended March 31, 2008

Revenues.  Revenues for the three months ended March 31, 2009 were $1.3 million and were generated by our consolidated property, 1875 Lawrence, which was acquired on October 28, 2008.  No revenue was generated for the three months ended March 31, 2008.  We expect increases in revenue in the future as we purchase additional real estate properties.

Property Operating Expenses.  Property operating expenses for the three months ended March 31, 2009 were $344,000 and were comprised of operating expenses of 1875 Lawrence.  We incurred no property operating expenses for the three months ended March 31, 2008. We expect increases in property operating expenses in the future as we purchase additional real estate properties.

Interest Expense.  Interest expense for the three months ended March 31, 2009 was $326,000 and was comprised of interest expense related to our note payable balance of $18.5 million.  We incurred no interest expense for the three months ended March 31, 2008.  We expect increases in interest expense in the future as we may incur additional debt related to our purchase of additional real estate properties.

Real Estate Taxes.  Real estate taxes for the three months ended March 31, 2009 were $140,000 and were comprised of real estate taxes related to 1875 Lawrence. We incurred no real estate taxes for the three months ended March 31, 2008.   We expect increases in real estate taxes in the future as we purchase additional real estate properties.

Property/Asset Management Fees.  Property and asset management fees for the three months ended March 31, 2009 were $132,000 and were comprised of fees related to 1875 Lawrence.  There were no property and asset management fees for the three months ended March 31, 2008.  We expect increases in property and asset management fees in the future as we purchase additional real estate properties.

General and Administrative Expenses.  General and administrative expenses for the three months ended March 31, 2009 were $421,000, as compared to $70,000 for the three months ended March 31, 2008, and were comprised of auditing fees, legal fees, board of directors’ fees, and other administrative expenses.  We expect increases in general and administrative expenses in the future as we purchase additional real estate properties.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended    March 31, 2009 was $603,000 and was comprised of depreciation and amortization related to 1875 Lawrence.  There was no depreciation and amortization expense for the three months ended March 31, 2008.  We expect increases in depreciation and amortization expense in the future as we purchase additional real estate properties.

Interest Income. Interest income of $100,000 for the three months ended March 31, 2009 represents interest income on funds on deposit, net of bank fees.  Upon admission of new stockholders, subscription proceeds are used for payment of dealer manager fees and selling commissions and may be utilized as consideration for investments and the payment or reimbursement of offering expenses and operating expenses.  Until required for such purposes, net offering proceeds are held in short-term, liquid investments and earn interest income.  Interest income for the three months ended March 31, 2008 was $6,000.  We expect interest income to increase as we continue to accept new investors.

Cash Flow Analysis

Cash used in operating activities for the three months ended March 31, 2009 was $151,000, and was comprised primarily of the net loss of $541,000, offset by depreciation and amortization of $334,000 and changes in payables to related parties of $27,000.  Cash used in operating activities for the three months ended March 31, 2008 was $14,000 and was comprised of the net loss of $64,000 offset by changes in accrued liabilities of $33,000 and changes in payables to related parties of $17,000.

Cash used in investing activities for the three months ended March 31, 2009 was $217,000, and was comprised of additions of property and equipment at 1875 Lawrence.  There was no cash flow from investing activities for the three months ended March 31, 2008.

Cash provided by financing activities for the three months ended March 31, 2009 was $10.5 million, and was comprised of the issuance of common stock, net of offering costs, of approximately $10.7 million offset by distributions of $138,000.  There was no cash flow from financing activities for the three months ended March 31, 2008.

Total Operating Expenses

 In accordance with the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association, also known as the NASAA REIT Guidelines, our charter requires that we monitor our expenses on a trailing twelve month basis.  Our charter defines the following terms and requires that our Total Operating Expenses (“TOE”) are deemed to be excessive if at the end of any quarter they exceed for the prior trailing twelve month period the greater of 2% of our Average Invested Assets (“AIA”) or 25% of our Net Income (“NI”).  For the trailing twelve months ended March 31, 2009, TOE of $1.2 million exceeded the greater of 2% of our AIA or 25% of our NI by $0.8 million.  Our Board of Directors, including all of our independent directors, have reviewed this analysis and unanimously determined the excess to be justified because the Company was in its development stage through April 1, 2008 when the Company accepted its first investors under its initial public offering and did not acquire its first real estate or real estate-related asset until October 28, 2008, which caused the expenses it incurred in connection with its organization and as a result of being a public company for audit and legal services, director and officer liability insurance, and fees and expenses for board members in connection with service on the board and its committees to be disproportionate to the Company’s AIA and its NI.

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

We intend to borrow money to acquire properties and make other investments.  There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment.  Under our charter, the maximum amount of our indebtedness shall not exceed 300% of our “net assets” (as defined by the NASAA REIT Guidelines) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors.  In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Our policy limitation, however, does not apply to individual real estate assets and will only apply once we have ceased raising capital under the Offering or any subsequent offering and invested substantially all of our capital.  As a result, we expect to borrow more than 75% of the contract purchase price of each real estate asset we acquire during the early periods of our operations to the extent our board of directors determines that borrowing at these levels is prudent.

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

Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions, developments and property contributions.  This may result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders at current levels.  In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (1) leads to a decline in real estate values generally; (2) slows real estate transaction activity; (3) reduces the loan to value upon which lenders are willing to extend debt and (4) results in difficulty in refinancing debt as it becomes due, all of which may reasonably be expected to have a material adverse impact on the value of real estate investments and the revenues, income or cash flow from the acquisition and operations of real properties and mortgage loans.  In addition, the current state of the debt markets has negatively impacted the ability to raise equity capital.

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

At March 31, 2009, our note payable balance was $18.5 million and consisted of the note payable related to 1875 Lawrence.  We have unconditionally guaranteed payment of the loan for an amount not to exceed the lesser of (i) $11.75 million and (ii) 50% of the total amount advanced under the loan agreement if the aggregate amount advanced is less than $23.5 million.  At March 31, 2009, the interest rate on this note was 6.25% and the loan matures on December 31, 2012.  Our loan agreement stipulates that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios.  As of March 31, 2009, we believe we were in compliance with the debt covenants under our loan agreement.

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  FFO is defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, and subsidiaries.  We believe that FFO is helpful to investors and our management as a measure of operating performance of our operating assets because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, provides a supplemental understanding of our performance and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  FFO should not be considered as an alternative to net income (loss) or as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

Our calculation of FFO for the three months ended March 31, 2009 and 2008 is presented below (amounts in thousands except per share amounts):

	Three Months Ended March 31,
	2009	2008

Net loss, as reported	$(541)	$(64)
Adjustments for:
Real estate depreciation (1)	265	—
Real estate amortization (1)	338	—

Funds from operations (FFO)	$62	$(64)

GAAP weighted average shares:
Basic and diluted	7,901	22
FFO per share	$0.01	$(2.86)

(1) This represents the depreciation and amortization expense of the property we consolidate.

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results.

•                  Straight-line rental revenue of $13,000 was recognized for the three months ended March 31, 2009.  There was no straight-line rental revenue recognized for the three months ended March 31, 2008.

•                  Amortization of intangible lease assets and liabilities was recognized as a net increase to rental revenues of $270,000 for the three months ended March 31, 2009.  There was no amortization of intangible lease assets for the three months ended March 31, 2008.

•                  Amortization of deferred financing costs of $33,000 was recognized as interest expense for our note payable for the three months ended March 31, 2009.  No such charges were incurred for the three months ended March 31, 2008.

In addition, cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before interest expense, asset management fees, interest income, general and administrative expenses, depreciation, amortization, and the sale of assets.  We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI reflects the operating performance of our properties and excludes certain items that are not associated with management of the properties.  To facilitate understanding of this financial measure, a reconciliation of net operating income to net income (loss) has been provided in accordance with GAAP.  Our calculation of NOI for the three months ended March 31, 2009 and 2008 is presented below:

	Three Months Ended March 31,
	2009	2008

Revenues	$1,325	$—

Operating expenses:
Property operating expenses	344	—
Real estate taxes	140	—
Property management fees	46	—
Total operating expenses	530	—

Net operating income	$795	$—

Reconciliation to Net Loss
Net operating income	$795	$—

Less:
Depreciation and amortization	(603)	—
General and administrative expense	(421)	(70)
Interest expense	(326)	—
Asset management fees	(86)	—
Add:
Interest income	100	6

Net loss	$(541)	$(64)

Distributions

Distributions are authorized at the discretion of our board of directors based on its analysis of our performance over the previous period, expectations of performance for future periods, including actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, general financial condition, and other factors that our board deems relevant.  The board’s decision will be influenced, in substantial part, by its obligation to ensure that we maintain our status as a REIT.  In light of the pervasive and fundamental disruptions in the global financial and real estate markets, we cannot provide assurance that we will be able to achieve expected cash flows necessary to continue to pay distributions at any particular level, or at all.  If the current economic conditions continue, our board could determine to reduce our current distribution rate or cease paying distributions in order to conserve cash.

Until proceeds from our offerings are fully invested and generating sufficient operating cash flow to fully fund the payment of distributions to stockholders, we have and will continue to pay some or all of our distributions from sources other than operating cash flow.  We may, for example, generate cash to pay distributions from financing activities, components of which may include proceeds from our offerings and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow.  In addition, from time to time, our advisor and its affiliates may agree to waive or defer all, or a portion, of the acquisition, asset management or other fees or incentives due to them, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash that we have available to pay distributions to our stockholders.

The distributions paid during the three months ended March 31, 2009 were $554,000.  For the three months ended March 31, 2009, cash flow used in operating activities was $151,000.  Accordingly, for the three months ended March 31, 2009, distributions were funded from proceeds from our offering.

The following are the distributions paid and declared for the three months ended March 31, 2009.

				Total	Declared
	Distributions Paid			Distributions	Distribution
2009	Cash	DRIP	Total	Declared	Per Share
First Quarter	$138	$416	$554	$586	$0.07

There were no distributions declared or paid for the three months ended March 31, 2008.  Distributions declared per share assumes the share was issued and outstanding each day during the period and is based on a declared daily distribution for the period of $0.0008219 per share per day.  Each day during the first quarter was a record date for distributions.

Over the long term, we expect that more of our distributions will be paid from cash flow from operating activities (except with respect to distributions related to sales of our assets).  However, operating performance cannot be accurately predicted due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate environment, the types and mix of investments in our portfolio and the accounting treatment of our investments in accordance with our accounting policies.  In addition, effective on June 2009, our board of directors increased our distribution rate from an annual effective rate of 3.0% to 5.0%.  As a result, future distributions declared and paid may continue to exceed cash flow from operating activities.

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

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  At March 31, 2009, we had one note payable outstanding which was subject to a variable interest rate based on LIBOR plus a margin of 2.5%.  However, the note payable has a minimum interest rate of 6.25%, which if the LIBOR rate increased 100 basis points, would not result in an increase to a rate above the minimum.

Item 4T.                                                   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2009, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of March 31, 2009, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                                                           Legal Proceedings.

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.                                                  Risk Factors.

The following risk factors update and should be read in conjunction with the risk factors contained in the “Risk Factors” section set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

The prior performance information as of December 31, 2008 with respect to the nonpublic real estate investment programs sponsored by affiliates of our advisor is unaudited and may change when the respective audits are complete.

The prior performance information as of December 31, 2008 with respect to the nonpublic programs sponsored by affiliates of our advisor is unaudited.  This information appears in the Prior Performance Tables contained in our Form 8-K filed with the SEC on April 16, 2009 and has been incorporated by reference into the prospectus, related to the Offering.  The auditors for these programs are currently auditing that financial information.  We have no reason to believe the final audited financial information will differ materially from that appearing in the Form 8-K.  However, the tight credit market and depressed real estate markets the U.S. economy is currently experiencing have led many other real estate companies to record significant losses and recognize impairment in value of assets.  We therefore can provide no assurance that the auditors will not propose material adjustments to the prior performance information as part of their auditing procedures.  Because of the increased chances of material adjustments to the prior performance figures, prospective investors should be more cautious than usual when considering the unaudited 2008 prior performance information for these nonpublic programs.  Such prior performance information should not be relied upon as an indicator of our performance.

Because we rely on affiliates of Behringer Harvard Holdings for the provision of advisory, property management and dealer manager services, if Behringer Harvard Holdings is unable to meet its obligations we may be required to find alternative providers of these services, which could result in a significant and costly disruption of our business.

Behringer Harvard Holdings, through one or more of its subsidiaries, owns and controls our advisor, our property manager and our dealer manager. The operations of our advisor, our property manager and our dealer manager rely substantially on Behringer Harvard Holdings. In light of the common ownership of these entities and their reliance on Behringer Harvard Holdings, we consider the financial condition of Behringer Harvard Holdings when assessing the financial condition of our advisor, our property manager and our dealer manager.  Behringer Harvard Holdings is largely dependent on fee income from its sponsored real estate programs.  The current real estate market disruptions could adversely affect the amount of such fee income.  In the event that Behringer Harvard Holdings becomes unable to meet its obligations as they become due, we might be required to find alternative service providers, which could result in a significant disruption of our business and would likely adversely affect the value of your investment in us.

From time to time, we may rely on financial institutions for debt financing and, as a result, may be adversely affected by the failure of a financial institution to honor its lending obligations.

From time to time, we may rely on financial institutions for financing acquisitions, for financing development projects in which we invest, for funding credit facilities used for general corporate purposes or for other funding needs.  As a result of the recent and continuing economic slowdown and financial market disruptions, certain financial institutions have become insolvent or been served with cease and desist orders or other administration actions by federal bank regulators due to a lack of required capital.  While not presently an issue for us, some of these financial institutions may become insolvent, enter into receivership or otherwise become unable to fulfill or be prevented from fulfilling their respective financial obligations to their borrowers.  Should a financial institution on which we rely fail to meet its funding obligations to us or to an entity in which we have invested, our liquidity or the liquidity of the entity in which we have invested could be materially adversely affected, we could become unable to take advantage of acquisition opportunities and we could suffer losses on development projects or other investments that require additional capital.  Furthermore, if the loan is made to an entity in which we have invested, such as a development project, and we and our affiliates are not parties to the loan, we will be unable to take direct action against the financial institution to compel it to honor its financial obligations.  In addition, if a financial institution on which we rely becomes insolvent or enters into receivership, or if other regulatory action is taken against it, we may not be able to enforce any contractual rights we would otherwise have against it.

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

We are offering a maximum of 100,000,000 shares in our primary offering at an aggregate offering price of up to $1 billion, or $10.00 per share with discounts available to certain categories of purchasers.  The 25,000,000 shares offered under the DRIP are initially being offered at an aggregate offering price of $237.5 million, or $9.50 per share.  Behringer Securities LP, an affiliate of our advisor, is the dealer manager of the Offering.  As of March 31, 2009, we had sold 8,539,480 shares of our common stock, net of the 22,471 shares issued to Behringer Harvard Holdings, on a best efforts basis pursuant to the Offering for gross offering proceeds of approximately $85.2 million.

From the commencement of the Offering through March 31, 2009, we incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering:

Type of Expense	Amount
Other expenses to affiliates (1)	$14,561
Other expenses to non-affiliates	—

Total expenses	$14,561

(1) “Other expenses to affiliates” includes commissions and dealer manager fees paid to Behringer Securities, which reallowed all or a portion of the commissions and fees to soliciting dealers.

From the commencement of the Offering through March 31, 2009, the net offering proceeds to us from the Offering, including the DRIP, after deducting the total expenses incurred described above, were $70.6 million.  From the commencement of the Offering through March 31, 2009, we had used $17.3 million of such net proceeds to purchase interests in real estate, net of notes payable.  Of the amount used for the purchase of these investments, $0.9 million was paid to Behringer Opportunity Advisors II, as acquisition and advisory fees and acquisition expense reimbursement.

Recent Shares of Unregistered Securities

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Redemption Program

Our board of directors has adopted a share redemption program that permits our stockholders to sell their shares to us after they have held them for at least one year, subject to significant conditions and limitations.  The purchase price for the redeemed shares is set forth in the prospectus for the offering of our common stock.  Subject to certain limitations, we will waive the one-year holding requirement for redemptions sought upon a stockholder’s death or qualifying disability or redemptions sought upon a stockholder’s confinement to a long-term care facility.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of other exigent circumstances affecting a stockholder such as bankruptcy or a mandatory distribution requirement under the stockholder’s IRA, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) otherwise amend the terms for the share redemption program.  Under the terms of the program, we will not redeem in excess of 5% of the weighted-average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, our board of directors will determine at least quarterly whether we have sufficient cash to repurchase shares, and such purchases will generally be limited to proceeds from the DRIP plus 1% of operating cash flow from the previous fiscal year (to the extent positive).  For the three months ended March 31, 2009, no shares had been redeemed or presented for redemption.

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

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

Dated: May 15, 2009	By:	/s/ Gary S. Bresky
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

4.1

Form of Subscription Agreement (included as Exhibit A to prospectus, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-140887)

4.2

Distribution Reinvestment Plan (included as Exhibit B to prospectus), incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-140887.

4.3

Share Redemption Program (incorporated by reference from the description under “Description of Shares — Share Redemption Program” in the prospectus), incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-140887.

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