Form 10-Q
period 2009-06-30
Behringer Harvard Opportunity REIT II, Inc.
filed 2009-08-14
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of July 31, 2009, Behringer Harvard Opportunity REIT II, Inc. had 11,151,770 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

FORM 10-Q

Quarter Ended June 30, 2009

PART I

FINANCIAL INFORMATION

Item 1.       Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2009	2008
Assets
Real estate
Land	$9,000	$9,000
Buildings, net	25,674	25,964
Total real estate	34,674	34,964

Cash and cash equivalents	73,796	47,375
Accounts receivable, net	65	44
Receivable from related party	305	501
Prepaid expenses and other assets	235	129
Deferred financing fees, net	466	533
Lease intangibles, net	2,146	2,797
Total assets	$111,687	$86,343

Liabilities and Stockholders’ Equity
Note payable	$18,500	$18,500
Payables to related parties	6,322	5,519
Acquired below-market leases, net	1,642	2,262
Distributions payable	418	181
Accrued and other liabilities	999	1,059
Total liabilities	27,881	27,521

Stockholders’ Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 10,466,086 and 7,323,180 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	1	1
Additional paid-in capital	87,177	59,987
Cumulative distributions and net loss	(3,372)	(1,166)
Total stockholders’ equity	83,806	58,822
Total liabilities and stockholders’ equity	$111,687	$86,343

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Rental revenue	$1,449	$—	$2,774	$—

Expenses:
Property operating expenses	277	—	621	—
Interest expense	325	—	651	—
Real estate taxes	140	—	280	—
Property management fees	44	—	90	—
Asset management fees	86	—	172	—
General and administrative	239	217	660	286
Depreciation and amortization	661	—	1,264	—
Total expenses	1,772	217	3,738	286

Interest income, net	125	42	225	47
Net loss	$(198)	$(175)	$(739)	$(239)

Basic and diluted weighted average shares outstanding	9,519	969	8,714	496

Basic and diluted loss per share	$(0.02)	$(0.18)	$(0.09)	$(0.48)

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statement of Stockholders’ Equity

(in thousands)

(Unaudited)

	Convertible Stock		Common Stock		Additional	Cumulative	Total
	Number	Par	Number	Par	Paid-in	Distributions	Stockholders’
	of Shares	Value	of Shares	Value	Capital	and Net Loss	Equity
Balance at January 1, 2009	1	$—	7,323	$1	$59,987	$(1,166)	$58,822

Issuance of common stock, net			3,168	—	27,414	—	27,414
Redemption of common stock			(25)	—	(224)	—	(224)
Distributions declared on common stock			—	—	—	(1,467)	(1,467)
Net loss						(739)	(739)
Balance at June 30, 2009	1	$—	10,466	$1	$87,177	$(3,372)	$83,806

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(739)	$(239)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	645	—
Amortization of deferred financing fees	67	—
Change in accounts receivable	(21)	—
Change in prepaid expenses and other assets	114	—
Change in accrued liabilities	(60)	45
Change in net payables to related parties	106	58
Addition of lease intangibles	(89)	—
Cash provided by (used in) operating activities	23	(136)

Cash flows from investing activities:
Escrow deposits and other assets	(220)	—
Additions of property and equipment	(233)	—
Cash used in investing activities	(453)	—

Cash flows from financing activities:
Issuance of common/convertible stock	30,673	21,344
Redemptions of common stock	(224)	—
Offering costs	(3,288)	(1,969)
Distributions	(310)	(8)
Change in subscriptions for common stock	—	262
Change in subscription cash received	—	(262)
Cash provided by financing activities	26,851	19,367

Net change in cash and cash equivalents	26,421	19,231
Cash and cash equivalents at beginning of period	47,375	203
Cash and cash equivalents at end of period	$73,796	$19,434

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.                                      Business and Organization

Business

Behringer Harvard Opportunity REIT II, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) was organized as a Maryland corporation on January 9, 2007 and intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes effective for our taxable year ended December 31, 2008.  We acquire and operate commercial real estate and real estate-related assets.  In particular, we focus generally on acquiring commercial properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  In addition, given economic circumstances as of June 30, 2009, our opportunistic investment strategy may also include investments in real estate-related assets that present opportunities for higher current income.  Such investments may also have capital gain characteristics, whether as a result of a discount purchase or related equity participations.  We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties.  These properties may be existing, income-producing properties, newly constructed properties, or properties under development or construction and may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multi-tenant use.  Further, we may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  We also may originate or invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans, and Section 1031 tenant-in-common interests (including those issued by affiliates of our advisor), or in entities that make investments similar to the foregoing.  We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions.  We completed our first property acquisition on October 28, 2008 and, as of June 30, 2009, it is our only real estate acquisition.

Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware on January 12, 2007 (“Behringer Harvard Opportunity OP II”).  As of June 30, 2009, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, was the sole general partner of Behringer Harvard Opportunity OP II and owned a 0.1% partnership interest in Behringer Harvard Opportunity OP II.  As of June 30, 2009, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of Behringer Harvard Opportunity OP II.

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

Organization

On February 26, 2007, we filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (“SEC”) to offer up to 125,000,000 shares of common stock for sale to the public (the “Offering”), of which 25,000,000 shares are being offered pursuant to our distribution reinvestment plan (the “DRP”).  We reserve the right to reallocate the shares we are offering between our primary offering and the DRP.  The SEC declared our Registration Statement effective on January 4, 2008, and we commenced our ongoing initial public offering on January 21, 2008.

In connection with our initial capitalization, on January 19, 2007, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer Harvard Holdings, an affiliate of our advisor.  As of June 30, 2009, we had 10,466,086 shares of common stock outstanding, which includes the 22,471 shares issued to Behringer Harvard Holdings.  As of June 30, 2009, we had 1,000 shares of convertible stock issued and outstanding to Behringer Harvard Holdings.

We commenced operations on April 1, 2008 upon satisfaction of the conditions of our escrow agreement in all states except Pennsylvania and our acceptance of initial subscriptions of common stock.  On September 19, 2008, we satisfied the escrow conditions for Pennsylvania.  Upon admission of new stockholders, subscription proceeds are used for payment of dealer manager fees and selling commissions and may be utilized as consideration for investments and the payment or reimbursement of offering expenses and operating expenses.  Until required for such purposes, net offering proceeds are held in short-term, liquid investments.  Through June 30, 2009, we had sold 10,470,537 shares in the Offering, including the DRP for gross proceeds of $104.4 million.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying consolidated balance sheet and consolidated statement of stockholders’ equity as of June 30, 2009, the consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to fairly present our consolidated financial position as of June 30, 2009 and December 31, 2008 and our consolidated results of operations and cash flows for the periods ended June 30, 2009 and 2008.  Such adjustments are of a normal recurring nature.

We have evaluated subsequent events after the balance sheet date of June 30, 2009 through August 14, 2009, which is the date the financial statements were issued.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired will be evaluated based on applicable GAAP, which includes the requirement to consolidate entities deemed to be variable interest entities (“VIE”) in which we are the primary beneficiary.  If the interest in the entity is determined not to be a VIE, then the entities will be evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement.  In the Notes to Consolidated Financial Statements, all dollar and share amounts in tabulation are in thousands of dollars and shares, respectively, unless otherwise noted.

There are judgments and estimates involved in determining if an entity in which we have made an investment is a VIE and if so, whether we are the primary beneficiary.  The entity is evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity.  Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility, and using a discount rate to determine the net present value of those future losses.  A change in the judgments, assumptions, and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment using the equity method that should in fact be consolidated, the effects of which could be material to our financial statements.

Real Estate

Upon the acquisition of real estate properties, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their fair values.  The acquisition date is the date on which we obtain control of the real estate property.  The assets acquired and liabilities assumed may consist of buildings, any assumed debt, identified intangible assets and asset retirement obligations.  Identified intangible assets generally consist of the above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.  Acquisition-related costs are expensed in the period incurred.

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

We amortize the value of in-place leases to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles is charged to expense.  As of June 30, 2009, the estimated remaining useful life for acquired lease intangibles was approximately two years.

Anticipated amortization expense associated with the acquired lease intangibles as of June 30, 2009 is as follows:

Lease Intangibles
July 1, 2009 - December 31, 2009	$100
2010	228
2011	38
2012	—
2013	—

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

			Acquired
	Buildings and	Lease	Below-Market
As of June 30, 2009	Improvements	Intangibles	Leases
Cost	$26,371	$3,010	$(2,317)
Less: depreciation and amortization	(697)	(864)	675

Net	$25,674	$2,146	$(1,642)

			Acquired
	Buildings and	Lease	Below-Market
As of December 31, 2008	Improvements	Intangibles	Leases
Cost	$26,138	$3,021	$(2,441)
Less: depreciation and amortization	(174)	(224)	179

Net	$25,964	$2,797	$(2,262)

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

We believe the carrying value of our operating real estate asset is currently recoverable.  Accordingly, there were no impairment charges for the six months ended June 30, 2009 or 2008.  However, if market conditions worsen beyond our current expectations, or if changes in our development strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing asset.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Straight-line rental revenue of less than $0.1 million was recognized in rental revenues for the six months ended June 30, 2009.  There was no straight-line rental revenue recognized for the six months ended June 30, 2008.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Organization and Offering Expenses

We reimburse our advisor or its affiliates for any organization and offering expenses incurred on our behalf in connection with the primary offering (other than selling commissions and the dealer manager fee) provided that at no point will we reimburse expenses that would cause our total organization and offering expenses (other than selling commissions and the dealer manager fee) related to our primary offering to exceed 1.5% of gross offering proceeds from the primary offering.  Organization and offering expenses are defined generally as any and all costs and expenses incurred by us in connection with our formation, preparing for the Offering, the qualification and registration of the Offering, and the marketing and distribution of our shares.  Organization and offering expenses include, but are not limited to, accounting and legal fees, costs to amend the registration statement and supplement the prospectus, printing, mailing and distribution costs, filing fees, amounts to reimburse our advisor or its affiliates for the salaries of employees, and other costs in connection with preparing supplemental sales literature, telecommunication costs, fees of the transfer agent, registrars, trustees, escrow holders, depositories and experts, and fees and costs for employees of our advisor or its affiliates to attend industry conferences.  At each balance sheet date, we estimate the total gross public offering proceeds expected to be received under the Offering and recognize the amount of organization and offering reimbursement.  We record the amount of reimbursement at the lower of (a) 1.5% of the estimated gross public offering proceeds, or (b) the actual organization and offering costs incurred by our advisor or its affiliates.

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

Stock-Based Compensation

We have adopted a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates.  We have not issued any stock-based awards under the plan as of June 30, 2009.

Concentration of Credit Risk

At June 30, 2009, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.  The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  Beginning October 3, 2008 through December 31, 2009, the FDIC will insure up to $250,000 per depositor per insured bank; on January 1, 2010, the standard coverage limit will return to $100,000 for most deposit categories.  Unlimited deposit insurance coverage will be available to our non-interest bearing transaction accounts held at those institutions participating in FDIC’s Temporary Liquidity Guarantee Program through December 31, 2009.

Earnings per Share

Earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during each period.  The weighted average shares outstanding used to calculate both basic and diluted income (loss) per share were the same for the three and six months ended June 30, 2009 and 2008 as there were no stock-based awards outstanding.

4.                                      New Accounting Pronouncements

In November 2008, the Financial Accounting Standards Board (“FASB”) reached a consensus on Emerging Issues Task Force (“EITF”) Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which was issued to clarify how the application of equity method accounting will be affected by Statement of Financial Accounting Standards Board (“SFAS”) SFAS No. 141(R) and SFAS No. 160.  EITF 08-6 clarifies that an entity shall continue to use the cost accumulation model for its equity method investments.  It also confirms past accounting practices related to the

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

treatment of contingent consideration and the use of the impairment model under Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB No. 18”).  Additionally, it requires an equity method investor to account for a share issuance by an investee as if the investor had sold a proportionate share of the investment.  This issue was effective January 1, 2009, and applies prospectively.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased.   We adopted the provisions of FSP FAS 157-4 effective April 1, 2009, and it did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We have included the required disclosures in this quarterly report on Form 10-Q for the quarter ended June 30, 2009 (See Note 9).

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.   It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether the date represents the actual date the financial statements were issued or were available to be issued.  SFAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009.  We have included the required disclosures in this quarterly report on Form 10-Q for the quarter ended June 30, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  SFAS No. 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE.  SFAS No. 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a VIE, a company’s power over a VIE, or a company’s obligation to absorb losses or its rights to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions.  SFAS No. 167 is applicable for annual periods after November 15, 2009 and interim periods thereafter.  We are currently assessing the impact, if any, on our consolidated financial statements.

5.                                      Note Payable

The following table sets forth our note payable on 1875 Lawrence as of June 30, 2009.

		Interest	Maturity
Description	Balance	Rate	Date
1875 Lawrence	$18,500	30-day LIBOR + 2.5% (1)	12/31/12

(1) 30-day LIBOR was 0.309% at June 30, 2009.  The loan has a minimum interest rate of 6.25%.

We have unconditionally guaranteed payment of the loan for an amount not to exceed the lesser of (i) $11.75 million and (ii) 50% of the total amount advanced under the loan agreement if the aggregate amount advanced is less than $23.5 million.

We are subject to affirmative, negative, and financial covenants, representations, warranties and borrowing conditions, all as set forth in the loan agreement.  As of June 30, 2009, we believe we were in compliance with the covenants under our loan agreement.

The following table summarizes our contractual obligations for principal payments as of June 30, 2009:

Year	Amount Due
2011	$740
2012	17,760
$18,500

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

6.                                      Leasing Activity

Future minimum base rental payments due to us under non-cancelable leases in effect as of June 30, 2009 for 1875 Lawrence are as follows:

Minimum Rental Payments
July 1, 2009 - December 31, 2009	$1,697
2010	3,002
2011	1,652
2012	1,006
2013	699
Thereafter	225

Total	$8,281

As of June 30, 2009, one of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated property, 1875 Lawrence.  Policy Studies, Inc. accounted for rental revenue of approximately $0.4 million, or approximately 14%, of our aggregate rental revenues for the six months ended June 30, 2009. There was no contingent rent included in rental revenue for the three and six months ended June 30, 2009 or 2008.

7.                                      Distributions

We initiated the payment of monthly distributions in April 2008 in the amount of a 3% annualized rate of return, based on an investment in our common stock of $10.00 per share and calculated on a daily record basis of $0.0008219 per share.  The annualized rate of return was raised to 5% effective June 1, 2009, calculated on a daily record basis of $0.0013699 per share.  A portion of each distribution is expected to constitute a return of capital for tax purposes.  Pursuant to the DRP, stockholders may elect to reinvest any cash distribution in additional shares of common stock.  We record all distributions when declared, except that the stock issued through the DRP is recorded when the shares are actually issued.  Distributions declared and payable as of June 30, 2009 were $0.4 million, which included $0.1 million of cash distributions payable.

The following are the distributions declared for the three and six months ended June 30, 2009 and 2008.

2009	Cash	DRP	Total
2nd Quarter	$227	$654	$881
1st Quarter	147	439	586
Total	$374	$1,093	$1,467

2008	Cash	DRP	Total
2nd Quarter	$17	$57	$74
1st Quarter	—	—	—
Total	$17	$57	$74

8.                                      Related Party Transactions

Our advisor and certain of its affiliates will receive fees and compensation in connection with the Offering, and in connection with the acquisition, management, and sale of our assets.

Behringer Securities LP (“Behringer Securities”), the dealer-manager and an affiliate of our advisor, receives commissions of up to 7% of gross offering proceeds.  Behringer Securities reallows 100% of selling commissions earned to participating broker-dealers.  In addition, we pay Behringer Securities a dealer manager fee of up to 2.5% of gross offering proceeds.  Pursuant to separately negotiated agreements, Behringer Securities may reallow a portion of its dealer manager fee in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in the Offering; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts and no more than 0.5% of gross offering proceeds for out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties.  Further, in special cases pursuant to separately negotiated agreements and subject to

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

applicable limitations imposed by the Financial Industry Regulatory Authority, Behringer Securities may use a portion of its dealer manager fee to reimburse certain broker-dealers participating in the Offering for technology costs and expenses associated with the Offering and costs and expenses associated with the facilitation of the marketing and ownership of our shares by such broker-dealers’ customers.  No selling commissions or dealer manager fee will be paid for sales under the DRP.  For the six months ended June 30, 2009, Behringer Securities earned selling commissions and dealer manager fees of $2.1 million and $0.8 million, respectively, which were recorded as a reduction to additional paid-in capital.  For the six months ended June 30, 2008, Behringer Securities earned selling commissions and dealer manager fees of $1.4 million and $0.5 million, respectively, which were recorded as a reduction to additional paid-in capital.

We reimburse Behringer Opportunity Advisors II or its affiliates for any organization and offering expenses incurred on our behalf in connection with our primary offering (other than selling commissions and the dealer manager fee) provided that at no point will we reimburse expenses that would cause our total organization and offering expenses related to the primary offering (other than selling commissions and the dealer manager fee) to exceed 1.5% of gross offering proceeds from the primary offering.  Since our inception through June 30, 2009, approximately $7.7 million of organization and offering expenses had been incurred by Behringer Opportunity Advisors II or its affiliates on our behalf.  Of this amount, $1.5 million had been reimbursed by us and $6.2 million of reimbursements payable is included in payables to affiliates on our balance sheet.  Of the $6.2 million of reimbursements payable as of June 30, 2009, $0.1 million had been expensed as organizational costs with the remainder recorded as a reduction of additional paid-in capital.  Behringer Opportunity Advisors II or its affiliates determines the amount of organization and offering expenses owed based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on respective equity offering results of those entities in offering.

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

Our advisor or its affiliates also receive an acquisition expense reimbursement in the amount of 0.25% of the funds paid for purchasing an asset, including any debt attributable to the asset, plus 0.25% of the funds budgeted for development, construction, or improvement in the case of assets that we acquire and intend to develop, construct, or improve.  Our advisor or its affiliates will also receive an acquisition expense reimbursement in the amount of 0.25% of the funds advanced in respect of a loan or other investment.  We also pay third parties, or reimburse the advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder’s fees, title insurance, premium expenses, and other closing costs.  Our advisor or its affiliates are responsible for paying all of the expenses it incurs associated with persons employed by the advisor to the extent dedicated to making investments for us, such as wages and benefits of the investment personnel.  Our advisor or its affiliates are also responsible for paying all of the investment-related expenses that we or our advisor or its affiliates incur that are due to third parties with respect to investments we do not make.  For the six months ended June 30, 2009 and 2008, we incurred no acquisition and advisory fees or acquisition expense reimbursements.

We pay our advisor or its affiliates a debt financing fee of 1% of the amount available under any loan or line of credit made available to us.  It is anticipated that our advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. We incurred no such fees for the six months ended June 30, 2009 or 2008.

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

We pay our property manager and affiliate of our advisor, Behringer Harvard Opportunity II Management Services, LLC (“BHO II Management”), or its affiliates, fees for the management, leasing, and construction supervision of our properties.  Property management fees are 4.5% of the gross revenues of the properties managed by BHO II Management or its affiliates plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a third-party property manager in respect of a property, BHO II Management or its affiliates receives an oversight fee equal to 0.5% of the gross revenues of the property managed.  In no event will BHO II Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay BHO II Management directly for its services, we will pay BHO II Management a management fee or oversight fee, as applicable,

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

based only on an economic interest in the property.  We incurred and expensed property management fees or oversight fees to BHO II Management of less than $0.1 million for the six months ended June 30, 2009.  We incurred no such fees for the six months ended June 30, 2008.

We pay our advisor or its affiliates a monthly asset management fee of one-twelfth of 1.0% of the sum of the higher of the cost or value of each asset.  For the six months ended June 30, 2009, we expensed $0.2 million of asset management fees.  We incurred no such fees for the six months ended June 30, 2008.

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

We reimburse our advisor or its affiliates for all expenses paid or incurred by the advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (A) 2% of our average invested assets, or (B) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period.  Notwithstanding the above, we may reimburse the advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the six months ended June 30, 2009 and 2008, we incurred and expensed such costs for administrative services totaling $0.2 million and less than $0.1 million, respectively.

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

As of June 30, 2009 and December 31, 2008, management estimated that the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.

As of June 30, 2009 and December 31, 2008, our note payable totaled $18.5 million and consisted of one variable interest loan that we entered into on December 31, 2008.  The loan has a variable interest rate with a minimum rate of 6.25%.  We believe that the carrying value of this loan approximates its fair value at June 30, 2009 and December 31, 2008.

The fair value estimates presented herein are based on information available to our management as of June 30, 2009 and December 31, 2008.  Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

10.                               Supplemental Cash Flow Information

Supplemental cash flow information is summarized below:

	Six months ended June 30,
	2009	2008
Interest paid	$488	$—

Non-cash investing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	$—	$265

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$921	$25
Accrued dividends payable	$418	$—
Offering costs payable to related parties	$892	$3,751

11.          Subsequent Event

On August 14, 2009, we entered into an agreement to provide $25 million of second lien financing for the privatization and improvements to approximately 3,200 lodging units located on ten U.S. Army installations. The loan accrues interest at 18% per annum and is scheduled to mature September 1, 2016. Proceeds of our offering of common stock to the public were used to fund the loan.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in the Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008, and the risks identified in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, both as filed with the SEC.

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

Executive Overview

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic basis.  In particular, we focus generally on acquiring commercial properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  In addition, given current economic circumstances, our opportunistic investment strategy may also include investments in loans secured by or related to real estate at more attractive rates of current return than have been available for some time.  Such loan investments may also have capital gain characteristics, whether as a result of a discount purchase or related equity participations.  We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties.  These properties may be existing, income-producing properties, newly constructed properties or properties under development or construction, and may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multi-tenant use.  Further, we may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  We also may originate or invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans, and Section 1031 tenant-in-common interests (including those issued by affiliates of our advisor), or in entities that make investments similar to the foregoing.  We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on our new and existing market conditions.  As of June 30, 2009, we had acquired one property, 1875 Lawrence, located in Denver, Colorado.

On February 26, 2007, we filed a Registration Statement on Form S-11 with the SEC to offer up to 125,000,000 shares of common stock for sale to the public, of which 25,000,000 shares are being offered pursuant to our DRP.  We reserve the right to reallocate the shares we are offering between our primary offering and the DRP.  The SEC declared our Registration Statement effective on January 4, 2008, and we commenced our ongoing initial public offering on January 21,

2008.  We commenced operations on April 1, 2008 upon satisfaction of the conditions of our escrow agreement and acceptance of initial subscriptions of common stock.

Market Outlook

During 2008 and continuing into the first half of 2009, the U.S. and global economy experienced a significant downturn.  This downturn included disruptions in the broader financial and credit markets, declining consumer confidence, and an increase in unemployment rates.  These conditions have contributed to weakened market conditions.  Due to the struggling U.S. and global economies, we believe that overall demand across most real estate sectors including office, multifamily, hospitality, and retail will continue to decline due to losses in the financial and professional services industries and increasing unemployment.  Further, we believe that corresponding rental rates will also remain weak at least through the remainder of the current year.  The national vacancy percentage for office space increased from 14.5% in the fourth quarter of 2008 to 15.9% in the second quarter of 2009.  We also believe that tenant defaults across the nation are likely to increase in the short-term.  To date, we have not experienced any significant tenant defaults.

Our real estate asset is located in Denver, Colorado.  According to Property and Portfolio Research (“PPR”), although the Denver market has been hit hard by the current economic crisis, this market is expected to be one of the first to rebound with the recovery beginning in 2010.  It is anticipated that any rebound will be led in large part by increases in jobs in business and professional services and government hiring, as well as the education, health services, and information industries.  According to PPR, office vacancy rates in the Denver market will continue to rise through the remainder of 2009.  However, PPR anticipates that Denver may have one of the largest office vacancy recoveries in the nation due in large part to Denver’s concentration of technology and heath-care employers.

While it is unclear as to when the overall economy will recover, we do not expect conditions to improve significantly in the near future.  Management expects that the current volatility in the capital markets will continue, at least in the short-term.  This volatility has significantly impacted the availability of credit for borrowers. This tightening of credit may hinder our ability to take advantage of current opportunities in the marketplace.  We have placed a high priority on maintaining strong relationships with banks and other lenders.  We believe, though the opportunities for obtaining new credit have diminished, that our strong relationships with our lenders will enhance our opportunities for securing credit for future investments.

As a result of the existing economic conditions, our primary objectives are to raise capital and to take advantage of favorable investment opportunities.  We believe that the current economic environment will result in investment opportunities for many high-quality real estate and real estate-related assets.  To the extent that we have capital available to invest, we plan to actively pursue investment opportunities.

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

The commercial real estate debt markets are currently experiencing volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage-backed securities in the market.  Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium.  This is resulting in lenders increasing the cost for debt financing.  Consequently, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms. Our ability to borrow funds to finance future acquisitions could be adversely affected by our inability to secure permanent financing on reasonable terms, if at all.

Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions, developments and property contributions.  This may result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders at current levels.  In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (i) leads to a decline in real estate values generally; (ii) slows real estate transaction activity; (iii) reduces the loan to value upon which lenders are willing to extend debt; and, (iv) results in difficulty in refinancing debt as it becomes due, all of which may reasonably be expected to have a material adverse impact on the value of real estate investments and the revenues, income or cash flow from the acquisition and operations of real properties and mortgage loans.  In addition, the current state of the debt markets has negatively impacted the ability to raise equity capital.

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

At June 30, 2009, our note payable balance was $18.5 million and consisted of the note payable related to 1875 Lawrence.  We have unconditionally guaranteed payment of the loan for an amount not to exceed the lesser of (i) $11.75 million and (ii) 50% of the total amount advanced under the loan agreement if the aggregate amount advanced is less than $23.5 million.  At June 30, 2009, the interest rate on this note was 6.25%, and the loan matures on December 31, 2012.  Our loan agreement stipulates that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios.  As of June 30, 2009, we believe we were in compliance with the debt covenants under our loan agreement.

One of our principal long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of June 30, 2009.  The table does not represent any extension options.

	Payments Due by Period
	2009	2010-2011	2012-2013	After 2013	Total
Principal payments - variable rate debt	$—	$740	$17,760	$—	$18,500
Interest payments - variable rate debt (based on rates in effect as of June 30, 2009)	588	2,323	1,196	—	4,107

Total	$588	$3,063	$18,956	$—	$22,607

Results of Operations

As of June 30, 2009, we had invested in one property, 1875 Lawrence, located in Denver, Colorado.  As of June 30, 2008, we had no real estate or real estate-related assets.  Accordingly, our results of operations for the respective periods presented reflect increases in most categories due to the growth of our portfolio.  Management expects increases in most categories in the future as we purchase additional real estate and real estate-related assets and as we begin to realize the full year impact of our 2008 acquisition.

Three months ended June 30, 2009 as compared to the three months ended June 30, 2008

	Three Months Ended
	June 30,		Increase (Decrease)
	2009	2008	Amount	Percent
	(unaudited)
Revenue:	$1,449	$—	$1,449	n/a

Expenses:
Property operating expenses	$277	$—	$277	n/a
Interest expense	325	—	325	n/a
Real estate taxes	140	—	140	n/a
Property management fees	44	—	44	n/a
Asset management fees	86	—	86	n/a
General and administrative	239	217	22	10%
Depreciation and amortization	661	—	661	n/a
Total expenses	$1,772	$217	$1,555	717%

Revenues.  Revenues for the three months ended June 30, 2009 were $1.4 million and were generated by our consolidated property, 1875 Lawrence, which was acquired on October 28, 2008.  No revenue was generated for the three months ended June 30, 2008.  We expect increases in revenue in the future as we purchase additional real estate assets.

Property Operating Expenses.  Property operating expenses for the three months ended June 30, 2009 were $0.3 million and were comprised of operating expenses of 1875 Lawrence.  We incurred no property operating expenses for the three months ended June 30, 2008. We expect increases in property operating expenses in the future as we purchase additional real estate assets.

Interest Expense.  Interest expense for the three months ended June 30, 2009 was $0.3 million and was comprised of interest related to our note payable on 1875 Lawrence.  There was no interest expense for the three months ended June 30, 2008.  We expect increases in interest expense in the future as we purchase additional real estate assets and assume additional debt.

Property Management Fees.  Property management fees for the three months ended June 30, 2009 were less than $0.1 million and were comprised of fees related to 1875 Lawrence.  There were no property management fees for the three months ended June 30, 2008.  We expect increases in property management fees in the future as we purchase additional real estate assets.

Asset Management Fees.  Asset management fees for the three months ended June 30, 2009 were $0.1 million and were comprised of fees related to 1875 Lawrence.  There were no asset management fees for the three months ended June 30, 2008.  We expect increases in asset management fees in the future as we purchase additional real estate assets.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2009 and 2008 were $0.2 million, and were comprised of auditing fees, legal fees, board of directors’ fees, and other administrative expenses.  We expect increases in general and administrative expenses in the future as we purchase additional real estate assets.

Six months ended June 30, 2009 as compared to six months ended June 30, 2008

	Six Months Ended
	June 30,		Increase (Decrease)
	2009	2008	Amount	Percent
	(unaudited)
Revenue:	$2,774	$—	$2,774	n/a

Expenses:
Property operating expenses	$621	$—	$621	n/a
Interest expense	651	—	651	n/a
Real estate taxes	280	—	280	n/a
Property management fees	90	—	90	n/a
Asset management fees	172	—	172	n/a
General and administrative	660	286	374	131%
Depreciation and amortization	1,264	—	1,264	n/a
Total expenses	$3,738	$286	$3,452	1,207%

Revenues.  Revenues for the six months ended June 30, 2009 were $2.8 million and were generated by our consolidated property, 1875 Lawrence, which was acquired on October 28, 2008.  No revenue was generated for the six months ended June 30, 2008.  We expect increases in revenue in the future as we purchase additional real estate assets.

Property Operating Expenses.  Property operating expenses for the six months ended June 30, 2009 were $0.6 million and were comprised of operating expenses of 1875 Lawrence.  We incurred no property operating expenses for the six months ended June 30, 2008. We expect increases in property operating expenses in the future as we purchase additional real estate assets.

Interest Expense.  Interest expense for the six months ended June 30, 2009 was $0.7 million and was comprised of interest related to our note payable on 1875 Lawrence.  There was no interest expense for the three months ended June 30, 2008.  We expect increases in interest expense in the future as we purchase additional real estate assets and assume additional debt.

Property Management Fees.  Property management fees for the six months ended June 30, 2009 were $0.1 million and were comprised of fees related to 1875 Lawrence.  There were no property management fees for the six months ended June 30, 2008.  We expect increases in property management fees in the future as we purchase additional real estate assets.

Asset Management Fees.  Asset management fees for the six months ended June 30, 2009 were $0.2 million and were comprised of fees related to 1875 Lawrence.  There were no asset management fees for the six months ended June 30, 2008.  We expect increases in asset management fees in the future as we purchase additional real estate assets.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2009 were $0.7 million, as compared to $0.3 million for the six months ended June 30, 2008, and were comprised of auditing fees, legal fees, board of directors’ fees, and other administrative expenses.  We expect increases in general and administrative expenses in the future as we purchase additional real estate assets.

Cash Flow Analysis

Cash provided by operating activities for the six months ended June 30, 2009 was less than $0.1 million, and was comprised primarily of the net loss of $0.7 million, offset by depreciation and amortization of $0.6 million, changes in prepaid expenses and other assets of $0.1 million, and changes in net payables to related parties of $0.1 million.  Cash used in operating activities for the six months ended June 30, 2008 was $0.1 million and was comprised of the net loss of $0.2 million offset by changes in accrued liabilities and changes in net payables to related parties of less than $0.1 million, respectively.

Cash used in investing activities for the six months ended June 30, 2009 was $0.5 million, and was comprised of additions of property and equipment at 1875 Lawrence of approximately $0.2 million and escrow deposits and pre-acquisition costs on real estate to be acquired of $0.2 million.  There was no cash flow from investing activities for the six months ended June 30, 2008.

Cash provided by financing activities for the six months ended June 30, 2009 was $26.9 million, and was comprised of the issuance of common stock, net of offering costs, of approximately $27.4 million offset by distributions of $0.3 million and redemptions of common stock of $0.2 million.  Cash provided by financing activities for the six months ended June 30, 2008 was $19.4 million, and was primarily comprised of the issuance of common stock, net of offering costs, of $19.4 million.

Total Operating Expenses

In accordance with the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association, also known as the NASAA REIT Guidelines, our charter requires that we monitor our expenses on a trailing twelve month basis.  Our charter defines the following terms and requires that our Total Operating Expenses (“TOE”) are deemed to be excessive if at the end of any quarter they exceed for the prior trailing twelve month period the greater of 2% of our Average Invested Assets (“AIA”) or 25% of our Net Income (“NI”).  For the trailing twelve months ended June 30, 2009, TOE of $1.3 million exceeded the greater of 2% of our AIA or 25% of our NI by $0.8 million.  Our Board of Directors, including all of our independent directors, have reviewed this analysis and unanimously determined the excess to be justified because the Company did not acquire its first real estate or real estate-related asset until October 28, 2008, which caused the expenses it incurred in connection with its organization and as a result of being a public company for audit and legal services, director and officer liability insurance, and fees and expenses for board members in connection with service on the board and its committees to be disproportionate to the Company’s AIA and its NI.

Funds from Operations and Modified Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  We use FFO, defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, and subsidiaries, as one measure to evaluate our operating performance.  In addition to FFO, we use modified funds from operations (“Modified Funds from Operations” or “MFFO”), which excludes from FFO acquisition-related costs, impairment charges, and adjustments to fair value for derivatives not qualifying for hedge accounting, to further evaluate our operating performance.

Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO and MFFO, together with the required GAAP presentations, provides a more complete understanding of our performance.

We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income.  We believe MFFO is helpful to our investors and our management as a measure of operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO.   By providing MFFO, we present information which assists investors in aligning their analysis with management’s analysis of long term, core operating activities.  We believe fluctuations in MFFO are more indicative of changes in operating activities and provide comparability in evaluating our performance over time and as compared to other real estate companies that may not have acquisition activities, derivatives, or affected by impairments.

As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation of MFFO based on the following economic considerations:

•                  Acquisition-related costs.  In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiates costs to acquire the investment from the operations derived from the investment.  Prior to 2009, acquisition costs for these types of investments were capitalized; however beginning in 2009 acquisition costs related to business combinations are expensed.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties.

•                  Impairment charges.  An impairment charge represents a downward adjustment to the carrying amount of a long-lived asset to reflect the current valuation of the asset even when the asset is intended to be held long-term.  Such adjustment, when properly recognized under GAAP, may lag the underlying consequences related to rental rates, occupancy and other operating performance trends.  The valuation is also based, in part, on the impact of current market fluctuations and estimates of future capital requirements and long-term operating performance that may not be directly attributable to current operating performance.  Because MFFO excludes impairment charges, management believes MFFO provides useful supplemental information by focusing on the changes in our operating fundamentals rather than on one-time market valuations.

•                  Adjustments to fair value for derivatives not qualifying for hedge accounting.  Management uses derivatives in the management of our debt and interest rate exposure.  We do not intend to speculate in these interest rate derivatives and accordingly period-to-period changes in derivative valuations are not primary factors in management’s decision-making process.  We believe by excluding the gains or losses from these derivatives, MFFO provides useful supplemental information on the realized economic impact of the hedges independent of short-term market fluctuations.

FFO or MFFO should not be considered as an alternative to net income (loss), as an indication of our liquidity, nor as an indication of funds available to fund our cash needs, including our ability to make distributions and should be reviewed in connection with other GAAP measurements.  For the three and six months ended June 30, 2009 and 2008, we present only FFO as we did not report any such acquisition-related expenses, impairment charges, or adjustments to fair value for derivatives not qualifying for hedge accounting in our Consolidated Statements of Operations nor did we have any derivative financial instruments for the periods presented.  Our FFO as presented may not be comparable to amounts calculated by other REITs.

For the three and six months ended June 30, 2009, FFO per share has been impacted by the increase in net proceeds realized from our existing offering of shares.  For the three and six months ended June 30, 2009, we sold 1.9 million and 3.1 million shares of our common stock, respectively, increasing our outstanding shares by 22% and 42%, respectively.  The proceeds from the issuance are temporarily invested in short-term cash equivalents until they can be invested in real estate and real estate-related assets.  Due to lower interest rates on cash equivalent investments, interest earnings were minimal.  We expect to invest these proceeds in higher earning real estate and real estate-related assets consistent with our investment policy.  We believe this will add value to our stockholders over our longer term investment horizon, even if this results in less current period earnings.

Our calculation of FFO for the three and six months ended June 30, 2009 and 2008 is presented below (amounts in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net loss, as reported	$(198)	$(175)	$(739)	$(239)
Adjustments for:
Real estate depreciation (1)	258	—	523	—
Real estate amortization (1)	403	—	741	—

Funds from operations (FFO)	$463	$(175)	$525	$(239)

GAAP weighted average shares:
Basic and diluted	9,519	969	8,714	496
FFO per share	$0.05	$(0.18)	$0.06	$(0.48)

(1) This represents the depreciation and amortization expense of the property we consolidate.

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results.

•                  Straight-line rental revenue of less than $0.1 million was recognized for both the three and six months ended June 30, 2009.  There was no straight-line rental revenue recognized for the three and six months ended June 30, 2008.

•                  Amortization of intangible lease assets and liabilities was recognized as a net increase to rental revenues of $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2009.  There was no amortization of intangible lease assets for the three and six months ended June 30, 2008.

•                  Amortization of deferred financing costs of less than $0.1 million was recognized as interest expense for our note payable for both the three and six months ended June 30, 2009.  No such charges were incurred for the three and six months ended June 30, 2008.

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

Cash amounts distributed to stockholders during the six months ended June 30, 2009 and 2008 were $310,000 and $8,000, respectively.  For the six months ended June 30, 2009, cash flows provided by operating activities was $23,000.  Accordingly, for the six months ended June 30, 2009, cash amounts distributed to stockholders exceeded cash flow from operating activities by $287,000.  For the six months ended June 30, 2008, cash flows used in operating activities was $136,000.  Accordingly, none of the cash flows from operating activities exceeded cash amounts distributed to stockholders for the six months ended June 30, 2008.  All such shortfalls were funded from proceeds from our offering.

The amount by which our distributions paid exceeded cash flow from operating activities has increased due to a higher distribution rate and increased proceeds from our offering.  Effective on June 1, 2009, our board of directors increased our distribution rate from an annual effective rate of 3.0% to 5.0%.  As a result, future distributions declared and paid may continue to exceed cash flow from operating activities until such time that we invest in additional real estate or real estate-related assets at favorable yields.

The following are the distributions paid and declared for the three and six months ended June 30, 2009 and 2008.

				Total	Declared
	Distributions Paid			Distributions	Distribution
2009	Cash	Reinvested	Total	Declared	Per Share
Second Quarter	$172	$505	$677	$881	$0.09
First Quarter	138	416	554	586	0.07
Total	$310	$921	$1,231	$1,467	$0.16

				Total	Declared
	Distributions Paid			Distributions	Distribution
2008	Cash	Reinvested	Total	Declared	Per Share
Second Quarter	$8	$25	$33	$74	$0.05
First Quarter	—	—	—	—	—
Total	$8	$25	$33	$74	$0.05

Distributions declared per share assumes the share was issued and outstanding each day during the period and is based on a declared daily distribution of $0.0008219 per share per day for the period through May 31, 2009.  As of June 1, 2009, the effective daily rate was $0.0013699.  Each day during the first and second quarters was a record date for distributions.

The market for institutional quality assets has experienced an increase in capitalization rates which allows us the opportunity to invest in equity and debt investments at more attractive prices and therefore higher current yields.  Under the current economic conditions, we expect to be able to capitalize on attractive acquisition opportunities from distressed owners suffering from a lack of liquidity and the frozen state of the debt capital markets.  We and our advisor believe that the increased distribution rate is reflective of the changes in the market for investments suitable for our portfolio and one that can be sustained after we complete our offering and deploy the capital raised from our offering in investments.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of VIE in which we are the primary beneficiary, and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances and profits have been eliminated in consolidation.

There are judgments and estimates involved in determining if an entity in which we have made an investment is a VIE and, if so, whether we are the primary beneficiary.  The entity is evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity.  Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility and using a discount rate to determine the net present value of those future losses.  A change in the judgments, assumptions, and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment using the equity method that should in fact be consolidated, the effects of which could be material to our financial statements.

Real Estate

Upon the acquisition of real estate properties, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their fair values.  The acquisition date is the date on which we obtain control of the real estate property.  The assets acquired and liabilities assumed may consist of buildings, any assumed debt, identified intangible assets and asset retirement obligations.  Identified intangible assets generally consist of the above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.  Acquisition-related costs are expensed in the period incurred.

Prior to January 1, 2009, we allocated the purchase price of the real estate property we acquired to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, and identified intangible assets based on their relative fair values.

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

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  At June 30, 2009, we had one note payable outstanding which was subject to a variable interest rate based on LIBOR plus a margin of 2.5%.  However, the note payable has a minimum interest rate of 6.25%, which if the LIBOR rate increased 100 basis points, would not result in an increase to a rate above the minimum.

Item 4T.                                                   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2009, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 30, 2009, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                                                           Legal Proceedings.

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.                                                  Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

On January 4, 2008, our Registration Statement on Form S-11 (File No. 333-140887), covering a public offering of up to 125,000,000 shares of common stock, was declared effective under the Securities Act of 1933. The Offering commenced on January 21, 2008 and is ongoing.  We expect to sell the shares offered in our public offering over a three-year period.  Under rules promulgated by the SEC, in some circumstances we may continue the Offering beyond this date.  Our board of directors has the discretion to extend the offering period for the shares offered under the DRP up to the sixth anniversary of the termination of the primary offering.  We may reallocate the shares of common stock being offered between the primary offering and the DRP.

We are offering a maximum of 100,000,000 shares in our primary offering at an aggregate offering price of up to $1 billion, or $10.00 per share with discounts available to certain categories of purchasers.  The 25,000,000 shares offered under the DRP are initially being offered at an aggregate offering price of $237.5 million, or $9.50 per share.  Behringer Securities LP, an affiliate of our advisor, is the dealer manager of the Offering.  As of June 30, 2009, we had sold 10,470,537 shares of our common stock, net of the 22,471 shares issued to Behringer Harvard Holdings, on a best efforts basis pursuant to the Offering for gross offering proceeds of approximately $104.4 million.

From the effectiveness of the Offering through June 30, 2009, we incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering:

Type of Expense	Amount
Other expenses to affiliates (1)	$17,317
Other expenses to non-affiliates	—

Total expenses	$17,317

(1)“Other expenses to affiliates” includes commissions and dealer manager fees paid to Behringer Securities, which reallowed all or a portion of the commissions and fees to soliciting dealers.

From the effectiveness of the Offering through June 30, 2009, the net offering proceeds to us from the Offering, including the DRP, after deducting the total expenses incurred described above, were $87.1 million.  From the effectiveness of the Offering through June 30, 2009, we had used $17.3 million of such net proceeds to purchase interests in real estate, net of notes payable.  Of the amount used for the purchase of these investments, $0.9 million was paid to Behringer Opportunity Advisors II, as acquisition and advisory fees and acquisition expense reimbursement.

Recent Shares of Unregistered Securities

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Redemption Program

Our board of directors has adopted a share redemption program that permits our stockholders to sell their shares to us after they have held them for at least one year, subject to significant conditions and limitations.  The purchase price for the redeemed shares is set forth in the prospectus for the offering of our common stock.  Subject to certain limitations, we will waive the one-year holding requirement for redemptions sought upon a stockholder’s death or qualifying disability or redemptions sought upon a stockholder’s confinement to a long-term care facility.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of other exigent circumstances affecting a stockholder such as bankruptcy or a mandatory distribution requirement under the stockholder’s IRA, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) otherwise amend the terms for the share redemption program.  Under the terms of the program, we will not redeem in excess of 5% of the weighted-average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, our board of directors will determine at least quarterly whether we have sufficient cash to repurchase shares, and such purchases will generally be limited to proceeds from the DRP plus 1% of operating cash flow from the previous fiscal year (to the extent positive).

During the quarter ended June 30, 2009, we redeemed shares as follows:

2009	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
April	—	$—	—
May	24,891	$8.99	24,891	(1)
June	—	$—	—
	24,891	$8.99	24,891	(1)

(1) Under the terms of the program, we will not redeem in excess of 5% of the weighted-average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, our board of directors will determine at least quarterly whether we have sufficient cash to repurchase shares, and such purchases will generally be limited to proceeds from the DRP plus 1% of operating cash flow from the previous fiscal year (to the extent positive).

Item 3.                                                           Defaults Upon Senior Securities.

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders.

The Annual Meeting of our stockholders was held on June 24, 2009.  All nominees standing for election as directors were elected.  The following directors were elected to hold office for a term expiring at the 2010 Annual Meeting or until their successors are elected and qualified, with the vote for each director being reflected below:

				Votes
		Votes For as		Withheld as
	Number of	a Percentage	Number of	a Percentage
	Votes	of Votes	Votes	of Votes
Director Nominee	For	Eligible (1)	Withheld	Eligible (2)
Robert M. Behringer	4,231,863	96.18%	167,901	3.82%
Robert S. Aisner	4,234,731	96.25%	165,033	3.75%
Andreas K. Bremer	4,237,984	96.32%	161,780	3.68%
Jeffrey P. Mayer	4,236,150	96.28%	163,614	3.72%
Cynthia Pharr Lee	4,229,762	96.14%	170,002	3.86%

(1) Votes for as a percentage of all votes present in person or by proxy.

(2) Votes withheld as a percentage of all votes present in person or by proxy.

The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the Annual Meeting was required to elect each director.

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

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

Dated: August 14, 2009	By:	/s/ Gary S. Bresky
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