Form 10-Q
period 2009-09-30
Behringer Harvard Opportunity REIT II, Inc.
filed 2009-11-12
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 30, 2009, Behringer Harvard Opportunity REIT II, Inc. had 13,073,832 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

FORM 10-Q

Quarter Ended September 30, 2009

PART I

FINANCIAL INFORMATION

Item 1.                                                           Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2009	2008
Assets
Real estate
Land	$9,000	$9,000
Buildings, net	25,542	25,964
Total real estate	34,542	34,964

Real estate loan receivable, net	12,629	—
Total real estate and real estate related investments, net	47,171	34,964

Cash and cash equivalents	52,096	47,375
Accounts receivable, net	183	44
Receivable from related party	764	501
Interest receivable-real estate loan receivable	300	—
Prepaid expenses and other assets	680	662
Acquisition deposits	23,696	—
Lease intangibles, net	1,886	2,797
Total assets	$126,776	$86,343

Liabilities and Stockholders’ Equity
Note payable	$18,500	$18,500
Accounts payable	21	—
Payables to related parties	6,773	5,519
Acquired below-market leases, net	1,381	2,262
Distributions payable	494	181
Accrued and other liabilities	1,493	1,059
Total liabilities	28,662	27,521

Stockholders’ Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 12,316,894 and 7,323,180 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	1	1
Additional paid-in capital	103,207	59,987
Cumulative distributions and net loss	(5,094)	(1,166)
Total stockholders’ equity	98,114	58,822
Total liabilities and stockholders’ equity	$126,776	$86,343

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenues
Rental revenue	$1,313	$—	$4,087	$—
Interest income from real estate loans receivable	302	—	302	—

Total revenues	1,615	—	4,389	—

Expenses:
Property operating expenses	310	—	931	—
Interest expense	329	—	980	—
Real estate taxes	139	—	419	—
Property management fees	42	—	132	—
Asset management fees	103	—	275	—
General and administrative	530	111	1,190	398
Depreciation and amortization	596	—	1,860	—
Total expenses	2,049	111	5,787	398

Interest income, net	149	198	374	245

Net income (loss)	$(285)	$87	$(1,024)	$(153)

Basic and diluted weighted average shares outstanding	11,389	3,864	9,616	1,627

Basic and diluted earnings (loss) per share	$(0.03)	$0.02	$(0.11)	$(0.09)

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statement of Stockholders’ Equity

(in thousands)

(Unaudited)

	Convertible Stock		Common Stock		Additional	Cumulative	Total
	Number	Par	Number	Par	Paid-in	Distributions	Stockholders’
	of Shares	Value	of Shares	Value	Capital	and Net Loss	Equity
Balance at January 1, 2009	1	$—	7,323	$1	$59,987	$(1,166)	$58,822

Issuance of common stock, net			5,036	—	43,600	—	43,600
Redemption of common stock			(42)	—	(380)	—	(380)
Distributions declared on common stock			—	—	—	(2,904)	(2,904)
Net loss						(1,024)	(1,024)
Balance at September 30, 2009	1	$—	12,317	$1	$103,207	$(5,094)	$98,114

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,024)	$(153)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	981	—
Amortization of deferred financing fees	100	—
Change in accounts receivable	(138)	—
Change in interest receivable-real estate loan receivable	(300)	—
Change in prepaid expenses and other assets	(118)	(188)
Change in accounts payable	21	—
Change in accrued and other liabilities	283	5
Change in net payables to related parties	(348)	(481)
Addition of lease intangibles	(158)	—
Cash used in operating activities	(701)	(817)

Cash flows from investing activities:
Acquisition deposits	(23,696)	(1,006)
Investment in real estate loan receivable	(12,629)	—
Additions of property and equipment	(371)	—
Cash used in investing activities	(36,696)	(1,006)

Cash flows from financing activities:
Issuance of common stock	48,280	55,364
Redemptions of common stock	(224)	—
Offering costs	(5,264)	(5,821)
Distributions	(674)	(62)
Cash provided by financing activities	42,118	49,481

Net change in cash and cash equivalents	4,721	47,658
Cash and cash equivalents at beginning of period	47,375	203
Cash and cash equivalents at end of period	$52,096	$47,861

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.                                     Business and Organization

Business

Behringer Harvard Opportunity REIT II, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) was organized as a Maryland corporation on January 9, 2007 and has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes.

We acquire and operate commercial real estate and real estate-related assets.  In particular, we focus generally on acquiring commercial properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  In addition, given economic circumstances as of September 30, 2009, our opportunistic investment strategy may also include investments in real estate-related assets that present opportunities for higher current income.  Such investments may have capital gain characteristics, whether as a result of a discount purchase or related equity participations.  We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties.  These properties may be existing, income-producing properties, newly constructed properties, or properties under development or construction and may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multi-tenant use.  Further, we may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  We also may originate or invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans, and Section 1031 tenant-in-common interests (including those issued by affiliates of our advisor), or in entities that make investments similar to the foregoing.  We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions.  We completed our first property acquisition, an office building located in Denver, Colorado, on October 28, 2008.  On August 14, 2009, we entered into an agreement to provide up to $25 million of second lien financing for the privatization of and improvements to, approximately 3,200 hotel lodging units located on ten U.S. Army installations.  As of September 30, 2009, these are our only real estate investments.

Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware on January 12, 2007 (“Behringer Harvard Opportunity OP II”).  As of September 30, 2009, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, was the sole general partner of Behringer Harvard Opportunity OP II and owned a 0.1% partnership interest in Behringer Harvard Opportunity OP II.  As of September 30, 2009, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of Behringer Harvard Opportunity OP II and owned the remaining 99.9% interest in Behringer Harvard Opportunity OP II.

We are externally managed and advised by Behringer Harvard Opportunity Advisors II LP (“Behringer Opportunity Advisors II”), a Texas limited partnership formed in January 2007.  Behringer Opportunity Advisors II is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf.

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

In connection with our initial capitalization, on January 19, 2007, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer Harvard Holdings, an affiliate of our advisor.  As of September 30, 2009, we had 12,316,894 shares of common stock outstanding, which includes the 22,471 shares issued to Behringer Harvard Holdings.  As of September 30, 2009, we had 1,000 shares of convertible stock issued and outstanding to Behringer Harvard Holdings.

We commenced operations on April 1, 2008 upon satisfaction of the conditions of our escrow agreement in all states except Pennsylvania and our acceptance of initial subscriptions of common stock.  On September 19, 2008, we satisfied the escrow conditions for Pennsylvania.  Upon admission of new stockholders, subscription proceeds are used for payment of

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

dealer manager fees and selling commissions and may be utilized as consideration for investments and the payment or reimbursement of offering expenses and operating expenses.  Until required for such purposes, net offering proceeds are held in short-term, liquid investments.  Through September 30, 2009, we had sold 12,338,736 shares in the Offering, including the DRP, for gross proceeds of $123 million.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying consolidated balance sheet and consolidated statement of stockholders’ equity as of September 30, 2009, the consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to fairly present our consolidated financial position as of September 30, 2009 and December 31, 2008 and our consolidated results of operations and cash flows for the periods ended September 30, 2009 and 2008.  Such adjustments are of a normal recurring nature.

We have evaluated subsequent events after the balance sheet date of September 30, 2009 through November 12, 2009, which is the date the financial statements were issued.

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

We amortize the value of in-place leases to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles is charged to expense.  As of September 30, 2009, the estimated remaining useful life for acquired lease intangibles was approximately 1.5 years.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Anticipated amortization expense associated with the acquired lease intangibles as of September 30, 2009 is as follows:

Lease Intangibles
October 1, 2009 - December 31, 2009	$35
2010	228
2011	38
2012	—
2013	—

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

			Acquired
	Buildings and	Lease	Below-Market
As of September 30, 2009	Improvements	Intangibles	Leases
Cost	$26,509	$2,584	$(1,900)
Less: depreciation and amortization	(967)	(698)	519

Net	$25,542	$1,886	$(1,381)

			Acquired
	Buildings and	Lease	Below-Market
As of December 31, 2008	Improvements	Intangibles	Leases
Cost	$26,138	$3,021	$(2,441)
Less: depreciation and amortization	(174)	(224)	179

Net	$25,964	$2,797	$(2,262)

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds or investments with original maturities of three months or less to be cash equivalents.  The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

Investment Impairment

For real estate we wholly own, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist.  While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.

In addition, we evaluate our investment in the real estate loan receivable each reporting date and if it is probable we will not collect all principal and interest in accordance with the terms of the loan, we will record an impairment charge based on these evaluations.  While we believe it is currently probable we will collect all scheduled principal and interest with respect to our real estate loan receivable, current market conditions with respect to credit availability and with respect to real estate market fundamentals create a significant amount of uncertainty.  Given this, any future adverse development in market conditions may cause us to re-evaluate our conclusions, and could result in material impairment charges with respect to our real estate loan receivable.

In evaluating our investments for impairment, management may use appraisals and makes estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership, and the projected sales price of each of the properties.  A change in these estimates

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

and assumptions could result in understating or overstating the book value of our investments, which could be material to our financial statements.

We believe the carrying value of our operating real estate and loan investments is currently recoverable.  Accordingly, there were no impairment charges for the nine months ended September 30, 2009 or 2008.  However, if market conditions worsen beyond our current expectations, or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Straight-line rental revenue of less than $0.1 million was recognized in rental revenues for the nine months ended September 30, 2009.  There was no straight-line rental revenue recognized for the nine months ended September 30, 2008.

Organization and Offering Expenses

We reimburse our advisor or its affiliates for any organization and offering expenses incurred on our behalf in connection with the primary offering (other than selling commissions and the dealer manager fee).  Through September 30, 2009 we did not reimburse expenses that caused our total organization and offering expenses (other than selling commissions and the dealer manager fee) related to our primary offering to exceed 1.5% of gross offering proceeds from the primary offering as of the date of reimbursement.  At each balance sheet date, we estimated the total gross public offering proceeds expected to be received under the Offering and recognized the amount of organization and offering reimbursement.  We recorded the amount of reimbursement at the lower of (a) 1.5% of the estimated gross public offering proceeds, or (b) the actual organization and offering costs incurred by our advisor or its affiliates.  Effective October 2, 2009, we changed the timing in determining the limit on the amount of the reimbursement of organization and offering expenses (other than selling commissions and the dealer manager fee) as described in Note 9.

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and have qualified as a REIT since the year ended December 31, 2008.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders.  As a REIT, we generally will not be subject to federal income tax at the corporate level.  We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code and intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.

Stock-Based Compensation

We have adopted a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates.  We have not issued any stock-based awards under the plan as of September 30, 2009.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Concentration of Credit Risk

At September 30, 2009, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.  The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  Beginning October 3, 2008 through December 31, 2009, the FDIC will insure up to $250,000 per depositor per insured bank; on January 1, 2010, the standard coverage limit will return to $100,000 for most deposit categories.  Unlimited deposit insurance coverage will be available to our non-interest bearing transaction accounts held at those institutions participating in FDIC’s Temporary Liquidity Guarantee Program through December 31, 2009.

Earnings per Share

Earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during each period.  The weighted average shares outstanding used to calculate both basic and diluted income (loss) per share were the same for the three and nine months ended September 30, 2009 and 2008 as there were no stock-based awards outstanding.

4.                                     New Accounting Pronouncements

In November 2008, the Financial Accounting Standards Board (“FASB”) issued a standard which clarifies that an entity shall continue to use the cost accumulation model for its equity method investments.  It also confirms past accounting practices related to the treatment of contingent consideration and the use of the impairment model for equity method accounting. Additionally, it requires an equity method investor to account for a share issuance by an investee as if the investor had sold a proportionate share of the investment.  This standard was effective January 1, 2009, and applies prospectively.  The implementation of this guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued a staff position providing additional guidance for estimating fair value when there has been a significant decrease in market activity for a financial asset.  This staff position re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept.  It clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  This guidance is applied prospectively to all fair value measurements where appropriate and is effective for interim and annual periods ending after June 15, 2009.  The implementation of this guidance on June 30, 2009 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities.  The guidance eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  It also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its rights to receive benefits of an entity must be disregarded.  The guidance is applicable for annual periods after November 15, 2009 and interim periods thereafter.  We are currently assessing the impact, if any, that this new guidance will have on our consolidated financial statements.

5.                                     Note Receivable

On August 14, 2009, we entered into a loan agreement with an unaffiliated third party to provide up to $25 million of second lien financing (“PAL Loan”) for the privatization of, and improvements to, approximately 3,200 hotel lodging units on ten U.S. Army installations.

The PAL Loan will be used to finance costs related to the construction, revitalization, renovation, and development of improvements of hotel lodging units located on U.S. Army installations at Fort Hood, Texas; Fort Leavenworth, Kansas; Fort Myer, Virginia; Fort Polk, Louisiana; Fort Riley, Kansas; Fort Rucker, Alabama; Fort Sam Houston, Texas; Tripler Army Medical Center and Fort Shafter, Hawaii; Fort Sill, Oklahoma; and Yuma Proving Ground, Arizona, through the U.S. Army’s Privatization of Army Lodging (“PAL”) program.

The aggregate principal amount available under the loan agreement is $25 million, of which approximately $12.8 million was outstanding as of September 30, 2009.  Future advances may be made not more frequently than monthly in accordance with the terms and conditions of the loan agreement.  Proceeds of our ongoing public offering were used to fund

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

the PAL Loan.  The PAL Loan accrues interest at 18% per annum and matures on September 1, 2016.  The PAL Loan is payable as follows:

•                  Monthly payments of interest only calculated at the rate of 10% per annum (the “Minimum Monthly Payment”) are required beginning on October 1, 2009 through September 1, 2011;

•                  Beginning on October 1, 2011, and ending on September 1, 2013, payments of the Minimum Monthly Payment, and (after payment of the senior indebtedness described below) accrued and unpaid interest to the extent of available cash flow;

•                  Beginning on October 1, 2013, and ending on August 1, 2016, payments of the Minimum Monthly Payment, and accrued and unpaid interest and principal to the extent of available cash flow; and

•                  Any remaining principal amount and accrued and unpaid interest are due and payable on September 1, 2016.

The loan may be prepaid at any time after the full $25 million has been disbursed, upon the fulfillment of certain conditions as described in the related promissory note and the payment of a prepayment premium in the circumstances described in such promissory note.  The loan is secured by a second lien leasehold mortgage encumbering certain real and personal property comprising approximately 3,200 hotel lodging units on the ten U.S. Army installations.  An affiliate of the borrower has provided a limited guaranty for payment of the full amount of the PAL Loan should the borrower file for bankruptcy and in certain other limited circumstances related to bankruptcy of the borrower.

The PAL Loan is subordinate to a $35 million senior credit facility provided by Bank of America, N.A., an unrelated third party lender, and is senior to a $21.5 million subordinate loan provided by an affiliate of the borrower.

6.                                     Note Payable

The following table sets forth our note payable on 1875 Lawrence as of September 30, 2009.

		Interest	Maturity
Description	Balance	Rate	Date
1875 Lawrence	$18,500	30-day LIBOR+ 2.5%(1)	12/31/12

(1) 30-day LIBOR was 0.246% at September 30, 2009. The loan has a minimum interest rate of 6.25%.

We have unconditionally guaranteed payment of the loan for an amount not to exceed the lesser of (i) $11.75 million and (ii) 50% of the total amount advanced under the loan agreement if the aggregate amount advanced is less than $23.5 million.

We are subject to certain reporting and financial covenants, all as set forth in the loan agreement.  As of September 30, 2009, we believe we were in compliance with the covenants under our loan agreement.

The following table summarizes our contractual obligations for principal payments as of September 30, 2009:

Year	Amount Due
2011	$740
2012	17,760

$18,500

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

7.                                     Leasing Activity

Future minimum base rental payments due to us under non-cancelable leases in effect as of September 30, 2009 for 1875 Lawrence are as follows:

Minimum Rental Payments
October 1, 2009 - December 31, 2009	$893
2010	3,202
2011	1,957
2012	1,415
2013	699
Thereafter	225

Total	$8,391

As of September 30, 2009, one of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated property, 1875 Lawrence.  Policy Studies, Inc. accounted for rental revenue of approximately $0.6 million, or approximately 15%, of our aggregate rental revenues for the nine months ended September 30, 2009.  There was no contingent rent included in rental revenue for the three and nine months ended September 30, 2009 or 2008.

8.                                     Distributions

We initiated the payment of monthly distributions in April 2008 in the amount of a 3% annualized rate of return, based on an investment in our common stock of $10.00 per share and calculated on a daily record basis of $0.0008219 per share.  The annualized rate of return was raised to 5% effective June 1, 2009, calculated on a daily record basis of $0.0013699 per share.  A portion of each distribution is expected to constitute a return of capital for tax purposes.  Pursuant to the DRP, stockholders may elect to reinvest any cash distribution in additional shares of common stock.  We record all distributions when declared, except that the stock issued through the DRP is recorded when the shares are actually issued.  Distributions declared and payable as of September 30, 2009 were $0.5 million, which included $0.1 million of cash distributions payable.

The following are the distributions declared by quarter for the nine months ended September 30, 2009 and 2008.

2009	Cash	DRP	Total
3rd Quarter	$392	$1,045	$1,437
2nd Quarter	227	654	881
1st Quarter	147	439	586
Total	$766	$2,138	$2,904

2008	Cash	DRP	Total
3rd Quarter	$75	$222	$297
2nd Quarter	17	57	74
1st Quarter	—	—	—
Total	$92	$279	$371

On September 29, 2009, the Company’s board of directors declared distributions payable to the stockholders of record each day during the months of October, November, and December 2009.  Distributions payable to each stockholder of record will be paid on or before the 16th day of the following month.

9.                                     Related Party Transactions

Our advisor and certain of its affiliates will receive fees and compensation in connection with the Offering, and in connection with the acquisition, management, and sale of our assets.

Behringer Securities LP (“Behringer Securities”), the dealer-manager and an affiliate of our advisor, receives commissions of up to 7% of gross offering proceeds.  Behringer Securities reallows 100% of selling commissions earned to participating broker-dealers.  In addition, we pay Behringer Securities a dealer manager fee of up to 2.5% of gross offering proceeds.  Pursuant to separately negotiated agreements, Behringer Securities may reallow a portion of its dealer manager fee

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in the Offering; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts and no more than 0.5% of gross offering proceeds for out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties.  Further, in special cases pursuant to separately negotiated agreements and subject to applicable limitations imposed by the Financial Industry Regulatory Authority, Behringer Securities may use a portion of its dealer manager fee to reimburse certain broker-dealers participating in the Offering for technology costs and expenses associated with the Offering and costs and expenses associated with the facilitation of the marketing and ownership of our shares by such broker-dealers’ customers.  No selling commissions or dealer manager fee will be paid for sales under the DRP.  For the nine months ended September 30, 2009, Behringer Securities earned selling commissions and dealer manager fees of $3.3 million and $1.2 million, respectively, which were recorded as a reduction to additional paid-in capital.  For the nine months ended September 30, 2008, Behringer Securities earned selling commissions and dealer manager fees of $3.7 million and $1.4 million, respectively, which were recorded as a reduction to additional paid-in capital.

We reimburse Behringer Opportunity Advisors II or its affiliates for any organization and offering expenses incurred on our behalf in connection with our primary offering (other than selling commissions and the dealer manager fee).  Through September 30, 2009 we would not reimburse expenses that would cause our total organization and offering expenses related to the primary offering (other than selling commissions and the dealer manager fee) to exceed 1.5% of gross offering proceeds from the primary offering as of the date of reimbursement.  Since our inception through September 30, 2009, approximately $8.5 million of organization and offering expenses had been incurred by Behringer Opportunity Advisors II or its affiliates on our behalf.  Of this amount, $1.8 million had been reimbursed by us and $6.7 million of reimbursements payable is included in payables to affiliates on our balance sheet.  Of the $6.7 million of reimbursements payable as of September 30, 2009, $0.1 million had been expensed as organizational costs with the remainder recorded as a reduction of additional paid-in capital.  Behringer Opportunity Advisors II or its affiliates determines the amount of organization and offering expenses owed based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on respective equity offering results of those entities in offering.

On October 2, 2009, we entered into an Amended and Restated Advisory Management Agreement with Behringer Opportunity Advisors II.  The Amended and Restated Advisory Management Agreement changes the timing in determining the reimbursement of organization and offering expenses by us during the offering and waives the reimbursement of $3.5 million of organization and offering expenses (other than selling commissions and the dealer manager fee) the advisor incurred on our behalf through December 31, 2008.  Pursuant to the Amended and Restated Advisory Management Agreement we will reimburse our advisor for organization and offering expenses (other than selling commissions and the dealer manager fee) incurred on our behalf until an aggregate of $7.5 million of such organization and offering expenses have been reimbursed to our advisor.  Thereafter, we will not reimburse any such organization and offering expenses until the completion of our primary offering.  Upon completion of our primary offering, we will reimburse our advisor for any additional organization and offering expenses (other than selling commissions and the dealer manager fee) incurred up to 1.5% of the gross proceeds from the completed primary offering; provided however, we will not be required to reimburse our advisor any additional amounts and our advisor will be required to reimburse us to the extent that the total amount spent by us on organization and offering expenses (other than selling commissions and the dealer manager fee) would exceed 1.5% of the gross proceeds from the completed primary offering.  In connection with the Amended and Restated Advisory Management Agreement, we reimbursed $2.7 million of organization and offering expenses to Behringer Opportunity Advisors II on October 20, 2009.

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

Our advisor or its affiliates also receive an acquisition expense reimbursement in the amount of 0.25% of the funds paid for purchasing an asset, including any debt attributable to the asset, plus 0.25% of the funds budgeted for development, construction, or improvement in the case of assets that we acquire and intend to develop, construct, or improve.  Our advisor or its affiliates will also receive an acquisition expense reimbursement in the amount of 0.25% of the funds advanced in respect of a loan or other investment.  In addition, to the extent our advisor or its affiliates directly provide services formerly provided or usually provided by third parties, including without limitation accounting services related to the preparation of audits required by the SEC, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a prospective or completed investment the direct employee costs and burden to our advisor of providing these services will be acquisition expenses.  We also pay

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

third parties, or reimburse the advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder’s fees, title insurance, premium expenses, and other closing costs.  In addition, acquisition expenses include any payments made to (i) a prospective seller of an asset, (ii) an agent of a prospective seller of an asset, or (iii) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset.  Except as described above with respect to services customarily or previously provided by third parties, our advisor is responsible for paying all of the expenses it incurs associated with persons employed by the advisor to the extent dedicated to making investments for us, such as wages and benefits of the investment personnel.  Our advisor or its affiliates are also responsible for paying all of the investment-related expenses that we or our advisor or its affiliates incur that are due to third parties with respect to investments we do not make.  For the nine months ended September 30, 2009, we incurred $0.3 million in acquisition and advisory fees and $0.1 million in acquisition expense reimbursements.  We incurred no acquisition and advisory fees or acquisition expense reimbursements for the nine months ended September 30, 2008.

We pay our advisor or its affiliates a debt financing fee of 1% of the amount available under any loan or line of credit made available to us.  It is anticipated that our advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. We incurred no such fees for the nine months ended September 30, 2009 or 2008.

We pay our advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties.  We incurred no such fees for the nine months ended September 30, 2009 or 2008.

We pay our property manager and affiliate of our advisor, Behringer Harvard Opportunity II Management Services, LLC (“BHO II Management”), or its affiliates, fees for the management, leasing, and construction supervision of our properties.  Property management fees are 4.5% of the gross revenues of the properties managed by BHO II Management or its affiliates plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a third-party property manager in respect of a property, BHO II Management or its affiliates receives an oversight fee equal to 0.5% of the gross revenues of the property managed.  In no event will BHO II Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay BHO II Management directly for its services, we will pay BHO II Management a management fee or oversight fee, as applicable, based only on an economic interest in the property.  We incurred and expensed property management fees or oversight fees to BHO II Management of less than $0.1 million for the nine months ended September 30, 2009.  We incurred no such fees for the nine months ended September 30, 2008.

We pay our advisor or its affiliates a monthly asset management fee of one-twelfth of 1.0% of the sum of the higher of the cost or value of each asset.  For the nine months ended September 30, 2009, we expensed $0.3 million of asset management fees.  We incurred no such fees for the nine months ended September 30, 2008.

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

We reimburse our advisor or its affiliates for all expenses paid or incurred by the advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (A) 2% of our average invested assets, or (B) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period.  Notwithstanding the above, we may reimburse the advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  For the nine months ended September 30, 2009 and 2008, we incurred and expensed such costs for administrative services totaling $0.3 million and $0.1 million, respectively.

We are dependent on Behringer Securities, Behringer Opportunity Advisors II, and BHO II Management for certain services that are essential to us, including the sale of shares of our common stock, asset acquisition and disposition decisions,

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

property management and leasing services, and other general administrative responsibilities.  In the event that these companies were unable to provide us with their respective services, we would be required to obtain such services from other sources.

10.                              Fair Value Disclosure of Financial Instruments

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

As of September 30, 2009 and December 31, 2008, management estimated that the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.

As of September 30, 2009 and December 31, 2008, our note payable totaled $18.5 million and consisted of one variable interest loan that we entered into on December 31, 2008.  The loan has a variable interest rate with a minimum rate of 6.25%.  We believe that the carrying value of this loan approximates its fair value at September 30, 2009 and December 31, 2008.

As of September 30, 2009, the principal balance of our real estate loan receivable totaled $12.8 million.  The loan is a fixed rate loan and accrues interest at 18% per annum.  We invested in this loan on August 14, 2009.  We believe that the carrying value of the real estate loan receivable approximates its fair value as of September 30, 2009.  We did not have any real estate loans receivable outstanding as of December 31, 2008.

The fair value estimates presented herein are based on information available to our management as of September 30, 2009 and December 31, 2008.  Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

11.                              Supplemental Cash Flow Information

Supplemental cash flow information is summarized below:

	Nine months ended September 30,
	2009	2008
Interest paid	$784	$—

Non-cash investing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	$—	$44

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$1,918	$183
Accrued dividends payable	$494	$127
Offering costs payable to related parties	$1,335	$3,937
Redemption of stock in accrued liabilities	$156	$—

12.                              Subsequent Event

On October 2, 2009, we purchased through a joint venture, at a discount, a 90% interest in a promissory note secured by a first lien mortgage for $25.4 million plus closing costs from the Federal Deposit Insurance Corporation as Receiver for Corus Bank, N.A.  The borrower is currently in default under the promissory note and the principal balance and accrued interest owed at the date of purchase was $65.8 million.  The collateral for the promissory note is a 408-unit multi-family complex, Palms of Monterrey, on a 28-acre site located in Fort Myers, Florida.  We are pursuing remedies available under the promissory note, including enforcement of the first lien mortgage through judicial foreclosure, involuntary receivership, or accepting a deed-in-lieu of foreclosure of the property securing the loan.  The investment was funded with proceeds from our ongoing public offering.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in the Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008, and the risks identified in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, each as filed with the SEC and the risks identified in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Executive Overview

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic basis.  In particular, we focus generally on acquiring commercial properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  In addition, given current economic circumstances, our opportunistic investment strategy may also include investments in loans secured by or related to real estate at more attractive rates of current return than have been available for some time.  Such loan investments may have capital gain characteristics, whether as a result of a discount purchase or related equity participations.  We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties.  These properties may be existing, income-producing properties, newly constructed properties or properties under development or construction, and may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multi-tenant use.  Further, we may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  We also may originate or invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans, and Section 1031 tenant-in-common interests (including those issued by affiliates of our advisor), or in entities that make investments similar to the foregoing.  We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on our new and existing market conditions.  We completed our first property acquisition, an office building located in Denver, Colorado, on October 28, 2008.  On August 14, 2009, we entered into an agreement to provide up to $25 million of second lien financing for the privatization of and improvements to, approximately 3,200 hotel lodging units located on ten U.S. Army installations.  As of September 30, 2009, these are our only real estate investments.  On October 2, 2009, we purchased through a joint venture, at a discount, a 90% interest in a promissory note secured by a first lien mortgage for $25.4 million plus closing costs from the Federal Deposit Insurance Corporation as Receiver for Corus Bank, N.A.

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

Market Outlook

During 2008 and continuing into 2009, the U.S. and global economy experienced a significant downturn.  This downturn included disruptions in the broader financial and credit markets, declining consumer confidence, and an increase in unemployment rates.  These conditions have contributed to weakened market conditions.  Due to the struggling U.S. and global economies, we believe that overall demand across most real estate sectors including office, multifamily, hospitality, and retail will continue to decline due to losses in the financial and professional services industries and increasing unemployment.  Further, we believe that corresponding rental rates will also remain weak at least through the remainder of the current year.  The national vacancy percentage for office space increased from 14.5% in the fourth quarter of 2008 to 15.9% in the second quarter of 2009.  We also believe that tenant defaults across the nation are likely to increase in the short-term.  To date, we have not experienced any significant tenant defaults.

Our operating real estate asset is located in Denver, Colorado.  According to Property and Portfolio Research (“PPR”), although the Denver market has been hit hard by the current economic crisis, this market is expected to be one of the first to rebound with the recovery beginning in mid-2010.  It is anticipated that any rebound will be led in large part by increases in jobs in business and professional services and government hiring, as well as the education, health services, and information industries.  According to PPR, office vacancy rates in the Denver market will continue to rise through the remainder of 2009.

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

Our advisor may, but is not required to, establish capital reserves from gross offering proceeds, out of cash flow generated by operating properties and other investments, or out of non-liquidating net sale proceeds from the sale of our properties and other investments.  Capital reserves are typically utilized for non-operating expenses such as tenant improvements, leasing commissions and major capital expenditures.  Alternatively, a lender may require its own formula for escrow of capital reserves.

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

At September 30, 2009, our note payable balance was $18.5 million and consisted of the note payable related to 1875 Lawrence.  We have unconditionally guaranteed payment of the loan for an amount not to exceed the lesser of (i) $11.75 million and (ii) 50% of the total amount advanced under the loan agreement if the aggregate amount advanced is less than $23.5 million.  At September 30, 2009, the interest rate on this note was 6.25%, and the loan matures on December 31, 2012.  Our loan agreement stipulates that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios.  As of September 30, 2009, we believe we were in compliance with the debt covenants under our loan agreement.

One of our principal long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of September 30, 2009.  The table does not represent any extension options.

	Payments Due by Period
	2009	2010-2011	2012-2013	After 2013	Total
Principal payments - variable rate debt	$—	$740	$17,760	$—	$18,500
Interest payments - variable rate debt (based on rates in effect as of September 30, 2009)	292	2,323	1,196	—	3,811

Total	$292	$3,063	$18,956	$—	$22,311

Results of Operations

As of September 30, 2009, we had invested in two real estate assets:  1875 Lawrence, an office building located in Denver, Colorado, and a real estate loan receivable to provide up to $25 million of second lien financing (“PAL Loan”) for the privatization of and improvements to, approximately 3,200 hotel lodging units on ten U.S. Army installations.  As of September 30, 2008, we had no real estate or real estate-related assets.  Accordingly, our results of operations for the respective periods presented reflect increases in most categories due to the growth of our portfolio.  Management expects increases in most categories in the future as we purchase additional real estate and real estate-related assets and as we begin to realize the full year impact of our existing acquisitions.

Three months ended September 30, 2009 as compared to the three months ended September 30, 2008

	Three Months Ended
	September 30,		Increase (Decrease)
	2009	2008	Amount	Percent
Revenues:
Rental revenue	$1,313	$—	$1,313	n/a
Interest income from real estate loans receivable	302	—	302	n/a
Total revenue	$1,615	$—	$1,615	n/a

Expenses:
Property operating expenses	$310	$—	$310	n/a
Interest expense	329	—	329	n/a
Real estate taxes	139	—	139	n/a
Property management fees	42	—	42	n/a
Asset management fees	103	—	103	n/a
General and administrative	530	111	419	377%
Depreciation and amortization	596	—	596	n/a
Total expenses	$2,049	$111	$1,938	1746%

Revenues.  Revenues for the three months ended September 30, 2009 were $1.6 million and were generated by our two consolidated real estate investments.  Of the total $1.6 million in revenue, $0.3 million was interest income from the PAL Loan, a real estate loan receivable entered into on August 14, 2009.  No revenue was generated for the three months ended September 30, 2008.  We expect increases in revenue in the future as we purchase additional real estate assets.

Property Operating Expenses.  Property operating expenses for the three months ended September 30, 2009 were $0.3 million and were comprised of operating expenses of 1875 Lawrence.  We incurred no property operating expenses for the three months ended September 30, 2008. We expect increases in property operating expenses in the future as we purchase additional real estate assets.

Interest Expense.  Interest expense for the three months ended September 30, 2009 was $0.3 million and was comprised of interest related to our note payable on 1875 Lawrence.  There was no interest expense for the three months ended September 30, 2008.  We expect increases in interest expense in the future as we purchase additional real estate assets and assume additional debt.

Property Management Fees.  Property management fees for the three months ended September 30, 2009 were less than $0.1 million and were comprised of fees related to 1875 Lawrence.  There were no property management fees for the three months ended September 30, 2008.  We expect increases in property management fees in the future as we purchase additional real estate assets.

Asset Management Fees.  Asset management fees for the three months ended September 30, 2009 were $0.1 million and were comprised of fees related to 1875 Lawrence and the PAL Loan.  There were no asset management fees for the three months ended September 30, 2008.  We expect increases in asset management fees in the future as we purchase additional real estate assets.

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2009 were $0.5 million as compared to $0.1 million for the three months ended September 30, 2008, and were comprised of auditing fees, legal fees, board of directors’ fees, and other administrative expenses.  We expect increases in general and administrative expenses in the future as we purchase additional real estate assets.

Nine months ended September 30, 2009 as compared to nine months ended September 30, 2008

	Nine Months Ended
	September 30,		Increase (Decrease)
	2009	2008	Amount	Percent
Revenues:
Rental revenue	$4,087	$—	$4,087	n/a
Interest income from real estate loans receivable	302	—	302	n/a
Total revenue	$4,389	$—	$4,389	n/a

Expenses:
Property operating expenses	$931	$—	$931	n/a
Interest expense	980	—	980	n/a
Real estate taxes	419	—	419	n/a
Property management fees	132	—	132	n/a
Asset management fees	275	—	275	n/a
General and administrative	1,190	398	792	199%
Depreciation and amortization	1,860	—	1,860	n/a
Total expenses	$5,787	$398	$5,389	1354%

Revenues.  Revenues for the nine months ended September 30, 2009 were $4.4 million and were generated by our consolidated real estate investments, 1875 Lawrence and the PAL Loan.  No revenue was generated for the nine months ended September 30, 2008.  We expect increases in revenue in the future as we purchase additional real estate assets.

Property Operating Expenses.  Property operating expenses for the nine months ended September 30, 2009 were $0.9 million and were comprised of operating expenses of 1875 Lawrence.  We incurred no property operating expenses for the nine months ended September 30, 2008. We expect increases in property operating expenses in the future as we purchase additional real estate assets.

Interest Expense.  Interest expense for the nine months ended September 30, 2009 was $1 million and was comprised of interest related to our note payable on 1875 Lawrence.  There was no interest expense for the nine months ended September 30, 2008.  We expect increases in interest expense in the future as we purchase additional real estate assets and assume additional debt.

Property Management Fees.  Property management fees for the nine months ended September 30, 2009 were      $0.1 million and were comprised of fees related to 1875 Lawrence.  There were no property management fees for the nine months ended September 30, 2008.  We expect increases in property management fees in the future as we purchase additional real estate assets.

Asset Management Fees.  Asset management fees for the nine months ended September 30, 2009 were $0.3 million and were comprised of fees related to 1875 Lawrence and the PAL Loan.  There were no asset management fees for the nine months ended September 30, 2008.  We expect increases in asset management fees in the future as we purchase additional real estate assets.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2009 were $1.2 million, as compared to $0.4 million for the nine months ended September 30, 2008, and were comprised of auditing fees, legal fees, board of directors’ fees, and other administrative expenses.  We expect increases in general and administrative expenses in the future as we purchase additional real estate assets.

Cash Flow Analysis

Cash used in operating activities for the nine months ended September 30, 2009 was $0.7 million, and was comprised primarily of the net loss of $1 million, changes in prepaid expenses and other assets of $0.1 million, an increase in interest receivable of $0.3 million principally related to the PAL Loan, and changes in net payables to related parties of $0.3 million, offset by depreciation and amortization of $1 million and changes in accrued liabilities of $0.3 million.  Cash used in operating activities for the nine months ended September 30, 2008 was $0.8 million and was comprised of the net loss of $0.2 million, changes in net payables to related parties of $0.5 million and changes in prepaid expenses and other assets of $0.2 million.

Cash used in investing activities for the nine months ended September 30, 2009 was $36.7 million, and was comprised primarily of acquisition deposits for the purchase of a 90% interest in a discounted promissory note (see Note 12 to the unaudited financial statements) of $23.7 million, and the net investment in real estate loan receivable of $12.6 million.  Cash used in investing activities for the nine months ended September 30, 2008 was $1 million which was escrow deposits and other assets related to our acquisition of 1875 Lawrence.

Cash provided by financing activities for the nine months ended September 30, 2009 was $42.1 million, and was comprised of the issuance of common stock, net of offering costs, of approximately $43 million offset by distributions of $0.7 million and redemptions of common stock of $0.2 million.  Cash provided by financing activities for the nine months ended September 30, 2008 was $49.5 million, and was primarily comprised of the issuance of common stock, net of offering costs, of $49.5 million.

Total Operating Expenses

In accordance with the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association, also known as the NASAA REIT Guidelines, our charter requires that we monitor our expenses on a trailing twelve month basis.  Our charter defines the following terms and requires that our Total Operating Expenses (“TOE”) are deemed to be excessive if at the end of any quarter they exceed for the prior trailing twelve month period the greater of 2% of our Average Invested Assets (“AIA”) or 25% of our Net Income (“NI”).  For the trailing twelve months ended September 30, 2009, TOE of $1.8 million exceeded the greater of 2% of our AIA or 25% of our NI by $1 million.  Our Board of Directors, including all of our independent directors, have reviewed this analysis and unanimously determined the excess to be justified because the Company did not acquire its first real estate or real estate-related asset until October 28, 2008, which caused the expenses it incurred in connection with its organization and as a result of being a public company for audit and legal services, director and officer liability insurance, and fees and expenses for board members in connection with service on the board and its committees to be disproportionate to the Company’s AIA and its NI.

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

•                  Impairment charges.  An impairment charge represents a downward adjustment to the carrying amount of a long-lived asset to reflect the current valuation of the asset even when the asset is intended to be held long-term.  Such adjustment, when properly recognized under GAAP, may lag the underlying consequences related to rental rates, occupancy and other operating performance trends.  The valuation is also based, in part, on the impact of current market fluctuations and estimates of future capital requirements and long-term operating performance that may not be directly attributable to current operating performance.  Because MFFO excludes impairment charges, management believes MFFO provides useful supplemental information by focusing on the changes in our operating fundamentals rather than changes that may reflect only anticipated losses.

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

FFO or MFFO should not be considered as an alternative to net income (loss), as an indication of our liquidity, nor as an indication of funds available to fund our cash needs, including our ability to make distributions and should be reviewed in connection with other GAAP measurements.  For the three and nine months ended September 30, 2009 and 2008, we present only FFO as we did not report any such acquisition-related expenses, impairment charges, or adjustments to fair value for derivatives not qualifying for hedge accounting in our Consolidated Statements of Operations nor did we have any derivative financial instruments for the periods presented.  Our FFO as presented may not be comparable to amounts calculated by other REITs.

For the three and nine months ended September 30, 2009, FFO per share has been impacted by the increase in net proceeds realized from our existing offering of shares.  For the three and nine months ended September 30, 2009, we sold 1.8 million and 4.8 million shares of our common stock, respectively, increasing our outstanding shares by 24% and 65%, respectively.  The proceeds from the issuance are temporarily invested in short-term cash equivalents until they can be invested in real estate and real estate-related assets.  Due to lower interest rates on cash equivalent investments, interest earnings were minimal.  We expect to invest these proceeds in higher earning real estate and real estate-related assets consistent with our investment policy.  We believe this will add value to our stockholders over our longer term investment horizon, even if this results in less current period earnings.

Our calculation of FFO for the three and nine months ended September 30, 2009 and 2008 is presented below (amounts in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net loss, as reported	$(285)	$87	$(1,024)	$(153)
Adjustments for:
Real estate depreciation (1)	270	—	793	—
Real estate amortization (1)	326	—	1,067	—

Funds from operations (FFO)	$311	$87	$836	$(153)

GAAP weighted average shares:
Basic and diluted	11,389	3,864	9,616	1,627
FFO per share	$0.03	$0.02	$0.09	$(0.09)

(1) This represents the depreciation and amortization expense of the property we consolidate.

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results.

•                  Straight-line rental revenue of less than $0.1 million was recognized for both the three and nine months ended September 30, 2009.  There was no straight-line rental revenue recognized for the three and nine months ended September 30, 2008.

•                  Amortization of intangible lease assets and liabilities was recognized as a net increase to rental revenues of $0.3 million and $0.9 million, respectively, for the three and nine months ended September 30, 2009.  There was no amortization of intangible lease assets for the three and nine months ended September 30, 2008.

•                  Amortization of deferred financing costs of approximately $0.1 million was recognized as interest expense for our note payable for both the three and nine months ended September 30, 2009.  No such charges were incurred for the three and nine months ended September 30, 2008.

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

Until proceeds from our offering are fully invested and generating sufficient operating cash flow to fully fund the payment of distributions to stockholders, we have and will continue to pay some or all of our distributions from sources other than operating cash flow.  We may, for example, generate cash to pay distributions from financing activities, components of which may include proceeds from our offering and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow.  In addition, from time to time, our advisor and its affiliates may agree to waive or defer all, or a portion, of the acquisition, asset management or other fees or incentives due to them, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash that we have available to pay distributions to our stockholders.

Cash amounts distributed to stockholders during the nine months ended September 30, 2009 and 2008 were $674,000 and $62,000, respectively.  For the nine months ended September 30, 2009 and 2008, cash flows used in operating activities were $701,000 and $818,000, respectively.  Accordingly, none of the cash flows from operating activities exceeded cash amounts distributed to stockholders for the nine months ended September 30, 2009 or 2008.  All such shortfalls were funded from proceeds from our offering.

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

The following are the distributions paid and declared as of September 30, 2009 and 2008.

				Total	Declared
	Distributions Paid			Distributions	Distribution
2009	Cash	Reinvested	Total	Declared	Per Share
Third Quarter	$364	$997	$1,361	$1,437	$0.13
Second Quarter	172	505	677	881	0.09
First Quarter	138	416	554	586	0.07
Total	$674	$1,918	$2,592	$2,904	$0.29

				Total	Declared
	Distributions Paid			Distributions	Distribution
2008	Cash	Reinvested	Total	Declared	Per Share
Third Quarter	$54	$158	$212	$297	$0.08
Second Quarter	8	25	33	74	0.08
First Quarter	—	—	—	—	—
Total	$62	$183	$245	$371	$0.16

Distributions declared per share assumes the share was issued and outstanding each day during the period and was based on a declared daily distribution of $0.0008219 per share per day for the period through May 31, 2009.  As of June 1, 2009, the effective daily rate is $0.0013699.  Each day during the first, second, and third quarters of 2009 was a record date for distributions.  On September 29, 2009, the Company’s board of directors declared distributions payable to the stockholders of record each day during the months of October, November, and December 2009.  Distributions payable to each stockholder of record will be paid in cash on or before the 16th day of the following month.

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

Investment Impairment

For real estate we wholly own, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist.  While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.

In addition, we evaluate our investment in the real estate loan receivable each reporting date and if it is probable we will not collect all principal and interest in accordance with the terms of the loan, we will record an impairment charge based on these evaluations.  While we believe it is currently probable we will collect all scheduled principal and interest with respect to our real estate loan receivable, current market conditions with respect to credit availability and with respect to real estate market fundamentals create a significant amount of uncertainty.  Given this, any future adverse development in market conditions may cause us to re-evaluate our conclusions, and could result in material impairment charges with respect to our real estate loan receivable.

In evaluating our investments for impairment, management may use appraisals and makes estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership, and the projected sales price of each of the properties.  A change in these estimates and assumptions could result in understating or overstating the book value of our investments, which could be material to our financial statements.

We believe the carrying value of our operating real estate and loan investments is currently recoverable.  Accordingly, there were no impairment charges for the nine months ended September 30, 2009 or 2008.  However, if market conditions worsen beyond our current expectations, or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Item 3.                                                          Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  At September 30, 2009, we had one note payable outstanding which was subject to a variable interest rate based on LIBOR plus a margin of 2.5%.  However, the note payable has a minimum interest rate of 6.25%, which if the LIBOR rate increased 100 basis points, would not result in an increase to a rate above the minimum.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate real estate loan receivable unless such instruments mature or are otherwise terminated.  However, interest rate changes will affect the fair value of our fixed rate instrument.  As we expect to hold our fixed rate real estate loan receivable to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates would have a significant impact on the cash flows of our fixed rate real estate loan receivable.

At September 30, 2009, our fixed rate real estate loan receivable, which totaled $12.6 million, has a maturity date of September 1, 2016, and accrues interest at 18% per annum, is subject to market risk to the extent that the stated interest rate varies from current market rates for loans made under similar terms.  The estimated fair value of our real estate loan receivable approximated the carrying value at September 30, 2009.

Item 4T.                                                  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2009, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 30, 2009, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

You may not be able to sell your shares under the share redemption program and, if you are able to sell your shares under the program, you may not be able to recover the amount of your investment in our shares.

Our board of directors approved the share redemption program, but may amend, suspend or terminate our share redemption program at any time.  Our board of directors may reject any request for redemption of shares.  Further, there are many limitations on your ability to sell your shares pursuant to the share redemption program.  Any stockholder requesting repurchase of their shares pursuant to our share redemption program will be required to certify to us that such stockholder either (1) acquired the shares requested to be repurchased directly from us or (2) acquired the shares from the original investor by way of a bona fide gift not for value to, or for the benefit of, a member of the stockholder’s immediate or extended family, or through a transfer to a custodian, trustee or other fiduciary for the account of the stockholder or his or her immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or operation of law.

In addition, our share redemption program contains other restrictions and limitations.  We cannot guarantee that we will accommodate all redemption requests made in any particular redemption period.  If we do not redeem all shares presented for redemption during any period in which we are redeeming shares, then all shares will be redeemed on a pro rata basis during the relevant period.  You must hold your shares for at least one year prior to seeking redemption under the share redemption program, except that our board of directors will waive this one-year holding requirement with respect to redemptions sought upon the death or qualifying disability of a stockholder or redemptions sought upon a stockholder’s confinement to a long-term care facility.  Our board of directors may also waive this one-year holding requirement for other exigent circumstances affecting a stockholder such as bankruptcy or a mandatory distribution requirement under a stockholder’s IRA, or with respect to shares purchased through our distribution reinvestment plan. We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  Generally, the cash available for redemption on any particular date will be limited to the proceeds from our distribution reinvestment plan during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period, plus, if we had positive operating cash flow during such preceding four fiscal quarters, 1% of all operating cash flow during such preceding four fiscal quarters.

Further, our board of directors reserves the right to reject any request for redemption or to terminate, suspend, or amend the share redemption program at any time.  Therefore, in making a decision to purchase shares of our common stock, you should not assume that you will be able to sell any of your shares back to us pursuant to our share redemption program.

If you are able to resell your shares to us pursuant to our share redemption program, you will likely receive substantially less than the amount paid to acquire the shares from us or the fair market value of your shares, depending upon how long you owned the shares.

Except for redemptions sought upon a stockholder’s death or qualifying disability or redemptions sought upon a stockholder’s confinement to a long-term care facility, the purchase price per share redeemed under our share redemption program will equal 90% of (i) the most recently disclosed estimated value per share as determined in accordance with our valuation policy, less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders after the valuation was determined; provided, however, that the purchase price per share shall not exceed: (1) prior to the first valuation conducted by our board of directors, or a committee thereof (the “Initial Board Valuation”), under the valuation policy, 90% of (i) the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders prior to the redemption date (the “Special

Distributions”); or (2) on or after the Initial Board Valuation, the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) less any Special Distributions.  Accordingly, you may receive less by selling your shares back to us than you would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation.

We established the offering price for the shares on an arbitrary basis; as a result, the offering price of the shares is not related to any independent valuation.

Our board of directors arbitrarily set the offering price of our shares of common stock for this offering, and this price bears no relationship to the book or net value of our assets or to our expected operating income.  To assist fiduciaries in discharging their obligations under the Employee Retirement Income Security Act of 1974, as amended, and to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority rules, we adopted a valuation policy in respect of estimating the per share value of our common stock.  Until 18 months have passed without a sale in an offering of our common stock (or other securities from which our board of directors believes the value of a share of common stock can be estimated), not including any offering related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership, we generally will use the gross offering price of a share of the common stock in our most recent offering as the per share estimated value thereof or, with respect to an offering of other securities from which the value of a share of common stock can be estimated, the value derived from the gross offering price of the other security as the per share estimated value of the common stock.  This estimated value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your shares.  In addition, this per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets.

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

We are offering a maximum of 100,000,000 shares in our primary offering at an aggregate offering price of up to $1 billion, or $10.00 per share with discounts available to certain categories of purchasers.  The 25,000,000 shares offered under the DRP are initially being offered at an aggregate offering price of $237.5 million, or $9.50 per share.  Behringer Securities LP, an affiliate of our advisor, is the dealer manager of the Offering.  As of September 30, 2009, we had sold 12,338,736 shares of our common stock, net of the 22,471 shares issued to Behringer Harvard Holdings, on a best efforts basis pursuant to the Offering for gross offering proceeds of approximately $123 million.

From the effectiveness of the Offering through September 30, 2009, we incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering:

Type of Expense	Amount
Other expenses to affiliates (1)	$19,736
Other expenses to non-affiliates	—

Total expenses	$19,736

(1) “Other expenses to affiliates” includes commissions and dealer manager fees paid to Behringer Securities, which reallowed all or a portion of the commissions and fees to soliciting dealers.

From the effectiveness of the Offering through September 30, 2009, the net offering proceeds to us from the Offering, including the DRP, after deducting the total expenses incurred described above, were $103.3 million.  From the effectiveness of the Offering through September 30, 2009, we had used $17.3 million of such net proceeds to purchase interests in real estate, net of notes payable.  Of the amount used for the purchase of these investments, $1.3 million was paid to Behringer Opportunity Advisors II, as acquisition and advisory fees and acquisition expense reimbursement.

Recent Shares of Unregistered Securities

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Redemption Program

Our board of directors has authorized a share redemption program for stockholders who have held their shares for more than one year, subject to the significant conditions and limitations of the program.  On November 10, 2009, our board of directors adopted a valuation policy and approved certain amendments to the share redemption program to be effective immediately.  The terms of the share redemption program through November 10, 2009, are summarized below, followed by information regarding the amendments.

Summary of share redemption program through November 10, 2009:

The terms on which we redeem shares may differ between redemptions upon the death or “qualifying disability” (as defined in the share redemption program) of the stockholder or requests for redemption sought upon a stockholder’s confinement to a long-term care facility (collectively referred to herein as “Exceptional Redemptions”) and all other redemptions (referred to herein as “Ordinary Redemptions”).

For Ordinary Redemptions, the purchase price for shares redeemed under the share redemption program will equal:

•                  prior to the time we begin obtaining appraisals of the value of our properties and our other assets, the amount by which (a) the lesser of (1) 90% of the average gross price per share the original purchaser or purchasers of your shares paid to us, which we refer to as the “issue price,” for all of your shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our shares of common stock) or (2) 90% of the offering price of shares in our most recent primary offering exceeds (b) the aggregate amount of net sale proceeds per share, if any, distributed to investors prior to the redemption date as a result of the sale of one or more of our investments; or

•                  after we begin obtaining such appraisals of the value of our properties and our other assets, the lesser of (1) 100% of the average issue price per share for all of your shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our shares of common stock) or (2) 90% of the estimated value per share, as determined by the most recent appraisal.

For Extraordinary Redemptions, the purchase price per share for shares redeemed under the share redemption program will equal, until we begin having appraisals performed, the amount by which (a) the average issue price per share for all of your shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the shares of common stock) exceeds (b) the aggregate amount of net sale proceeds per share, if any, distributed to investors prior to the redemption date as a result of the sale of one or more of our investments.  Thereafter, the purchase price will be the estimated value per share, as determined by the most recent appraisal.

Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of other exigent circumstances affecting a stockholder such as bankruptcy or a mandatory distribution requirement under the stockholder’s IRA, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) otherwise amend the terms for the share redemption program.  Under the terms of the program, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, our board of directors will determine at least quarterly whether we have sufficient cash to repurchase shares, and such purchases will generally be limited to proceeds from the DRP  plus 1% of operating cash flow for the previous fiscal year.  The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest.

Summary of amendments effective as of November 10, 2009:

On November 10, 2009, our board of directors approved certain amendments to the program to be effective immediately.  Under the amended and restated share redemption program, the per share redemption price will equal:

•                  in the case of Ordinary Redemptions, 90% of (i) the most recently disclosed estimated value per share (the “Valuation”) as determined in accordance with our valuation policy (the “Valuation Policy”), as such Valuation Policy is amended from time to time, less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders after the Valuation was determined (the “Valuation Adjustment”); provided, however, that the purchase price per share shall not exceed: (1) prior to the first

Valuation conducted by our board of directors, or a committee thereof (the “Initial Board Valuation”), under the Valuation Policy, 90% of (i) the Original Share Price (as defined herein) less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders prior to the redemption date (the “Special Distributions”); or (2) on or after the Initial Board Valuation, the Original Share Price less any Special Distributions; and

•                  in the case of Exceptional Redemptions, (1) prior to the Initial Board Valuation, the Original Share Price less any Special Distributions; or (2) on or after the Initial Board Valuation, the most recently disclosed Valuation less any Valuation Adjustment, provided, however, that the purchase price per share shall not exceed the Original Share Price less any Special Distributions.

“Original Share Price” means the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).

Notwithstanding the redemption prices set forth above, our board of directors may determine, whether pursuant to formulae or processes approved or set by our board of directors, the redemption price of the shares, which may differ between Ordinary Redemptions and Exceptional Redemptions; provided, however, that we must provide at least 30 days’ notice to stockholders before applying this new price determined by our board of directors.

In addition, under the amended and restated share redemption program, Exceptional Redemption requests may be made within one year of the event giving rise to the special circumstances, as opposed to 270 days under the prior share redemption program (i.e. Exceptional Redemption requests may be made within one year of the death of the stockholder, within one year of the determination of the stockholder’s qualifying disability or, with respect to redemptions sought upon a stockholder’s confinement to a long-term care facility, within one year of the earlier of (1) the one year anniversary of the stockholder’s admittance to the long-term care facility or (2) the date of the determination of the stockholder’s indefinite confinement to the long-term care facility by a licensed physician).  Exceptional Redemption requests not made within the one-year period will be treated as Ordinary Redemption requests.

Finally, under the amended and restated share redemption program, the cash available for redemption on any particular date will generally be limited to the proceeds from the DRP during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period, plus, if we had positive operating cash flow during such preceding four fiscal quarters, 1% of all operating cash flow during such preceding four fiscal quarters.

In all other material respects, the terms of our share redemption program remain unchanged.  The information set forth herein with respect to the amendments does not purport to be complete in scope and is qualified in its entirety by the full text of the Amended and Restated Share Redemption Program, which is being filed as Exhibit 99.2 and is incorporated into this report by reference.

During the quarter ended September 30, 2009, we redeemed shares as follows:

2009	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
July	—	$—	—
August	17,392	$8.99	17,392		(1)
September	—	$—	—

	17,392	$8.99	17,392		(1)

(1) Under the terms of the program, in effect as of September 30, 2009, we will not redeem in excess of 5% of the weighted-average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, our board of directors will determine at least quarterly whether we have sufficient cash to repurchase shares, and such purchases will generally be limited to proceeds from the DRP plus 1% of operating cash flow for the previous fiscal year.

Item 3.                                                          Defaults Upon Senior Securities.

None.

Item 4.                                                          Submission of Matters to a Vote of Security Holders.

None.

Item 5.                                                          Other Information.

Adoption of Valuation Policy

On November 10, 2009, our board of directors adopted the Valuation Policy, a valuation policy in respect of estimating the per share value of our common stock in order to assist fiduciaries in discharging their obligations under the Employee Retirement Income Security Act of 1974, as amended, and to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority rules with respect to customer account statements.

Under the Valuation Policy, we are required to provide to our stockholders a per share estimated value of our common stock on a periodic basis, generally annually.  Until 18 months have passed without a sale in an offering of our common stock (or other securities from which our board of directors believes the value of a share of common stock can be estimated), not including any offering related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership, we generally will use the gross offering price of a share of the common stock in our most recent offering as the per share estimated value thereof or, with respect to an offering of other securities from which the value of a share of common stock can be estimated, the value derived from the gross offering price of the other security as the per share estimated value of the common stock.  No later than 18 months after the last sale in an offering, we will disclose an estimated per share value that is not based solely on the offering price of securities in such offering.  This estimate will be determined by our board of directors, or a committee thereof, after consultation with Behringer Opportunity Advisors II, or if we are no longer advised by Behringer Opportunity Advisors II, our officers, and employees, subject to the restrictions and limitations set forth in the valuation policy.  After first publishing an estimate by our board of directors within 18 months after an offering, we will repeat the process of estimating share value of our common stock periodically thereafter, generally annually.

The information set forth herein with respect to the Valuation Policy does not purport to be complete in scope and is qualified in its entirety by the full text of the Valuation Policy, which is being filed as Exhibit 99.1, and is incorporated into this report by reference.

Adoption of Amended and Restated Distribution Reinvestment Plan

On November 10, 2009, our board of directors adopted the Amended and Restated Distribution Reinvestment Plan (the “Amended and Restated DRP”).  We expect that the Amended and Restated DRP will be effective no later than March 1, 2010 upon giving participants the requisite notice under the current plan.

The Amended and Restated DRP clarifies the prices at which participants may invest in additional shares of our common stock.  Pursuant to the Amended and Restated DRP, prior to the termination of our current public offering of shares of our common stock, participants may invest their distributions in shares of our common stock at a price equal to the following, regardless of the price per share paid by the participant in respect of which the distributions are paid: (1) prior to the first the valuation of the shares conducted by our board of directors or a committee thereof (as opposed to a valuation that is based solely on the offering price of securities in the most recent offering) (the “Initial Board Valuation”) under our valuation policy, as such valuation policy is amended from time to time (the “Valuation Policy”),  95% of (i) the most recently disclosed estimated value per share (the “Valuation”) as determined in accordance with the Valuation Policy less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders after the Valuation was determined (the “Valuation Adjustment”); or (2) on or after the Initial Board Valuation, 100% of (i) the most recently disclosed Valuation as determined in accordance with the Valuation Policy less (ii) any Valuation Adjustment.

After termination of our current public offering, participants may invest their distributions in shares that may (but are not required to) be supplied from either (i) shares registered with the Securities and Exchange Commission (the “SEC”) pursuant to an effective registration statement for shares for use in the distribution reinvestment plan (a “Future Registration”) or (ii) shares purchased by the plan administrator in a secondary market (if available) or on a national stock exchange (if listed) (collectively, the “Secondary Market”) and registered with the SEC for resale pursuant to the plan.  Shares registered in a Future Registration that are not purchased by the plan administrator in the Secondary Market will be issued at a price equal to 100% of (A) the most recently disclosed Valuation less (B) any Valuation Adjustment.  Shares purchased on the Secondary Market as set forth in (ii) above will be purchased at the then-prevailing market price, and the average price paid by the plan administrator for all such purchases for a single distribution will be utilized for purposes of determining the purchase price for shares purchased under the distribution reinvestment plan on such investment date; however, in no event will the purchase price for shares purchased under the distribution reinvestment plan be less than 100% of the market price for shares on such investment date.

Regardless of the pricing determined above, our board of directors may determine, from time to time, in its sole discretion, the price at which the plan administrator will invest distributions in shares; provided that if the new price so determined by our board of directors varies more than 5% from the pricing that would have resulted pursuant to the two paragraphs above, as applicable, it will deliver a notice regarding the new price to each plan participant at least 30 days prior to the effective date of the new price.

The Amended and Restated DRP also clarifies that any notice to a participant under the distribution reinvestment plan may be given by letter addressed to the participant, delivered by electronic means, or given by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC.

In all other material respects, the terms of our distribution reinvestment plan will remain unchanged.  The information set forth herein with respect to the Amended and Restated DRP does not purport to be complete in scope and is qualified in its entirety by the full text of the Amended and Restated DRP, which is being filed as Exhibit 4.2 and is incorporated into this report by reference.

Adoption of Amendment and Restated Automatic Purchase Plan

On November 10, 2009, our board of directors adopted the Amended and Restated Automatic Purchase Plan (the “Amended and Restated APP”).  We expect that the Amended and Restated APP will be effective no later than March 1, 2010 upon giving participants the requisite notice under the current plan.  The Amended and Restated APP clarifies that any notice to a participant under the automatic purchase plan may be given by letter addressed to the participant, delivered by electronic means, or given by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC.  In all other material respects, the terms of our automatic purchase plan will remain unchanged.  The information set forth herein with respect to the Amended and Restated APP does not purport to be complete in scope and is qualified in its entirety by the full text of the Amended and Restated APP, which is being filed as Exhibit 4.3 and is incorporated into this report by reference.

Item 6.                                                          Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

Dated: November 12, 2009	By:	/s/ Gary S. Bresky
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

4.2*	Amended and Restated Distribution Reinvestment Plan

4.3*	Amended and Restated Automatic Purchase Plan

4.4	Form of Escrow Agreement (incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-140887)

4.5

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-140887)

10.1*	Amended and Restated Advisory Management Agreement

10.2*	Junior Loan Agreement (related to the PAL Loan) by and between Rest Easy LLC and Behringer Harvard PAL I, LLC, dated as of August 14, 2009

10.3*	Promissory Note (related to the PAL Loan) between Rest Easy LLC, and Behringer Harvard PAL I, LLC

10.4*	Intercreditor and Subordination Agreement (related to the PAL Loan) by and among Bank of America, N.A., Behringer Harvard PAL I, LLC, and Lend Lease (US) Capital, Inc., dated as of August 14, 2009

10.5*

Construction Leasehold Deed of Trust, Assignment, Security Agreement and Fixture Filing (related to the PAL Loan Fort Hood, TX property) by Rest Easy LLC, as Grantor, to and in favor of Stephen J. Hughes, as Trustee, and Behringer Harvard PAL I, LLC, as Lender, dated as of August 14, 2009 with schedule disclosing other substantially identical Deeds of Trust omitted

10.6*

Construction Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing (related to the PAL Loan Fort Sill, OK property) by Rest Easy LLC, as Borrower, to and in favor of Behringer Harvard PAL I, LLC, as Lender, dated as of August 14, 2009 with schedule disclosing other substantially identical Mortgages omitted

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*	Section 1350 Certifications**

99.1*	Valuation Policy

99.2*	Amended and Restated Share Redemption Program

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