Form 10-K
period 2009-12-31
Behringer Harvard Opportunity REIT II, Inc.
filed 2010-03-30
CIK 1387061

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

Commission File Number: 000-53650

Behringer Harvard Opportunity REIT II, Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-8198863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
15601 Dallas Parkway, Suite 600, Addison, Texas	75001
(Address of principal executive offices)	(Zip Code)

(866) 655-3600
(Registrant's telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:
 None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.0001 par value per share
(Title of class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         While there is no established market for the registrant's shares of common stock, the Registrant is conducting an initial public offering of its shares of common stock pursuant to a registration statement on Form S-11, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of June 30, 2009 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $104.4 million assuming a market value of $10.00 per share.

         As of February 28, 2010, the registrant had 16,279,884 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.
FORM 10-K
Year Ended December 31, 2009

Forward-Looking Statements

        Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard Opportunity REIT II, Inc. and our subsidiaries (which may be referred to herein as the "Company," "we," "us" or "our"), including our ability to rent space on favorable terms, to address our debt maturities and to fund our liquidity requirements, the value of our assets, our anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our stockholders, the estimated per share value of our common stock and other matters. Words such as "may," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "would," "could," "should" and variations of these words and similar expressions are intended to identify forward-looking statements.

        These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under "Risk Factors" in this Annual Report on Form 10-K and the factors described below:

  •
  market and economic challenges experienced by the U.S. economy or real estate industry as a whole and the local economic conditions in the markets in which our properties are located;

  •
  the availability of cash flow from operating activities for distributions and capital expenditures;

  •
  a decrease in the level of participation under our distribution reinvestment plan;

  •
  our level of debt and the terms and limitations imposed on us by our debt agreements;

  •
  the availability of credit generally, and any failure to refinance or extend our debt as it comes due or a failure to satisfy the conditions and requirements of that debt;

  •
  the need to invest additional equity in connection with debt refinancings as a result of reduced asset values and requirements to reduce overall leverage;

  •
  future increases in interest rates;

  •
  our ability to raise capital in the future by issuing additional equity or debt securities, selling our assets or otherwise;

  •
  impairment charges;

  •
  our ability to retain our executive officers and other key personnel of our advisor, our property manager and their affiliates;

  •
  conflicts of interest arising out of our relationships with our advisor and its affiliates;

  •
  unfavorable changes in laws or regulations impacting our business or our assets; and

  •
  factors that could affect our ability to qualify as a real estate investment trust.

        Forward-looking statements in this Annual Report on Form 10-K reflect our management's view only as of the date of this Report, and may ultimately prove to be incorrect or false. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

PART I

Item 1.    Business

Organization

        Behringer Harvard Opportunity REIT II, Inc. was organized as a Maryland corporation on January 9, 2007 and has elected to be taxed, and currently qualifies, as a real estate investment trust ("REIT") for federal income tax purposes.

        We acquire and operate commercial real estate and real estate-related assets. In particular, we focus generally on acquiring commercial properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. In addition, given economic conditions as of December 31, 2009, our opportunistic investment strategy also includes investments in real estate-related assets that present opportunities for higher current income. Such investments may have capital gain characteristics, whether as a result of a discount purchase or related equity participations. We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties. These properties may be existing, income-producing properties, newly constructed properties, or properties under development or construction and may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multi-tenant use. Further, we may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. We also may originate or invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans, and Section 1031 tenant-in-common interests (including those issued by affiliates of our advisor), or in entities that make investments similar to the foregoing. We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. We completed our first property acquisition, an office building located in Denver, Colorado, on October 28, 2008, and, as of December 31, 2009, we have invested in four real estate and real estate-related assets.

        Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware on January 12, 2007 ("Behringer Harvard Opportunity OP II"). As of December 31, 2009, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, was the sole general partner of Behringer Harvard Opportunity OP II and owned a 0.1% partnership interest in Behringer Harvard Opportunity OP II. As of December 31, 2009, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of Behringer Harvard Opportunity OP II and owned the remaining 99.9% interest in Behringer Harvard Opportunity OP II.

        We are externally managed and advised by Behringer Harvard Opportunity Advisors II, LLC, a Texas limited liability company that was formed on March 16, 2010 ("Behringer Opportunity Advisors II"). Behringer Opportunity Advisors II is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf. Prior to March 16, 2010, we were advised by Behringer Harvard Opportunity Advisors II LP, which was converted into Behringer Harvard Opportunity Advisors II solely to reorganize the entity as a limited liability company.

        Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001, and our toll-free telephone number is (866) 655-3600. The name Behringer Harvard is the property of Behringer Harvard Holdings, LLC ("Behringer Harvard Holdings") and is used by permission.

Public Offering of Common Stock

        On February 26, 2007, we filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (the "SEC") to offer up to 125,000,000 shares of common stock for sale to the public (the "Offering"), of which 25,000,000 shares are being offered pursuant to our distribution reinvestment plan (the "DRP"). We reserve the right to reallocate the shares we are offering between our primary offering and the DRP. The SEC declared our Registration Statement effective on January 4, 2008, and we commenced our ongoing initial public offering on January 21, 2008.

        In connection with our initial capitalization, on January 19, 2007, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer Harvard Holdings. As of December 31, 2009, we had 14,648,698 shares of common stock outstanding, which includes the 22,471 shares issued to Behringer Harvard Holdings. As of December 31, 2009, we had 1,000 shares of convertible stock issued and outstanding to Behringer Harvard Holdings.

        We commenced operations on April 1, 2008 upon satisfaction of the conditions of our escrow agreement and our acceptance of initial subscriptions of common stock. Upon admission of new stockholders, subscription proceeds are used for payment of dealer manager fees and selling commissions and may be utilized as consideration for investments and the payment or reimbursement of offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments. We use the net proceeds from the Offering primarily to acquire real estate and real estate-related assets consistent with our opportunistic investment strategy. As of December 31, 2009, we had issued 14,732,825 shares of our common stock, including 22,471 shares owned by Behringer Harvard Holdings, and 377,408 shares through the DRP. As of December 31, 2009, we had redeemed 84,127 shares of our common stock.

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

2009 Highlights

        During 2009, we completed the following key transactions:

  •
  we issued approximately 7.4 million shares of our common stock (inclusive of distribution reinvestments and without regard to redemptions), resulting in gross proceeds to us of $73.8 million;

  •
  we entered into an agreement to provide up to $25 million of second lien financing for the privatization of and improvements to, approximately 3,200 hotel lodging units located on ten U.S. Army installations;

  •
  we purchased through a joint venture, at a discount, a 90% interest in a promissory note secured by a first lien mortgage for $25.4 million plus closing costs from the Federal Deposit Insurance Corporation as Receiver for Corus Bank, N.A. The borrower is currently in default under the promissory note and the principal balance and accrued interest owed at the date of purchase was $65.8 million. The collateral for the promissory note is a 408-unit multi-family complex, Palms of Monterrey, on a 28-acre site located in Fort Myers, Florida; and

  •
  we purchased a 9.99% limited partnership interest in a multifamily property, Stone Creek, in Killeen, Texas for $0.5 million.

Investment Objectives

        Our primary investment objectives are:

  •
  to realize growth in the value of our investments within three to six years of the termination of the primary offering;

  •
  to preserve, protect and return our investors' capital contribution;

  •
  to grow net cash from operations such that more cash is available for distributions to investors; and

  •
  to enable our investors to realize a return of their investment by beginning the process of liquidating and distributing cash to investors or by listing our shares for trading on a national securities exchange within three to six years after termination of the primary offering.

Acquisition and Investment Policies

        We seek to acquire and operate real estate and real estate-related assets on an opportunistic basis. We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, and multifamily properties, as well as property for development or redevelopment. We may also invest in real estate-related assets such as collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans, Section 1031 tenant-in-common interests, and real estate-related securities. In each case, we will target assets that have been identified as opportunistic investments with significant possibilities for short-term capital appreciation. These assets will be identified as such because of their property-specific characteristics or their market characteristics. For instance, properties that may benefit from unique repositioning opportunities, for development or redevelopment, or that are located in markets with high growth potential or that are available from distressed sellers may present appropriate investments for us. In addition, current economic conditions present opportunities to invest in loans secured by or related to real estate at more attractive rates of current return than have been available for some time. Such loan investments may also have capital gain characteristics, whether as a result of a discount purchase or related equity participations. Because our intended approach to acquiring and operating real estate-related assets involves more risk than comparable real estate programs that have a targeted holding period for investments longer than ours, utilize leverage to a lesser degree, or employ more conservative investment strategies, we believe that we have a potential for a higher rate of return than other real estate programs.

        We intend to hold our assets for a period of three to six years from the termination of the primary offering. We believe that holding our assets for this period will enable us to capitalize on the potential for increased income and capital appreciation of assets while also providing a level of liquidity consistent with our investment strategy and fund life. Though we will evaluate each of our assets for capital appreciation generally within a targeted holding period of three to six years from the termination of the primary offering, we may consider investing in properties and other assets with a different holding period in the event such investments provide an opportunity for an attractive return in a period that is consistent with the life of this fund. Further, economic or market conditions may influence us to hold our investments for different periods of time.

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

Borrowing Policies

        There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, the maximum amount of our indebtedness cannot exceed 300% of our "net assets" (as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007 (the "NASAA REIT Guidelines")) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors. In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital under the Offering or any subsequent offering and invested substantially all of our capital. As a result, we expect to borrow more than 75% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent. Our board of directors must review our aggregate borrowings at least quarterly. As of December 31, 2009, we had an aggregate debt leverage ratio of 13% of the aggregate value of our assets.

Distribution Policy

        In order to qualify as a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders. Until we generate sufficient cash flow from operations to fully fund the payment of distributions, some or all of our distributions will be paid from other sources. For the year ended December 31, 2009, our distributions were partially funded from operating cash flow and the remainder from other financing activities, such as our offering proceeds. To the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation. As development projects are completed and begin to generate income, we expect to have additional funds available to pay distributions. We can provide no assurances as to when we will begin to generate sufficient cash flow solely from operations to fully fund distributions.

        Distributions are authorized at the discretion of our board of directors based on its analysis of our performance over the previous period, expectations of performance for future periods, including actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, general financial condition, and other factors that our board deems relevant. The board's decision will be influenced, in substantial part, by its obligation to ensure that we maintain our status as a REIT. In light of the pervasive and fundamental disruptions in the global financial and real estate markets, we cannot provide assurance that we will be able to achieve expected cash flows necessary to continue to pay distributions at any particular level, or at all. If the current economic conditions continue, our board could determine to reduce our current distribution rate or cease paying distributions in order to conserve cash.

        Until proceeds from the Offering are fully invested and generating sufficient operating cash flow to fully fund the payment of distributions to our stockholders, we have and will continue to pay some or all of our distributions from sources other than operating cash flow. We may, for example, generate cash to pay distributions from financing activities, components of which may include proceeds from the Offering and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow. In addition, from time to time, our advisor and its affiliates may agree to waive or defer all, or a portion, of the acquisition, asset management or other fees or incentives due to them, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash that we have available to pay distributions to our stockholders.

        Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. Since we began operations in April 2008, our board of directors has declared distributions as summarized below:

Period	Approximate Amount (Rounded)	Annualized Percentage Return Assuming $10.00 Per Share Purchase Price(1)
1st Qtr. 2010	$0.1232877 per share	5%
4th Qtr. 2009	$0.1260274 per share	5%
3rd Qtr. 2009	$0.1260274 per share	5%
2nd Qtr. 2009	$0.0912329 per share	4%
1st Qtr. 2009	$0.0739726 per share	3%
4th Qtr. 2008	$0.0756148 per share	3%
3rd Qtr. 2008	$0.0756148 per share	3%
2nd Qtr. 2008	$0.0501359 per share	3%

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

Significant Tenants

        As of December 31, 2009, one of our tenants accounted for 10% or more of our aggregate annual revenues from our consolidated property. Policy Studies, Inc., a tenant in the healthcare consulting services industry, accounted for rental revenue of $0.8 million, or approximately 15%, of our total rental revenue for the year ended December 31, 2009. Policy Studies, Inc. has exercised its termination option and plans to vacate the building on or before August 31, 2010.

Employees

        We have no employees. Behringer Opportunity Advisors II and affiliates of Behringer Harvard Holdings perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage, and investor relations services.

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

Available Information

        We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports with the SEC. We also have filed with the SEC registration statements in connection with the Offering. Copies of our filings with the SEC may be obtained from our website at www.behringerharvard.com or at the SEC's website at www.sec.gov. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Annual Report on Form 10-K.

Item 1A.    Risk Factors.

        The factors described below represent the principal risks of an investment in our shares in our ongoing public offering. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate. Our stockholders or potential investors may be referred to as "you" or "your" in this Item 1A, "Risk Factors" section.

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

        We could suffer from delays in locating suitable investments as a result of our reliance on our advisor at times when management of our advisor is simultaneously seeking to locate suitable investments for other Behringer Harvard sponsored programs, some of which have investment objectives and employ investment strategies that are similar to ours. Although our sponsor generally seeks to avoid simultaneous public offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms, there may be periods during which one or more Behringer Harvard sponsored programs are seeking to invest in similar properties.

        Additionally, as a public company, we are subject to the ongoing reporting requirements under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Pursuant to the Exchange Act, we may be required to file with the SEC financial statements of properties we acquire or, in certain cases, financial statements of the tenants of the acquired properties. To the extent any required financial statements are not available or cannot be obtained, we will not be able to acquire the property. As a result, we may not be able to acquire certain properties that otherwise would be a suitable investment. We could suffer delays in our property acquisitions due to these reporting requirements.

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

        Because we have made only four investments in real estate and real estate-related assets and have not identified any other investments as of the date of this Annual Report on Form 10-K, there can be no assurances as to when we will begin to generate sufficient cash flow to fully fund the payment of distributions. As a result, investors who invest in us before we commence significant real estate operations and generate significant cash flow may realize a lower rate of return than later investors. We expect to have little cash flow from operations available for distribution until we make substantial investments. In addition, to the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation. Therefore, until such time as we have sufficient cash flow from operations to fund fully the payment of distributions therefrom, some or all of our distributions will be paid from other sources, such as from the proceeds of the Offering or future offerings, cash advances to us by our advisor, cash resulting from a waiver of asset management fees, and borrowings, including borrowings secured by our assets, in anticipation of future operating cash flow.

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

        Because we have made only four investments in real estate and real estate-related assets and have not yet identified any other investments for which to apply proceeds from the Offering as of the date of this Annual Report on Form 10-K, we are not able to provide you with information to evaluate our investments prior to acquisition. We will seek to invest substantially all of our offering proceeds available for investment, after the payment of fees and expenses, in the acquisition of real estate and real estate-related assets. We have established policies relating to the creditworthiness of tenants and managers, but our board of directors will have wide discretion in implementing these policies, and you will not have the opportunity to evaluate potential tenants or managers. In light of our desire to purchase properties that we believe present an opportunity for enhanced future value, the creditworthiness of existing tenants may not be a significant factor in determining whether to acquire the property. We anticipate that we will invest in properties that we believe may be repositioned for greater value due, in whole or in part, to the presence of tenants that do not have strong credit. In such cases, our strategy will include repositioning the property to attract new, more creditworthy tenants.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, and the return on your investment in us will fluctuate with the performance of the specific investments we make.

        The Offering is being made on a "best efforts" basis, meaning that our dealer manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any of the shares. As a result, we cannot assure you of the amount of proceeds that will be raised in the Offering. If we are unable to raise substantial funds in the Offering, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we acquire. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. In the event we are not able to raise a substantial amount of offering proceeds, we will most likely make our investments through one or more joint ventures with third parties and may only be able to make one investment. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Your investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, if we are unable to raise substantial funds, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected.

We and our advisor have a limited operating history, we have no established financing sources, and the prior performance of real estate investment programs sponsored by affiliates of our advisor may not be indicative of our future results.

        We and our advisor have only limited operating histories. You should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our advisor to predict our future results. We were incorporated in January 2007, commenced operations in April 2008, and, as of the date of this Annual Report on Form 10-K, we have made four investments in real estate and real estate-related assets. Accordingly, the prior performance of real estate investment programs sponsored by affiliates of Mr. Behringer and our advisor may not be indicative of our future results.

        Moreover, we have no established financing sources other than our offering proceeds. If our capital resources are insufficient to support our operations, we will not be successful.

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

        Our success depends to a significant degree upon the continued contributions of our chairman, certain executive officers and other key personnel, of us, our advisor and its affiliates, including Robert M. Behringer and Robert S. Aisner, each of whom would be difficult to replace. We do not have employment agreements with our chairman and executive officers, and we cannot guarantee that they will remain affiliated with us. Although our chairman, several of our executive officers and other key personnel, including Mr. Behringer and Mr. Aisner, have entered into employment agreements with affiliates of our advisor, including Harvard Property Trust, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with our advisor. If any of our key personnel were to cease their affiliation with us, our advisor or its affiliates, our operating results could suffer. Further, although Behringer Harvard Holdings has key person insurance on the lives of Robert M. Behringer, Gerald J. Reihsen, III, M. Jason Mattox, Robert S. Aisner and Gary S. Bresky, we do not intend to separately maintain key person life insurance on these individuals, or any other person. We believe that our future success depends, in large part, upon our advisor's and its affiliates' ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for persons with these skills is intense, and we cannot assure you that our advisor will be successful in attracting and retaining such skilled personnel. Further, we have established, and intend in the future to establish, strategic relationships with firms that have special expertise in certain services or as to assets both nationally and in certain geographic regions. Maintaining these relationships will be important for us to effectively compete for assets. We cannot assure you that we will be successful in attracting and retaining such strategic relationships. If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

If we internalize our management functions, your interest in us could be diluted, and we could incur other significant costs associated with being self-managed.

        Our strategy may involve internalizing our management functions. If we internalize our management functions, we may elect to negotiate to acquire our advisor's and property manager's assets and personnel. Under our advisory management agreement, we are restricted from hiring or soliciting any employee of our advisor or its affiliates for one year from the termination of the agreement. We are similarly restricted under our property management agreement with respect to the employees of our property manager or its affiliates. These restrictions could make it difficult to internalize our management functions without acquiring assets and personnel from our advisor and its affiliates for consideration that would be negotiated at that time. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our stock. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the net income per share and funds from operations per share attributable to your investment.

        In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the advisory management agreement, our direct expenses would include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by our advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may further dilute your investment. We cannot reasonably estimate the amount of fees to our advisor we would save and the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our net income per share and funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

        As currently organized, we will not directly employ any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances.

        If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, our advisor and its affiliates perform property management, asset management, and general and administrative functions, including accounting and financial reporting, for multiple entities. They have a great deal of know-how and can experience economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management's attention could be diverted from most effectively managing our properties.

If we continue to pay a portion of distributions from sources other than our cash flow from operations, we will have less funds available for the acquisition of properties, and your overall return may be reduced.

        Our organizational documents permit us to make distributions from any source, such as from the proceeds of the Offering or other offerings, cash advances to us by our advisor, cash resulting from a waiver of asset management fees, and borrowings, including borrowings secured by our assets, in anticipation of future operating cash flow. If we continue to fund a portion of distributions from financings or the net proceeds from the Offering, we will have less funds available for acquiring properties and other investments, and your overall return may be reduced. Further, to the extent distributions have or continue to exceed cash flow from operations, a stockholder's basis in our stock will be reduced and, to the extent distributions exceed a stockholder's basis, the stockholder may recognize capital gain.

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

        We expect to purchase real estate assets located outside the United States and may make or purchase mortgage, bridge, mezzanine or other loans or participations in mortgage, bridge, mezzanine or other loans made by a borrower located outside the United States or secured by property located outside the United States. These investments may be affected by factors peculiar to the laws of the jurisdiction in which the borrower or the property is located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following risks:

  •
  governmental laws, rules and policies including laws relating to the foreign ownership of real property or mortgages and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person's or corporation's country of origin;

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

        Although our sponsor generally seeks to avoid simultaneous public offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms, there may be periods during which one or more Behringer Harvard sponsored programs are seeking to invest in similar properties and other real estate-related investments. As a result, we may be buying properties and other real estate-related investments at the same time as one or more of the other Behringer Harvard sponsored programs managed by officers and employees of our advisor and/or its affiliates, and these other Behringer Harvard sponsored programs may use investment strategies that are similar to ours. Our executive officers and the executive officers of our advisor are also the executive officers of other Behringer Harvard sponsored REITs and their advisors, the general partners of Behringer Harvard sponsored partnerships and/or the advisors or fiduciaries of other Behringer Harvard sponsored programs, and these entities are and will be under common control. There is a risk that our advisor will choose a property that provides lower returns to us than a property purchased by another Behringer Harvard sponsored program. In the event these conflicts arise, we cannot assure you that our best interests will be met when officers and employees acting on behalf of our advisor and on behalf of advisors and managers of other Behringer Harvard sponsored programs decide whether to allocate any particular property to us or to another Behringer Harvard sponsored program or affiliate of our advisor, which may have an investment strategy that is similar to ours. In addition, we may acquire properties in geographic areas where other Behringer Harvard sponsored programs own properties. If one of the other Behringer Harvard sponsored programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may apply if our advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations in mortgage, bridge or mezzanine loans on our behalf because other Behringer Harvard sponsored programs may be competing with us for such investments. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment.

Behringer Harvard Opportunity Advisors II and its affiliates, including all of our executive officers and some of our directors, will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

        Our advisor, Behringer Harvard Opportunity Advisors II and its affiliates, including our dealer manager and our property manager, are entitled to substantial fees from us under the terms of the advisory management agreement, dealer manager agreement and property management agreement. These fees could influence our advisor's advice to us as well as the judgment of affiliates of our advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

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

  •
  property sales, which may result in the issuance to Behringer Harvard Holdings, an affiliate of our advisor, of shares of our common stock through the conversion of our convertible stock;

  •
  property acquisitions from other Behringer Harvard sponsored programs, which might entitle affiliates of our advisor to real estate commissions and possible success-based sale fees in connection with its services for the seller;

  •
  property acquisitions from third parties, which entitle our advisor to acquisition fees and asset management fees;

  •
  borrowings to acquire properties, which borrowings will increase the acquisition and asset management fees payable to our advisor;

  •
  determining the compensation paid to employees for services provided to us, which could be influenced in part by whether or not the advisor is reimbursed by us for the related salaries and benefits;

  •
  whether we seek to internalize our management functions, which internalization could result in our retaining some of our advisor's key officers and employees for compensation that is greater than that which they currently earn or which could require additional payments to affiliates of our advisor to purchase the assets and operations of our advisor;

  •
  whether and when we seek to list our common stock on a national securities exchange, which listing could entitle Behringer Harvard Holdings, an affiliate of our advisor, to the issuance of shares of our common stock through the conversion of our convertible stock; and

  •
  whether and when we seek to sell the company or its assets, which sale may result in the issuance of shares of our common stock to Behringer Harvard Holdings through the conversion of our convertible stock.

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

        In addition, the conversion feature of our convertible stock could cause us to make different investment or disposition decisions than we would otherwise make, in order to avoid the stock conversion. Moreover, our advisor has the right to terminate the advisory management agreement for any reason upon 60 days' notice and thereby trigger the conversion of the convertible stock, which could have the effect of delaying, deferring or preventing a change of control that might otherwise be in our stockholders' best interests.

Our advisor will face conflicts of interest relating to joint ventures, tenant-in-common investments or other co-ownership arrangements that we enter with other Behringer Harvard sponsored programs, which could result in a disproportionate benefit to another Behringer Harvard sponsored program.

        We are likely to enter into joint ventures, tenant-in-common investments or other co-ownership arrangements with other Behringer Harvard sponsored programs, for the acquisition, development or improvement of properties as well as the acquisition of real estate-related investments. The executive officers of our advisor are also the executive officers of other Behringer Harvard sponsored REITs and their advisors, the general partners of other Behringer Harvard sponsored partnerships and/or the advisors or fiduciaries of other Behringer Harvard sponsored programs. These executive officers will face conflicts of interest in determining which Behringer Harvard sponsored program should enter into any particular joint venture, tenant-in-common or co-ownership arrangement. These persons may also have a conflict in structuring the terms of the relationship between our interests and the interests of the Behringer Harvard sponsored co-venturer, co-tenant or partner as well as conflicts of interest in managing the joint venture.

        In the event that we enter into a joint venture, tenant-in-common investment or other co-ownership arrangements with another Behringer Harvard sponsored program or joint venture, our advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular real estate property, and you may face certain additional risks. For example, it is anticipated that Behringer Harvard Short-Term Fund I will never have an active trading market. Therefore, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from such joint venturer with respect to the sale of properties in the future. In addition, in the event we enter into a joint venture with a Behringer Harvard sponsored program that has a term shorter than ours, the joint venture may be required to sell its properties at the time of the other Behringer Harvard sponsored program's liquidation. We may not desire to sell the properties at such time. Even if the terms of any joint venture agreement between us and another Behringer Harvard sponsored program grant us a right of first refusal to buy such properties, we may not have sufficient funds to exercise our right of first refusal under these circumstances.

        Because Mr. Behringer and his affiliates control us and other Behringer Harvard sponsored programs, agreements and transactions among the parties with respect to any joint venture, tenant-in-common investment or other co-ownership arrangement between or among such parties will not have the benefit of arm's-length negotiation of the type normally conducted between unrelated co-venturers. Under these joint ventures, neither co-venturer may have the power to control the venture, and under certain circumstances, an impasse could be reached regarding matters pertaining to the co-ownership arrangement, which might have a negative influence on the joint venture and decrease potential returns to you. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Furthermore, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason or if our interest is likewise subject to a right of first refusal of our co-venturer or partner, our ability to sell such interest may be adversely impacted by such right.

Our advisor's executive officers and key personnel and the executive officers and key personnel of Behringer Harvard-affiliated entities that conduct our day-to-day operations and the Offering will face competing demands on their time, and this may cause our investment returns to suffer.

        We rely upon the executive officers of our advisor and the executive officers and employees of Behringer Harvard-affiliated entities to conduct our day-to-day operations and the Offering. These persons also conduct the day-to-day operations of other Behringer Harvard sponsored programs and may have other business interests as well. Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate. If this occurs, the returns on our investments may suffer.

Our officers face conflicts of interest related to the positions they hold with entities affiliated with our advisor, which could diminish the value of the services they provide to us.

        Each of our executive officers, including Mr. Aisner who serves as our President, Chief Executive Officer and a director, is also an officer of our advisor, our property manager, our dealer manager and other entities affiliated with our advisor, including the advisors and fiduciaries to other Behringer Harvard sponsored programs. As a result, these individuals owe fiduciary duties to these other entities and their investors, which may conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) the timing and terms of the investment in or sale of an asset, (3) development of our properties by affiliates of our advisor, (4) investments with affiliates of our advisor, (5) compensation to our advisor, and (6) our relationship with our dealer manager and property manager. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to you and to maintain or increase the value of our assets.

Your investment will be diluted upon conversion of the convertible stock.

        Behringer Harvard Holdings, an affiliate of our advisor, purchased 1,000 shares of our convertible stock for an aggregate purchase price of $1,000. Under limited circumstances, these shares may be converted into shares of our common stock, resulting in dilution of our stockholders' interest in us. Our convertible stock will convert into shares of common stock on one of two events. First, it will convert if we have paid distributions to common stockholders such that aggregate distributions are equal to 100% of the price at which we sold our outstanding shares of common stock plus an amount sufficient to produce a 10% cumulative, non-compounded, annual return at that price. Alternatively, the convertible stock will convert if we list our shares of common stock on a national securities exchange and, on the 31st trading day after listing, the value of our company based on the average trading price of our shares of common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold for our common stockholders. Each of these two events is a "Triggering Event." Upon a Triggering Event, our convertible stock will, unless our advisory management agreement with our advisor has been terminated or not renewed on account of a material breach by our advisor, generally convert into shares of common stock with a value equal to the lesser of (A) 20% of the excess of our enterprise value plus the aggregate value of distributions paid to date on then outstanding shares of our common stock over the aggregate issue price of those outstanding shares plus a 10% cumulative, non-compounded, annual return on the issue price of those outstanding shares or (B) 15% of the excess of our enterprise value plus the aggregate value of distributions paid to date on then outstanding shares of our common stock over the aggregate issue price of those outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares. However, if our advisory management agreement with our advisor expires without renewal or is terminated (other than because of a material breach by our advisor) prior to a Triggering Event, then upon a Triggering Event the holder of the convertible stock will be entitled to a prorated portion of the number of shares of common stock determined by the foregoing calculation, where such proration is based on the percentage of time we were advised by our advisor. As a result, following conversion, the holder of the convertible stock will be entitled to a portion of amounts distributable to our stockholders, which such amounts distributable to the holder could be significant.

        Our advisor and Mr. Behringer can influence whether we terminate the advisory management agreement or allow it to expire without renewal, or whether our common stock is listed for trading on a national securities exchange. Accordingly, our advisor can influence both the conversion of the convertible stock issued to Behringer Harvard Holdings, its affiliate, and the resulting dilution of other stockholders' interests.

Because we rely on affiliates of Behringer Harvard Holdings for the provision of advisory, property management and dealer manager services, if Behringer Harvard Holdings is unable to meet its obligations we may be required to find alternative providers of these services, which could result in a significant and costly disruption of our business.

        Behringer Harvard Holdings, through one or more of its subsidiaries, owns and controls our advisor, our property manager and our dealer manager. The operations of our advisor, our property manager and our dealer manager rely substantially on Behringer Harvard Holdings. Behringer Harvard Holdings is largely dependent on fee income from its sponsored real estate programs. The current real estate market disruptions could adversely affect the amount of such fee income. In the event that Behringer Harvard Holdings becomes unable to meet its obligations as they become due, we might be required to find alternative service providers, which could result in a significant disruption of our business and would likely adversely affect the value of your investment in us. Further, given the non-compete agreements in place with Behringer Harvard Holdings' employees and the non-solicitation agreements we have with our advisor and property manager, it would be difficult for us to utilize any current employees that provide services to us.

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

        Under Maryland law, "business combinations" between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

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

        These super-majority vote requirements do not apply if the corporation's common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. Maryland law also permits various exemptions from these provisions, including business combinations that are exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Maryland law also limits the ability of a third party to buy a large stake in us and exercise voting power in electing directors.

        Maryland law provides a second anti-takeover statute, the Control Share Acquisition Act, which provides that "control shares" of a Maryland corporation acquired in a "control share acquisition" have no voting rights except to the extent approved by the corporation's disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, by officers or by directors who are employees of the corporation, are excluded from the vote on whether to accord voting rights to the control shares. "Control shares" are voting shares of stock that would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A "control share acquisition" means the acquisition of control shares. The control share acquisition statute does not apply (1) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (2) to acquisitions approved or exempted by a corporation's charter or bylaws. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. We can offer no assurance that this provision will not be amended or eliminated at any time in the future. This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our affiliates or any of their affiliates.

Our charter includes an anti-takeover provision that may discourage a stockholder from launching a tender offer for our shares.

        Our charter provides that any tender offer made by a stockholder, including any "mini-tender" offer, must comply with most provisions of Regulation 14D of the Exchange Act. The offering stockholder must provide our company notice of such tender offer at least ten business days before initiating the tender offer. If the offering stockholder does not comply with these requirements, our company will have the right to redeem that stockholder's shares and any shares acquired in such tender offer. In addition, the non-complying stockholder shall be responsible for all of our company's expenses in connection with that stockholder's noncompliance. This provision of our charter may discourage a stockholder from initiating a tender offer for our shares and prevent you from receiving a premium price for your shares in such a transaction.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we or our subsidiaries become an unregistered investment company, we could not continue our business.

        Neither we nor any of our subsidiaries intend to register as investment companies under the Investment Company Act of 1940, as amended (the "Investment Company Act"). If we or any of our subsidiaries were obligated to register as investment companies, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

  •
  limitations on capital structure;

  •
  restrictions on specified investments;

  •
  prohibitions on transactions with affiliates; and

  •
  compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

        Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, we will not be deemed to be an "investment company" if:

  •
  we are not engaged primarily, nor do we hold ourselves out as being engaged primarily, nor propose to engage primarily, in the business of investing, reinvesting or trading in securities (the "Primarily Engaged Test"); and

  •
  we are not engaged and do not propose to engage in the business of investing, reinvesting, owning, holding or trading in securities and do not own or propose to acquire "investment securities" having a value exceeding 40% of the value of our total assets on an unconsolidated basis (the "40% Test"). "Investment securities" excludes U.S. government securities and securities of majority owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

        We believe that we and our operating partnership satisfy both tests above. With respect to the 40% Test, most of the entities through which we and our operating partnership own our assets are majority owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).

        With respect to the Primarily Engaged Test, we and our operating partnership are holding companies and do not intend to invest or trade in securities ourselves. Rather, through the majority owned subsidiaries of our operating partnership, we and our operating partnership are primarily engaged in the non-investment company businesses of these subsidiaries.

        We believe that most of the subsidiaries of our operating partnership may rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Any other subsidiaries of our operating partnership should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) The SEC staff's position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in "mortgages and other liens on and interests in real estate" ("Qualifying Assets"); at least 80% of its assets in Qualifying Assets plus real estate-related assets ("Real Estate-Related Assets"); and no more than 20% of the value of its assets in other than Qualifying Assets and Real Estate-Related Assets ("Miscellaneous Assets"). To constitute a Qualifying Asset under this 55% requirement, a real estate interest must meet various criteria; therefore, certain of our subsidiaries are limited with respect to the value and nature of the assets that they may own at any given time.

        If, however, the value of the subsidiaries of our operating partnership that must rely on Section 3(c)(1) or Section 3(c)(7) is greater than 40% of the value of the assets of our operating partnership, then we and operating partnership may seek to rely on the exception from registration under Section 3(c)(6) if we and our operating partnership are "primarily engaged," through majority owned subsidiaries, in the business of purchasing or otherwise acquiring mortgages and other interests in real estate. Although the SEC staff has issued little interpretive guidance with respect to Section 3(c)(6), we believe that we and our operating partnership may rely on Section 3(c)(6) if 55% of the assets of our operating partnership consist of, and at least 55% of the income of our operating partnership is derived from, majority owned subsidiaries that rely on Section 3(c)(5)(C).

        To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, SEC staff interpretations with respect to various types of assets are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio.

        If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.

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

        Our board of directors approved the share redemption program, but may amend, suspend or terminate our share redemption program at any time. Our board of directors may reject any request for redemption of shares. Further, there are many limitations on your ability to sell your shares pursuant to the share redemption program. Any stockholder requesting repurchase of their shares pursuant to our share redemption program will be required to certify to us that such stockholder either (1) acquired the shares requested to be repurchased directly from us or (2) acquired the shares from the original investor by way of a bona fide gift not for value to, or for the benefit of, a member of the stockholder's immediate or extended family, or through a transfer to a custodian, trustee or other fiduciary for the account of the stockholder or his or her immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or operation of law.

        In addition, our share redemption program contains other restrictions and limitations. We cannot guarantee that we will accommodate all redemption requests made in any particular redemption period. If we do not redeem all shares presented for redemption during any period in which we are redeeming shares, then all shares will be redeemed on a pro rata basis during the relevant period. You must hold your shares for at least one year prior to seeking redemption under the share redemption program, except that our board of directors will waive this one-year holding requirement with respect to redemptions sought upon the death or qualifying disability of a stockholder or redemptions sought upon a stockholder's confinement to a long-term care facility. Our board of directors may also waive this one-year holding requirement for other exigent circumstances affecting a stockholder such as bankruptcy or a mandatory distribution requirement under a stockholder's IRA, or with respect to shares purchased through our distribution reinvestment plan. We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. Generally, the cash available for redemption on any particular date will be limited to the proceeds from our distribution reinvestment plan during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period, plus, if we had positive operating cash flow during such preceding four fiscal quarters, 1% of all operating cash flow during such preceding four fiscal quarters.

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

        Except for redemptions sought upon a stockholder's death or qualifying disability or redemptions sought upon a stockholder's confinement to a long-term care facility, the purchase price per share redeemed under our share redemption program will equal 90% of (i) the most recently disclosed estimated value per share as determined in accordance with our valuation policy, less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders after the valuation was determined; provided, however, that the purchase price per share shall not exceed: (1) prior to the first valuation conducted by our board of directors, or a committee thereof (the "Initial Board Valuation"), under the valuation policy, 90% of (i) the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders prior to the redemption date (the "Special Distributions"); or (2) on or after the Initial Board Valuation, the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) less any Special Distributions. Accordingly, you may receive less by selling your shares back to us than you would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation.

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

We may incur costs associated with changing our name if we are no longer permitted to use "Behringer Harvard" in our name.

        We have entered into a license agreement with Behringer Harvard Holdings for use of the name "Behringer Harvard." Pursuant to the agreement, when an affiliate of Behringer Harvard Holdings no longer serves as one of our officers or directors, Behringer Harvard Holdings may terminate our license agreement and may require us to change our name to eliminate the use of the words "Behringer Harvard." We will be required to pay any costs associated with changing our name.

Your interest in Behringer Harvard Opportunity REIT II will be diluted if we or Behringer Harvard Opportunity OP II issues additional securities.

        Stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 400,001,000 shares of capital stock, of which 350,000,000 shares are designated as common stock, 1,000 shares are designated as convertible stock and 50,000,000 are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter to increase the number of authorized shares of capital stock, increase or decrease the number of shares of any class or series of stock designated, and may classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. Shares will be issued in the discretion of our board of directors. Stockholders will likely experience dilution of their equity investment in us in the event that we: (1) sell shares in the Offering or sell additional shares in the future, including those issued pursuant to the distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of common stock upon the conversion of our convertible stock, (5) issue shares of common stock upon the exercise of any options granted to our independent directors or employees of our advisor and BHO II Management, our management company and an affiliate of our advisor, or their affiliates, (6) issue shares to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory management agreement, or (7) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Behringer Harvard Opportunity OP II. In addition, the partnership agreement for Behringer Harvard Opportunity OP II contains provisions that allow, under certain circumstances, other entities, including other Behringer Harvard sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of Behringer Harvard Opportunity OP II. Because the limited partnership interests of Behringer Harvard Opportunity OP II may be exchanged for shares of our common stock, any merger, exchange or conversion between Behringer Harvard Opportunity OP II and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.

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

        Under the terms of our property management agreement, we may terminate the agreement upon 30 days' notice in the event of, and only in the event of, a showing of misconduct, negligence, or malfeasance by the property manager in performing its duties. Our board of directors may find the performance of our property manager to be unsatisfactory. However, unsatisfactory performance by the property manager may not constitute "misconduct, negligence, or malfeasance." As a result, we may be unable to terminate the property management agreement at the desired time, which may have an adverse effect on the management and profitability of our properties.

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

  •
  Federal income tax laws require REITs to distribute at least 90% of their taxable income to stockholders to maintain REIT status, and 100% of taxable income and net capital gain to avoid federal income tax. This limits the earnings that we may retain for corporate growth, such as property acquisition, development or expansion and makes us more dependent upon additional debt or equity financing than corporations that are not REITs. If we borrow more funds in the future, more of our operating cash will be needed to make debt payments and cash available for distributions may therefore decrease.

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

        We expect that cash distributions to our stockholders generally will be paid from cash available or anticipated from the cash flow from our investments in properties, real estate securities, mortgage, bridge or mezzanine loans and other real estate-related assets. However, until proceeds from the Offering are invested and generating operating cash flow sufficient to make distributions to our stockholders, we have and may continue to make some or all of our distributions from the proceeds of the Offering, cash advanced to us by our advisor, cash resulting from a waiver or deferral of asset management fees and/or from borrowings (including borrowings secured by our assets) in anticipation of future cash flow. In addition, to the extent our investments are in development or redevelopment projects, or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early period of operation. Once our development projects are completed and begin to generate income, we intend to use such increased income to make distributions to our stockholders. Accordingly, the amount of distributions paid at any time may not reflect current cash flow from our operations. To the extent distributions are paid from the proceeds of the Offering (including distributions funded through the issuance of shares pursuant to our distribution reimbursement program), cash advanced to us by our advisor, cash resulting from a deferral of asset management fees and/or from borrowings (including borrowings secured by our assets) in anticipation of future cash flow, we will have less capital available to invest in properties and other real estate-related assets, which may negatively impact our ability to make investments and substantially reduce current returns and capital appreciation. In that event, we may not be able to use 91.1% of the gross proceeds raised in the Offering (89.0% with respect to gross proceeds from our primary offering and 100% with respect to gross proceeds from our distribution reinvestment plan) for investment in real estate, loans and other investments, paying acquisition fees and expenses incurred in making such investments and for any capital reserves we may establish until such time as we have sufficient cash flows from operations to fund fully our distributions.

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

We may suffer adverse consequences due to the financial difficulties, bankruptcy or insolvency of our tenants.

        The current economic conditions may cause the tenants in any properties we own to experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business. We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by, or relating to, one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

        We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation, or "FDIC," only insures limited amounts per depositor per insured bank. At December 31, 2009, we had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.

Recent market disruptions may adversely impact aspects of our operating results and operating condition.

        The global financial markets have undergone pervasive and fundamental disruptions. The disruption has had and may continue to have an adverse impact on the availability of credit to businesses, generally, and has resulted in and could lead to further weakening of the U.S. and global economies. Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the current dislocations in the credit markets and general global economic recession. Availability of debt financing secured by commercial real estate has declined, as a result of tightened underwriting standards. These conditions have and may continue to materially affect the value of our investment properties, and may affect our ability to pay distributions, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due. These challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, the current conditions, or similar conditions existing in the future, may have the following consequences:

  •
  the financial condition of our tenants may be adversely affected, which result in us having to increase concessions, reduce rental rates or make capital improvements beyond those contemplated at the time we acquired the properties in order to maintain occupancy levels or to negotiate for reduced space needs, which results in a decrease in our occupancy levels;

  •
  an increase in the number of bankruptcies or insolvency proceedings of our tenants and lease guarantors, which could delay our efforts to collect rent and any past due balances under the relevant leases and ultimately could preclude collection of these sums;

  •
  significant job losses in the financial and professional services industries have occurred and may continue to occur, which may decrease demand for our office space and result in lower occupancy levels, which will result in decreased revenues and which could diminish the value of our properties, which depend, in part, upon the cash flow generated by our properties;

  •
  credit spreads for major sources of capital may continue to widen as stockholders demand higher risk premiums, resulting in lenders increasing the cost for debt financing;

  •
  our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders at current levels, reduce our ability to pursue acquisition opportunities if any, and increase our interest expense;

  •
  a further reduction in the amount of capital that is available to finance real estate, which, in turn, could lead to a decline in real estate values generally, slow real estate transaction activity, reduce the loan to value ratio upon which lenders are willing to lend, and result in difficulty refinancing our debt;

  •
  the value of certain of our properties have likely decreased below the amounts we paid for them, which may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;

  •
  the value and liquidity of our short-term investments could be reduced as a result of the dislocation of the markets for our short-term investments and increased volatility in market rates for such investments or other factors; and

  •
  one or more counterparties to our derivative financial instruments could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of these instruments.

        Further, in light of the current economic conditions, we cannot provide assurance that we will be able to sustain the current level of our distributions. If the conditions continue, our board may reduce or cease our distributions in order to conserve cash.

To hedge against exchange rate and interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective and may reduce the overall returns on your investment and affect cash available for distribution to our stockholders.

        We may use derivative financial instruments to hedge exposures to changes in exchange rates and interest rates on loans secured by our assets and investments in collateralized mortgage-backed securities. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time. Our hedging may fail to protect or could adversely affect us because, among other things:

  •
  interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

  •
  available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

  •
  the duration of the hedge may not match the duration of the related liability or asset;

  •
  the amount of income that a REIT may earn from hedging transactions to offset interest rate losses is limited by federal tax provisions governing REITs;

  •
  the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

  •
  the party owing money in the hedging transaction may default on its obligation to pay; and

  •
  we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.

        Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended accounting treatment and may expose us to risk of loss.

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

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs.

        The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot be certain that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

Complying with REIT requirements may limit our ability to hedge effectively.

        The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75.0% and 95.0% gross income tests if the instrument hedges (1) interest rate risk on liabilities incurred to carry or acquire real estate or (2) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75.0% or 95.0% gross income tests, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75.0% and 95.0% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

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

        The properties acquired by certain other Behringer Harvard sponsored programs that have investment objectives similar to ours generally have been located in the southwest United States, and more specifically, in the Dallas, Texas metropolitan area. Based upon the anticipated holding period of our properties, the current real estate market in the Dallas, Texas metropolitan area, and the experience of our advisor and its affiliates with the real estate market in this geographic area, we anticipate that a number of our future property acquisitions may be located in this geographic area. In the event that most of our properties are located in a single geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. Your investment will be subject to greater risk to the extent that we lack a geographically diversified portfolio of properties.

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

        The success of our real property investments often will be materially dependent on the financial stability of our tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to stockholders. A default by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and cause us to have to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. Additionally, loans that we make generally will relate to real estate. As a result, the borrower's ability to repay the loan may be dependent on the financial stability of the tenants leasing the related real estate.

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

        We may invest some or all of the proceeds available for investment in the acquisition, development and/or redevelopment of properties upon which we will develop and construct improvements. We could incur substantial capital obligations in connection with these types of investments. We will be subject to risks relating to uncertainties associated with rezoning for development and environmental concerns of governmental entities and/or community groups and our builder's ability to control construction costs or to build in conformity with plans, specifications and timetables. The builder's failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance. Performance may also be affected or delayed by conditions beyond the builder's control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. Substantial capital obligations could delay our ability to make distributions. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

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

In connection with the recent and ongoing global economic concerns, to the extent we invest in apartment communities, we may face increased competition from single-family homes and condominiums for rent, which could limit our ability to retain residents, lease apartment units or increase or maintain rents.

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

BHO II Management's failure to integrate its subcontractors into BHO II Management's operations in an efficient manner could reduce the return on your investment.

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

Adverse weather conditions may affect operations of certain of the properties we acquire or reduce our operators' ability to make scheduled rent payments to us, which could reduce our cash flow from such investments.

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

        Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. For example, various federal, regional and state laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, "green" building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. We are not aware of any such existing requirements that we believe will have a material impact on our current operations. However, future requirements could increase the costs of maintaining or improving our existing properties or developing new properties.

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

        Our properties are generally expected to be subject to the Americans with Disabilities Act of 1990, as amended (Disabilities Act), or similar laws of foreign jurisdictions. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for "public accommodations" and "commercial facilities" that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act's requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or similar laws of foreign jurisdictions or place the burden on the seller or other third party, such as a tenant, to ensure compliance with such laws. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for compliance with these laws may affect cash available for distributions and the amount of distributions to you.

        Any apartment communities we acquire must comply with Title III of the Disabilities Act, to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the Disabilities Act. Compliance with the Disabilities Act could require removal of structural barriers to handicapped access in certain public areas of our apartment communities where such removal is readily achievable. The Disabilities Act does not, however, consider residential properties, such as apartment communities to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public.

If we invest in apartment communities, we must comply with the Fair Housing Amendment Act, which may decrease our cash flow from operations.

        We also must comply with the Fair Housing Amendment Act of 1988 (FHAA), which requires that apartment communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHAA and an increasing number of substantial enforcement actions and private lawsuits have been brought against apartment communities to ensure compliance with these requirements. Noncompliance with the FHAA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys' fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.

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

        We have and anticipate that we will continue to acquire real properties and other real estate-related investments by using either existing financing or borrowing new funds. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of our real properties to obtain funds to acquire additional properties and other investments and for payment of distributions to stockholders. We also may borrow funds for payment of distributions to stockholders, in particular if necessary to satisfy the requirement that we distribute to stockholders at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes and/or avoid federal income tax.

        There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, the maximum amount of our indebtedness shall not exceed 300% of our "net assets" (as defined by the NASAA REIT Guidelines) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors.

        In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital under this or any subsequent offering and invested substantially all of our capital. As a result, we expect to borrow more than 75% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent. For these purposes, the value of our assets is based on methodologies and policies determined by the board of directors and may include, but do not require, independent appraisals.

        We do not intend to incur mortgage debt on a particular real property unless we believe the property's projected cash flow is sufficient to service the mortgage debt. However, if there is a shortfall in cash flow, then the amount available for distributions to stockholders may be affected. In addition, incurring mortgage debt increases the risk of loss because (1) loss in investment value is generally borne entirely by the borrower until such time as the investment value declines below the principal balance of the associated debt and (2) defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default. If any of our properties are foreclosed upon due to a default, our ability to make distributions to our stockholders will be adversely affected. In addition, because our goal is to be in a position to liquidate our assets within three to six years after the termination of the Offering, our approach to investing in properties utilizing leverage in order to accomplish our investment objectives over this period of time may present more risks to investors than comparable real estate programs that have a longer intended duration and that do not utilize borrowing to the same degree.

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

        We may finance our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or "balloon" payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

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

        Some of our financing arrangements may require us to make a lump-sum or "balloon" payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT and/or avoid federal income tax. Any of these results would have a significant, negative impact on your investment.

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

The types of structured debt securities in which we may invest have caused large financial losses for many investors over the past two years and we can give no assurances that our investments in such securities will be successful.

        We may invest in commercial mortgage-backed securities (CMBS), collateralized debt obligations and other structured debt securities. Many of these types of investments have become illiquid and considerably less valuable over the past two years. This reduced liquidity and decrease in value caused financial hardship for many investors in these securities. Many investors did not fully appreciate the risks of such investments. We can give you no assurances that our investments in these securities will be successful.

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

        Certain of the real estate-related securities that we may purchase in connection with privately negotiated transactions will not be registered under the applicable securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower's default.

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

        We may acquire real estate-related securities through tender offers, negotiated or otherwise, in which we solicit a target company's stockholders to purchase their securities. The acquisition of these securities could require us to spend significant amounts of money that otherwise could be allocated to our operations. Additionally, in order to acquire the securities, the employees of our advisor likely will need to devote a substantial portion of their time to pursuing the tender offer—time that otherwise could be allocated to managing our business. These consequences could adversely affect our operations and reduce the cash available for distribution to our stockholders.

The CMBS in which we may invest are subject to all of the risks of the underlying mortgage loans and the risks of the securitization process.

        CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, these securities are subject to all of the risks of the underlying mortgage loans.

        In a rising interest rate environment, the value of CMBS may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security's effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of CMBS may also change due to shifts in the market's perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. In addition, CMBS are subject to the credit risk associated with the performance of the underlying mortgage properties. In certain instances, third-party guarantees or other forms of credit support can reduce the credit risk.

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

Our dependence on the management of other entities in which we invest may adversely affect our business.

        We may not control the management, investment decisions or operations of the companies in which we may invest. Management of those enterprises may decide to change the nature of their assets, or management may otherwise change in a manner that is not satisfactory to us. We will have no ability to affect these management decisions and we may have only limited ability to dispose of our investments.

Our due diligence may not reveal all of a borrower's liabilities and may not reveal other weaknesses in its business.

        Before making a loan to a borrower or acquiring debt or equity securities of a company, we will assess the strength and skills of such entity's management and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we will rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized or private entities because there may be little or no information publicly available about the entities. There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful.

We will depend on debtors for our revenue, and, accordingly, our revenue and our ability to make distributions to you will be dependent upon the success and economic viability of such debtors.

        The success of our investments in real estate-related loans, real estate-related debt securities and other real estate-related investments will materially depend on the financial stability of the debtors underlying such investments. The inability of a single major debtor or a number of smaller debtors to meet their payment obligations could result in reduced revenue or losses.

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

        We may invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. If borrowers of these loans are real estate developers, our investments may involve additional risks, including dependence for repayment on successful completion and operation of the project, difficulties in estimating construction or rehabilitation costs and loan terms that often require little or no amortization. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through "standstill periods"), and control decisions made in bankruptcy proceedings relating to borrowers. As a result, we may not recover some or all of our investment.

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

        The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower's default. If our advisor determines that it is in our best interest to make or invest in mortgage, bridge or mezzanine loans, any intended liquidation of us may be delayed beyond the time of the sale of all of our properties until all mortgage, bridge or mezzanine loans expire or are sold, because we may enter into mortgage, bridge or mezzanine loans with terms that expire after the date we intend to have sold all of our properties.

Investments that are not United States government insured involve risk of loss.

        We may originate and acquire uninsured loans and assets as part of our investment strategy. Such loans and assets may include mortgage loans, mezzanine loans and bridge loans. While holding such interests, we are subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under loans, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the collateral and the principal amount of the loan. To the extent we suffer such losses with respect to our investments in such loans, the value of our company and the price of our common stock may be adversely affected.

Risks Associated with Section 1031 Tenant-in-Common Transactions

We may have increased exposure to liabilities from litigation as a result of any participation by us in Section 1031 Tenant-in-Common transactions.

        Behringer Development, an affiliate of our advisor, or its affiliates (Behringer Harvard Exchange Entities) regularly enter into transactions that qualify for like-kind exchange treatment under Section 1031 of the Internal Revenue Code. Section 1031 tenant-in-common transactions (Section 1031 TIC Transactions) are structured as the acquisition of real estate owned in co-tenancy arrangements with parties seeking to defer taxes under Section 1031 of the Internal Revenue Code (1031 Participants). We may provide accommodation in support of or otherwise be involved in such Section 1031 TIC Transactions. Specifically, at the closing of certain properties acquired by a Behringer Harvard Exchange Entity, we may enter into a contractual arrangement with such entity providing: (1) in the event that the Behringer Harvard Exchange Entity is unable to sell all of the co-tenancy interests in that property to 1031 Participants, we will purchase, at the Behringer Harvard Exchange Entity's cost, any co-tenancy interests remaining unsold; (2) we will guarantee certain bridge loans associated with the purchase of the property in which tenant-in-common interests are to be sold; and/or (3) we will provide security for the guarantee of such bridge loans. Although our participation in Section 1031 TIC Transactions may have certain benefits to our business, including enabling us to invest capital more readily and over a more diversified portfolio and allowing us to acquire interests in properties that we would be unable to acquire using our own capital resources, there are significant tax and securities disclosure risks associated with the related offerings of co-tenancy interests to 1031 Participants. Changes in tax laws may negatively impact the tax benefits of like-kind exchanges or cause such transactions not to achieve their intended value. In certain Section 1031 TIC Transactions it is anticipated that we would receive fees in connection with our provision of accommodation in support of the transaction and, as such, even though we do not sponsor these Section 1031 TIC Transactions, we may be named in or otherwise required to defend against any lawsuits brought by 1031 Participants because of our affiliation with sponsors of such transactions. Furthermore, in the event that the Internal Revenue Service conducts an audit of the purchasers of co-tenancy interests and successfully challenges the qualification of the transaction as a like-kind exchange, purchasers of co-tenancy interests may file a lawsuit against the entity offering the co-tenancy interests, its sponsors, and/or us. We may be involved in one or more such offerings and could therefore be named in or otherwise required to defend against lawsuits brought by 1031 Participants. Any amounts we are required to expend defending any such claims will reduce the amount of funds available for investment by us in properties or other investments and may reduce the amount of funds available for distribution to our stockholders. In addition, disclosure of any such litigation may adversely affect our ability to raise additional capital in the future through the sale of stock.

We may have increased business and litigation risks as a result of any direct sales by us of tenant-in-common interests in Section 1031 Tenant-in-Common transactions.

        We may directly sell tenant-in-common interests in our properties to 1031 Participants, which may expose us to significant tax and securities disclosure risks. Changes in tax laws may negatively impact the tax benefits of like-kind exchanges or cause such transactions not to achieve their intended value. Furthermore, the Internal Revenue Service may determine that the sale of tenant-in-common interests is a "prohibited transaction" under the Internal Revenue Code, which would cause all of the gain we realize from any such sale to be payable as a tax to the Internal Revenue Service, with none of such gain available for distribution to our stockholders. The Internal Revenue Service may conduct an audit of the purchasers of tenant-in-common interests and successfully challenge the qualification of the transaction as a like-kind exchange. We may be named in or otherwise required to defend against any lawsuits brought by stockholders or 1031 Participants in connection with Section 1031 TIC Transactions in which we directly sell tenant-in-common interests. In addition, as a seller of tenant-in-common interests, we will be required to comply with applicable federal and state securities laws and to provide fair and adequate disclosure to 1031 Participants relating to the respective Section 1031 TIC Transaction. Any alleged failure by us to comply with these requirements could expose us to risks of litigation. Any amounts we are required to expend defending claims brought against us will reduce the amount of funds available for us to invest in properties or other investments and may reduce the amount of funds available for distribution to our stockholders. In addition, disclosure of any such litigation may adversely affect our ability to raise additional capital in the future through the sale of stock.

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

        In light of our opportunistic investment strategy, it is possible that one or more sales of our properties may be considered "prohibited transactions" under the Internal Revenue Code. Any subdivision of property, such as the sale of condominiums, would almost certainly be considered such a prohibited transaction. If we are deemed to have engaged in a "prohibited transaction" (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business) all income that we derive from such sale would be subject to a 100% penalty tax. The Internal Revenue Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax. A principal requirement of the safe harbor is that the REIT must hold the applicable property for not less than two years prior to its sale. Given our opportunistic investment strategy, the sale of one or more of our properties may not fall within the prohibited transaction safe harbor.

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

        Income received in the nature of rental subsidies or rent guarantees, in some cases, may not qualify as rental income and could be characterized by the Internal Revenue Service as non-qualifying income for purposes of satisfying the "income tests" required for REIT qualification. In addition, in connection with our Section 1031 TIC Transactions, we or one of our affiliates may enter into a number of contractual arrangements with Behringer Harvard Exchange Entities whereby we will guarantee or effectively guarantee the sale of the co-tenancy interests being offered by any Behringer Harvard Exchange Entity. In consideration for entering into these agreements, we will be paid fees that could be characterized by the Internal Revenue Service as non-qualifying income for purposes of satisfying the "income tests" required for REIT qualification. If this fee income were, in fact, treated as non-qualifying, and if the aggregate of such fee income and any other non-qualifying income in any taxable year ever exceeded 5% of our gross revenues for such year, we could lose our REIT status for that taxable year and the four taxable years following the year of losing our REIT status. We will use commercially reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our continued qualification as a REIT. Our failure to qualify as a REIT would adversely affect the return on your investment.

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

In certain circumstances, we may be subject to federal and state taxes, which would reduce our cash available for distribution to our stockholders.

        Even if we qualify and maintain our status as a REIT, we may become subject to federal and state taxes. For example, if we have net income from a "prohibited transaction," such income will be subject to a 100% penalty tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our assets and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. We may also be subject to state and local taxes on our income or property, either directly or at the level of the operating partnership or at the level of the other companies through which we indirectly own our assets. Any federal or state taxes paid by us will reduce the cash available to us for distribution to our stockholders.

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

        In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your own tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. You also should note that our counsel's tax opinion is based upon existing law and Treasury Regulations, applicable as of the date of its opinion, all of which are subject to change, either prospectively or retroactively.

        Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005. One of the changes affected by that legislation generally reduced the tax rate on dividends paid by corporations to individuals to a maximum of 15% prior to 2011. REIT distributions generally do not qualify for this reduced rate. The tax changes did not, however, reduce the corporate tax rates. Therefore, the maximum corporate tax rate of 35% has not been affected. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the "double taxation" that other corporations are typically subject to.

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

        If we participate under a loan in any appreciation of the properties securing the mortgage loan or its cash flow and the Internal Revenue Service characterizes this participation as "equity," we might have to recognize income, gains and other items from the property for federal income tax purposes. This could affect our ability to qualify as a REIT.

Our investments in debt instruments may cause us to recognize "phantom income" for federal income tax purposes even though no cash payments have been received on the debt instruments.

        It is expected that we may acquire debt instruments in the secondary market for less than their face amount. The amount of such discount will generally be treated as "market discount" for federal income tax purposes. We may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are "significant modifications" under the applicable Treasury regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. This deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value.

        In general, we will be required to accrue original issue discount on a debt instrument as taxable income in accordance with applicable federal income tax rules even though no cash payments may be received on such debt instrument.

        In the event a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income. Similarly, we may be required to accrue interest income with respect to subordinate residential and commercial mortgage-backed securities at the stated rate regardless of when their corresponding cash payments are received.

        As a result of these factors, there is a significant risk that we may recognize substantial taxable income in excess of cash available for distribution. In that event, we may need to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this "phantom income" is recognized.

REIT distribution requirements could adversely affect our ability to execute our business plan.

        We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

        From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

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

        There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. If you are investing the assets of such a plan or account in our common stock, you should satisfy yourself that:

  •
  your investment is consistent with your fiduciary obligations and other under ERISA and the Internal Revenue Code;

  •
  your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan's or account's investment policy;

  •
  your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

  •
  your investment in our shares, for which there is no public trading market exists, is consistent with the liquidity needs of the plan or IRA;

  •
  your investment will not produce an unrelated amount "unrelated business taxable income" for the plan or IRA;

  •
  you will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and

  •
  your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

        We have adopted a valuation policy in respect of estimating the per share value of our common stock and expect to disclose such estimated value annually, but this estimated value is subject to significant limitations. Until 18 months have passed without a sale in an offering of our common stock (or other securities from which the board of directors believes the value of a share of common stock can be estimated), not including any offering related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership, we generally will use the gross offering price of a share of the common stock in our most recent offering as the per share estimated value thereof or, with respect to an offering of other securities from which the value of a share of common stock can be estimated, the value derived from the gross offering price of the other security as the per share estimated value of the common stock. This estimated value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your shares. Accordingly, we can make no assurances that such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions. See Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities—Market Information" of this Annual Report on Form 10-K.

        Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA custodians should consult with counsel before making an investment in our common shares.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

General

        The following table presents certain additional information about our consolidated investment in real estate property as of December 31, 2009:

Property Name	Location	Date Acquired	Approximate Rentable Square Footage	Description	Encumbrances	Ownership Interest
1875 Lawrence	Denver, CO	October 2008	185,000	15-story office building	$18.5 million	100%

        The following information generally applies to our consolidated investment in our real estate property:

  •
  we believe our real estate property is adequately covered by insurance and suitable for its intended purpose;

  •
  our property is located in a market where we are subject to competition in attracting new tenants and retaining current tenants; and

  •
  depreciation is provided on a straight-line basis over the estimated useful life of the building.

Future Lease Payments Table

        The following table presents the future minimum base rental payments due to us over the next ten years at our consolidated property as of December 31, 2009 ($ in thousands):

2010	$3,202
2011	1,957
2012	1,415
2013	699
2014	225
2015	—
2016	—
2017	—
2018	—
2019	—
Thereafter	—

Portfolio Lease Expirations

        The following table presents lease expirations at our consolidated property as of December 31, 2009 ($ in thousands):

Year of Expiration	Number of Leases Expiring	Annualized Base Rent(1)	Percent of Portfolio Annualized Base Rent Expiring	Leased Rentable Sq. Ft.	Percent of Portfolio Rentable Sq. Ft. Expiring
2010	8	$1,365	36%	66,917	40%
2011	8	991	26%	48,049	28%
2012	2	548	14%	20,322	12%
2013	3	573	15%	22,574	13%
2014	4	330	9%	11,558	7%

Total	25	$3,807	100%	169,420	100%

(1)
Annualized Base Rent represents contractual base rental income on a US GAAP straight line adjustment basis from the time of our acquisition, without consideration of tenant contraction or termination rights. Tenant reimbursements generally include payment of real estate taxes, operating expenses, and common area maintenance and utility charges.

Item 3.    Legal Proceedings

        We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop.

        We have adopted a valuation policy in respect of estimating the per share value of our common stock. For this purpose, the estimated value of our comment stock is $10.00 per share as of December 31, 2009. This basis for this valuation is the gross offering price of a share of our common stock in the Offering. Until 18 months have passed without a sale in an offering of our common stock (or other securities from which the board of directors believes the value of a share of common stock can be estimated), not including any offering related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership, we generally will use the gross offering price of a share of the common stock in our most recent offering as the per share estimated value thereof or, with respect to an offering of other securities from which the value of a share of common stock can be estimated, the value derived from the gross offering price of the other security as the per share estimated value of the common stock. This estimated value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your shares. In addition, this per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets. We expect that after 18 months have passed without a sale in an offering of our common (or other securities from which our board of directors believes the value of a share of common stock can be estimated), not including any offering related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership, the estimated value we provide for our common stock will be based on valuations of our properties and other assets.

Holders

        As of February 28, 2010, we had 16,279,884 shares of common stock outstanding held by a total of 7,194 stockholders.

Distributions

        Distributions are authorized at the discretion of our board of directors based on its analysis of our performance over the previous period, expectations of performance for future periods, including actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, general financial condition, and other factors that our board deems relevant. The board's decision will be influenced, in substantial part, by its obligation to ensure that we maintain our status as a REIT. In light of the pervasive and fundamental disruptions in the global financial and real estate markets, we cannot provide assurance that we will be able to achieve expected cash flows necessary to continue to pay distributions at any particular level, or at all. If the current economic conditions continue, our board could determine to reduce our current distribution rate or cease paying distributions in order to conserve cash.

        Until proceeds from the Offering are fully invested and generating sufficient operating cash flow to fully fund the payment of distributions to our stockholders, we have and will continue to pay some or all of our distributions from sources other than operating cash flow. We may, for example, generate cash to pay distributions from financing activities, components of which may include proceeds from the

Offering and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow. In addition, from time to time, our advisor and its affiliates may agree to waive or defer all, or a portion, of the acquisition, asset management or other fees or incentives due to them, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash that we have available to pay distributions to our stockholders.

        Cash amounts distributed to stockholders during the year ended December 31, 2009 were $1.1 million. Distributions funded through the issuance of shares under the DRP during the year ended December 31, 2009 were $3.1 million. For the year ended December 31, 2009, cash flows provided by operating activities were $0.3 million. Accordingly, for the year ended December 31, 2009, none of the cash flows provided by operations exceeded cash amounts distributed to stockholders. Cash amounts distributed to stockholders during the year ended December 31, 2008 were $0.2 million. Distributions funded through the issuance of shares under the DRP during the year ended December 31, 2008 were $0.5 million. For the year ended December 31, 2008, cash flows used in operating activities were $0.1 million. Accordingly, for the year ended December 31, 2008, none of the cash flows from operating activities exceeded cash amounts distributed to stockholders. The shortfall for the years ended December 31, 2009 and 2008 was funded from proceeds from the Offering.

        The amount by which our distributions paid exceeded cash flow from operating activities has increased due to a higher distribution rate and increased proceeds from the Offering. Effective June 1, 2009, our board of directors increased our distribution rate from an annual effective rate of 3.0% to 5.0%. As a result, future distributions declared and paid may continue to exceed cash flow from operating activities until such time that we invest in additional real estate or real estate-related assets at favorable yields.

        Distributions by quarter for the years ended December 31, 2009 and 2008 were as follows (in thousands, except per share amounts):

	Distributions Paid
				Cash Flow Provided by (Used In) Operations	Total Distributions Declared	Declared Distribution Per Share
2009	Cash	Reinvested	Total
4th Quarter	$440	$1,150	$1,590	$1,016	$1,703	$0.126
3rd Quarter	364	997	1,361	(724)	1,437	0.126
2nd Quarter	172	505	677	174	881	0.091
1st Quarter	138	416	554	(151)	586	0.074

Total	$1,114	$3,068	$4,182	$315	$4,607	$0.417

	Distributions Paid
				Cash Flow Provided by (Used In) Operations	Total Distributions Declared	Declared Distribution Per Share
2008	Cash	Reinvested	Total
4th Quarter	$105	$334	$439	$722	$494	$0.076
3rd Quarter	54	158	212	(681)	297	0.076
2nd Quarter	8	25	33	(122)	74	0.075
1st Quarter	—	—	—	(14)	—	—

Total	$167	$517	$684	$(95)	$865	$0.227

        Distributions declared per share assumes the share was issued and outstanding each day during the period and was based on a declared daily distribution rate of $0.0008219 per share per day for the period through May 31, 2009. As of June 1, 2009, the effective daily distribution rate is $0.0013699. Each day in the four quarters of 2009 was a record date for distributions. On December 15, 2009, the Company's board of directors declared distributions payable to the stockholders of record each day during the months of January, February, and March 2010. On March 26, 2010, the Company's board of directors declared distributions payable to the stockholders of record each day during the months of April, May, and June 2010. Distributions payable to each stockholder of record will be paid in cash on or before the 16th day of the following month.

        Over the long term, we expect that more of our distributions will be paid from cash flow provided by operations (except with respect to distributions related to sales of our assets). However, operating performance cannot be accurately predicted due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate environment, the types and mix of investments in our portfolio and the accounting treatment of our investments in accordance with our accounting policies.

        For further discussion regarding our ability to sustain the current level of our distributions, see "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Distributions."

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

        We are offering a maximum of 100,000,000 shares in our primary offering at an aggregate offering price of up to $1 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 25,000,000 shares offered under the DRP are being offered at an aggregate offering price of $237.5 million, or $9.50 per share. We may reallocate the shares of common stock being offered between the primary offering and the DRP. Behringer Securities LP, an affiliate of our advisor, is the dealer manager of our offering. As of December 31, 2009, we had sold 14,710,354 shares of our common stock, net of the 22,471 shares issued to Behringer Harvard Holdings, on a best efforts basis pursuant to the Offering for gross offering proceeds of approximately $146.7 million.

        From the commencement of the Offering through December 31, 2009, we incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering ($ in thousands):

Type of Expense	Amount
Other expenses to affiliates(1)	$19,389
Other expenses to non-affiliates	—

Total expenses	$19,389

(1)
"Other expenses to affiliates" includes commissions and dealer manager fees paid to Behringer Securities, which reallowed all or a portion of the commissions and fees to soliciting dealers.

        From the commencement of the Offering through December 31, 2009, the net offering proceeds to us from the Offering, including the DRP, after deducting the total expenses incurred described above, were $127.3 million. From the commencement of the Offering through December 31, 2009, we had used $67.2 million of such net proceeds to purchase interests in real estate, net of notes payable and real estate-related investments. Of the amount used for the purchase of these investments, $2 million was paid to Behringer Opportunity Advisors II, as acquisition and advisory fees and acquisition expense reimbursement.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information regarding our equity compensation plans as of December 31, 2009:

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

        Under our share redemption program, the per share redemption price will equal:

  •
  in the case of Ordinary Redemptions, 90% of (i) the most recently disclosed estimated value per share (the "Valuation") as determined in accordance with our valuation policy (the "Valuation Policy"), as such Valuation Policy is amended from time to time, less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders after the Valuation was determined (the "Valuation Adjustment"); provided, however, that the purchase price per share shall not exceed: (1) prior to the first Valuation conducted by our board of directors, or a committee thereof (the "Initial Board Valuation"), under the Valuation Policy, 90% of (i) the Original Share Price (as defined herein) less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders prior to the redemption date (the "Special Distributions"); or (2) on or after the Initial Board Valuation, the Original Share Price less any Special Distributions; and

  •
  in the case of Exceptional Redemptions, (1) prior to the Initial Board Valuation, the Original Share Price less any Special Distributions; or (2) on or after the Initial Board Valuation, the most recently disclosed Valuation less any Valuation Adjustment, provided, however, that the purchase price per share shall not exceed the Original Share Price less any Special Distributions.

        "Original Share Price" means the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).

        Notwithstanding the redemption prices set forth above, our board of directors may determine, whether pursuant to formulae or processes approved or set by our board of directors, the redemption price of the shares, which may differ between Ordinary Redemptions and Exceptional Redemptions; provided, however, that we must provide at least 30 days' notice to stockholders before applying this new price determined by our board of directors.

        Under our share redemption program, we will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. In addition, the cash available for redemption on any particular date will generally be limited to the proceeds from the DRP during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period, plus, if we had positive operating cash flow during such preceding four fiscal quarters, 1% of all operating cash flow during such preceding four fiscal quarters.

        During the fourth quarter ended December 31, 2009, we redeemed shares as follows:

2009	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
October	—	$—	—
November	39,813	$9.19	39,813	(1)
December	—	$—	—

	39,813	$9.19	39,813	(1)

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

        As of December 31, 2008, we wholly owned one property, an office building located in Denver Colorado ("1875 Lawrence").

        As of December 31, 2009, we had invested in four real estate and real estate-related assets and consolidated three:

  •
  1875 Lawrence;

  •
  a real estate loan receivable to provide up to $25 million of second lien financing ("PAL Loan") for the privatization of and improvements to, approximately 3,200 hotel lodging units on ten U.S. Army installations; and

  •
  a 90% interest in a promissory note secured by a first lien mortgage. The collateral for the promissory note is a 408-unit multifamily complex, Palms of Monterrey, on a 28-acre site located in Fort Myers, Florida.

        In addition, we have a noncontrolling, unconsolidated interest in an investment that is accounted for using the equity method of accounting, a 9.99% interest in a multifamily property in Killeen, Texas ("Stone Creek").

        The following data should be read in conjunction with our consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The selected data below has been derived from our audited consolidated financial statements (in thousands, except per share amounts).

	December 31,
	2009	2008	2007
Total assets	$144,937	$86,343	$203

Long-term debt obligations	$18,500	$18,500	$—
Other liabilities	3,838	9,021	54
Equity	122,599	58,822	149

Total liabilities and equity	$144,937	$86,343	$203

	Year Ended December 31, 2009	Year Ended December 31, 2008	From Inception (January 9, 2007) through December 31, 2007
Revenues	$6,375	$913	$—
Net loss	$(1,075)	$(249)	$(52)
Add: Net loss attributable to the noncontrolling interest	$9	$—	$—
Net loss attributable to Behringer Harvard Opportunity REIT II, Inc.	$(1,066)	$(249)	$(52)
Basic and diluted loss per share	$(0.10)	$(0.09)	$(2.30)
Distributions declared per share	$0.42	$0.23	$—

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Executive Overview

        We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic basis. In particular, we focus generally on acquiring commercial properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. In addition, given current economic conditions, our opportunistic investment strategy may also include investments in loans secured by or related to real estate at more attractive rates of current return than have been available for some time. Such loan investments may have capital gain characteristics, whether as a result of a discount purchase or related equity participations. We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties. These properties may be existing, income-producing properties, newly constructed properties or properties under development or construction, and may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multi-tenant use. Further, we may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. We also may originate or invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans, and Section 1031 tenant-in-common interests (including those issued by affiliates of our advisor), or in entities that make investments similar to the foregoing. We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on current market conditions.

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

Market Outlook

        Beginning in 2008, the U.S. and global economies have experienced a significant downturn. This downturn included disruptions in the broader financial and credit markets, declining consumer confidence, and an increase in unemployment rates. These conditions have contributed to weakened market conditions. Due to the struggling U.S. and global economies, including losses in the financial and professional services industries, overall demand across most real estate sectors including office, multifamily, hospitality, and retail continued to remain low. Further, we believe that corresponding rental rates will also remain weak at least through the first half of 2010. The national vacancy percentage for office space increased from 14.5% in the fourth quarter of 2008 to 19.7% in the fourth quarter of 2009. Office vacancies are expected to peak at over 21% in 2010. We also believe that tenant defaults and bankruptcies are likely to increase in the short-term. To date, we have not experienced any significant tenant defaults resulting in the loss of material rental income.

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

        We intend to borrow money to acquire properties and make other investments. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, the maximum amount of our indebtedness shall not exceed 300% of our "net assets" (as defined by the NASAA REIT Guidelines) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors. In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets and will only apply once we have ceased raising capital under the Offering or any subsequent offering and invested substantially all of our capital. As a result, we expect to borrow more than 75% of the contract purchase price of each real estate asset we acquire during the early periods of our operations to the extent our board of directors determines that borrowing at these levels is prudent.

        The commercial real estate debt markets are continuing to experience volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies. Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium. This is resulting in lenders increasing the cost for debt financing. Consequently, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms. Our ability to borrow funds to finance future acquisitions could be adversely affected by our inability to secure permanent financing on reasonable terms, if at all.

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

        At December 31, 2009, our note payable balance was $18.5 million and consisted of the note payable related to 1875 Lawrence. We have unconditionally guaranteed payment of the loan for an amount not to exceed the lesser of (i) $11.75 million and (ii) 50% of the total amount advanced under the loan agreement if the aggregate amount advanced is less than $23.5 million. At December 31, 2009, the interest rate on this note was 6.25%, and the loan matures on December 31, 2012. Our loan agreement stipulates that we comply with certain reporting and financial covenants. These covenants include, among other things, maintaining minimum debt service coverage ratios. As of December 31, 2009, we believe we were in compliance with the debt covenants under our loan agreement.

        One of our principal long-term liquidity requirements includes the repayment of maturing debt. The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of December 31, 2009. The table does not represent any extension options.

	Payments Due by Period
	2010	2011	2012	After 2012	Total
Principal payments—variable rate debt	$—	$293	$18,207	$—	$18,500
Interest payments—variable rate debt (based on rates in effect as of December 31, 2009)	1,172	1,164	1,241	—	3,577

Total	$1,172	$1,457	$19,448	$—	$22,077

Results of Operations

        As of December 31, 2009, we had invested in four real estate and real estate-related assets and consolidated three:

  •
  1875 Lawrence, an office building located in Denver, Colorado;

  •
  PAL Loan, a real estate loan receivable to provide up to $25 million of second lien financing for the privatization of and improvements to, approximately 3,200 hotel lodging units on ten U.S. Army installations that we purchased in order to provide interest income; and

  •
  Palms of Monterrey, a 90% interest in a promissory note secured by a first lien mortgage. The collateral for the promissory note is a 408-unit multi-family complex on a 28-acre site located in Fort Myers, Florida. After December 31, 2009, we reached an agreement with the borrower so that the borrower will no longer contest the foreclosure proceedings in exchange for $0.3 million. We expect to complete the foreclosure process and secure a fee simple interest in the property in the second quarter of 2010.

        In addition, we have noncontrolling, unconsolidated interest in an investment that is accounted for using the equity method of accounting, a 9.99% interest in a multifamily property, Stone Creek, in Killeen, Texas.

        As of December 31, 2008, we had invested in only one asset, 1875 Lawrence. Accordingly, our results of operations for the respective periods presented reflect increases in most categories due to the growth of our portfolio. Management expects increases in most categories in the future as we purchase additional real estate and real estate-related assets and as we begin to realize the full year impact of our 2009 acquisitions.

  Year ended December 31, 2009 as compared to the year ended December 31, 2008

	Year Ended December 31,		Increase (Decrease)
	2009	2008	Amount	Percent
Revenues:
Rental revenue	$5,484	$913	$4,571	501%
Interest income from real estate loans receivable	891	—	891	n/a

Total revenue	$6,375	$913	$5,462	598%

Expenses:
Property operating expenses	$1,381	$302	$1,079	357%
Interest expense	1,309	—	1,309	n/a
Real estate taxes	646	77	569	739%
Property management fees	172	34	138	406%
Asset management fees	457	61	396	649%
General and administrative	1,545	652	893	137%
Depreciation and amortization	2,422	399	2,023	507%

Total expenses	$7,932	$1,525	$6,407	420%

        Revenues.    Revenues for the year ended December 31, 2009 were $6.4 million and consisted of rental revenues of $5.5 million which were generated by 1875 Lawrence and interest income from the PAL Loan of $0.9 million. At December 31, 2009, only $12.8 million was outstanding of the total $25 million available under the PAL Loan. Accordingly, we expect increases in interest income from real estate loans receivable as the remaining amounts available under the PAL Loan are funded in 2010. We expect increases in rental revenue in the future as we complete the foreclosure on the Palms of Monterrey property and as we purchase additional real estate properties.

        Property Operating Expenses.    Property operating expenses for the year ended December 31, 2009 were $1.4 million and were comprised of a full year of operating expenses for 1875 Lawrence. For the year ended December 31, 2008, property operating expenses were $0.3 million on approximately two months of expenses for 1875 Lawrence, which was acquired on October 28, 2008. We expect increases in property operating expenses in the future as we purchase additional real estate properties.

        Interest Expense.    Interest expense for the year ended December 31, 2009 was $1.3 million and was for interest related to our note payable for 1875 Lawrence. We incurred no interest expense for the year ended December 31, 2008.

        Real Estate Taxes.    Real estate taxes for the year ended December 31, 2009 were $0.6 million and were for a full year of taxes on 1875 Lawrence. Real estate taxes for the year ended December 31, 2008 were $0.1 million and were comprised of approximately two months of real estate taxes related to 1875 Lawrence. We expect increases in real estate taxes in the future as we purchase additional real estate properties.

        Property Management Fees.    Property management fees for the year ended December 31, 2009 were $0.2 million and consisted primarily of a full year of fees for 1875 Lawrence. Property management fees for the year ended December 31, 2008 were less than $0.1 million and were comprised of fees related to 1875 Lawrence which was acquired on October 28, 2008. We expect increases in property management fees in the future as we purchase additional real estate properties.

        Asset Management Fees.    Asset management fees for the year ended December 31, 2009 were $0.5 million and consisted primarily of a full year of fees for 1875 Lawrence. We also incurred asset management fees of less than $0.1 million each related to the PAL Loan, Palms of Monterrey, and Stone Creek. Asset management fees for the year ended December 31, 2008 were $0.1 million and were comprised of fees related to 1875 Lawrence. We expect increases in asset management fees in the future as we purchase additional real estate properties.

        General and Administrative Expenses.    General and administrative expenses for the year ended December 31, 2009 were $1.5 million, as compared to $0.7 million for the year ended December 31, 2008 and were comprised of auditing fees, legal fees, board of directors' fees, and other administrative expenses. We expect increases in general and administrative expenses in the future as we purchase additional real estate properties.

        Depreciation and Amortization Expense.    Depreciation and amortization expense for the year ended December 31, 2009 was $2.4 million and was comprised of a full year of depreciation and amortization related to 1875 Lawrence. Depreciation and amortization expense for the year ended December 31, 2008 was $0.4 million and was comprised of depreciation and amortization related to 1875 Lawrence. We expect increases in depreciation and amortization expense in the future as we purchase additional real estate properties.

  Fiscal year ended December 31, 2008 as compared to the period from January 9, 2007 (date of inception) through December 31, 2007

			Increase (Decrease)
		For the Period from January 9, 2007 (date of inception) through December 31, 2007
	Year Ended December 31, 2008
			Amount	Percent
Revenues:
Rental revenue	$913	$—	$913	n/a

Total revenue	$913	$—	$913	n/a

Expenses:
Property operating expenses	$302	$—	$302	n/a
Real estate taxes	77	—	77	n/a
Property management fees	34	—	34	n/a
Asset management fees	61	—	61	n/a
General and administrative	652	54	598	1107%
Depreciation and amortization	399	—	399	n/a

Total expenses	$1,525	$54	$1,471	2724%

        Revenues.    Revenues for the year ended December 31, 2008 were $0.9 million and were generated by our consolidated property, 1875 Lawrence, which was acquired on October 28, 2008. No revenue was generated for the period from January 9, 2007 (date of inception) through December 31, 2007.

        Property Operating Expenses.    Property operating expenses for the year ended December 31, 2008 were $0.3 million and were comprised of operating expenses of 1875 Lawrence. We incurred no property operating expenses for the period from January 9, 2007 (date of inception) through December 31, 2007.

        Real Estate Taxes.    Real estate taxes for the year ended December 31, 2008 were $0.1 million and were comprised of real estate taxes related to 1875 Lawrence. We incurred no real estate taxes for the period from January 9, 2007 (date of inception) through December 31, 2007.

        Property/Asset Management Fees.    Property and asset management fees for the year ended December 31, 2008 were $0.1 million and were comprised of fees related to 1875 Lawrence. There were no property and asset management fees for the period from January 9, 2007 (date of inception) through December 31, 2007.

        General and Administrative Expenses.    General and administrative expenses for the year ended December 31, 2008 were $0.7 million, as compared to $0.1 million for the period from January 9, 2007 (date of inception) through December 31, 2007, and were comprised of auditing fees, legal fees, board of directors' fees, and other administrative expenses.

        Depreciation and Amortization Expense.    Depreciation and amortization expense for the year ended December 31, 2008 was $0.4 million and was comprised of depreciation and amortization related to 1875 Lawrence. There was no depreciation and amortization expense for the period from January 9, 2007 (date of inception) through December 31, 2007.

Cash Flow Analysis

  Fiscal year ended December 31, 2009 as compared to the year ended December 31, 2008

        Cash flows provided by operating activities for the year ended December 31, 2009 were $0.3 million and were comprised primarily of the net loss of $1.1 million, an increase in accounts receivable of $0.3 million, and an increase in interest receivable for real estate loans receivable of $0.4 million, partially offset by an increase in accrued liabilities of $0.4 million, an increase in payables to related parties of $0.4 million, and depreciation and amortization of $1.3 million. Cash flows used in operating activities for the year ended December 31, 2008 were $0.1 million and were comprised primarily of the net loss of $0.2 million, a decrease in payables to related parties of $0.2 million, and prepaid expenses and other assets of $0.1 million, partially offset by an increase in accrued liabilities of $0.4 million.

        Cash flows used in investing activities for the year ended December 31, 2009 were $40.6 million and were comprised primarily of $39.7 million for the investments in the PAL Loan and Palms of Monterrey real estate loans receivable. Cash flows used in investing activities for the year ended December 31, 2008 were $35.1 million and represent the purchase of 1875 Lawrence.

        Cash flows provided by financing activities for the year ended December 31, 2009 were $60.4 million and were comprised primarily of the issuance of common stock, net of offering costs, of $59.7 million. Cash flows provided by financing activities for the year ended December 31, 2008 were $82.3 million and were comprised primarily of the issuance of common stock, net of offering costs, of $64.5 million and loan proceeds of $18.5 million related to the note payable on 1875 Lawrence.

  Fiscal year ended December 31, 2008 as compared to the period from January 9, 2007 (date of inception) through December 31, 2007

        Cash flows used in operating activities for the year ended December 31, 2008 were $0.1 million and were comprised primarily of the net loss of $0.2 million, decrease in payables to related parties of $0.2 million and prepaid expenses and other assets of $0.1 million, partially offset by increase in accrued liabilities of $0.4 million, which consists primarily of accrued property taxes on 1875 Lawrence, and depreciation and amortization of $0.2 million. For the period from January 9, 2007 (date of inception) through December 31, 2007, cash flows provided by operating activities were less than $0.1 million and consisted of the net loss offset by changes in accrued liabilities.

        Cash flows used in investing activities for the year ended December 31, 2008 were $35.1 million and represent the purchase of 1875 Lawrence. There was no cash flow from investing activities for the period from January 9, 2007 (date of inception) through December 31, 2007.

        Cash flows provided by financing activities for the year ended December 31, 2008 were $82.3 million and were comprised primarily of the issuance of common stock, net of offering costs, of

$64.5 million and loan proceeds of $18.5 million related to the note payable on 1875 Lawrence. Cash provided by financing activities for the period from January 9, 2007 (date of inception) through December 31, 2007 was $0.2 million and consisted of proceeds from the issuance of common and convertible stock.

Funds from Operations and Modified Funds from Operations

        Funds from operations ("FFO") is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We use FFO, defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, and subsidiaries, as one measure to evaluate our operating performance. In addition to FFO, we use modified funds from operations ("Modified Funds from Operations" or "MFFO"), which excludes from FFO acquisition-related costs, impairment charges, and adjustments to fair value for derivatives not qualifying for hedge accounting, to further evaluate our operating performance.

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

        We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income. We believe MFFO is helpful to our investors and our management as a measure of operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO. By providing MFFO, we present information that assists investors in aligning their analysis with management's analysis of long term, core operating activities. We believe fluctuations in MFFO are more indicative of changes in operating activities and provide comparability in evaluating our performance over time and as compared to other real estate companies that may not have acquisition activities, derivatives, or affected by impairments.

        As explained below, management's evaluation of our operating performance excludes the items considered in the calculation of MFFO based on the following economic considerations:

  •
  Acquisition-related costs.    In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management's investment models and analysis differentiates costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for these types of investments were capitalized; however beginning in 2009 acquisition costs related to business combinations are expensed. We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management's analysis of the investing and operating performance of our properties.

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

  •
  Adjustments to fair value for derivatives not qualifying for hedge accounting.    Management uses derivatives in the management of our debt and interest rate exposure. We do not intend to speculate in these interest rate derivatives and accordingly period-to-period changes in derivative valuations are not primary factors in management's decision-making process. We believe by excluding the gains or losses from these derivatives, MFFO provides useful supplemental information on the realized economic impact of the hedges independent of short-term market fluctuations.

        FFO or MFFO should not be considered as an alternative to net income (loss), as an indication of our liquidity, nor as an indication of funds available to fund our cash needs, including our ability to make distributions and should be reviewed in connection with other GAAP measurements. For the years ended December 31, 2009, 2008, and 2007, we present only FFO as we did not report any such acquisition-related expenses, impairment charges, or adjustments to fair value for derivatives not qualifying for hedge accounting in our Consolidated Statements of Operations nor did we have any derivative financial instruments for the periods presented. Our FFO as presented may not be comparable to amounts calculated by other REITs.

        For the year ended December 31, 2009, FFO per share has been impacted by the increase in net proceeds realized from our existing offering of shares. During the fiscal year ended December 31, 2009, we sold 7.1 million shares of our common stock, increasing our outstanding shares by 100%. The proceeds from the issuance are temporarily invested in short-term cash equivalents until they can be invested in real estate and real estate-related assets. Due to lower interest rates on cash equivalent investments, interest earnings were minimal. We expect to invest these proceeds in higher earning real estate and real estate-related assets consistent with our investment policy. We believe this will add value to our stockholders over our longer term investment horizon, even if this results in less current period earnings.

        Our calculation of FFO for the years ended December 31, 2009 and 2008 and the period from January 9, 2007 (date of inception) through December 31, 2007 is presented below (amounts in thousands except per share amounts):

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period from January 9, 2007 (date of inception) Through December 31, 2007
Net loss	$(1,075)	$(249)	$(52)
Net loss attributable to noncontrolling interest	9	—	—
Adjustments for:
Real estate depreciation and amortization	2,422	399	—
Pro rata share of unconsolidated JV depreciation and amortization(1)	8	—	—

Funds from operations (FFO)	$1,364	$150	$(52)

Other Adjustments:
Acquisition expenses	—	—	—
Impairment charge	—	—	—
(Gain) loss on derivatives not designated as hedging instruments	—	—	—

MFFO	$1,364	$150	$(52)

GAAP weighted average shares:
Basic and diluted	10,592	2,859	22
MFFO per share	$0.13	$0.05	$(2.36)

(1)
This represents the depreciation and amortization expense of our share of depreciation and amortization expense of Stone Creek which we account for under the equity method of accounting.

(2)
This reflects the noncontrolling interest adjustment for the third-party partners' proportionate share of the real estate depreciation and amortization.

        Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results.

  •
  Straight-line rental revenue of $0.2 million and less than $0.1 million was recognized for the years ended December 31, 2009 and 2008, respectively.

  •
  Amortization of intangible lease assets and liabilities was recognized as a net increase to rental revenues of $1.1 million and $0.2 million, respectively, for the years ended December 31, 2009 and 2008, respectively.

  •
  Amortization of deferred financing costs of approximately $0.1 million was recognized as interest expense for our note payable for the year ended December 31, 2009. No such charges were incurred for the year ended December 31, 2008.

        In addition, cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders.

Distributions

        Distributions are authorized at the discretion of our board of directors based on its analysis of our performance over the previous period, expectations of performance for future periods, including actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, general financial condition, and other factors that our board deems relevant. The board's decision will be influenced, in substantial part, by its obligation to ensure that we maintain our status as a REIT. In light of the pervasive and fundamental disruptions in the global financial and real estate markets, we cannot provide assurance that we will be able to achieve expected cash flows necessary to continue to pay distributions at any particular level, or at all. If the current economic conditions continue, our board could determine to reduce our current distribution rate or cease paying distributions in order to conserve cash.

        Until proceeds from the Offering are fully invested and generating sufficient operating cash flow to fully fund the payment of distributions to our stockholders, we have and will continue to pay some or all of our distributions from sources other than operating cash flow. We may, for example, generate cash to pay distributions from financing activities, components of which may include proceeds from the Offering and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow. In addition, from time to time, our advisor and its affiliates may agree to waive or defer all, or a portion, of the acquisition, asset management or other fees or incentives due to them, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash that we have available to pay distributions to our stockholders.

        Cash amounts distributed to stockholders during the year ended December 31, 2009 were $1.1 million. Distributions funded through the issuance of shares under the DRP during the year ended December 31, 2009 were $3.1 million. For the year ended December 31, 2009, cash flows provided by operating activities were $0.3 million. Accordingly, for the year ended December 31, 2009, none of the cash flows provided by operations exceeded cash amounts distributed to stockholders. Cash amounts distributed to stockholders during the year ended December 31, 2008 were $0.2 million. Distributions funded through the issuance of shares under the DRP during the year ended December 31, 2008 were $0.5 million. For the year ended December 31, 2008, cash flows used in operating activities were $0.1 million. Accordingly, for the year ended December 31, 2008, none of the cash flows from operating activities exceeded cash amounts distributed to stockholders. The shortfall for the years ended December 31, 2009 and 2008 was funded from proceeds from the Offering.

        The amount by which our distributions paid exceeded cash flow from operating activities has increased due to a higher distribution rate and increased proceeds from the Offering. Effective June 1, 2009, our board of directors increased our distribution rate from an annual effective rate of 3.0% to 5.0%. As a result, future distributions declared and paid may continue to exceed cash flow from operating activities until such time that we invest in additional real estate or real estate-related assets at favorable yields.

        The following are the distributions paid and declared as of December 31, 2009 and 2008 (amounts in thousands except per share amounts).

	Distributions Paid
				Cash Flow Provided by (Used In) Operations	Total Distributions Declared	Declared Distribution Per Share
2009	Cash	Reinvested	Total
4th Quarter	$440	$1,150	$1,590	$1,016	$1,703	$0.126
3rd Quarter	364	997	1,361	(724)	1,437	0.126
2nd Quarter	172	505	677	174	881	0.091
1st Quarter	138	416	554	(151)	586	0.074

Total	$1,114	$3,068	$4,182	$315	$4,607	$0.417

	Distributions Paid
				Cash Flow Provided by (Used In) Operations	Total Distributions Declared	Declared Distribution Per Share
2008	Cash	Reinvested	Total
4th Quarter	$105	$334	$439	$722	$494	$0.076
3rd Quarter	54	158	212	(681)	297	0.076
2nd Quarter	8	25	33	(122)	74	0.075
1st Quarter	—	—	—	(14)	—	—

Total	$167	$517	$684	$(95)	$865	$0.227

        Distributions declared per share assumes the share was issued and outstanding each day during the period and was based on a declared daily distribution rate of $0.0008219 per share per day for the period through May 31, 2009. As of June 1, 2009, the effective daily distribution rate is $0.0013699. Each day during the first, second, third and fourth quarters of 2009 was a record date for distributions. On December 15, 2009, the Company's board of directors declared distributions payable to the stockholders of record each day during the months of January, February, and March 2010. Distributions payable to each stockholder of record will be paid in cash on or before the 16th day of the following month.

        Operating performance cannot be accurately predicted due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate environment, the types and mix of investments in our portfolio and the accounting treatment of our investments in accordance with our accounting policies.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2009 (amounts in thousands):

Note Payable	Total	2010	2011	2012	2013	2014	Thereafter
Principal	$18,500	$—	$293	$18,207	$—	$—	$—
Interest	3,577	1,172	1,164	1,241	—	—	—

Total	$22,077	$1,172	$1,457	$19,448	$—	$—	$—

        In addition, we have agreed to provide up to $25 million of second lien financing related to the PAL Loan, of which approximately $12.8 million was outstanding as of December 31, 2009.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

        Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including investment impairment. These estimates are based on management's historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

        Below is a discussion of the accounting policies that we consider to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

  Principles of Consolidation and Basis of Presentation

        Our consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control. All inter-company transactions, balances, and profits have been eliminated in consolidation. Interests in entities acquired will be evaluated based on applicable GAAP, which includes the requirement to consolidate entities deemed to be variable interest entities ("VIE") in which we are the primary beneficiary. If the interest in the entity is determined not to be a VIE, then the entities will be evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement.

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

        We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management's estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any fixed rate renewal option for below-market leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the above determined lease term.

        The total value of identified real estate intangible assets acquired is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with that respective tenant. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces, considering current market conditions. In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance and other operating expenses, as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred had the leases not been in place, including tenant improvements and commissions. The estimates of the fair value of tenant relationships also include costs to execute similar leases, including leasing commissions, legal costs and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

  Revenue Recognition

        We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. Straight-line rental revenue of $0.2 million and less than $0.1 million was recognized in rental revenues for the years ended December 31, 2009 and 2008, respectively.

        We recognize interest income from real estate loans receivable on an accrual basis over the life of the loan using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, are amortized over the life of the loan as an adjustment to interest income. We will stop accruing interest on loans when there is concern as to the ultimate collection of principal or interest of the loan. In the event that we stop accruing interest on a loan, we will generally not recognize subsequent interest income until cash is received or we make the decision to restart interest accrual on the loan.

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

        In addition, we evaluate our investments in real estate loans receivable each reporting date and if it is probable we will not collect all principal and interest in accordance with the terms of the loan, we will record an impairment charge based on these evaluations. While we believe it is currently probable we will collect all scheduled principal and interest with respect to our real estate loans receivable, current market conditions with respect to credit availability and with respect to real estate market fundamentals create a significant amount of uncertainty. Given this, any future adverse development in market conditions may cause us to re-evaluate our conclusions, and could result in material impairment charges with respect to our real estate loans receivable.

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

        We believe the carrying value of our operating real estate and loan investments is currently recoverable. Accordingly, there were no impairment charges for the years ended December 31, 2009 or 2008. However, if market conditions worsen beyond our current expectations, or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments. Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

New Accounting Pronouncements

        In February 2008, the Financial Accounting Standards Board ("FASB") delayed the effective date of applying updated accounting guidance in regards to nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until the fiscal year beginning after November 1, 2008. We adopted the updated accounting guidance effective January 1, 2009, and this adoption is expected to enhance our future disclosures regarding how we develop fair value estimates related to non-financial assets and liabilities in our financial statements.

        In December 2007, the FASB issued updated accounting guidance on business combinations. The updated guidance retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination. This Statement is broader in scope than the original guidance, which applied only to business combinations in which control was obtained by transferring consideration. The updated guidance applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses. This Statement also makes certain other modifications, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred. This statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The acquisition of real estate property has been determined to meet the definition of a business combination as defined in the updated guidance. Therefore, effective January 1, 2009, we no longer capitalize acquisition related costs for future acquisitions of real estate properties, but expense such costs as incurred.

        In February 2007, the FASB issued updated guidance regarding the fair value option for financial assets and financial liabilities. The fair value option established by the new guidance permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. We adopted this standard effective January 1, 2008 but have not elected the fair value measurement option for any financial assets or liabilities at the present time; however, we may elect to measure future eligible financial assets or liabilities at fair value.

        In March 2008, the FASB issued updated guidance for disclosures about derivative instruments and hedging activities. The updated accounting guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Our adoption of the updated accounting guidance affected disclosures only and had no impact on our financial position or results of operations.

        In December 2007, the FASB issued authoritative guidance on noncontrolling interests. This guidance clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this guidance requires consolidated net income to be reported, on the face of the consolidated statement of operations, at amounts that include the amounts attributable to both the parent and the noncontrolling interest. We adopted this guidance on January 1, 2009.

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

        In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. It also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity's status as a variable interest entity, a company's power over a variable interest entity, or a company's obligation to absorb losses or its rights to receive benefits of an entity must be disregarded. The guidance is applicable for annual periods after November 15, 2009 and interim periods thereafter. The implementation of this guidance on January 1, 2010, did not have a material impact on our consolidated financial statements.

        Further, the new accounting standard related to the consolidation of variable interest entities requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a variable interest entity. Additionally, it requires enhanced disclosures about an enterprise's involvement with variable interest entities and any significant change in risk exposure due to that involvement, as well as how significant its involvement with the variable interest entity impacts the enterprise's financial statements. Finally, an enterprise is required to disclose significant judgments and assumptions used to determine whether or not to consolidate a variable interest entity. The adoption of this accounting standard did not change any of our previous conclusions regarding our variable interest entities and thus did not have an effect on our financial position, results of operations, or liquidity.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

  Interest Rate Risk

        We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our management's objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt. At December 31, 2009, we had one note payable outstanding that was subject to a variable interest rate based on LIBOR plus a margin of 2.5%. However, the note payable has a minimum interest rate of 6.25%, which if the LIBOR rate increased 100 basis points would not result in an increase to a rate above the minimum.

        Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate real estate loan receivable, the PAL Loan, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instrument. As we expect to hold the PAL Loan to maturity and the amounts due under the loan would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates would have a significant impact on the cash flows of our fixed rate real estate loan receivable.

        The PAL Loan, a fixed rate real estate loan receivable, with $12.8 million outstanding under the loan as of December 31, 2009, has a maturity date of September 1, 2016 and accrues interest at 18% per annum. The PAL Loan is subject to market risk to the extent that the stated interest rate varies from current market rates for loans made under similar terms.

        We have initiated foreclosure proceedings against the Palms of Monterrey borrower in order to take a fee simple interest in the property, a 408-unit multifamily complex on a 28-acre site located in Fort Myers, Florida. We expect the foreclosure process to be complete in the second quarter of 2010. Accordingly, we do not believe that there is significant interest rate risk associated with this investment.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A(T).    Controls and Procedures.

  Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2009, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2009, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

        We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

  Management's Annual Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2009, the effectiveness of our internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls, as of December 31, 2009, were effective.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.

  Changes in Internal Control over Financial Reporting

        There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors

        Because our directors take a critical role in guiding our strategic direction and oversee our management, they must demonstrate broad-based business and professional skills and experiences, concern for the long-term interests of our stockholders, and personal integrity and judgment. In addition, our directors must have time available to devote to board activities and to enhance their knowledge of our industry. As described further below, we believe our directors have the appropriate mix of experiences, qualifications, attributes, and skills required of our board members in the context of the current needs of our company.

        Robert M. Behringer, 61, has served as our Chairman of the Board and a director since our inception in November 2007. From January 2007 until June 2008, he also served as our Chief Executive Officer and Chief Investment Officer. He has also served as the sole manager and Chief Executive Officer of Behringer Harvard Holdings, the indirect parent corporation of our advisor, since December 2001. Mr. Behringer has also served as Chairman of the Board and a director of Behringer Harvard REIT I, Inc. ("Behringer Harvard REIT I") since June 2002, Behringer Harvard Multifamily REIT I, Inc. ("Behringer Harvard Multifamily REIT I") since January 2007, and Behringer Harvard Opportunity REIT I, Inc. ("Behringer Harvard Opportunity REIT I") since November 2004, each a publicly registered REIT, and Behringer Harvard REIT II, Inc. ("Behringer Harvard REIT II"), a recently formed REIT, since April 2007. Since 2002, Mr. Behringer has been a general partner of Behringer Harvard Short-Term Opportunity Fund I LP ("Behringer Harvard Short-Term Opportunity Fund") and Behringer Harvard Mid-Term Value Enhancement Fund I LP ("Behringer Harvard Mid-Term Value Enhancement Fund"), each a publicly registered real estate limited partnership. Mr. Behringer also controls the general partners of Behringer Harvard Strategic Opportunity Fund I LP ("Behringer Harvard Strategic Opportunity Fund I") and Behringer Harvard Strategic Opportunity Fund II LP ("Behringer Harvard Strategic Opportunity Fund II"), private real estate limited partnerships. Since 2001, Mr. Behringer also has been the Chief Executive Officer of the other companies affiliated with Behringer Harvard Holdings, LLC.

        From 1995 until 2001, Mr. Behringer was Chief Executive Officer of Harvard Property Trust, Inc., a privately-held REIT formed by Mr. Behringer that has been liquidated and that had a net asset value of approximately $200 million before its liquidation. Before forming Harvard Property Trust, Inc., Mr. Behringer invested in commercial real estate as Behringer Partners, a sole proprietorship formed in 1989 that invested in single asset limited partnerships. From 1985 until 1993, Mr. Behringer was Vice President and Investment Officer of Equitable Real Estate Investment Management, Inc. (now known as Lend Lease Real Estate Investments, Inc.), one of the largest pension fund advisors and owners of real estate in the United States. While at Equitable, Mr. Behringer was responsible for its General Account Real Estate Assets located in the south-central United States, which included working on mortgage loan "workouts" and restructurings. The portfolio included institutional-quality office, industrial, retail, apartment and hotel properties exceeding 17 million square feet with a value of approximately $2.8 billion. Mr. Behringer's experience at Equitable required him to negotiate unique terms (such as loan length, interest rates, principal payments, loan covenants (i.e., debt to equity ratios), collateral, guaranties and general credit enhancements) for each restructured loan, specifically tailored to the debtor's particular facts and circumstances and market conditions. Although Mr. Behringer was a significant participant in acquisitions, management, leasing, redevelopment and dispositions, his primary responsibility was to increase net operating income and the overall value of the portfolio.

        Mr. Behringer has over 25 years of experience in real estate investment, management, and finance activities, including approximately 140 different properties with over 24 million square feet of office, retail, industrial, apartment, hotel and recreational space. Since the founding of the Behringer Harvard organization, Mr. Behringer's experience includes an additional approximately 140 properties, with over approximately 31 million square feet of office, retail, industrial, apartment, hotel and recreational properties. Mr. Behringer is a Certified Property Manager, Real Property Administrator and Certified Hotel Administrator, holds FINRA Series 7, 24 and 63 registrations and is a member of the Institute of Real Estate Management, the Building Owners and Managers Association, the Urban Land Institute and the Real Estate Council. Mr. Behringer was also a licensed certified public accountant for over 20 years. Mr. Behringer received a Bachelor of Science degree from the University of Minnesota.

        Our Board of Directors has concluded that Mr. Behringer is qualified to serve as one of our directors and the Chairman of the Board for reasons including his over 25 years of experience in real estate investing and having sponsored numerous public and private real estate programs. Further, as Chairman of the Board and a director of Behringer Harvard REIT I, Behringer Harvard Multifamily REIT I and Behringer Harvard Opportunity REIT I, he has an understanding of the requirements of serving on a public company board and the leadership experience necessary to serve as the Chairman of the Board of our company.

        Robert S. Aisner, 63, has served as our Chief Executive Officer since June 2008 and as our President and one of our directors since our inception in January 2007. From January 2007 through June 2008, Mr. Aisner served as our Chief Operating Officer. In addition, Mr. Aisner has served as President since May 2005, Chief Executive Officer since July 2009 and from June 2008 until May 2009, and a director since June 2003 of Behringer Harvard REIT I, Inc. Mr. Aisner also has served as President since November 2004, Chief Executive Officer since June 2008, and a director since November 2004 of Behringer Harvard Opportunity REIT I, Inc., as Chief Executive Officer and a director of Behringer Harvard Multifamily REIT I since August 2006 and as President since April 2007 and Chief Executive Officer since September 2008 of Behringer Harvard REIT II. Mr. Aisner is also Chief Executive Officer of our advisor and President and Co-Chief Operating Officer of our sponsor, Behringer Harvard Holdings.

        Mr. Aisner has over 30 years of commercial real estate experience. In addition to Mr. Aisner's commercial real estate experience, as an officer and director of Behringer Harvard sponsored programs and their advisors, Mr. Aisner has overseen the acquisition, structuring and management of various types of real estate-related loans, including mortgages and mezzanine loans. From 1996 until joining Behringer Harvard in 2003, Mr. Aisner served as: (1) Executive Vice President of AMLI Residential Properties Trust, formerly a New York Stock Exchange-listed REIT focused on the development, acquisition and management of upscale apartment communities and served as advisor and asset manager for institutional investors with respect to their multifamily real estate investment activities; (2) President of AMLI Management Company, which oversaw all of AMLI's apartment operations in 80 communities; (3) President of the AMLI Corporate Homes division that managed AMLI's corporate housing properties; (4) Vice President of AMLI Residential Construction, a division of AMLI that performed real estate construction services; and (5) Vice President of AMLI Institutional Advisors, the AMLI division that served as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate activities. Mr. Aisner also served on AMLI's Executive Committee and Investment Committee. From 1994 until 1996, Mr. Aisner owned and operated Regents Management, Inc., which had both a multifamily development and construction group and a general commercial property management group. Mr. Aisner is a member of the Board of Directors of the Association of Foreign Investors in Real Estate (AFIRE), the Board of Directors of the National Multi-Housing Council (NMHC), the Urban Land Institute (ULI) and the Pension Real Estate Association (PREA). From 1984 to 1994, Mr. Aisner served as Vice President of HRW Resources, Inc., a real estate development and management company. Mr. Aisner received a Bachelor of Arts degree from Colby College and a Masters of Business Administration degree from the University of New Hampshire.

        Our board of directors has concluded that Mr. Aisner is qualified to serve as one of our directors for reasons including his over 30 years of commercial real estate experience. This experience allows him to offer valuable insight and advice with respect to our investments and investment strategies. In addition, as the Chief Executive Officer of our advisor and with prior experience as an executive officer of a New York Stock Exchange-listed REIT, Mr. Aisner is able to direct to the board of directors to the critical issues facing our company. Further, as a director of Behringer Harvard REIT I, Behringer Harvard Multifamily REIT I, and Behringer Harvard Opportunity REIT I, he has an understanding of the requirements of serving on a public company board.

        Andreas K. Bremer, 53, has served as one of our independent directors since November 2007. Mr. Bremer currently serves as Executive Vice President of International Capital, LLC, a position he has held since 2005. Mr. Bremer joined International Capital as its Chief Financial Officer in October 2002. International Capital specializes in acquisition, disposition, management and administration of commercial investment properties, and Mr. Bremer is responsible for all financial aspects of the company's operations. Before joining International Capital, Mr. Bremer was the Chief Financial Officer of ATLASwerks®, a leading communication software company in Dallas. He acted as a corporate finance consultant for two years at McKinsey & Co. in both the Dallas and New York offices and served as Vice President of Finance and Treasurer at Paging Network, Inc. Mr. Bremer started his career at COMMERZBANK AG in Germany and spent seven of his 13-year tenure at the company's New York and Atlanta offices. Mr. Bremer has over 20 years of financial and general management experience with extensive knowledge of corporate finance and commercial lending both in the United States and other countries, particularly Germany. He is the Director of the Texas Warburg Chapter of the American Council on Germany in Dallas and as Knight of Honor is a member of the Order of St. John. Mr. Bremer received a law degree from the Johannes-Gutenberg University in Mainz, Germany.

        Our board of directors has concluded that Mr. Bremer is qualified to serve as one of our directors for reasons including his over 20 years financial and general management experience, including international corporate finance and commercial lending. Mr. Bremer has served in various financial management positions and has significant experience in acquisition, disposition, management, and administration of commercial real estate investments. In addition, Mr. Bremer's international background brings a unique perspective to our board.

        Jeffrey P. Mayer, 53, has served as one of our independent directors since November 2007 and is chairman of our audit committee. Mr. Mayer is currently a consultant serving the real estate industry and he currently holds the Certified Turnaround Professional designation. From 2000 until 2007, Mr. Mayer was the Chief Financial Officer of ClubCorp, Inc., a holding company that owns and operates premier golf and business clubs and destination golf resorts. He previously served as Chief Financial Officer of Bristol Hotels & Resorts in Dallas, a position he held from 1996 until the company's acquisition by Bass PLC in early 2000. Prior to joining Bristol, he was Corporate Controller at Host Marriott Corporation (formerly Marriott Corporation) and, prior to that, held various senior financial positions at Marriott Corporation. Mr. Mayer is a member of Financial Executives International, the Turnaround Management Association and the National Association of Corporate Directors. He was a board member of the Dallas Children's Advocacy Center. A graduate of the College of William & Mary, he began his career as an accountant with Arthur Andersen LLP.

        Our Board of Directors has concluded that Mr. Mayer is qualified to serve as one of our directors and as Chairman of our Audit Committee for reasons including his over 30 years of accounting and finance experience in the commercial real estate industry. In particular, Mr. Mayer has served as Chief Financial Officer for two commercial real estate companies and has significant management experience relating to preparing and reviewing financial statements and coordinating with external auditors. Mr. Mayer continues to provide consulting services to the commercial real estate industry, and is in tune with current industry trends and issues.

        Diane S. Detering-Paddison, 50, has served as one of our independent directors since June 2009. Ms. Detering-Paddison was recently appointed Chief Strategy Officer of Cassidy Turley, one of the nation's largest commercial real estate service providers. Prior to joining Cassidy Turley, Ms. Detering-Paddison served as the Chief Operating Officer of ProLogis, the an owner, manager, and developer of distribution facilities, from June 2008 until January 2009. Prior to that Ms. Detering-Paddison was with CB Richard Ellis and Trammell Crow Company for over twenty years. During her time there she served as Senior Vice President, Corporate and Investor Client Accounts from April 2001 until December 2004, Chief Operating Officer, Global Services from January 2005 until December 2006, and President, Global Corporate Services—Client Accounts from December 2006 until May 2008. Ms. Detering-Paddison was part of a ten member executive team that managed the merger between Trammell Crow Company and CB Richard Ellis in December 2006. Ms. Detering-Paddison holds an Master of Business Administration degree from the Harvard Graduate School of Business and a Bachelor of Science degree from Oregon State University where she graduated as Valedictorian.

        Our Board of Directors has concluded that Ms. Detering-Paddison is qualified to serves as one of our directors for reasons including her over 20 years of management experience. Ms. Detering-Paddison continues to provide advisory and consulting services in her position as Chief Strategy Officer of Cassidy Turley, and, as such, remains in tune with industry trends and issues. With her background, Ms. Detering-Paddison brings substantial insight and experience with respect to the commercial real estate industry.

        Cynthia Pharr Lee, 61, has served as one of our independent directors since November 2007. Ms. Pharr Lee has served as President of C. Pharr & Company, a marketing communications consulting firm since 1993, providing strategic brand, marketing and public relations services to many real estate, construction and design firms, in addition to other corporate clients. Ms. Pharr Lee also serves as a member of the board or directors of CEC Entertainment, Inc. (CEC-NYSE) and its audit and compensation committees. A co-founder of Texas Women Ventures Fund, Ms. Pharr Lee serves on the Fund's Investment Advisory Committee and is also a board member of Southwest Venture Forum. Ms. Pharr Lee is a former president of Executive Women of Dallas and former national chairman of the Counselor's Academy of the Public Relations Society of America. From May 1989 through February 1993, Ms. Pharr Lee was president and chief executive officer of Tracy Locke/Pharr Public Relations, a division of Omnicom (NYSE). She received her Bachelor of Science degree in English (summa cum laude) and her Master of Arts degree. in English from Mississippi State University.

        Our board of directors has concluded that Ms. Pharr Lee is qualified to serve as one of our directors for reasons including her over 20 years management experience in the public relations and marketing communications industry, with significant experience working with commercial real estate and construction firms. Ms. Pharr Lee has also served on the board of directors of a New York Stock Exchange listed company, which allows her to provide valuable knowledge and insight into management issues. In addition, Ms. Pharr Lee's background compliments that of our other board members, and brings a unique perspective to our board.

Executive Officers

        In addition to Robert M. Behringer and Robert S. Aisner, the following individuals serve as our executive officers:

        Gerald J. Reihsen, III, 50, has served as our Executive Vice President—Corporate Development & Legal since our inception in January 2007. He also serves in these capacities with our advisor and in these and similar capacities with other entities sponsored by Behringer Harvard Holdings, including Behringer Harvard REIT I, Behringer Harvard REIT II, Behringer Harvard Opportunity REIT I and Behringer Harvard Multifamily REIT I. Mr. Reihsen is also President of Behringer Securities LP.

        For over 20 years, Mr. Reihsen's business and legal background has centered on sophisticated financial and transactional matters, including commercial real estate transactions, real estate partnerships, and public and private securities offerings. For the period from 1985 to 2000, Mr. Reihsen practiced as an outside corporate securities attorney. After serving from 1986 to 1995 in the corporate department of Gibson, Dunn & Crutcher, a leading international commercial law firm, Mr. Reihsen established his own firm, Travis & Reihsen, where he served as a corporate/securities partner until 1998. In 1998, Mr. Reihsen became the lead partner in the corporate/securities section of the law firm Novakov Davis, where he served until 2000. In 2000, he practiced law as a principal of Block & Balestri, a corporate and securities law firm. In 2000 and 2001, Mr. Reihsen was employed as the Vice President—Corporate Development and Legal of Xybridge Technologies, Inc., a telecommunications software company that Mr. Reihsen helped guide through venture funding, strategic alliances with international telecommunications leaders and its ultimate sale to Zhone Technologies, Inc. Mr. Reihsen holds FINRA Series 7, 24, 27 and 63 registrations. Mr. Reihsen received a Bachelor of Arts degree, magna cum laude, from the University of Mississippi and a Juris Doctorate degree, cum laude, from the University of Wisconsin.

        Gary S. Bresky, 43, has served as our Chief Financial Officer since our inception in January 2007, Executive Vice President since June 2007, and Treasurer since June 2008. Mr. Bresky also is the Executive Vice President and Chief Financial Officer of our advisor and serves in these and similar executive capacities with other entities sponsored by Behringer Harvard Holdings, including Behringer Harvard REIT I, Behringer Harvard REIT II, Behringer Harvard Opportunity REIT I and Behringer Harvard Multifamily REIT I.

        Mr. Bresky has been active in commercial real estate and related financial activities for over 20 years. Prior to joining Behringer Harvard in 2002, Mr. Bresky served, from 1997 to 2001, as a Senior Vice President of Finance with Harvard Property Trust, Inc. In this capacity, Mr. Bresky was responsible for directing all accounting and financial reporting functions and overseeing all treasury management and banking functions for the company. Mr. Bresky also was integral in analyzing deal and capital structures as well as participating in all major decisions related to any acquisition or sale of assets. From 1995 until 1996, Mr. Bresky worked in the Real Estate Group at Coopers & Lybrand LLP in Dallas, Texas, where he focused on finance and accounting for both public and private real estate investment trusts. His experience included conducting annual audits, preparing quarterly and annual public securities reporting compliance filings and public real estate securities registration statements for his clients. From 1989 to 1994, Mr. Bresky worked with Ten West Associates, LTD and Westwood Financial Corporation in Los Angeles, California as a real estate analyst and asset manager for two commercial real estate portfolios totaling in excess of $185 million. From 1988 until 1989, Mr. Bresky worked as an analysts' assistant for both Shearson-Lehman Bros., Inc. and Hambrecht and Quist Inc., assisting brokers in portfolio management. Mr. Bresky holds FINRA Series 7, 24, 27 and 63 registrations. Mr. Bresky received a Bachelor of Arts degree from the University of California—Berkeley and a Masters of Business Administration degree from the University of Texas at Austin.

        M. Jason Mattox, 34, has served as our Executive Vice President since our inception in January 2007. Mr. Mattox also serves as an Executive Vice President of our advisor and serves in these and similar executive capacities with other entities sponsored by Behringer Harvard Holdings, including Behringer Harvard REIT I, Behringer Harvard REIT II, Behringer Harvard Opportunity REIT I and Behringer Harvard Multifamily REIT I.

        From 1997 until joining Behringer Harvard in 2002, Mr. Mattox served as a Vice President of Harvard Property Trust, Inc. and became a member of its Investment Committee in 1998. From 1999 until 2001, Mr. Mattox served as Vice President of Sun Resorts International, Inc., a recreational property investment company, coordinating marina acquisitions throughout the southern United States and the U.S. Virgin Islands. From 1999 until 2001, in addition to providing services related to investing, acquisition, disposition, and operational activities, Mr. Mattox served as an asset manager with responsibility for over one million square feet of Harvard Property Trust, Inc.'s commercial office assets in Texas and Minnesota, overseeing property performance, management offices, personnel and outsourcing relationships.

        Mr. Mattox is a continuing member of the Building Owners and Managers Association and the National Association of Industrial and Office Properties. Mr. Mattox holds FINRA Series 7, 24 and 63 registrations. Mr. Mattox received a Bachelor of Business Administration degree, with honors, and a Bachelor of Science degree, cum laude, from Southern Methodist University.

        Samuel A. Gillespie, 51, has served as our Chief Operating Officer since June 2008. In addition, Mr. Gillespie has served as Senior Vice President—Funds Management of Harvard Property Trust, LLC, the managing member of our advisor, since March 2006. Prior to that Mr. Gillespie served as Vice President of various Behringer Harvard sponsored entities. Mr. Gillespie also serves as Chief Operating Officer for Behringer Harvard Opportunity REIT I, and for the general partner of Behringer Harvard Short-Term Opportunity Fund I and Behringer Harvard Mid-Term Value Enhancement Fund I. In addition, Mr. Gillespie also serves as the Chief Operating Officer of Behringer Harvard Strategic Opportunity Fund I and Behringer Harvard Strategic Opportunity Fund II.

        Mr. Gillespie has over 25 years of experience in the commercial real estate industry guiding diverse and sophisticated portfolios. Prior to joining Behringer Harvard in November 2004, Mr. Gillespie was with the Trammell Crow Company for 21 years. At Trammell Crow, he held the position of Managing Director of National Accounts and was responsible for Trammell Crow Company's largest institutional customers. Prior to that, Mr. Gillespie was partner in charge of Trammell Crow's Indianapolis office from 1986 to 1997. He began his career with Trammell Crow as a leasing agent in Oklahoma City in 1983. Mr. Gillespie holds a Bachelor of Science degree, summa cum laude, in accounting from Texas A&M University, and holds the CCIM designation.

Key Personnel

        The following individuals are non-executive personnel who are important to our success:

        James D. Fant, 50, is Senior Vice President—Real Estate and Chief Investment Officer of our advisor. Mr. Fant also serves as Senior Vice President—Real Estate of Behringer Harvard Opportunity Advisors I, LLC, and serves in this capacity for Harvard Property Trust, the general partner of our advisor, and with other entities sponsored by Behringer Harvard Holdings. Mr. Fant joined Behringer Harvard in April 2005.

        Mr. Fant has been in the commercial real estate business since 1983 primarily in investment advisory services, project development, and investment sales. From October 2002 until March 2005, Mr. Fant was the founder of an advisory business providing financial and real estate services to small businesses. From March 2000 until September 2002, Mr. Fant served as Vice President of Acquisitions for the pension advisory firm Kennedy Associates, sourcing opportunity acquisitions and ground up development transactions with local development partners in the mid continent region of the country. From October 1998 until February 2000, he served as Vice President for Metro-American Developers and Investors sourcing development and investment opportunities. Mr. Fant served in multiple capacities for MEPC American Properties from December 1983 until September 1998. As Senior Vice President, his responsibilities included acquisitions and dispositions, project development and asset management in markets throughout the country. Mr. Fant has experience in a variety of product types including office, industrial, and retail. Mr. Fant received a Bachelor of Business Administration degree from the University of Texas at Arlington, is a Certified Public Accountant licensed in the State of Texas and is a Licensed Real Estate Salesman.

        Albert J. Palamara, 54, currently serves as Senior Vice President and Portfolio Manager of our advisor and Behringer Harvard Opportunity Advisors I, LLC. Prior to joining the company in 2007,

Mr. Palamara was Senior Vice President of Lexington Realty Trust, one of the largest publicly traded REITS in the United States that specializes in single tenant, net leased properties. In this role, he oversaw asset management for approximately $1 billion of office and industrial assets. In addition, Mr. Palamara helped the company open its Dallas office in May 2005. From 2004 until 2005, Mr. Palamara was the Chief Operating Officer for Holt Lunsford Commercial, one of Dallas' largest management and leasing companies. For seven years prior to that, Mr. Palamara was Senior Asset Manager at INVESCO Real Estate, a pension fund advisor. He began his real estate career with LaSalle Partners (now Jones Lang LaSalle) in 1987 and spent 10 years with its management services group specializing in property management, leasing, and redeveloping office properties. Mr. Palamara holds a Master of Business Administration degree and Bachelor of Arts degree from Baylor University.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to the Company during and with respect to the fiscal year ended December 31, 2009 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2009.

Code of Ethics

        Our board of directors has adopted a Code of Business Conduct Policy that is applicable to all members of our board of directors, our executive officers and employees of our advisor and its affiliates. We have posted the policy on the website maintained for us at www.behringerharvard.com. If, in the future, we amend, modify or waive a provision in the Code of Business Conduct Policy, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by promptly posting such information on the website maintained for us as necessary.

Audit Committee Financial Expert

        The Audit Committee consists of independent directors Jeffrey P. Mayer, the chairman, Andreas K. Bremer, Diane S. Detering-Paddison, and Cynthia Pharr Lee. Our board of directors has determined that Mr. Mayer is an "audit committee financial expert," as defined by the rules of the SEC. The biography of Mr. Mayer, including his relevant qualifications, is previously described in this Item 10.

Item 11.    Compensation Discussion and Analysis.

Compensation Discussion and Analysis

        We do not directly compensate our named executive officers, including Mr. Aisner, our Chief Executive Officer, for services rendered to us, and we do not intend to pay any compensation directly to our executive officers. As a result, we do not have, nor has our board of directors considered a compensation policy or program for our executive officers and thus we have not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K.

Directors' Compensation

        We pay each of our directors who is not an employee of the Company, Behringer Harvard Opportunity Advisors II or their affiliates an annual retainer of $25,000. In addition, we pay the chairperson of the Audit Committee an annual retainer of $10,000 and the chairpersons of our Nominating and Compensation Committees annual retainers of $5,000 each. These retainers are payable quarterly in arrears. In addition, we pay each non-employee director (a) $1,000 for each board of directors or committee meeting attended in person, (b) $500 for each board of directors or committee meeting attended by telephone, and (c) $500 for each written consent considered by the director.

        All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. If a director is also an employee of us, or an employee of Behringer Harvard Opportunity Advisors II or its affiliates, we do not pay compensation for services rendered as a director.

Director Compensation Table

        The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2009

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)	Total ($)
Robert M. Behringer	—		—	—
Robert S. Aisner	—		—	—
Andreas K. Bremer	$45,500.00	(2)	—	$45,500.00
Jeffrey P. Mayer	$52,000.00	(3)	—	$52,000.00
Diane S. Detering-Paddison	$18,500.00		—	$18,500.00
Cynthia Pharr Lee	$46,000.00	(2)	—	$46,000,00

(1)
The value of stock option awards represents the amount of compensation cost under Accounting Standards Codification ("ASC") Topic 718.

(2)
Includes payment of $10,500.00 in 2009 for services rendered in 2008.

(3)
Includes payment of $11,750.00 in 2009 for services rendered in 2008.

Incentive Award Plan

        Our 2007 Amended and Restated Incentive Award Plan (the "Incentive Award Plan") was approved by the board of directors and stockholders on December 19, 2007. The Incentive Award Plan is administered by our Compensation Committee and provides for equity awards to our employees, directors and consultants and those of our advisor and its affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards. A total of 10,000,000 shares have been authorized and reserved for issuance under our Incentive Award Plan. No awards have been issued under the Incentive Award Plan, and we currently have no plans to issue any additional awards under the Incentive Award Plan.

Compensation Committee Interlocks and Insider Participation

        No member of our compensation committee served as an officer or employee of the Company or any of our subsidiaries during the fiscal year ended December 31, 2009 or formerly served as an officer of the Company or any of our subsidiaries. In addition, during the fiscal year ended December 31, 2009, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers or directors serving as a member of our board of directors or compensation committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

        The following table gives information regarding our equity compensation plans as of December 31, 2009:

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

(1)
All shares authorized for issuance pursuant to awards not yet granted under the Incentive Award Plan.

Security Ownership of Certain Beneficial Owners

        The following table sets forth information as of December 31, 2009 regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, each of our executive officers, and our directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Robert M. Behringer(2)	22,471	*
Robert S. Aisner(3)	—	—
Samuel A. Gillespie	—	—
Gerald J. Reihsen, III(4)	—	—
Gary S. Bresky(5)	—	—
M. Jason Mattox(6)	—	—
Andreas K. Bremer	—	—
Jeffrey P. Mayer	—	—
Diane S. Detering-Paddison	—	—
Cynthia Pharr Lee	—	—
All directors and executive officers as a group (eleven persons)(7)	22,471	*

*
Represents less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following December 31, 2009. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)
Includes 22,471 shares of common stock owned by Behringer Harvard Holdings. It does not include 1,000 shares of convertible stock owned by Behringer Harvard Holdings. As of December 31, 2009, Mr. Behringer controlled the disposition of approximately 40% of the outstanding limited liability company interests and the voting of 85% of the outstanding limited liability company interests of Behringer Harvard Holdings.

(3)
Does not include 22,471 shares of common stock and 1,000 shares of convertible stock owned by Behringer Harvard Holdings. Mr. Aisner controls the disposition of 4% of the limited liability company interests in Behringer Harvard Holdings. Mr. Behringer has the right to vote Mr. Aisner's interest in Behringer Harvard Holdings.

(4)
Does not include 22,471shares of common stock and 1,000 shares of convertible stock owned by Behringer Harvard Holdings. Mr. Reihsen controls the disposition of 4.5% of the limited liability company interests in Behringer Harvard Holdings. Mr. Behringer has the right to vote Mr. Reihsen's interest in Behringer Harvard Holdings.

(5)
Does not include 22,471 shares of common stock and 1,000 shares of convertible stock owned by Behringer Harvard Holdings. Mr. Bresky controls the disposition of 3% of the limited liability company interests in Behringer Harvard Holdings. Mr. Behringer has the right to vote Mr. Bresky's interest in Behringer Harvard Holdings.

(6)
Does not include 22,471 shares of common stock and 1,000 shares of convertible stock owned by Behringer Harvard Holdings. Mr. Mattox controls the disposition of 1.5% of the limited liability company interests in Behringer Harvard Holdings. Mr. Behringer has the right to vote Mr. Mattox's interest in Behringer Harvard Holdings.

(7)
Does not include 1,000 shares of convertible stock owned by Behringer Harvard Holdings. The actual number of shares of common stock issuable upon conversion of the convertible stock is indeterminable at this time.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

Policies and Procedures for Transactions with Related Persons

        We do not currently have written formal policies and procedures for the review, approval or ratification of transactions with related persons, as defined by Item 404 of Regulation S-K of the Securities Exchange Act of 1934, as amended. Under that definition, transactions with related persons are transactions in which we were or are a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest. Related parties include any executive officers, directors, director nominees, beneficial owners of more than 5% of our voting securities, immediate family members of any of the foregoing persons, and any firm, corporation or other entity in which any of the foregoing persons is employed and in which such person has 10% or greater beneficial ownership interest.

        However, in order to reduce or eliminate certain potential conflicts of interest, our charter contains a number of restrictions relating to (1) transactions we enter into with our advisor and its affiliates, (2) certain future offerings, and (3) allocation of investment opportunities among affiliated entities. As a general rule, any related party transactions must be approved by a majority of the directors (including a majority of independent directors) not otherwise interested in the transaction. In determining whether to approve or authorize a particular related party transaction, these persons will consider whether the transaction between us and the related party is fair and reasonable to us and has terms and conditions no less favorable to us than those available from unaffiliated third parties.

Related Party Transactions

        Our advisor and certain of its affiliates will receive fees and compensation in connection with the Offering, and in connection with the acquisition, management, and sale of our assets.

        Behringer Securities LP ("Behringer Securities"), the dealer-manager and an affiliate of our advisor, receives commissions of up to 7% of gross offering proceeds. Behringer Securities reallows 100% of selling commissions earned to participating broker-dealers. In addition, we pay Behringer Securities a dealer manager fee of up to 2.5% of gross offering proceeds. Pursuant to separately negotiated agreements, Behringer Securities may reallow a portion of its dealer manager fee in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in the Offering; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts and no more than 0.5% of gross offering proceeds for out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties. Further, in special cases pursuant to separately negotiated agreements and subject to applicable limitations imposed by the Financial Industry Regulatory Authority, Behringer Securities may use a portion of its dealer manager fee to reimburse certain broker-dealers participating in the Offering for technology costs and expenses associated with the Offering and costs and expenses associated with the facilitation of the marketing and ownership of our shares by such broker-dealers' customers. No selling commissions or dealer manager fee will be paid for sales under the DRP. For both of the years ended December 31, 2009 and 2008, Behringer Securities earned selling commissions and dealer manager fees of $4.9 million and $1.8 million, respectively, which were recorded as a reduction to additional paid-in capital.

        We reimburse Behringer Opportunity Advisors II or its affiliates for any organization and offering expenses incurred on our behalf in connection with our primary offering (other than selling commissions and the dealer manager fee). On October 2, 2009, we entered into an Amended and Restated Advisory Management Agreement with Behringer Opportunity Advisors II. The Amended and Restated Advisory Management Agreement changes the timing in determining the reimbursement of organization and offering expenses by us during the offering and waives the reimbursement of $3.5 million of organization and offering expenses (other than selling commissions and the dealer manager fee) the advisor incurred on our behalf through December 31, 2008. We wrote off the $3.5 million of organization and offering expenses in the fourth quarter of 2009, which reduced the outstanding balance payable to affiliates and increased our additional paid-in capital. Pursuant to the Amended and Restated Advisory Management Agreement we will reimburse our advisor for organization and offering expenses (other than selling commissions and the dealer manager fee) incurred on our behalf until an aggregate of $7.5 million of such organization and offering expenses have been reimbursed to our advisor. Thereafter, we will not reimburse any such organization and offering expenses until the completion of our primary offering. Upon completion of our primary offering, we will reimburse our advisor for any additional organization and offering expenses (other than selling commissions and the dealer manager fee) incurred up to 1.5% of the gross proceeds from the completed primary offering; provided however, we will not be required to reimburse our advisor any additional amounts and our advisor will be required to reimburse us to the extent that the total amount spent by us on organization and offering expenses (other than selling commissions and the dealer manager fee) would exceed 1.5% of the gross proceeds from the completed primary offering. In connection with the Amended and Restated Advisory Management Agreement, we reimbursed $3.4 million of organization and offering expenses to Behringer Opportunity Advisors II on October 20, 2009.

        Since our inception through December 31, 2009, approximately $9.6 million of organization and offering expenses had been incurred by Behringer Opportunity Advisors II or its affiliates on our behalf. Of this amount, $5.7 million had been reimbursed by us, $3.5 million had been written off pursuant to the Amended and Restated Advisory Management Agreement (discussed above), and $0.4 million of reimbursements payable is included in payables to affiliates on our balance sheet. Of the $0.4 million of organization and offering expenses reimbursable by us through December 31, 2009, approximately $0.1 million had been expensed as organizational costs with the remainder recorded as a reduction of additional paid-in capital. Behringer Opportunity Advisors II or its affiliates determines the amount of organization and offering expenses owed based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on respective equity offering results of those entities in offering.

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

        Our advisor or its affiliates also receive an acquisition expense reimbursement in the amount of 0.25% of the funds paid for purchasing an asset, including any debt attributable to the asset, plus 0.25% of the funds budgeted for development, construction, or improvement in the case of assets that we acquire and intend to develop, construct, or improve. Our advisor or its affiliates will also receive an acquisition expense reimbursement in the amount of 0.25% of the funds advanced in respect of a loan or other investment. In addition, to the extent our advisor or its affiliates directly provide services formerly provided or usually provided by third parties, including without limitation accounting services related to the preparation of audits required by the SEC, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a prospective or completed investment the direct employee costs and burden to our advisor of providing these services will be acquisition expenses for which we will reimburse our advisor. We also pay third parties, or reimburse the advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder's fees, title insurance, premium expenses, and other closing costs. In addition, acquisition expenses for which we will reimburse our advisor, include any payments made to (i) a prospective seller of an asset, (ii) an agent of a prospective seller of an asset, or (iii) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset. Except as described above with respect to services customarily or previously provided by third parties, our advisor is responsible for paying all of the expenses it incurs associated with persons employed by the advisor to the extent dedicated to making investments for us, such as wages and benefits of the investment personnel. Our advisor or its affiliates are also responsible for paying all of the investment-related expenses that we or our advisor or its affiliates incur that are due to third parties or related to the additional services provided by our advisor as described above with respect to investments we do not make other than certain non-refundable payments made in connection with any acquisition. For the years ended December 31, 2009 and 2008, we incurred $0.9 million and $0.8 million in acquisition and advisory fees, respectively. We incurred $0.1 million for in acquisition expense reimbursements for both of the years ended December 31, 2009 and 2008.

        We pay our advisor or its affiliates a debt financing fee of 1% of the amount available under any loan or line of credit made available to us. It is anticipated that our advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. We did not incur any debt financing fees for year ended December 31, 2009 or the period from January 9, 2007 (date of inception) through December 31, 2007. For the year ended December 31, 2008, we incurred debt financing fees of $0.2 million.

        We pay our advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties. We incurred no such fees for the years ended December 31, 2009 or 2008.

        We pay our property manager and affiliate of our advisor, Behringer Harvard Opportunity II Management Services, LLC ("BHO II Management"), or its affiliates, fees for the management, leasing, and construction supervision of our properties. Property management fees are 4.5% of the gross revenues of the properties managed by BHO II Management or its affiliates plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property. In the event that we contract directly with a third-party property manager in respect of a property, BHO II Management or its affiliates receives an oversight fee equal to 0.5% of the gross revenues of the property managed. In no event will BHO II Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property. In the event we own a property through a joint venture that does not pay BHO II Management directly for its services, we will pay BHO II Management a management fee or oversight fee, as applicable, based only on an economic interest in the property. We incurred and expensed property management fees or oversight fees to BHO II Management of $0.1 million for the year ended December 31, 2009. We incurred no such fees for the year ended December 31, 2008.

        We pay our advisor or its affiliates a monthly asset management fee of one-twelfth of 1.0% of the sum of the higher of the cost or value of each asset. For the years ended December 31, 2009 and 2008, we expensed $0.5 million and $0.1 million, respectively, of asset management fees.

        We reimburse our advisor or its affiliates for all expenses paid or incurred by the advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2% of our average invested assets, or (B) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period. Notwithstanding the above, we may reimburse the advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the years ended December 31, 2009 and 2008, we incurred and expensed such costs for administrative services totaling $0.5 million and $0.1 million, respectively.

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

        On November 30, 2009, we purchased, from an unaffiliated third party, a 9.99% limited partnership interest in a multifamily property in Killeen, Texas for $0.5 million ("Stone Creek"). The unaffiliated third party retained a 0.01% general partner interest with the remaining 90% limited partner interest held by Behringer Harvard Strategic Opportunity Fund I LP, an investment program sponsored by Behringer Harvard Holdings.

Independence

        Although our shares are not listed for trading on any national securities exchange and therefore our board of directors is not subject to the independence requirements of the NYSE or any other national securities exchange, our board has evaluated whether our directors are "independent" as defined by the NYSE. The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us).

        Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and Behringer Harvard Opportunity REIT I, our senior management and our independent registered public accounting firm, the board has determined that the majority of the members of our board, and each member of our audit committee, compensation committee and nominating committee, is "independent" as defined by the NYSE.

Item 14.    Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm

        Deloitte & Touche LLP has served as our independent registered public accounting firm since January 2007. Our management believes that it is knowledgeable about our operations and accounting practices and well qualified to act as our independent registered public accounting firm.

Audit and Non-Audit Fees

        The following table presents fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche") for the years ended December 31, 2009 and 2008:

	2009	2008
Audit Fees(1)	$367,526	$205,248
Audit-Related Fees(2)	225,063	60,163
Tax Fees(3)	—	9,390
All Other Fees	—	—

Total Fees	$592,589	$274,801

(1)
Audit fees consisted of professional services performed in connection with the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q and review of our financial statements that were included in the registration statement, as amended, for our public offering of common stock.

(2)
For 2009, audit-related fees consisted of professional services performed in connection with the audit of historical financial statements for property acquisitions and Sarbanes-Oxley Section 404 advisory services. For 2008, audit-related fees consisted of professional services performed in connection with the audit of historical financial statements for property acquisitions.

(3)
Tax fees consist principally of assistance with matters related to tax compliance, tax planning and tax advice.

        Our audit committee considers the provision of these services to be compatible with maintaining the independence of Deloitte & Touche LLP.

Audit Committee's Pre-Approval Policies and Procedures

        Our audit committee must approve any fee for services to be performed by the Company's independent registered public accounting firm in advance of the service being performed. For proposed projects using the services of the Company's independent registered public accounting firm that are expected to cost under $100,000, our audit committee will be provided information to review and must approve each project prior to commencement of any work. For proposed projects using the services of the Company's independent registered public accounting firm that are expected to cost $100,000 and over, our audit committee will be provided with a detailed explanation of what is being included, and asked to approve a maximum amount for specifically identified services in each of the following categories: (1) audit fees; (2) audit-related fees; (3) tax fees; and (4) all other fees for any services allowed to be performed by the independent registered public accounting firm. If additional amounts are needed, our audit committee must approve the increased amounts prior to the previously approved maximum being reached and before the work may continue. Approval by our audit committee may be made at its regularly scheduled meetings or otherwise, including by telephonic or other electronic communications. The Company will report the status of the various types of approved services and fees, and cumulative amounts paid and owed, to our audit committee on a regular basis. Our audit committee has considered the independent registered public accounting firm's non-audit services provided to the Company and has determined that such services are compatible with maintaining its independence.

        Our audit committee approved all of the services provided by, and fees paid to, Deloitte & Touche during the years ended December 31, 2009 and 2008.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)
List of Documents Filed.

1.
Financial Statements

    The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

  2.
  Financial Statement Schedules

    Report of Independent Registered Public Accounting Firm

    Schedule II—Valuation and Qualifying Accounts and Reserves

    Schedule III—Real Estate and Accumulated Depreciation

    Schedule IV—Mortgage Loans on Real Estate

  3.
  Exhibits

    The list of exhibits filed as part of this Annual Report on Form 10-K is submitted in the Exhibit Index following the financial statements in response to Item 601 of Regulation S-K.

(b)
Exhibits.

  The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto.

(c)
Financial Statement Schedules.

  All financial statement schedules, except for Schedules II, III, and IV (see (a) 2. above), have been omitted because the required information of such schedules is not present, is not present in amounts sufficient to require a schedule, or is included in the financial statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Behringer Harvard Opportunity REIT II, Inc.
Dated: March 30, 2010	By:	/s/ ROBERT S. AISNER Robert S. Aisner Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2010	/s/ ROBERT M. BEHRINGER Robert M. Behringer Chairman of the Board of Directors
March 30, 2010	/s/ ROBERT S. AISNER Robert S. Aisner Chief Executive Officer and Director (Principal Executive Officer)
March 30, 2010	/s/ GARY S. BRESKY Gary S. Bresky Chief Financial Officer (Principal Financial Officer)
March 30, 2010	/s/ BRYAN A. SINCLAIR Bryan A. Sinclair Chief Accounting Officer (Principal Accounting Officer)
March 30, 2010	/s/ ANDREAS K. BREMER Andreas K. Bremer Director
March 30, 2010	/s/ CYNTHIA PHARR LEE Cynthia Pharr Lee Director

March 30, 2010	/s/ JEFFREY P. MAYER Jeffrey P. Mayer Director
March 30, 2010	/s/ DIANE S. DETERING-PADDISON Diane S. Detering-Paddison Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008, and for the Period from January 9, 2007 (date of inception) through December 31, 2007	F-4
Consolidated Statements of Equity for the Years Ended December 31, 2009 and 2008, and for the Period from January 9, 2007 (date of inception) through December 31, 2007.	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008, and for the Period from January 9, 2007 (date of inception) to December 31, 2007	F-6
Notes to Consolidated Financial Statements	F-7
Financial Statement Schedules
Report of Independent Registered Public Accounting Firm	F-29
Schedule II—Valuation and Qualifying Accounts and Reserves	F-30
Schedule III—Real Estate and Accumulated Depreciation	F-31
Schedule IV—Mortgage Loans on Real Estate	F-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Behringer Harvard Opportunity REIT II, Inc.,
Addison, Texas

        We have audited the accompanying consolidated balance sheets of Behringer Harvard Opportunity REIT II, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008 and the related consolidated statements of operations, equity and cash flows for the years ended December 31, 2009 and 2008 and for the period from January 9, 2007 (date of inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Behringer Harvard Opportunity REIT II, Inc. and subsidiaries at December 31, 2009 and 2008 and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008 and for the period from January 9, 2007 (date of inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 30, 2010

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2009	December 31, 2008
Assets
Real estate
Land	$9,000	$9,000
Buildings, net	25,314	25,964

Total real estate	34,314	34,964
Real estate loans receivable, net	39,712	—

Total real estate and real estate-related investments, net	74,026	34,964
Cash and cash equivalents	67,509	47,375
Accounts receivable, net	344	44
Receivable from related party	—	501
Interest receivable-real estate loans receivable	398	—
Prepaid expenses and other assets	564	662
Investment in unconsolidated joint venture	506	—
Lease intangibles, net	1,590	2,797

Total assets	$144,937	$86,343

Liabilities and Equity
Note payable	$18,500	$18,500
Accounts payable	11	—
Payables to related parties	582	5,519
Acquired below-market leases, net	1,134	2,262
Distributions payable	607	181
Accrued and other liabilities	1,504	1,059

Total liabilities	22,338	27,521
Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 14,648,698 and 7,323,180 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	1	1
Additional paid-in capital	126,815	59,987
Cumulative distributions and net loss	(6,839)	(1,166)

Total Behringer Harvard Opportunity REIT II, Inc. Stockholders' Equity	119,977	58,822
Noncontrolling interest	2,622	—

Total equity	122,599	58,822

Total liabilities and equity	$144,937	$86,343

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period from January 9, 2007 (Date of Inception) Through December 31, 2007
Revenues
Rental revenue	$5,484	$913	$—
Interest income from real estate loans receivable	891	—	—

Total revenues	6,375	913	—
Expenses:
Property operating expenses	1,381	302	—
Interest expense	1,309	—	—
Real estate taxes	646	77	—
Property management fees	172	34	—
Asset management fees	457	61	—
General and administrative	1,545	652	54
Depreciation and amortization	2,422	399	—

Total expenses	7,932	1,525	54
Interest income, net	484	363	2

Loss before equity in losses of unconsolidated joint venture	(1,073)	(249)	(52)
Equity in losses of unconsolidated joint venture	(2)	—	—

Net loss	(1,075)	(249)	(52)
Add: Net loss attributable to the noncontrolling interest	9	—	—

Net loss attributable to Behringer Harvard Opportunity REIT II, Inc.	$(1,066)	$(249)	$(52)

Weighted average shares outstanding:
Basic and diluted	10,592	2,859	22
Loss per share attributable to Behringer Harvard Opportunity REIT II, Inc.:
Basic and diluted	$(0.10)	$(0.09)	$(2.30)

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statement of Equity

(in thousands)

	Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Cumulative Distributions and Net Loss	Noncontrolling Interest	Total Equity
Balance at January 9, 2007	—	$—	—	$—	$—	$—	$—	$—
(date of inception)
Issuance of convertible stock, net	1				1			1
Issuance of common stock, net			22		200			200
Net loss						(52)		(52)

Balance at December 31, 2007	1	—	22	—	201	(52)	—	149
Issuance of convertible stock, net
Issuance of common stock, net			7,301	1	59,786			59,787
Distributions declared on common stock						(865)		(865)
Net loss						(249)		(249)

Balance at December 31, 2008	1	—	7,323	1	59,987	(1,166)	—	58,822
Issuance of common stock, net			7,408		67,574			67,574
Redemption of common stock			(82)		(746)			(746)
Distributions declared on common stock						(4,607)		(4,607)
Contributions from non-controlling interest							2,631	2,631
Net loss						(1,066)	(9)	(1,075)

Balance at December 31, 2009	1	$—	14,649	$1	$126,815	$(6,839)	$2,622	$122,599

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period from January 9, 2007 (Date of Inception) Through December 31, 2007
Cash flows from operating activities:
Net loss	$(1,075)	$(249)	$(52)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	1,297	219	—
Amortization of deferred financing fees	133	—	—
Equity in losses of unconsolidated joint venture	2	—	—
Change in accounts receivable	(299)	(44)	—
Change in interest receivable-real estate loan receivable	(398)	—	—
Change in prepaid expenses and other assets	(36)	(122)	—
Change in accounts payable	11	—	—
Change in accrued and other liabilities	445	386	54
Change in net payables to related parties	393	(236)	—
Addition of lease intangibles	(158)	(49)	—

Cash provided by (used in) operating activities	315	(95)	2

Cash flows from investing activities:
Purchases of real estate	—	(35,056)	—
Investment in unconsolidated joint venture	(508)	—	—
Investment in real estate loans receivable	(39,712)	—	—
Additions of property and equipment	(410)	—	—

Cash used in investing activities	(40,630)	(35,056)	—

Cash flows from financing activities:
Financing costs	—	(533)	—
Proceeds from notes payable	—	18,500	—
Issuance of common stock	70,757	72,315	201
Redemptions of common stock	(746)	(18)	—
Offering costs	(11,079)	(7,774)	—
Distributions	(1,114)	(167)	—
Contributions from noncontrolling interest holders	2,631	—	—

Cash provided by financing activities	60,449	82,323	201

Net change in cash and cash equivalents	20,134	47,172	203
Cash and cash equivalents at beginning of period	47,375	203	—

Cash and cash equivalents at end of period	$67,509	$47,375	$203

See Notes to Consolidated Financial Statements.

1. Business and Organization

  Business

        Behringer Harvard Opportunity REIT II, Inc. (which may be referred to as the "Company," "we," "us," or "our") was organized as a Maryland corporation on January 9, 2007 and has elected to be taxed, and currently qualifies, as a real estate investment trust ("REIT") for federal income tax purposes.

        We acquire and operate commercial real estate and real estate-related assets. In particular, we focus generally on acquiring commercial properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. In addition, given economic conditions as of December 31, 2009, our opportunistic investment strategy also includes investments in real estate-related assets that present opportunities for higher current income. Such investments may have capital gain characteristics, whether as a result of a discount purchase or related equity participations. We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties. These properties may be existing, income-producing properties, newly constructed properties, or properties under development or construction and may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multi-tenant use. Further, we may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. We also may originate or invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans, and Section 1031 tenant-in-common interests (including those issued by affiliates of our advisor), or in entities that make investments similar to the foregoing. We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. We completed our first property acquisition, an office building located in Denver, Colorado, on October 28, 2008. During 2009, we made three investments in real estate and real estate-related assets:

  •
  On August 14, 2009, we entered into an agreement to provide up to $25 million of second lien financing for the privatization of and improvements to, approximately 3,200 hotel lodging units located on ten U.S. Army installations (the "PAL Loan");

  •
  On October 2, 2009, we purchased through a joint venture, at a discount, a 90% interest in a promissory note secured by a first lien mortgage for $25.4 million plus closing costs from the Federal Deposit Insurance Corporation as Receiver for Corus Bank, N.A. The borrower is currently in default under the promissory note and the principal balance and accrued interest owed at the date of purchase was $65.8 million. The collateral for the promissory note is a 408-unit multi-family complex, Palms of Monterrey, on a 28-acre site located in Fort Myers, Florida. Subsequent to December 31, 2009, we reached an agreement with the borrower such that the borrower will no longer contest the foreclosure proceedings in exchange for $0.3 million. We expect to complete the foreclosure process and secure a fee simple interest in the property in the second quarter of 2010; and

  •
  On November 30, 2009, we purchased a 9.99% limited partnership interest in a multifamily property, Stone Creek, in Killeen, Texas for $0.5 million.

        Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware on January 12, 2007 ("Behringer Harvard Opportunity OP II"). As of December 31, 2009, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, was the sole general partner of Behringer Harvard Opportunity OP II and owned a 0.1% partnership

1. Business and Organization (Continued)

interest in Behringer Harvard Opportunity OP II. As of December 31, 2009, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of Behringer Harvard Opportunity OP II and owned the remaining 99.9% interest in Behringer Harvard Opportunity OP II.

        We are externally managed and advised by Behringer Harvard Opportunity Advisors II, LLC, a Texas limited liability company that was formed on March 16, 2010 ("Behringer Opportunity Advisors II"). Behringer Opportunity Advisors II is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf. Prior to March 16, 2010, we were advised by Behringer Harvard Opportunity Advisors II LP, which was converted into Behringer Harvard Advisors II solely to reorganize the entity as a limited liability company.

  Organization

        On February 26, 2007, we filed a Registration Statement on Form S-11 with the Securities and Exchange Commission ("SEC") to offer up to 125,000,000 shares of common stock for sale to the public (the "Offering"), of which 25,000,000 shares are being offered pursuant to our distribution reinvestment plan (the "DRP"). We reserve the right to reallocate the shares we are offering between our primary offering and the DRP. The SEC declared our Registration Statement effective on January 4, 2008, and we commenced our ongoing initial public offering on January 21, 2008.

        In connection with our initial capitalization, on January 19, 2007, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer Harvard Holdings, an affiliate of our advisor. As of December 31, 2009, we had 14,648,698 shares of common stock outstanding, which includes the 22,471 shares issued to Behringer Harvard Holdings. As of December 31, 2009, we had 1,000 shares of convertible stock issued and outstanding to Behringer Harvard Holdings.

        We commenced operations on April 1, 2008 upon satisfaction of the conditions of our escrow agreement and our acceptance of initial subscriptions of common stock. Upon admission of new stockholders, subscription proceeds are used for payment of dealer manager fees and selling commissions and may be utilized as consideration for investments and the payment or reimbursement of offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments. Through December 31, 2009, we had sold 14,710,354 shares in the Offering, including the DRP, for gross proceeds of $146.7 million.

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

2. Summary of Significant Accounting Policies

  Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include such items as purchase price allocation for real estate acquisitions, impairment of long-lived assets, depreciation and amortization, and allowance for doubtful accounts. Actual results could differ from those estimates.

2. Summary of Significant Accounting Policies (Continued)

  Principles of Consolidation and Basis of Presentation

        Our consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control. All inter-company transactions, balances, and profits have been eliminated in consolidation. Interests in entities acquired will be evaluated based on applicable GAAP, which includes the requirement to consolidate entities deemed to be variable interest entities ("VIE") in which we are the primary beneficiary. If the interest in the entity is determined not to be a VIE, then the entities will be evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement. In the Notes to Consolidated Financial Statements, all dollar and share amounts in tabulation are in thousands of dollars and shares, respectively, unless otherwise noted.

        There are judgments and estimates involved in determining if an entity in which we have made an investment is a VIE and if so, whether we are the primary beneficiary. The entity is evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity. Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility, and using a discount rate to determine the net present value of those future losses. A change in the judgments, assumptions, and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment using the equity method that should in fact be consolidated, the effects of which could be material to our financial statements. We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements.

        To conform to the 2009 presentation, which presents deferred financing fees, net as a component of prepaid expenses and other assets on our consolidated balance sheets, we reclassified $0.5 million of net deferred financing fees to prepaid expenses and other assets for the year ended December 31, 2008. This amount was previously reported separately as deferred financing fees, net on our consolidated balance sheet.

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

2. Summary of Significant Accounting Policies (Continued)

        The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land and buildings. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management's estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of the commercial office building is depreciated over the estimated useful life of 25 years using the straight-line method.

        We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management's estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any fixed rate renewal option for below-market leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the above determined lease term.

        The total value of identified real estate intangible assets acquired is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with that respective tenant. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces, considering current market conditions. In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance and other operating expenses, as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred had the leases not been in place, including tenant improvements and commissions. The estimates of the fair value of tenant relationships also include costs to execute similar leases, including leasing commissions, legal costs and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

        We amortize the value of in-place leases to expense over the term of the respective leases. The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles is charged to expense. As of December 31, 2009, the estimated remaining useful life for acquired lease intangibles was approximately 1 year.

        Anticipated amortization expense associated with the acquired lease intangibles for each of the following five years ended December 31 is as follows:

Year	Lease Intangibles
2010	$228
2011	38
2012	—
2013	—
2014	—

2. Summary of Significant Accounting Policies (Continued)

        Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

2009	Buildings and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost	$26,548	$2,787	$(2,143)
Less: depreciation and amortization	(1,234)	(1,197)	1,009

Net	$25,314	$1,590	$(1,134)

2008	Buildings and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost	$26,138	$3,021	$(2,441)
Less: depreciation and amortization	(174)	(224)	179

Net	$25,964	$2,797	$(2,262)

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

        In addition, we evaluate our investments in real estate loans receivable each reporting date and if it is probable we will not collect all principal and interest in accordance with the terms of the loan, we will record an impairment charge based on these evaluations. While we believe it is currently probable we will collect all scheduled principal and interest with respect to the PAL Loan, current market conditions with respect to credit availability and with respect to real estate market fundamentals create a significant amount of uncertainty. Given this, any future adverse development in market conditions may cause us to re-evaluate our conclusions, and could result in material impairment charges with respect to the PAL Loan.

        We have initiated foreclosure proceedings against the Palms of Monterrey borrower in order to secure a fee simple interest in the property. We expect the foreclosure process to be complete in the second quarter of 2010. We believe that the fair value of the underlying collateral exceeds the carrying value of the Palms of Monterrey note receivable at December 31, 2009. Accordingly, we have not

2. Summary of Significant Accounting Policies (Continued)

recorded any impairment charge against the Palms of Monterrey note receivable for the year ended December 31, 2009.

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

        We believe the carrying value of our operating real estate and loan investments is currently recoverable. Accordingly, there were no impairment charges for the years ended December 31, 2009 or 2008. However, if market conditions worsen beyond our current expectations, or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments. Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

  Revenue Recognition

        We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. Straight-line rental revenue of $0.2 million and less than $0.1 million was recognized in rental revenues for the years ended December 31, 2009 and 2008, respectively. Below market lease amortization of $1.1 million and $0.2 million was recognized in rental revenues for the years ended December 31, 2009 and 2008, respectively.

        We recognize interest income from real estate loans receivable on an accrual basis over the life of the loan using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, are amortized over the life of the loan as an adjustment to interest income. We will stop accruing interest on loans when there is concern as to the ultimate collection of principal or interest of the loan. In the event that we stop accruing interest on a loan, we will generally not recognize subsequent interest income until cash is received or we make the decision to restart interest accrual on the loan.

  Accounts Receivable

        Accounts receivable primarily consist of straight-line rental revenue receivables of $0.2 million and less than $0.1 million as of December 31, 2009 and December 31, 2008, respectively, and receivables from our tenants related to 1875 Lawrence, a multi-tenant office building located in Denver, Colorado ("1875 Lawrence").

  Prepaid Expenses and Other Assets

        Prepaid expenses and other assets include prepaid directors' and officers' insurance, as well as prepaid insurance of our consolidated property.

  Deferred Financing Fees

        Deferred financing fees are recorded at cost and are amortized to interest expense of our note payable using a straight-line method that approximates the effective interest method over the life of the related debt. Accumulated amortization of deferred financing fees was $0.1 million for the year ended

2. Summary of Significant Accounting Policies (Continued)

December 31, 2009. We did not have any accumulated amortization of deferred financing fees for the years ended December 31, 2008.

  Organization and Offering Expenses

        We reimburse our advisor or its affiliates for any organization and offering expenses incurred on our behalf in connection with the primary offering (other than selling commissions and the dealer manager fee). Through December 31, 2009 we did not reimburse expenses that caused our total organization and offering expenses (other than selling commissions and the dealer manager fee) related to our primary offering to exceed 1.5% of gross offering proceeds from the primary offering as of the date of reimbursement. At each balance sheet date, we estimated the total gross public offering proceeds expected to be received under the Offering and recognized the amount of organization and offering reimbursement. We recorded the amount of reimbursement at the lower of (a) 1.5% of the estimated gross public offering proceeds, or (b) the actual organization and offering costs incurred by our advisor or its affiliates. Effective October 2, 2009, we changed the timing in determining the limit on the amount of the reimbursement of organization and offering expenses (other than selling commissions and the dealer manager fee) as described in Note 10.

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

  Income Taxes

        We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and have qualified as a REIT since the year ended December 31, 2008. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax at the corporate level. We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code and intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.

        We have reviewed our tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We believe it is more likely than not that the tax positions taken relative to our status as a REIT will be sustained in any tax examination.

2. Summary of Significant Accounting Policies (Continued)

  Stock-Based Compensation

        We have adopted a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates. We have not issued any stock-based awards under the plan as of December 31, 2009.

  Concentration of Credit Risk

        At December 31, 2009 and 2008, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

  Earnings per Share

        Earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during each period. The weighted average shares outstanding used to calculate both basic and diluted loss per share were the same for the years ended December 31, 2009 and 2008 and for the period from January 9, 2007 (date of inception) through December 31, 2007 as there were no stock-based awards outstanding.

  Noncontrolling Interest

        Noncontrolling interest represents the noncontrolling ownership interest's proportionate share of the equity in our consolidated real estate investment. At December 31, 2009, noncontrolling interest consists of the 10% unaffiliated partners' share in the Palms of Monterrey real estate loan receivable. Income and losses are allocated to noncontrolling interest holders based on their ownership percentage.

  Reportable Segments

        GAAP establishes standards for reporting financial and descriptive information about an enterprise's reportable segments. We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate assets. Our chief operating decision maker evaluates operating performance on an individual property level. Therefore, our properties are aggregated into one reportable segment.

3. New Accounting Pronouncements

        In February 2008, the Financial Accounting Standards Board ("FASB") delayed the effective date of applying updated accounting guidance in regards to nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until the fiscal year beginning after November 1, 2008. We adopted the updated accounting guidance effective January 1, 2009, and this adoption is expected to enhance our future disclosures regarding how we develop fair value estimates related to non-financial assets and liabilities in our financial statements.

3. New Accounting Pronouncements (Continued)

        In December 2007, the FASB issued updated accounting guidance on business combinations. The updated guidance retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination. This Statement is broader in scope than the original guidance, which applied only to business combinations in which control was obtained by transferring consideration. The updated guidance applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses. This Statement also makes certain other modifications, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred. This statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The acquisition of real estate property has been determined to meet the definition of a business combination as defined in the updated guidance. Therefore, effective January 1, 2009, we no longer capitalize acquisition related costs for future acquisitions of real estate properties, but expense such costs as incurred.

        In February 2007, the FASB issued updated guidance regarding the fair value option for financial assets and financial liabilities. The fair value option established by the new guidance permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. We adopted this standard effective January 1, 2008 but have not elected the fair value measurement option for any financial assets or liabilities at the present time; however, we may elect to measure future eligible financial assets or liabilities at fair value.

        In March 2008, the FASB issued updated guidance for disclosures about derivative instruments and hedging activities. The updated accounting guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Our adoption of the updated accounting guidance affected disclosures only and had no impact on our financial position or results of operations.

        In December 2007, the FASB issued authoritative guidance on noncontrolling interests. This guidance clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this guidance requires consolidated net income to be reported, on the face of the consolidated statement of operations, at amounts that include the amounts attributable to both the parent and the noncontrolling interest. We adopted this guidance on January 1, 2009.

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

3. New Accounting Pronouncements (Continued)

        In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. It also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity's status as a variable interest entity, a company's power over a variable interest entity, or a company's obligation to absorb losses or its rights to receive benefits of an entity must be disregarded. The guidance is applicable for annual periods after November 15, 2009 and interim periods thereafter. The implementation of this guidance on January 1, 2010 did not have a material impact on our consolidated financial statements.

        Further, the new accounting standard related to the consolidation of variable interest entities requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a variable interest entity. Additionally, it requires enhanced disclosures about an enterprise's involvement with variable interest entities and any significant change in risk exposure due to that involvement, as well as how significant its involvement with the variable interest entity impacts the enterprise's financial statements. Finally, an enterprise is required to disclose significant judgments and assumptions used to determine whether or not to consolidate a variable interest entity. The adoption of this accounting standard did not change any of our previous conclusions regarding our variable interest entities and thus did not have an effect on our financial position, results of operations, or liquidity.

4. Real Estate and Real Estate Investments

        As of December 31, 2009, we consolidated three real estate assets. In addition, we have a noncontrolling, unconsolidated ownership interest in one real estate asset that we account for using the equity method. The following table presents certain information about our consolidated properties as of December 31, 2009:

Property Name	Location	Approximate Rentable Square Footage (unaudited)	Description	Ownership Interest
1875 Lawrence	Denver, CO	185,000	15-story office building	100%
PAL Loan	(1)	n/a	redevelopment property	Lender
Palms of Monterrey	Fort Myers, FL	n/a	multifamily	Lender

(1)
Hotel lodging units located on U.S. Army installations at Fort Hood, Texas; Fort Leavenworth, Kansas; Fort Myer, Virginia; Fort Polk, Louisiana; Fort Riley, Kansas; Fort Rucker, Alabama; Fort Sam Houston, Texas; Tripler Army Medical Center and Fort Shafter, Hawaii; Fort Sill, Oklahoma; and Yuma Proving Ground, Arizona.

4. Real Estate and Real Estate Investments (Continued)

  Investment in Unconsolidated Joint Venture

        The following table presents certain information about our unconsolidated investment as of December 31, 2009. We had no unconsolidated joint ventures for the year ended December 31, 2008.

Property Name	Ownership Interest	Carrying Value of the Investment at December 31, 2009
Stone Creek	9.99%	$506

        Our investment in an unconsolidated joint venture as of December 31, 2009 consisted of our proportionate share of the combined assets and liabilities of our investment property as follows:

As of December 31, 2009
Real estate assets, net	$13,886
Cash and cash equivalents	641
Other assets	46

Total assets	$14,573

Notes payable	$12,917
Other liabilities	151

Total liabilities	13,068
Equity	1,505

Total liabilities and equity	$14,573

        Our equity in losses from this investment is our proportionate share of the combined loss of our unconsolidated joint venture for the year ended December 31, 2009. We had no unconsolidated joint ventures for the year ended December 31, 2008 or for the period from January 9, 2007 (date of inception) through December 31, 2007.

For the Year Ended December 31, 2009
Revenue	$225
Operating expenses:
Operating expenses	66
Property taxes	17

Total operating expenses	83

Operating income	142
Non-operating expenses:
Depreciation and amortization	78
Interest and other, net	82

Total non-operating expenses	160

Net loss	$(18)

Company's share of net loss	$(2)

4. Real Estate and Real Estate Investments (Continued)

  Real Estate Acquisitions and Investments—2009

  PAL Loan

        On August 14, 2009, we entered into a loan agreement with an unaffiliated third party to provide up to $25 million of second lien financing for the privatization of, and improvements to, approximately 3,200 hotel lodging units on ten U.S. Army installations.

        The PAL Loan will be used to finance costs related to the construction, revitalization, renovation, and development of improvements of hotel lodging units located on U.S. Army installations at Fort Hood, Texas; Fort Leavenworth, Kansas; Fort Myer, Virginia; Fort Polk, Louisiana; Fort Riley, Kansas; Fort Rucker, Alabama; Fort Sam Houston, Texas; Tripler Army Medical Center and Fort Shafter, Hawaii; Fort Sill, Oklahoma; and Yuma Proving Ground, Arizona, through the U.S. Army's Privatization of Army Lodging ("PAL") program.

        The aggregate principal amount available under the loan agreement is $25 million, of which approximately $12.8 million was outstanding as of December 31, 2009 and is included in real estate loans receivable on the Consolidated Balance Sheet at December 31, 2009. Future advances may be made not more frequently than monthly in accordance with the terms and conditions of the loan agreement. Proceeds of our ongoing public offering were used to fund the PAL Loan. The PAL Loan accrues interest at 18% per annum and matures on September 1, 2016. The PAL Loan is payable as follows:

  •
  Monthly payments of interest only calculated at the rate of 10% per annum (the "Minimum Monthly Payment") are required beginning on October 1, 2009 through September 1, 2011;

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

  Palms of Monterrey

        On October 2, 2009, we purchased through a joint venture, at a discount, a 90% interest in a promissory note secured by a first lien mortgage for $25.4 million plus capitalized closing costs from the Federal Deposit Insurance Corporation as Receiver for Corus Bank, N.A. Proceeds of our ongoing

4. Real Estate and Real Estate Investments (Continued)

public offering were used to fund the Palms of Monterrey purchase. The borrower is currently in default under the promissory note and the principal balance and accrued interest owed at the date of purchase was $65.8 million. The collateral for the promissory note is a 408-unit multi-family complex, Palms of Monterrey, on a 28-acre site located in Fort Myers, Florida. Subsequent to December 31, 2009, we reached an agreement with the borrower such that the borrower will no longer contest the foreclosure proceedings in exchange for $0.3 million. We expect to complete the foreclosure process and secure a fee simple interest in the property during the first half of 2010. Until the foreclosure process is complete, we will recognize interest income on the defaulted note when cash is received. At December 31, 2009, the balance for this real estate loan receivable was $27.1 million.

  Stone Creek

        On November 30, 2009, we purchased, from an unaffiliated third party, a 9.99% limited partnership interest in a multifamily property in Killeen, Texas for $0.5 million ("Stone Creek"). The unaffiliated third party retained a 0.01% general partner interest with the remaining 90% limited partner interest held by Behringer Harvard Strategic Opportunity Fund I LP, an investment program sponsored by Behringer Harvard Holdings. Stone Creek is a 300 unit multifamily property built in 1997. We will account for this property under the equity method of accounting. Proceeds from our ongoing public offering were used to fund the purchase of our interest in Stone Creek.

  Real Estate Acquisitions and Investments—2008

        On October 28, 2008, we acquired a multi-tenant office building, 1875 Lawrence. 1875 Lawrence is a 15-story office building containing approximately 185,000 rentable square feet (unaudited), located on approximately half an acre of land. The total contract purchase price for 1875 Lawrence, exclusive of closing costs, was $34.5 million.

5. Variable Interest Entities

  PAL Loan

        On August 14, 2009, we entered into a loan agreement with an unaffiliated third party (borrower) to provide up to $25 million of second lien financing for the privatization of, and improvements to, approximately 3,200 hotel lodging units on ten U.S. Army installations, the PAL Loan. As of December 31, 2009, $12.8 million of the aggregate $25 million available under the loan agreement was outstanding and is included in real estate loans receivable on the Consolidated Balance Sheet at December 31, 2009. Based on our evaluation, we have determined that the unaffiliated third-party entity meets the criteria of a variable interest entity under GAAP but that we are not the primary beneficiary. Accordingly, we do not consolidate the unaffiliated third-party entity. At December 31, 2009, there was approximately $44.3 million of assets related to the unaffiliated third-party entity.

  Stone Creek

        In November 2009, we acquired a 9.99% limited partnership interest in a multifamily property, Stone Creek, in Killeen, Texas for $0.5 million. Based on our evaluation, we have determined that the entity meets the criteria of a variable interest entity under GAAP but that we are not the primary beneficiary. Accordingly, we do not consolidate the Stone Creek entity and instead account for it under the equity method of accounting. At December 31, 2009, there was approximately $13.9 million of real estate assets related to Stone Creek.

6. Real Estate Loans Receivable

        As of December 31, 2009, we had invested in two real estate loans receivable.

Loan Name	Date Acquired	Property Type	Book Value as of 12/31/2009	Annual Effective Interest Rate		Maturity Date
PAL Loan	8/14/2009	Hospitality	$12,634	18%		9/1/2016
Palms of Monterrey	10/2/2009	Multifamily	27,078		(1)		(1)

			$39,712

(1)
We acquired the loan in default with the intent to foreclose on the borrower and secure a fee simple interest in the underlying collateral. Because we have no reasonable expectation about the timing and amount of cash flows expected to be collected, while the loan remains in default, we are recognizing interest income only to the extent of cash received.

        During the year ended December 31, 2009, we earned $0.9 million in interest income from our real estate loans receivable, all related to the PAL Loan. Subsequent to December 31, 2009, we received $0.7 million related to the Palms of Monterrey real estate loan receivable, which was recognized as interest income in the period received.

7. Note Payable

        The following table sets forth our note payable on 1875 Lawrence as of December 31, 2009 and 2008.

	December 31,
			Interest Rate	Maturity Date
Description	2009	2008
1875 Lawrence	$18,500	$18,500	30-day LIBOR + 2.5%(1)	12/31/12

(1)
30-day LIBOR was 0.231% at December 31, 2009. The loan has a minimum interest rate of 6.25%.

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

        Commencing with the first calendar month following the date of the loan and continuing through the first 24 months, monthly payments of accrued unpaid interest are required. Commencing on the twenty-fifth calendar month from the date of the loan and continuing until the maturity date, monthly payments of principal and interest are due and payable with principal calculated using an amortization term of 25 years, with the unpaid principal balance and all accrued unpaid interest being due and payable on the maturity date.

        The loan is secured by a first mortgage lien on the assets of 1875 Lawrence including the land, fixtures, improvements, contracts, leases, rents, and reserves.

7. Note Payable (Continued)

        We are subject to customary affirmative, negative, and financial covenants, representations, warranties and borrowing conditions, all as set forth in the loan agreement.

        The following table summarizes our contractual obligations for principal payments as of December 31, 2009:

Year	Amount Due
2011	$293
2012	18,207

$18,500

8. Leasing Activity

        Future minimum base rental payments due to us under non-cancelable leases in effect as of December 31, 2009 for 1875 Lawrence are as follows:

Year	Minimum Rental Payments
2010	$3,202
2011	1,957
2012	1,415
2013	699
2014	225
Thereafter	—

Total	$7,498

        As of December 31, 2009, one of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated property, 1875 Lawrence. Policy Studies, Inc., a tenant in the healthcare consulting services industry, accounted for rental revenue of approximately $0.8 million, or approximately 15%, of our aggregate rental revenues for the year ended December 31, 2009. Policy Studies, Inc. has exercised its termination option and plans to vacate the building on or before August 31, 2010.

9. Stockholders' Equity

  Capitalization

        As of December 31, 2009, our authorized capital was 350,000,000 shares of common stock, 50,000,000 shares of preferred stock and 1,000 shares of convertible stock. All shares of such stock have a par value of $.0001 per share. As of December 31, 2009, we had 14,648,698 shares of our common stock issued and outstanding, 1,000 shares of convertible stock issued and outstanding, and no shares of preferred stock issued and outstanding.

        The shares of convertible stock will be converted into shares of common stock automatically if (1) we have made total distributions on then outstanding shares of our common stock equal to the issue price of those shares plus a 10% cumulative, non-compounded, annual return on the issue price of those outstanding shares, or (2) we list our common stock for trading on a national securities exchange if the sum of the prior distributions on then outstanding shares of the common stock plus the aggregate market value of the common stock (based on the 30-day average closing price) meets the

9. Stockholders' Equity (Continued)

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

  Share Redemption Program

        Our board of directors has adopted a share redemption program that permits our stockholders to sell their shares to us after they have held them for at least one year, subject to significant conditions and limitations. The purchase price for the redeemed shares is set forth in the Amended and Restated Share Redemption Program. Subject to certain limitations, we will waive the one-year holding requirement for redemptions sought upon a stockholder's death or qualifying disability or redemptions sought upon a stockholder's confinement to a long-term care facility. Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of other exigent circumstances affecting a stockholder such as bankruptcy or a mandatory distribution requirement under the stockholder's IRA, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) otherwise amend the terms for the share redemption program. Under the terms of the program, the cash available for redemption on any particular date will generally be limited to the proceeds from the DRP during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period, plus, if we had positive operating cash flow during such preceding four fiscal quarters, 1% of all operating cash flow during such preceding four fiscal quarters. In addition, we will not redeem in excess of 5% of the weighted-average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. We redeemed 82,096 shares of common stock for approximately $0.7 million during the year ended December 31, 2009.

  Distributions

        We initiated the payment of monthly distributions in April 2008 in the amount of a 3% annualized rate of return, based on an investment in our common stock of $10.00 per share and calculated on a daily record basis of $0.0008219 per share. The annualized rate of return was raised to 5% effective June 1, 2009, calculated on a daily record basis of $0.0013699 per share. A portion of each distribution is expected to constitute a return of capital for tax purposes. Pursuant to the DRP, stockholders may elect to reinvest any cash distribution in additional shares of common stock. We record all distributions when declared, except that the stock issued through the DRP is recorded when the shares are actually issued. Distributions declared and payable as of December 31, 2009 were $0.6 million, which included

9. Stockholders' Equity (Continued)

$0.2 million of cash distributions payable. Distributions declared and payable as of December 31, 2008 were $0.2 million, which included less than $0.1 million of cash.

        The following are the distributions declared by quarter for the years ended December 31, 2009 and 2008.

2009	Cash	DRP	Total	Per Share
4th Quarter	$474	$1,229	$1,703	$0.126
3rd Quarter	392	1,045	1,437	0.126
2nd Quarter	227	654	881	0.091
1st Quarter	147	439	586	0.074

Total	$1,240	$3,367	$4,607	$0.417

2008	Cash	DRP	Total	Per Share
4th Quarter	$120	$374	$494	$0.076
3rd Quarter	75	222	297	0.076
2nd Quarter	17	57	74	0.075
1st Quarter	—	—	—	—

Total	$212	$653	$865	$0.227

        On December 16, 2009, the Company's board of directors declared distributions payable to the stockholders of record each day during the months of January, February, and March 2010. On March 26, 2010, the Company's board of directors declared distributions payable to stockholders of record each day during the months of April, May, and June 2010. Distributions payable to each stockholder of record will be paid on or before the 16th day of the following month.

10. Related Party Transactions

        Our advisor and certain of its affiliates will receive fees and compensation in connection with the Offering, and in connection with the acquisition, management, and sale of our assets.

        Behringer Securities LP ("Behringer Securities"), the dealer-manager and an affiliate of our advisor, receives commissions of up to 7% of gross offering proceeds. Behringer Securities reallows 100% of selling commissions earned to participating broker-dealers. In addition, we pay Behringer Securities a dealer manager fee of up to 2.5% of gross offering proceeds. Pursuant to separately negotiated agreements, Behringer Securities may reallow a portion of its dealer manager fee in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in the Offering; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts and no more than 0.5% of gross offering proceeds for out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties. Further, in special cases pursuant to separately negotiated agreements and subject to applicable limitations imposed by the Financial Industry Regulatory Authority, Behringer Securities may use a portion of its dealer manager fee to reimburse certain broker-dealers participating in the Offering for technology costs and expenses associated with the Offering and costs and expenses associated with the facilitation of the marketing and ownership of our shares by such broker-dealers' customers. No selling commissions or dealer manager fee will be paid for sales under the DRP. For both of the years ended December 31, 2009 and 2008, Behringer Securities earned selling commissions and dealer manager fees

10. Related Party Transactions (Continued)

of $4.9 million and $1.8 million, respectively, which were recorded as a reduction to additional paid-in capital.

        We reimburse Behringer Opportunity Advisors II or its affiliates for any organization and offering expenses incurred on our behalf in connection with our primary offering (other than selling commissions and the dealer manager fee). On October 2, 2009, we entered into an Amended and Restated Advisory Management Agreement with Behringer Opportunity Advisors II. The Amended and Restated Advisory Management Agreement changes the timing in determining the reimbursement of organization and offering expenses by us during the offering and waives the reimbursement of $3.5 million of organization and offering expenses (other than selling commissions and the dealer manager fee) the advisor incurred on our behalf through December 31, 2008. We wrote off the $3.5 million of organization and offering expenses in the fourth quarter of 2009 which reduced the outstanding balance payable to affiliates, which increased our additional paid-in capital. Pursuant to the Amended and Restated Advisory Management Agreement we will reimburse our advisor for organization and offering expenses (other than selling commissions and the dealer manager fee) incurred on our behalf until an aggregate of $7.5 million of such organization and offering expenses have been reimbursed to our advisor. Thereafter, we will not reimburse any such organization and offering expenses until the completion of our primary offering. Upon completion of our primary offering, we will reimburse our advisor for any additional organization and offering expenses (other than selling commissions and the dealer manager fee) incurred up to 1.5% of the gross proceeds from the completed primary offering; provided however, we will not be required to reimburse our advisor any additional amounts and our advisor will be required to reimburse us to the extent that the total amount spent by us on organization and offering expenses (other than selling commissions and the dealer manager fee) would exceed 1.5% of the gross proceeds from the completed primary offering. In connection with the Amended and Restated Advisory Management Agreement, we reimbursed $3.4 million of organization and offering expenses to Behringer Opportunity Advisors II on October 20, 2009.

        Since our inception through December 31, 2009, approximately $9.6 million of organization and offering expenses had been incurred by Behringer Opportunity Advisors II or its affiliates on our behalf. Of this amount, $5.7 million had been reimbursed by us, $3.5 million had been written off per the Amended and Restated Advisory Management Agreement (discussed above), and $0.4 million of reimbursements payable is included in payables to affiliates on our balance sheet. Of the $0.4 million of organization and offering expenses reimbursable by us through December 31, 2009, approximately $0.1 million had been expensed as organizational costs with the remainder recorded as a reduction of additional paid-in capital. Behringer Opportunity Advisors II or its affiliates determines the amount of organization and offering expenses owed based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on respective equity offering results of those entities in offering.

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

        Our advisor or its affiliates also receive an acquisition expense reimbursement in the amount of 0.25% of the funds paid for purchasing an asset, including any debt attributable to the asset, plus 0.25% of the funds budgeted for development, construction, or improvement in the case of assets that we acquire and intend to develop, construct, or improve. Our advisor or its affiliates will also receive

10. Related Party Transactions (Continued)

an acquisition expense reimbursement in the amount of 0.25% of the funds advanced in respect of a loan or other investment. In addition, to the extent our advisor or its affiliates directly provide services formerly provided or usually provided by third parties, including without limitation accounting services related to the preparation of audits required by the SEC, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a prospective or completed investment the direct employee costs and burden to our advisor of providing these services will be acquisition expenses for which we will reimburse our advisor. We also pay third parties, or reimburse the advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder's fees, title insurance, premium expenses, and other closing costs. In addition, acquisition expenses for which we will reimburse our advisor, include any payments made to (i) a prospective seller of an asset, (ii) an agent of a prospective seller of an asset, or (iii) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset. Except as described above with respect to services customarily or previously provided by third parties, our advisor is responsible for paying all of the expenses it incurs associated with persons employed by the advisor to the extent dedicated to making investments for us, such as wages and benefits of the investment personnel. Our advisor or its affiliates are also responsible for paying all of the investment-related expenses that we or our advisor or its affiliates incur that are due to third parties or related to the additional services provided by our advisor as described above with respect to investments we do not make other than certain non-refundable payments made in connection with any acquisition. For the years ended December 31, 2009 and 2008, we incurred $0.9 million and $0.8 million in acquisition and advisory fees, respectively. We incurred $0.1 million for in acquisition expense reimbursements for both of the years ended December 31, 2009 and 2008.

        We pay our advisor or its affiliates a debt financing fee of 1% of the amount available under any loan or line of credit made available to us. It is anticipated that our advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. We did not incur any debt financing fees for year ended December 31, 2009 or the period from January 9, 2007 (date of inception) through December 31, 2007. For the year ended December 31, 2008, we incurred debt financing fees of $0.2 million.

        We pay our advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties. We incurred no such fees for the years ended December 31, 2009 or 2008.

        We pay our property manager and affiliate of our advisor, Behringer Harvard Opportunity II Management Services, LLC ("BHO II Management"), or its affiliates, fees for the management, leasing, and construction supervision of our properties. Property management fees are 4.5% of the gross revenues of the properties managed by BHO II Management or its affiliates plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property. In the event that we contract directly with a third-party property manager in respect of a property, BHO II Management or its affiliates receives an oversight fee equal to 0.5% of the gross revenues of the property managed. In no event will BHO II Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property. In the event we own a property through a joint venture that does not pay BHO II Management directly

10. Related Party Transactions (Continued)

for its services, we will pay BHO II Management a management fee or oversight fee, as applicable, based only on an economic interest in the property. We incurred and expensed property management fees or oversight fees to BHO II Management of $0.1 million for the year ended December 31, 2009. We incurred no such fees for the year ended December 31, 2008.

        We pay our advisor or its affiliates a monthly asset management fee of one-twelfth of 1.0% of the sum of the higher of the cost or value of each asset. For the years ended December 31, 2009 and 2008, we expensed $0.5 million and $0.1 million, respectively, of asset management fees.

        We reimburse our advisor or its affiliates for all expenses paid or incurred by the advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2% of our average invested assets, or (B) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period. Notwithstanding the above, we may reimburse the advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the years ended December 31, 2009 and 2008, we incurred and expensed such costs for administrative services totaling $0.5 million and $0.1 million, respectively.

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

11. Fair Value Disclosure of Financial Instruments

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

        As of December 31, 2009 and 2008, management estimated that the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.

        As of December 31, 2009, our note payable totaled $18.5 million and consisted of one variable interest loan which we entered into on December 31, 2008. The loan has a variable interest rate with a minimum rate of 6.25%. We believe that the carrying value of this loan approximates its fair value at December 31, 2009.

        At December 31, 2009, we had two real estate loans receivable with an aggregate carrying value of $39.7 million. The PAL Loan, a fixed rate real estate loan receivable with $12.8 million outstanding under the loan as of December 31, 2009, has a maturity date of September 1, 2016 and accrues interest at 18% per annum. The borrower to Palms of Monterrey loan receivable, a loan we acquired in October 2009, remains in default and we are currently pursuing foreclosure to secure a fee simple interest in the underlying collateral. We considered the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans), and estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of

11. Fair Value Disclosure of Financial Instruments (Continued)

collateral and other credit enhancements. Accordingly, we believe the carrying value of our real estate loans receivable approximate fair value at December 31, 2009.

        The fair value estimates presented herein are based on information available to our management as of December 31, 2009 and 2008. Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

12. Supplemental Cash Flow Information

        Supplemental cash flow information is summarized below for the years ended December 31, 2009, 2008, and for the period from January 9, 2007 (date of inception) through December 31, 2007.

	2009	2008	For the Period from January 9, 2007 (Date of Inception) Through December 31, 2007
Interest paid	$1,076	$—	$—
Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$3,068	$517	$—
Accrued dividends payable	$607	$181	$—
Offering costs payable to related parties	$425	$5,254	$—

13. Quarterly Results (Unaudited)

        Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2009 and 2008. There was no net income (loss) attributable to noncontrolling interest for the year ended December 31, 2008.

	2009 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$1,325	$1,449	$1,615	$1,986
Net loss	$(541)	$(198)	$(285)	$(51)
Add: Net loss attributable to the noncontrolling interest	—	—	—	9

Net loss attributable to Behringer Harvard Opportunity REIT II, Inc.	$(541)	$(198)	$(285)	$(42)
Basic and diluted weighted average shares outstanding	7,901	9,519	11,389	13,501
Basic and diluted loss per share	$(0.07)	$(0.02)	$(0.03)	$0.00

13. Quarterly Results (Unaudited) (Continued)

	2008 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$—	$—	$—	$913
Net income (loss)	$(64)	$(175)	$87	$(97)
Add: Net income (loss) attributable to the noncontrolling interest	—	—	—	—

Net income (loss) attributable to Behringer Harvard Opportunity REIT II, Inc.	$(64)	$(175)	$87	$(97)
Basic and diluted weighted average shares outstanding	22	969	3,864	6,529
Basic and diluted income (loss) per share	$(2.86)	$(0.18)	$0.02	$(0.01)

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Behringer Harvard Opportunity REIT II, Inc.
Addison, Texas

        We have audited the consolidated financial statements of Behringer Harvard Opportunity REIT II, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and for the years ended December 31, 2009 and 2008 and the period from January 9, 2007 (date of inception) through December 31, 2007 and have issued our report thereon dated March 30, 2010; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. The consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 30, 2010

Behringer Harvard Opportunity REIT II, Inc.
Valuation and Qualifying Accounts and Reserves
Schedule II
December 31, 2009

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2009
Allowance for doubtful accounts	$—	$22	$—	$—	$22

Behringer Harvard Opportunity REIT II, Inc.
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2009

			Initial cost
Property Name	Location	Encumbrances	Land and improvements	Building and improvements	Cost capitalized subsequent to acquisition	Gross amount carried at close of period	Accumulated depreciation	Year of construction	Date acquired	Depreciable life
1875 Lawrence	Denver, CO	18,500	9,000	26,102	446	35,548	1,234	1982	10/28/2008	(1)

Totals		$18,500	$9,000	$26,102	$446	$35,548	$1,234

(1)
Buildings are 25 years

        A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Real Estate:
Balance at beginning of period	$35,138	$—
Acquisitions	—	35,138
Improvements	410	—
Cost of real estate sold	—	—

Balance at end of the period	$35,548	$35,138

Accumulated depreciation:
Balance at beginning of period	$174	$—
Depreciation expense	1,060	174
Disposals	—	—

Balance at end of the period	$1,234	$174

Behringer Harvard Opportunity REIT II, Inc.
Mortgage Loans on Real Estate
Schedule IV
December 31, 2009
($ in thousands)

Description	Interest Rate		Maturity Date	Periodic Payment Terms		Prior Liens		Face Amount of Mortgages		Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Palms of Monterrey		(1)	(1)		(1)	$—		$65,800	(1)	$27,078	$27,078	(1)
PAL Loan	18%		9/1/2016		(2)	35,000	(3)	12,634	(4)	12,634	—

						$35,000		$78,434		$39,712	$27,078

(1)
We acquired the loan in default with the intent to foreclose on the borrower and secure a fee simple interest in the underlying collateral. Because we have no reasonable expectation about the timing and amount of cash flows expected to be collected, while the loan is in default, we are only recognizing interest income only to the extent of cash received.

(2)
The PAL Loan is payable as follows: monthly payments of interest only calculated at the rate of 10% per annum (the "Minimum Monthly Payment") are required beginning on October 1, 2009 through September 1, 2011. Beginning on October 1, 2011, and ending on September 1, 2013, payments of the Minimum Monthly Payment, and (after payment of the senior indebtedness) accrued and unpaid interest to the extent of available cash flow. Beginning on October 1, 2013, and ending on August 1, 2016, payments of the Minimum Monthly Payment, and accrued and unpaid interest and principal to the extent of available cash flow. Any remaining principal amount and accrued and unpaid interest are due and payable on September 1, 2016.

(3)
We do not hold the first mortgage on this property. Accordingly, the amount of the prior lien at December 31, 2009 is estimated.

(4)
This mortgage is available for up to $25 million.

Reconciliation of the Carrying Amount of Mortgages:
Balance at beginning of 2009	$—
Additions during period:
New mortgage loans	39,712
Deductions during period:
Collections of principal	—

Balance at close of 2009	$39,712

*****

EXHIBIT INDEX

Exhibit Number		Description
3.1		Second Articles of Amendment and Restatement as amended by the First Articles of Amendment and the Second Articles of Amendment (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on November 14, 2008)
3.2	*	Amended and Restated Bylaws
3.2	(a)*	Amendment to the Amended and Restated Bylaws
4.1
Form of Subscription Agreement (included as Exhibit A to prospectus, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887)
4.2		Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to Form 10-Q filed on November 12, 2009)
4.3		Amended and Restated Automatic Purchase Plan (incorporated by reference to Exhibit 4.3 to Form 10-Q filed on November 12, 2009)
4.4		Form of Escrow Agreement (incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887)
4.5
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887)
10.1	*	Second Amended and Restated Advisory Management Agreement
10.2
Junior Loan Agreement (related to the PAL Loan) by and between Rest Easy LLC and Behringer Harvard PAL I, LLC, dated as of August 14, 2009 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 12, 2009)
10.3		Promissory Note (related to the PAL Loan) between Rest Easy LLC, and Behringer Harvard PAL I, LLC (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 12, 2009)
10.4
Intercreditor and Subordination Agreement (related to the PAL Loan) by and among Bank of America, N.A., Behringer Harvard PAL I, LLC, and Lend Lease (US) Capital, Inc., dated as of August 14, 2009 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 12, 2009)
10.5
Construction Leasehold Deed of Trust, Assignment, Security Agreement and Fixture Filing (related to the PAL Loan Fort Hood, TX property) by Rest Easy LLC, as Grantor, to and in favor of Stephen J. Hughes, as Trustee, and Behringer Harvard PAL I, LLC, as Lender, dated as of August 14, 2009 with schedule disclosing other substantially identical Deeds of Trust omitted (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on November 12, 2009)
10.6
Construction Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing (related to the PAL Loan Fort Sill, OK property) by Rest Easy LLC, as Borrower, to and in favor of Behringer Harvard PAL I, LLC, as Lender, dated as of August 14, 2009 with schedule disclosing other substantially identical Mortgages omitted (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on November 12, 2009)

Exhibit Number		Description
10.7		Limited Liability Company Agreement of 15250 Sonoma Drive, LLC dated September 9, 2009 made by, between and among Behringer Harvard Palms of Monterrey, LLC and DD-CTP, LLC, incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 8 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
10.8
Loan Documents Purchase and Sale Agreement by and between Corus Bank, N.A. and Christian Tyler Properties, LLC dated as of June 8, 2009, incorporated by reference to Exhibit 10.18 to Post-Effective Amendment No. 8 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
10.9
First Amendment to Loan Documents Purchase and Sale Agreement by and between Corus Bank, N.A. and Christian Tyler Properties, LLC dated as of July 2, 2009, incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 8 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
10.10
Second Amendment to Loan Documents Purchase and Sale Agreement by and between Corus Bank, N.A. and Christian Tyler Properties, LLC dated as of July 2, 2009, incorporated by reference to Exhibit 10.20 to Post-Effective Amendment No. 8 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
10.11
Third Amendment to Loan Documents Purchase and Sale Agreement by and between Corus Bank, N.A. and Christian Tyler Properties, LLC dated as of July 13, 2009, incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 8 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
10.12
Loan Agreement by and between BTS Monterrey Holdings LLC and Corus Bank, N.A. dated as of March 21, 2006, incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 8 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
10.13
Promissory Note made by BTS Monterrey Holdings LLC in favor of Corus Bank, N.A. dated as of March 21, 2006, incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 8 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
10.14
Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing made by BTS Monterrey Holdings LLC in favor of Corus Bank, N.A. dated as of March 21, 2006, incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 8 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
10.15
Subordination and Intercreditor Agreement by and between MTRY Funding, LLC and Corus Bank, N.A. dated as of March 21, 2006, incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 8 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
21.1	*	List of Subsidiaries,
31.1	*	Rule 13a-14(a)/15d-14(a) Certification
31.2	*	Rule 13a-14(a)/15d-14(a) Certification
32.1	*	Section 1350 Certifications**
99.1		Valuation Policy (incorporated by reference to Exhibit 99.1 to Form 10-Q filed on November 12, 2009)

Exhibit Number	Description
99.2	Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.2 to Form 10-Q filed on November 12, 2009)

*
Filed herewith

**
In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registration specifically incorporates it by reference.