Form 10-Q
period 2010-03-31
Behringer Harvard Opportunity REIT II, Inc.
filed 2010-05-14
CIK 1387061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

Commission File Number: 000-53650

Behringer Harvard Opportunity REIT II, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-8198863 (I.R.S. Employer Identification No.)

15601 Dallas Parkway, Suite 600, Addison, Texas 75001
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (866) 655-3600

None
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of April 30, 2010, Behringer Harvard Opportunity REIT II, Inc. had 18,198,314 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.
FORM 10-Q
Quarter Ended March 31, 2010

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Balance Sheets

(in thousands, except shares)

(unaudited)

	March 31, 2010	December 31, 2009
Assets
Real estate
Land	$9,000	$9,000
Buildings, net	25,290	25,314

Total real estate	34,290	34,314
Real estate loans receivable, net	39,730	39,712

Total real estate and real estate-related investments, net	74,020	74,026
Cash and cash equivalents	87,991	67,509
Accounts receivable, net	250	344
Interest receivable-real estate loans receivable	675	398
Prepaid expenses and other assets	467	564
Investment in unconsolidated joint venture	508	506
Lease intangibles, net	1,330	1,590

Total assets	$165,241	$144,937

Liabilities and Equity
Note payable	$18,500	$18,500
Accounts payable	2	11
Payables to related parties	442	582
Acquired below-market leases, net	889	1,134
Distributions payable	710	607
Accrued and other liabilities	1,712	1,504

Total liabilities	22,255	22,338
Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 17,134,274 and 14,648,698 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	2	1
Additional paid-in capital	148,480	126,815
Cumulative distributions and net loss	(8,119)	(6,839)

Total Behringer Harvard Opportunity REIT II, Inc. Equity	140,363	119,977
Noncontrolling interest	2,623	2,622

Total equity	142,986	122,599

Total liabilities and equity	$165,241	$144,937

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2010	2009
Revenues
Rental revenue	$1,312	$1,325
Interest income from real estate loans receivable	1,376	—

Total revenues	2,688	1,325
Expenses:
Property operating expenses	330	344
Interest expense	322	326
Real estate taxes	160	140
Property management fees	47	46
Asset management fees	186	86
General and administrative	430	421
Depreciation and amortization	557	603

Total expenses	2,032	1,966
Interest income, net	110	100

Income (loss) before equity in losses of unconsolidated joint venture	766	(541)
Equity in losses of unconsolidated joint venture	(7)	—

Net income (loss)	759	(541)
Add: Net income attributable to the noncontrolling interest	(72)	—

Net income (loss) attributable to Behringer Harvard Opportunity REIT II, Inc.	$687	$(541)

Weighted average shares outstanding:
Basic and diluted	15,937	7,901
Net income (loss) per share attributable to Behringer Harvard Opportunity REIT II, Inc.:
Basic and diluted	$0.04	$(0.07)

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Equity

(in thousands)

(unaudited)

	Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Cumulative Distributions and Net Income/(Loss)	Noncontrolling Interest	Total Equity
Balance at January 1, 2009	1	$—	7,323	$1	$59,987	$(1,166)	$—	$58,822
Issuance of common stock, net			1,237	—	10,803		—	10,803
Distributions declared on common stock						(586)	—	(586)
Net loss						(541)	—	(541)

Balance at March 31, 2009	1	$—	8,560	$1	$70,790	$(2,293)	$—	$68,498

Balance at January 1, 2010	1	—	14,649	$1	$126,815	$(6,839)	$2,622	$122,599
Issuance of common stock, net			2,517	1	21,950			21,951
Redemption of common stock			(32)		(285)			(285)
Distributions declared on common stock						(1,967)		(1,967)
Distributions to noncontrolling interest							(71)	(71)
Net income						687	72	759

Balance at March 31, 2010	1	$—	17,134	$2	$148,480	$(8,119)	$2,623	$142,986

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$759	$(541)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	313	334
Amortization of deferred financing fees	33	33
Amortization of deferred financing fee income	(5)	—
Equity in losses of unconsolidated joint venture	7	—
Change in accounts receivable	94	(39)
Change in interest receivable-real estate loan receivable	(277)	—
Change in prepaid expenses and other assets	66	45
Change in accounts payable	(9)	39
Change in accrued and other liabilities	208	1
Change in net payables to related parties	8	27
Addition of lease intangibles	(27)	(50)

Cash provided by (used in) operating activities	1,170	(151)

Cash flows from investing activities:
Acquisition deposits	(2)	—
Investment in unconsolidated joint venture	(9)	—
Investment in real estate loans receivable	(13)	—
Additions to buildings	(246)	(217)

Cash used in investing activities	(270)	(217)

Cash flows from financing activities:
Issuance of common stock	23,747	11,922
Redemptions of common stock	(285)	—
Offering costs	(3,278)	(1,270)
Distributions	(531)	(138)
Distributions to noncontrolling interest holders	(71)	—

Cash provided by financing activities	19,582	10,514

Net change in cash and cash equivalents	20,482	10,146
Cash and cash equivalents at beginning of period	67,509	47,375

Cash and cash equivalents at end of period	$87,991	$57,521

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

        We acquire and operate commercial real estate and real estate-related assets. In particular, we focus generally on acquiring commercial properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. In addition, given economic conditions as of March 31, 2010, our opportunistic investment strategy also includes investments in real estate-related assets that present opportunities for higher current income. Such investments may have capital gain characteristics, whether as a result of a discount purchase or related equity participations. We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties. These properties may be existing, income-producing properties, newly constructed properties, or properties under development or construction and may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multi-tenant use. Further, we may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. We also may originate or invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans, and Section 1031 tenant-in-common interests (including those issued by affiliates of our advisor), or in entities that make investments similar to the foregoing. We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. We completed our first property acquisition, an office building located in Denver, Colorado, on October 28, 2008, and, as of March 31, 2010, we have invested in four real estate and real estate-related assets.

        Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware on January 12, 2007 ("Behringer Harvard Opportunity OP II"). As of March 31, 2010, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, was the sole general partner of Behringer Harvard Opportunity OP II and owned a 0.1% partnership interest in Behringer Harvard Opportunity OP II. As of March 31, 2010, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of Behringer Harvard Opportunity OP II and owned the remaining 99.9% interest in Behringer Harvard Opportunity OP II.

        We are externally managed and advised by Behringer Harvard Opportunity Advisors II, LLC, a Texas limited liability company that was formed on March 16, 2010 ("Behringer Opportunity Advisors II") when Behringer Harvard Opportunity Advisors II LP, a Texas limited partnership formed in January 2007 was converted to a limited liability company. Behringer Opportunity Advisors II is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

1. Business and Organization (Continued)

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

        In connection with our initial capitalization, on January 19, 2007, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer Harvard Holdings, an affiliate of our advisor. As of March 31, 2010, we had 17,134,274 shares of common stock outstanding, which includes the 22,471 shares issued to Behringer Harvard Holdings. As of March 31, 2010, we had 1,000 shares of convertible stock issued and outstanding to Behringer Harvard Holdings. On April 2, 2010, Behringer Harvard Holdings transferred ownership of the convertible stock to Behringer Opportunity Advisors II.

        We commenced operations on April 1, 2008 upon satisfaction of the conditions of our escrow agreement and our acceptance of initial subscriptions of common stock. Upon admission of new stockholders, subscription proceeds are used for payment of dealer manager fees and selling commissions and may be utilized as consideration for investments and the payment or reimbursement of offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments. Through March 31, 2010, we had sold 17,227,730 shares in the Offering, including the DRP, for gross proceeds of $171.7 million.

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

2. Interim Unaudited Financial Information

        The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 30, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted from this quarterly report pursuant to the rules and regulations of the SEC.

        The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet and consolidated statement of equity as of March 31, 2010 and consolidated statements of operations and cash flows for the three months

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2. Interim Unaudited Financial Information (Continued)

ended March 31, 2010 and 2009 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to fairly present our consolidated financial position as of March 31, 2010 and December 31, 2009 and our consolidated results of operations and cash flows for the three months ended March 31, 2010 and 2009. Such adjustments are of a normal recurring nature.

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

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3. Summary of Significant Accounting Policies (Continued)

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

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3. Summary of Significant Accounting Policies (Continued)

        We amortize the value of in-place leases to expense over the term of the respective leases. The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles is charged to expense. As of March 31, 2010, the estimated remaining useful life for acquired lease intangibles was approximately one year.

        Anticipated amortization expense associated with the acquired lease intangibles as of March 31, 2010 is as follows:

Year	Lease Intangibles
April 1, 2010 - December 31, 2010	$193
2011	38
2012	—
2013	—
2014	—

        Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

As of March 31, 2010	Buildings and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost	$26,795	$2,814	$(2,143)
Less: depreciation and amortization	(1,505)	(1,484)	1,254

Net	$25,290	$1,330	$(889)

As of December 31, 2009	Buildings and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost	$26,548	$2,787	$(2,143)
Less: depreciation and amortization	(1,234)	(1,197)	1,009

Net	$25,314	$1,590	$(1,134)

  Cash and Cash Equivalents

        We consider investments in highly-liquid money market funds or investments with original maturities of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3. Summary of Significant Accounting Policies (Continued)

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

        We initiated foreclosure proceedings against the Palms of Monterrey borrower in order to secure a fee simple interest in the property. A final judgment of foreclosure was entered on March 22, 2010 and the foreclosure sale for Palms of Monterrey was held on April 27, 2010. We were the only bidder in the sale and acquired a fee simple interest in the property on May 10, 2010. We believe that the fair value of the underlying collateral exceeds the carrying value of the Palms of Monterrey note receivable at March 31, 2010. Accordingly, we have not recorded any impairment charge against the Palms of Monterrey note receivable for the three months ended March 31, 2010.

        In evaluating our investments for impairment, management may use appraisals and makes estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership, and the projected sales price of each of the properties. A future change in these estimates and assumptions could result in understating or overstating the book value of our investments, which could be material to our financial statements.

        We believe the carrying value of our operating real estate and loan investments is currently recoverable. Accordingly, there were no impairment charges for the three months ended March 31, 2010 or 2009. However, if market conditions worsen beyond our current expectations, or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments. Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3. Summary of Significant Accounting Policies (Continued)

  Revenue Recognition

        We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. Straight-line rental revenue of less than $0.1 million was recognized in rental revenues for each of the three months ended March 31, 2010 and 2009. Below market lease amortization of $0.2 million and $0.3 million was recognized in rental revenues for the three months ended March 31, 2010 and 2009, respectively.

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

  Accounts Receivable

        Accounts receivable primarily consist of straight-line rental revenue receivables of $0.2 million as of March 31, 2010 and December 31, 2009 and receivables from our tenants related to 1875 Lawrence, a multi-tenant office building located in Denver, Colorado ("1875 Lawrence").

  Prepaid Expenses and Other Assets

        Prepaid expenses and other assets include prepaid directors' and officers' insurance, as well as prepaid insurance of our consolidated property.

  Deferred Financing Fees

        Deferred financing fees are recorded at cost and are amortized to interest expense of our note payable using a straight-line method that approximates the effective interest method over the life of the related debt. Accumulated amortization of deferred financing fees was $0.2 million and $0.1 million as of March 31, 2010 and the year ended December 31, 2009, respectively.

  Organization and Offering Expenses

        We reimburse our advisor or its affiliates for any organization and offering expenses incurred on our behalf in connection with the primary offering (other than selling commissions and the dealer manager fee). Before October 2, 2009 we did not reimburse expenses that caused our total organization and offering expenses (other than selling commissions and the dealer manager fee) related to our primary offering to exceed 1.5% of gross offering proceeds from the primary offering as of the date of reimbursement. At each balance sheet date, we estimated the total gross public offering proceeds expected to be received under the Offering and recognized the amount of organization and offering reimbursement. We recorded the amount of reimbursement at the lower of (a) 1.5% of the estimated gross public offering proceeds, or (b) the actual organization and offering costs incurred by our advisor or its affiliates. Effective October 2, 2009, we changed the timing in determining the limit on the amount of the reimbursement of organization and offering expenses (other than selling commissions

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3. Summary of Significant Accounting Policies (Continued)

and the dealer manager fee). Until $7.5 million of organization and offering expenses are reimbursed, we record the actual organization and offering costs incurred by our advisor or its affiliates and reimbursed by us. See Note 11.

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

  Stock-Based Compensation

        We have adopted a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates. We have not issued any stock-based awards under the plan as of March 31, 2010.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3. Summary of Significant Accounting Policies (Continued)

  Concentration of Credit Risk

        At March 31, 2010 and December 31, 2009, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

  Earnings per Share

        Earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during each period. The weighted average shares outstanding used to calculate both basic and diluted income (loss) per share were the same for the three months ended March 31, 2010 and 2009 as there were no stock-based awards outstanding.

4. New Accounting Pronouncements

        There have been no developments to new accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, from those disclosed in our 2009 Annual Report on Form 10-K.

5. Real Estate and Real Estate Investments

        As of March 31, 2010, we consolidated three real estate assets. In addition, we have a noncontrolling, unconsolidated ownership interest in one real estate asset that we account for using the equity method. The following table presents certain information about our consolidated investments as of March 31, 2010:

Property Name	Location	Approximate Rentable Square Footage	Description	Ownership Interest
1875 Lawrence	Denver, CO	185,000	15-story office building	100%
PAL Loan	(1)	n/a	redevelopment property	Lender
Palms of Monterrey	Fort Myers, FL	n/a	multifamily	Lender

(1)
Hotel lodging units located on U.S. Army installations at Fort Hood, Texas; Fort Leavenworth, Kansas; Fort Myer, Virginia; Fort Polk, Louisiana; Fort Riley, Kansas; Fort Rucker, Alabama; Fort Sam Houston, Texas; Tripler Army Medical Center and Fort Shafter, Hawaii;Fort Sill, Oklahoma; and Yuma Proving Ground, Arizona.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

5. Real Estate and Real Estate Investments (Continued)

  Investment in Unconsolidated Joint Venture

        The following table presents certain information about our unconsolidated investment as of March 31, 2010 and December 31, 2009.

		Carrying Value of Investment
Property Name	Ownership Interest	March 31, 2010	December 31, 2009
Stone Creek	9.99%	$508	$506

        Our investment in an unconsolidated joint venture as of March 31, 2010 and December 31, 2009 consisted of our proportionate share of the combined assets and liabilities of our investment property as follows:

	March 31, 2010	December 31, 2009
Real estate assets, net	$13,651	$13,886
Cash and cash equivalents	566	641
Other assets	341	46

Total assets	$14,558	$14,573

Notes payable	$12,881	$12,917
Other liabilities	249	151

Total liabilities	13,130	13,068
Equity	1,428	1,505

Total liabilities and equity	$14,558	$14,573

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

5. Real Estate and Real Estate Investments (Continued)

        Our equity in losses from this investment is our proportionate share of the combined loss of our unconsolidated joint venture for the three months ended March 31, 2010. We had no unconsolidated joint ventures for the three months ended March 31, 2009.

Three Months Ended March 31, 2010
Revenue	$706
Operating expenses:
Operating expenses	222
Property taxes	82

Total operating expenses	304

Operating income	402
Non-operating expenses:
Depreciation and amortization	242
Interest and other, net	236

Total non-operating expenses	478

Net loss	$(76)

Company's share of net loss	$(7)

6. Variable Interest Entities

        GAAP requires the consolidation of VIEs in which an enterprise has a controlling financial interest. A controlling financial interest will have both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIEs economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

        Our variable interest in VIEs may be in the form of (1) equity ownership and/or (2) loans provided by us to a VIE, or other partner. We examine specific criteria and use judgment when determining if we are the primary beneficiary of a VIE. Factors considered in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE's executive committee, existence of unilateral kick-out rights or voting rights, level of economic disproportionality between us and the other partner(s), and contracts to purchase assets from VIEs.

  PAL Loan

        On August 14, 2009, we entered into a loan agreement with an unaffiliated third party (borrower) to provide up to $25 million of second lien financing for the privatization of, and improvements to, approximately 3,200 hotel lodging units on ten U.S. Army installations, the PAL Loan. As of March 31, 2010, $12.8 million of the aggregate $25 million available under the loan agreement was outstanding and is included in real estate loans receivable on the Consolidated Balance Sheet at March 31, 2010.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

6. Variable Interest Entities (Continued)

Based on our evaluation, we have determined that the entity meets the criteria of a variable interest entity but that we are not the primary beneficiary because we do not have the power to direct the activities that most significantly affect the entity's economic performance. The power to direct these activities resides with the general partner of the unaffiliated third party. Accordingly, we do not consolidate the unaffiliated third-party entity.

  Stone Creek

        In November 2009, we acquired a 9.99% limited partnership interest in a multifamily property, Stone Creek, in Killeen, Texas for $0.5 million. Based on our evaluation, we have determined that the entity meets the criteria of a variable interest entity under GAAP but that we are not the primary beneficiary because we do not have a significant obligation to absorb losses or significant right to receive benefits. These obligations and rights are held by the owner of the 90% interest. Accordingly, we do not consolidate the Stone Creek entity and instead account for it under the equity method of accounting.

        At March 31, 2010 and December 31, 2009, our recorded investment in VIEs that are unconsolidated and our maximum exposure to loss were as follows:

As of March 31, 2010	Investments in Unconsolidated VIEs	Our Maximum Exposure to Loss
PAL Loan(1)	$—	$25,000
Stone Creek	508	508

	$508	$25,508

As of December 31, 2009	Investments in Unconsolidated VIEs	Our Maximum Exposure to Loss
PAL Loan(1)	$—	$25,000
Stone Creek	506	506

	$506	$25,506

(1)
We have no equity interest in the PAL Loan VIE. Our maximum exposure to loss consists of the $25 million loan commitment of second lien financing.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

7. Real Estate Loans Receivable

        As of March 31, 2010 and December 31, 2009, we had invested in two real estate loans receivable.

Loan Name	Date Acquired	Property Type	Book Value as of 3/31/2010	Book Value as of 12/31/2009	Annual Effective Interest Rate	Maturity Date
PAL Loan	8/14/2009	Hospitality	$12,639	$12,634	18%	9/1/2016
Palms of Monterrey	10/2/2009	Multifamily	27,091	27,078	(1)	(1)

			$39,730	$39,712

(1)
We acquired the loan in default with the intent to foreclose on the borrower and secure a fee simple interest in the underlying collateral. Because we have no reasonable expectation about the timing and amount of cash flows expected to be collected, while the loan remains in default we are recognizing interest income only to the extent of cash received.

        During the three months ended March 31, 2010, we earned $1.4 million in interest income from our real estate loans receivable, $0.6 related to the PAL Loan. Until the foreclosure process is complete, we recognize interest income on the defaulted note when cash is received. During the three months ended March 31, 2010, we received $0.8 million related to the Palms of Monterrey real estate loan receivable, which was recognized as interest income in the period received. On January 20, 2010, we reached an agreement with the borrower under the Palms of Monterrey real estate loan receivable pursuant to which the borrower will no longer contest the foreclosure proceedings in exchange for $0.3 million. A final judgment of foreclosure was entered on March 22, 2010 and the foreclosure sale for Palms of Monterrey was held on April 27, 2010. We were the only bidder in the sale and we acquired a fee simple interest in the property on May 10, 2010.

8. Note Payable

        The following table sets forth information on our note payable on 1875 Lawrence as of March 31, 2010 and December 31, 2009.

Description	March 31, 2010	December 31, 2009	Interest Rate	Maturity Date
1875 Lawrence	$18,500	$18,500	30-day LIBOR + 2.5%(1)	12/31/12

(1)
30-day LIBOR was 0.249% at March 31, 2010. The loan has a minimum interest rate of 6.25%.

        We have unconditionally guaranteed payment of the loan for an amount not to exceed the lesser of (i) $11.75 million and (ii) 50% of the total amount advanced under the loan agreement if the aggregate amount advanced is less than $23.5 million. Due to the variable interest rate nature of this loan, we believe that this loan is stated at its fair value as of March 31, 2010.

        We are subject to customary affirmative, negative, and financial covenants, representations, warranties and borrowing conditions, all as set forth in the loan agreement. As of March 31, 2010, we believe we were in compliance with the covenants under our loan agreement.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

8. Note Payable (Continued)

        The following table summarizes our contractual obligations for principal payments as of March 31, 2010:

Year	Amount Due
2011	$293
2012	18,207

$18,500

9. Leasing Activity

        Future minimum base rental payments due to us under non-cancelable leases in effect as of March 31, 2010 for 1875 Lawrence are as follows:

Year	Minimum Rental Payments
April 1, 2010 - December 31, 2010	$2,314
2011	1,999
2012	1,458
2013	721
2014	225
Thereafter	—

Total	$6,717

        As of March 31, 2010, one of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated property, 1875 Lawrence. Policy Studies, Inc., a tenant in the healthcare consulting services industry, accounted for rental revenue of approximately $0.2 million, or approximately 15%, of our aggregate rental revenues for the three months ended March 31, 2010. Policy Studies, Inc. has exercised its termination option and plans to vacate the building on or before August 31, 2010.

10. Distributions

        We initiated the payment of monthly distributions in April 2008 in an amount equal to a 3% annualized rate of return, based on an investment in our common stock of $10.00 per share and calculated on a daily record basis of $0.0008219 per share. The annualized rate of return was raised to 5% effective June 1, 2009, calculated on a daily record basis of $0.0013699 per share. A portion of each distribution is expected to constitute a return of capital for tax purposes. Pursuant to the DRP, stockholders may elect to reinvest any cash distribution in additional shares of common stock. We record all distributions when declared, except that the stock issued through the DRP is recorded when the shares are actually issued. Distributions declared and payable as of March 31, 2010 were $0.7 million, which included $0.2 million of cash distributions payable. Distributions declared and payable as of March 31, 2009 were $0.2 million, which included $0.1 million of cash distributions payable.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

10. Distributions (Continued)

        The following are the distributions declared for the three months ended March 31, 2010 and 2009:

2010	Cash	DRP	Total	Per Share
1st Quarter	$571	$1,396	$1,967	0.123

2009	Cash	DRP	Total	Per Share
1st Quarter	$147	$439	$586	0.074

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

11. Related Party Transactions

        Our advisor and certain of its affiliates will receive fees and compensation in connection with the Offering, and in connection with the acquisition, management, and sale of our assets.

        Behringer Securities LP ("Behringer Securities"), the dealer-manager and an affiliate of our advisor, receives commissions of up to 7% of gross offering proceeds. Behringer Securities reallows 100% of selling commissions earned to participating broker-dealers. In addition, we pay Behringer Securities a dealer manager fee of up to 2.5% of gross offering proceeds. Pursuant to separately negotiated agreements, Behringer Securities may reallow a portion of its dealer manager fee in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in the Offering; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts and no more than 0.5% of gross offering proceeds for out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties. Further, in special cases pursuant to separately negotiated agreements and subject to applicable limitations imposed by the Financial Industry Regulatory Authority, Behringer Securities may use a portion of its dealer manager fee to reimburse certain broker-dealers participating in the Offering for technology costs and expenses associated with the Offering and costs and expenses associated with the facilitation of the marketing and ownership of our shares by such broker-dealers' customers. No selling commissions or dealer manager fee will be paid for sales under the DRP. For the three months ended March 31, 2010, Behringer Securities earned selling commissions and dealer manager fees of $1.6 million and $0.6 million, respectively, which were recorded as a reduction to additional paid-in capital. For the three months ended March 31, 2009, Behringer Securities earned selling commissions and dealer manager fees of $0.8 million and $0.3 million, respectively, which were recorded as a reduction to additional paid-in capital.

        We reimburse Behringer Opportunity Advisors II or its affiliates for any organization and offering expenses incurred on our behalf in connection with our primary offering (other than selling commissions and the dealer manager fee). On October 2, 2009, we entered into an Amended and

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

11. Related Party Transactions (Continued)

Restated Advisory Management Agreement with Behringer Opportunity Advisors II. The Amended and Restated Advisory Management Agreement changes the timing in determining the reimbursement of organization and offering expenses by us during the offering and waives the reimbursement of $3.5 million of organization and offering expenses (other than selling commissions and the dealer manager fee) the advisor incurred on our behalf through December 31, 2008. We wrote off the $3.5 million of organization and offering expenses in the fourth quarter of 2009 which reduced the outstanding balance payable to affiliates, and increased our additional paid-in capital. Pursuant to the Amended and Restated Advisory Management Agreement we will reimburse our advisor for organization and offering expenses (other than selling commissions and the dealer manager fee) incurred on our behalf until an aggregate of $7.5 million of such organization and offering expenses have been reimbursed to our advisor. Thereafter, we will not reimburse any such organization and offering expenses until the completion of our primary offering. Upon completion of our primary offering, we will reimburse our advisor for any additional organization and offering expenses (other than selling commissions and the dealer manager fee) incurred up to 1.5% of the gross proceeds from the completed primary offering; provided however, we will not be required to reimburse our advisor any additional amounts and our advisor will be required to reimburse us to the extent that the total amount spent by us on organization and offering expenses (other than selling commissions and the dealer manager fee) would exceed 1.5% of the gross proceeds from the completed primary offering. In connection with the Amended and Restated Advisory Management Agreement, we reimbursed $3.4 million of organization and offering expenses to Behringer Opportunity Advisors II on October 20, 2009.

        Since our inception through March 31, 2010, approximately $10.5 million of organization and offering expenses had been incurred by Behringer Opportunity Advisors II or its affiliates on our behalf. Of this amount, $6.8 million had been reimbursed by us, $3.5 million had been written off per the Amended and Restated Advisory Management Agreement (discussed above), and $0.2 million of reimbursements payable is included in payables to affiliates on our balance sheet. Of the $0.2 million of organization and offering expenses reimbursable by us through March 31, 2010, none was expensed as organizational costs. Therefore, the entire $0.2 million was recorded as a reduction of additional paid-in capital. Behringer Opportunity Advisors II or its affiliates determines the amount of organization and offering expenses owed based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on respective equity offering results of those entities in offering.

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

        Our advisor or its affiliates also receive an acquisition expense reimbursement in the amount of 0.25% of the funds paid for purchasing an asset, including any debt attributable to the asset, plus 0.25% of the funds budgeted for development, construction, or improvement in the case of assets that we acquire and intend to develop, construct, or improve. Our advisor or its affiliates will also receive an acquisition expense reimbursement in the amount of 0.25% of the funds advanced in respect of a

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

11. Related Party Transactions (Continued)

loan or other investment. In addition, to the extent our advisor or its affiliates directly provide services formerly provided or usually provided by third parties, including without limitation accounting services related to the preparation of audits required by the SEC, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a completed investment the direct employee costs and burden to our advisor of providing these services will be acquisition expenses for which we will reimburse our advisor. We also pay third parties, or reimburse the advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder's fees, title insurance, premium expenses, and other closing costs. In addition, acquisition expenses for which we will reimburse our advisor, include any payments made to (i) a prospective seller of an asset, (ii) an agent of a prospective seller of an asset, or (iii) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset. Except as described above with respect to services customarily or previously provided by third parties, our advisor is responsible for paying all of the expenses it incurs associated with persons employed by the advisor to the extent dedicated to making investments for us, such as wages and benefits of the investment personnel. Our advisor or its affiliates are also responsible for paying all of the investment-related expenses that we or our advisor or its affiliates incur that are due to third parties or related to the additional services provided by our advisor as described above with respect to investments we do not make other than certain non-refundable payments made in connection with any acquisition. For the three months ended March 31, 2010 and 2009, we incurred no acquisition and advisory fees or acquisition expense reimbursements.

        We pay our advisor or its affiliates a debt financing fee of 1% of the amount available under any loan or line of credit made available to us. It is anticipated that our advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. We did not incur any debt financing fees for the three months ended March 31, 2010 or 2009.

        We pay our advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties. We incurred no such fees for the three months ended March 31, 2010 or 2009.

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

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

11. Related Party Transactions (Continued)

In the event we own a property through a joint venture that does not pay BHO II Management directly for its services, we will pay BHO II Management a management fee or oversight fee, as applicable, based only on an economic interest in the property. We incurred and expensed property management fees or oversight fees to BHO II Management of less than $0.1 million for each of the three months ended March 31, 2010 and 2009.

        We pay our advisor or its affiliates a monthly asset management fee of one-twelfth of 1.0% of the sum of the higher of the cost or value of each asset. For the three months ended March 31, 2010 and 2009, we expensed $0.2 million and $0.1 million, respectively, of asset management fees.

        We reimburse our advisor or its affiliates for all expenses paid or incurred by the advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2% of our average invested assets, or (B) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period. Notwithstanding the above, we may reimburse the advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For each of the three months ended March 31, 2010 and 2009, we incurred and expensed such costs for administrative services totaling $0.1 million.

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

12. Supplemental Cash Flow Information

        Supplemental cash flow information is summarized below:

	Three months ended March 31,
	2010	2009
Interest paid	$289	$193
Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$1,333	$416
Accrued dividends payable	$710	$213
Offering costs payable to related parties	$262	$265

*****

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes thereto.

Forward-Looking Statements

        Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard Opportunity REIT II, Inc. and our subsidiaries (which may be referred to herein as the "Company," "we," "us" or "our"), including our ability to rent space on favorable terms, to address our debt maturities and to fund our liquidity requirements, the value of our assets, our anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our stockholders, the estimated per share value of our common stock and other matters. Words such as "may," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "would," "could," "should" and variations of these words and similar expressions are intended to identify forward-looking statements.

        These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A, "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2010 and the factors described below:

  •
  no trading market for our shares and no assurance that one will ever develop;

  •
  delays in locating suitable investments;

  •
  our ability to invest in a diverse portfolio;

  •
  investments in foreign properties susceptible to currency exchange rate fluctuations, adverse political developments, and changes in foreign laws;

  •
  market and economic challenges experienced by the U.S. and global economies or real estate industry as a whole and the local economic conditions in the markets in which our properties are located;

  •
  the availability of credit generally, and any failure to refinance or extend our debt as it comes due or a failure to satisfy the conditions and requirements of that debt;

  •
  future increases in interest rates;

  •
  our ability to raise capital in the future by issuing additional equity or debt securities, selling our assets or otherwise;

  •
  payment of distributions from sources other that cash flows from operating activities;

  •
  our obligation to pay substantial fees to our advisor and its affiliates;

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

        Forward-looking statements in this Quarterly Report on Form 10-Q reflect our management's view only as of the date of this Report, and may ultimately prove to be incorrect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

Market Outlook

        Beginning in 2008, the U.S. and global economies have experienced a significant downturn. This downturn included disruptions in the broader financial and credit markets, declining consumer confidence, and an increase in unemployment rates. These conditions have contributed to weakened market conditions. Due to the struggling U.S. and global economies, including losses in the financial and professional services industries, overall demand across most real estate sectors including office, multifamily, hospitality, and retail remains low. We believe that corresponding rental rates will also remain weak at least through the first half of 2010. The national vacancy percentage for office space increased from 14.5% in the fourth quarter of 2008 to 19.7% in the fourth quarter of 2009. Office vacancies are expected to peak at over 21% in 2010. Further, we believe that tenant defaults and bankruptcies are likely to increase in the short-term. To date, we have not experienced any significant tenant defaults resulting in the loss of material rental income.

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

        We intend to borrow money to acquire properties and make other investments. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, the maximum amount of our indebtedness shall not exceed 300% of our "net assets" (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors. In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets and will only apply once we have ceased raising capital under the Offering or any subsequent offering and invested substantially all of our capital. As a result, we expect to borrow more than 75% of the contract purchase price of each real estate asset we acquire during the early periods of our operations to the extent our board of directors determines that borrowing at these levels is prudent.

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

        At March 31, 2010, our note payable balance was $18.5 million and consisted of the note payable related to 1875 Lawrence. We have unconditionally guaranteed payment of the loan for an amount not to exceed the lesser of (i) $11.75 million and (ii) 50% of the total amount advanced under the loan agreement if the aggregate amount advanced is less than $23.5 million. At March 31, 2010, the interest rate on this note was 6.25%, and the loan matures on December 31, 2012. Our loan agreement stipulates that we comply with certain reporting and financial covenants. These covenants include, among other things, maintaining minimum debt service coverage ratios. As of March 31, 2010, we believe we were in compliance with the debt covenants under our loan agreement.

        One of our principal long-term liquidity requirements includes the repayment of maturing debt. The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of March 31, 2010. The table does not represent any extension options.

	Payments Due by Period
	April 1, 2010 - December 31, 2010	2011	2012	After 2012	Total
Principal payments—variable rate debt	$—	$293	$18,207	$—	$18,500
Interest payments—variable rate debt (based on rates in effect as of March 31, 2010)	883	1,164	1,241	—	3,288

Total	$883	$1,457	$19,448	$—	$21,788

Results of Operations

        As of March 31, 2010, we had invested in four real estate and real estate-related assets and consolidated three:

  •
  1875 Lawrence, an office building located in Denver, Colorado;

  •
  PAL Loan, a real estate loan receivable to provide up to $25 million of second lien financing for the privatization of and improvements to, approximately 3,200 hotel lodging units on ten U.S. Army installations that we purchased in order to provide interest income; and

  •
  Palms of Monterrey, a 90% interest in a promissory note secured by a first lien mortgage. The collateral for the promissory note is a 408-unit multifamily complex on a 28-acre site located in Fort Myers, Florida. On January 20, 2010, we reached an agreement with the borrower so that the borrower will not contest the foreclosure proceedings in exchange for $0.3 million. A final judgment of foreclosure was entered on March 22, 2010 and the foreclosure sale for Palms of Monterrey was held on April 27, 2010. We were the only bidder in the sale and acquired a fee simple interest in the property on May 10, 2010.

        In addition, we have noncontrolling, unconsolidated interest in an investment that is accounted for using the equity method of accounting, a 9.99% interest in a multifamily property, Stone Creek, in Killeen, Texas.

        As of March 31, 2009, we had invested in one property, 1875 Lawrence, located in Denver, Colorado.

Three months ended March 31, 2010 as compared to the three months ended March 31, 2009

	Three Months Ended March 31,		Increase (Decrease)
	2010	2009	Amount	Percent
Revenues:
Rental revenue	$1,312	$1,325	$(13)	-1%
Interest income from real estate loans receivable	1,376	—	1,376	n/a

Total revenue	$2,688	$1,325	$1,363	103%

Expenses:
Property operating expenses	$330	$344	$(14)	-4%
Interest expense	322	326	(4)	-1%
Real estate taxes	160	140	20	14%
Property management fees	47	46	1	2%
Asset management fees	186	86	100	116%
General and administrative	430	421	9	2%
Depreciation and amortization	557	603	(46)	-8%

Total expenses	$2,032	$1,966	$66	3%

        Revenues.    Revenues for the three months ended March 31, 2010 were $2.7 million and consisted of rental revenue of $1.3 million generated by our consolidated property 1875 Lawrence and interest income from our real estate loans receivable of $1.4 million, of which $0.6 was related to the PAL Loan. We also received $0.8 million related to the Palms of Monterrey real estate loan receivable, which was recognized as interest income in the period received. Revenues for the three months ended March 31, 2009 were $1.3 million and consisted of rental revenue generated by 1875 Lawrence. We expect increases in rental revenue in the future as we have completed the foreclosure of the Palms of Monterrey property and as we purchase additional real estate properties. We expect increases in interest income from real estate loans receivable as the remaining amounts available under the PAL Loan are funded in the first half of 2010.

        Property Operating Expenses.    Property operating expenses for each of the three months ended March 31, 2010 and 2009 were $0.3 million and were comprised of operating expenses for 1875 Lawrence. We expect increases in property operating expenses in the future as we purchase additional real estate properties.

        Interest Expense.    Interest expense for each of the three months ended March 31, 2010 and 2009 was $0.3 million and was comprised of interest expense related to our note payable balance of $18.5 million.

        Real Estate Taxes.    Real estate taxes for the three months ended March 31, 2010 were $0.2 million as compared to $0.1 million for the three months ended March 31, 2009 and were comprised of real estate taxes related to 1875 Lawrence. We expect increases in real estate taxes in the future as we purchase additional real estate properties.

        Property Management Fees.    Property management fees for each of the three months ended March 31, 2010 and 2009 were less than $0.1 million and were comprised of fees related to 1875 Lawrence. We expect increases in property management fees in the future as we purchase additional real estate properties.

        Asset Management Fees.    Asset management fees for the three months ended March 31, 2010 were $0.2 million and were comprised primarily of fees related to 1875 Lawrence. We also incurred asset management fees of less than $0.1 million each related to the PAL Loan, Palms of Monterrey, and Stone Creek. Asset management fees for the three months ended March 31, 2009 were $0.1 million and were comprised of fees related to 1875 Lawrence. We expect increases in asset management fees in the future as we purchase additional real estate and real estate-related investments.

        General and Administrative Expenses.    General and administrative expenses for the each of the three months ended March 31, 2010 and 2009 were $0.4 million and were comprised of auditing fees, legal fees, board of directors' fees, and other administrative expenses. We expect increases in general and administrative expenses in the future as we purchase additional real estate and real estate-related investments.

        Depreciation and Amortization Expense.    Depreciation and amortization expense for the each of the three months ended March 31, 2010 and 2009 was $0.6 million and was comprised of depreciation and amortization related to 1875 Lawrence. We expect increases in depreciation and amortization expense in the future as we purchase additional real estate properties.

Cash Flow Analysis

        Cash provided by operating activities for the three months ended March 31, 2010 was $1.2 million, and was comprised primarily of net income of $0.8 million, depreciation and amortization of $0.3 million, an increase in accrued and other liabilities of $0.2 million, a decrease in accounts receivable of $0.1 million, and a decrease in prepaid expenses and other assets of $0.1 million, offset by an increase in interest receivable-real estate loans receivable of $0.3 million. Cash used in operating activities for the three months ended March 31, 2009 was $0.2 million, and was comprised primarily of net loss of $0.5 million, offset by depreciation and amortization of $0.3 million.

        Cash used in investing activities for the three months ended March 31, 2010 and 2009 was $0.3 million and $0.2 million, respectively, and was comprised primarily of additions of property and equipment at 1875 Lawrence.

        Cash provided by financing activities for the three months ended March 31, 2010 was $19.6 million, and was comprised primarily of the issuance of common stock, net of offering costs, of approximately $20.5 million offset by distributions of $0.5 million and redemptions of common stock of $0.3 million. Cash provided by financing activities for the three months ended March 31, 2009 was $10.5 million, and was comprised of the issuance of common stock, net of offering costs, of approximately $10.7 million offset by distributions of $0.1 million.

Total Operating Expenses

        In accordance with the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association, also known as the NASAA REIT Guidelines, our charter requires that we monitor our expenses on a trailing twelve month basis. Our charter defines the following terms and requires that our Total Operating Expenses ("TOE") are deemed to be excessive if at the end of any quarter they exceed for the prior trailing twelve month period the greater of 2% of our Average Invested Assets ("AIA") or 25% of our Net Income ("NI"). For the trailing twelve months ended March 31, 2010, TOE of $2.1 million exceeded the greater of 2% of our AIA or 25% of our NI by $0.9 million. Our Board of Directors, including all of our independent directors, have reviewed this analysis and unanimously determined the excess to be justified because the Company was in its development stage through April 1, 2008 when the Company accepted its first investors under its initial public offering and did not acquire its first real estate or real estate-related asset until October 28, 2008 and did not acquire any additional assets until the third quarter of 2009, which caused the expenses it incurred in connection with its organization and as a result of being a public company for audit and legal services, director and officer liability insurance, and fees and expenses for board members in connection with service on the board and its committees to be disproportionate to the Company's AIA and its NI.

Funds from Operations and Modified Funds from Operations

        Funds from operations ("FFO") is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We use FFO, defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, subsidiaries, and noncontrolling interests as one measure to evaluate our operating performance. In addition to FFO, we use modified funds from operations ("Modified Funds from Operations" or "MFFO"), which excludes from FFO acquisition-related costs, impairment charges, and adjustments to fair value for derivatives not qualifying for hedge accounting, to further evaluate our operating performance.

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

        As explained below, management's evaluation of our operating performance excludes the items considered in the calculation of MFFO based on the following economic considerations:

  •
  Acquisition-related costs. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management's investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for these types of investments were capitalized; however beginning in 2009 acquisition costs related to business combinations are expensed. We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management's analysis of the investing and operating performance of our properties.

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

        For the three months ended March 31, 2010, MFFO per share has been impacted by the increase in net proceeds realized from the Offering. During the three months ended March 31, 2010, we sold 2.4 million shares of our common stock, increasing our outstanding shares by 17%. The proceeds from the issuance are temporarily invested in short-term cash equivalents until they can be invested in real estate and real estate-related assets. Due to lower interest rates on cash equivalent investments, interest earnings were minimal. We expect to invest these proceeds in higher earning real estate and real estate-related assets consistent with our investment policy. We believe this will add value to our stockholders over our longer term investment horizon, even if this results in less current period earnings.

        Our calculation of FFO and MFFO for the three months ended March 31, 2010 and 2009 is presented below (amounts in thousands except per share amounts):

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$759	$(541)
Net income (loss) attributable to noncontrolling interest	(72)	—
Adjustments for:
Real estate depreciation and amortization	557	603
Pro rata share of unconsolidated JV depreciation and amortization(1)	24	—

Funds from operations (FFO)	$1,268	$62

Other Adjustments:
Acquisition expenses	48	—

MFFO	$1,316	$62

GAAP weighted average shares:
Basic and diluted	15,937	7,901
MFFO per share	$0.08	$0.01

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

  •
  Straight-line rental revenue of less than $0.1 million was recognized for each of the three months ended March 31, 2010 and 2009.

  •
  Amortization of intangible lease assets and liabilities was recognized as a net increase to rental revenues of $0.2 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively.

  •
  We incurred no bad debt expense for the three months ended March 31, 2010 or 2009.

  •
  Amortization of deferred financing costs of less than $0.1 million was recognized as interest expense for our note payable for each of the three months ended March 31, 2010 and 2009.

        In addition, cash from MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from MFFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders.

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

        Cash amounts distributed to stockholders during the three months ended March 31, 2010 were $0.5 million. Distributions funded through the issuance of shares under the DRP during the three months ended March 31, 2010 were $1.3 million. For the three months ended March 31, 2010, cash flows provided by operating activities were $1.2 million. Accordingly, for the three months ended March 31, 2010, all cash amounts distributed to stockholders were funded from cash flows provided by operating activities. Cash amounts distributed to stockholders during the three months ended March 31, 2009 were $0.1 million. Distributions funded through the issuance of shares under the DRP during the three months ended March 31, 2009 were $0.4 million. For the three months ended March 31, 2009, cash flows used in operating activities were $0.2 million. Accordingly, for the three months ended March 31, 2009, none of the cash flows distributed to stockholders were funded from cash flow from operations. The shortfall for the three months ended March 31, 2009 was funded from proceeds from the Offering.

        The following are the distributions paid and declared as of March 31, 2010 and 2009 (amounts in thousands except per share amounts).

	Distributions Paid
				Cash Flow Provided by (Used In) Operations	Total Distributions Declared	Declared Distribution Per Share
2010	Cash	Reinvested	Total
1st Quarter	$531	$1,333	$1,864	$1,170	$1,967	$0.123

	Distributions Paid
				Cash Flow Provided by (Used In) Operations	Total Distributions Declared	Declared Distribution Per Share
2009	Cash	Reinvested	Total
1st Quarter	$138	$416	$554	$(151)	$586	$0.074

        Distributions declared per share assumes the share was issued and outstanding each day during the period and was based on a declared daily distribution rate of $0.0008219 per share per day for the period through May 31, 2009. As of June 1, 2009, the effective daily distribution rate is $0.0013699. Each day during the first quarter of 2010 was a record date for distributions. On March 26, 2010, the Company's board of directors declared distributions payable to the stockholders of record each day during the months of April, May, and June 2010. Distributions payable to each stockholder of record will be paid in cash on or before the 16th day of the following month.

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

        We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any fixed rate renewal option for below-market leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the above determined lease term.

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

  Revenue Recognition

        We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. Straight-line rental revenue of less than $0.1 million was recognized in rental revenues for each of the three months ended March 31, 2010 and 2009.

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

        In evaluating our investments for impairment, management may use appraisals and makes estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership, and the projected sales price of each of the properties. A future change in these estimates and assumptions could result in understating or overstating the book value of our investments, which could be material to our financial statements.

        We believe the carrying value of our operating real estate and loan investments is currently recoverable. Accordingly, there were no impairment charges for the three months ended March 31, 2010 or 2009. However, if market conditions worsen beyond our current expectations, or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments. Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

  Interest Rate Risk

        We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our management's objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt. At March 31, 2010, we had one note payable outstanding that was subject to a variable interest rate based on LIBOR plus a margin of 2.5%. However, the note payable has a minimum interest rate of 6.25%, which if the LIBOR rate increased 100 basis points would not result in an increase to a rate above the minimum.

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

        The PAL Loan, a fixed rate real estate loan receivable, with $12.8 million outstanding under the loan as of March 31, 2010, has a maturity date of September 1, 2016 and accrues interest at 18% per annum. The PAL Loan is subject to market risk to the extent that the stated interest rate varies from current market rates for loans made under similar terms.

        We initiated foreclosure proceedings against the Palms of Monterrey borrower in order to take a fee simple interest in the property, a 408-unit multifamily complex on a 28-acre site located in Fort Myers, Florida. A final judgment of foreclosure was entered on March 22, 2010 and the foreclosure sale for Palms of Monterrey was held on April 27, 2010. We were the only bidder in the sale and acquired a fee simple interest in the property on May 10, 2010. Accordingly, we do not believe that there is significant interest rate risk associated with this investment.

Item 4T.    Controls and Procedures.

  Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of March 31, 2010, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

  Changes in Internal Control over Financial Reporting

        There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

        We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.    Risk Factors.

        There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

        On January 4, 2008, our Registration Statement on Form S-11 (File No. 333-140887), covering a public offering of up to 125,000,000 shares of common stock, was declared effective under the Securities Act of 1933. The Offering commenced on January 21, 2008 and is ongoing. We expect to offer the shares registered in our public offering over a three-year period. Under rules promulgated by the SEC, in some circumstances we may continue the offering beyond this date. Our board of directors has the discretion to extend the offering period for the shares offered under the DRP up to the sixth anniversary of the termination of the primary offering.

        We are offering a maximum of 100,000,000 shares in our primary offering at an aggregate offering price of up to $1 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 25,000,000 shares offered under the DRP are being offered at an aggregate offering price of $237.5 million, or $9.50 per share. We may reallocate the shares of common stock being offered between the primary offering and the DRP. Behringer Securities LP, an affiliate of our advisor, is the dealer manager of our offering. As of March 31, 2010, we had sold 17,227,730 shares of our common stock, net of the 22,471 shares issued to Behringer Harvard Holdings, on a best efforts basis pursuant to the Offering for gross offering proceeds of approximately $171.7 million.

        From the commencement of the Offering through March 31, 2010, we incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering ($ in thousands):

Type of Expense	Amount
Other expenses to affiliates(1)	$22,519
Other expenses to non-affiliates	—

Total expenses	$22,519

(1)
"Other expenses to affiliates" includes commissions and dealer manager fees paid to Behringer Securities, which reallowed all or a portion of the commissions and fees to soliciting dealers.

        From the commencement of the Offering through March 31, 2010, the net offering proceeds to us from the Offering, including the DRP, after deducting the total expenses incurred described above, were $149.2 million. From the commencement of the Offering through March 31, 2010, we had used $67.6 million of such net proceeds to purchase interests in real estate (net of notes payable) and real estate-related investments. Of the amount used for the purchase of these investments, $2 million was paid to Behringer Opportunity Advisors II, as acquisition and advisory fees and acquisition expense reimbursement.

Recent Sales of Unregistered Securities

        During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Redemption Program

        Our board of directors has adopted a share redemption program that permits stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations of the program. Our board of directors can amend the provisions of our share redemption program without the approval of our stockholders. The terms on which we redeem shares may differ between redemptions upon a stockholder's death, "qualifying disability" (as defined in the share redemption program) or confinement to a long-term care facility (collectively referred to herein as "Exceptional Redemptions") and all other redemptions (referred to herein as "Ordinary Redemptions"). The purchase price for shares redeemed under the redemption program is set forth below.

        In the case of Ordinary Redemptions, the purchase price per share will equal 90% of (i) the most recently disclosed estimated value per share as determined in accordance with our valuation policy, less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders after the valuation was determined (the "Valuation Adjustment"); provided, however, that the purchase price per share shall not exceed: (1) prior to the first valuation conducted by the board of directors, or a committee thereof (the "Initial Board Valuation"), under the valuation policy, 90% of (i) average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) (the "Original Share Price") less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by the board of directors, distributed to stockholders prior to the redemption date (the "Special Distributions"); or (2) on or after the Initial Board Valuation, the Original Share Price less any Special Distributions.

        In the case of Exceptional Redemptions, the purchase price per share will be equal to: (1) prior to the Initial Board Valuation, the Original Share Price less any Special Distributions; or (2) on or after the Initial Board Valuation, the most recently disclosed valuation less any Valuation Adjustment, provided, however, that the purchase price per share may not exceed the Original Share Price less any Special Distributions.

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

        Any shares approved for redemption will be redeemed on a periodic basis as determined from time to time by our board of directors, and no less frequently than annually. We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. Generally, the cash available for redemption on any particular date will be limited to the proceeds from our distribution reinvestment plan during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period, plus, if we had positive operating cash flow during such preceding four fiscal quarters, 1% of all operating cash flow during such preceding four fiscal quarters. The redemption limitations apply to all redemptions, whether Ordinary or Exceptional Redemptions.

        During the first quarter ended March 31, 2010, we redeemed shares as follows:

2010	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
January	—	$—	—
February	31,800	$8.97	31,800	(1)
March	—	$—	—

	31,800	$8.97	31,800	(1)

(1)
A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    (Removed and Reserved.)

Item 5.    Other Information.

        None.

Item 6.    Exhibits.

        The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.
Dated: May 14, 2010	By:	/s/ GARY S. BRESKY Gary S. Bresky Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number		Description
3.1		Second Articles of Amendment and Restatement as amended by the First Articles of Amendment and the Second Articles of Amendment (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on November 14, 2008)
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K filed on March 30, 2010)
3.2	(a)	Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(a) to Form 10-K filed on March 30, 2010)
4.1		Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 10 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887)
4.2
Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 10 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887)
4.3
Amended and Restated Automatic Purchase Plan (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 10 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887)
4.4		Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.2 to Form 10-Q filed on November 12, 2009)
4.5		Form of Escrow Agreement (incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887)
4.6
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887)
4.7		Second Amended and Restated Advisory Management Agreement (incorporated by reference to Exhibit 10.1 to Form 10-K filed on March 30, 2010)
31.1	*	Rule 13a-14(a)/15d-14(a) Certification
31.2	*	Rule 13a-14(a)/15d-14(a) Certification
32.1	*	Section 1350 Certifications**
99.1		Valuation Policy (incorporated by reference to Exhibit 99.1 to Form 10-Q filed on November 12, 2009)

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