Form 10-Q
period 2010-06-30
Behringer Harvard Opportunity REIT II, Inc.
filed 2010-08-13
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 30, 2010, Behringer Harvard Opportunity REIT II, Inc. had 20,262,067 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

FORM 10-Q

Quarter Ended June 30, 2010

PART I

FINANCIAL INFORMATION

Item 1.                                   Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Balance Sheets

(in thousands, except shares)

(unaudited)

	June 30,	December 31,
	2010	2009
Assets
Real estate
Land and improvements, net	$18,060	$9,000
Buildings, net	57,791	25,314
Total real estate	75,851	34,314

Real estate loans receivable, net	24,554	39,712
Total real estate and real estate-related investments, net	100,405	74,026

Cash and cash equivalents	110,679	67,509
Restricted cash	204	—
Accounts receivable, net	295	344
Interest receivable-real estate loans receivable	1,089	398
Prepaid expenses and other assets	1,414	564
Investment in unconsolidated joint venture	508	506
Furniture, fixtures and equipment, net	1,085	—
Acquisition deposits	2,007	—
Lease intangibles, net	3,222	1,590
Total assets	$220,908	$144,937

Liabilities and Equity
Notes payable	$48,155	$18,500
Accounts payable	26	11
Payables to related parties	1,016	582
Acquired below-market leases, net	1,051	1,134
Distributions payable	803	607
Accrued and other liabilities	2,827	1,504
Total liabilities	53,878	22,338

Commitments and contingencies

Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 19,867,509 and 14,648,698 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	2	1
Additional paid-in capital	172,622	126,815
Cumulative distributions and net loss	(6,801)	(6,839)
Total Behringer Harvard Opportunity REIT II, Inc. Equity	165,823	119,977
Noncontrolling interest	1,207	2,622
Total equity	167,030	122,599
Total liabilities and equity	$220,908	$144,937

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009

Revenues
Rental revenue	$1,885	$1,449	$3,197	$2,774
Interest income from real estate loans receivable	1,208	—	2,584	—

Total revenues	3,093	1,449	5,781	2,774

Expenses:
Property operating expenses	589	277	919	621
Interest expense	375	325	697	651
Real estate taxes	200	140	360	280
Property management fees	63	44	110	90
Asset management fees	205	86	391	172
General and administrative	475	239	856	660
Acquisition expense	1,397	—	1,446	—
Depreciation and amortization	1,101	661	1,658	1,264
Total expenses	4,405	1,772	6,437	3,738

Interest income, net	147	125	257	225
Bargain purchase gain	5,492	—	5,492	—
Other expense	(138)	—	(138)	—

Income (loss) before equity in losses of unconsolidated joint venture	4,189	(198)	4,955	(739)
Equity in losses of unconsolidated joint venture	—	—	(7)	—
Net income (loss)	4,189	(198)	4,948	(739)
Add: Net income attributable to the noncontrolling interest	(547)	—	(619)	—

Net income (loss) attributable to Behringer Harvard Opportunity REIT II, Inc.	$3,642	$(198)	$4,329	$(739)

Weighted average shares outstanding:
Basic and diluted	18,612	9,519	17,282	8,714

Net income (loss) per share attributable to Behringer Harvard Opportunity REIT II, Inc.:
Basic and diluted	$0.20	$(0.02)	$0.25	$(0.09)

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of  Equity

(in thousands)

(unaudited)

	Convertible Stock		Common Stock		Additional	Cumulative
	Number	Par	Number	Par	Paid-in	Distributions and	Noncontrolling	Total
	of Shares	Value	of Shares	Value	Capital	Net Income/(Loss)	Interest	Equity
Balance at January 1, 2009	1	$—	7,323	$1	$59,987	$(1,166)	$—	$58,822

Issuance of common stock, net			3,168		27,414			27,414
Redemption of common stock			(25)		(224)			(224)
Distributions declared on common stock						(1,467)		(1,467)
Net loss						(739)		(739)
Balance at June 30, 2009	1	$—	10,466	$1	$87,177	$(3,372)	$—	$83,806

Balance at January 1, 2010	1	—	14,649	$1	$126,815	$(6,839)	$2,622	$122,599

Issuance of common stock, net			5,287	1	46,442			46,443
Redemption of common stock			(68)		(635)			(635)
Distributions declared on common stock						(4,291)		(4,291)
Distributions to noncontrolling interest							(2,034)	(2,034)
Net income						4,329	619	4,948
Balance at June 30, 2010	1	$—	19,868	$2	$172,622	$(6,801)	$1,207	$167,030

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$4,948	$(739)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	1,201	645
Amortization of deferred financing fees	67	67
Equity in losses of unconsolidated joint venture	7	—
Bargain purchase gain	(5,492)	—
Change in accounts receivable	88	(21)
Change in interest receivable-real estate loan receivable	(691)	—
Change in prepaid expenses and other assets	(1,844)	114
Change in accounts payable	(3)	—
Change in accrued and other liabilities	1,148	(60)
Change in net payables to related parties	16	106
Addition of lease intangibles	(208)	(89)
Cash provided by (used in) operating activities	(763)	23

Cash flows from investing activities:
Acquisition deposits	—	(220)
Purchases of real estate	(12,483)	—
Investment in unconsolidated joint venture	(9)	—
Investment in real estate loans receivable	(11,928)	—
Additions of property and equipment	(453)	(233)
Change in restricted cash	(162)	—
Cash used in investing activities	(25,035)	(453)

Cash flows from financing activities:
Financing costs	(783)	—
Proceeds from notes payable	29,654	—
Issuance of common stock	49,781	30,673
Redemptions of common stock	(635)	(224)
Offering costs	(5,807)	(3,288)
Distributions	(1,208)	(310)
Distributions to noncontrolling interest holders	(2,034)	—
Cash provided by financing activities	68,968	26,851

Net change in cash and cash equivalents	43,170	26,421
Cash and cash equivalents at beginning of period	67,509	47,375
Cash and cash equivalents at end of period	$110,679	$73,796

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

We acquire and operate commercial real estate and real estate-related assets.  In particular, we focus generally on acquiring commercial properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  In addition, given economic conditions as of June 30, 2010, our opportunistic investment strategy also includes investments in real estate-related assets that present opportunities for higher current income.  Such investments may have capital gain characteristics, whether as a result of a discount purchase or related equity participations.  We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties.  These properties may be existing, income-producing properties, newly constructed properties, or properties under development or construction and may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multi-tenant use.  Further, we may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  We also may originate or invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans, and Section 1031 tenant-in-common interests (including those issued by affiliates of our advisor), or in entities that make investments similar to the foregoing.  We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions.  We completed our first property acquisition, an office building located in Denver, Colorado, on October 28, 2008, and, as of June 30, 2010, we have invested in five real estate and real estate-related assets.

Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware on January 12, 2007 (“Behringer Harvard Opportunity OP II”).  As of June 30, 2010, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, was the sole general partner of Behringer Harvard Opportunity OP II and owned a 0.1% partnership interest in Behringer Harvard Opportunity OP II.  As of June 30, 2010, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of Behringer Harvard Opportunity OP II and owned the remaining 99.9% interest in Behringer Harvard Opportunity OP II.

We are externally managed and advised by Behringer Harvard Opportunity Advisors II, LLC, a Texas limited liability company that was formed on March 16, 2010 (“Behringer Opportunity Advisors II”) when Behringer Harvard Opportunity Advisors II LP, a Texas limited partnership formed in January 2007 was converted to a limited liability company.  Behringer Opportunity Advisors II is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.

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

In connection with our initial capitalization, on January 19, 2007, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer Harvard Holdings, an affiliate of our advisor.  As of June 30, 2010, we had 19,867,509 shares of common stock outstanding, which includes the 22,471 shares issued to Behringer Harvard Holdings.  As of June 30, 2010, we had 1,000 shares of convertible stock issued and outstanding to Behringer Opportunity Advisors II.

We commenced operations on April 1, 2008 upon satisfaction of the conditions of our escrow agreement and our acceptance of initial subscriptions of common stock.  Upon admission of new stockholders, subscription proceeds are used for payment of dealer manager fees and selling commissions and may be utilized as consideration for investments and the payment or reimbursement of offering expenses and operating expenses.  Until required for such purposes, net offering

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

proceeds are held in short-term, liquid investments.  Through June 30, 2010, we had sold 19,997,452 shares in the Offering, including the DRP, for gross proceeds of $199.3 million.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying consolidated balance sheet and consolidated statement of equity as of June 30, 2010, the consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, and the consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to fairly present our consolidated financial position as of June 30, 2010 and December 31, 2009 and our consolidated results of operations and cash flows for the periods ended June 30, 2010 and 2009.  Such adjustments are of a normal recurring nature.

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

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

We amortize the value of in-place leases to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles is charged to expense.  As of June 30, 2010, the estimated remaining useful life for acquired lease intangibles was approximately five years.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Anticipated amortization expense associated with the acquired lease intangibles as of June 30, 2010 is as follows:

Lease
Year	Intangibles
July 1, 2010 - December 31, 2010	$1,218
2011	412
2012	377
2013	357
2014	330

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

				Acquired
	Buildings and	Land and	Lease	Below-Market
As of June 30, 2010	Improvements	Improvements	Intangibles	Leases
Cost	$59,728	$18,065	$5,113	$(2,447)
Less: depreciation and amortization	(1,937)	(5)	(1,891)	1,396
Net	$57,791	$18,060	$3,222	$(1,051)

				Acquired
	Buildings and	Land and	Lease	Below-Market
As of December 31, 2009	Improvements	Improvements	Intangibles	Leases
Cost	$26,548	$9,000	$2,787	$(2,143)
Less: depreciation and amortization	(1,234)	—	(1,197)	1,009
Net	$25,314	$9,000	$1,590	$(1,134)

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds or investments with original maturities of three months or less to be cash equivalents.  The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

Restricted Cash

As required by our lenders, restricted cash is held in escrow accounts for real estate taxes and other reserves for our consolidated properties.

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

In addition, we evaluate our investments in real estate loans receivable each reporting date and if it is probable we will not collect all principal and interest in accordance with the terms of the loan, we will record an impairment charge based on these evaluations.  While we believe it is currently probable we will collect all scheduled principal and interest with respect to our real estate loan receivable, current market conditions with respect to credit availability and with respect to real estate market fundamentals create a significant amount of uncertainty.  Given this, any future adverse development in market conditions may cause us to re-evaluate our conclusions, and could result in material impairment charges with respect to the real estate loan receivable.

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

We believe the carrying value of our operating real estate and loan investment is currently recoverable.  Accordingly, there were no impairment charges for the three or six months ended June 30, 2010 or 2009.  However, if market conditions worsen beyond our current expectations, or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Straight-line rental revenue of less than $0.1 million was recognized in rental revenues for both the three and six months ended June 30, 2010.  Straight-line rental revenue of less than $0.1 million was recognized in rental revenues for both the three and six months ended June 30, 2009.  Below market lease amortization of $0.3 million and $0.5 million was recognized in rental revenues for the three and six months ended June 30, 2010, respectively.  Below market lease amortization of $0.3 million and $0.6 million was recognized in rental revenues for the three months and six months ended June 30, 2009, respectively.

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

Accounts Receivable

Accounts receivable primarily consist of straight-line rental revenue receivables of $0.2 million as of June 30, 2010 and receivables from our tenants related to 1875 Lawrence, a multi-tenant office building located in Denver, Colorado (“1875 Lawrence”), Palms of Monterrey, a multifamily investment located in Fort Myers, Florida (“Palms of Monterrey”), and Holstenplatz, a multi-tenant office building located in Hamburg, Germany (“Holstenplatz”).  As of December 31, 2009, accounts receivable primarily consist of straight-line rental revenue receivables of $0.2 million and receivables from our tenants related to 1875 Lawrence.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid directors’ and officers’ insurance, as well as prepaid insurance of our consolidated property.

Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of five to seven years.  Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized.  Accumulated depreciation associated with our furniture, fixtures, and equipment was less than $0.1 million as of June 30, 2010.  We had no furniture, fixtures, and equipment as of December 31, 2009.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized to interest expense of our note payable using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $0.2 million and $0.1 million as of June 30, 2010 and the year ended December 31, 2009, respectively.

Organization and Offering Expenses

We reimburse our advisor or its affiliates for any organization and offering expenses incurred on our behalf in connection with the primary offering (other than selling commissions and the dealer manager fee).  Before October 2, 2009

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

we did not reimburse expenses that caused our total organization and offering expenses (other than selling commissions and the dealer manager fee) related to our primary offering to exceed 1.5% of gross offering proceeds from the primary offering as of the date of reimbursement.  At each balance sheet date, we estimated the total gross public offering proceeds expected to be received under the Offering and recognized the amount of organization and offering reimbursement.  We recorded the amount of reimbursement at the lower of (a) 1.5% of the estimated gross public offering proceeds, or (b) the actual organization and offering costs incurred by our advisor or its affiliates.  Effective October 2, 2009, we changed the timing in determining the limit on the amount of the reimbursement of organization and offering expenses (other than selling commissions and the dealer manager fee).  Until $7.5 million of organization and offering expenses are reimbursed, we record the actual organization and offering costs incurred by our advisor or its affiliates and reimbursed by us.  See Note 11.

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

Foreign Currency Translation

For our international investment where the functional currency is other than the US dollar, assets and liabilities are translated using period-end exchange rates, while the statement of operations amounts are translated using the average exchange rates for the respective period.  Differences arising from the translation of assets and liabilities in comparison with the translation of the previous periods or from initial recognition during the period are included as a separate component of accumulated other comprehensive income (loss).

The Euro is the functional currency for the operations of Holstenplatz.  We also maintain a Euro-denominated bank account that is translated into U.S. dollars at the current exchange rate at each reporting period.  The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in our consolidated statement of equity.  As of June 30, 2010, there was no currency translation adjustment recorded in accumulated other comprehensive income (loss) as we acquired Holstenplatz on June 30, 2010.

Stock-Based Compensation

We have adopted a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates.  We have not issued any stock-based awards under the plan as of June 30, 2010.

Concentration of Credit Risk

At June 30, 2010 and December 31, 2009, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents among several banking

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Noncontrolling Interest

Noncontrolling interest represents the noncontrolling ownership interest’s proportionate share of the equity in our consolidated real estate investments including the 10%, unaffiliated partner’s share of the equity in Palms of Monterrey.  Income and losses are allocated to noncontrolling interest holder based on their ownership percentage.

Earnings per Share

Net income (loss) per share is calculated based on the weighted average number of common shares outstanding during each period.  The weighted average shares outstanding used to calculate both basic and diluted income (loss) per share were the same for the three and six months ended June 30, 2010 and 2009 as there were no stock-based awards outstanding.

4.                                      New Accounting Pronouncements

There have been no developments to new accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, from those disclosed in our 2009 Annual Report on Form 10-K.

5.                                      Real Estate and Real Estate Investments

As of June 30, 2010, we consolidated four real estate assets.  In addition, we have a noncontrolling, unconsolidated ownership interest in one real estate asset that we account for using the equity method.  The following table presents certain information about our consolidated investments as of June 30, 2010:

		Approximate
		Rentable		Ownership
Property Name	Location	Square Footage	Description	Interest
1875 Lawrence	Denver, CO	185,000	15-story office building	100%
PAL Loan	(1)	n/a	redevelopment property	Lender
Palms of Monterrey	Fort Myers, FL	(2)	multifamily	90%
Holstenplatz	Hamburg, Germany	80,000	eight-story office building	100%

(1)

Hotel lodging units located on U.S. Army installations at Fort Hood, Texas; Fort Leavenworth, Kansas; Fort Myer, Virginia; Fort Polk, Louisiana; Fort Riley, Kansas; Fort Rucker, Alabama; Fort Sam Houston, Texas; Tripler Army Medical Center and Fort Shafter, Hawaii; Fort Sill, Oklahoma; and Yuma Proving Ground, Arizona.

(2)	408 units.

Real Estate Asset Acquisitions

Palms of Monterrey

On May 10, 2010, we obtained a 90% fee simple interest in the Palms of Monterrey, a 408-unit multifamily complex located in Fort Myers, Florida.  Prior to May 10, 2010, we were the holder of a 90% interest in a promissory note secured by a first lien mortgage in the property.  On January 20, 2010, we reached an agreement with the borrower so that the borrower would not contest the foreclosure proceedings in exchange for $0.3 million.  A final judgment of foreclosure was entered on March 22, 2010 and the foreclosure sale for Palms of Monterrey was held on April 27, 2010.  We were the only bidder in the sale and acquired the fee simple interest in the property on May 10, 2010.  Total consideration transferred for the Palms of Monterrey was cash of $26.8 million of which our 90% interest was paid from the proceeds of our Offering.  As a result of obtaining a fee simple interest in Palms of Monterrey, the identifiable assets and liabilities assumed were measured at fair value, resulting in a bargain purchase gain of $5.5 million which was recognized in the line item ‘bargain purchase gain’ in the consolidated statement of operations for the three and six months ended June 30, 2010.  In determining fair value, we obtained an appraisal and utilized assumptions including estimated cash flows, discount rates, and capitalization rates.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Palms of Monterrey contributed rental revenue of $0.6 million and a net loss of $0.3 million to our consolidated statements of operations for the period from May 10, 2010 to June 30, 2010.  The following unaudited pro forma summary presents consolidated information as if the business combination had occurred on January 1, 2009:

	Pro Forma for the Six Months Ended
	June 30,
	2010	2009
Revenue	$7,891	$4,900
Net income (loss)	$5,571	$(1,128)
Net income (loss) per share	$0.32	$(0.13)

These pro forma amounts have been calculated after applying our accounting policies and adjusting the results of Palms of Monterrey to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to the tangible and intangible assets had been applied from January 1, 2009.  Included in the pro forma net income (loss) for the six months ended June 30, 2010 and 2009 is depreciation and amortization expense of $0.6 million and $1.6 million, respectively.

During the six months ended June 30, 2010, we incurred $0.1 million in acquisition expenses related to the Palms of Monterrey acquisition.  The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Palms of
Monterrey
Land	$5,800
Land improvements	562
Building	23,604
Lease intangibles, net	1,028
Acquired below-market leases, net	(16)
Furniture, fixtures and equipment	1,123
Working capital	482
Total identifiable net assets	$32,583

We are in the process of finalizing our acquisition allocations, which is subject to change until our information is finalized, no later than twelve months from the acquisition date.

Holstenplatz

On June 30, 2010, we acquired a 100% interest in a multi-tenant office building known as Holstenplatz, located in Hamburg, Germany (“Holstenplatz”).  Holstenplatz is an eight-story office building containing approximately 80,000 rentable square feet.  Total consideration transferred for Holstenplatz was $12.5 million and consisted of cash of $2.8 million from the proceeds of our Offering, and proceeds of $9.7 million from a loan with a financial institution (see Note 8).

Due to the timing of the acquisition, Holstenplatz did not contribute any meaningful revenue or earnings for the three and six months ended June 30, 2010.  The following unaudited pro forma summary presents consolidated information as if the business combination had occurred on January 1, 2009:

	Pro Forma for the Six Months Ended
	June 30,
	2010	2009
Revenue	$6,460	$3,453
Net income (loss)	$4,878	$(809)
Net income (loss) per share	$0.28	$(0.09)

These pro forma amounts have been calculated after applying our accounting policies and adjusting the results of Holstenplatz to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to the tangible and intangible assets had been applied from January 1, 2009.  Included in the pro forma net

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

income (loss) for both the six months ended June 30, 2010 and 2009 is depreciation and amortization expense of $0.3 million and interest expense of $0.2 million, respectively.

During the six months ended June 30, 2010, we incurred $1.4 million of acquisition expenses related to the Holstenplatz acquisition.  The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date.  In determining fair value, we obtained an appraisal and utilized assumptions including estimated cash flows, discount rates, and capitalization rates.

Holstenplatz
Land	$2,703
Building	8,858
Lease intangibles, net	1,079
Acquired below-market leases, net	(127)
Total identifiable net assets	$12,513

We are in the process of finalizing our acquisition allocations, which is subject to change until our information is finalized, no later than twelve months from the acquisition date.

Investment in Unconsolidated Joint Venture

The following table presents certain information about our unconsolidated investment as of June 30, 2010 and December 31, 2009.

		Carrying Value of Investment
Property Name	Ownership	June 30, 2010	December 31, 2009
Stone Creek	9.99%	$508	$506

Our investment in an unconsolidated joint venture as of June 30, 2010 and December 31, 2009 consisted of our proportionate share of the combined assets and liabilities of our investment property as follows:

	June 30, 2010	December 31, 2009
Real estate assets, net	$13,457	$13,886
Cash and cash equivalents	516	641
Other assets	372	46
Total assets	$14,345	$14,573

Notes payable	$12,618	$12,917
Other liabilities	300	151
Total liabilities	12,918	13,068

Equity	1,427	1,505
Total liabilities and equity	$14,345	$14,573

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Our equity in losses from this investment is our proportionate share of the combined loss of our unconsolidated joint venture for the three and six months ended June 30, 2010.  We had no unconsolidated joint ventures for the three and six months ended June 30, 2009.

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Revenue	$708	$1,414
Operating expenses:
Operating expenses	124	346
Property taxes	82	164
Total operating expenses	206	510
Operating income	502	904
Non-operating expenses:
Depreciation and amortization	241	483
Interest and other, net	262	498
Total non-operating expenses	503	981
Net loss	$(1)	$(77)

Company’s share of net loss	$—	$(7)

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

Our variable interest in VIEs may be in the form of (1) equity ownership and/or (2) loans provided by us to a VIE, or other partner.  We examine specific criteria and use judgment when determining if we are the primary beneficiary of a VIE.  Factors considered in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE’s executive committee, existence of unilateral kick-out rights or voting rights, level of economic disproportionality between us and the other partner(s), and contracts to purchase assets from VIEs.

PAL Loan

On August 14, 2009, we entered into a loan agreement with an unaffiliated third party (borrower) to provide up to $25 million of second lien financing for the privatization of, and improvements to, approximately 3,200 hotel lodging units on ten U.S. Army installations, the PAL Loan.  As of June 30, 2010, $24.4 million of the aggregate $25 million available under the loan agreement was outstanding and is included in real estate loans receivable on the consolidated balance sheet at June 30, 2010.  Based on our evaluation, we have determined that the unaffiliated third party entity meets the criteria of a variable interest entity but that we are not the primary beneficiary because we do not have the power to direct the activities that most significantly affect the entity’s economic performance.  The power to direct these activities resides with the general partner of the unaffiliated third party.  Accordingly, we do not consolidate the unaffiliated third party entity.

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

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

At June 30, 2010 and December 31, 2009, our recorded investment in VIEs that are unconsolidated and our maximum exposure to loss were as follows:

	Investments in	Our Maximum
As of June 30, 2010	Unconsolidated VIEs	Exposure to Loss
PAL Loan (1)	$—	$25,000
Stone Creek	508	508
	$508	$25,508

	Investments in	Our Maximum
As of December 31, 2009	Unconsolidated VIEs	Exposure to Loss
PAL Loan (1)	$—	$25,000
Stone Creek	506	506
	$506	$25,506

(1) We have no equity interest in the PAL Loan VIE. Our maximum exposure to loss consists of the $25 million loan commitment of second lien financing.

7.                                      Real Estate Loans Receivable

As of June 30, 2010 we had an investment in one real estate loan receivable, the PAL Loan.  As of December 31, 2009, we had invested in two real estate loans receivable, the PAL Loan and the Palms of Monterrey loan.

					Annual
			Book Value as	Book Value as	Effective
Loan Name	Date Acquired	Property Type	of 6/30/2010	of 12/31/2009	Interest Rate	Maturity Date
PAL Loan	8/14/2009	Hospitality	$24,554	$12,634	18%	9/1/2016
Palms of Monterrey	10/2/2009	Multifamily	—	27,078	(1)	(1)
			$24,554	$39,712

(1) We acquired the loan in default with the intent to foreclose on the borrower and secure a fee simple interest in the underlying collateral. We obtained the fee simple interest on May 10, 2010.

During the six months ended June 30, 2010, we earned $2.6 million in interest income from our real estate loans receivable, including $1.5 million related to the PAL Loan.  Until the foreclosure process was complete on the Palms of Monterrey, we recognized interest income on the defaulted note when cash was received.  During the three and six months ended June 30, 2010, we received $0.3 million and $1.1 million, respectively, related to the Palms of Monterrey real estate loan receivable, which was recognized as interest income in the period received.  A final judgment of foreclosure was entered on March 22, 2010 and the foreclosure sale for Palms of Monterrey was held on April 27, 2010.  We were the only bidder in the sale and we acquired a fee simple interest in the property on May 10, 2010 (See Note 5).

8.                                      Notes Payable

The following table sets forth information on our notes payable as of June 30, 2010 and December 31, 2009.

			Interest	Maturity
Description	June 30, 2010	December 31, 2009	Rate	Date
1875 Lawrence	$18,750	$18,500	30-day LIBOR + 2.5% (1)(2)	12/31/12
Palms of Monterrey	19,700	—	30-day LIBOR + 3.35% (1)(3)	07/01/17
Holstenplatz	9,705	—	3.887%	04/30/15
	48,155	18,500

(1) 30-day LIBOR was 0.347% at June 30, 2010.

(2) The loan has a minimum interest rate of 6.25%.

(3) The loan has a maximum interest rate of 7%.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

We have unconditionally guaranteed payment of the note payable related to 1875 Lawrence for an amount not to exceed the lesser of (i) $11.75 million and (ii) 50% of the total amount advanced under the loan agreement if the aggregate amount advanced is less than $23.5 million.  We have guaranteed payment of the note payable related to Palms of Monterrey and, as guarantor, are subject to certain recourse liabilities with respect to certain “bad boy” acts as set forth in the Guaranty in favor of the unaffiliated lender.

Due to the variable interest rate nature of the loans related to 1875 Lawrence and Palms of Monterrey, we believe that these loans are stated at their fair value as of June 30, 2010.  We believe that the Holstenplatz fixed rate note payable is also stated at its fair value as it was originated in June 2010.

We are subject to customary affirmative, negative, and financial covenants, representations, warranties and borrowing conditions, all as set forth in the loan agreements.

The following table summarizes our contractual obligations for principal payments as of June 30, 2010:

Year	Amount Due
July 1, 2010 - December 31, 2010	$101
2011	498
2012	18,797
2013	559
2014	572
Thereafter	27,628
$48,155

Palms of Monterrey

On June 11, 2010, we entered into a Freddie Mac-financed mortgage loan with an unaffiliated lender to borrow $19.7 million. The loan is secured by a first mortgage lien on the Palms of Monterrey in Fort Myers, Florida that we acquired on May 10, 2010.

The Loan bears interest at a variable annual rate equal to the one-month LIBOR plus 3.35%, with a ceiling of 7%.  Commencing on August 1, 2010 and continuing through July 1, 2012, monthly payments of accrued unpaid interest are required.  Commencing on August 1, 2012 and continuing until July 1, 2017 (the “Maturity Date”), monthly payments of principal and interest are required with principal calculated using an amortization term of 30 years.  The unpaid principal balance and all accrued unpaid interest is due and payable on the Maturity Date.  We have the right to prepay the entire outstanding amount of the Loan provided that if prepayment is made prior to April 1, 2017, a prepayment premium is required.

Holstenplatz

On June 30, 2010, in connection with the acquisition of the Holstenplatz property, we entered into a loan agreement with a financial institution to borrow up to $10.1 million. The outstanding balance of the loan as of June 30, 2010 was $9.7 million.  The loan is secured by a first mortgage lien on Holstenplatz.  The loan bears interest at a fixed annual rate of 3.887% and requires monthly payments of principal and interest.  The loan matures on April 30, 2015.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

9.                                      Leasing Activity

Future minimum base rental payments due to us under non-cancelable leases in effect as of June 30, 2010 for our consolidated properties are as follows:

Minimum
Rental
Year	Payments
July 1, 2010 - December 31, 2010	$1,876
2011	2,961
2012	2,332
2013	1,465
2014	826
Thereafter	1,719
Total	$11,179

The schedule above does not include rental payments due to us from our multifamily properties as leases associated with these properties typically include cancellation rights.  As of June 30, 2010, one of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.  Policy Studies, Inc., a tenant in the healthcare consulting services industry, accounted for rental revenue of approximately $0.4 million, or approximately 13%, of our aggregate rental revenues for the six months ended June 30, 2010.  Policy Studies, Inc. has exercised its termination option and plans to vacate the building on or before August 31, 2010.

10.                               Distributions

We initiated the payment of monthly distributions in April 2008 in an amount equal to a 3% annualized rate of return, based on an investment in our common stock of $10.00 per share and calculated on a daily record basis of $0.0008219 per share.  The annualized rate of return was raised to 5% effective June 1, 2009, calculated on a daily record basis of $0.0013699 per share.  A portion of each distribution is expected to constitute a return of capital for tax purposes.  Pursuant to the DRP, stockholders may elect to reinvest any cash distribution in additional shares of common stock.  We record all distributions when declared, except that the stock issued through the DRP is recorded when the shares are actually issued.  Distributions declared and payable as of June 30, 2010 were $0.8 million, which included $0.3 million of cash distributions payable.  Distributions declared and payable as of June 30, 2009 were $0.4 million, which included $0.1 million of cash distributions payable.

The following are the distributions declared for the first and second quarters of 2010 and 2009:

2010	Cash	DRP	Total	Per Share
2nd Quarter	$716	$1,607	$2,323	$0.125
1st Quarter	571	1,396	1,967	0.123
	$1,287	$3,003	$4,290	$0.248

2009	Cash	DRP	Total	Per Share
2nd Quarter	$227	$654	$881	$0.091
1st Quarter	147	439	586	0.074
	$374	$1,093	$1,467	$0.165

On June 22, 2010, the Company’s board of directors declared distributions payable to stockholders of record each day during the months of July, August, and September 2010.  Distributions payable to each stockholder of record will be paid on or before the 16th day of the following month.

11.                               Related Party Transactions

Our advisor and certain of its affiliates will receive fees and compensation in connection with the Offering, and in connection with the acquisition, management, and sale of our assets.

Behringer Securities LP (“Behringer Securities”), the dealer-manager and an affiliate of our advisor, receives commissions of up to 7% of gross offering proceeds.  Behringer Securities reallows 100% of selling commissions earned to participating broker-dealers.  In addition, we pay Behringer Securities a dealer manager fee of up to 2.5% of gross offering

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

proceeds.  Pursuant to separately negotiated agreements, Behringer Securities may reallow a portion of its dealer manager fee in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in the Offering; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts and no more than 0.5% of gross offering proceeds for out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties.  Further, in special cases pursuant to separately negotiated agreements and subject to applicable limitations imposed by the Financial Industry Regulatory Authority, Behringer Securities may use a portion of its dealer manager fee to reimburse certain broker-dealers participating in the Offering for technology costs and expenses associated with the Offering and costs and expenses associated with the facilitation of the marketing and ownership of our shares by such broker-dealers’ customers.  No selling commissions or dealer manager fee will be paid for sales under the DRP.  For the six months ended June 30, 2010, Behringer Securities earned selling commissions and dealer manager fees of $3.4 million and $1.2 million, respectively, which were recorded as a reduction to additional paid-in capital.  For the six months ended June 30, 2009, Behringer Securities earned selling commissions and dealer manager fees of $2.1 million and $0.8 million, respectively, which were recorded as a reduction to additional paid-in capital.

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

Since our inception through June 30, 2010, approximately $11.1 million of organization and offering expenses had been incurred by Behringer Opportunity Advisors II or its affiliates on our behalf.  Of this amount, $3.5 million had been written off per the Amended and Restated Advisory Management Agreement (discussed above), and $6.7 million had been reimbursed by us.  The total we are required to remit to our advisor for organization and offering expenses pursuant to the Amended and Restated Advisory Management Agreement is $7.5 million (discussed above).  Included in payables to affiliates on our balance sheet is $0.8 million of reimbursements payable.  Of the $0.8 million of organization and offering expenses reimbursable by us through June 30, 2010, none was expensed as organizational costs.  Therefore, the entire $0.8 million was recorded as a reduction of additional paid-in capital.  Behringer Opportunity Advisors II or its affiliates determines the amount of organization and offering expenses owed based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on respective equity offering results of those entities in offering.

Our advisor or its affiliates receive acquisition and advisory fees of 2.5% of the amount paid and/or budgeted in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to these assets.  Our advisor and its affiliates will also receive acquisition and advisory fees of 2.5% of the funds advanced in respect of a loan or other investment.

Our advisor or its affiliates also receive an acquisition expense reimbursement in the amount of 0.25% of the funds paid for purchasing an asset, including any debt attributable to the asset, plus 0.25% of the funds budgeted for development, construction, or improvement in the case of assets that we acquire and intend to develop, construct, or improve.  Our advisor or its affiliates will also receive an acquisition expense reimbursement in the amount of 0.25% of the funds advanced in respect of a loan or other investment.  In addition, to the extent our advisor or its affiliates directly provide services formerly provided or usually provided by third parties, including without limitation accounting services related to the preparation of

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

audits required by the SEC, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a completed investment the direct employee costs and burden to our advisor of providing these services will be acquisition expenses for which we will reimburse our advisor.  We also pay third parties, or reimburse the advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder’s fees, title insurance, premium expenses, and other closing costs.  In addition, acquisition expenses for which we will reimburse our advisor, include any payments made to (i) a prospective seller of an asset, (ii) an agent of a prospective seller of an asset, or (iii) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset.  Except as described above with respect to services customarily or previously provided by third parties, our advisor is responsible for paying all of the expenses it incurs associated with persons employed by the advisor to the extent dedicated to making investments for us, such as wages and benefits of the investment personnel.  Our advisor or its affiliates are also responsible for paying all of the investment-related expenses that we or our advisor or its affiliates incur that are due to third parties or related to the additional services provided by our advisor as described above with respect to investments we do not make other than certain non-refundable payments made in connection with any acquisition.  For the six months ended June 30, 2010, we incurred $0.9 million and $0.1 million of acquisition and advisory fees and acquisition expense reimbursements, respectively.  We incurred no such fees for the six months ended June 30, 2009.

We pay our advisor or its affiliates a debt financing fee of 1% of the amount available under any loan or line of credit made available to us.  It is anticipated that our advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us.  We incurred debt financing fees of $0.3 million for the six months ended June 30, 2010.  We did not incur any debt financing fees for the six months ended June 30, 2009.

We pay our advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties.  We incurred no such fees for the six months ended June 30, 2010 or 2009.

We pay our property manager and affiliate of our advisor, Behringer Harvard Opportunity II Management Services, LLC (“BHO II Management”), or its affiliates, fees for the management, leasing, and construction supervision of our properties.  Property management fees are 4.5% of the gross revenues of the properties managed by BHO II Management or its affiliates plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a third-party property manager in respect of a property, BHO II Management or its affiliates receives an oversight fee equal to 0.5% of the gross revenues of the property managed.  In no event will BHO II Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay BHO II Management directly for its services, we will pay BHO II Management a management fee or oversight fee, as applicable, based only on an economic interest in the property.  We incurred and expensed property management fees or oversight fees to BHO II Management of approximately $0.1 million and less than $0.1 million for the six months ended June 30, 2010 and 2009, respectively.

We pay our advisor or its affiliates a monthly asset management fee of one-twelfth of 1.0% of the sum of the higher of the cost or value of each asset.  For the six months ended June 30, 2010 and 2009, we expensed $0.4 million and $0.2 million, respectively, of asset management fees.

We reimburse our advisor or its affiliates for all expenses paid or incurred by the advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (A) 2% of our average invested assets, or (B) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period.  Notwithstanding the above, we may reimburse the advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the six months ended June 30, 2010 and 2009, we incurred and expensed such costs for administrative services totaling $0.3 million and $0.2 million, respectively.

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

12.                               Supplemental Cash Flow Information

Supplemental cash flow information is summarized below:

	Six Months ended June 30,
	2010	2009

Interest paid	$625	$488
Non-cash investing activities:
Conversion of loan to equity investment	$27,091	$—
Capital expenditures for real estate under development in accounts payable and accrued liabilities	$265	$—

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$2,886	$921
Accrued dividends payable	$803	$418
Offering costs payable to related parties	$828	$892

13.                               Subsequent Event

On August 10, 2010, through a joint venture with unaffiliated third parties, we acquired a 16% interest in a two-building industrial warehouse complex located in San Bernardino, California (“El Cajon Distribution Center”) for cash consideration of $4.2 million.  The El Cajon Distribution Center consists of two state-of-the-art, cross dock industrial buildings totaling 1.4 million square feet.  Both buildings are currently vacant.

*****

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes thereto.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard Opportunity REIT II, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including our ability to rent space on favorable terms, to address our debt maturities and to fund our liquidity requirements, the value of our assets, our anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our stockholders, the estimated per share value of our common stock and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2010 and the factors described below:

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

Forward-looking statements in this Quarterly Report on Form 10-Q reflect our management’s view only as of the date of this Report, and may ultimately prove to be incorrect.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

Market Outlook

Beginning in 2008, the U.S. and global economies have experienced a significant downturn.  This downturn included disruptions in the broader financial and credit markets, declining consumer confidence, and an increase in unemployment rates.  These conditions have contributed to weakened market conditions.  Due to the struggling U.S. and global economies, including losses in the financial and professional services industries, overall demand across most real estate sectors including office, multifamily, hospitality, and retail remains low.  We believe that corresponding rental rates will also remain weak at least through the third quarter of 2010.  The national vacancy percentage for office space increased from 14.5% in the fourth quarter of 2008 to 19.6% in the first quarter of 2010.  Office vacancies are expected to peak at around 20% in 2010.  Further, we believe that tenant defaults and bankruptcies are likely to increase in the short-term.  To date, we have not experienced any significant tenant defaults resulting in the loss of material rental income.

In the multifamily real estate sector, a limited new supply of multifamily assets is expected in the near future.  Since high quality multifamily developments can take 18 months to 36 months to entitle, obtain necessary permits, and construct, we believe there will be an imbalance in supply and demand fundamentals for at least the next couple of years.  As the economy improves, we expect renter demand and effective rents to increase in multifamily communities.

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

We intend to borrow money to acquire properties and make other investments.  There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment.  Under our charter, the maximum amount of our indebtedness shall not exceed 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors.  In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Our policy limitation, however, does not apply to individual real estate assets and will only apply once we have ceased raising capital under the Offering or any subsequent offering and invested substantially all of our capital.  As a result, we expect to borrow more than 75% of the contract purchase price of each real estate asset we acquire during the early periods of our operations to the extent our board of directors determines that borrowing at these levels is prudent.

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

At June 30, 2010, our notes payable balance was $48.2 million and consisted of the notes payable related to 1875 Lawrence, Palms of Monterrey, and Holstenplatz.  We have unconditionally guaranteed payment of the note payable related to 1875 Lawrence for an amount not to exceed the lesser of (i) $11.75 million and (ii) 50% of the total amount advanced under the loan agreement if the aggregate amount advanced is less than $23.5 million.  We have guaranteed payment of the note payable related to Palms of Monterrey and, as guarantor, are subject to certain recourse liabilities with respect to certain “bad boy” acts as set forth in the Guaranty in favor of the unaffiliated lender.

Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios.  As of June 30, 2010, we believe we were in compliance with the debt covenants under our loan agreements.

One of our principal long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of June 30, 2010.  The table does not represent any extension options.

	Payments Due by Period
	July 1, 2010 -
	December 31, 2010	2011	2012	After 2012	Total
Principal payments - variable rate debt	$—	$297	$18,596	$19,557	$38,450
Principal payments - fixed rate debt	101	201	201	9,202	9,705
Interest payments - variable rate debt (based on rates in effect as of June 30, 2010)	966	1,918	1,998	3,219	8,101
Interest payments - fixed rate debt	192	375	368	850	1,785
Total	$1,259	$2,791	$21,163	$32,828	$58,041

Results of Operations

As of June 30, 2010, we had invested in five real estate and real estate-related assets and consolidated four:

•                  1875 Lawrence, an office building located in Denver, Colorado;

•                  PAL Loan, a real estate loan receivable to provide up to $25 million of second lien financing for the privatization of and improvements to, approximately 3,200 hotel lodging units on ten U.S. Army installations that we purchased in order to provide interest income;

•                  Palms of Monterrey, a 90% interest in a multifamily complex on a 28-acre site located in Fort Myers, Florida in which we acquired a fee simple interest on May 10, 2010.  Prior to May 10, 2010, we were the holder of a 90% interest in a promissory note secured by a first lien mortgage in the property; and

•                  Holstenplatz, an office building located in Hamburg, Germany acquired on June 30, 2010.

In addition, we have a noncontrolling, unconsolidated interest in an investment that is accounted for using the equity method of accounting, a 9.99% interest in a multifamily property, Stone Creek, in Killeen, Texas.

As of June 30, 2009, we had invested in one property, 1875 Lawrence, located in Denver, Colorado.

Three months ended June 30, 2010 as compared to the three months ended June 30, 2009

	Three Months Ended June 30,		Increase (Decrease)
	2010	2009	Amount	Percent
Revenues:
Rental revenue	$1,885	$1,449	$436	30%
Interest income from real estate loans receivable	1,208	—	1,208	n/a
Total revenue	$3,093	$1,449	$1,644	113%

Expenses:
Property operating expenses	$589	$277	$312	113%
Interest expense	375	325	50	15%
Real estate taxes	200	140	60	43%
Property management fees	63	44	19	43%
Asset management fees	205	86	119	138%
General and administrative	475	239	236	99%
Acquisition expense	1,397	—	1,397	n/a
Depreciation and amortization	1,101	661	440	67%
Total expenses	$4,405	$1,772	$2,633	149%

Revenues.  Revenues for the three months ended June 30, 2010 were $3.1 million and include rental revenue of $1.9 million generated by 1875 Lawrence and Palms of Monterrey.  Total revenue also includes interest income from our real estate loans receivable of $1.2 million, of which $0.9 million was related to the PAL real estate loan receivable.  We also received $0.3 million related to the Palms of Monterrey real estate loan receivable, which was recognized as interest income in the period received and prior to obtaining a fee simple interest on the property on May 10, 2010.  Revenues for the three months ended June 30, 2009 were $1.4 million and consisted of rental revenue generated by 1875 Lawrence.  Policy Studies, Inc., a tenant at 1875 Lawrence, as exercised its termination option and plans to vacate the building on or before August 31, 2010.  During the three months ended June 30, 2010, we received $0.2 million of rental revenue related to Policy Studies, Inc.  We expect increases in revenue in the future as we complete the purchase of additional real estate properties.

Property Operating Expenses.  Property operating expenses for the three months ended June 30, 2010 were $0.6 million and were comprised of $0.3 million of operating expenses for 1875 Lawrence and $0.3 million of operating expenses for Palms of Monterrey.  Property operating expenses for the three months ended June 30, 2009 were $0.3 million and were comprised of operating expenses for 1875 Lawrence.  We expect increases in property operating expenses in the future as we purchase additional real estate properties and as Palms of Monterrey and Holstenplatz are included for a full period.

Interest Expense.  Interest expense for three months ended June 30, 2010 was $0.4 million and was comprised of interest expense related to our notes payable balance of $48.2 million which is comprised of the notes related to 1875 Lawrence, Palms of Monterrey, and Holstenplatz.  We entered into the loan related to Palms of Monterrey on June 11, 2010 and into the loan related to Holstenplatz on June 30, 2010.  Interest expense for the three months ended June 30, 2009 was $0.3 million and was comprised of interest expense related to our note payable balance on 1875 Lawrence of $18.5 million.

Real Estate Taxes.  Real estate taxes for the three months ended June 30, 2010 were $0.2 million and were comprised primarily of real estate taxes related to 1875 Lawrence. Real estate taxes for the three months ended June 30, 2009 were $0.1 million and were comprised entirely of real estate taxes related to 1875 Lawrence.  We expect increases in real estate taxes in the future as we purchase additional real estate properties and as Palms of Monterrey and Holstenplatz are included for a full period.

Property Management Fees.  Property management fees for the three months ended June 30, 2010 were $0.1 million and were comprised of fees related to 1875 Lawrence and Palms of Monterrey.  Property management fees for the three months ended June 30, 2009 were less than $0.1 million and were comprised of fees related to 1875 Lawrence.  We expect increases in property management fees in the future as we purchase additional real estate properties and as Palms of Monterrey and Holstenplatz are included for a full period.

Asset Management Fees.  Asset management fees for the three months ended June 30, 2010 were $0.2 million and were comprised primarily of fees related to 1875 Lawrence, PAL Loan, Palms of Monterrey, and Stone Creek.  Asset management fees for the three months ended June 30, 2009 were $0.1 million and were comprised of fees related to 1875 Lawrence.  We expect increases in asset management fees in the future as we purchase additional real estate and real estate-related investments and as Holstenplatz is included for a full period.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2010 and 2009 were $0.5 million and $0.2 million, respectively, and were comprised of auditing fees, legal fees, board of directors’ fees, and other administrative expenses.  We expect increases in general and administrative expenses in the future as we purchase additional real estate and real estate-related investments.

Acquisition Expense.  Acquisition expense for the three months ended June 30, 2010 was $1.4 million and was comprised primarily of acquisition expenses related to our acquisitions of Palms of Monterrey and Holstenplatz.  We had no acquisition expense for the three months ended June 30, 2009.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended June 30, 2010 was $1.1 million and was comprised primarily of $0.5 million of depreciation and amortization related to 1875 Lawrence and $0.5 million of depreciation and amortization related to Palms of Monterrey.  Depreciation and amortization expense for the three months ended June 30, 2009 was $0.7 million and was comprised of depreciation and amortization related to 1875 Lawrence.  We expect increases in depreciation and amortization expense in the future as we purchase additional real estate properties.

Bargain Purchase Gain.  During the three months ended June 30, 2010, we recognized a bargain purchase gain of $5.5 million related to our purchase of the fee simple interest in the Palms of Monterrey property.

Six months ended June 30, 2010 as compared to the six months ended June 30, 2009

	Six Months Ended June 30,		Increase (Decrease)
	2010	2009	Amount	Percent
Revenues:
Rental revenue	$3,197	$2,774	$423	15%
Interest income from real estate loans receivable	2,584	—	2,584	n/a
Total revenue	$5,781	$2,774	$3,007	108%

Expenses:
Property operating expenses	$919	$621	$298	48%
Interest expense	697	651	46	7%
Real estate taxes	360	280	80	29%
Property management fees	110	90	20	22%
Asset management fees	391	172	219	127%
General and administrative	856	660	196	30%
Acquisition expense	1,446	—	1,446	n/a
Depreciation and amortization	1,658	1,264	394	31%
Total expenses	$6,437	$3,738	$2,699	72%

Revenues.  Revenues for the six months ended June 30, 2010 were $5.8 million and include rental revenue of $3.2 million generated by 1875 Lawrence and Palms of Monterrey.  Total revenue also includes interest income from our real estate loans receivable of $2.6 million, of which $1.5 million was related to the PAL Loan.  We also received $1.1 million related to the Palms of Monterrey real estate loan receivable, which was recognized as interest income in the period received.  Revenues for the six months ended June 30, 2009 were $2.8 million and consisted of rental revenue generated by 1875 Lawrence.  Policy Studies, Inc., a tenant at 1875 Lawrence, as exercised its termination option and plans to vacate the building on or before August 31, 2010.  During the six months ended June 30, 2010, we received $0.4 million of rental revenue related to Policy Studies, Inc.  We expect increases in revenue in the future as we purchase additional real estate and real estate-related investments.

Property Operating Expenses.  Property operating expenses for the six months ended June 30, 2010 were $0.9 million and were comprised of $0.6 million of operating expenses for 1875 Lawrence and $0.3 million of operating expenses for Palms of Monterrey.  Property operating expenses for the six months ended June 30, 2009 were $0.6 million related to 1875 Lawrence.  We expect increases in property operating expenses in the future as we purchase additional real estate properties and as Palms of Monterrey and Holstenplatz are included for a full period.

Interest Expense.  Interest expense for the six months ended June 30, 2010 was $0.7 million and was comprised of interest expense related to our notes payable balance of $48.2 million which is comprised of the notes related to 1875 Lawrence, Palms of Monterrey, and Holstenplatz.  We entered into the loan related to Palms of Monterrey on June 11, 2010 and into the loan related to Holstenplatz on June 30, 2010.  Interest expense for the six months ended June 30, 2009 was $0.7 million and was comprised of interest expense related to our note payable balance on 1875 Lawrence of $18.5 million.

Real Estate Taxes.  Real estate taxes for the six months ended June 30, 2010 were $0.4 million and were primarily comprised of real estate taxes related to 1875 Lawrence. Real estate tax for the six months ended June 30, 2009 were $0.3 million and were comprised of real estate taxes related to 1875 Lawrence.  We expect increases in real estate taxes in the future as we purchase additional real estate properties and as Palms of Monterrey and Holstenplatz are included for a full period.

Property Management Fees.  Property management fees for each of the six months ended June 30, 2010 and 2009 were $0.1 million and were primarily comprised of fees related to 1875 Lawrence.  We expect increases in property management fees in the future as we purchase additional real estate properties and as Palms of Monterrey and Holstenplatz are included for a full period.

Asset Management Fees.  Asset management fees for the six months ended June 30, 2010 were $0.4 million and were comprised primarily of fees related to 1875 Lawrence, PAL Loan, Palms of Monterrey, and Stone Creek. Asset management fees for the six months ended June 30, 2009 were $0.2 million and were comprised of fees related to 1875 Lawrence.  We expect increases in asset management fees in the future as we purchase additional real estate and real estate-related investments and as Holstenplatz is included for a full period.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2010 were $0.9 million compared to $0.7 million for the six months ended June 30, 2009 and were comprised of auditing fees, legal fees, board of directors’ fees, and other administrative expenses.  We expect increases in general and administrative expenses in the future as we purchase additional real estate and real estate-related investments.

Acquisition Expense.  Acquisition expense for the six months ended June 30, 2010 was $1.4 million and was comprised primarily of acquisition expenses related to our acquisitions of Palms of Monterrey and Holstenplatz.  We had no acquisition expense for the six months ended June 30, 2009.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the six months ended June 30, 2010 was $1.7 million and was comprised primarily of depreciation and amortization related to 1875 Lawrence of $1.1 million and depreciation and amortization related to Palms of Monterrey of $0.5 million.  Depreciation and amortization expense for the six months ended June 30, 2009 was $1.3 million related to 1875 Lawrence.  We expect increases in depreciation and amortization expense in the future as we purchase additional real estate properties.

Bargain Purchase Gain.  During the six months ended June 30, 2010, we recognized a bargain purchase gain of $5.5 million related to our purchase of the fee simple interest in the Palms of Monterrey property.

Cash Flow Analysis

Cash used in operating activities for the six months ended June 30, 2010 was $0.8 million, and was comprised primarily of a bargain purchase gain of $5.5 million related to the purchase of Palms of Monterrey, an increase in prepaid expenses and other assets of $1.8 million, and an increase in interest receivable-real estate loans receivable of $0.7 million offset by net income of $4.9 million, depreciation and amortization of $1.2 million, and an increase in accrued and other liabilities of $1.1 million, offset by.  Cash provided by operating activities for the six months ended June 30, 2009 was less than $0.1 million, and was comprised primarily of net loss of $0.7 million, offset by depreciation and amortization of $0.6 million, changes in prepaid expenses and other assets of $0.1 million, and changes in net payables to related parties of $0.1 million.

Cash used in investing activities for the six months ended June 30, 2010 was $25 million, and was comprised primarily of investment in real estate loans receivable of $11.9 million and purchases of real estate related to our Holstenplatz acquisition of $12.5 million.  Cash used in investing activities for the six months ended June 30, 2009 was $0.5 million, and was comprised of additions of property and equipment at 1875 Lawrence of approximately $0.2 million and escrow deposits and pre-acquisition costs on real estate to be acquired of $0.2 million.

Cash provided by financing activities for the six months ended June 30, 2010 was $69 million, and was comprised primarily of the issuance of common stock, net of offering costs, of approximately $44 million and proceeds from notes payable of $29.7 million offset by distributions to noncontrolling interest holders of $2 million and distributions of $1.2 million.  Cash provided by financing activities for the six months ended June 30, 2009 was $26.9 million, and was comprised of the issuance of common stock, net of offering costs, of approximately $27.4 million offset by distributions of $0.3 million and redemptions of common stock of $0.2 million.

Total Operating Expenses

In accordance with the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association, also known as the NASAA REIT Guidelines, our charter requires that we monitor our expenses on a trailing twelve month basis.  Our charter defines the following terms and requires that our Total Operating Expenses (“TOE”) are deemed to be excessive if at the end of any quarter they exceed for the prior trailing twelve month period the greater of 2% of our Average Invested Assets (“AIA”) or 25% of our Net Income (“NI”).  For the trailing twelve months ended June 30, 2010, TOE of $2.4 million exceeded the greater of 2% of our AIA or 25% of our NI by $0.5 million.  Our Board of Directors, including all of our independent directors, have reviewed this analysis and unanimously determined the excess to be justified because the Company was in its development stage through April 1, 2008 when the Company accepted its first investors under its initial public offering and did not acquire its first real estate or real estate-related asset until October 28, 2008 and did not acquire any additional assets until the third quarter of 2009, which caused the expenses it incurred in connection with its organization and as a result of being a public company for audit and legal services, director and officer liability insurance, and fees and expenses for board members in connection with service on the board and its committees to be disproportionate to the Company’s AIA and its NI.

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

We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income.  We believe MFFO is helpful to our investors and our management as a measure of operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO.  By providing MFFO, we present information that assists investors in aligning their analysis with management’s analysis of long term, core operating activities.  We believe fluctuations in MFFO are more indicative of changes in operating activities and provide comparability in evaluating our performance over time and as compared to other real estate companies that may not have acquisition activities, derivatives, or affected by impairments.

As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation of MFFO based on the following economic considerations:

•                  Acquisition-related costs.  In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment.  Prior to 2009, acquisition costs for these types of investments were capitalized; however beginning in 2009 acquisition costs related to business combinations are expensed.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties.

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

For the six months ended June 30, 2010, MFFO per share has been impacted by the increase in net proceeds realized from the Offering.  During the six months ended June 30, 2010, we sold 5 million shares of our common stock, increasing our outstanding shares by 35%.  The proceeds from the issuance are temporarily invested in short-term cash equivalents until they can be invested in real estate and real estate-related assets.  Due to lower interest rates on cash equivalent investments, interest earnings were minimal.  We expect to invest these proceeds in higher earning real estate and real estate-related assets consistent with our investment policy.  We believe this will add value to our stockholders over our longer term investment horizon, even if this results in less current period earnings.

Our calculation of FFO and MFFO for the three and six months ended June 30, 2010 and 2009 is presented below (amounts in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$4,189	$(198)	$4,948	$(739)
Net income (loss) attributable to noncontrolling interest	(547)	—	(619)	—
Adjustments for:
Real estate depreciation and amortization	1,101	661	1,658	1,264
Pro rata share of unconsolidated JV depreciation and amortization (1)	24	—	48	—
Noncontrolling interest depreciation and amortization(2)	(54)	—	(54)	—
Funds from operations (FFO)	$4,713	$463	$5,981	$525
Other Adjustments:
Acquisition expenses	1,396	—	1,440	—
MFFO	$6,109	$463	$7,421	$525
GAAP weighted average shares:
Basic and diluted	18,612	9,519	17,282	8,714
MFFO per share	$0.33	$0.05	$0.43	$0.06

(1) This represents our share of depreciation and amortization expense of Stone Creek which we account for under the equity method of accounting.

(2) This reflects the noncontrolling interest adjustment for the third-party partners’ proportionate share of the real estate depreciation and amortization.

(3) This reflects our share of acquisition expenses.

Provided below is additional information related to selected non-cash items included in net income (loss) above, which may be helpful in assessing our operating results.

•                  Straight-line rental revenue of less than $0.1 million was recognized for both the three and six months ended June 30, 2010.  Straight-line rental revenue of less than $0.1 million was recognized for both the three and six months ended June 30, 2009.

•                  During the three months ended June 30, 2010, we recognized a bargain purchase gain of $5.5 million related to our purchase of the fee simple interest in the Palms of Monterrey property.

•                  Amortization of intangible lease assets and liabilities was recognized as a net increase to rental revenues of $0.3 million and $0.5 million for the three and six months ended June 30, 2010, respectively.  Amortization of intangible lease assets and liabilities was recognized as a net increase to rental revenues of $0.3 million and $0.6 million for the three and six months ended June 30, 2009, respectively.

•                  We incurred no bad debt expense for the three and six months ended June 30, 2010 and 2009.

•                  Amortization of deferred financing costs of less than $0.1 million and $0.1 million was recognized as interest expense for our notes payable for the three and six months ended June 30, 2010, respectively.  Amortization of deferred financing costs of less than $0.1 million was recognized as interest expense for our note payable for both the three and six months ended June 30, 2009.

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

Cash amounts distributed to stockholders during the six months ended June 30, 2010 were $1.2 million.  Distributions funded through the issuance of shares under the DRP during the six months ended June 30, 2010 were $2.9 million.  For the six months ended June 30, 2010, cash flows used in operating activities were $0.8 million.  Accordingly, for the six months ended June 30, 2010, none of the cash flows from operating activities exceeded cash amount distributed to stockholders.  The shortfall for the six months ended June 30, 2010 was funded from proceeds from the Offering.  Cash amounts distributed to stockholders during the six months ended June 30, 2009 were $0.3 million.  Distributions funded through the issuance of shares under the DRP during the six months ended June 30, 2009 were $0.9 million.  For the six months ended June 30, 2009, cash flows provided by operating activities were less than $0.1 million.  Accordingly, for the six months ended June 30, 2009, cash amounts distributed to stockholders exceeded cash flow provided by operations by approximately $0.3 million.  The shortfall for the six months ended June 30, 2009 was funded from proceeds from the Offering.

The following are the distributions paid and declared as of June 30, 2010 and 2009 (amounts in thousands except per share amounts).

				Cash Flow	Total	Declared
	Distributions Paid			Provided by (Used	Distributions	Distribution
2010	Cash	Reinvested	Total	In) Operations	Declared	Per Share
2nd Quarter	$677	$1,553	$2,230	$(1,933)	$2,323	$0.125
1st Quarter	531	1,333	1,864	1,170	1,967	0.123
Total	$1,208	$2,886	$4,094	$(763)	$4,290	$0.248

				Cash Flow	Total	Declared
	Distributions Paid			Provided by (Used	Distributions	Distribution
2009	Cash	Reinvested	Total	In) Operations	Declared	Per Share
2nd Quarter	$172	$505	$677	$174	$881	$0.091
1st Quarter	138	416	554	(151)	586	0.074
Total	$310	$921	$1,231	$23	$1,467	$0.165

Distributions declared per share assumes the share was issued and outstanding each day during the period and was based on a declared daily distribution rate of $0.0008219 per share per day for the period through May 31, 2009.  As of June 1, 2009, the effective daily distribution rate is $0.0013699.  Each day during the first and second quarters of 2010 was a record date for distributions.  On June 22, 2010, the Company’s board of directors declared distributions payable to the stockholders of record each day during the months of July, August, and September 2010.  Distributions payable to each stockholder of record will be paid in cash on or before the 16th day of the following month.

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

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any fixed rate renewal option for below-market leases.  We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the above determined lease term.

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

Revenue Recognition

We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Straight-line rental revenue of less than $0.1 million was recognized in rental revenues for both the three and six months ended June 30, 2010.  Straight-line rental revenue of less than $0.1 million was recognized in rental revenues for both the three and six months ended June 30, 2009.

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

We believe the carrying value of our operating real estate and loan investments is currently recoverable.  Accordingly, there were no impairment charges for the six months ended June 30, 2010 or 2009.  However, if market conditions worsen beyond our current expectations, or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

We maintain less than $0.1 million in Euro-denominated accounts at European financial institutions.  Accordingly, we are not materially exposed to any significant foreign currency fluctuations related to these accounts.

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $48.2 million in notes payable at June 30, 2010, $38.5 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed, and interest capitalized, would increase by $0.2 million.

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

The PAL Loan, a fixed rate real estate loan receivable, with $24.4 million outstanding under the loan as of June 30, 2010, has a maturity date of September 1, 2016 and accrues interest at 18% per annum.  The PAL Loan is subject to market risk to the extent that the stated interest rate varies from current market rates for loans made under similar terms.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 30, 2010, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are offering a maximum of 100,000,000 shares in our primary offering at an aggregate offering price of up to $1 billion, or $10.00 per share with discounts available to certain categories of purchasers.  The 25,000,000 shares offered under the DRP are being offered at an aggregate offering price of $237.5 million, or $9.50 per share.  We may reallocate the shares of common stock being offered between the primary offering and the DRP.  Behringer Securities LP, an affiliate of our advisor, is the dealer manager of our offering.  As of June 30, 2010, we had sold 19,997,452 shares of our common stock, net of the 22,471 shares issued to Behringer Harvard Holdings, on a best efforts basis pursuant to the Offering for gross offering proceeds of approximately $199.3 million.

From the commencement of the Offering through June 30, 2010, we incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering ($ in thousands):

Type of Expense	Amount
Other expenses to affiliates (1)	$25,613
Other expenses to non-affiliates	—
Total expenses	$25,613

(1)“Other expenses to affiliates” includes commissions and dealer manager fees paid to Behringer Securities, which reallowed all or a portion of the commissions and fees to soliciting dealers.

From the commencement of the Offering through June 30, 2010, the net offering proceeds to us from the Offering, including the DRP, after deducting the total expenses incurred described above, were $173.7 million.  From the commencement of the Offering through June 30, 2010, we had used $51.1 million of such net proceeds to purchase interests in real estate (net of notes payable) and real estate-related investments.  Of the amount used for the purchase of these investments, $3 million was paid to Behringer Opportunity Advisors II, as acquisition and advisory fees and acquisition expense reimbursement.

Recent Sales of Unregistered Securities

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Redemption Program

Our board of directors has adopted a share redemption program that permits stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations of the program.  Our board of directors can amend the provisions of our share redemption program without the approval of our stockholders.  The terms on which we redeem shares may differ between redemptions upon a stockholder’s death, “qualifying disability” (as defined in the share redemption program) or confinement to a long-term care facility (collectively referred to herein as

“Exceptional Redemptions”) and all other redemptions (referred to herein as “Ordinary Redemptions”).  The purchase price for shares redeemed under the redemption program is set forth below.

In the case of Ordinary Redemptions, the purchase price per share will equal 90% of (i) the most recently disclosed estimated value per share as determined in accordance with our valuation policy, less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders after the valuation was determined (the “Valuation Adjustment”); provided, however, that the purchase price per share shall not exceed: (1) prior to the first valuation conducted by the board of directors, or a committee thereof (the “Initial Board Valuation”), under the valuation policy, 90% of (i) average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) (the “Original Share Price”) less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by the board of directors, distributed to stockholders prior to the redemption date (the “Special Distributions”); or (2) on or after the Initial Board Valuation, the Original Share Price less any Special Distributions.

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

During the second quarter ended June 30, 2010, we redeemed shares as follows:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of	That May Be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
2010	Shares Redeemed	Paid Per Share	or Programs	Programs
April	—	$—	—
May	36,487	$9.58	36,487	(1)
June	—	$—	—
	36,487	$9.58	36,487	(1)

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

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

Dated: August 13, 2010	By:	/s/ Gary S. Bresky
Gary S. Bresky
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

3.1

Second Articles of Amendment and Restatement as amended by the First Articles of Amendment and the Second Articles of Amendment (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on November 14, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K filed on March 30, 2010)

3.2(a)	Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(a) to Form 10-K filed on March 30, 2010)

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-140887)

4.2

Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-140887)

4.3

Amended and Restated Automatic Purchase Plan (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-140887)

4.4	Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.2 to Form 10-Q filed on November 12, 2009)

4.5

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-140887)

10.1

Multifamily Mortgage, Assignment of Rents and Security Agreement between 15250 Sonoma Drive Fee Owner, LLC and Holliday Fenoglio Fowler, L.P. dated as of June 11, 2010, incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11, Commission File No. 333-140887

10.2

Multifamily Note made by 15250 Sonoma Drive Fee Owner, LLC in favor of Holliday Fenoglio Fowler, L.P. dated as of June 11, 2010, incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11, Commission File No. 333-140887

10.3

Guaranty by Behringer Harvard Opportunity REIT II, Inc. for the benefit of Holliday Fenoglio Fowler, L.P. effective as of June 11, 2010, incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11, Commission File No. 333-140887

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