Form 10-Q
period 2010-09-30
Behringer Harvard Opportunity REIT II, Inc.
filed 2010-11-15
CIK 1387061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

        As of October 29, 2010, Behringer Harvard Opportunity REIT II, Inc. had 21,478,432 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.
FORM 10-Q
Quarter Ended September 30, 2010

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Balance Sheets

(in thousands, except shares)

(unaudited)

	September 30, 2010	December 31, 2009
Assets
Real estate
Land and improvements, net	$34,430	$9,000
Buildings, net	91,141	25,314

Total real estate	125,571	34,314
Real estate loans receivable, net	25,211	39,712

Total real estate and real estate-related investments, net	150,782	74,026
Cash and cash equivalents	92,173	67,509
Restricted cash	1,657	—
Accounts receivable, net	708	344
Interest receivable—real estate loans receivable	1,645	398
Prepaid expenses and other assets	2,176	564
Investment in unconsolidated joint venture	4,485	506
Furniture, fixtures and equipment, net	1,770	—
Acquisition deposits	2,222	—
Lease intangibles, net	4,602	1,590

Total assets	$262,220	$144,937

Liabilities and Equity
Notes payable	$79,039	$18,500
Accounts payable	366	11
Payables to related parties	1,178	582
Acquired below-market leases, net	999	1,134
Distributions payable	860	607
Accrued and other liabilities	3,653	1,504

Total liabilities	86,095	22,338
Commitments and contingencies
Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 21,115,043 and 14,648,698 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	2	1
Additional paid-in capital	184,078	126,815
Accumulated distributions and net loss	(12,685)	(6,839)
Accumulated other comprehensive income	373	—

Total Behringer Harvard Opportunity REIT II, Inc. Equity	171,768	119,977
Noncontrolling interest	4,357	2,622

Total equity	176,125	122,599

Total liabilities and equity	$262,220	$144,937

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Operations and Other Comprehensive Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Rental revenue	$3,007	$1,313	$6,204	$4,087
Interest income from real estate loans receivable	1,169	302	3,753	302

Total revenues	4,176	1,615	9,957	4,389
Expenses:
Property operating expenses	1,097	310	2,016	931
Interest expense	702	329	1,399	980
Real estate taxes	303	139	663	419
Property management fees	86	42	196	132
Asset management fees	292	103	683	275
General and administrative	706	530	1,562	1,190
Acquisition expense	3,135	—	4,581	—
Depreciation and amortization	1,577	596	3,235	1,860

Total expenses	7,898	2,049	14,335	5,787
Interest income, net	180	149	437	374
Gain on sale of investment	152	—	152	—
Bargain purchase gain	—	—	5,492	—
Other income (expense)	5	—	(133)	—

Income (loss) before equity in losses of
unconsolidated joint venture	(3,385)	(285)	1,570	(1,024)
Equity in losses of unconsolidated joint venture	(144)	—	(151)	—

Net income (loss)	(3,529)	(285)	1,419	(1,024)
Net (income) loss attributable to the noncontrolling interest	231	—	(388)	—

Net income (loss) attributable to common shareholders	$(3,298)	$(285)	$1,031	$(1,024)

Weighted average shares outstanding:
Basic and diluted	20,509	11,389	18,369	9,616
Net income (loss) per share attributable to common shareholders
Basic and diluted	$(0.16)	$(0.03)	$0.06	$(0.11)
Comprehensive income (loss):
Net income (loss)	$(3,529)	$(285)	$1,419	$(1,024)

Other comprehensive loss:
Foreign currency translation gain	373	—	373	—

Total other comprehensive income	373	—	373	—

Comprehensive income (loss) attributable to common shareholders	$(3,156)	$(285)	$1,792	$(1,024)

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Equity

(in thousands)

(unaudited)

	Convertible Stock		Common Stock
							Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions and Net Income/(Loss)		Noncontrolling Interest	Total Equity
Balance at January 1, 2009	1	$—	7,323	$1	$59,987	$(1,166)	$—	$—	$58,822
Issuance of common stock, net			5,036		43,600				43,600
Redemption of common stock			(42)		(380)				(380)
Distributions declared on common stock						(2,904)			(2,904)
Net loss						(1,024)			(1,024)

Balance at September 30, 2009	1	$—	12,317	$1	$103,207	$(5,094)	$—	$—	$98,114

Balance at January 1, 2010	1	$—	14,649	$1	$126,815	$(6,839)	$—	$2,622	$122,599
Issuance of common stock, net			6,596	1	58,452				58,453
Redemption of common stock			(130)		(1,189)				(1,189)
Distributions declared on common stock						(6,877)			(6,877)
Contributions from noncontrolling interest								3,404	3,404
Distributions to noncontrolling interest								(2,057)	(2,057)
Other comprehensive income:
Foreign currency translation gain							373		373
Net income						1,031		388	1,419

Balance at September 30, 2010	1	$—	21,115	$2	$184,078	$(12,685)	$373	$4,357	$176,125

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,419	$(1,024)
Adjustments to reconcile net income (loss) to net cash
flows used in operating activities:
Depreciation and amortization	2,536	981
Amortization of deferred financing fees	143	100
Equity in losses of unconsolidated joint venture	151	—
Bargain purchase gain	(5,492)	—
Gain on sale of interest in unconsolidated joint venture	(152)	—
Change in accounts receivable	(285)	(138)
Change in interest receivable—real estate loan receivable	(1,246)	(300)
Change in prepaid expenses and other assets	(9)	(118)
Change in accounts payable	338	21
Change in accrued and other liabilities	789	283
Change in net payables to related parties	182	(348)
Addition of lease intangibles	(267)	(158)

Cash used in operating activities	(1,893)	(701)

Cash flows from investing activities:
Acquisition deposits	(2,222)	(23,696)
Purchases of real estate	(64,186)	—
Investment in unconsolidated joint venture	(4,630)	—
Proceeds from sale of interest in unconsolidated joint venture	616	—
Investment in real estate loans receivable	(12,594)	(12,629)
Additions of property and equipment	(893)	(371)
Change in restricted cash	(583)	—

Cash used in investing activities	(84,492)	(36,696)

Cash flows from financing activities:
Financing costs	(1,401)	—
Proceeds from notes payable	59,479	—
Issuance of common stock	61,031	48,280
Redemptions of common stock	(624)	(224)
Offering costs	(6,785)	(5,264)
Distributions	(2,002)	(674)
Contributions from noncontrolling interest holders	3,404	—
Distributions to noncontrolling interest holders	(2,057)	—

Cash provided by financing activities	111,045	42,118

Effect of exchange rate changes on cash and cash equivalents	4	—

Net change in cash and cash equivalents	24,664	4,721
Cash and cash equivalents at beginning of period	67,509	47,375

Cash and cash equivalents at end of period	$92,173	$52,096

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

        We acquire and operate commercial real estate and real estate-related assets. In particular, we focus generally on acquiring commercial properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. In addition, given economic conditions as of September 30, 2010, our opportunistic investment strategy also includes investments in real estate-related assets that present opportunities for higher current income. Such investments may have capital gain characteristics, whether as a result of a discount purchase or related equity participations. We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties. These properties may be existing, income-producing properties, newly constructed properties, or properties under development or construction and may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multi-tenant use. Further, we may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. We also may originate or invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans, and Section 1031 tenant-in-common interests (including those issued by affiliates of our advisor), or in entities that make investments similar to the foregoing. We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. We completed our first property acquisition, an office building located in Denver, Colorado, on October 28, 2008, and, as of September 30, 2010, we had invested in eight real estate and real estate-related assets, including two investments in unconsolidated joint ventures, one of which, our 9.99% interest in Stone Creek, we sold on August 30, 2010 to an unrelated third party.

        Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware on January 12, 2007 ("Behringer Harvard Opportunity OP II"). As of September 30, 2010, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, was the sole general partner of Behringer Harvard Opportunity OP II and owned a 0.1% partnership interest in Behringer Harvard Opportunity OP II. As of September 30, 2010, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of Behringer Harvard Opportunity OP II and owned the remaining 99.9% interest in Behringer Harvard Opportunity OP II.

        We are externally managed and advised by Behringer Harvard Opportunity Advisors II, LLC, a Texas limited liability company that was formed on March 16, 2010 ("Behringer Opportunity Advisors II") when Behringer Harvard Opportunity Advisors II LP, a Texas limited partnership formed in January 2007, was converted to a limited liability company. Behringer Opportunity Advisors II is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.

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

        In connection with our initial capitalization, on January 19, 2007, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer Harvard Holdings, an affiliate of our advisor. On April 2, 2010, Behringer Harvard Holdings transferred ownership of its convertible stock to Behringer Opportunity Advisors II. As of September 30, 2010, we had 21,115,043 shares of common stock outstanding, which includes the 22,471 shares issued to Behringer Harvard Holdings. As of September 30, 2010, we had 1,000 shares of convertible stock issued and outstanding to Behringer Opportunity Advisors II.

        We commenced operations on April 1, 2008 upon satisfaction of the conditions of our escrow agreement and our acceptance of initial subscriptions of common stock. Upon admission of new stockholders, subscription proceeds are used for payment of dealer manager fees and selling commissions and may be utilized as consideration for investments and the payment or reimbursement of offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments. Through September 30, 2010, we had sold 21,306,762 shares in the Offering, including the DRP, for gross proceeds of $212.3 million.

        On September 13, 2010, we filed a registration statement on Form S-11 with the SEC to register a follow-on public offering. Pursuant to the registration statement, we propose to register 50,000,000 shares of our common stock at a price of $10.00 per share in our primary offering, with discounts available to investors who purchase more than 50,000 shares and to other categories of purchasers. We will also register 25,000,000 shares of common stock pursuant to our distribution reinvestment plan at $9.50 per share. The follow-on public offering has not yet been declared effective.

        Our common stock is not currently listed on a national securities exchange. Depending upon then prevailing market conditions, it is our intention to consider beginning the process of liquidating our assets and distributing the net proceeds to our stockholders within three to six years after the termination of our current primary offering. If we do not begin an orderly liquidation within that period, we may seek to have our shares listed on a national securities exchange.

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

        The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet and consolidated statement of equity as of September 30, 2010, the consolidated statements of operations and other comprehensive income for the three and nine months ended September 30, 2010 and 2009, and the consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to fairly present our consolidated financial position as of September 30, 2010 and December 31, 2009 and our consolidated results of operations and cash flows for the periods ended September 30, 2010 and 2009. Such adjustments are of a normal recurring nature.

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

        We amortize the value of in-place leases to expense over the term of the respective leases. The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles is charged to expense. As of September 30, 2010, the estimated remaining useful life for acquired lease intangibles was approximately 4.5 years.

        Anticipated amortization expense associated with the acquired lease intangibles as of September 30, 2010 is as follows:

Year	Lease Intangibles
October 1, 2010 - December 31, 2010	$1,436
2011	1,384
2012	226
2013	141
2014	81

        Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

As of September 30, 2010	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost	$93,728	$34,442	$7,381	$(2,621)
Less: depreciation and amortization	(2,587)	(12)	(2,779)	1,622

Net	$91,141	$34,430	$4,602	$(999)

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3. Summary of Significant Accounting Policies (Continued)

As of December 31, 2009	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost	$26,548	$9,000	$2,787	$(2,143)
Less: depreciation and amortization	(1,234)	—	(1,197)	1,009

Net	$25,314	$9,000	$1,590	$(1,134)

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

  Investment Impairment

        For real estate we consolidate, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.

        We also evaluate our investments in real estate loans receivable each reporting date. If it is probable we will not collect all principal and interest in accordance with the terms of the loan, we will record an impairment charge based on these evaluations. While we believe it is currently probable we will collect all scheduled principal and interest with respect to our real estate loan receivable, current market conditions with respect to credit availability and with respect to real estate market fundamentals create a significant amount of uncertainty. Given this, any future adverse development in market conditions may cause us to re-evaluate our conclusions, and could result in material impairment charges with respect to the real estate loan receivable.

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

        We believe the carrying value of our operating real estate and loan investment is currently recoverable. Accordingly, there were no impairment charges for the three and nine months ended September 30, 2010 or 2009. However, if market conditions worsen beyond our current expectations, or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments. Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

  Revenue Recognition

        We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. Straight-line rental revenue of $0.1 million was recognized in rental revenues for both the three and nine months ended September 30, 2010. Straight-line rental revenue of less than $0.1 million was recognized in rental revenues for both the three and nine months ended September 30, 2009. Below market lease amortization of $0.2 million and $0.7 million was recognized in rental revenues for the three and nine months ended September 30, 2010, respectively. Below market lease amortization of $0.3 million and $0.9 million was recognized in rental revenues for the three and nine months ended September 30, 2009, respectively.

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

  Accounts Receivable

        Accounts receivable primarily consist of straight-line rental revenue receivables of $0.3 million and receivables from our tenants related to our consolidated properties of $0.4 million as of September 30, 2010. As of December 31, 2009, accounts receivable primarily consist of straight-line rental revenue receivables of $0.2 million and receivables from our tenants of $0.1 million related to 1875 Lawrence.

  Prepaid Expenses and Other Assets

        Prepaid expenses and other assets include prepaid directors and officers' insurance, as well as prepaid insurance of our consolidated properties, and cash deposits in escrow related to acquisitions pending their consummation.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3. Summary of Significant Accounting Policies (Continued)

  Furniture, Fixtures, and Equipment

        Furniture, fixtures, and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of five to seven years. Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized. Accumulated depreciation associated with our furniture, fixtures, and equipment was $0.1 million as of September 30, 2010. We did not have any furniture, fixtures, and equipment as of December 31, 2009.

  Deferred Financing Fees

        Deferred financing fees are recorded at cost and are amortized to interest expense of our notes payable using a straight-line method that approximates the effective interest method over the life of the related debt. Accumulated amortization of deferred financing fees was $0.3 million and $0.1 million as of September 30, 2010 and December 31, 2009, respectively.

  Organization and Offering Expenses

        We reimburse our advisor or its affiliates for any organization and offering expenses incurred on our behalf in connection with the primary offering (other than selling commissions and the dealer manager fee) up to 1.5% of the gross proceeds raised in the completed primary offering. Before October 2, 2009 we did not reimburse expenses that caused our total organization and offering expenses (other than selling commissions and the dealer manager fee) related to our primary offering to exceed 1.5% of gross offering proceeds from the primary offering as of the date of reimbursement. At each balance sheet date, we estimated the total gross public offering proceeds expected to be received under the Offering and recognized the amount of organization and offering reimbursement. We recorded the amount of reimbursement at the lower of (a) 1.5% of the estimated gross public offering proceeds, or (b) the actual organization and offering costs incurred by our advisor or its affiliates. Effective October 2, 2009, we changed the timing in determining the limit on the amount of the reimbursement of organization and offering expenses (other than selling commissions and the dealer manager fee). We have reimbursed our advisor for organization and offering expenses that it incurred on our behalf (other than selling commissions and the dealer manager fee) of $6.7 million. Included in payables to affiliates on our consolidated balance sheet as of September 30, 2010 is $0.8 million of organization and offering expense reimbursement payable. In October 2010, we reimbursed the $0.8 million to our advisor. Accordingly, we will not reimburse any additional organization and offering expenses until the completion of the primary offering. Upon completion of the primary offering, we will determine whether we can reimburse our advisor for any additional organization and offering expenses (other than selling commissions and the dealer manager fee) incurred up to 1.5% of the gross proceeds from the completed primary. Our advisor will be required to reimburse us to the extent we have paid more organization and offering expenses than permitted under the cap. Until $7.5 million of organization and offering expenses were reimbursed, we recorded the actual organization and offering costs incurred by our advisor or its affiliates and reimbursed by us. See Note 12.

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

        The Euro is the functional currency for the operations of Holstenplatz. We also maintain a Euro-denominated bank account that is translated into U.S. dollars at the current exchange rate at each reporting period. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in our consolidated statement of equity. As of September 30, 2010, the cumulative foreign currency translation adjustment was a gain of $0.4 million. There was no cumulative foreign currency translation adjustment for the three and nine months ended September 30, 2009 as we acquired Holstenplatz on June 30, 2010.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3. Summary of Significant Accounting Policies (Continued)

  Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) ("AOCI"), which is reported in the accompanying consolidated statement of equity, consists of gains and losses affecting equity that are excluded from net income (loss) under GAAP. The components of AOCI consist of cumulative foreign currency translation gains and losses.

  Stock-Based Compensation

        We have adopted a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates. We have not issued any stock-based awards under the plan as of September 30, 2010.

  Concentration of Credit Risk

        At September 30, 2010 and December 31, 2009, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

  Noncontrolling Interest

        Noncontrolling interest represents the noncontrolling ownership interest's proportionate share of the equity in our consolidated real estate investments including the 10% unaffiliated partner's share of the equity in Palms of Monterrey, the 20% unaffiliated partner's share of the equity in Archibald Business Center, and the 10% unaffiliated partner's share of the equity in Parrot's Landing. Income and losses are allocated to noncontrolling interest holders based on their ownership percentage.

  Earnings per Share

        Net income (loss) per share is calculated based on the weighted average number of common shares outstanding during each period. The weighted average shares outstanding used to calculate both basic and diluted income (loss) per share were the same for the three and nine months ended September 30, 2010 and 2009 as there were no stock-based awards outstanding.

4. New Accounting Pronouncements

        In January 2010, the FASB updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurements using significant observable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements. We adopted the guidance on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010. We will adopt the remaining guidance on January 1, 2011. The adoption of the required guidance did not have a material

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4. New Accounting Pronouncements (Continued)

impact on our financial statements or disclosures. We do not expect that the adoption of the remaining guidance will have an impact on our financial statements or disclosures.

        In July 2010, the FASB updated accounting guidance related to receivables which requires additional disclosures about the credit quality of the company's financing receivables and allowances for credit losses. These disclosures will provide financial statement users with additional information about the nature of credit risks inherent in our financing receivables, how we analyze and assess credit risk in determining our allowance for credit losses, and the reasons for any changes we may make in our allowance for credit losses. This update is generally effective for interim and annual reporting periods ending on or after December 15, 2010; however, certain aspects of the update pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. We expect the adoption of this update will primarily result in increased notes receivable disclosures, but will not have any other impact on our financial statements.

5. Fair Value Disclosure of Financial Instruments

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

        As of September 30, 2010 and December 31, 2009, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities and the carrying value of real estate loans receivable reasonably approximated fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

        The notes payable totaling $79 million and $18.5 million as of September 30, 2010 and December 31, 2009, respectively, have a fair value of approximately $77.4 million and $18.5 million as of September 30, 2010 and December 31, 2009, respectively, based upon interest rates for debt with similar terms and remaining maturities that management believes we could obtain.

6. Real Estate and Real Estate Investments

        As of September 30, 2010, we consolidated six real estate assets. In addition, we have a noncontrolling, unconsolidated ownership interest in one real estate asset that we account for using the

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

6. Real Estate and Real Estate Investments (Continued)

equity method. The following table presents certain information about our consolidated investments as of September 30, 2010:

Property Name	Location	Approximate Rentable Square Footage		Description	Ownership Interest
1875 Lawrence	Denver, CO	185,000		15-story Office Building	100%
PAL Loan	(1)	n/a		Hospitality/Redevelopment	Lender
Palms of Monterrey	Fort Myers, FL		(2)	Multifamily	90%
Holstenplatz	Hamburg, Germany	80,000		8-story Office Building	100%
Archibald Business Center	Ontario, CA	231,000		Office and Industrial Warehouse	80%
Parrot's Landing	North Lauderdale, FL		(3)	Multifamily	90%

(1)
Hotel lodging units located on U.S. Army installations at Fort Hood, Texas; Fort Leavenworth, Kansas; Fort Myer, Virginia; Fort Polk, Louisiana; Fort Riley, Kansas; Fort Rucker, Alabama; Fort Sam Houston, Texas; Tripler Army Medical Center and Fort Shafter, Hawaii; Fort Sill, Oklahoma; and Yuma Proving Ground, Arizona.

(2)
408 units.

(3)
560 units.

Real Estate Asset Acquisitions

  Palms of Monterrey

        On May 10, 2010, we obtained a 90% fee simple interest in the Palms of Monterrey, a 408-unit multifamily complex located in Fort Myers, Florida. Prior to May 10, 2010, we were the holder of a 90% interest in a promissory note that we acquired at a discount in October 2009. The promissory note was secured by a first lien mortgage in the Palms of Monterrey property. The aggregate purchase price for the promissory note was $25.4 million and proceeds from our Offering were used to acquire the 90% interest in the note. On January 20, 2010, we reached an agreement with the borrower that the borrower would not contest the foreclosure proceedings in exchange for $0.3 million. A final judgment of foreclosure was entered on March 22, 2010 and the foreclosure sale for Palms of Monterrey was held on April 27, 2010. We were the only bidder in the sale and acquired the fee simple interest in the property on May 10, 2010.

        As a result of obtaining a fee simple interest in Palms of Monterrey, the identifiable assets and liabilities assumed were measured at fair value, resulting in a bargain purchase gain of $5.5 million which was recognized in the line item 'bargain purchase gain' in the consolidated statement of operations for the three and nine months ended September 30, 2010. In determining fair value, we obtained an appraisal and utilized assumptions including estimated cash flows, discount rates, and capitalization rates.

        Palms of Monterrey contributed rental revenue of $1.6 million and a net loss of $1.1 million to our consolidated statements of operations for the period from May 10, 2010 to September 30, 2010. The

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

6. Real Estate and Real Estate Investments (Continued)

following unaudited pro forma summary presents consolidated information as if the business combination had occurred on January 1, 2009:

	Pro Forma for the Nine Months Ended September 30,
	2010	2009
Revenue	$10,339	$7,495
Net income (loss)	$(3,892)	$3,636
Net income (loss) per share	$(0.21)	$0.38

        The pro forma amounts for the nine months ended September 30, 2010 have been calculated after applying our accounting policies and adjusting the results of Palms of Monterrey to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to the tangible and intangible assets had been applied from January 1, 2009. Included in the pro forma net income (loss) for the nine months ended September 30, 2010 and 2009 is depreciation and amortization expense of $0.9 million and $1.9 million, respectively.

        During the nine months ended September 30, 2010, we incurred $0.1 million in acquisition expenses related to acquiring the fee simple interest in the Palms of Monterrey. The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Palms of Monterrey
Land	$5,800
Land improvements	562
Building	23,604
Lease intangibles, net	1,028
Acquired below-market leases, net	(16)
Furniture, fixtures and equipment	1,123
Working capital	482

Total identifiable net assets	$32,583

        We are in the process of finalizing our acquisition allocations, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.

  Holstenplatz

        On June 30, 2010, we acquired a 100% interest in a multi-tenant office building known as Holstenplatz, located in Hamburg, Germany ("Holstenplatz"). Holstenplatz is an eight-story office building containing approximately 80,000 rentable square feet. Total consideration transferred for Holstenplatz was $12.5 million and consisted of cash of $2.8 million from the proceeds of our Offering, and proceeds of $9.7 million from a loan with a financial institution (see Note 8).

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

6. Real Estate and Real Estate Investments (Continued)

        Holstenplatz contributed rental revenue of $0.3 million and a net loss of $0.8 million to our consolidated statements of operations for the period from June 30, 2010 through September 30, 2010. The following unaudited pro forma summary presents consolidated information as if the business combination had occurred on January 1, 2009:

	Pro Forma for the Nine Months Ended September 30,
	2010	2009
Revenue	$10,638	$5,416
Net loss	$2,346	$(2,966)
Net loss per share	$0.13	$(0.31)

        These pro forma amounts have been calculated after applying our accounting policies and adjusting the results of Holstenplatz to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to the tangible and intangible assets had been applied from January 1, 2009. Included in the pro forma net loss for both the nine months ended September 30, 2010 and 2009 is depreciation and amortization expense of $0.6 million and interest expense of $0.6 million, respectively.

        During the nine months ended September 30, 2010, we incurred $1.3 million of acquisition expenses related to the Holstenplatz acquisition. The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date. In determining fair value, we obtained an appraisal and utilized assumptions including estimated cash flows, discount rates, and capitalization rates.

Holstenplatz
Land	$2,703
Building	8,858
Lease intangibles, net	1,079
Acquired below-market leases, net	(127)

Total identifiable net assets	$12,513

        We are in the process of finalizing our acquisition allocations, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.

  Archibald Business Center

        On August 27, 2010, we acquired an 80% interest in a corporate headquarters and industrial warehouse facility known as Archibald Business Center located in Ontario, California ("Archibald Business Center"). Archibald Business Center is a corporate headquarters and industrial warehouse facility containing approximately 231,000 square feet situated on an 11-acre site. The total consideration transferred for Archibald Business Center was $9.5 million. The consideration paid for our interest was cash of $7.6 million, exclusive of closing costs, which we funded from proceeds from our Offering. On

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

6. Real Estate and Real Estate Investments (Continued)

October 25, 2010, we entered into a loan agreement with a financial institution to borrow up to $7.9 million with an initial advance of $6.1 million funded at closing. See Note 14.

        Archibald Business Center contributed rental revenue of $0.1 million and a net loss of $0.2 million to our consolidated statements of operations for the period from August 27, 2010 through September 30, 2010. The following unaudited pro forma summary presents consolidated information as if the business combination had occurred on January 1, 2009:

	Pro Forma for the Nine Months Ended September 30,
	2010	2009
Revenue	$10,681	$5,216
Net income (loss)	$1,769	$(1,763)
Net income (loss) per share	$0.10	$(0.18)

        These pro forma amounts have been calculated after applying our accounting policies and adjusting the results of Archibald Business Center to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to the tangible and intangible assets had been applied from January 1, 2009. Included in the pro forma net income (loss) for the nine months ended September 30, 2010 and 2009 is depreciation and amortization expense of $0.3 and $0.4 million, respectively.

        During the nine months ended September 30, 2010, we incurred $0.5 million of acquisition expenses related to the Archibald Business Center acquisition. The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date. In determining fair value, we obtained an appraisal and utilized assumptions including estimated cash flows, discount rates, and capitalization rates.

Archibald Business Center
Land	$3,892
Building	5,193
Lease intangibles, net	525
Acquired below-market leases, net	(104)

Total identifiable net assets	$9,506

        We are in the process of finalizing our acquisition allocations, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.

  Parrot's Landing

        On September 17, 2010, we acquired a 90% interest in a 560-unit multifamily community located in North Lauderdale, Florida ("Parrot's Landing"). The total consideration transferred for Parrot's Landing was $42 million and consisted of $12.4 million cash and a new mortgage loan of $29.6 million.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

6. Real Estate and Real Estate Investments (Continued)

The consideration paid for our 90% interest was cash of $11.2 million, exclusive of closing costs, which we funded from proceeds from our Offering.

        Parrot's Landing contributed rental revenue of $0.2 million and a net loss of $1.2 million to our consolidated statements of operations for the period from September 17, 2010 through September 30, 2010. The following unaudited pro forma summary presents consolidated information as if the business combination had occurred on January 1, 2009:

	Pro Forma for the Nine Months Ended September 30,
	2010	2009
Revenue	$14,737	$9,408
Net loss	$3,793	$(4,030)
Net loss per share	$0.21	$(0.42)

        These pro forma amounts have been calculated after applying our accounting policies and adjusting the results of Parrot's Landing to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to the tangible and intangible assets had been applied from January 1, 2009. Included in the pro forma net loss for both the nine months ended September 30, 2010 and 2009 is depreciation and amortization expense of $1 million and $2.5 million, respectively.

        During the nine months ended September 30, 2010, we incurred $2 million of acquisition expenses related to the Parrot's Landing acquisition. The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date. In determining fair value, we obtained an appraisal and utilized assumptions including estimated cash flows, discount rates, and capitalization rates.

Parrot's Landing
Land	$11,064
Land Improvements	1,110
Building	27,645
Furniture, fixtures and equipment	708
Lease intangibles, net	1,498
Acquired below-market leases, net	(25)

Total identifiable net assets	$42,000

        We are in the process of finalizing our acquisition allocations, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.

Investments in Unconsolidated Joint Ventures

        On August 10, 2010, through a joint venture with unaffiliated third parties, we acquired a 16% interest in a two-building industrial warehouse complex located in San Bernardino, California ("El Cajon Distribution Center"). The consideration paid for our interest was $3.7 million, exclusive of

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

6. Real Estate and Real Estate Investments (Continued)

closing costs, and was funded from the proceeds of our Offering. The aggregate purchase price of the El Cajon Distribution Center, exclusive of closing costs, was $50.3 million and consisted of cash of $23.3 million and a note payable to a financial institution of $27 million.

        On August 30, 2010, we sold our 9.99% interest in Stone Creek, which we had acquired on November 30, 2009. We recognized a gain on sale of the investment of $0.2 million, which is recorded in our consolidated statements of operations for the three and nine months ended September 30, 2010. As of September 30, 2010, we no longer have any continuing involvement in Stone Creek.

        The following table presents certain information about our unconsolidated investments as of September 30, 2010 and December 31, 2009.

		Carrying Value of Investment
Property Name	Ownership Interest	September 30, 2010	December 31, 2009
Stone Creek	9.99%	$—	$506
El Cajon Distribution Center	16.00%	4,485	—

		$4,485	$506

        Our investments in unconsolidated joint ventures as of September 30, 2010 consisted of our proportionate share of the combined assets and liabilities of El Cajon Distribution Center while our investments in unconsolidated joint ventures as of December 31, 2009 consisted of our proportionate share of the combined assets and liabilities of Stone Creek as follows:

	September 30, 2010	December 31, 2009
Real estate assets, net	$50,229	$13,886
Cash and cash equivalents	2,254	641
Other assets	27	46

Total assets	$52,510	$14,573

Notes payable	$27,076	$12,917
Other liabilities	514	151

Total liabilities	27,590	13,068
Equity	24,920	1,505

Total liabilities and equity	$52,510	$14,573

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

6. Real Estate and Real Estate Investments (Continued)

        Our equity in losses from these investments is our proportionate share of the combined loss of our unconsolidated joint ventures for the three and nine months ended September 30, 2010. We had no unconsolidated joint ventures for the three and nine months ended September 30, 2009.

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Revenue	$448	$1,862
Operating expenses:
Operating expenses	306	652
Property taxes	221	385

Total operating expenses	527	1,037

Operating income	(79)	825
Non-operating expenses:
Depreciation and amortization	277	760
Interest and other, net	609	1,107

Total non-operating expenses	886	1,867

Net loss	$(965)	$(1,042)

Company's share of net loss	$(144)	$(151)

7. Variable Interest Entities

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

  PAL Loan

        On August 14, 2009, we entered into a loan agreement with an unaffiliated third party (borrower) to provide up to $25 million of second lien financing for the privatization of, and improvements to, approximately 3,200 hotel lodging units on ten U.S. Army installations, the PAL Loan. As of September 30, 2010, the full balance of $25 million available under the loan agreement had been advanced and was outstanding and is included in real estate loans receivable on the consolidated balance sheet at September 30, 2010. Based on our evaluation, we have determined that the

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

7. Variable Interest Entities (Continued)

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

  Stone Creek

        In November 2009, we acquired a 9.99% limited partnership interest in a multifamily property, Stone Creek, in Killeen, Texas for $0.5 million. Based on our evaluation, we determined that the entity met the criteria of a variable interest entity under GAAP but that we were not the primary beneficiary because we did not have a significant obligation to absorb losses or significant right to receive benefits. These obligations and rights were held by the owner of the 90% interest. Accordingly, we did not consolidate the Stone Creek entity and instead accounted for it under the equity method of accounting. On August 30, 2010, we sold our 9.99% interest in Stone Creek to an unrelated third party. Accordingly, we no longer have any continuing involvement in Stone Creek.

        At September 30, 2010 and December 31, 2009, our recorded investment in VIEs that are unconsolidated and our maximum exposure to loss were as follows:

As of September 30, 2010	Investments in Unconsolidated VIEs	Our Maximum Exposure to Loss
PAL Loan(1)	$—	$25,000

As of December 31, 2009	Investments in Unconsolidated VIEs	Our Maximum Exposure to Loss
PAL Loan(1)	$—	$25,000
Stone Creek	506	506

	$506	$25,506

(1)
We have no equity interest in the PAL Loan VIE. Our maximum exposure to loss consists of the $25 million loan commitment of second lien financing.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

8. Real Estate Loans Receivable

        As of September 30, 2010, we had an investment in one real estate loan receivable, the PAL Loan. As of December 31, 2009, we had invested in two real estate loans receivable, the PAL Loan and the Palms of Monterrey loan.

Loan Name	Date Acquired	Property Type	Book Value as of 9/30/2010	Book Value as of 12/31/2009	Annual Effective Interest Rate		Maturity Date
PAL Loan	8/14/2009	Hospitality/Redevelopment	$25,211	$12,634	18%		9/1/2016
Palms of Monterrey	10/2/2009	Multifamily	—	27,078		(1)		(1)

			$25,211	$39,712

(1)
We acquired the loan in default with the intent to foreclose on the borrower and secure a fee simple interest in the underlying collateral. We obtained the fee simple interest on May 10, 2010.

        During the nine months ended September 30, 2010, we earned $3.8 million in interest income from our real estate loans receivable, including $2.7 million related to the PAL Loan. Until the foreclosure process was complete on the Palms of Monterrey, we recognized interest income on the defaulted note when cash was received. During the nine months ended September 30, 2010, we received $1.1 million related to the Palms of Monterrey real estate loan receivable, which was recognized as interest income in the period received. A final judgment of foreclosure was entered on March 22, 2010 and the foreclosure sale for Palms of Monterrey was held on April 27, 2010. We were the only bidder in the sale and we acquired a fee simple interest in the property on May 10, 2010. See Note 6.

9. Notes Payable

        The following table sets forth information on our notes payable as of September 30, 2010 and December 31, 2009.

Description	September 30, 2010	December 31, 2009	Interest Rate	Maturity Date
1875 Lawrence	$18,996	$18,500	30-day LIBOR + 2.5%(1)(2)	12/31/12
Palms of Monterrey	19,700	—	30-day LIBOR + 3.35%(1)(3)	07/01/17
Holstenplatz	10,765	—	3.887%	04/30/15
Parrot's Landing	29,578	—	4.230%	10/01/17

	$79,039	$18,500

(1)
30-day LIBOR was 0.256% at September 30, 2010.

(2)
The loan has a minimum interest rate of 6.25%.

(3)
The loan has a maximum interest rate of 7%.

        On September 17, 2010, in connection with the acquisition of the Parrot's Landing property, we entered into a loan agreement with a financial institution to borrow up to $29.6 million. The loan is

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

9. Notes Payable (Continued)

secured by a first mortgage lien on the assets of Parrot's Landing, including the land, fixtures, improvements, contracts, leases, rents, and reserves. The loan is non-recourse to us. The loan bears interest at a fixed annual rate of 4.23% and requires monthly principal and interest payments, with any unpaid principal and interest due on the maturity date, October 1, 2017. The Parrot's Landing Joint Venture has the right to prepay the entire outstanding amount of the loan provided that if prepayment is made prior to July 1, 2017, a prepayment premium is required.

        We have unconditionally guaranteed payment of the note payable related to 1875 Lawrence for an amount not to exceed the lesser of (i) $11.75 million and (ii) 50% of the total amount advanced under the loan agreement if the aggregate amount advanced is less than $23.5 million. Under the loan agreement related to 1875 Lawrence, we are able to draw up to the $23.5 million maximum available to fund capital improvements, tenant improvements, and leasing costs.

        We are subject to customary affirmative, negative, and financial covenants, representations, warranties and borrowing conditions, all as set forth in the loan agreements.

        The following table summarizes our contractual obligations for principal payments as of September 30, 2010:

Year	Amount Due
October 1, 2010 - December 31, 2010	$135
2011	1,012
2012	19,569
2013	1,117
2014	1,154
Thereafter	56,052

$79,039

10. Leasing Activity

        Future minimum base rental payments due to us under non-cancelable leases in effect as of September 30, 2010 for our consolidated properties are as follows:

Year	Minimum Rental Payments
October 1, 2010 - December 31, 2010	$1,109
2011	3,516
2012	2,554
2013	1,678
2014	1,028
Thereafter	2,131

Total	$12,016

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

10. Leasing Activity (Continued)

        The schedule above does not include rental payments due to us from our multifamily properties as leases associated with these properties typically include cancellation rights. As of September 30, 2010, none of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.

11. Distributions

        We initiated the payment of monthly distributions in April 2008 in an amount equal to a 3% annualized rate of return, based on an investment in our common stock of $10.00 per share and calculated on a daily record basis of $0.0008219 per share. The annualized rate of return was raised to 5% effective June 1, 2009, calculated on a daily record basis of $0.0013699 per share. A portion of each distribution is expected to constitute a return of capital for tax purposes. Pursuant to the DRP, stockholders may elect to reinvest any cash distribution in additional shares of common stock. We record all distributions when declared, except that the stock issued through the DRP is recorded when the shares are actually issued. Distributions declared and payable as of September 30, 2010 were $0.9 million, which included $0.6 million of cash distributions payable. Distributions declared and payable as of December 31, 2009 were $0.6 million, which included $0.2 million of cash distributions payable.

        The following are the distributions declared for the first, second, and third quarters of 2010 and 2009:

2010	Cash	DRP	Total	Per Share
3rd Quarter	$1,133	$1,454	$2,587	$0.126
2nd Quarter	716	1,607	2,323	0.125
1st Quarter	571	1,396	1,967	0.123

	$2,420	$4,457	$6,877	$0.374

2009	Cash	DRP	Total	Per Share
3rd Quarter	$392	$1,045	$1,437	$0.126
2nd Quarter	227	654	881	0.091
1st Quarter	147	439	586	0.074

	$766	$2,138	$2,904	$0.291

        On September 29, 2010, the Company's board of directors declared distributions payable to stockholders of record each day during the months of October, November, and December 2010. Distributions payable to each stockholder of record will be paid on or before the 16th day of the following month.

12. Related Party Transactions

        Our advisor and certain of its affiliates will receive fees and compensation in connection with the Offering, and in connection with the acquisition, management, and sale of our assets.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

12. Related Party Transactions (Continued)

        Behringer Securities LP ("Behringer Securities"), the dealer-manager and an affiliate of our advisor, receives commissions of up to 7% of gross offering proceeds. Behringer Securities reallows 100% of selling commissions earned to participating broker-dealers. In addition, we pay Behringer Securities a dealer manager fee of up to 2.5% of gross offering proceeds. Pursuant to separately negotiated agreements, Behringer Securities may reallow a portion of its dealer manager fee in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in the Offering; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts and no more than 0.5% of gross offering proceeds for out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties. Further, in special cases pursuant to separately negotiated agreements and subject to applicable limitations imposed by the Financial Industry Regulatory Authority, Behringer Securities may use a portion of its dealer manager fee to reimburse certain broker-dealers participating in the Offering for technology costs and expenses associated with the Offering and costs and expenses associated with the facilitation of the marketing and ownership of our shares by such broker-dealers' customers. No selling commissions or dealer manager fee will be paid for sales under the DRP. For the nine months ended September 30, 2010, Behringer Securities earned selling commissions and dealer manager fees of $4.2 million and $1.5 million, respectively, which were recorded as a reduction to additional paid-in capital. For the nine months ended September 30, 2009, Behringer Securities earned selling commissions and dealer manager fees of $3.3 million and $1.2 million, respectively, which were recorded as a reduction to additional paid-in capital.

        We reimburse Behringer Opportunity Advisors II or its affiliates for any organization and offering expenses incurred on our behalf in connection with our primary offering (other than selling commissions and the dealer manager fee). On October 2, 2009, we entered into an Amended and Restated Advisory Management Agreement with Behringer Opportunity Advisors II. The Amended and Restated Advisory Management Agreement changes the timing in determining the reimbursement of organization and offering expenses by us during the offering and waives the reimbursement of $3.5 million of organization and offering expenses (other than selling commissions and the dealer manager fee) the advisor incurred on our behalf through December 31, 2008. We wrote off the $3.5 million of organization and offering expenses in the fourth quarter of 2009 which reduced the outstanding balance payable to affiliates, and increased our additional paid-in capital. Pursuant to the Amended and Restated Advisory Management Agreement we reimbursed our advisor for organization and offering expenses (other than selling commissions and the dealer manager fee) incurred on our behalf until an aggregate of $7.5 million of such organization and offering expenses have been reimbursed to our advisor. Thereafter, we will not reimburse any additional organization and offering expenses until the completion of our primary offering. Upon completion of our primary offering, we will reimburse our advisor for any additional organization and offering expenses (other than selling commissions and the dealer manager fee) incurred up to 1.5% of the gross proceeds from the completed primary offering; provided however, we will not be required to reimburse our advisor any additional amounts and our advisor will be required to reimburse us to the extent that the total amount spent by us on organization and offering expenses (other than selling commissions and the dealer manager fee) would exceed 1.5% of the gross proceeds from the completed primary offering. In connection with the Amended and Restated Advisory Management Agreement, we reimbursed

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

12. Related Party Transactions (Continued)

$3.4 million of organization and offering expenses to Behringer Opportunity Advisors II on October 20, 2009.

        Since our inception through September 30, 2010, approximately $12.3 million of organization and offering expenses had been incurred by Behringer Opportunity Advisors II or its affiliates on our behalf. Of this amount, $3.5 million had been written off per the Amended and Restated Advisory Management Agreement (discussed above), and $6.7 million had been reimbursed by us. Included in payables to affiliates on our consolidated balance sheet at September 30, 2010 is $0.8 million of organization and offering expense reimbursement payable. Of the $0.8 million of organizational and offering expense reimbursable by us through September 30, 2010, none was expensed as organizational costs. In October 2010, we reimbursed the $0.8 million to our advisor. The total we are required to remit to our advisor for organization and offering expenses pursuant to the Amended and Restated Advisory Management Agreement is limited to 1.5% of the gross proceeds raised in the completed primary offering as determined upon completion of the offering. Behringer Opportunity Advisors II or its affiliates determines the amount of organization and offering expenses owed based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on respective equity offering results of those entities in offering.

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

        Our advisor or its affiliates also receive an acquisition expense reimbursement in the amount of 0.25% of the funds paid for purchasing an asset, including any debt attributable to the asset, plus 0.25% of the funds budgeted for development, construction, or improvement in the case of assets that we acquire and intend to develop, construct, or improve. Our advisor or its affiliates will also receive an acquisition expense reimbursement in the amount of 0.25% of the funds advanced in respect of a loan or other investment. In addition, to the extent our advisor or its affiliates directly provide services formerly provided or usually provided by third parties, including without limitation accounting services related to the preparation of audits required by the SEC, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a completed investment the direct employee costs and burden to our advisor of providing these services will be acquisition expenses for which we will reimburse our advisor. We also pay third parties, or reimburse the advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder's fees, title insurance, premium expenses, and other closing costs. In addition, acquisition expenses for which we will reimburse our advisor, include any payments made to (i) a prospective seller of an asset, (ii) an agent of a prospective seller of an asset, or (iii) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset. Except as described above with respect to services customarily or previously provided by third parties, our advisor is responsible for paying all of the expenses it incurs associated with persons employed by the advisor to the extent

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

12. Related Party Transactions (Continued)

dedicated to making investments for us, such as wages and benefits of the investment personnel. Our advisor or its affiliates are also responsible for paying all of the investment-related expenses that we or our advisor or its affiliates incur that are due to third parties or related to the additional services provided by our advisor as described above with respect to investments we do not make other than certain non-refundable payments made in connection with any acquisition. For the nine months ended September 30, 2010, we incurred $2 million and $0.2 million of acquisition and advisory fees and acquisition expense reimbursements, respectively. For the nine months ended September 30, 2009, we incurred $0.3 million and $0.1 million of acquisition and advisory fees and acquisition expense reimbursements, respectively.

        We pay our advisor or its affiliates a debt financing fee of 1% of the amount available under any loan or line of credit made available to us. It is anticipated that our advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. We incurred debt financing fees of $0.6 million for the nine months ended September 30, 2010. We did not incur any debt financing fees for the nine months ended September 30, 2009.

        We pay our advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties. We incurred no such fees for the nine months ended September 30, 2010 or 2009.

        We pay our property manager and affiliate of our advisor, Behringer Harvard Opportunity II Management Services, LLC ("BHO II Management"), or its affiliates, fees for the management, leasing, and construction supervision of our properties. Property management fees are 4.5% of the gross revenues of the properties managed by BHO II Management or its affiliates plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property. In the event that we contract directly with a third-party property manager in respect of a property, BHO II Management or its affiliates receives an oversight fee equal to 0.5% of the gross revenues of the property managed. In no event will BHO II Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property. In the event we own a property through a joint venture that does not pay BHO II Management directly for its services, we will pay BHO II Management a management fee or oversight fee, as applicable, based only on an economic interest in the property. We incurred and expensed property management fees or oversight fees to BHO II Management of approximately $0.2 million and less than $0.1 million for the nine months ended September 30, 2010 and 2009, respectively.

        We pay our advisor or its affiliates a monthly asset management fee of one-twelfth of 1.0% of the sum of the higher of the cost or value of each asset. For the nine months ended September 30, 2010 and 2009, we expensed $0.7 million and $0.3 million, respectively, of asset management fees.

        We reimburse our advisor or its affiliates for all expenses paid or incurred by the advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2% of our average invested assets,

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

12. Related Party Transactions (Continued)

or (B) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period. Notwithstanding the above, we may reimburse the advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the nine months ended September 30, 2010 and 2009, we incurred and expensed such costs for administrative services totaling $0.7 million and $0.3 million, respectively.

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

13. Supplemental Cash Flow Information

        Supplemental cash flow information is summarized below:

	Nine Months ended September 30,
	2010	2009
Interest paid	$1,200	$784
Non-cash investing activities:
Conversion of loan to equity investment	$27,091	$—
Capital expenditures for real estate under development in accounts payable and accrued liabilities	$1	$—
Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$4,622	$1,918
Accrued dividends payable	$860	$494
Offering costs payable to related parties	$824	$1,335
Redemption of stock in accrued liabilities	$565	$156

14. Subsequent Events

  Florida Medical Office Building Portfolio

        On October 8, 2010, we, through a joint venture (the "Florida MOB Joint Venture") of which we were the only member, acquired 100% ownership of a portfolio of eight medical office buildings located in South Florida, and fee simple title to certain excess land related to the portfolio of buildings, and entered into ground leases with an unaffiliated third party (the "MOB Seller"). Fee simple title to the land upon which the buildings are located was retained by the MOB Seller. The ground leases expire in October 2060 with an option to extend for an additional 25 years upon meeting certain conditions as set forth in the ground leases. Title to the medical office buildings reverts back to the MOB Seller upon termination of the ground leases. The purchase price for the eight buildings, the

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

14. Subsequent Events (Continued)

excess land, and the ground leases, excluding closing costs, was $47.1 million, which we funded with proceeds from our Offering.

        On October 20, 2010, as contemplated pursuant to the terms of the Florida MOB Joint Venture agreement, two wholly owned subsidiaries of Applefield Waxman Capital, Inc. (the "AW Entities") contributed cash in the amount of approximately $0.3 million and an approximate 80% interest in an affiliated entity that owned a ninth medical office building known as the Gardens Medical Pavilion located in Palm Beach Gardens, Florida (the "GMP Owner") to the Florida MOB Joint Venture. The aggregate estimated fair value of the Gardens Medical Pavilion at the time of the contribution was approximately $23.5 million. Concurrently with the capital contributions by the AW Entities, we made an additional capital contribution to the Florida MOB Joint Venture, the existing indebtedness related to the Gardens Medical Pavilion was paid off, and the interest of the Florida MOB Joint Venture in the GMP Owner increased from 80% to 88.7% because the other members of the GMP Owner elected not to contribute additional capital and were diluted. We refer to the aggregate portfolio of nine medical office buildings, the ground leases, and the excess land as the Florida MOB Portfolio. After the AW Entities' capital contribution and their admittance to the Florida MOB Joint Venture, the AW Entities hold a 10% interest in the Florida MOB Joint Venture and we hold the remaining 90% interest in the Florida MOB Joint Venture.

        The Florida MOB Portfolio contains an aggregate of approximately 694,000 rentable square feet plus an additional 7.8 acres of land related to the excess land in which we acquired a fee simple interest.

        In connection with the AW Entities' admission to the Florida MOB Joint Venture, on October 20, 2010, we made a $35 million bridge loan to the Florida MOB Joint Venture for purposes of paying off the existing indebtedness related to the Gardens Medical Pavilion and funding working capital and renovation expenses. The Florida MOB Joint Venture pledged its interest in nine special purpose entities that own the medical office buildings in the Florida MOB Portfolio, except for the Gardens Medical Pavilion, and the excess land. The bridge loan matures on January 7, 2011 with one three-month extension option. Monthly payments are interest-only with the entire principal and any accrued and unpaid interest due at maturity. The loan bears interest at 7% per annum. It is anticipated that permanent third party financing will repay the $35 million bridge loan prior to its maturity. Proceeds from our Offering were used to fund the bridge loan.

  Courtyard by Marriott Kauai Coconut Beach Hotel

        On October 20, 2010, we acquired, through a joint venture (the "Kauai Joint Venture") in which we have an 80% interest, from an unaffiliated third party, a fee simple interest in a hotel property located at Waipouli Beach on the island of Kauai in Hawaii (the "Kauai Courtyard Hotel"). We acquired the Kauai Courtyard Hotel for the assumption and modification of $38 million of existing senior financing on the property.

        The Kauai Courtyard Hotel is comprised of an approximately 10.4 acre parcel of land and includes 311 guest rooms and a number of guest amenities including three restaurants, a day spa, outdoor swimming pool, fitness facility and tennis courts. It was originally completed in 1978 and renovated in 2006.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

14. Subsequent Events (Continued)

        In connection with the acquisition of the Kauai Courtyard Hotel and assumption of the $38 million senior financing related to the property, on October 20, 2010, we entered, through the Kauai Joint Venture, into an amended and restated loan agreement with the senior lender. The loan bears interest at 30-day LIBOR plus 95 basis points. Monthly payments on the loan are interest-only with the entire principal and any accrued an unpaid interest due at maturity. The maturity date is November 9, 2015, which may be extended until May 9, 2017. The loan may be prepaid in whole but not in part without prepayment penalty or similar charge.

        We and our joint venture partner have provided a limited guaranty with respect to the Marriott franchise agreement to certain potential costs, expenses, losses, damages and other sums which may result from certain actions or inactions by the Kauai Joint Venture and its affiliates.

  Archibald Business Center Loan

        On October 25, 2010, we, through our joint venture that owns the Archibald Business Center, entered into a loan agreement with a financial institution to borrow up to $7.9 million. An initial $6.1 million was advanced under the loan agreement on October 26, 2010. The loan bears interest at 10% per annum and requires monthly payments of interest only through the maturity date, upon which any accrued and unpaid interest plus the entire outstanding principal balance is due. Monthly payments may be made based on an interest rate of 7% if available cash is insufficient to pay monthly interest due at a rate of 10% with the balance of the interest due deferred and accrued. Upon the earlier to occur of repayment of the loan in full or the maturity date, we are required to pay the lender a participation equal to 15% of the amount by which the fair market value of Archibald Business Center exceeds the sum of the outstanding debt, plus the joint venture equity interest in the property and an 8% return on the joint venture equity. The loan matures on November 1, 2013, and the loan agreement allows for one extension of the maturity date to May 1, 2014 upon meeting certain conditions as set forth in the loan agreement. Subject to an exit fee and prior to October 1, 2012, a yield maintenance premium, we may prepay all or any portion of the loan provided that we provide advance written notice and meet certain conditions as set forth in the loan agreement. The loan is secured by the Archibald Business Center and is nonrecourse to us.

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

        On September 13, 2010, we filed a registration statement on Form S-11 with the SEC to register a follow-on public offering. Pursuant to the registration statement, we propose to register 50,000,000 shares of our common stock at a price of $10.00 per share in our primary offering, with discounts available to investors who purchase more than 50,000 shares and to other categories of purchasers. We will also register 25,000,000 shares of common stock pursuant to our distribution reinvestment plan at $9.50 per share. The follow-on public offering has not yet been declared effective.

Market Outlook

        Beginning in 2008, the U.S. and global economies have experienced a significant downturn. This downturn included disruptions in the broader financial and credit markets, declining consumer confidence, and an increase in unemployment rates. These conditions have contributed to weakened market conditions. Due to the struggling U.S. and global economies, including losses in the financial and professional services industries, overall demand across most real estate sectors including office, multifamily, hospitality, and retail remains low. We believe that corresponding rental rates will also remain weak through the remainder of 2010. The national vacancy percentage for office space increased from 14.5% in the fourth quarter of 2008 to 19.6% in the second quarter of 2010. Office vacancies are expected to peak at around 19.6% in 2010. Further, we believe that tenant defaults and bankruptcies are likely to increase in the short-term. To date, we have not experienced any significant tenant defaults resulting in the loss of material rental income.

        In the multifamily real estate sector, a limited new supply of multifamily assets is expected in the near future. Since high quality multifamily developments can take 18 months to 36 months to entitle, obtain necessary permits, and construct, we believe there will be an imbalance in supply and demand fundamentals for at least the next couple of years. As the economy improves, we expect renter demand and effective rents to increase in multifamily communities. Particularly after 2010, we expect multifamily rental rates to begin to return to their pre-recession levels.

        In the industrial market, the overall national vacancy is trending downward. The Inland Empire, where we have two investments, reported three straight quarters of vacancy declines. Import activity at Southern California ports continue to show increases with industrial distribution centers in the Inland Empire playing a key role for much of the goods that flow into the ports. Further, industry analysts expect construction activity for new supply of industrial distribution centers to remain weak helping to stabilize supply and improve lease rates. We expect leasing activity for industrial warehouse/distribution centers to continue to increase to meet the demand for goods imported into the United States through the Southern California ports.

        The hospitality industry is beginning to see signs of a recovering economy. Smith Travel Research indicates that the national overall occupancy rate for hospitality properties in the United States rose from 50.6% in the fourth quarter of 2009 to 58.9% in the third quarter of 2010. The national overall Average Daily Rate ("ADR") has also risen, from $95.79 in the fourth quarter of 2009 to $97.89 in the third quarter of 2010. This positive growth in the hospitality industry is expected to continue.

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

        Our advisor may, but is not required to, establish capital reserves from net offering proceeds, out of cash flow generated by operating properties and other investments, or out of non-liquidating net sale proceeds from the sale of our properties and other investments. Capital reserves are typically utilized for non-operating expenses such as tenant improvements, leasing commissions and major capital expenditures. Alternatively, a lender may require its own formula for escrow of capital reserves.

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

        At September 30, 2010, our notes payable balance was $79 million and consisted of the notes payable related to 1875 Lawrence, Palms of Monterrey, Holstenplatz, and Parrot's Landing. We have unconditionally guaranteed payment of the note payable related to 1875 Lawrence for an amount not to exceed the lesser of (i) $11.75 million and (ii) 50% of the total amount advanced under the loan agreement if the aggregate amount advanced is less than $23.5 million. We have guaranteed payment of the note payable related to Palms of Monterrey and, as guarantor, are subject to certain recourse liabilities with respect to certain "bad boy" acts as set forth in the Guaranty in favor of the unaffiliated lender.

        Our loan agreements stipulate that we comply with certain reporting and financial covenants. These covenants include, among other things, maintaining minimum debt service coverage ratios. As of September 30, 2010, we believe we were in compliance with the debt covenants under our loan agreements.

        One of our principal long-term liquidity requirements includes the repayment of maturing debt. The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of September 30, 2010. The table does not represent any extension options. Amounts presented are in thousands.

	Payments Due by Period
	October 1, 2010 - December 31, 2010	2011	2012	After 2012	Total
Principal payments—variable rate debt	$—	$301	$18,840	$19,554	$38,695
Principal payments—fixed rate debt	135	711	729	38,769	40,344
Interest payments—variable rate debt (based on rates in effect as of September 30, 2010)	480	1,916	1,997	5,887	10,280
Interest payments—fixed rate debt	319	1,673	1,648	3,834	7,474

Total	$934	$4,601	$23,214	$68,044	$96,793

  Joint Venture Indebtedness

        As of September 30, 2010, we have a noncontrolling, unconsolidated 16% ownership interest in a joint venture that owns El Cajon Distribution Center. We exercise significant influence over, but do not control, this entity and therefore it is presently accounted for using the equity method of accounting. As of September 30, 2010, the aggregate debt held by unrelated parties, including both ours and our partners' share, secured by El Cajon Distribution Center was approximately $27.1 million.

        The table below summarizes the outstanding debt of El Cajon Distribution Center as of September 30, 2010. Dollar amounts presented are in thousands.

Properties	Venture Ownership %	Interest Rate (as of September 30, 2010)	Carrying Amount	Maturity Date
El Cajon Distribution Center	16%	3.256%	$27,076	August 10, 2012	(1)

(1)
The note contains three one-year options to extend the maturity date upon meeting certain conditions.

Results of Operations

        As of September 30, 2010, we had seven real estate and real estate-related assets on our consolidated balance sheet, six of which were consolidated:

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

  •
  Holstenplatz, an office building located in Hamburg, Germany acquired on June 30, 2010;

  •
  Archibald Business Center, an 80% interest in a corporate headquarters and industrial warehouse facility located in Ontario, California; and

  •
  Parrot's Landing, a 90% interest in a multifamily complex located in North Lauderdale, Florida.

        In addition, we have a noncontrolling, unconsolidated interest in an investment that is accounted for using the equity method of accounting, a 16% interest in a two-building industrial warehouse complex, El Cajon Distribution Center, in San Bernardino, California.

        As of September 30, 2009, we had made two investments, 1875 Lawrence, located in Denver, Colorado and the PAL Loan.

Three months ended September 30, 2010 as compared to the three months ended September 30, 2009(amounts presented are in thousands).

	Three Months Ended September 30,		Increase (Decrease)
	2010	2009	Amount	Percent
Revenues:
Rental revenue	$3,007	$1,313	$1,694	129%
Interest income from real estate loans receivable	1,169	302	867	287%

Total revenue	$4,176	$1,615	$2,561	159%

Expenses:
Property operating expenses	$1,097	$310	$787	254%
Interest expense	702	329	373	113%
Real estate taxes	303	139	164	118%
Property management fees	86	42	44	105%
Asset management fees	292	103	189	183%
General and administrative	706	530	176	33%
Acquisition expense	3,135	—	3,135	n/a
Depreciation and amortization	1,577	596	981	165%

Total expenses	$7,898	$2,049	$5,849	285%

        Revenues.    Revenues for the three months ended September 30, 2010 were $4.2 million and include rental revenue of $3 million generated by 1875 Lawrence, Palms of Monterrey, Holstenplatz, Archibald Business Center, and Parrot's Landing. Total revenue also includes interest income from our real estate loans receivable of $1.2 million, all of which was related to the PAL real estate loan receivable. Revenues for the three months ended September 30, 2009 were $1.6 million and consisted of rental revenue generated by 1875 Lawrence and interest income from the PAL real estate loan receivable, which had an outstanding balance of $12.6 million at September 30, 2009 as compared to $25 million at September 30, 2010. We expect increases in revenue in the future as we complete the purchase of additional real estate and real estate-related investments.

        Property Operating Expenses.    Property operating expenses for the three months ended September 30, 2010 were $1.1 million and were comprised of $0.3 million of operating expenses for 1875 Lawrence, $0.6 million of operating expenses for Palms of Monterrey, $0.1 million of operating expenses for Holstenplatz, and $0.1 million of operating expenses for Parrot's Landing. Property operating expenses for the three months ended September 30, 2009 were $0.3 million and were comprised of operating expenses for 1875 Lawrence. We expect increases in property operating expenses in the future as we purchase additional real estate properties and as the operations of Archibald Business Center and Parrot's Landing are included for a full reporting period.

        Interest Expense.    Interest expense for three months ended September 30, 2010 was $0.7 million and was comprised of interest expense on our notes payable balance of $79 million related to 1875 Lawrence, Palms of Monterrey, Holstenplatz, and Parrot's Landing. Interest expense for the three months ended September 30, 2009 was $0.3 million and was comprised of interest expense related to our note payable balance on 1875 Lawrence of $18.5 million. We expect interest expense to increase as we incur additional debt related to our acquisitions.

        Real Estate Taxes.    Real estate taxes for the three months ended September 30, 2010 were $0.3 million and were comprised primarily of real estate taxes related to 1875 Lawrence and Palms of Monterrey. Real estate taxes for the three months ended September 30, 2009 were $0.1 million and were comprised entirely of real estate taxes related to 1875 Lawrence. We expect increases in real estate taxes in the future as we purchase additional real estate properties and as the operations of Archibald Business Center and Parrot's Landing are included for a full reporting period.

        Property Management Fees.    Property management fees for the three months ended September 30, 2010 were $0.1 million and were comprised of fees related to 1875 Lawrence, Palms of Monterrey, Holstenplatz, Archibald Business Center, and Parrot's Landing. Property management fees for the three months ended September 30, 2009 were less than $0.1 million and were comprised of fees related to 1875 Lawrence. We expect increases in property management fees in the future as we purchase additional real estate properties and as the operations of Archibald Business Center and Parrot's Landing are included for a full reporting period.

        Asset Management Fees.    Asset management fees for the three months ended September 30, 2010 were $0.3 million and were comprised of fees related to 1875 Lawrence, PAL Loan, Palms of Monterrey, Stone Creek, Holstenplatz, Archibald Business Center, El Cajon Distribution Center, and Parrot's Landing. Asset management fees for the three months ended September 30, 2009 were $0.1 million and were comprised of fees related to 1875 Lawrence and the PAL Loan. We expect increases in asset management fees in the future as we purchase additional real estate and real estate-related investments.

        General and Administrative Expenses.    General and administrative expenses for the three months ended September 30, 2010 and 2009 were $0.7 million and $0.5 million, respectively, and were comprised of auditing fees, legal fees, board of directors' fees, and other administrative expenses. We expect increases in general and administrative expenses in the future as we purchase additional real estate and real estate-related investments.

        Acquisition Expense.    Acquisition expense for the three months ended September 30, 2010 was $3.1 million and was comprised of acquisition-related costs associated with our acquisitions of El Cajon Distribution Center, Archibald Business Center, and Parrot's Landing as well as acquisition expenses related to our purchase of a portfolio of nine medical office buildings located in South Florida ("Florida MOB Portfolio") and to our purchase of a 311-room hotel located in Kauai, Hawaii ("Kauai Courtyard Hotel"), both consummated after September 30, 2010. We did not incur any acquisition expense for the three months ended September 30, 2009.

        Depreciation and Amortization Expense.    Depreciation and amortization expense for the three months ended September 30, 2010 was $1.6 million and was comprised primarily of $0.5 million of depreciation and amortization related to 1875 Lawrence, $0.8 million of depreciation and amortization related to Palms of Monterrey, $0.2 million of depreciation and amortization related to Holstenplatz, and $0.1 million of depreciation and amortization related to Archibald Business Center. Depreciation and amortization expense for the three months ended September 30, 2009 was $0.6 million and was comprised of depreciation and amortization related to 1875 Lawrence. We expect increases in depreciation and amortization expense in the future as we purchase additional real estate properties.

Nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009(amounts presented are in thousands)

	Nine Months Ended September 30,		Increase (Decrease)
	2010	2009	Amount	Percent
Revenues:
Rental revenue	$6,204	$4,087	$2,117	52%
Interest income from real estate loans receivable	3,753	302	3,451	1143%

Total revenue	$9,957	$4,389	$5,568	127%

Expenses:
Property operating expenses	$2,016	$931	$1,085	117%
Interest expense	1,399	980	419	43%
Real estate taxes	663	419	244	58%
Property management fees	196	132	64	48%
Asset management fees	683	275	408	148%
General and administrative	1,562	1,190	372	31%
Acquisition expense	4,581	—	4,581	n/a
Depreciation and amortization	3,235	1,860	1,375	74%

Total expenses	$14,335	$5,787	$8,548	148%

        Revenues.    Revenues for the nine months ended September 30, 2010 were $10 million and include rental revenue of $6.2 million generated by 1875 Lawrence, Palms of Monterrey, Holstenplatz, Archibald Business Center, and Parrot's Landing. Total revenue also includes interest income from our real estate loans receivable of $3.8 million, of which $2.7 million was related to the PAL Loan. We also received $1.1 million related to the Palms of Monterrey real estate loan receivable, which was recognized as interest income in the period received. Revenues for the nine months ended September 30, 2009 were $4.4 million and consisted of rental revenue generated by our consolidated real estate investments, 1875 Lawrence and the PAL Loan. We expect increases in revenue in the future as we purchase additional real estate and real estate-related investments.

        Property Operating Expenses.    Property operating expenses for the nine months ended September 30, 2010 were $2 million and were comprised of $0.9 million of operating expenses for 1875 Lawrence, $0.9 million of operating expenses for Palms of Monterrey, $0.1 million of operating expenses for Holstenplatz, and $0.1 million of operating expenses for Parrot's Landing. Property operating expenses for the nine months ended September 30, 2009 were $0.9 million related to 1875 Lawrence. We expect increases in property operating expenses in the future as we purchase additional real estate properties and as the operations of Archibald Business Center and Parrot's Landing are included for a full reporting period.

        Interest Expense.    Interest expense for the nine months ended September 30, 2010 was $1.4 million and was comprised of interest expense on our notes payable balance of $79 million related to 1875 Lawrence, Palms of Monterrey, Parrot's Landing, and Holstenplatz. We entered into the loan related to Palms of Monterrey in June 2010, the loan related to Holstenplatz in June 2010, and into the loan related to Parrot's Landing in September 2010. Interest expense for the nine months ended September 30, 2009 was $1 million and was comprised of interest expense related to our note payable balance on 1875 Lawrence of $18.5 million. We expect interest expense to increase as we incur additional debt related to our acquisitions.

        Real Estate Taxes.    Real estate taxes for the nine months ended September 30, 2010 were $0.7 million and were primarily comprised of real estate taxes related to 1875 Lawrence, Palms of Monterrey, Holstenplatz, Archibald Business Center, and Parrot's Landing. Real estate taxes for the nine months ended September 30, 2009 were $0.4 million and were comprised of real estate taxes related to 1875 Lawrence. We expect increases in real estate taxes in the future as we purchase additional real estate properties and as the operations of Archibald Business Center and Parrot's Landing are included for a full reporting period.

        Property Management Fees.    Property management fees for each of the nine months ended September 30, 2010 were $0.2 million and were comprised of fees related to 1875 Lawrence, Palms of Monterrey, Holstenplatz, Archibald Business Center, and Parrot's Landing. Property management fees for each of the nine months ended September 30, 2009 were $0.1 million and were primarily comprised of fees related to 1875 Lawrence. We expect increases in property management fees in the future as we purchase additional real estate properties and as the operations of Archibald Business Center and Parrot's Landing are included for a full reporting period.

        Asset Management Fees.    Asset management fees for the nine months ended September 30, 2010 were $0.7 million and were comprised of fees related to 1875 Lawrence, PAL Loan, Palms of Monterrey, Stone Creek, Holstenplatz, El Cajon Distribution Center, Archibald Business Center, and Parrot's Landing. Asset management fees for the nine months ended September 30, 2009 were $0.3 million and were comprised of fees related to 1875 Lawrence and the PAL Loan. We expect increases in asset management fees in the future as we purchase additional real estate and real estate-related investments.

        General and Administrative Expenses.    General and administrative expenses for the nine months ended September 30, 2010 were $1.6 million compared to $1.2 million for the nine months ended September 30, 2009 and were comprised of auditing fees, legal fees, board of directors' fees, and other administrative expenses. We expect increases in general and administrative expenses in the future as we purchase additional real estate and real estate-related investments.

        Acquisition Expense.    Acquisition expense for the nine months ended September 30, 2010 was $4.6 million and was comprised primarily of acquisition expenses related to our acquisitions of Holstenplatz, El Cajon Distribution Center, Archibald Business Center, and Parrot's Landing. We also incurred acquisition expenses during the period related to our acquisition of the Florida MOB Portfolio and the Kauai Courtyard Hotel, both consummated subsequent to September 30, 2010. We had no acquisition expense for the nine months ended September 30, 2009.

        Depreciation and Amortization Expense.    Depreciation and amortization expense for the nine months ended September 30, 2010 was $3.2 million and was comprised primarily of depreciation and amortization related to 1875 Lawrence of $1.6 million, depreciation and amortization related to Palms of Monterrey of $1.4 million, and depreciation and amortization related to Holstenplatz of $0.2 million. Depreciation and amortization expense for the nine months ended September 30, 2009 was $1.9 million related to 1875 Lawrence. We expect increases in depreciation and amortization expense in the future as we purchase additional real estate properties.

        Bargain Purchase Gain.    During the nine months ended September 30, 2010, we recognized a bargain purchase gain of $5.5 million related to our purchase of the fee simple interest in the Palms of Monterrey property. We were previously a holder of a 90% interest in a promissory note secured by a first lien mortgage in the property that we acquired at a discount from a bank in receivership in October 2009. We foreclosed on the borrower in March 2010 and a foreclosure sale was held in April 2010. We were the only bidder in the foreclosure sale and acquired the 90% fee simple interest in the property on May 10, 2010.

Cash Flow Analysis

        Cash used in operating activities for the nine months ended September 30, 2010 was $1.9 million, and was comprised primarily of the non-cash adjustment for the bargain purchase gain of $5.5 million related to the purchase of Palms of Monterrey and an increase in interest receivable-real estate loans receivable of $1.2 million offset by net income of $1.4 million, depreciation and amortization of $2.5 million, and an increase in accrued and other liabilities of $0.8 million. Cash used in operating activities for the nine months ended September 30, 2009 was $0.7 million and was comprised primarily of a net loss of $1 million, changes in prepaid expenses and other assets of $0.1 million, an increase in interest receivable of $0.3 million principally related to the PAL Loan, and changes in net payables to related parties of $0.3 million, offset by depreciation and amortization of $1 million and changes in accrued liabilities of $0.3 million.

        Cash used in investing activities for the nine months ended September 30, 2010 was $84.5 million, and was comprised primarily of investment in real estate loans receivable of $12.6 million, purchases of real estate related to our Holstenplatz, Archibald Business Center, and Parrot's Landing acquisitions of $64.2 million, and $4.6 million related to our investment in El Cajon Distribution Center, an unconsolidated joint venture. Cash used in investing activities for the nine months ended September 30, 2009 was $36.7 million, and was comprised primarily of acquisition deposits for the purchase of a 90% interest in a discounted promissory note related to the Palms of Monterrey of $23.7 million, and the net investment in real estate loan receivable of $12.6 million.

        Cash provided by financing activities for the nine months ended September 30, 2010 was $111 million, and was comprised primarily of the issuance of common stock, net of offering costs, of approximately $54.2 million, proceeds from notes payable of $59.5 million, and contributions from noncontrolling interest holders of $3.4 million, offset by distributions to noncontrolling interest holders of $2.1 million and distributions to shareholders of $2 million. Cash provided by financing activities for the nine months ended September 30, 2009 was $42.1 million, and was comprised of the issuance of common stock, net of offering costs, of approximately $43 million offset by distributions of $0.7 million and redemptions of common stock of $0.2 million.

Total Operating Expenses

        In accordance with the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association, also known as the NASAA REIT Guidelines, our charter requires that we monitor our expenses on a trailing twelve month basis. Our charter defines the following terms and requires that our Total Operating Expenses ("TOE") are deemed to be excessive if at the end of any quarter they exceed for the prior trailing twelve month period the greater of 2% of our Average Invested Assets ("AIA") or 25% of our Net Income ("NI"). For the trailing twelve months ended September 30, 2010, TOE of $2.8 million exceeded the greater of 2% of our AIA or 25% of our NI by $0.6 million. Our Board of Directors, including all of our independent directors, have reviewed this analysis and unanimously determined the excess to be justified because the Company was in its development stage through April 1, 2008 when the Company accepted its first investors under its initial public offering and did not acquire its first real estate or real estate-related asset until October 28, 2008 and due to the instability in the real estate market did not acquire any additional assets until the third quarter of 2009, which caused the expenses it incurred in connection with its organization and as a result of being a public company for audit and legal services, director and officer liability insurance, and fees and expenses for board members in connection with service on the board and its committees to be disproportionate to the Company's AIA and its NI.

Funds from Operations and Modified Funds from Operations

        Funds from operations ("FFO") is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We use FFO, defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, subsidiaries, and noncontrolling interests as one measure to evaluate our operating performance. In addition to FFO, we use modified funds from operations ("Modified Funds from Operations" or "MFFO"), which excludes from FFO acquisition-related costs, impairment charges including provisions for loan losses, losses on troubled debt restructurings, gains and losses from the early extinguishment of debt, gains and losses from deconsolidation to the equity method of accounting, and adjustments to fair value for derivatives not qualifying for hedge accounting, to further evaluate our operating performance.

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

  •
  Impairment charges and provision for loan losses. An impairment charge represents a downward adjustment to the carrying amount of a long-lived asset to reflect the current valuation of the asset even when the asset is intended to be held long-term. Such adjustment, when properly recognized under GAAP, may lag the underlying consequences related to rental rates, occupancy and other operating performance trends. The valuation is also based, in part, on the impact of current market fluctuations and estimates of future capital requirements and long-term operating performance that may not be directly attributable to current operating performance. As required by GAAP, we evaluate notes receivable for collectability. Provision for loan losses represents a downward adjustment to the carrying amounts of notes receivable in the current period. Because MFFO excludes impairment charges and provision for loan losses, management believes MFFO provides useful supplemental information by focusing on the changes in our operating fundamentals rather than changes that may reflect only anticipated losses.

  •
  Elimination of gains and losses from the early extinguishment of debt and losses on troubled debt restructuring. A gain or loss on the early extinguishment of debt and losses on troubled debt restructuring represents the difference between the fair value of a fully settled debt obligation and the net carrying amount of the debt. The valuation of the fully settled debt obligation is based, in part, on the impact of current market fluctuations as well as estimates of long-term operating performance that may not be directly attributable to current operating performance. Because MFFO excludes such gains and losses, management believes MFFO provides useful supplemental information by focusing on the changes in our current operating fundamentals.

  •
  Elimination of gains and losses from deconsolidation to the equity method of accounting. A gain or loss from the deconsolidation to the equity method of accounting represents the difference between the aggregate of the fair value of any consideration received, the fair value of any noncontrolling investment retained by us, and the carrying amount of any noncontrolling interest in the former consolidated entity, and the carrying amount of the former consolidated entity's assets and liabilities. The estimate of fair value is based, in part, on the impact of current market fluctuations and estimates of future capital requirements and long-term operating performance that may not be directly attributable to current operating performance; and, may lag the underlying consequences related to rental rates, occupancy, and other operating performance trends. Because MFFO excludes such gains and losses, management believes MFFO provides useful supplemental information by focusing on the changes in our current operating fundamentals.

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

        For the nine months ended September 30, 2010, MFFO per share has been impacted by the increase in net proceeds realized from the Offering. During the nine months ended September 30, 2010, we sold 6.1 million shares of our common stock, increasing our outstanding shares by 43%. The proceeds from the issuance are temporarily invested in short-term cash equivalents until they can be invested in real estate and real estate-related assets. Due to lower interest rates on cash equivalent investments, interest earnings were minimal. We expect to invest these proceeds in higher earning real estate and real estate-related assets consistent with our investment policy. We believe this will add value to our stockholders over our longer term investment horizon, even if this results in less current period earnings.

        Our calculation of FFO and MFFO for the three and nine months ended September 30, 2010 and 2009 is presented below (amounts in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$(3,529)	$(285)	$1,419	$(1,024)
Net income (loss) attributable to noncontrolling interest	231	—	(388)	—
Adjustments for:
Real estate depreciation and amortization	1,577	596	3,235	1,860
Pro rata share of unconsolidated JV depreciation and amortization(1)	35	—	84	—
Noncontrolling interest depreciation and amortization(2)	(92)		(146)
(Gain) / loss on sale of depreciable assets	(152)	—	(152)	—

Funds from operations (FFO)	$(1,930)	$311	$4,052	$836

Other Adjustments:
Acquisition expenses	3,135		4,581
Pro rata share of unconsolidated JV acquisition expenses(3)	43		43
Acquisition expenses noncontrolling interests(4)	(141)	—	(146)	—

MFFO	$1,107	$311	$8,530	$836

GAAP weighted average shares:
Basic and diluted	20,509	11,389	18,369	9,616
MFFO per share	$0.05	$0.03	$0.46	$0.09

(1)
This represents our share of depreciation and amortization expense of Stone Creek and El Cajon Distribution Center which are accounted for under the equity method of accounting. We disposed of our interest in Stone Creek on August 30, 2010.

(2)
This reflects the noncontrolling interest adjustment for the third-party partners' proportionate share of the real estate depreciation and amortization.

(3)
This reflects our share of acquisition expense related to El Cajon Distribution Center which are accounted for under the equity method of accounting.

        Provided below is additional information related to selected non-cash items included in net income (loss) above, which may be helpful in assessing our operating results.

  •
  Straight-line rental revenue of $0.1 million was recognized for both the three and nine months ended September 30, 2010. Straight-line rental revenue of less than $0.1 million was recognized for both the three and nine months ended September 30, 2009.

  •
  During the nine months ended September 30, 2010, we recognized a bargain purchase gain of $5.5 million related to our purchase of the fee simple interest in the Palms of Monterrey property.

  •
  Amortization of intangible lease assets and liabilities was recognized as a net increase to rental revenues of $0.2 million and $0.7 million for the three and nine months ended September 30, 2010, respectively. Amortization of intangible lease assets and liabilities was recognized as a net increase to rental revenues of $0.3 million and $0.9 million for the three and nine months ended September 30, 2009, respectively.

  •
  We incurred no bad debt expense for the three and nine months ended September 30, 2010 and 2009.

  •
  Amortization of deferred financing costs of approximately $0.1 million was recognized as interest expense for our notes payable for both the three and nine months ended September 30, 2010. Amortization of deferred financing costs approximately $0.1 million was recognized as interest expense for our note payable for both the three and nine months ended September 30, 2009.

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

        Cash amounts distributed to stockholders during the nine months ended September 30, 2010 were $2 million. Distributions funded through the issuance of shares under the DRP during the nine months ended September 30, 2010 were $4.6 million. For the nine months ended September 30, 2010, cash flows used in operating activities were $1.9 million. Accordingly, for the nine months ended September 30, 2010, all of the cash amounts distributed to stockholders were funded from proceeds from the Offering. Cash amounts distributed to stockholders during the nine months ended September 30, 2009 were $0.7 million. Distributions funded through the issuance of shares under the DRP during the nine months ended September 30, 2009 were $1.9 million. For the nine months ended September 30, 2009, cash flows used in operating activities were $0.7 million. Accordingly, for the nine months ended September 30, 2009, all of the cash amounts distributed to stockholders were funded from proceeds from the Offering.

        The following are the distributions paid and declared as of September 30, 2010 and 2009 (amounts in thousands except per share amounts).

	Distributions Paid
				Cash Flow Provided by (Used In) Operations	Total Distributions Declared	Declared Distribution Per Share
2010	Cash	Reinvested	Total
3rd Quarter	$794	$1,736	$2,530	$(1,130)	$2,587	$0.126
2nd Quarter	677	1,553	2,230	(1,933)	2,323	0.125
1st Quarter	531	1,333	1,864	1,170	1,967	0.123

Total	$2,002	$4,622	$6,624	$(1,893)	$6,877	$0.374

	Distributions Paid
				Cash Flow Provided by (Used In) Operations	Total Distributions Declared	Declared Distribution Per Share
2009	Cash	Reinvested	Total
3rd Quarter	$364	$997	$1,361	$(724)	$1,437	$0.130
2nd Quarter	172	505	677	174	881	0.091
1st Quarter	138	416	554	(151)	586	0.074

Total	$674	$1,918	$2,592	$(701)	$2,904	$0.295

        Distributions declared per share assumes the share was issued and outstanding each day during the period and was based on a declared daily distribution rate of $0.0008219 per share per day for the period through May 31, 2009. Since June 1, 2009, the effective daily distribution rate has been $0.0013699. Each day during the first, second, and third quarters of 2010 was a record date for distributions. On September 29, 2010, the Company's board of directors declared distributions payable to the stockholders of record each day during the months of October, November, and December 2010. Distributions payable to each stockholder of record will be paid in cash on or before the 16th day of the following month.

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

  Revenue Recognition

        We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. Straight-line rental revenue of $0.1 million was recognized in rental revenues for both the three and nine months ended September 30, 2010. Straight-line rental revenue of less than $0.1 million was recognized in rental revenues for both the three and nine months ended September 30, 2009.

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

  Investment Impairments

        For real estate we consolidate, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.

        In addition, we evaluate our investments in real estate loans receivable each reporting date. If it is probable we will not collect all principal and interest in accordance with the terms of the loan, we will record an impairment charge based on these evaluations. While we believe it is currently probable we will collect all scheduled principal and interest with respect to our real estate loans receivable, current market conditions with respect to credit availability and with respect to real estate market fundamentals create a significant amount of uncertainty. Given this, any future adverse development in market conditions may cause us to re-evaluate our conclusions, and could result in material impairment charges with respect to our real estate loans receivable.

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

  Interest Rate Risk

        We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our management's objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt. Of our $79 million in notes payable at September 30, 2010, $38.7 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.2 million.

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

        The PAL Loan, a fixed rate real estate loan receivable, with all $25 million of the available balance outstanding under the loan as of September 30, 2010, has a maturity date of September 1, 2016 and accrues interest at 18% per annum. The PAL Loan is subject to market risk to the extent that the stated interest rate varies from current market rates for loans made under similar terms.

Item 4.    Controls and Procedures.

  Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 30, 2010, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

  Changes in Internal Control over Financial Reporting

        There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

        On January 4, 2008, our Registration Statement on Form S-11 (File No. 333-140887), covering a public offering of up to 125,000,000 shares of common stock, was declared effective under the Securities Act of 1933. The Offering commenced on January 21, 2008 and is ongoing. We expect to offer the shares registered in our public offering until the earlier to occur of July 3, 2011 or the date the registration statement relating to our proposed follow-on offering is declared effective by the SEC. Our board of directors has the discretion to extend the offering period for the shares offered under the DRP up to the sixth anniversary of the termination of the primary offering.

        We are offering a maximum of 100,000,000 shares in our primary offering at an aggregate offering price of up to $1 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 25,000,000 shares offered under the DRP are being offered at an aggregate offering price of $237.5 million, or $9.50 per share. We may reallocate the shares of common stock being offered between the primary offering and the DRP. Behringer Securities LP, an affiliate of our advisor, is the dealer manager of our offering. As of September 30, 2010, we had sold 21,306,762 shares of our common stock including shares issued under the DRP, net of the 22,471 shares issued to Behringer Harvard Holdings, on a best efforts basis pursuant to the Offering for gross offering proceeds of approximately $212.3 million.

        From the commencement of the Offering through September 30, 2010, we incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering ($ in thousands):

Type of Expense	Amount
Other expenses to affiliates(1)	$26,589
Other expenses to non-affiliates	—

Total expenses	$26,589

(1)
"Other expenses to affiliates" includes commissions and dealer manager fees paid to Behringer Securities, which reallowed all or a portion of the commissions and fees to soliciting dealers.

        From the commencement of the Offering through September 30, 2010, the net offering proceeds to us from the Offering, including the DRP, after deducting the total expenses incurred described above, were $185.7 million. From the commencement of the Offering through September 30, 2010, we had used $79 million of such net proceeds to purchase interests in real estate (net of notes payable) and real estate-related investments. Of the amount used for the purchase of these investments,

$4.2 million was paid to Behringer Opportunity Advisors II, as acquisition and advisory fees and acquisition expense reimbursement.

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

        During the third quarter ended September 30, 2010, we redeemed shares as follows:

2010	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
July	—	$—	—
August	61,775	$8.97	61,775	(1)
September	—	$—	—

	61,775	$8.97	61,775	(1)

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

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.
Dated: November 15, 2010	By:	/s/ GARY S. BRESKY Gary S. Bresky Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number		Description
3.1		Second Articles of Amendment and Restatement as amended by the First Articles of Amendment and the Second Articles of Amendment (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on November 14, 2008)
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K filed on March 30, 2010)
3.2(a	)	Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(a) to Form 10-K filed on March 30, 2010)
4.1		Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 10 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887)
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
4.5
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887)
10.1*
Multifamily Note made by 7900 Hampton Blvd, LLC to Amerisphere Multifamily Finance, L.L.C. dated as of September 17, 2010, incorporated by reference to Exhibit 10.29 to Post-Effective Amendment No. 12 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
10.2*
Multifamily Mortgage, Assignment of Rents and Security Agreement between 7900 Hampton Blvd, LLC and Amerisphere Multifamily Finance, L.L.C. dated as of September 17, 2010, incorporated by reference to Exhibit 10.30 to Post-Effective Amendment No. 12 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
10.3*
Limited Liability Company Agreement of 7900 Hampton Blvd, LLC dated September 17, 2010 by, between and among Behringer Harvard Parrot's Landing, LLC and Hampton Peak, LLC, incorporated by reference to Exhibit 10.31 to Post-Effective Amendment No. 12 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
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