Form 10-K
period 2010-12-31
Behringer Harvard Opportunity REIT II, Inc.
filed 2011-03-30
CIK 1387061

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         While there is no established market for the registrant's shares of common stock, the Registrant is conducting an initial public offering of its shares of common stock pursuant to a registration statement on Form S-11, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of June 30, 2010 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $198.7 million assuming a market value of $10.00 per share.

         As of February 28, 2011, the registrant had 22,980,903 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.
FORM 10-K
Year Ended December 31, 2010

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

        These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under "Risk Factors" in this Annual Report on Form 10-K and the factors described below:

  •
  no trading market for our shares exists and we can provide no assurance that one will ever develop;

  •
  possible delays in locating suitable investments;

  •
  our potential inability to invest in a diverse portfolio;

  •
  investments in foreign properties are susceptible to currency exchange rate fluctuations, adverse political developments, and changes in foreign laws;

  •
  adverse market and economic challenges experienced by the U.S. and global economies or real estate industry as a whole and the local economic conditions in the markets in which our properties are located;

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

  •
  payment of distributions from sources other than cash flows from operating activities;

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

        Forward-looking statements in this Annual Report on Form 10-K reflect our management's view only as of the date of this Report, and may ultimately prove to be incorrect or false. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results, except as required by applicable law. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

        We acquire and operate commercial real estate and real estate-related assets. In particular, we focus generally on acquiring commercial properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. In addition, given economic conditions as of December 31, 2010, our opportunistic investment strategy also includes investments in real estate-related assets that present opportunities for higher current income. Such investments may have capital gain characteristics, whether as a result of a discount purchase or related equity participations. We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties. These properties may be existing, income-producing properties, newly constructed properties, or properties under development or construction and may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multi-tenant use. Further, we may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. We also may originate or invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans, and Section 1031 tenant-in-common interests (including those issued by affiliates of our Advisor), or in entities that make investments similar to the foregoing. We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. We completed our first property acquisition, an office building located in Denver, Colorado, on October 28, 2008. As of December 31, 2010, we had invested in 11 real estate and real estate-related assets, including two investments in unconsolidated joint ventures, one of which, our 9.99% interest in Stone Creek, we sold on August 30, 2010 to an unrelated third party. As of March 2011, we are under contract, subject to certain contingencies, to purchase a 1,128-bed student housing portfolio located in Athens, Georgia for approximately $33 million from an unaffiliated third party.

        Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware on January 12, 2007 ("Behringer Harvard Opportunity OP II"). As of December 31, 2010, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, was the sole general partner of Behringer Harvard Opportunity OP II and owned a 0.1% partnership interest in Behringer Harvard Opportunity OP II. As of December 31, 2010, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of Behringer Harvard Opportunity OP II and owned the remaining 99.9% interest in Behringer Harvard Opportunity OP II.

        We are externally managed and advised by Behringer Harvard Opportunity Advisors II, LLC, a Texas limited liability company that was formed on March 16, 2010 (the "Advisor") when Behringer Harvard Opportunity Advisors II LP, a Texas limited partnership formed in January 2007, was converted to a limited liability company. The Advisor is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.

        Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001, and our toll-free telephone number is (866) 655-3600. The name Behringer Harvard is the property of Behringer Harvard Holdings, LLC ("Behringer Harvard Holdings") and is used by permission.

Public Offerings of Common Stock

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

        On September 13, 2010, we filed another Registration Statement on Form S-11 with the SEC to register a follow-on public offering. Pursuant to the Registration Statement, we propose to register 50,000,000 shares of our common stock at a price of $10.00 per share in our primary offering, with discounts available to investors who purchase more than 50,000 shares and to other categories of purchasers. We will also register 25,000,000 shares of common stock pursuant to our distribution reinvestment plan at $9.50 per share. We expect to commence our follow-on offering during the third quarter of 2011. We intend to cease offering shares of common stock in the Offering upon the earlier of July 3, 2011 or the date the Registration Statement relating to our proposed follow-on offering is declared effective by the SEC.

        In connection with our initial capitalization, on January 19, 2007, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer Harvard Holdings. As of December 31, 2010, we had 22,329,502 shares of common stock outstanding, which includes the 22,471 shares issued to Behringer Harvard Holdings. As of December 31, 2010, we had 1,000 shares of convertible stock issued and outstanding to Behringer Harvard Holdings.

        We commenced operations on April 1, 2008 upon satisfaction of the conditions of our escrow agreement and our acceptance of initial subscriptions of common stock. Upon admission of new stockholders, subscription proceeds are used for payment of dealer manager fees and selling commissions and may be utilized as consideration for investments and the payment or reimbursement of offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments. We use the net proceeds from the Offering primarily to acquire real estate and real estate-related assets consistent with our opportunistic investment strategy. As of December 31, 2010, we had issued 22,616,560 shares of our common stock, including 22,471 shares owned by Behringer Harvard Holdings, and 1,054,892 shares through the DRP. As of December 31, 2010, we had redeemed 287,058 shares of our common stock.

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

2010 Highlights

        During 2010, we completed the following key transactions:

  •
  we issued approximately 7.9 million shares of our common stock (inclusive of distribution reinvestments and without regard to redemptions), resulting in gross proceeds to us of $78.4 million;

  •
  we acquired a 90% investment in a fee simple interest in Palms of Monterrey, a 408-unit multifamily complex located on a 28-acre site in Fort Myers, Florida on May 10, 2010. Prior to May 10, 2010, we were the holder of a 90% interest in a promissory note secured by a first lien mortgage in the property;

  •
  we acquired Holstenplatz, an office building located in Hamburg, Germany;

  •
  we acquired an 80% interest in Archibald Business Center, a corporate headquarters and industrial warehouse facility located in Ontario, California;

  •
  we acquired a 90% interest in Parrot's landing, a multifamily complex located in North Lauderdale, Florida;

  •
  we acquired a 90% interest in Florida MOB, a portfolio of nine medical office buildings located in south Florida;

  •
  we acquired an 80% interest in the Courtyard Kauai Coconut Beach Hotel, a hotel to which we plan to make certain capital improvements located on Waipouli Beach on the island of Kauai, Hawaii;

  •
  we acquired an 80% interest in Interchange Business Center, a four-building Class A industrial property located in San Bernardino, California;

  •
  we acquired a net 16% limited partnership interest in an industrial property, Inland Empire Distribution Center (formerly El Cajon Distribution Center), located in San Bernardino, California;

  •
  we sold our 9.99% unconsolidated interest in Stone Creek to an unaffiliated third party; and

  •
  we obtained an additional $156.9 million of notes payable, at a weighted average interest rate of 4.1%.

        For further information regarding our consolidated real estate properties, see Item 2.

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

        We intend to hold our assets for a period of three to six years from the termination of the primary offering. We believe that holding our assets for this period will enable us to capitalize on the potential for increased income and capital appreciation of assets while also providing a level of liquidity consistent with our investment strategy and fund life. Though we will evaluate each of our assets for capital appreciation generally within a targeted holding period of three to six years from the termination of the primary offering, we may consider investing in properties and other assets with a different holding period in the event such investments provide an opportunity for an attractive return in a period that is consistent with the life of the Company. Further, economic or market conditions may influence us to hold our investments for different periods of time.

        We typically make our real estate investments in fee title or a long-term leasehold estate through Behringer Harvard Opportunity OP II or indirectly through limited liability companies or through investments in joint ventures, partnerships, co-tenancies, or other co-ownership arrangements with the developers of the properties, affiliates of the Advisory, or other persons.

Borrowing Policies

        There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, the maximum amount of our indebtedness cannot exceed 300% of our "net assets" (as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007 (the "NASAA REIT Guidelines")) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors. In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital under the Offering or any subsequent offering and invested substantially all of our capital. As a result, we expect to borrow more than 75% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent. Our board of directors must review our aggregate borrowings at least quarterly. As of December 31, 2010, we had an aggregate debt leverage ratio of 48% of the aggregate value of our assets.

Distribution Policy

        In order to qualify as a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders. Until we generate sufficient cash flow from operations to fully fund the payment of distributions, some or all of our distributions will be paid from other sources. For the year ended December 31, 2010, none of our distributions were funded from operating cash flow. Distributions were funded from other financing activities, such as our offering proceeds and borrowings.

To the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation. As development projects are completed and begin to generate income, we expect to have additional funds available to pay distributions. We can provide no assurances as to when we will begin to generate sufficient cash flow from operations to fully fund distributions.

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

        Until proceeds from the Offering are fully invested and generating sufficient operating cash flow to fully fund the payment of distributions to our stockholders, we will continue to pay some or all of our distributions from sources other than operating cash flow. We may, for example, generate cash to pay distributions from financing activities, components of which may include proceeds from the Offering and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow. In addition, from time to time, our Advisor and its affiliates may agree to waive or defer all, or a portion, of the acquisition, asset management or other fees or incentives due to them, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash that we have available to pay distributions to our stockholders.

        Our board of directors declares distributions on a monthly or quarterly basis, portions of which are paid on a monthly basis. Monthly distributions are paid based on daily record dates so our investors will be entitled to be paid distributions beginning on the day they purchase shares.

        Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. Since we began operations in April 2008, our board of directors has declared distributions as summarized below:

Period	Approximate Amount (Rounded)
4th Qtr. 2010	$0.1260274 per share
3rd Qtr. 2010	$0.1260274 per share
2nd Qtr. 2010	$0.1246575 per share
1st Qtr. 2010	$0.1232877 per share
4th Qtr. 2009	$0.1260274 per share
3rd Qtr. 2009	$0.1260274 per share
2nd Qtr. 2009	$0.0912329 per share
1st Qtr. 2009	$0.0739726 per share
4th Qtr. 2008	$0.0756148 per share
3rd Qtr. 2008	$0.0756148 per share
2nd Qtr. 2008	$0.0501359 per share

Competition

        We are subject to significant competition in seeking real estate investments and tenants. We compete with many third parties engaged in real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies, and other entities. We also face competition from other real estate investment programs, including other Behringer Harvard programs, for investments that may be suitable for us. Many of our competitors have substantially greater financial and other resources than we have and may have substantially more operating experience than either us or the Advisor. They also may enjoy significant competitive advantages that result from, among other things, a lower cost of capital.

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

Significant Tenants

        As of December 31, 2010, none of our tenants accounted for 10% or more of our aggregate annual revenues from our consolidated properties.

Employees

        We have no employees. The Advisor and affiliates of Behringer Harvard Holdings perform a full range of real estate services for us, including asset acquisition, property management, accounting, legal, asset management, wholesale brokerage, and investor relations services.

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

        There is no public market for your shares. In addition, the price you receive for the sale of any shares of our common stock is likely to be less than the proportionate value of our investments. Therefore, you should purchase the shares only as a long-term investment. The minimum purchase requirements and suitability standards imposed on prospective investors in the Offering also apply to subsequent purchasers of our shares. If you are able to find a buyer for your shares, you may not sell your shares to such buyer unless the buyer meets the suitability standards applicable to him, which may inhibit your ability to sell your shares. Our board of directors may reject any request for redemption of shares or amend, suspend or terminate our share redemption program at any time. Therefore, it will be difficult for you to sell your shares promptly or at all. You may not be able to sell your shares in the event of an emergency, and, if you are able to sell your shares, you may have to sell them at a substantial discount from the public offering price. It is also likely that your shares would not be accepted as the primary collateral for a loan.

We and the other public Behringer Harvard sponsored programs have experienced losses in the past, and we may experience similar losses in the future.

        For the year ended December 31, 2010, we made cumulative distributions of $9.3 million, we had a net loss of $8.2 million, and negative cash flow from operations of $8.2 million. Our losses can be attributed, in part, to the initial start-up costs and operating expenses incurred prior to purchasing properties and making investments in properties that are in lease up and have not yet reached stabilization. In addition, depreciation and amortization expenses substantially reduced our income. Due to recent changes in accounting principles generally accepted in the United States which were effective in 2009, acquisition expenses now also reduce income (prior to 2009 such expenses were capitalized). Historically, other public programs sponsored by affiliates of our advisor have also experienced losses, especially during the early periods of their operation. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

We may suffer from delays in locating suitable investments, which could adversely affect the return on your investment.

        Our ability to achieve our investment objectives and to make distributions to our stockholders is dependent upon the performance of our Advisor in the acquisition of our investments and the determination of any financing arrangements, as well as the performance of our property manager in the selection of tenants and the negotiation of leases. The current market for properties that meet our investment objectives is highly competitive, as is the leasing market for such properties. The more shares we sell in the Offering, the greater our challenge will be to invest all of the net offering proceeds on attractive terms. Except for the investments described in this Annual Report on Form 10-K, you will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the oversight of our board of directors, the management ability of our Advisor and the performance of the property manager. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms.

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

If we continue to pay a portion of distributions from sources other than our cash flow from operations, we will have fewer funds available for the acquisition of properties, and your overall return may be reduced.

        Our organizational documents permit us to make distributions from any source, such as from the proceeds of the Offering or other offerings, cash advances to us by our Advisor, cash resulting from a waiver of asset management fees, and borrowings, including borrowings secured by our assets, in anticipation of future operating cash flow. If we continue to fund a portion of distributions from financings or the net proceeds from the Offering, we will have less funds available for acquiring properties and other investments, and your overall return may be reduced. Further, to the extent distributions have or continue to exceed cash flow from operations, a stockholder's basis in our stock will be reduced and, to the extent distributions exceed a stockholder's basis, the stockholder may recognize capital gain. Our organizational documents do not limit the amount of distributions we can fund from sources other than from operating cash flow.

To the extent offering proceeds are used to pay fees to our advisor or its affiliates or to fund distributions, our investors will realize dilution and later investors may also realize a lower rate of return than investors who invest earlier in this offering.

        Our advisor and its affiliates provide services for us in connection with, among other things, the offer and sale of our shares, the selection and acquisition of our investments, the management and leasing of our properties, the servicing of our mortgage, bridge, mezzanine or other loans, and the disposition of our assets. We pay them substantial upfront fees for some of these services, which reduces the amount of cash available for investment in real estate or distribution to you. Largely as a result of these substantial fees, we expect that for each share sold in the our primary offering, assuming we sell the maximum primary offering, no more than $8.64 will be available for investment in real estate, depending primarily upon the number of shares we sell.

        In addition, we have used offering proceeds to fund distributions, and later investors who did not receive those distributions will therefore experience additional immediate dilution of their investment. Also, to the extent we incur debt to fund distributions earlier in our public offerings, the amount of cash available for distributions in future periods will be decreased by the repayment of such debt.

        The use of offering proceeds to pay fees to our advisor and its affiliates or to fund distributions increases the risk that the amount available for distribution to stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our offering.

Investors who invest in us at the beginning of the Offering may realize a lower rate of return than later investors.

        There can be no assurances as to when we will begin to generate sufficient cash flow to fully fund the payment of distributions. As a result, investors who invest in us before we generate significant cash flow may realize a lower rate of return than later investors. We expect to have little cash flow from operations available for distribution until we make substantial investments. In addition, to the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation. Therefore, until such time as we have sufficient cash flow from operations to fully fund the payment of distributions therefrom, some or all of our distributions will be paid from other sources, such as from the proceeds of the Offering or future offerings, cash advances to us by our Advisor, cash resulting from a waiver of asset management fees, and borrowings, including borrowings secured by our assets, in anticipation of future operating cash flow.

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

        As of December 31, 2010, we had made 11 investments (ten after the sale of Stone Creek in 2010) in real estate and real estate-related assets. As of March 2011, we are under contract, subject to certain contingencies, to purchase a 1,128-bed student housing portfolio located in Athens, Georgia for approximately $33 million from an unaffiliated third party. Although our Advisor is continuing to present investment opportunities to us, we have not entered into any other purchase and sale agreements for other investments for which to apply proceeds from the Offering as of the date of this Annual Report on Form 10-K, therefore, we are not able to provide you with information to evaluate our investments prior to acquisition. We will seek to invest substantially all of our offering proceeds available for investment, after the payment of fees and expenses, in the acquisition of real estate and real estate-related assets. We have established policies relating to the creditworthiness of tenants and managers, but our board of directors will have wide discretion in implementing these policies, and you will not have the opportunity to evaluate potential tenants or managers. In light of our desire to purchase properties that we believe present an opportunity for enhanced future value, the creditworthiness of existing tenants may not be a significant factor in determining whether to acquire the property. We anticipate that we will invest in properties that we believe may be repositioned for greater value due, in whole or in part, to the presence of tenants that do not have strong credit. In such cases, our strategy will include repositioning the property to attract new, more creditworthy tenants.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, and the value of your investment in us will fluctuate with the performance of the specific investments we make.

        The Offering is being made on a "best efforts" basis, meaning that our dealer manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any of the shares. As a result, we cannot assure you of the amount of proceeds that will be raised in the Offering. We are dependent on funds from the Offering to make additional investments resulting in greater diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we acquire. If we do not raise significant additional funds in the Offering, the more likely it will be that we cannot achieve significant diversification and the likelihood of our profitability being affected by the performance of any one of our investments will increase. We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Your investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, to the extent we are not able to raise additional funds, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected.

We and our Advisor have a limited operating history, we have no established financing sources, and the prior performance of real estate investment programs sponsored by Behringer Harvard Holdings and Robert M. Behringer may not be indicative of our future results.

        We and our Advisor have only limited operating histories. You should not rely upon the past performance of other real estate investment programs sponsored by Behringer Harvard Holdings and Robert M. Behringer to predict our future results. We were incorporated in January 2007, commenced operations in April 2008, and, as of the date of this Annual Report on Form 10-K, we have made ten investments in real estate and real estate-related assets. Accordingly, the prior performance of real estate investment programs sponsored by Behringer Harvard Holdings and Robert M. Behringer may not be indicative of our future results.

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

  •
  respond to competition for our targeted real estate properties and other investments, as well as for potential investors in us; and

  •
  continue to build and expand our operations structure to support our business.

        We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause you to lose all or a portion of your investment.

If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.

        Our success depends to a significant degree upon the continued contributions of our chairman, certain executive officers and other key personnel, of us, our Advisor and its affiliates, including Robert M. Behringer and Robert S. Aisner, each of whom would be difficult to replace. We do not have employment agreements with our chairman and executive officers, and we cannot guarantee that they will remain affiliated with us. Although our chairman, several of our executive officers and other key personnel, including Mr. Behringer and Mr. Aisner, have entered into employment agreements with affiliates of our Advisor, including Harvard Property Trust, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with our Advisor. If any of our key personnel were to cease their affiliation with us, our Advisor or its affiliates, our operating results could suffer. We do not intend to separately maintain key person life insurance on any of our key personnel. We believe that our future success depends, in large part, upon our Advisor's and its affiliates' ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for persons with these skills is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel. Further, we have established, and intend in the future to establish, strategic relationships with firms that have special expertise in certain services or as to assets both nationally and in certain geographic regions. Maintaining these relationships will be important for us to effectively compete for assets. We cannot assure you that we will be successful in attracting and retaining such strategic relationships. If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

If we internalize our management functions, your interest in us could be diluted, and we could incur other significant costs associated with being self-managed.

        Our strategy may involve becoming "self-managed" by internalizing our management functions, particularly if we seek to list our shares on an exchange as a way of providing our stockholders with a liquidity event. The method by which we could internalize these functions could take many forms. We may hire our own group of executives and other employees or we may elect to negotiate to acquire our Advisor's and property manager's assets and personnel. Under our Advisory management agreement, we are restricted from hiring or soliciting any employee of our Advisor or its affiliates for one year from the termination of the agreement. We are similarly restricted under our property management agreement with respect to the employees of our property manager or its affiliates. These restrictions could make it difficult to internalize our management functions without acquiring assets and personnel from our Advisor and its affiliates for consideration that would be negotiated at that time. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our stock. An internalization transaction could result in significant payments to affiliates of our Advisor irrespective of whether you enjoyed the returns on which we have conditioned other back-end compensation. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the net income per share and modified funds from operations per share attributable to your investment. We will not be required to seek a stockholder vote to become self-managed.

        In addition, while we would no longer bear the costs of the various fees and expenses we pay to our Advisor under the Advisory Management Agreement if we internalize, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance and SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that are now paid by our Advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and modified funds from operations and may further dilute your investment. We cannot reasonably estimate the amount of fees to our Advisor we would save and the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Advisor, our net income per share and modified funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

        As currently organized, we do not directly employ any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Nothing in our charter prohibits us from entering into the transaction described above.

        Additionally, there is no assurance that internalizing our management functions will prove to be beneficial to us and our stockholders. We could have difficulty integrating our management functions as a stand-alone entity. As of December 31, 2010, certain personnel of our Advisor and its affiliates perform property management, asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. We could fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management's attention could be diverted from most effectively managing our portfolio of investments.

If we were to internalize our management or if another investment program, whether sponsored by our sponsor or otherwise, hires the employees of our Advisor in connection with its own internalization transaction or otherwise, our ability to conduct our business may be adversely affected.

        We rely on persons employed by our Advisor to manage our day-to-day operations. If we were to effectuate an internalization of our Advisor, we may not be able to retain all of the employees of the advisor or to maintain a relationship with our sponsor. In addition, some of the employees of the advisor may provide services to one or more other investment programs. These programs or third parties may decide to retain some or all of the advisor's key employees in the future. If this occurs, these programs could hire certain of the persons currently employed by the advisor who are most familiar with our business and operations, thereby potentially adversely impacting our business.

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

Your investment may be subject to additional risks if we make additional international investments.

        We have purchased real estate assets located outside the United States and may make or purchase mortgage, bridge, mezzanine or other loans or participations in mortgage, bridge, mezzanine or other loans made by a borrower located outside the United States or secured by property located outside the United States. These investments may be affected by factors peculiar to the laws of the jurisdiction in which the borrower or the property is located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following risks:

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

  •
  our REIT tax status not being respected under foreign laws, in which case any income or gains from foreign sources would likely be subject to foreign taxes, withholding taxes, transfer taxes, and value added taxes;

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

If our sponsor, our Advisor or its affiliates waive or defer certain fees due to them, our results of operations and distributions may be artificially high.

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

        There may be periods during which one or more Behringer Harvard sponsored programs are seeking to invest in similar properties and other real estate-related investments. As a result, we may be buying properties and other real estate-related investments at the same time as one or more of the other Behringer Harvard sponsored programs managed by officers and employees of our Advisor and/or its affiliates, and these other Behringer Harvard sponsored programs may use investment strategies that are similar to ours. Our executive officers and the executive officers of our Advisor are also the executive officers of other Behringer Harvard sponsored REITs and their Advisors, the general partners of Behringer Harvard sponsored partnerships and/or the Advisors or fiduciaries of other Behringer Harvard sponsored programs, and these entities are and will be under common control. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another Behringer Harvard sponsored program. In the event these conflicts arise, we cannot assure you that our best interests will be met when officers and employees acting on behalf of our Advisor and on behalf of Advisors and managers of other Behringer Harvard sponsored programs decide whether to allocate any particular property to us or to another Behringer Harvard sponsored program or affiliate of our Advisor, which may have an investment strategy that is similar to ours. In addition, we may acquire properties in geographic areas where other Behringer Harvard sponsored programs own properties. If one of the other Behringer Harvard sponsored programs attracts a tenant for which we are competing, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may apply if our Advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations in mortgage, bridge or mezzanine loans on our behalf because other Behringer Harvard sponsored programs may be competing with us for such investments. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment.

Behringer Harvard Opportunity Advisors II and its affiliates, including all of our executive officers and some of our directors, will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

        Our Advisor, Behringer Harvard Opportunity Advisors II and its affiliates, including our dealer manager and our property manager, are entitled to substantial fees from us under the terms of the Advisory management agreement, dealer manager agreement and property management agreement. These fees could influence our Advisor's advice to us, as well as the judgment of affiliates of our Advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

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

  •
  property sales, which may result in the issuance to our Advisor of shares of our common stock through the conversion of our convertible stock;

  •
  property acquisitions from other Behringer Harvard sponsored programs, which might entitle affiliates of our Advisor to real estate commissions and possible success-based sale fees in connection with their services for the seller;

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

  •
  whether and when we seek to list our common stock on a national securities exchange, which listing could entitle our Advisor to the issuance of shares of our common stock through the conversion of our convertible stock; and

  •
  whether and when we seek to sell the company or its assets, which sale may result in the issuance of shares of our common stock to our Advisor through the conversion of our convertible stock.

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

Our Advisor will face conflicts of interest relating to joint ventures, tenant-in-common investments or other co-ownership arrangements that we enter with affiliates of our sponsor or Advisor or with other Behringer Harvard sponsored programs, which could result in a disproportionate benefit to affiliates of our sponsor or Advisor or to another Behringer Harvard sponsored program.

        We may enter into joint ventures, tenant-in-common investments or other co-ownership arrangements with other Behringer Harvard sponsored programs or with affiliates of our sponsor or Advisor, for the acquisition, development or improvement of properties, as well as the acquisition of real estate-related investments. These Behringer Harvard sponsored programs are likely to include single-client, institutional-investor accounts in which Behringer Harvard has been engaged by an institutional investor to locate and manage real estate investments on behalf of an institutional investor and with which such sponsor or advisor affiliate may invest. The executive officers of our Advisor are also the executive officers of other Behringer Harvard sponsored REITs and their Advisors, the general partners of other Behringer Harvard sponsored partnerships and/or the Advisors or fiduciaries of other Behringer Harvard sponsored programs. These executive officers will face conflicts of interest in determining which Behringer Harvard sponsored program should enter into any particular joint venture, tenant-in-common or co-ownership arrangement. These persons may also have a conflict in structuring the terms of the relationship between our interests and the interests of the Behringer Harvard sponsored co-venturer, co-tenant or partner, as well as conflicts of interest in managing the joint venture. Further, the fiduciary obligations that our Advisor or our board of directors may owe to a co-venturer, co-tenant or partner affiliated with our sponsor or Advisor may make it more difficult for us to enforce our rights.

        In the event that we enter into a joint venture, tenant-in-common investment or other co-ownership arrangements with another Behringer Harvard sponsored program or joint venture, our Advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular real estate property, exercising buy-sell rights or making other major decisions and you may face certain additional risks. For example, it is anticipated that certain Behringer Harvard sponsored funds will never have an active trading market. Therefore, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from such joint venturer with respect to the sale of properties in the future. In addition, in the event we enter into a joint venture with a Behringer Harvard sponsored program that has a term shorter than ours, the joint venture may be required to sell its properties at the time of the other Behringer Harvard sponsored program's liquidation. We may not desire to sell the properties at such time. Even if the terms of any joint venture agreement between us and another Behringer Harvard sponsored program grant us a right of first refusal to buy such properties, we may not have sufficient funds to exercise our right of first refusal under these circumstances.

        Because Mr. Behringer and his affiliates control us and other Behringer Harvard sponsored programs, agreements and transactions among the parties with respect to any joint venture, tenant-in-common investment or other co-ownership arrangement between or among such parties will not have the benefit of arm's-length negotiation of the type normally conducted between unrelated co-venturers. Under these joint ventures, neither co-venturer may have the power to control the venture, and under certain circumstances, an impasse could be reached regarding matters pertaining to the co-ownership arrangement, which might have a negative influence on the joint venture and decrease potential returns to you. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Furthermore, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason, or if our interest is likewise subject to a right of first refusal of our co-venturer or partner, our ability to sell such interest may be adversely impacted by such right.

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

        Certain of our executive officers, are also officers of our Advisor, our property manager, our dealer manager and other entities affiliated with our Advisor, including the Advisors and fiduciaries to other Behringer Harvard sponsored programs. As a result, these individuals owe fiduciary duties to these other entities and their investors, which may conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (i) allocation of new investments and management time and services between us and the other entities, (ii) the timing and terms of the investment in or sale of an asset, (iii) development of our properties by affiliates of our Advisor, (iv) investments with affiliates of our Advisor, (v) compensation to our Advisor, and (vi) our relationship with our dealer manager and property manager. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to you and to maintain or increase the value of our assets.

Our independent directors are involved in other businesses, investments and activities, therefore they may have conflicts of interest in allocating their time between our business and these other activities.

        Our independent directors are involved in other businesses, investments and activities. Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. Should our independent directors inappropriately devote insufficient time or resources to our business, then our performance may suffer.

Your investment will be diluted upon conversion of the convertible stock.

        In connection with our organization, Behringer Harvard Holdings, an affiliate of our Advisor, purchased 1,000 shares of our convertible stock for an aggregate purchase price of $1,000. On April 2, 2010, Behringer Harvard Holdings transferred ownership of the convertible stock to our Advisor. Under limited circumstances, these shares may be converted into shares of our common stock, resulting in dilution of our stockholders' interest in us. Our convertible stock will convert into shares of common stock on one of two events. First, it will convert if we have paid distributions to common stockholders such that aggregate distributions are equal to 100% of the price at which we sold our outstanding shares of common stock plus an amount sufficient to produce a 10% cumulative, non-compounded, annual return at that price. Alternatively, the convertible stock will convert if we list our shares of common stock on a national securities exchange and, on the 31st trading day after listing, the value of our company based on the average trading price of our shares of common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold for our common stockholders. Each of these two events is a "Triggering Event." Upon a Triggering Event, our convertible stock will, unless our Advisory Management Agreement with our Advisor has been terminated or not renewed on account of a material breach by our Advisor, generally convert into shares of common stock with a value equal to the lesser of (A) 20% of the excess of our enterprise value plus the aggregate value of distributions paid to date on then outstanding shares of our common stock over the aggregate issue price of those outstanding shares plus a 10% cumulative, non-compounded, annual return on the issue price of those outstanding shares or (B) 15% of the excess of our enterprise value plus the aggregate value of distributions paid to date on then outstanding shares of our common stock over the aggregate issue price of those outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares. However, if our Advisory Management Agreement with our Advisor expires without renewal or is terminated (other than because of a material breach by our Advisor) prior to a Triggering Event, then upon a Triggering Event the holder of the convertible stock will be entitled to a prorated portion of the number of shares of common stock determined by the foregoing calculation, where such proration is based on the percentage of time we were advised by our Advisor. As a result, following conversion, the holder of the convertible stock will be entitled to a portion of amounts distributable to our stockholders, which such amounts distributable to the holder could be significant.

        Our Advisor and Mr. Behringer can influence whether we terminate the Advisory Management Agreement or allow it to expire without renewal, or whether our common stock is listed for trading on a national securities exchange. Accordingly, our Advisor can influence both the conversion of the convertible stock and the resulting dilution of other stockholders' interests.

Because we rely on affiliates of Behringer Harvard Holdings for the provision of advisory, property management and dealer manager services, if Behringer Harvard Holdings is unable to meet its obligations, we may be required to find alternative providers of these services, which could result in a significant and costly disruption of our business.

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

        After the expiration of the five-year period described above, any business combination between a Maryland corporation and an interested stockholder must generally be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

  •
  80% of the votes entitled to be cast by holders of the then outstanding shares of voting stock of the corporation; and

  •
  two-thirds of the votes entitled to be cast by holders of voting stock of the corporation, other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

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

        Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, an "investment company" is any issuer that:

  •
  is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, which criteria we refer to as the primarily engaged test; and

  •
  is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities" having a value exceeding 40% of the value of our total assets on an unconsolidated basis, which criteria we refer to as the 40% Test. "Investment securities" excludes U.S. government securities and securities of majority owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

        We believe that we and our operating partnership satisfy both tests above. With respect to the 40% Test, most of the entities through which we and our operating partnership own our assets are majority owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).

        With respect to the primarily engaged test, we and our operating partnership are holding companies. Through the majority owned subsidiaries of our operating partnership, we and our operating partnership are primarily engaged in the non-investment company businesses of these subsidiaries.

        We believe that most of the subsidiaries of our operating partnership may rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Any other subsidiaries of our operating partnership should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) As reflected in no-action letters, the SEC staff's position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in "mortgages and other liens on and interests in real estate" or qualifying assets, at least 80% of its assets in qualifying assets plus real estate-related assets and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters.

        If, however, the value of the subsidiaries of our operating partnership that must rely on Section 3(c)(1) or Section 3(c)(7) is greater than 40% of the value of the assets of our operating partnership, then we and our operating partnership may seek to rely on the exception from registration under Section 3(c)(6) if we and our operating partnership are "primarily engaged," through majority owned subsidiaries, in the business of purchasing or otherwise acquiring mortgages and other interests in real estate. The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6); however, it is our view that we and our operating partnership may rely on Section 3(c)(6) if 55% of the assets of our operating partnership consist of, and at least 55% of the income of our operating partnership is derived from, majority owned subsidiaries that rely on Section 3(c)(5)(C).

        To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, the SEC may issue interpretations with respect to various types of assets that are contrary to our views and current SEC staff interpretations are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio.

        The method we use to classify our assets for purposes of the Investment Company Act is based in large measure upon no-action positions taken by the SEC staff in the past. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for exemption from regulation under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exemption from the definition of an "investment company" provided by Section 3(c)(5)(C) of the Investment Company Act.

        If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Rapid changes in the values of potential investments in CMBS or other real estate-related investments may make it more difficult for us to maintain our qualification as a REIT or our exception from the Investment Company Act.

        If the market value or income potential of our real estate-related investments, including potential investments in commercial mortgage-backed securities ("CMBS"), declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or our exception from registration under the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-real estate assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.

Stockholders have limited control over changes in our policies and operations.

        Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Our charter sets forth the stockholder voting rights required to be set forth therein under the Statement of Policy Regarding Real

Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007, the ("NASAA REIT Guidelines"). Under our charter and the Maryland General Corporation Law, our stockholders currently have a right to vote only on the following matters:

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

        Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interests of the stockholders. In addition to our investment policies and objectives, we may also change our stated strategy for any investment in an individual property. These policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders. As a result, the nature of your investment could change without your consent.

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

        Except for redemptions sought upon a stockholder's death, qualifying disability or confinement to a long-term care facility, the purchase price per share redeemed under our share redemption program will equal 90% of (i) the most recently disclosed estimated value per share as determined in accordance with our valuation policy, less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders after the valuation was determined; provided, however, that the purchase price per share shall not exceed: (1) prior to the first valuation conducted by our board of directors, or a committee thereof (the "Initial Board Valuation"), under the valuation policy, 90% of (i) the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders prior to the redemption date (the "Special Distributions"); or (2) on or after the Initial Board Valuation, the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) less any Special Distributions. Accordingly, you may receive less by selling your shares back to us than you would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation.

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

        Market conditions and other factors could cause us to delay the commencement of our liquidation or to delay the listing of our shares on a national securities exchange beyond six years from the termination of the Offering. If so, our board of directors and our independent directors may conclude that it is not in our best interests to hold a stockholders meeting for the purpose of voting on a proposal for our orderly liquidation. Our charter permits our board of directors, with the concurrence of a majority of our independent directors, to defer such a stockholder vote indefinitely. Therefore, if we are not successful in implementing our exit strategy, your shares will continue to be illiquid and you may, for an indefinite period of time, be unable to convert your investment into cash easily with minimum loss.

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

        Our Advisor and its affiliates will perform services for us in connection with, among other things, the offer and sale of our shares, the selection and acquisition of our investments, the management and leasing of our properties, the servicing of our mortgage, bridge, mezzanine or other loans, the administration of our other investments and the disposition of our assets. They will be paid substantial fees for these services. These fees will reduce the amount of cash available for investment or distributions to stockholders.

We may be restricted in our ability to replace our property manager under certain circumstances.

        Under the terms of our property management agreement, we may terminate the agreement upon 30 days' notice in the event of, and only in the event of, a showing of misconduct, negligence, or deliberate malfeasance by the property manager in performing its duties. Our board of directors may find the performance of our property manager to be unsatisfactory. However, unsatisfactory performance by the property manager may not constitute "misconduct, negligence, or deliberate malfeasance." As a result, we may be unable to terminate the property management agreement at the desired time, which may have an adverse effect on the management and profitability of our properties.

Distributions may be paid from capital, and there can be no assurance that we will be able to achieve expected cash flows necessary to continue to pay initially established distributions or maintain distributions at any particular level, or that distributions will increase over time.

        There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions generally will be based upon such factors as the amount of cash available or anticipated to be available from real estate investments and, real estate-related securities, mortgage, bridge or mezzanine loans and other investments, current and projected cash requirements and tax considerations. Because we may receive income from interest or rents at various times during our fiscal year, distributions paid may not reflect our income earned in that particular distribution period. The amount of cash available for distributions will be affected by many factors, such as our ability to make acquisitions as offering proceeds become available, the income from those investments and yields on securities of other real estate programs that we invest in, and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We can give no assurance that we will be able to achieve our anticipated cash flow or that distributions will increase over time. Nor can we give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, that loans we make will be repaid or paid on time, that loans will generate the interest payments that we expect, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans, other investments or our investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rates to stockholders.

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

  •
  In connection with future property acquisitions, we may issue additional shares of common stock, operating partnership units or interests in other entities that own our properties. We cannot predict the number of shares of common stock, units or interests that we may issue, or the effect that these additional shares might have on cash available for distributions to you. If we issue additional shares, they could reduce the cash available for distributions to you.

  •
  We make distributions to our stockholders to comply with the distribution requirements of the Internal Revenue Code and to eliminate, or at least minimize, exposure to federal income taxes and the nondeductible REIT excise tax. Differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

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

        We expect that cash distributions to our stockholders generally will be paid from cash available or anticipated from the cash flow from our investments in properties, real estate securities, mortgage, bridge or mezzanine loans and other real estate-related assets. However, until proceeds from the Offering are invested and generating operating cash flow sufficient to fully fund distributions to our stockholders, we have and may continue to make some or all of our distributions from the proceeds of the Offering, cash advanced to us by our Advisor, cash resulting from a waiver or deferral of asset management fees and/or from borrowings (including borrowings secured by our assets) in anticipation of future cash flow. In addition, to the extent our investments are in development or redevelopment projects, or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early period of operation. Once our development projects are completed and begin to generate income, we intend to use such increased income to make distributions to our stockholders. Accordingly, the amount of distributions paid at any time may not reflect current cash flow from our operations. To the extent cash distributions are paid from the proceeds of the Offering, cash advanced to us by our Advisor, cash resulting from a deferral of asset management fees and/or from borrowings (including borrowings secured by our assets) in anticipation of future cash flow, we will have less capital available to invest in properties and other real estate-related assets, which may negatively impact our ability to make investments and substantially reduce current returns and capital appreciation. In that event, we may not be able to use all of the net proceeds raised in the Offering for investment in real estate, loans and other investments, paying acquisition fees and expenses incurred in making such investments and for any capital reserves we may establish, until such time as we have sufficient cash flows from operations to fully fund our distributions.

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

        We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation, or "FDIC," only insures limited amounts per depositor per insured bank. At December 31, 2010, we had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.

Recent market disruptions may adversely impact aspects of our operating results and operating condition.

        The global financial markets have undergone pervasive and fundamental disruptions. The disruptions have had and may continue to have an adverse impact on the availability of credit to businesses, generally, and have resulted in and could lead to further weakening of the U.S. and global economies. Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the current dislocations in the credit markets and general global economic recession. Availability of debt financing secured by commercial real estate has declined, as a result of tightened underwriting standards. These conditions have and may continue to materially affect the value of our investment properties, and may affect our ability to pay distributions, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due. These challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, the current conditions, or similar conditions existing in the future, may have the following consequences:

  •
  the financial condition of our tenants may be adversely affected, which may result in us having to increase concessions, reduce rental rates or make capital improvements beyond those contemplated at the time we acquired the properties, in order to maintain occupancy levels or to negotiate for reduced space needs, which may result in a decrease in our occupancy levels;

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

        We may use derivative financial instruments to hedge exposures to changes in exchange rates and interest rates on loans secured by our assets and investments in commercial mortgage-backed securities. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time. Our hedging may fail to protect or could adversely affect us because, among other things:

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

        The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75.0% and 95% gross income tests if the instrument hedges (1) interest rate risk on liabilities incurred to carry or acquire real estate or (2) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

There can be no assurance that the direct or indirect effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, will not have an adverse effect on our interest rate hedging activities.

        On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") became law in the United States. Title VII of the Dodd-Frank Act contains a sweeping overhaul of the regulation of privately negotiated derivatives. The provisions of Title VII become effective on July 16, 2011 or, with respect to particular provisions, on such other date specified in the Dodd-Frank Act or by subsequent rulemaking. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be assessed until implementing rules and regulations are promulgated, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and may result in us entering into such transactions on more unfavorable terms than prior to effectiveness of the Dodd-Frank Act. The occurrence of any of the foregoing events may have an adverse effect on our business.

Recent disruptions in the financial markets could adversely affect the multifamily property sector's ability to obtain financing and credit enhancement from Fannie Mae and Freddie Mac, which could adversely impact us.

        Fannie Mae and Freddie Mac are major sources of financing for the multifamily sector. Since 2007, Fannie Mae and Freddie Mac have reported substantial losses and a need for significant amounts of additional capital. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the recent credit market disruption, the U.S. Congress and Treasury undertook a series of actions to stabilize these government-sponsored enterprises and the financial markets. Pursuant to legislation enacted in 2008, the U.S. government placed both Fannie Mae and Freddie Mac under its conservatorship.

        Currently, Fannie Mae and Freddie Mac remain active multifamily lenders. However, there is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac. Should Fannie Mae and Freddie Mac have their mandates changed or reduced, be disbanded or reorganized by the government or otherwise discontinue providing liquidity to our sector, it would significantly reduce our access to debt capital and/or increase borrowing costs. If new U.S. government regulations heighten Fannie Mae's and Freddie Mac's underwriting standards, adversely affect interest rates and reduce the amount of capital they can make available to the multifamily sector, it could have a material adverse effect on both the multifamily sector and us because many private alternative sources of funding have been reduced or are unavailable. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector's derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities. Specifically, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could: (1) make it more difficult for us to secure new takeout financing for current multifamily development projects; (2) hinder our ability to refinance completed multifamily assets; (3) decrease the amount of available liquidity and credit that could be used to further diversify our portfolio of multifamily assets; and (4) require us to obtain other sources of debt capital with potentially different terms.

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

        Our opportunistic property acquisition strategy will include investments in properties in various phases of development, redevelopment or repositioning and portfolio acquisitions, which may cause our revenues and net income to fluctuate significantly from one period to another. Projects do not produce revenue while in development or redevelopment. During any period when our projects in development or redevelopment or those with significant capital requirements increase without a corresponding increase in stable revenue-producing properties, our revenues and net income will likely decrease. Many factors may have a negative impact on the level of revenues or net income produced by our portfolio of properties and projects, including higher than expected construction costs, failure to complete projects on a timely basis, failure of the properties to perform at expected levels upon completion of development or redevelopment, and increased borrowings necessary to fund higher than expected construction or other costs related to the project. Further, our net income and shareholders' equity could be negatively affected during periods with large portfolio acquisitions, which generally require large cash outlays and may require the incurrence of additional financing. Any such reduction in our revenues and net income during such periods could cause a resulting decrease in our cash available for distributions during the same periods.

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

If we fail to diversify our investment portfolio, downturns relating to certain geographic regions, types of assets, industries or business sectors may have a more significant adverse impact on our assets and our ability to pay distributions than if we had a diversified investment portfolio.

        While we intend to diversify our portfolio of investments in the manner described in the prospectus related to the Offering, we are not required to observe specific diversification criteria. Therefore, our investments in target assets may at times be concentrated in certain asset types that are subject to higher risk of foreclosure, or secured by assets concentrated in a limited number of geographic locations. As of December 31, 2010, 61% of our base rent and 29% of our base rent was derived from tenants in Florida and Colorado, respectively. To the extent that our portfolio is concentrated in limited geographic regions, types of assets, industries or business sectors, downturns relating generally to such region, type of asset, industry or business sector may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to pay distributions to you.

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

        We may enter into joint ventures, tenant-in-common investments or other co-ownership arrangements with other Behringer Harvard programs or third parties having investment objectives similar to ours for the acquisition, development or improvement of properties, as well as the acquisition of real estate-related investments. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons.

        Such investments may involve risks not otherwise present with other forms of real estate investment, including, for example:

  •
  the possibility that our co-venturer, co-tenant or partner in an investment might become bankrupt;

  •
  the possibility that the investment requires additional capital that we and/or our partner do not have, which lack of capital could affect the performance of the investment and/or dilute our interest if the partner were to contribute our share of the capital;

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

  •
  that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT; or

  •
  that such partner may exercise buy/sell rights that force us to either acquire the entire investment, or dispose of our share, at a time and price that may not be consistent with our investment objectives.

        Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage may adversely affect your returns.

        Our Advisor will attempt to ensure that all of our properties are adequately insured to cover casualty losses. The nature of the activities at certain properties we may acquire will expose us and our operators to potential liability for personal injuries and, in certain instances, such as with marinas, property damage claims. For instance, marina business activities are customarily subject to various hazards, including gasoline or other fuel spills, fires, drownings and other water-related accidents, boat storage rack collapses and other dangers relatively common in the marina industry. In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, pollution, environmental matters or extreme weather conditions such as hurricanes, floods and snowstorms that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders generally insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage, bridge or mezzanine loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure you that we will have adequate coverage for such losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss. In addition, other than the capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in decreased distributions to stockholders.

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

        In addition, we may invest in unimproved real property. Returns from development of unimproved properties are also subject to risks and uncertainties associated with rezoning the land for development and environmental concerns of governmental entities and/or community groups. Your investment is subject to the risks associated with investments in unimproved real property.

If we contract with Behringer Development Company LP or its affiliates for newly developed property, we cannot guarantee that any earnest money deposit we make to Behringer Development Company LP or its affiliates will be fully refunded.

        We may enter into one or more contracts, either directly or indirectly through joint ventures, tenant-in-common investments or other co-ownership arrangements with affiliates of our Advisor or others, to acquire real property from Behringer Development Company LP ("Behringer Development"), an affiliate of our Advisor. Properties acquired from Behringer Development or its affiliates may be existing income-producing properties, properties to be developed or properties under development. We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties. In the case of properties to be developed by Behringer Development or its affiliates, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property by Behringer Development or its affiliates. At the time of contracting and the payment of the earnest money deposit by us, Behringer Development or its affiliates typically will not have acquired title to any real property. Typically, Behringer Development or its affiliates will only have a contract to acquire land, a development agreement to develop a building on the land and an agreement with one or more tenants to lease all or part of the property upon its completion. We may enter into such a contract with Behringer Development or its affiliates even if at the time of contracting we have not yet raised sufficient proceeds in the Offering to enable us to close the purchase of such property. However, we will not be required to close a purchase from Behringer Development or its affiliates, and will be entitled to a refund of our earnest money, in the following circumstances:

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

        If we do not have enough capital reserves to supply needed funds for capital improvements throughout the life of the investment in a property, and there is insufficient cash available from our operations, we may be required to defer necessary improvements to the property, which may cause the property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to the property. If this happens, we may not be able to maintain projected rental rates for affected properties, and our results of operations may be negatively impacted.

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

We may invest in apartment communities and short-term apartment leases which may expose us to the effects of declining market rent more quickly, which could adversely impact our ability to make cash distributions to our stockholders.

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

        Our properties are generally expected to be subject to the Americans with Disabilities Act of 1990, as amended ("Disabilities Act"), or similar laws of foreign jurisdictions. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for "public accommodations" and "commercial facilities" that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act's requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or similar laws of foreign jurisdictions or place the burden on the seller or other third party, such as a tenant, to ensure compliance with such laws. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for compliance with these laws may affect cash available for distributions and the amount of distributions to you.

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

A proposed change in U.S. accounting standards for leases could reduce the overall demand to lease our properties.

        The existing accounting standards for leases require lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset and the contractual lease obligation are recorded on the tenant's balance sheet if one of the following criteria are met: (i) the lease transfers ownership of the property to the lessee by the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the non-cancellable lease term is more than 75% of the useful life of the asset; or (iv) the present value of the minimum lease payments equals 90% or more of the leased property's fair value. If the terms of the lease do not meet these criteria, the lease is considered an operating lease, and no leased asset or contractual lease obligation is recorded by the tenant.

        In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the U.S. Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") initiated a joint project to develop new guidelines for lease accounting. The FASB and IASB (collectively, the "Boards") issued an Exposure Draft on August 17, 2010 (the "Exposure Draft"), which proposes substantial changes to the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the tenant's balance sheet for all lease arrangements. In addition, the Exposure Draft will impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms of new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms or fewer extension options, which would generally have less impact on tenants' balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk or shorter lease terms, which may negatively impact our operations and ability to pay distributions.

        The Exposure Draft does not include a proposed effective date; however, the Boards plan to issue a final standard regarding lease accounting in 2011.

If we invest in apartment communities, we must comply with the Fair Housing Amendment Act, which may decrease our cash flow from operations.

        We also must comply with the Fair Housing Amendment Act of 1988 ("FHAA"), which requires that apartment communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently, there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHAA and an increasing number of substantial enforcement actions and private lawsuits have been brought against apartment communities to ensure compliance with these requirements. Noncompliance with the FHAA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys' fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.

If we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser.

        If we decide to sell any of our properties, we intend to use commercially reasonable efforts to sell them for cash or in exchange for other property. However, in some instances we may sell our properties by providing financing to purchasers. If we provide financing to purchasers, we will bear the risk of default by the purchaser and will be subject to remedies provided by law, which could negatively impact distributions to our stockholders. There are no limitations or restrictions on our ability to take purchase money obligations. We may, therefore, take a purchase money obligation secured by a mortgage as partial payment for the purchase price of a property. The terms of payment to us generally will be affected by custom in the area where the property being sold is located and the then-prevailing economic conditions. If we receive promissory notes or other property in lieu of cash from property sales, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to make distributions to our stockholders.

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

        We do not intend to incur mortgage debt on a particular real property unless we believe the property's projected cash flow is sufficient to service the mortgage debt. However, if there is a shortfall in cash flow available to service our mortgage debt, then the amount available for distributions to stockholders may be affected. In addition, incurring mortgage debt increases the risk of loss because (1) loss in investment value is generally borne entirely by the borrower until such time as the investment value declines below the principal balance of the associated debt and (2) defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default. If any of our properties are foreclosed upon due to a default, our ability to make distributions to our stockholders will be adversely affected. In addition, because our goal is to be in a position to liquidate our assets within three to six years after the termination of the Offering, our approach to investing in properties utilizing leverage in order to accomplish our investment objectives over this period of time may present more risks to investors than comparable real estate programs that have a longer intended duration and that do not utilize borrowing to the same degree.

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

        We may incur indebtedness that bears interest at a variable rate. In addition, from time to time we may pay mortgage loans or finance and refinance our properties in a rising interest rate environment. Accordingly, increases in interest rates could increase our interest costs, which could have an adverse effect on our operating cash flow and our ability to make distributions to you. In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we may need to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. Prolonged interest rate increases could also negatively impact our ability to make investments with positive economic returns.

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

        Our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets, but we may exceed this limit under some circumstances. Such debt may be at a level that is higher than real estate investment trusts with similar investment objectives or criteria. High debt levels could cause us to incur higher interest charges, could result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.

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

The types of structured debt securities in which we may invest have caused large financial losses for many investors over the past two years, and we can give no assurances that our investments in such securities will be successful.

        We may invest in CMBS, collateralized debt obligations and other structured debt securities. Many of these types of investments have become illiquid and considerably less valuable over the past two years. This reduced liquidity and decrease in value caused financial hardship for many investors in these securities. Many investors did not fully appreciate the risks of such investments. We can give you no assurances that our investments in these securities will be successful.

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

        Certain of the real estate-related securities that we may purchase in connection with privately negotiated transactions will not be registered under the applicable securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition, except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower's default.

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

        We may use leverage in connection with our investment in CMBS which may substantially increase the risk of loss. There can be no assurance that leveraged financing will be available to us on favorable terms or that, among other factors, the terms of such financing will parallel the maturities of the underlying securities acquired. Therefore, such financing may mature prior to the maturity of the CMBS acquired by us. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing. We may utilize repurchase agreements as a component of our financing strategy. Repurchase agreements economically resemble short-term, variable-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the market value of the CMBS subject to a repurchase agreement decline, we may be required to provide additional collateral or make cash payments to maintain the loan to collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying CMBS.

Our dependence on the management of other entities in which we invest may adversely affect our business.

        We may not control the management, investment decisions or operations of the companies in which we may invest. Management of those enterprises may decide to change the nature of their assets, or management may otherwise change in a manner that is not satisfactory to us. We will have no ability to affect these management decisions, and we may have only limited ability to dispose of our investments.

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

        The experience of our Advisor and its affiliates with respect to investing in mortgage, bridge, mezzanine or other loans is not as extensive as it is with respect to investments directly in real properties. However, we may continue to make such loan investments to the extent our Advisor determines that it is advantageous to us due to the state of the real estate market or in order to diversify our investment portfolio. Our less extensive experience with respect to mortgage, bridge, mezzanine or other loans could adversely affect our return on loan investments.

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

        The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower's default. If our Advisor determines that it is in our best interests to make or invest in mortgage, bridge or mezzanine loans, any intended liquidation of us may be delayed beyond the time of the sale of all of our properties until all mortgage, bridge or mezzanine loans expire or are sold, because we may enter into mortgage, bridge or mezzanine loans with terms that expire after the date we intend to have sold all of our properties.

Investments that are not United States government insured involve risk of loss.

        We may originate and acquire uninsured loans and assets as part of our investment strategy. Such loans and assets may include mortgage loans, mezzanine loans and bridge loans. While holding such interests, we are subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under our loans, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the collateral and the principal amount of the loan. To the extent we suffer such losses with respect to our investments in such loans, the value of our company and the price of our common stock may be adversely affected.

Risks Associated with Section 1031 Tenant-in-Common Transactions

We may have increased exposure to liabilities from litigation as a result of any participation by us in Section 1031 Tenant-in-Common transactions.

        Behringer Development, an affiliate of our Advisor, or its affiliates ("Behringer Harvard Exchange Entities") regularly enter into transactions that qualify for like-kind exchange treatment under Section 1031 of the Internal Revenue Code. Section 1031 tenant-in-common transactions ("Section 1031 TIC Transactions") are structured as the acquisition of real estate owned in co-tenancy arrangements with parties seeking to defer taxes under Section 1031 of the Internal Revenue Code ("1031 Participants"). We may provide accommodation in support of or otherwise be involved in such Section 1031 TIC Transactions. Specifically, at the closing of certain properties acquired by a Behringer Harvard Exchange Entity, we may enter into a contractual arrangement with such entity providing: (1) in the event that the Behringer Harvard Exchange Entity is unable to sell all of the co-tenancy interests in that property to 1031 Participants, we will purchase, at the Behringer Harvard Exchange Entity's cost, any co-tenancy interests remaining unsold; (2) we will guarantee certain bridge loans associated with the purchase of the property in which tenant-in-common interests are to be sold; and/or (3) we will provide security for the guarantee of such bridge loans. There are significant tax and securities disclosure risks associated with the related offerings of co-tenancy interests to 1031 Participants. Changes in tax laws may negatively impact the tax benefits of like-kind exchanges or cause such transactions not to achieve their intended value. In certain Section 1031 TIC Transactions it is anticipated that we would receive fees in connection with our provision of accommodation in support of the transaction and, as such, even though we do not sponsor these Section 1031 TIC Transactions, we may be named in or otherwise required to defend against any lawsuits brought by 1031 Participants because of our affiliation with sponsors of such transactions. Furthermore, in the event that the Internal Revenue Service conducts an audit of the purchasers of co-tenancy interests and successfully challenges the qualification of the transaction as a like-kind exchange, purchasers of co-tenancy interests may file a lawsuit against the entity offering the co-tenancy interests, its sponsors, and/or us. We may be involved in one or more such offerings and could therefore be named in or otherwise required to defend against lawsuits brought by 1031 Participants. Any amounts we are required to expend defending any such claims will reduce the amount of funds available for investment by us in properties or other investments and may reduce the amount of funds available for distribution to our stockholders. In addition, disclosure of any such litigation may adversely affect our ability to raise additional capital in the future through the sale of stock.

We may have increased business and litigation risks as a result of any direct sales by us of tenant-in-common interests in Section 1031 TIC Transactions.

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

        Specifically, several tenant-in-common investment programs have not benefited from expected leasing improvements. Behringer Harvard Holdings has provided support for some of these programs in the form of leases for vacant space and other payments. In addition, the Beau Terre Office Park tenant-in-common program is currently underperforming relative to projections that were based on seller representations that Behringer Harvard Holdings now believes to be false. With respect to this program, Behringer Harvard Holdings reached a settlement in December 2010 in a lawsuit with the former on-site property manager. The tenant-in-common investors received substantial settlement consideration and were no longer party to the suit at its ultimate conclusion.

Federal Income Tax Risks

Failure to qualify as a REIT would adversely affect our operations and our ability to make distributions.

        In order for us to qualify as a REIT, we must satisfy certain requirements set forth in the Internal Revenue Code and Treasury Regulations and various factual matters and circumstances that are not entirely within our control. We intend to structure our activities in a manner designed to satisfy all of these requirements. However, if certain of our operations were to be recharacterized by the Internal Revenue Service, such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT and may affect our ability to continue to qualify, as a REIT. In addition, new legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualifying as a REIT or the federal income tax consequences of qualifying.

        Our qualification as a REIT depends upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific stockholder rules, the various tests imposed by the Internal Revenue Code. We cannot assure you that we will satisfy the REIT requirements in the future. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income for that year at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Our failure to qualify as a REIT would adversely affect the return on your investment.

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

        If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a taxable REIT subsidiary ("TRS") or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes). However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor. Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forgo the use of a TRS in a transaction that does not meet the safe harbor, based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition will not be subject to the 100% penalty tax. In cases where a property disposition is not effected through a TRS, the Internal Revenue Service could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax and none of the proceeds from such sale will be distributable by us to our stockholders or available for investment by us.

        If we acquire a property that we anticipate will not fall within the safe harbor from the 100% penalty tax upon disposition, then we may acquire such property through a TRS in order to avoid the possibility that the sale of such property will be a prohibited transaction and subject to the 100% penalty tax. If we already own such a property directly or indirectly through an entity other than a TRS, we may contribute the property to a TRS if there is another, non-tax related business purpose for the contribution of such property to the TRS. Following the transfer of the property to a TRS, the TRS will operate the property and may sell such property and distribute the net proceeds from such sale to us, and we may distribute the net proceeds distributed to us by the TRS to our stockholders. Though a sale of the property by a TRS likely would eliminate the danger of the application of the 100% penalty tax, the TRS itself would be subject to a tax at the federal level, and potentially at the state and local levels, on the gain realized by it from the sale of the property, as well as on the income earned while the property is operated by the TRS. This tax obligation would diminish the amount of the proceeds from the sale of such property that would be distributable to our stockholders. As a result, the amount available for distribution to our stockholders would be substantially less than if the REIT had not operated and sold such property through the TRS and such transaction was not successfully characterized as a prohibited transaction. The maximum federal corporate income tax rate currently is 35%. Federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property through a TRS after the effective date of any increase in such tax rates.

        As a REIT, the value of the non-mortgage securities we hold in all of our TRSs may not exceed 25% of the value of all of our assets at the end of any calendar quarter. If the Internal Revenue Service were to determine that the value of our interests in all of our TRSs exceeded this limit at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interests to own a substantial number of our properties through one or more TRSs, then it is possible that the Internal Revenue Service may conclude that the value of our interests in our TRSs exceeds 25% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may be from sources other than real estate. Distributions paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year. We will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our continued qualification as a REIT. Our failure to qualify as a REIT would adversely affect the return on your investment.

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

        Even if we qualify and maintain our status as a REIT, we may become subject to federal and state taxes. For example, if we have net income from a "prohibited transaction," such income will be subject to a 100% penalty tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our assets and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. We may also be subject to state and local taxes, including potentially the "margin tax" in the State of Texas, on our income or property, either directly or at the level of the operating partnership or at the level of the other companies through which we indirectly own our assets. Any federal or state taxes paid by us will reduce the cash available to us for distribution to our stockholders.

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

        We have made and expect to continue to make investments in real estate located outside of the United States. Such investments will typically be structured to minimize non-U.S. taxes, and generally include the use of holding companies. Our ownership, operation and disposition strategy with respect to non-U.S. investments will take into account foreign tax considerations. For example, it is typically advantageous from a tax perspective in non-U.S. jurisdictions to sell interests in a holding company that owns real estate rather than the real estate itself. Buyers of such entities, however, will often discount their purchase price by evaluating any inherent risks or expected tax liability in such entity. Additionally, the pool of buyers for interests in such holding companies is typically more limited than buyers of direct interests in real estate, and we may be forced to dispose of real estate directly, thus potentially incurring higher foreign taxes and negatively effecting the return on the investment.

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

        Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005 and 2010. One of the changes effected by that legislation generally reduced the tax rate on dividends paid by corporations to individuals to a maximum of 15% prior to 2013. REIT distributions generally do not qualify for this reduced rate. The tax changes did not, however, reduce the corporate tax rates. Therefore, the maximum corporate tax rate of 35% has not been affected. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the "double taxation" to which other corporations are typically subject. It is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interests of our stockholders.

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

        In the event a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income. Similarly, we may be required to accrue interest income with respect to commercial mortgage-backed securities at the stated rate regardless of when their corresponding cash payments are received.

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

Risks Related to Investments by Benefit Plans Subject to ERISA and Certain Tax-Exempt Entities (including IRAs).

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

        There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. If you are investing the assets of such a plan or account in our common stock, you should satisfy yourself that:

  •
  your investment is consistent with your fiduciary obligations and other duties under ERISA and the Internal Revenue Code;

  •
  your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan's or account's investment policy;

  •
  your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

  •
  your investment in our shares, for which no public trading market exists, is consistent with the liquidity needs of the plan or IRA;

  •
  your investment will not produce an unrelated amount of "unrelated business taxable income" for the plan or IRA;

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

        Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Code, the fiduciary or IRA owner who authorized or directed the investment or a related party may be subject to the imposition of excise taxes with respect to the amount invested. In the case of a prohibited transaction involving an IRA owner, the IRA owners and may be disqualified and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA custodians should consult with counsel before making an investment in our common shares.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

General

        The following table presents certain additional information about our consolidated investments in real estate as of December 31, 2010:

Property Name	Location	Date Acquired	Approximate Rentable Square Footage or Number of Units and Total Square Feet of Units (unaudited)	Description	Encumbrances	Ownership Interest	Occupancy at the end of 2010	Occupancy at the end of 2009	Effective Monthly Rent per Square Foot/Unit for 2010(1)	Effective Annual Rent per Square Foot/Unit for 2009(1)
1875 Lawrence	Denver, CO	October 2008	185,000	15-story office building	$19.4 million	100%	71%	91%	$1.85	$1.66
Palms of Monterey	Fort Myers, FL	May 10, 2010	408 units / 518 square feet	multifamily	19.7 million	90%	96%	n/a	789.15	n/a
Holstenplatz	Hamburg, Germany	June 30, 2010	80,000	8-story office	10.4 million	100%	86%	n/a	1.31	n/a
Archibald Business Center	Ontario, California	August 27, 2010	231,000	office and industrial warehouse	6.1 million	80%	100%	n/a	0.29	n/a
Parrot's Landing	North Lauderdale, Florida	September 17, 2010	560 units / 519,000 square feet	multifamily	29.5 million	90%	94%	n/a	908.26	n/a
Florida MOB Portfolio	South Florida	October 8, 2010/ October 20, 2010(3)	694,000	medical office	34.2 million	90%(3)(4)	83%	n/a	1.62	n/a
Courtyard Kauai Coconut Beach Hotel	Kauai, Hawaii	October 20, 2010	311 Rooms(2)	hotel	38 million	80%	30%	n/a	n/a	n/a
Interchange Business Center	San Bernardino, California	November 23, 2010	802,000	industrial	18.1 million	80%	29%	n/a	0.29	n/a

(1)
Effective monthly rent is monthly rent as of December 31.

(2)
The Courtyard Kauai Coconut Beach Hotel has 311 rooms and approximately 6,200 square feet (unaudited) of meeting space.

(3)
We acquired a portfolio of eight medial office buildings, known as the Original Florida MOB Portfolio on October 8, 2010. We acquired a medical office building known as Garden Medical Pavilion on October 20, 2010. Collectively, the Original Florida MOB Portfolio and Gardens Medical Pavilion are referred to as the Florida MOB Portfolio.

(4)
The Florida MOB Portfolio consists of 9 Medical Office Buildings. We own 90% of each of eight of the buildings. We own 90% of a 90% JV interest in the ninth building, Gardens Medical Pavilion.

        The following information generally applies to our consolidated investments in our real estate properties:

  •
  we believe our real estate property is adequately covered by insurance and suitable for its intended purpose;

  •
  our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

  •
  depreciation is provided on a straight-line basis over the estimated useful life of the buildings.

        In addition to the properties summarized above, we have a noncontrolling, unconsolidated ownership interest in Inland Empire Distribution Center that we account for using the equity method. We paid $3.7 million, exclusive of closing costs, for our equity interest in the property.

Geographic Diversification

        The following table shows the geographic diversification of our real estate portfolio for those properties that we consolidate into our financial statements as of December 31, 2010 ($ in thousands):

Location	2010 Base Rent(1)(2)	Percentage of 2010 Base Rent
Florida	$6,965	58%
Colorado	3,330	28%
Hawaii	954	8%
California	364	3%
International	482	3%

	$12,095	100%

(1)
In 2010 no single tenant represented more than 10% of our revenues. As an opportunistic fund, we utilize a business model driven by investment strategy and expected performance characteristics. Accordingly, we have investments in several types of real estate, including office, hotel, multifamily, industrial, condominium and land held for development. Within our office properties we have over 150 tenants who operate in numerous industries including technology, finance and insurance, professional services, and retail.

(2)
Base Rent represents contractual base rental income of our office and industrial properties as well as revenue from our multifamily and hotel properties, excluding tenant reimbursements, without consideration of tenant contraction or termination rights. Tenant reimbursements generally include payment of real estate taxes, operating expenses, and common area maintenance and utility charges.

Future Lease Payments Table

        The following table presents the future minimum base rental payments of our office and industrial properties due to us under non-cancelable leases over the next ten years at our consolidated properties as of December 31, 2010 ($ in thousands):

2011	$14,008
2012	10,634
2013	8,276
2014	5,513
2015	3,543
2016	2,134
2017	1,606
2018	1,422
2019	1,301
2020	954
Thereafter	170

Portfolio Lease Expirations

        The following table presents lease expirations for non-cancelable leases for our consolidated office and industrial properties as of December 31, 2010 ($ in thousands):

Year of Expiration	Number of Leases Expiring	Annualized Base Rent(1)	Percent of Portfolio Annualized Base Rent Expiring	Leased Rentable Sq. Ft.	Percent of Portfolio Rentable Sq. Ft. Expiring
2011	70	$4,081	25%	415,345	37%
2012	61	2,580	16%	129,023	12%
2013	39	2,386	15%	187,366	17%
2014	29	2,770	17%	183,463	16%
2015	39	1,868	11%	85,359	8%
2016	4	815	5%	36,440	3%
2017	2	270	2%	7,575	1%
2018	1	57	0%	818	0%
2019	2	133	1%	11,743	1%
2020	6	1,241	8%	56,824	5%
Thereafter	1	62	0%	4,273	0%

Total	254	$16,263	100%	1,118,229	100%

(1)
Represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to the expiration multiplied by 12, without consideration of tenant contraction or termination rights. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

Item 3.    Legal Proceedings

        We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4.    Removed and Reserved

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

        We have adopted a valuation policy in respect of estimating the per share value of our common stock. For this purpose, the estimated value of our common stock is $10.00 per share as of December 31, 2010. The basis for this valuation is the gross offering price of a share of our common stock in the Offering. Until 18 months have passed without a sale in an offering of our common stock (or other securities from which the board of directors believes the value of a share of common stock can be estimated), excluding any offering related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership, we generally will use the gross offering price of a share of the common stock in our most recent offering as the per share estimated value thereof or, with respect to an offering of other securities from which the value of a share of common stock can be estimated, the value derived from the gross offering price of the other security as the per share estimated value of the common stock. This estimated value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your shares. In addition, this per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets.

Holders

        As of February 28, 2011, we had 22,980,903 shares of common stock outstanding held by a total of 10,050 stockholders.

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

        Until proceeds from the Offering are fully invested and generating sufficient operating cash flow to fully fund the payment of distributions to our stockholders, we have paid and will continue to pay some or all of our distributions from sources other than operating cash flow. We may, for example, generate cash to pay distributions from financing activities, components of which may include proceeds from the Offering and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow. In addition, from time to time, our Advisor and its affiliates may agree to waive or defer all, or a portion, of the acquisition, asset management or other fees or incentives due to them, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash that we have available to pay distributions to our stockholders.

        Cash amounts distributed to stockholders during the year ended December 31, 2010 were $2.8 million. Distributions funded through the issuance of shares under the DRP during the year ended December 31, 2010 were $6.4 million. For the year ended December 31, 2010, cash flows used in operating activities were $8.2 million. Accordingly, for the year ended December 31, 2010, both distributions and the operating shortfalls totaling $11 million were funded from financing activities including proceeds from the Offering and borrowings. Cash amounts distributed to stockholders during the year ended December 31, 2009 were $1.1 million. Distributions funded through the issuance of shares under the DRP during the year ended December 31, 2009 were $3.1 million. For the year ended December 31, 2009, cash flows provided by operating activities were $0.3 million. Accordingly, for the year ended December 31, 2009, both distributions and the operating shortfalls totaling $0.8 million were funded from proceeds from the Offering.

        The amount by which our distributions paid exceeded cash flow from operating activities has increased due to investments in properties not yet stabilized and a higher distribution rate. Effective June 1, 2009, our board of directors increased our distribution rate from an annual effective rate of 3.0% to 5.0%. As a result, future distributions declared and paid may continue to exceed cash flow from operating activities until such time that we invest in additional real estate or real estate-related assets at favorable yields and such investments reach stabilization.

        Distributions paid to stockholders are funded through various sources, including cash flow from operating activities, proceeds raised as part of our Offering, reinvestment through our distribution reinvestment plan and/or additional borrowings. The following summarizes certain information related to the sources of recent distributions ($ in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Total Distributions Paid	$9,283	$4,182	$684
Principal Sources of Funding:
Distribution Reinvestment Plan	$6,436	$3,068	$517
Cash flow provided by (used in) operating activities	$(8,237)	$315	$(95)
Cash available at the beginning of the period(1)	$67,509	$47,375	$203

(1)
Represents the cash available at the beginning of the reporting period primarily attributable to excess funds raised from the issuance of common stock and borrowings, after the impact of historical operating activities, other investing and financing activities.

        Distributions by quarter for the years ended December 31, 2010 and 2009 were as follows (in thousands, except per share amounts):

	Distributions Paid			Cash Flow Provided by (Used In) Operations
					Total Distributions Declared	Declared Distribution Per Share
2010	Cash	Reinvested	Total
4th Quarter	$845	$1,814	$2,659	$(6,344)	$2,740	$0.126
3rd Quarter	794	1,736	2,530	(1,130)	2,587	0.126
2nd Quarter	677	1,553	2,230	(1,933)	2,323	0.125
1st Quarter	531	1,333	1,864	1,170	1,967	0.123

Total	$2,847	$6,436	$9,283	$(8,237)	$9,617	$0.500

	Distributions Paid			Cash Flow Provided by (Used In) Operations
					Total Distributions Declared	Declared Distribution Per Share
2009	Cash	Reinvested	Total
4th Quarter	$440	$1,150	$1,590	$1,016	$1,703	$0.129
3rd Quarter	364	997	1,361	(724)	1,437	0.126
2nd Quarter	172	505	677	174	881	0.091
1st Quarter	138	416	554	(151)	586	0.074

Total	$1,114	$3,068	$4,182	$315	$4,607	$0.420

        Distributions declared per share assumes the share was issued and outstanding each day during the period. In 2009, distributions were declared at a daily distribution rate of $0.0008219 per share per day through May 31, 2009. From June 1, 2009, distributions have been declared at a daily distribution rate of $0.0013699. Each day during 2010 was a record date for distributions. On December 15, 2010, the Company's board of directors declared distributions payable to the stockholders of record each day during the months of January, February, and March 2011. Distributions payable to each stockholder of record will be paid in cash on or before the 16th day of the following month.

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

Recent Sales of Unregistered Securities

        None.

Use of Proceeds from Registered Securities

        On January 4, 2008, our Registration Statement on Form S-11 (File No. 333-140887), covering a public offering of up to 125,000,000 shares of common stock, was declared effective under the Securities Act. The Offering commenced on January 21, 2008 and is ongoing. We expect to sell the shares offered in our public offering over a three-year period. Under rules promulgated by the SEC, in some circumstances we may continue the offering beyond this date. Our board of directors has the discretion to extend the offering period for the shares offered under the DRP up to the sixth anniversary of the termination of the primary offering.

        We are offering a maximum of 100,000,000 shares in our primary offering at an aggregate offering price of up to $1 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 25,000,000 shares offered under the DRP are being offered at an aggregate offering price of $237.5 million, or $9.50 per share. We may reallocate the shares of common stock being offered between the primary offering and the DRP. Behringer Securities LP ("Behringer Securities"), an affiliate of our Advisor, is the dealer manager of our offering. As of December 31, 2010, we had sold 22,594,089 shares of our common stock, net of the 22,471 shares issued to Behringer Harvard Holdings, on a best efforts basis pursuant to the Offering for gross offering proceeds of approximately $225.1 million.

        From the commencement of the Offering through December 31, 2010, we incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering ($ in thousands):

Type of Expense	Amount
Other expenses to affiliates(1)	$27,618
Other expenses to non-affiliates	—

Total expenses	$27,618

(1)
Other expenses to affiliates" includes commissions and dealer manager fees paid to Behringer Securities, which reallowed all or a portion of the commissions and fees to soliciting dealers.

        From the commencement of the Offering through December 31, 2010, the net offering proceeds to us from the Offering, including the DRP, after deducting the total expenses incurred described above, were $197.5 million. From the commencement of the Offering through December 31, 2010, we had used $140.1 million of such net proceeds to purchase interests in real estate (net of notes payable) and real estate-related investments. Of the amount used for the purchase of these investments, $7.4 million was paid to the Advisor, as acquisition and advisory fees and acquisition expense reimbursement.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information regarding our equity compensation plans as of December 31, 2010:

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

Share Redemption Program

        Our board of directors has adopted a share redemption program that permits stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations of the program. Our board of directors can amend the provisions of our share redemption program without the approval of our stockholders. The terms on which we redeem shares may differ between redemptions upon a stockholder's death, "qualifying disability" (as defined in the share redemption program) or confinement to a long-term care facility (collectively, "Exceptional Redemptions") and all other redemptions ("Ordinary Redemptions"). The purchase price for shares redeemed under the redemption program is set forth below.

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

        In the case of Exceptional Redemptions, the purchase price per share will be equal to: (1) prior to the Initial Board Valuation, the O riginal Share Price less any Special Distributions; or (2) on or after the Initial Board Valuation, the most recently disclosed valuation less any Valuation Adjustment, provided, however, that the purchase price per share may not exceed the Original Share Price less any Special Distributions.

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

        For the year ended December 31, 2010 our board of directors redeemed all 74 redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 202,931 shares redeemed. Three redemption requests were unfulfilled, for an aggregate of 3,649 total unfulfilled redemption shares. We have funded all share redemptions with proceeds from the Offering.

        During the fourth quarter ended December 31, 2010, we redeemed shares as follows:

2010	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
October	—	$—	—
November	72,868	$9.15	72,868		(1)
December	—	$—	—

	72,868	$9.15	72,868		(1)

(1)
A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 6.    Selected Financial Data.

        We were formed on January 9, 2007, and commenced operations on April 1, 2008 when we accepted the minimum amount of subscriptions pursuant to the Offering. As of December 31, 2008, we wholly owned one property, 1875 Lawrence, an office building located in Denver, Colorado.

        As of December 31, 2009, we had invested in four real estate and real estate-related assets, three of which were consolidated in our consolidated financial statements:

  •
  1875 Lawrence, an office building located in Denver, Colorado;

  •
  PAL Loan, a real estate loan receivable to provide up to $25 million of second lien financing for the privatization of and improvements to, approximately 3,200 hotel lodging units on ten U.S. Army installations; and

  •
  a 90% interest in a promissory note secured by a first lien mortgage secured by a 408-unit multifamily complex, Palms of Monterrey, on a 28-acre site located in Fort Myers, Florida.

        In addition, we had a noncontrolling, unconsolidated interest in Stone Creek, an investment that was accounted for using the equity method of accounting, a 9.99% interest in a multifamily property in Killeen, Texas. We sold our interest in this investment on August 30, 2010 to an unrelated third party.

        As of December 31, 2010, we had ten real estate and real estate-related assets, nine of which were consolidated in our consolidated balance sheet:

  •
  1875 Lawrence;

  •
  PAL Loan, a real estate loan receivable;

  •
  Palms of Monterrey, a multifamily complex located in Fort Myers, Florida in which we acquired a fee simple interest on May 10, 2010. Prior to May 10, 2010, we were the holder of a 90% interest in a promissory note secured by a first lien mortgage in the property;

  •
  Holstenplatz, an office building located in Hamburg, Germany;

  •
  Archibald Business Center, an 80% interest in a corporate headquarters and industrial warehouse facility located in Ontario, California;

  •
  Parrot's Landing, a 90% interest in a multifamily complex located in North Lauderdale, Florida;

  •
  The Florida MOB Portfolio, a 90% interest in a portfolio of nine medical office buildings located in south Florida;

  •
  Courtyard Kauai Coconut Beach Hotel, an 80% interest in a oceanfront hotel located at Waipouli Beach on the island of Kauai in Hawaii; and

  •
  Interchange Business Center, an 80% interest in a four-building Class A industrial property located in San Bernardino, California.

        In addition, we had a noncontrolling, unconsolidated interest in an investment that is accounted for using the equity method of accounting, a net 16% interest in a two-building industrial warehouse complex, Inland Empire Distribution Center, in San Bernardino, California.

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

	December 31,
	2010	2009	2008	2007
Total assets	$367,479	$144,937	$86,343	$203

Long-term debt obligations	$175,378	$18,500	$18,500	$—
Other liabilities	9,890	3,838	9,021	54
Equity	182,211	122,599	58,822	149

Total liabilities and equity	$367,479	$144,937	$86,343	$203

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	From Inception (January 9, 2007) through December 31, 2007
Revenues	$19,248	$6,375	$913	$—
Net loss	(8,182)	(1,075)	(249)	(52)
Add: Net loss attributable to the noncontrolling interest	755	9	—	—
Net loss attributable to common shareholders	(7,427)	(1,066)	(249)	(52)
Basic and diluted loss per share	(0.39)	(0.10)	(0.09)	(2.30)
Distributions declared per share	0.50	0.42	0.23	—

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

        On September 13, 2010, we filed another registration statement on Form S-11 with the SEC to register a follow-on public offering. Pursuant to the registration statement, we propose to register 50,000,000 shares of our common stock at a price of $10.00 per share in our primary offering, with discounts available to investors who purchase more than 50,000 shares and to other categories of purchasers. We will also register 25,000,000 shares of common stock pursuant to our distribution reinvestment plan at $9.50 per share. The follow-on public offering has not yet been declared effective.

Market Outlook

        Beginning in 2008, the U.S. and global economies have experienced a significant downturn. This downturn continues to disrupt the broader financial and credit markets, weakening consumer confidence, and an impact on unemployment rates. These conditions have contributed to weakened market conditions. Due to the struggling U.S. and global economies, including losses in the financial and professional services industries, overall demand across most real estate sectors including office, multifamily, hospitality, and retail continues to be slow to recover. The national vacancy percentage for office space decreased from 19.4% in the fourth quarter of 2009 to 17.4% in the fourth quarter of 2010. We believe that corresponding rental rates will also increase slightly in 2011 over 2010. To date, we have not experienced any significant tenant defaults resulting in the loss of material rental income.

        Recently, increased demand for multifamily housing is being generated from the growing population segment of 20 to 34 year-olds, which we believe to be the prime age for renters. Analysts project that the proportion of this age group to the U.S. population will peak in the next three years at just under 21%. This age group has had more success securing and retaining employment than other workers in 2010 and are increasing rental demand by moving out from their parents' homes or living with fewer roommates. While renter household formation is growing, stricter home ownership standards have led to declines in single family household formation in the general population. Single family home ownership peaked in 2004 at approximately 69% and has dropped every year since, losing approximately half a percentage point a year. Analysts are predicting that both of these trends, increasing renter demand and declining home ownership, will continue for at least the next few years and may continue until home ownership declines to historical averages.

        At the same time as demand is increasing, the recession has severely restricted capital for new multifamily developments and, consequently, the supply of new multifamily communities coming on line in the near term. Beginning in 2008, new starts fell dramatically with 2010 reporting the lowest levels in the last 30 years. Since high quality multifamily development can take 18 to 36 months to entitle, permit and construct, there should be a window of limited supply that would provide for improving occupancy, fewer concessions and increasing rental rates. We believe these factors were partially responsible for many of the improvements in industry-wide multifamily operations during 2010, even when unemployment and other general economic factors would normally have implied otherwise.

        In the industrial market, the overall national vacancy is trending downward. The Inland Empire, where we have three properties, reported three straight quarters of vacancy declines. Import activity at Southern California ports continue to show increases with industrial distribution centers in the Inland Empire playing a key role for much of the goods that flow into the ports. Further, industry analysts expect construction activity for new supply of industrial distribution centers to remain weak, helping to stabilize supply and improve lease rates. We expect leasing activity for industrial warehouse/distribution centers to continue to increase to meet the demand for goods imported into the United States through the Southern California ports.

        The hospitality industry is beginning to see of the benefits associated with a recovering economy. Smith Travel Research indicates that the national overall occupancy rate for hospitality properties in the United States rose from 50.6% in the fourth quarter of 2009 to 53.5% in the fourth quarter of 2010. The national overall Average Daily Rate ("ADR") has also risen, from $95.79 in the fourth quarter of 2009 to $98.25 in the fourth quarter of 2010. This positive growth in the hospitality industry is expected to continue.

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

Liquidity and Capital Resources

        Our principal demands for funds will be for the (a) acquisition of real estate and real estate-related assets, (b) payment of operating expenses and distributions, and (c) payment of interest on our outstanding indebtedness. Generally, we expect to meet cash needs for the payment of operating expenses and interest on our outstanding indebtedness from our cash flow from operations, To the extent that our cash flow from operations is not sufficient to cover our operating expenses, interest on our outstanding indebtedness, redemptions or distributions, we expect to use proceeds of the Offering and borrowings to fund such needs.

        We continually evaluate our liquidity and ability to fund future operations and debt obligations. As part of those analyses, we consider lease expirations and other factors. Leases representing 41% of our annualized base rent will expire by the end of 2012. These lease expirations are spread among 12 of our properties with no one lease accounting for greater than 5% of the expirations by annualized base rent. As a normal course of business, we are pursuing renewals, extensions and new leases. If we are unable to renew or extend the expiring leases under similar terms or is unable to negotiate new leases, it would negatively impact our liquidity and consequently adversely affect our ability to fund our ongoing operations. See "Item 2. Properties"

        We expect to fund our short-term liquidity requirements by using the net proceeds realized from the Offering and cash flow from the operations of investments we acquire. Operating cash flows are expected to increase as additional real estate assets are added to the portfolio and our existing portfolio stabilizes. For both our short-term and long-term liquidity requirements, other potential future sources of capital may include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of our investments, if and when any are sold, and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

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

        Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions, developments and property capital contributions. This may result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders at current levels. In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which in turn: (i) leads to a decline in real estate values generally; (ii) slows real estate transaction activity; (iii) reduces the loan to value ratio upon which lenders are willing to extend debt; and, (iv) results in difficulty in refinancing debt as it becomes due, all of which may reasonably be expected to have a material adverse impact on the value of real estate investments and the revenues, income or cash flow from the operations of real properties and mortgage loans. In addition, the current state of the debt markets has negatively impacted our ability to raise equity capital.

        If the current debt market environment persists, we may modify our investment strategies in order to seek to optimize our portfolio performance. Our strategies may include, among other options, limiting or eliminating the use of debt and focusing on those investments that do not require the use of leverage to meet our portfolio goals.

Debt Financings

        We may, from time to time, make mortgage, bridge or mezzanine loans and other loans for acquisitions and investments as well as property development. We may obtain financing at the time an asset is acquired or an investment is made or at such later time as determined to be necessary, depending on multiple factors.

        At December 31, 2010, our notes payable balance was $175.4 million and consisted of the notes payable related to our consolidated properties. We have unconditionally guaranteed payment of the note payable related to 1875 Lawrence for an amount not to exceed the lesser of (i) $11.75 million and (ii) 50% of the total amount advanced under the loan agreement if the aggregate amount advanced is less than $23.5 million. We have guaranteed payment of the notes payable related to Palms of Monterrey, Parrot's Landing, and the Courtyard Kauai Coconut Beach Hotel and, as guarantor, are subject to certain recourse liabilities with respect to certain nonrecourse carveouts as set forth in the Guaranties in favor of the unaffiliated lenders. As of December 31, 2010, our outstanding balances on the 1875 Lawrence, Palms of Monterrey, Parrot's Landing and Courtyard Kauai Coconut Beach Hotel notes payable were $19.4 million, $19.7 million, $29.5 million and $38 million, respectively. As of December 31, 2009, our outstanding note payable balance was $18.5 million and consisted entirely of the outstanding balance on the note payable for 1875 Lawrence.

        Our loan agreements stipulate that we comply with certain reporting and financial covenants. These covenants include, among other things, maintaining minimum debt service coverage ratios and liquidity. As of December 31, 2010, we believe we were in compliance with the debt covenants under our loan agreements.

        One of our principal long-term liquidity requirements includes the repayment of maturing debt. The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of December 31, 2010. The table does not represent any extension options ($ in thousands).

	Payments Due by Period
	2011	2012	2013	2014	2015	Thereafter	Total
Principal payments—variable rate debt	$307	$19,203	$18,484	$377	$38,389	$18,423	$95,183
Principal payments—fixed rate debt	1,686	1,752	7,900	1,844	11,218	55,795	80,195
Interest payments—variable rate debt (based on rates in effect as of December 31, 2010)	3,783	3,871	2,554	1,163	1,120	1,050	13,541
Interest payments—fixed rate debt	3,814	3,821	3,679	3,028	2,723	3,271	20,336
Operating leases(1)	293	293	293	293	301	21,828	23,301

Total	$9,883	$28,940	$32,910	$6,705	$53,751	$100,367	$232,556

(1)
Our operating leases consist of ground leases on each of eight buildings acquired in connection with the purchase of the Original Florida MOB Portfolio. Each ground lease is for a term of 50 years, with a 25-year extension option. The annual payment for each ground lease increases by 10% every five years.

Joint Venture Indebtedness

        As of December 31, 2010, we have a noncontrolling, unconsolidated net 16% ownership interest in a joint venture that owns Inland Empire Distribution Center. We exercise significant influence over, but do not control, this entity and therefore it is presently accounted for using the equity method of accounting. As of December 31, 2010, the aggregate debt held by unrelated parties, including both ours and our partners' share, secured by Inland Empire Distribution Center was approximately $27.3 million.

        The table below summarizes the outstanding debt of Inland Empire Distribution Center as of December 31, 2010 ($ in thousands).

Property	Venture Ownership %	Interest Rate (as of December 31, 2010)	Carrying Amount	Maturity Date
Inland Empire Distribution Center	16%	3.26%	$27,299	August 10, 2012	(1)

(1)
The note contains three one-year options to extend the maturity date upon meeting certain conditions.

Results of Operations

        As of December 31, 2010, we had ten real estate and real estate-related assets, nine of which were consolidated in our consolidated balance sheet:

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

  •
  Parrot's Landing, a 90% interest in a multifamily complex located in North Lauderdale, Florida:

  •
  The Florida MOB Portfolio, a 90% interest in a portfolio of nine medical office buildings located in south Florida;

  •
  Courtyard Kauai Coconut Beach Hotel, an 80% interest in an oceanfront hotel located at Waipouli Beach on the island of Kauai in Hawaii; and

  •
  Interchange Business Center, an 80% interest in a four-building Class A industrial property located in San Bernardino, California.

        In addition, we have a noncontrolling, unconsolidated interest in an investment that is accounted for using the equity method of accounting, a net 16% interest in a two-building industrial warehouse complex, Inland Empire Distribution Center, in San Bernardino, California.

        As of March 2011, we are under contract, subject to certain contingencies, to purchase a 1,128-bed student housing portfolio located in Athens, Georgia for approximately $33 million from an unaffiliated third party.

        As of December 31, 2009, we had invested in four real estate and real estate-related assets, three of which were consolidated in our consolidated financial statements:

  •
  1875 Lawrence, an office building located in Denver, Colorado;

  •
  PAL Loan, a real estate loan receivable to provide up to $25 million of second lien financing for the privatization of and improvements to, approximately 3,200 hotel lodging units on ten U.S. Army installations that we purchased in order to provide interest income; and

  •
  Palms of Monterrey, a 90% interest in a promissory note secured by a first lien mortgage on a 408-unit multi-family complex on a 28-acre site located in Fort Myers, Florida. After December 31, 2009, we reached an agreement with the borrower so that the borrower will no longer contest the foreclosure proceedings in exchange for $0.3 million. We acquired a fee simple interest in the property on May 10, 2010.

        In addition, we had a noncontrolling, unconsolidated interest in an investment that we accounted for using the equity method of accounting, a 9.99% interest in a multifamily property, Stone Creek, in Killeen, Texas. We sold this property to an unaffiliated third party on August 30, 2010.

        As of December 31, 2008, we had invested in only one asset, 1875 Lawrence.

        Our results of operations for the respective periods presented reflect increases in most categories due to the significant growth of our portfolio in each period presented. Management expects increases in most categories in the future as we purchase additional real estate and real estate-related assets and as we begin to realize the full year impact of our 2010 acquisitions.

  Year ended December 31, 2010 as compared to the year ended December 31, 2009

	Year Ended December 31,		Increase (Decrease)
	2010	2009	Amount	Percent
Revenues:
Rental revenue	$13,341	$5,484	$7,857	143%
Hotel revenue	954	—	954	n/a
Interest income from real estate loans receivable	4,953	891	4,062	456%

Total revenue	$19,248	$6,375	$12,873	202%

Expenses:
Property operating expenses	$6,541	$1,381	$5,160	374%
Interest expense	2,843	1,309	1,534	117%
Real estate taxes	1,723	646	1,077	167%
Property management fees	487	172	315	183%
Asset management fees	1,349	457	892	195%
General and administrative	2,032	1,545	487	32%
Acquisition expense	11,277	—	11,277	n/a
Depreciation and amortization	6,877	2,422	4,455	184%

Total expenses	$33,129	$7,932	$25,197	318%

        Revenues.    Revenues for the year ended December 31, 2010 were $19.2 million, an increase of $12.9 million from December 31, 2009. The change in revenue is primarily due to:

  •
  an increase in rental revenue in 2010 of $7.9 million due to the acquisition of our newly consolidated properties in 2010;

  •
  an increase of $4.1 million in interest income from real estate loans receivable in 2010 compared to 2009. The increase in 2010 is due primarily to the funding of the entire $25 million balance of the PAL loan as of December 31, 2010. We acquired the PAL loan in August 2009. As of December 31, 2009, only $12.8 million of the amount available under the PAL loan had been funded; and

  •
  hotel revenue of $1 million in 2010 due to the acquisition of the Courtyard Kauai Coconut Beach Hotel in 2010. We had no hotel revenue in 2009.

        We expect increases in rental revenue in the future as we realize the full year effect of our real estate assets purchased in 2010 and as we purchase additional real estate properties.

        Property Operating Expenses.    Property operating expenses for the year ended December 31, 2010 were $6.5 million and were comprised of operating expenses for 1875 Lawrence and our 2010 acquisitions. For the year ended December 31, 2009, property operating expenses were $1.4 million and were comprised of operating expenses for 1875 Lawrence. We expect property operating expenses to increase in the future as we realize the full year effect of our 2010 acquisitions and as we continue building our portfolio of real estate assets.

        Interest Expense.    Interest expense for the year ended December 31, 2010 was $2.8 million as opposed to $1.3 million for December 31, 2009. As of 2010, our notes payable balance was $175.4 as opposed to a notes payable balance of $18.5 million at December 31, 2009.

        Real Estate Taxes.    Real estate taxes for the year ended December 31, 2010 were $1.7 million and were for 1875 Lawrence and our 2010 acquisitions. Real estate taxes for the year ended December 31, 2009 were $0.6 million and were comprised of taxes on 1875 Lawrence.

        Property Management Fees.    Property management fees for the year ended December 31, 2010 were $0.5 million and primarily consisted of property management fees of $0.2 million related to 1875 Lawrence, $0.1 million related to the Florida MOB Portfolio, $0.1 million related to Palms of Monterrey, and $0.1 million related to Parrot's Landing. Property management fees for the year ended December 31, 2009 were $0.2 million and consisted primarily of property management fees for 1875 Lawrence.

        Asset Management Fees.    Asset management fees for the year ended December 31, 2010 were $1.3 million and consisted of asset management fees related to 1875 Lawrence, the PAL Loan and the properties that we acquired in 2010. Asset management fees for the year ended December 31, 2009 were $0.5 million and consisted primarily of asset management fees for 1875 Lawrence.

        General and Administrative Expenses.    General and administrative expenses for the year ended December 31, 2010 were $2 million, as compared to $1.5 million for the year ended December 31, 2009 and were comprised of auditing fees, legal fees, board of directors' fees, and other administrative expenses.

        Depreciation and Amortization Expense.    Depreciation and amortization expense for the year ended December 31, 2010 was $6.9 million and was comprised of depreciation and amortization expense related to 1875 Lawrence and our 2010 acquisitions. Depreciation and amortization expense for the year ended December 31, 2009 was $2.4 million and was comprised of a full year of depreciation and amortization related to 1875 Lawrence.

        Bargain purchase gain.    During the year ended December 31, 2010, we recognized a bargain purchase gain of $5.5 million related to our purchase of the fee simple interest in the Palms of Monterrey property. We were previously a holder of a 90% interest in a promissory note secured by a first lien mortgage in the property that we acquired at a discount from a bank in receivership in October 2009. We initiated foreclosure proceedings against the borrower in March 2010, and a foreclosure sale was held in April 2010. We were the only bidder in the foreclosure sale and acquired the 90% fee simple interest in the property on May 10, 2010.

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

        Revenues.    Revenues for the year ended December 31, 2009 were $6.4 million and consisted of rental revenues generated by 1875 Lawrence of $5.5 million and interest income from the PAL Loan of $0.9 million. Only $12.8 million of the available $25 million available under the PAL loan was outstanding as of December 31, 2009.

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

        Property Management Fees.    Property management fees for the year ended December 31, 2009 were $0.2 million and consisted primarily of a full year of fees for 1875 Lawrence. Property management fees for the year ended December 31, 2008 were less than $0.1 million and were comprised of approximately two months of fees related to 1875 Lawrence, which was acquired on October 28, 2008.

        Asset Management Fees.    Asset management fees for the year ended December 31, 2009 were $0.5 million and consisted primarily of a full year of fees for 1875 Lawrence. Asset management fees for the year ended December 31, 2008 were less than $0.1 million and were comprised of fees related to 1875 Lawrence.

        General and Administrative Expenses.    General and administrative expenses for the year ended December 31, 2009 were $1.5 million, as compared to $0.7 million for the year ended December 31,

2008 and were comprised of auditing fees, legal fees, board of directors' fees, and other administrative expenses.

        Depreciation and Amortization Expense.    Depreciation and amortization expense for the year ended December 31, 2009 was $2.4 million and was comprised of a full year of depreciation and amortization related to 1875 Lawrence. Depreciation and amortization expense for the year ended December 31, 2008 was $0.4 million and was comprised of approximately two months of depreciation and amortization related to 1875 Lawrence.

Cash Flow Analysis

  Fiscal year ended December 31, 2010 as compared to the year ended December 31, 2009

        Cash used in operating activities for the year ended December 31, 2010 was $8.2 million and was comprised primarily of the net loss of $8.2 million, the bargain purchase gain on Palms of Monterrey of $5.5 million, an increase in interest receivable for real estate loans receivable of $1.8 million, an increase in accounts payable of $1.3 million and depreciation and amortization of $6 million. Cash provided by operating activities for the year ended December 31, 2009 was $0.3 million and was comprised primarily of the net loss of $1.1 million, an increase in accounts receivable of $0.3 million, an increase in interest receivable for real estate loans receivable of $0.4 million, an increase in accrued liabilities of $0.4 million, an increase in payables to related parties of $0.4 million and depreciation and amortization of $1.3 million.

        Cash used in investing activities for the year ended December 31, 2010 was $190.9 million and was comprised primarily of purchases of real estate of $172.5 million, investment in real estate loans receivable consisting of funding for the PAL Loan of $12.6 million and our investment in Inland Empire Distribution Center of $4.8 million. Cash used in investing activities for the year ended December 31, 2009 was $40.6 million and was comprised primarily of $39.7 million for the investments in the PAL Loan and Palms of Monterrey real estate loans receivable.

        Cash provided by financing activities for the year ended December 31, 2010 was $180.9 million and was comprised primarily of proceeds from notes payable of $118.2 million, the issuance of common stock, net of offering costs, of $63.4 million, and contributions from our noncontrolling interest partners of $11.8 million. Cash provided by financing activities for the year ended December 31, 2009 was $60.4 million and was comprised primarily of the issuance of common stock, net of offering costs, of $59.7 million.

  Fiscal year ended December 31, 2009 as compared to the year ended December 31, 2008

        Cash provided by operating activities for the year ended December 31, 2009 was $0.3 million and was comprised primarily of the net loss of $1.1 million, an increase in accounts receivable of $0.3 million, an increase in interest receivable for real estate loans receivable of $0.4 million, an increase in accrued liabilities of $0.4 million, an increase in payables to related parties of $0.4 million, and depreciation and amortization of $1.3 million. Cash used in operating activities for the year ended December 31, 2008 was $0.1 million and was comprised primarily of the net loss of $0.2 million, a decrease in payables to related parties of $0.2 million, prepaid expenses and other assets of $0.1 million and an increase in accrued liabilities of $0.4 million.

        Cash used in investing activities for the year ended December 31, 2009 was $40.6 million and was comprised primarily of $39.7 million for the investments in the PAL Loan and Palms of Monterrey real estate loans receivable. Cash used in investing activities for the year ended December 31, 2008 was $35.1 million for the acquisition of 1875 Lawrence.

        Cash provided by financing activities for the year ended December 31, 2009 was $60.4 million and was comprised primarily of the issuance of common stock, net of offering costs, of $59.7 million. Cash provided by financing activities for the year ended December 31, 2008 was $82.3 million and was comprised primarily of the issuance of common stock, net of offering costs, of $64.5 million and loan proceeds of $18.5 million related to the note payable on 1875 Lawrence.

Funds from Operations

        Funds from operations ("FFO") is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We use FFO, defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, subsidiaries, and noncontrolling interests as one measure to evaluate our operating performance.

        Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance.

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

        FFO should not be considered as an alternative to net income (loss), as an indication of our liquidity, nor as an indication of funds available to fund our cash needs, including our ability to make distributions and should be reviewed in connection with other GAAP measurements.

        For the year ended December 31, 2010, FFO per share has been impacted by the increase in net proceeds realized from the Offering. During the year ended December 31, 2010, we sold 7.2 million shares of our common stock, increasing our outstanding shares by 50%. The proceeds from the Offering that have not been used to invest in real estate and real estate-related assets are temporarily invested in short-term cash equivalents until they can be invested in such investments. Due to low interest rates on cash equivalent investments, interest earnings were minimal. We expect to invest these proceeds in higher earning real estate and real estate-related assets consistent with our investment policy. We believe this will add value to our stockholders over our longer-term investment horizon, even if this results in less current-period earnings.

        Our calculation of FFO for the years ended December 31, 2010, 2009 and 2008 is presented below (amounts in thousands except per share amounts):

	2010	2009	2008
Net loss	$(8,182)	$(1,075)	$(249)
Net loss attributable to noncontrolling interest	755	9	—
Adjustments for:
Real estate depreciation and amortization(1)	6,496	2,430	399
Gain on sale of investment	(204)	—	—

Funds from operations (FFO)	$(1,135)	$1,364	$150

GAAP weighted average shares:
Basic and diluted	19,216	10,592	2,859
FFO per share	$(0.06)	$0.13	$0.05

(1)
Real estate depreciation and amortization includes our consolidated depreciation and amortization expense, as well as our pro rata share of those unconsolidated investments which we account for under the equity method of accounting and the noncontrolling interest adjustment for the third-party partners' share of the real estate depreciation and amortization.

        Provided below is additional information related to selected items included in net loss above, which may be helpful in assessing our operating results.

  •
  During the year ended December 31, 2010, we recognized a bargain purchase gain of $5.5 million related to our purchase of the fee simple interest in the Palms of Monterrey property. Our share of the bargain purchase gain was $5 million.

  •
  Straight-line rental revenue of $0.2 million, $0.2 million, and less than $0.1 million was recognized for the years ended December 31, 2010, 2009 and 2008, respectively. The noncontrolling interest portion of straight-line rental revenue for the year ended December 31, 2010 was less than $0.1 million. We had no straight-line rental revenue related to noncontrolling interests as of December 31, 2009 or 2008.

  •
  Acquisition expenses of $11.3 million were recognized for the year ended December 31, 2010. The noncontrolling interest portion of acquisition expenses for the year ended December 31, 2010 was $0.9 million. We incurred no acquisition expense for the years ended December 31, 2009 or 2008. Prior to 2008, acquisition costs were capitalized, and accordingly, no acquisition costs were expensed in 2008.

  •
  Net above/below market lease amortization of $0.9 million, $1.1 million, and $0.2 million was recognized as an increase to rental revenue for the years ended December 31, 2010, 2009 and 2008, respectively. The noncontrolling interest portion of net above/below market lease amortization for the year ended December 31, 2010 was less than $0.1 million. We had no adjustments for net above/below market lease amortization related to noncontrolling interests as of December 31, 2009 or 2008.

  •
  Amortization of deferred financing costs of $0.3 million and $0.1 million was recognized as interest expense for our notes payable for the years ended December 31, 2010 and 2009, respectively. No such charges were incurred for the year ended December 31, 2008.

        In addition, cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders.

Distributions

        Distributions are authorized at the discretion of our board of directors based on its analysis of our performance over the previous period, expectations of performance for future periods, including actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, general financial condition, and other factors that our board deems relevant. The board's decision will be substantially influenced by its obligation to ensure that we maintain our status as a REIT. In light of the pervasive and fundamental disruptions in the global financial and real estate markets, we cannot provide assurance that we will be able to achieve expected cash flows necessary to continue to pay distributions at any particular level, or at all. If the current economic conditions continue, our board could determine to reduce our current distribution rate or cease paying distributions in order to conserve cash.

        Until proceeds from the Offering are fully invested and generating sufficient operating cash flow to fully fund the payment of distributions to our stockholders, we have paid and will continue to pay some or all of our distributions from sources other than operating cash flow. We may, for example, generate cash to pay distributions from financing activities, components of which may include proceeds from the Offering and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow. In addition, from time to time, our Advisor and its affiliates may agree to waive or defer all or a portion of the acquisition, asset management or other fees or incentives due to them, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash that we have available to pay distributions to our stockholders.

        Cash amounts distributed to stockholders during the year ended December 31, 2010 were $2.8 million. Distributions funded through the issuance of shares under the DRP during the year ended December 31, 2010 were $6.4 million. For the year ended December 31, 2010, cash flows used in operating activities were $8.2 million. Accordingly, for the year ended December 31, 2010, both distributions and operating shortfalls totaling $11 million were funded from financing activities including proceeds from the Offering and borrowings. Cash amounts distributed to stockholders during the year ended December 31, 2009 were $1.1 million. Distributions funded through the issuance of shares under the DRP during the year ended December 31, 2009 were $3.1 million. For the year ended December 31, 2009, cash flows provided by operating activities were $0.3 million. Accordingly, for the year ended December 31, 2009, distributions totaling $0.8 million were funded from proceeds from the Offering.

        The amount by which our distributions paid exceeded cash flow from operating activities has increased due to investments in properties that have not yet stabilized and a higher distribution rate. Effective June 1, 2009, our board of directors increased our distribution rate from an annual effective rate of 3.0% to 5.0%. As a result, future distributions declared and paid may continue to exceed cash flow from operating activities until such time that we invest in additional real estate or real estate-related assets at favorable yields and such investments reach stabilization.

        Distributions paid to stockholders are funded through various sources, including cash flow from operating activities, proceeds raised as part of our initial public offering, reinvestment through our distribution reinvestment plan, and/or additional borrowings. The following summarizes certain information related to the sources of recent distributions (amounts in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Total Distributions Paid	$9,283	$4,182	$684
Principal Sources of Funding:
Distribution Reinvestment Plan	$6,436	$3,068	$517
Cash flow provided by (used in) operating activities	$(8,237)	$315	$(95)
Cash available at the beginning of the period(1)	$67,509	$47,375	$203

(1)
Represents the cash available at the beginning of the reporting period primarily attributable to excess funds raised from the issuance of common stock and borrowings, after the impact of historical operating activities, other investing and financing activities.

        The following are the distributions paid and declared as of December 31, 2010 and 2009 (amounts in thousands except per share amounts).

	Distributions Paid			Cash Flow Provided by (Used In) Operations
					Total Distributions Declared	Declared Distribution Per Share
2010	Cash	Reinvested	Total
4th Quarter	$845	$1,814	$2,659	$(6,344)	$2,740	$0.126
3rd Quarter	794	1,736	2,530	(1,130)	2,587	0.126
2nd Quarter	677	1,553	2,230	(1,933)	2,323	0.125
1st Quarter	531	1,333	1,864	1,170	1,967	0.123

Total	$2,847	$6,436	$9,283	$(8,237)	$9,617	$0.500

	Distributions Paid			Cash Flow Provided by (Used In) Operations
					Total Distributions Declared	Declared Distribution Per Share
2009	Cash	Reinvested	Total
4th Quarter	$440	$1,150	$1,590	$1,016	$1,703	$0.129
3rd Quarter	364	997	1,361	(724)	1,437	0.126
2nd Quarter	172	505	677	174	881	0.091
1st Quarter	138	416	554	(151)	586	0.074

Total	$1,114	$3,068	$4,182	$315	$4,607	$0.420

        Distributions declared per share assumes the share was issued and outstanding each day during the period. In 2009, distributions were declared at a daily distribution rate of $0.0008219 per share per day through May 31, 2009. From June 1, 2009, distributions have been declared at a daily distribution rate of $0.0013699. Each day during 2010 was a record date for distributions. On December 15, 2010, the Company's board of directors declared distributions payable to the stockholders of record each day during the months of January, February, and March 2011. Distributions payable to each stockholder of record will be paid in cash on or before the 16th day of the following month.

        Operating performance cannot be accurately predicted due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate environment, the types and mix of investments in our portfolio and the accounting treatment of our investments in accordance with our accounting policies.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2010 (amounts in thousands):

	Payments Due by Period
	2011	2012	2013	2014	2015	Thereafter	Total
Principal payments—variable rate debt	$307	$19,203	$18,484	$377	$38,389	$18,423	$95,183
Principal payments—fixed rate debt	1,686	1,752	7,900	1,844	11,218	55,795	80,195
Interest payments—variable rate debt (based on rates in effect as of December 31, 2010)	3,783	3,871	2,554	1,163	1,120	1,050	13,541
Interest payments—fixed rate debt	3,814	3,821	3,679	3,028	2,723	3,271	20,336
Operating leases(1)	293	293	293	293	301	21,828	23,301

Total	$9,883	$28,940	$32,910	$6,705	$53,751	$100,367	$232,556

(1)
Our operating leases consist of ground leases on each of eight buildings acquired in connection with the purchase of the Original Florida MOB Portfolio. Each ground lease is for a term of 50 years, with a 25-year extension option. The annual payment for each ground lease increases by 10% every five years.

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

  Principles of Consolidation and Basis of Presentation

        Our consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control. All inter-company transactions, balances, and profits have been eliminated in consolidation. Interests in entities acquired will be evaluated based on applicable GAAP, which includes the requirement to consolidate entities deemed to be variable interest entities ("VIE") in which we are the primary beneficiary. If the interest in the entity is determined not to be a VIE, then the entity will be evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement.

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

  Investment Impairments

        For all of our real estate and real estate related investments, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.

        In addition, we evaluate our investments in real estate loans receivable each reporting date. If it is probable we will not collect all principal and interest in accordance with the terms of the loan, we will record an impairment charge based on these evaluations. While we believe it is currently probable we will collect all scheduled principal and interest with respect to our real estate loans receivable, current market conditions with respect to credit availability and with respect to real estate market fundamentals create a significant amount of uncertainty. Given this, any future adverse development in market conditions may cause us to re-evaluate our conclusions and could result in material impairment charges with respect to our real estate loans receivable.

        In evaluating our investments for impairment, management may use appraisals and make estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership, and the projected sales price of each of the properties. A future change in these estimates and assumptions could result in understating or overstating the book value of our investments, which could be material to our financial statements.

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

New Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board (the "FASB") issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs. The guidance eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity's status as a VIE, a company's power over a VIE, or a company's obligation to absorb losses or its rights to receive benefits of an entity must be disregarded. The guidance is applicable for annual periods after November 15, 2009 and interim periods thereafter. The implementation of this guidance on January 1, 2010, did not have a material impact on our consolidated financial statements.

        Further, the new accounting standard related to the consolidation of VIEs requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. Additionally, it requires enhanced disclosures about an enterprise's involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how significant its involvement with the VIE impacts the enterprise's financial statements. Finally, an enterprise is required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. The adoption of this accounting standard did not change any of our previous conclusions regarding our VIEs and thus did not have an effect on our financial position, results of operations, or liquidity.

        In January 2010, the FASB updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurements using significant observable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements. We adopted the guidance on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010. We adopted the remaining guidance on January 1, 2011. The adoption of the required guidance did not have a material impact on our financial statements or disclosures. We do not expect that the adoption of the remaining guidance will have an impact on our financial statements or disclosures.

        In July 2010, the FASB updated accounting guidance related to receivables which requires additional disclosures about the credit quality of a company's financing receivables and allowances for credit losses. These disclosures will provide financial statement users with additional information about the nature of credit risks inherent in our financing receivables, how we analyze and assess credit risk in determining our allowance for credit losses, and the reasons for any changes we may make in our allowance for credit losses. This update is generally effective for interim and annual reporting periods ending on or after December 15, 2010; however, certain aspects of the update pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. We expect that the adoption of this update will primarily result in increased notes receivable disclosures, but will not have any other impact on our financial statements.

Recent Tax Legislation regarding Cost Basis Reporting

        Effective January 1, 2011, new federal income tax information reporting rules will require the "cost basis" for shares involved in certain transactions to be reported to stockholders and the Internal Revenue Service. These rules apply to all shares, including shares purchased through our distribution reinvestment plan, purchased on or after January 1, 2011. More specifically, upon the transfer or redemption of any shares subject to the new reporting requirements, a broker must report both the cost basis of the shares and the gain or loss recognized on the transfer or redemption of those shares to the stockholder and to the Internal Revenue Service on Form 1099-B. In addition, effective January 1, 2011, S-corporations will no longer be exempt from Form 1099-B reporting, and shares purchased by an S-corporation on or after January 1, 2012 will be subject to the reporting requirements described above. If we take an organizational action such as a stock split, merger, or acquisition that affects the cost basis of the shares subject to the new reporting requirements, we will report to each stockholder and the Internal Revenue Service a description of the action and the quantitative effect of that action on the cost basis of the applicable shares on an information return.

        In connection with the transfer or redemption of shares subject to the new reporting requirements (generally shares purchased on or after January 1, 2011), stockholders may identify by lot the shares that are transferred or redeemed, but shares of stockholders who do not identify specific lots in a timely manner will be transferred or redeemed on a "first in/first out" basis. Transfer statement reporting on certain transactions not otherwise subject to the reporting requirements discussed above (excluding transactions involving shares acquired before January 1, 2011) may also be required under these new rules. Transfer statements are issued between "brokers" and are not issued to stockholders or the Internal Revenue Service. Stockholders should consult their tax advisors regarding the consequences of the new information reporting rules.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

  Foreign Currency Exchange Risk

        We maintain $0.2 million in Euro-denominated accounts at European financial institutions. Accordingly, we are not materially exposed to any significant foreign currency fluctuations related to these accounts.

  Interest Rate Risk

        We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our management's objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt. Of our $175.4 million in notes payable at December 31, 2010, $95.2 million represented debt subject to variable interest rates, of which $37.5 million is subject to minimum interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.6 million.

        Interest rate fluctuations generally will not affect our future earnings or cash flows on our fixed rate real estate loan receivable, the PAL Loan, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instrument. As we expect to hold the PAL Loan to maturity and the amounts due under the loan would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates would have a significant impact on the cash flows of our fixed rate real estate loan receivable.

        The PAL Loan has a maturity date of September 1, 2016 and accrues interest at 18% per annum. The PAL Loan is subject to market risk to the extent that the stated interest rate varies from current market rates for loans made under similar terms.

        Interest rate caps classified as assets were reported at their combined fair values of $0.4 million within prepaid expenses and other assets at December 31, 2010. A 100 basis point decrease in interest rates would result in a $0.4 million net decrease in the fair value of our interest rate caps. A 100 basis point increase in interest rates would result in a $0.7 million net increase in the fair value of our interest rate caps.

Item 8.    Financial Statements and Supplementary Data.

        The information required by this Item 8 is included in our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

  Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2010, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

  Management's Annual Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2010, the effectiveness of our internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls, as of December 31, 2010, were effective.

  Changes in Internal Control over Financial Reporting

        There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors

        Because our directors take a critical role in guiding our strategic direction and overseeing our management, they must demonstrate broad-based business and professional skills and experiences, concern for the long-term interests of our stockholders, and personal integrity and judgment. In addition, our directors must have time available to devote to board activities and to enhance their knowledge of our industry. As described further below, we believe our directors have the appropriate mix of experiences, qualifications, attributes, and skills required of our board members in the context of the current needs of our company.

        Robert M. Behringer, 62, has served as our Chairman of the Board and a director since our inception in January 2007. From January 2007 until June 2008, he also served as our Chief Executive Officer and Chief Investment Officer. He has also served as the sole manager and Chief Executive Officer of Behringer Harvard Holdings, LLC ("Behringer Harvard Holdings"), the indirect parent corporation of our Advisor, since December 2001. Mr. Behringer has also served as Chairman of the Board and a director of Behringer Harvard REIT I, Inc. ("Behringer Harvard REIT I") since June 2002, Behringer Harvard Multifamily REIT I, Inc. ("Behringer Harvard Multifamily REIT I") since January 2007, and Behringer Harvard Opportunity REIT I, Inc. ("Behringer Harvard Opportunity REIT I") since November 2004, each a publicly registered REIT, and Behringer Harvard Multifamily REIT II, Inc. ("Behringer Harvard Multifamily REIT II"), a REIT that is still in registration with the SEC, since April 2007. Since 2002, Mr. Behringer has been a general partner of Behringer Harvard Short-Term Opportunity Fund I LP ("Behringer Harvard Short-Term Opportunity Fund") and Behringer Harvard Mid-Term Value Enhancement Fund I LP ("Behringer Harvard Mid-Term Value Enhancement Fund"), each a publicly registered real estate limited partnership. Mr. Behringer also controls the general partners of Behringer Harvard Strategic Opportunity Fund I LP ("Behringer Harvard Strategic Opportunity Fund I") and Behringer Harvard Strategic Opportunity Fund II LP ("Behringer Harvard Strategic Opportunity Fund II"), private real estate limited partnerships. Since 2001, Mr. Behringer also has been the Chief Executive Officer of the other companies affiliated with Behringer Harvard Holdings.

        From 1995 until 2001, Mr. Behringer was Chief Executive Officer of Harvard Property Trust, Inc., a privately-held REIT formed by Mr. Behringer that has been liquidated and that had an asset value of approximately $174 million before its liquidation. Before forming Harvard Property Trust, Inc., Mr. Behringer invested in commercial real estate as Behringer Partners, a sole proprietorship formed in 1989 that invested in single asset limited partnerships. From 1985 until 1993, Mr. Behringer was Vice President and Investment Officer of Equitable Real Estate Investment Management, Inc. (now known as Lend Lease Real Estate Investments, Inc.), one of the largest pension fund advisors and owners of real estate in the United States. While at Equitable, Mr. Behringer was responsible for its General Account Real Estate Assets located in the south-central United States, which included working on mortgage loan "workouts" and restructurings. The portfolio included institutional-quality office, industrial, retail, apartment and hotel properties exceeding 17 million square feet with a value of approximately $2.8 billion. Mr. Behringer's experience at Equitable required him to negotiate unique terms (such as loan length, interest rates, principal payments, loan covenants (i.e., debt to equity ratios), collateral, guaranties and general credit enhancements) for each restructured loan, specifically tailored to the debtor's particular facts and circumstances and market conditions. Although Mr. Behringer was a significant participant in acquisitions, management, leasing, redevelopment and dispositions, his primary responsibility was to increase net operating income and the overall value of the portfolio.

        Mr. Behringer has over 25 years of experience in real estate investment, management, and finance activities, including approximately 140 different properties with over 24 million square feet of office, retail, industrial, apartment, hotel and recreational space. Since the founding of the Behringer Harvard organization, Mr. Behringer's experience includes an additional approximately 158 properties, with over approximately 34 million square feet of office, retail, industrial, apartment, hotel and recreational properties. In addition to being our Chairman of the Board, he is currently the general partner or a co-general partner in several real estate limited partnerships formed for the purpose of acquiring, developing and operating office buildings and other commercial properties located in the United States and other countries, including Germany, the Netherlands, England and Australia. Mr. Behringer is a Certified Property Manager, Real Property Administrator and Certified Hotel Administrator, holds FINRA Series 7, 24 and 63 registrations and is a member of the Institute of Real Estate Management, the Building Owners and Managers Association, the Urban Land Institute and the Real Estate Council. Mr. Behringer was also a licensed certified public accountant for over 20 years. Mr. Behringer received a Bachelor of Science degree from the University of Minnesota.

        Our board of directors has concluded that Mr. Behringer is qualified to serve as one of our directors and the Chairman of the Board for reasons including his more than 25 years of experience in real estate investing and having sponsored numerous public and private real estate programs. Further, as Chairman of the Board and a director of Behringer Harvard REIT I, Behringer Harvard Multifamily REIT I and Behringer Harvard Opportunity REIT I, he has an understanding of the requirements of serving on a public company board and the leadership experience necessary to serve as the Chairman of the Board of our company.

        Robert S. Aisner, 64, has served as our Chief Executive Officer since June 2008 and as our President and one of our directors since our inception in January 2007. From January 2007 through June 2008, Mr. Aisner served as our Chief Operating Officer. In addition, Mr. Aisner has served as President since May 2005, Chief Executive Officer since July 2009 and from June 2008 until May 2009, and a director since June 2003 of Behringer Harvard REIT I. Mr. Aisner also has served as President since November 2004, Chief Executive Officer since June 2008, and a director since November 2004 of Behringer Harvard Opportunity REIT I as Chief Executive Officer and a director of Behringer Harvard Multifamily REIT I since August 2006 and as President since April 2007 and Chief Executive Officer since September 2008 of Behringer Harvard Multifamily REIT II. Mr. Aisner is also Chief Executive Officer of our Advisor and President and Co-Chief Operating Officer of our sponsor, Behringer Harvard Holdings.

        Mr. Aisner has over 30 years of commercial real estate experience with acquiring, managing and disposing of properties located in the United States and other countries, including Germany, the Netherlands, England, the Bahamas and Australia. In addition to Mr. Aisner's commercial real estate experience, as an officer and director of Behringer Harvard sponsored programs and their advisors, Mr. Aisner has overseen the acquisition, structuring and management of various types of real estate-related loans, including mortgages and mezzanine loans. From 1996 until joining Behringer Harvard in 2003, Mr. Aisner served as: (i) Executive Vice President of AMLI Residential Properties Trust, formerly a New York Stock Exchange-listed REIT that focused on the development, acquisition and management of upscale apartment communities and an advisor and asset manager for institutional investors with respect to their multifamily real estate investment activities; (ii) President of AMLI Management Company, which oversaw all of AMLI's apartment operations in 80 communities; (iii) President of the AMLI Corporate Homes division that managed AMLI's corporate housing properties; (iv) Vice President of AMLI Residential Construction, a division of AMLI that performed real estate construction services; and (v) Vice President of AMLI Institutional Advisors, the AMLI division that served as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate activities. Mr. Aisner also served on AMLI's Executive Committee and Investment Committee. From 1994 until 1996, Mr. Aisner owned and operated Regents Management, Inc., which had both a multifamily development and construction group and a general commercial property management group. Mr. Aisner is a member of the Board of Directors of the Association of Foreign Investors in Real Estate (AFIRE), the Board of Directors of the National Multi-Housing Council (NMHC), the Urban Land Institute (ULI) and the Pension Real Estate

Association (PREA). From 1984 to 1994, Mr. Aisner served as Vice President of HRW Resources, Inc., a real estate development and management company. Mr. Aisner received a Bachelor of Arts degree from Colby College and a Masters of Business Administration degree from the University of New Hampshire.

        Our board of directors has concluded that Mr. Aisner is qualified to serve as one of our directors for reasons including his more than 30 years of commercial real estate experience. This experience allows him to offer valuable insight and advice with respect to our investments and investment strategies. In addition, as the Chief Executive Officer of our Advisor and with prior experience as an executive officer of a New York Stock Exchange-listed REIT, Mr. Aisner is able to direct the board of directors to the critical issues facing our company. Further, as a director of Behringer Harvard REIT I, Behringer Harvard Multifamily REIT I, and Behringer Harvard Opportunity REIT I, he has an understanding of the requirements of serving on a public company board.

        Andreas K. Bremer, 54, has served as one of our independent directors since November 2007. Mr. Bremer currently serves as Executive Vice President of International Capital, LLC, a position he has held since 2005. Mr. Bremer joined International Capital as its Chief Financial Officer in October 2002. International Capital specializes in acquisition, disposition, management and administration of commercial investment properties, and Mr. Bremer is responsible for all financial aspects of the company's operations. Before joining International Capital, Mr. Bremer was the Chief Financial Officer of ATLASwerks®, a leading communication software company in Dallas. He acted as a corporate finance consultant for two years at McKinsey & Co. in both the Dallas and New York offices and served as Vice President of Finance and Treasurer at Paging Network, Inc. Mr. Bremer started his career at COMMERZBANK AG in Germany and spent seven of his 13-year tenure at the company's New York and Atlanta offices. Mr. Bremer has over 20 years of financial and general management experience with extensive knowledge of corporate finance and commercial lending both in the United States and other countries, particularly Germany. He is the Director of the Texas Warburg Chapter of the American Council on Germany in Dallas and, as Knight of Honor, is a member of the Order of St. John. Mr. Bremer received a law degree from the Johannes-Gutenberg University in Mainz, Germany.

        Our board of directors has concluded that Mr. Bremer is qualified to serve as one of our directors for reasons including his more than 20 years of financial and general management experience, including international corporate finance and commercial lending. Mr. Bremer has served in various financial management positions and has significant experience in acquisition, disposition, management, and administration of commercial real estate investments. In addition, Mr. Bremer's international background brings a unique perspective to our board.

        Diane S. Detering-Paddison, 51, has served as one of our independent directors since June 2009. Ms. Detering-Paddison was recently appointed Chief Strategy Officer of Cassidy Turley, one of the nation's largest commercial real estate service providers. Prior to joining Cassidy Turley, Ms. Detering-Paddison served as the Chief Operating Officer of ProLogis, an owner, manager, and developer of distribution facilities, from June 2008 until January 2009. Prior to that, Ms. Detering-Paddison was with CB Richard Ellis and Trammell Crow Company for over twenty years. During her time there, she served as Senior Vice President, Corporate and Investor Client Accounts from April 2001 until December 2004, Chief Operating Officer, Global Services from January 2005 until December 2006, and President, Global Corporate Services—Client Accounts from December 2006 until May 2008. Ms. Detering-Paddison was part of a ten member executive team that managed the merger between Trammell Crow Company and CB Richard Ellis in December 2006. Recently, the Salvation Army named Ms. Detering-Paddison to its national advisory board. Ms. Detering-Paddison holds a Master of Business Administration degree from the Harvard Graduate School of Business and a Bachelor of Science degree from Oregon State University where she graduated as Valedictorian.

        Our board of directors has concluded that Ms. Detering-Paddison is qualified to serve as one of our directors for reasons including her more than 20 years of management experience. Ms. Detering-Paddison continues to provide advisory and consulting services in her position as Chief Strategy Officer of Cassidy Turley, and, as such, remains in tune with industry trends and issues. With her background, Ms. Detering-Paddison brings substantial insight and experience with respect to the commercial real estate industry.

        Cynthia Pharr Lee, 62, has served as one of our independent directors since November 2007. Ms. Pharr Lee has served as President of C. Pharr & Company, a marketing communications consulting firm since 1993, providing strategic brand, marketing and public relations services to many real estate, construction and design firms, in addition to other corporate clients. Ms. Pharr Lee also serves as a member of the board of directors of CEC Entertainment, Inc. (CEC-NYSE) and its audit and compensation committees. A co-founder of Texas Women Ventures Fund, Ms. Pharr Lee serves on the Fund's Investment Advisory Committee and is also a board member of Southwest Venture Forum. Ms. Pharr Lee is a former president of Executive Women of Dallas and former national chairman of the Counselor's Academy of the Public Relations Society of America. From May 1989 through February 1993, Ms. Pharr Lee was president and chief executive officer of Tracy Locke/Pharr Public Relations, a division of Omnicom (NYSE). She received her Bachelor of Science degree in English (summa cum laude) and her Master of Arts degree in English from Mississippi State University.

        Our board of directors has concluded that Ms. Pharr Lee is qualified to serve as one of our directors for reasons including her more than 20 years of management experience in the public relations and marketing communications industry, with significant experience working with commercial real estate and construction firms. Ms. Pharr Lee has also served on the board of directors of a New York Stock Exchange listed company, which allows her to provide valuable knowledge and insight into management issues. In addition, Ms. Pharr Lee's background complements that of our other board members and brings a unique perspective to our board.

        Jeffrey P. Mayer, 54, has served as one of our independent directors since November 2007 and is chairman of our audit committee. Mr. Mayer is currently a consultant serving the real estate industry and he currently holds the Certified Turnaround Professional designation. From 2000 until 2007, Mr. Mayer was the Chief Financial Officer of ClubCorp, Inc., a holding company that owns and operates premier golf and business clubs and destination golf resorts. He previously served as Chief Financial Officer of Bristol Hotels & Resorts in Dallas, a position he held from 1996 until the company's acquisition by Bass PLC in early 2000. Prior to joining Bristol, he was Corporate Controller at Host Marriott Corporation (formerly Marriott Corporation) and, prior to that, held various senior financial positions at Marriott Corporation. Mr. Mayer is a member of the Turnaround Management Association and the National Association of Corporate Directors. He was a board member of the Dallas Children's Advocacy Center. A graduate of the College of William & Mary, he began his career as an accountant with Arthur Andersen LLP.

        Our board of directors has concluded that Mr. Mayer is qualified to serve as one of our directors and as chairman of our audit committee for reasons including his more than 30 years of accounting and finance experience in the commercial real estate industry. In particular, Mr. Mayer has served as Chief Financial Officer for two commercial real estate companies and has significant management experience relating to preparing and reviewing financial statements and coordinating with external auditors. Mr. Mayer continues to provide consulting services to the commercial real estate industry and is in tune with current industry trends and issues.

Executive Officers

        In addition to Robert M. Behringer and Robert S. Aisner, the following individuals serve as our executive officers:

        Gerald J. Reihsen, III, 51, has served as our Executive Vice President—Corporate Development & Legal since our inception in January 2007. He also serves in these capacities with our Advisor and in these and similar capacities with other entities sponsored by Behringer Harvard Holdings, including Behringer Harvard REIT I, Behringer Harvard Multifamily REIT II, Behringer Harvard Opportunity REIT I and Behringer Harvard Multifamily REIT I. Mr. Reihsen is also President of Behringer Securities LP.

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

        Gary S. Bresky, 44, has served as our Executive Vice President since June 2007, as our Chief Financial Officer from January 2007 until November 2010, and as our Treasurer from June 2008 until November 2010. Mr. Bresky also is the Executive Vice President and Chief Financial Officer of the Advisor and serves in these and similar executive capacities with other entities sponsored by Behringer Harvard Holdings, including Behringer Harvard REIT I, Behringer Harvard Multifamily REIT II, Behringer Harvard Opportunity REIT I and Behringer Harvard Multifamily REIT I.

        Mr. Bresky has been active in commercial real estate and related financial activities for over 20 years. Prior to joining Behringer Harvard in 2002, Mr. Bresky served, from 1997 to 2001, as a Senior Vice President of Finance with Harvard Property Trust, Inc. In this capacity, Mr. Bresky was responsible for directing all accounting and financial reporting functions and overseeing all treasury management and banking functions for the company. Mr. Bresky also was integral in analyzing deal and capital structures as well as participating in all major decisions related to any acquisition or disposition of assets. From 1995 until 1996, Mr. Bresky worked in the Real Estate Group at Coopers & Lybrand LLP in Dallas, Texas, where he focused on finance and accounting for both public and private real estate investment trusts. His experience included conducting annual audits, preparing quarterly and annual public securities reporting compliance filings and public real estate securities registration statements for his clients. From 1989 to 1994, Mr. Bresky worked with Ten West Associates, LTD and Westwood Financial Corporation in Los Angeles, California as a real estate analyst and asset manager for two commercial real estate portfolios totaling in excess of $185 million. From 1988 until 1989, Mr. Bresky worked as an analysts' assistant for both Shearson-Lehman Bros., Inc. and Hambrecht and Quist Inc., assisting brokers in portfolio management. Mr. Bresky holds FINRA Series 7, 24, 27 and 63 registrations. Mr. Bresky received a Bachelor of Arts degree from the University of California—Berkeley and a Masters of Business Administration degree from the University of Texas at Austin.

        Kymberlyn K. Janney, 49, has served as our Chief Financial Officer and Treasurer since November 2010. In addition, she is currently serving as our principal accounting officer. Ms. Janney has served as

Chief Financial Officer and Treasurer of Behringer Harvard Opportunity REIT I since November 2010. She also serves as the Senior Vice President—Financial Administration of our Advisor and Behringer Harvard Opportunity REIT I's advisor, positions she has held since July 2010.

        Ms. Janney has more than 25 years of experience in accounting and financial activities related to commercial real estate, including more than 20 years of management-level experience. Before joining Behringer Harvard, from October 2009 until July 2010, Ms. Janney served as a consultant for Meridian Realty Advisors, a full-service real estate management and advisory company focused on senior living and healthcare-related real estate investment opportunities. From February 2007 to September 2009, Ms. Janney was Executive Vice President and Chief Financial Officer for Direct Development, where she was responsible for accounting and reporting systems, internal controls and policies and procedures for the commercial retail development company, brokerage company and related project entities. From October 2004 to January 2007, Ms. Janney was Managing Director and Chief Financial Officer of Hawkeye Partners, LP, a start-up real estate private equity fund. From December 1994 to October 2004, she was with the Hampstead Group, a privately held real estate investment company, where she served as Controller from 1994 to 1999 and as Chief Financial Officer from 2000 to 2004. Ms. Janney received a Bachelor of Business Administration degree from Baylor University. Ms. Janney is a Certified Public Accountant in the State of Texas.

        M. Jason Mattox, 35, has served as our Executive Vice President since our inception in January 2007. Mr. Mattox also serves as an Executive Vice President of our Advisor and serves in these and similar executive capacities with other entities sponsored by Behringer Harvard Holdings, including Behringer Harvard REIT I, Behringer Harvard Multifamily REIT II, Behringer Harvard Opportunity REIT I and Behringer Harvard Multifamily REIT I.

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

        Samuel A. Gillespie, 52, has served as our Chief Operating Officer since June 2008. In addition, Mr. Gillespie has served as Senior Vice President—Funds Management of Harvard Property Trust, LLC, the managing member of our Advisor, since March 2006. Prior to that, Mr. Gillespie served as Vice President of various Behringer Harvard sponsored entities. Mr. Gillespie also serves as Chief Operating Officer for Behringer Harvard Opportunity REIT I, and for the general partner of Behringer Harvard Short-Term Opportunity Fund I and Behringer Harvard Mid-Term Value Enhancement Fund I. In addition, Mr. Gillespie also serves as the Chief Operating Officer of Behringer Harvard Strategic Opportunity Fund I and Behringer Harvard Strategic Opportunity Fund II.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to the Company during and with respect to the fiscal year ended December 31, 2010 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2010.

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

Item 11.    Executive Compensation.

Executive Compensation

        We do not directly compensate our named executive officers, nor do we reimburse our Advisor for compensation paid to our named executive officers, for services rendered to us. Pursuant to the Amended and Restated Advisory Management Agreement, we pay certain management fees to our Advisor and its affiliates to compensate the Advisor for the services it provides in our day-to-day management. In addition, we reimburse certain expenses of the Advisor and its affiliates, including reimbursement for the costs of salaries and benefits of certain of their employees.

        Reimbursement for the costs of salaries and benefits of our Advisor's employees relate to compensation paid to our Advisor's employees that provide services to us such as accounting, administrative or legal, for which our Advisor or its affiliates are not entitled to compensation in the form of a separate fee. A description of the fees that we pay to our Advisor and other affiliates is found in Item 13 below. We therefore, do not have, nor has our board of directors or compensation committee considered a compensation policy or program for our executive officers, and thus we have not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K.

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

Director Compensation Table

        The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2010:

Name	Fees Earned or Paid in Cash ($)
Robert M. Behringer	—
Robert S. Aisner	—
Andreas K. Bremer	$49,000.00	(1)
Jeffrey P. Mayer	$53,500.00	(2)
Diane S. Detering-Paddison	$43,000.00	(3)
Cynthia Pharr Lee	$49,000.00	(4)

(1)
Includes payment of $11,500.00 in 2010 for services rendered in 2009.

(2)
Includes payment of $12,750.00 in 2010 for services rendered in 2009.

(3)
Includes payment of $10,250.00 in 2010 for services rendered in 2009.

(4)
Includes payment of $10,500.00 in 2010 for services rendered in 2009.

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

Compensation Committee Interlocks and Insider Participation

        No member of our compensation committee served as an officer or employee of the Company or any of our subsidiaries during the fiscal year ended December 31, 2010 or formerly served as an officer of the Company or any of our subsidiaries. In addition, during the fiscal year ended December 31, 2010, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers or directors serving as a member of our board of directors or compensation committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

        The following table gives information regarding our equity compensation plans as of December 31, 2010:

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

Security Ownership of Certain Beneficial Owners

        The following table sets forth information as of February 28, 2011 regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, each of our executive officers, and our directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Robert M. Behringer(2)	22,471	*
Robert S. Aisner(3)	—	—
Samuel A. Gillespie	—	—
Gerald J. Reihsen, III(4)	—	—
Gary S. Bresky(5)	—	—
M. Jason Mattox(6)	—	—
Kymberlyn K. Janney	—	—
Andreas K. Bremer	—	—
Diane S. Detering-Paddison	—	—
Cynthia Pharr Lee	—	—
Jeffrey P. Mayer	—	—
All directors and executive officers as a group (eleven persons)(7)	22,471	*

*
Represents less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following February 28, 2011. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)
Includes 22,471 shares of common stock owned by Behringer Harvard Holdings. It does not include 1,000 shares of convertible stock owned by Behringer Harvard Holdings. As of February 28, 2011, Mr. Behringer controlled the disposition of approximately 40% of the outstanding limited liability company interests and the voting of 85% of the outstanding limited liability company interests of Behringer Harvard Holdings.

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

Item 13.    Certain Relationships and Related Transactions and Director Independence.

Policies and Procedures for Transactions with Related Persons

        We do not currently have written formal policies and procedures for the review, approval or ratification of transactions with related persons, as defined by Item 404 of Regulation S-K of the Exchange Act. Under that definition, transactions with related persons are transactions in which we were or are a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest. Related parties include any executive officers, directors, director nominees, beneficial owners of more than 5% of our voting securities, immediate family members of any of the foregoing persons, and any firm, corporation or other entity in which any of the foregoing persons is employed and in which such person has 10% or greater beneficial ownership interest.

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

        Behringer Securities, the dealer-manager and an affiliate of our Advisor, receives commissions of up to 7% of gross offering proceeds. Behringer Securities reallows 100% of selling commissions earned to participating broker-dealers. In addition, we pay Behringer Securities a dealer manager fee of up to 2.5% of gross offering proceeds. Pursuant to separately negotiated agreements, Behringer Securities may reallow a portion of its dealer manager fee in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in the Offering; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts and no more than 0.5% of gross offering proceeds for out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties. Further, in special cases pursuant to separately negotiated agreements and subject to applicable limitations imposed by the Financial Industry Regulatory Authority, Behringer Securities may use a portion of its dealer manager fee to reimburse certain broker-dealers participating in the Offering for technology costs and expenses associated with the Offering and costs and expenses associated with the facilitation of the marketing and ownership of our shares by such broker-dealers' customers. No selling commissions or dealer manager fee will be paid for sales under the DRP. For the year ended December 31, 2010, Behringer Securities earned selling commissions and dealer manager fees of $5 million and $1.8 million, respectively, which were recorded as a reduction to additional paid-in capital.

        We reimburse the Advisor or its affiliates for any organization and offering expenses incurred on our behalf in connection with our primary offering (other than selling commissions and the dealer manager fee). On October 2, 2009, we entered into an Amended and Restated Advisory Management Agreement with the Advisor. The Amended and Restated Advisory Management Agreement changes the timing and determination of the reimbursement of organization and offering expenses by us during the offering and waives the reimbursement of $3.5 million of organization and offering expenses (other than selling commissions and the dealer manager fee) the Advisor incurred on our behalf through December 31, 2008. The Advisor wrote off the $3.5 million of organization and offering expenses in the fourth quarter of 2009 which reduced the outstanding balance payable to affiliates, and increased our additional paid-in capital. Pursuant to the Amended and Restated Advisory Management Agreement, we reimbursed our Advisor for organization and offering expenses (other than selling commissions and the dealer manager fee) incurred on our behalf until an aggregate of $7.5 million of such organization and offering expenses had been reimbursed to our Advisor. Upon completion of our primary offering, we will reimburse our Advisor for any additional organization and offering expenses (other than selling commissions and the dealer manager fee) incurred, over and above the $7.5 million already reimbursed, up to 1.5% of the gross proceeds from the primary offering; provided however, our Advisor will be required to reimburse us to the extent that the total amount spent by us on organization and offering expenses (other than selling commissions and the dealer manager fee and excluding the $3.5 million of organization and offering reimbursement previously waived by the Advisor) would exceed 1.5% of the gross proceeds from the completed primary offering.

        Since our inception through December 31, 2010, approximately $13.3 million of organization and offering expenses had been incurred by the Advisor or its affiliates on our behalf. Of this amount, $3.5 million had been written off pursuant to the Amended and Restated Advisory Management Agreement (discussed above), and $7.5 million had been reimbursed by us. The total we are required to remit to our Advisor for organization and offering expenses pursuant to the Amended and Restated

Advisory Management Agreement is limited to 1.5% of the gross proceeds raised in the completed primary offering as determined upon completion of the offering. The Advisor or its affiliates determines the amount of organization and offering expenses owed based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on respective equity offering results of those entities in offering. We reimbursed $1.8 million of organization and offering expenses to the Advisor in 2010.

        Our Advisor or its affiliates will also receive acquisition and advisory fees of 2.5% of the amount paid and/or budgeted in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to these assets. Our Advisor and its affiliates will also receive acquisition and Advisory fees of 2.5% of the funds advanced in respect of a loan or other investment. For the year ended December 31, 2010, we incurred $4.7 million of acquisition and advisory fees, respectively.

        Our Advisor or its affiliates also receive an acquisition expense reimbursement in the amount of 0.25% of (i) the funds paid for purchasing an asset, including any debt attributable to the asset, (ii) funds budgeted for development, construction, or improvement in the case of assets that we acquire and intend to develop, construct, or improve and (iii) the funds advanced in respect of a loan or other investment. In addition, to the extent our Advisor or its affiliates directly provide services formerly provided or usually provided by third parties, including, without limitation, accounting services related to the preparation of audits required by the SEC, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a completed investment, the direct employee costs and burden to our Advisor of providing these services will be acquisition expenses for which we will reimburse our Advisor. We also pay third parties, or reimburse the Advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder's fees, title insurance, premium expenses, and other closing costs. In addition, acquisition expenses for which we will reimburse our Advisor, include any payments made to (i) a prospective seller of an asset, (ii) an agent of a prospective seller of an asset, or (iii) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset. Except as described above with respect to services customarily or previously provided by third parties, our Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent that they are dedicated to making investments for us, such as wages and benefits of the investment personnel. Our Advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or our Advisor or its affiliates incur that are due to third parties or related to the additional services provided by our Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. For the year ended December 31, 2010, we incurred $0.5 million of acquisition expense reimbursements.

        We pay our Advisor or its affiliates a debt financing fee of 1% of the amount available under any loan or line of credit made available to us. It is anticipated that our Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. We incurred debt financing fees of $1.4 million for the year ended December 31, 2010.

        We pay our Advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties. We incurred no such fees for the year ended December 31, 2010.

        We pay our property manager and affiliate of our Advisor, Behringer Harvard Opportunity II Management Services, LLC ("BHO II Management"), or its affiliates, fees for the management, leasing, and construction supervision of our properties. Property management fees are 4.5% of the gross revenues of the properties managed by BHO II Management or its affiliates plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property. In the event that we contract directly with a third-party property manager in respect of a property, BHO II Management or its affiliates receives an oversight fee equal to 0.5% of the gross revenues of the property managed. In no event will BHO II Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property. In the event we own a property through a joint venture that does not pay BHO II Management directly for its services, we will pay BHO II Management a management fee or oversight fee, as applicable, based only on an economic interest in the property. We incurred and expensed property management fees or oversight fees to BHO II Management of approximately $0.1 million for the year ended December 31, 2010.

        We pay our Advisor or its affiliates a monthly asset management fee of one-twelfth of 1.0% of the sum of the higher of the cost or value of each asset. For the year ended December 31, 2010, we expensed $1.3 million of asset management fees.

        We reimburse our Advisor or its affiliates for all expenses paid or incurred by the Advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2% of our average invested assets, or (B) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period. Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the year ended December 31, 2010, we incurred and expensed such costs for administrative services totaling $0.9 million.

        We are dependent on Behringer Securities, the Advisor, and BHO II Management for certain services that are essential to us, including the sale of shares of our common stock, asset acquisition and disposition decisions, property management and leasing services, and other general administrative responsibilities. In the event that these companies were unable to provide us with their respective services, we would be required to obtain such services from other sources.

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

        Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and Behringer Harvard Opportunity REIT II, our senior management and our independent registered public accounting firm, the board has determined that the majority of the members of our board, and each member of our audit committee, compensation committee and nominating committee, is "independent" as defined by the NYSE.

Item 14.    Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm

        Deloitte & Touche LLP has served as our independent registered public accounting firm since January 2007. Our management believes that it is knowledgeable about our operations and accounting practices and well qualified to act as our independent registered public accounting firm.

Audit and Non-Audit Fees

        The following table presents fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche") for the years ended December 31, 2010 and 2009 ($ in thousands):

	2010	2009
Audit Fees(1)	$323	$368
Audit-Related Fees(2)	284	225
Tax Fees(3)	5	—
All Other Fees	—	—

Total Fees	$612	$593

(1)
Audit fees consisted of professional services performed in connection with the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q and review of our financial statements that were included in the registration statement, as amended, for our public offering of common stock. For 2010, this amount also includes a review of our financial statements that were included in the registration statement for our follow-on offering.

(2)
For 2010 and 2009, audit-related fees consisted of professional services performed in connection with the audit of historical financial statements for property acquisitions and Sarbanes-Oxley Section 404 advisory services.

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

        Our audit committee approved all of the services provided by, and fees paid to, Deloitte & Touche LLP during the years ended December 31, 2010 and 2009.

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

Behringer Harvard Opportunity REIT II, Inc.
Dated: March 29, 2011	By:	/s/ ROBERT S. AISNER Robert S. Aisner Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 29, 2011	/s/ ROBERT M. BEHRINGER Robert M. Behringer Chairman of the Board of Directors
March 29, 2011	/s/ ROBERT S. AISNER Robert S. Aisner Chief Executive Officer and Director (Principal Executive Officer)
March 29, 2011	/s/ KYMBERLYN K. JANNEY Kymberlyn K. Janney Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
March 29, 2011	/s/ ANDREAS K. BREMER Andreas K. Bremer Director
March 29, 2011	/s/ CYNTHIA PHARR LEE Cynthia Pharr Lee Director
March 29, 2011	/s/ JEFFREY P. MAYER Jeffrey P. Mayer Director
March 29, 2011	/s/ DIANE S. DETERING-PADDISON Diane S. Detering-Paddison Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Behringer Harvard Opportunity REIT II, Inc.,
Addison, Texas

        We have audited the accompanying consolidated balance sheets of Behringer Harvard Opportunity REIT II, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Behringer Harvard Opportunity REIT II, Inc. and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 29, 2011

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Balance Sheets

As of December 31, 2010 and 2009

(in thousands, except shares)

	2010	2009
Assets
Real estate
Land and improvements, net	$75,032	$9,000
Buildings and improvements, net	175,302	25,314
Real estate under development	314	—

Total real estate	250,648	34,314
Real estate loans receivable, net	25,202	39,712

Total real estate and real estate-related investments, net	275,850	74,026
Cash and cash equivalents	49,375	67,509
Restricted cash	10,891	—
Accounts receivable, net	1,202	344
Interest receivable-real estate loans receivable	2,227	398
Prepaid expenses and other assets	1,283	164
Investment in unconsolidated joint venture	4,428	506
Furniture, fixtures and equipment, net	6,812	—
Deferred financing fees, net	4,273	400
Lease intangibles, net	11,138	1,590

Total assets	$367,479	$144,937

Liabilities and Equity
Notes payable	$175,378	$18,500
Accounts payable	1,605	11
Payables to related parties	526	582
Acquired below-market leases, net	2,090	1,134
Distributions payable	940	607
Accrued and other liabilities	4,729	1,504

Total liabilities	185,268	22,338
Commitments and contingencies
Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 22,329,502 and 14,648,698 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	2	1
Additional paid-in capital	195,149	126,815
Accumulated distributions and net loss	(23,883)	(6,839)
Accumulated other comprehensive income	410	—

Total Behringer Harvard Opportunity REIT II, Inc. equity	171,678	119,977
Noncontrolling interest	10,533	2,622

Total equity	182,211	122,599

Total liabilities and equity	$367,479	$144,937

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the years ended December 31, 2010, 2009 and 2008

(in thousands, except per share amounts)

	2010	2009	2008
Revenues
Rental revenue	$13,341	$5,484	$913
Hotel revenue	954	—	—
Interest income from real estate loans receivable	4,953	891	—

Total revenues	19,248	6,375	913
Expenses:
Property operating expenses	6,541	1,381	302
Interest expense	2,843	1,309	—
Real estate taxes	1,723	646	77
Property management fees	487	172	34
Asset management fees	1,349	457	61
General and administrative	2,032	1,545	652
Acquisition expense	11,277	—	—
Depreciation and amortization	6,877	2,422	399

Total expenses	33,129	7,932	1,525
Interest income, net	483	484	363
Gain on sale of investment	204	—	—
Bargain purchase gain	5,492	—	—
Other expense	(133)	—	—

Loss before equity in losses of unconsolidated joint venture and noncontrolling interest	(7,835)	(1,073)	(249)
Equity in losses of unconsolidated joint venture	(347)	(2)	—

Net loss	(8,182)	(1,075)	(249)
Net loss attributable to the noncontrolling interest	755	9	—

Net loss attributable to common shareholders	$(7,427)	$(1,066)	$(249)

Weighted average shares outstanding:
Basic and diluted	19,216	10,592	2,859
Net loss per share attributable to common shareholders
Basic and diluted	$(0.39)	$(0.10)	$(0.09)
Comprehensive loss:
Net loss	$(8,182)	$(1,075)	$(249)

Other comprehensive income:
Unrealized gains on interest rate derivatives	130	—	—
Foreign currency translation gain	305	—	—

Total other comprehensive income	435	—	—

Comprehensive loss	(7,747)	(1,075)	(249)
Comprehensive loss attributable to noncontrolling interest	730	—	—

Comprehensive loss attributable to common shareholders	$(7,017)	$(1,075)	$(249)

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Equity

(in thousands)

	Convertible Stock		Common Stock
							Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions and Net (Loss)		Noncontrolling Interest	Total Equity
Balance at January 1, 2008	1	$—	22	$—	$201	$(52)	$—	$—	$149
Issuance of common stock, net			7,301	1	59,786				59,787
Distributions declared on common stock						(865)			(865)
Net loss						(249)			(249)

Balance at December 31, 2008	1	$—	7,323	$1	$59,987	$(1,166)	$—	$—	$58,822
Issuance of common stock, net			7,408		67,574				67,574
Redemption of common stock			(82)		(746)				(746)
Distributions declared on common stock						(4,607)			(4,607)
Contributions from noncontrolling interest								2,631	2,631
Net loss						(1,066)		(9)	(1,075)

Balance at December 31, 2009	1	$—	14,649	$1	$126,815	$(6,839)	$—	$2,622	$122,599
Issuance of common stock, net			7,884	1	70,190				70,191
Redemption of common stock			(203)		(1,856)				(1,856)
Distributions declared on common stock						(9,617)			(9,617)
Contributions from noncontrolling interest								11,849	11,849
Distributions to noncontrolling interest								(3,208)	(3,208)
Other comprehensive income:
Unrealized gains on interest rate derivatives							105	25	130
Foreign currency translation gain							305		305
Net loss						(7,427)		(755)	(8,182)

Balance at December 31, 2010	1	$—	22,330	$2	$195,149	$(23,883)	$410	$10,533	$182,211

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2010, 2009 and 2008

(in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net loss	$(8,182)	$(1,075)	$(249)
Adjustments to reconcile net loss to net cash
flows (used in) provided by operating activities:
Depreciation and amortization	5,998	1,297	219
Amortization of deferred financing fees	313	133	—
Equity in losses of unconsolidated joint venture	347	2	—
Bargain purchase gain	(5,492)	—	—
Gain on sale of interest in unconsolidated joint venture	(204)	—	—
Change in accounts receivable	(706)	(299)	(44)
Change in interest receivable-real estate loan receivable	(1,829)	(398)	—
Change in prepaid expenses and other assets	204	(36)	(122)
Change in accounts payable	1,331	11	—
Change in accrued and other liabilities	(83)	445	386
Change in net payables to related parties	336	393	(236)
Addition of lease intangibles	(270)	(158)	(49)

Cash provided by (used in) operating activities	(8,237)	315	(95)

Cash flows from investing activities:
Purchases of real estate	(172,526)	—	(35,056)
Investment in unconsolidated joint venture	(4,768)	(508)	—
Proceeds from sale of interest in unconsolidated joint venture	652	—	—
Investment in real estate loans receivable	(12,594)	(39,712)	—
Additions of property and equipment	(1,374)	(410)	—
Change in restricted cash	(319)	—	—

Cash used in investing activities	(190,929)	(40,630)	(35,056)

Cash flows from financing activities:
Financing costs	(4,173)	—	(533)
Proceeds from notes payable	118,217	—	18,500
Payments on mortgage payable	(170)	—	—
Purchase of interest rate derivatives	(241)	—	—
Issuance of common stock	71,983	70,757	72,315
Redemptions of common stock	(1,856)	(746)	(18)
Offering costs	(8,621)	(11,079)	(7,774)
Distributions	(2,847)	(1,114)	(167)
Contributions from noncontrolling interest holders	11,849	2,631	—
Distributions to noncontrolling interest holders	(3,208)	—	—

Cash provided by financing activities	180,933	60,449	82,323

Effect of exchange rate changes on cash and cash equivalents	99	—	—

Net change in cash and cash equivalents	(18,134)	20,134	47,172
Cash and cash equivalents at beginning of year	67,509	47,375	203

Cash and cash equivalents at end of year	$49,375	$67,509	$47,375

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(in thousands)

1. Business and Organization

  Business

        Behringer Harvard Opportunity REIT II, Inc. (which may be referred to as the "Company," "we," "us," or "our") was organized as a Maryland corporation on January 9, 2007 and has elected to be taxed, and currently qualifies, as a real estate investment trust ("REIT") for federal income tax purposes.

        We acquire and operate commercial real estate and real estate-related assets. In particular, we focus generally on acquiring commercial properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. In addition, given economic conditions as of December 31, 2010, our opportunistic investment strategy also includes investments in real estate-related assets that present opportunities for higher current income. Such investments may have capital gain characteristics, whether as a result of a discount purchase or related equity participations. We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties. These properties may be existing, income-producing properties, newly constructed properties, or properties under development or construction and may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multi-tenant use. Further, we may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. We also may originate or invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans, and Section 1031 tenant-in-common interests (including those issued by affiliates of the Advisor), or in entities that make investments similar to the foregoing. We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. We completed our first property acquisition, an office building located in Denver, Colorado, on October 28, 2008. As of December 31, 2010, we consolidated nine real estate assets and had a noncontrolling ownership interest in one real estate asset.

        Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware on January 12, 2007 ("Behringer Harvard Opportunity OP II"). As of December 31, 2010, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, was the sole general partner of Behringer Harvard Opportunity OP II and owned a 0.1% partnership interest in Behringer Harvard Opportunity OP II. As of December 31, 2010, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of Behringer Harvard Opportunity OP II and owned the remaining 99.9% interest in Behringer Harvard Opportunity OP II.

        We are externally managed and advised by Behringer Harvard Opportunity Advisors II, LLC, a Texas limited liability company that was formed on March 16, 2010 (the "Advisor"). The Advisor is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf. Prior to March 16, 2010, we were advised by Behringer Harvard Opportunity Advisors II LP, which was converted into Behringer Harvard Advisors II solely to reorganize the entity as a limited liability company.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands)

1. Business and Organization (Continued)

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

        In connection with our initial capitalization, on January 19, 2007, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer Harvard Holdings, an affiliate of our Advisor. As of December 31, 2010, we had 22,329,502 shares of common stock outstanding, which includes the 22,471 shares issued to Behringer Harvard Holdings. As of December 31, 2010, we had 1,000 shares of convertible stock issued and outstanding to Behringer Harvard Holdings.

        We commenced operations on April 1, 2008 upon satisfaction of the conditions of our escrow agreement and our acceptance of initial subscriptions of common stock. Upon admission of new stockholders, subscription proceeds are used for payment of dealer manager fees and selling commissions and may be utilized as consideration for investments and the payment or reimbursement of offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments. Through December 31, 2010, we had sold 22,594,089 shares in the Offering, including the DRP, for gross proceeds of $225.1 million.

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

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands)

2. Summary of Significant Accounting Policies (Continued)

  Principles of Consolidation and Basis of Presentation

        Our consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control. All inter-company transactions, balances, and profits have been eliminated in consolidation. Interests in entities acquired will be evaluated based on applicable GAAP, which includes the requirement to consolidate entities deemed to be variable interest entities ("VIE") in which we are the primary beneficiary. If the interest in the entity is determined not to be a VIE, then the entity will be evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement. In the Notes to Consolidated Financial Statements, all dollar and share amounts in tabulation are in thousands of dollars and shares, respectively, unless otherwise noted.

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

        To conform to the current year presentation which presents deferred financing fees, net separately from prepaid expenses and other assets on our consolidated balance sheets, we reclassified prepaid expenses and other assets to deferred financing fees, net $0.4 million for the year ended December 31, 2009.

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

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands)

2. Summary of Significant Accounting Policies (Continued)

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

        Anticipated amortization expense associated with the acquired lease intangibles for each of the following five years ended December 31 is as follows:

2011	$3,734
2012	1,744
2013	1,262
2014	726
2015	375

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands)

2. Summary of Significant Accounting Policies (Continued)

        Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

2010	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost	$179,319	$75,187	$15,043	$(3,138)
Less: depreciation and amortization	(4,017)	(155)	(3,905)	1,048

Net	$175,302	$75,032	$11,138	$(2,090)

2009	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost	$26,548	$9,000	$2,787	$(2,143)
Less: depreciation and amortization	(1,234)	—	(1,197)	1,009

Net	$25,314	$9,000	$1,590	$(1,134)

  Cash and Cash Equivalents

        We consider investments in highly-liquid money market funds or investments with original maturities of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

  Investment Impairment

        For all of our real estate and real estate-related investments, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.

        We also evaluate our investments in real estate loans receivable each reporting date. If it is probable we will not collect all principal and interest in accordance with the terms of the loan, we will record an impairment charge based on these evaluations. While we believe it is currently probable we will collect all scheduled principal and interest with respect to our real estate loan receivable, current market conditions with respect to credit availability and with respect to real estate market fundamentals create a significant amount of uncertainty. Given this, any future adverse development in market conditions may cause us to re-evaluate our conclusions and could result in material impairment charges with respect to the real estate loan receivable.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands)

2. Summary of Significant Accounting Policies (Continued)

        In evaluating our investments for impairment, management may use appraisals and make estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership, and the projected sales price of each of the properties. A future change in these estimates and assumptions could result in understating or overstating the book value of our investments, which could be material to our financial statements.

        We believe the carrying value of our operating real estate and loan investment is currently recoverable. Accordingly, there were no impairment charges for the years ended December 31, 2010 or 2009. However, if market conditions worsen beyond our current expectations, or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments. Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

  Revenue Recognition

        We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. Straight-line rental revenue of $0.2 million, $0.2 million, and less than $0.1 million was recognized in rental revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Net below market lease amortization of $0.9 million, $1.1 million and $0.2 million was recognized in rental revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

        Hotel revenue is derived from the operations of the Courtyard Kauai Coconut Beach Hotel and consists of guest room, food and beverage, and other revenue, and is recognized as the services are rendered.

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

  Accounts Receivable

        Accounts receivable primarily consist of receivables from our tenants related to our consolidated properties of $0.8 million and straight-line rental revenue receivables of $0.4 million as of December 31, 2010. As of December 31, 2009, accounts receivable primarily consist of straight-line rental revenue receivables of $0.2 million and receivables from our tenants of less than $0.1 million.

  Prepaid Expenses and Other Assets

        Prepaid expenses and other assets include prepaid directors' and officers' insurance, as well as prepaid insurance of our consolidated property.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands)

2. Summary of Significant Accounting Policies (Continued)

  Furniture, Fixtures, and Equipment

        Furniture, fixtures, and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of five to seven years. Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized. Accumulated depreciation associated with our furniture, fixtures, and equipment was $0.3 million as of December 31, 2010. We did not have any furniture, fixtures, and equipment as of December 31, 2009.

  Deferred Financing Fees

        Deferred financing fees are recorded at cost and are amortized to interest expense of our notes payable using a straight-line method that approximates the effective interest method over the life of the related debt. Accumulated amortization of deferred financing fees was $0.4 million and $0.1 million for the years ended December 31, 2010 and 2009, respectively.

  Derivative Financial Instruments

        Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks and to minimize the variability caused by foreign currency translation risk related to our net investment in foreign real estate. To accomplish these objectives, we use various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. These instruments include LIBOR-based interest rate swaps and caps. For our net investments in foreign real estate, we may use foreign exchange put/call options to eliminate the impact of foreign currency exchange movements on our financial position.

        We measure our derivative instruments and hedging activities at fair value and record them as an asset or liability, depending on our rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged items are recorded in earnings. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivatives are reported in other comprehensive income (loss) and are subsequently reclassified into earnings when the hedged item affects earnings. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

        As of December 31, 2010, we do not have any derivatives designated as net investment hedges or fair value hedges. No derivatives were being used for trading or speculative purposes. See Notes 4 and 12 for further information regarding our derivative financial instruments.

  Organization and Offering Expenses

        We reimburse the Advisor or its affiliates for any organization and offering expenses incurred on our behalf in connection with our primary offering (other than selling commissions and the dealer manager fee). On October 2, 2009, we entered into an Amended and Restated Advisory Management Agreement with the Advisor. The Amended and Restated Advisory Management Agreement changes the timing and determination of the reimbursement of organization and offering expenses by us during

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands)

2. Summary of Significant Accounting Policies (Continued)

the offering and waives the reimbursement of $3.5 million of organization and offering expenses (other than selling commissions and the dealer manager fee) the Advisor incurred on our behalf through December 31, 2008. The Advisor wrote off the $3.5 million of organization and offering expenses in the fourth quarter of 2009 which reduced the outstanding balance payable to affiliates, and increased our additional paid-in capital. Pursuant to the Amended and Restated Advisory Management Agreement, we reimbursed our Advisor for organization and offering expenses (other than selling commissions and the dealer manager fee) incurred on our behalf until an aggregate of $7.5 million of such organization and offering expenses had been reimbursed to our Advisor. Upon completion of our primary offering, we will reimburse our Advisor for any additional organization and offering expenses (other than selling commissions and the dealer manager fee) incurred, over and above the $7.5 million already reimbursed, up to 1.5% of the gross proceeds from the primary offering; provided however, our Advisor will be required to reimburse us to the extent that the total amount spent by us on organization and offering expenses (other than selling commissions and the dealer manager fee and excluding the $3.5 million of organization and offering reimbursement previously waived by the Advisor) would exceed 1.5% of the gross proceeds from the completed offering. In connection with the Amended and Restated Advisory Management Agreement, we reimbursed $3.4 million of organization and offering expenses to the Advisor in October 2009. We reimbursed $1.8 million of organization and offering expenses to the Advisor in 2010.

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

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands)

2. Summary of Significant Accounting Policies (Continued)

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

        The Euro is the functional currency for the operations of Holstenplatz. We also maintain a Euro-denominated bank account that is translated into U.S. dollars at the current exchange rate at each reporting period. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in our consolidated statement of equity. As of December 31, 2010, the cumulative foreign currency translation adjustment was a gain of $0.3 million. There was no cumulative foreign currency translation adjustment for the year ended December 31, 2009, as we acquired Holstenplatz on June 30, 2010.

  Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) ("AOCI"), which is reported in the accompanying consolidated statement of equity, consists of gains and losses affecting equity that are excluded from net income (loss) under GAAP. The components of AOCI consist of cumulative foreign currency translation gains and losses and the unrealized gain on derivative instruments.

  Stock-Based Compensation

        We have adopted a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates. We have not issued any stock-based awards under the plan as of December 31, 2010.

  Concentration of Credit Risk

        At December 31, 2010 and 2009, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

  Noncontrolling Interest

        Noncontrolling interest represents the noncontrolling ownership interest's proportionate share of the equity in our consolidated real estate investments including the 10% unaffiliated partner's share of the equity in Palms of Monterrey, the 20% unaffiliated partner's share of the equity in Archibald

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands)

2. Summary of Significant Accounting Policies (Continued)

Business Center, the 10% unaffiliated partner's share of the equity in Parrot's Landing, the 10% unaffiliated partner's share of the equity in the Florida MOB Portfolio, the 20% unaffiliated partner's share of the equity in the Courtyard Kauai Coconut Beach Hotel, and the 20% unaffiliated partner's share of the equity in Interchange Business Center. Income and losses are allocated to noncontrolling interest holders based on their ownership percentage.

  Earnings per Share

        Net income (loss) per share is calculated based on the weighted average number of common shares outstanding during each period. The weighted average shares outstanding used to calculate both basic and diluted income (loss) per share were the same for the years ended December 31, 2010 and 2009, as there were no potentially dilutive securities outstanding.

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

3. New Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board (the "FASB") issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs. The guidance eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity's status as a VIE, a company's power over a VIE, or a company's obligation to absorb losses or its rights to receive benefits of an entity must be disregarded. The guidance is applicable for annual periods after November 15, 2009 and interim periods thereafter. The implementation of this guidance on January 1, 2010 did not have a material impact on our consolidated financial statements.

        In January 2010, the FASB updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurements using significant observable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements. We adopted the guidance on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010. We adopted the remaining guidance on January 1, 2011. The adoption of the required guidance did not have a material impact on our financial statements or disclosures. We do not expect that the adoption of the remaining guidance will have an impact on our financial statements or disclosures.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands)

3. New Accounting Pronouncements (Continued)

        In July 2010, the FASB updated accounting guidance related to receivables which requires additional disclosures about the credit quality of a company's financing receivables and allowances for credit losses. These disclosures will provide financial statement users with additional information about the nature of credit risks inherent in our financing receivables, how we analyze and assess credit risk in determining our allowance for credit losses, and the reasons for any changes we may make in our allowance for credit losses. This update is generally effective for interim and annual reporting periods ending on or after December 15, 2010; however, certain aspects of the update pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. We expect that the adoption of this update will primarily result in increased notes receivable disclosures, but will not have any other impact on our financial statements.

4. Assets and Liabilities Measured at Fair Value

        Fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy) has been established.

        Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability that are typically based on an entity's own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

  Recurring Fair Value Measurements

  Derivative financial instruments

        Currently, we use interest rate swaps and caps to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, implied volatilities, and foreign currency exchange née rates.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands)

4. Assets and Liabilities Measured at Fair Value (Continued)

        We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

        The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of December 31, 2010. We had no derivative financial instruments as of December 31, 2009.

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$372	$—	$372

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

        As of December 31, 2010, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities. Management also estimates the carrying value of real estate loans receivable reasonably approximated fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

        The notes payable totaling $175.4 million and $18.5 million as of December 31, 2010 and 2009, respectively, have a fair value of approximately $178.5 million and $18.5 million as of December 31, 2010 and 2009, respectively, based upon interest rates for debt with similar terms and remaining maturities that management believes we could obtain.

6. Real Estate

        As of December 31, 2010, we consolidated nine real estate assets. In addition, we have a noncontrolling, unconsolidated ownership interest in one real estate asset that we account for using the

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands)

6. Real Estate (Continued)

equity method. The following table presents certain information about our consolidated investments as of December 31, 2010:

Property Name	Location	Date Acquired	Approximate Rentable Square Footage (unaudited)	Description	Encumbrances	Ownership Interest
1875 Lawrence	Denver, CO	October 2008	185,000	15-story office building	$19.4 million	100%
PAL Loan	(1)
Palms of Monterey	Fort Myers, FL	May 10, 2010	408 units / 518 square feet	multifamily	19.7 million	90%
Holstenplatz	Hamburg, Germany	June 30, 2010	80,000	8-story office	10.4 million	100%
Archibald Business Center	Ontario, California	August 27, 2010	231,000	office and industrial warehouse	6.1 million	80%
Parrot's Landing	North Lauderdale, Florida	September 17, 2010	560 units / 519 square feet	multifamily	29.5 million	90%
Florida MOB Portfolio	South Florida	October 8, 2010/ October 20, 2010(4)(5)	694,000	medical office	34.2 million	90%
Courtyard Kauai Coconut Beach Hotel	Kauai, Hawaii	October 20, 2010	(3)	hotel	38 million	80%
Interchange Business Center	San Bernardino, California	November 23, 2010	802,000	industrial	18.1 million	80%

(1)
Hotel lodging located on U.S. Arny installations at Fort Hood, Texas; Fort Leavenworth, Kansas; Fort Myer, Virginia; Fort Polk, Louisiana; Fort Riley, Kansas; Fort Rucker, Alabama; Fort Sam Houston, Texas; Tripler Army Medical Center and Fort Shafter, Hawaii; Fort Sill, Oklahoma; and Yuma Proving Ground, Arizona.

(2)
Effective monthly rent is monthly rent as of December 31.

(3)
The Courtyard Kauai Coconut Beach Hotel has 311 rooms and approximately 6,200 square feet (unaudited) of meeting space.

(4)
We acquired a portfolio of eight medial office buildings, known as the Original Florida MOB Portfolio on October 8, 2010. We acquired a medical office building known as Garden Medical Pavilion on October 20, 2010. Collectively, the Original Florida MOB Portfolio and Gardens Medical Pavilion are referred to as the Florida MOB Portfolio.

(5)
The Florida MOB Portfolio consists of 9 Medical Office Buildings. We own 90% of each of eight of the buildings. We own 90% of a 90% JV interest in the ninth building, Gardens Medical Pavilion.

Real Estate Asset Acquisitions

  Palms of Monterrey

        On May 10, 2010, we obtained a 90% fee simple interest in the Palms of Monterrey, a 408-unit multifamily complex located in Fort Myers, Florida. Prior to May 10, 2010, we were the holder of a 90% interest in a promissory note that we acquired at a discount in October 2009. The promissory note was secured by a first lien mortgage in the Palms of Monterrey property. The aggregate purchase price for the promissory note was $25.4 million and proceeds from our Offering were used to acquire the 90% interest in the note. On January 20, 2010, we reached an agreement with the borrower that the borrower would not contest the foreclosure proceedings in exchange for $0.3 million. A final judgment of foreclosure was entered on March 22, 2010 and the foreclosure sale for Palms of Monterrey was held on April 27, 2010. We were the only bidder in the sale and acquired the fee simple interest in the property on May 10, 2010. On June 11, 2010, we entered into a Freddie Mac-financed mortgage loan with an unaffiliated lender to borrow $19.7 million. See Note 10.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands)

6. Real Estate (Continued)

        As a result of obtaining a fee simple interest in Palms of Monterrey, the identifiable assets and liabilities assumed were measured at fair value, resulting in a bargain purchase gain of $5.5 million which was recognized in the line item 'bargain purchase gain' in the consolidated statement of operations for the year ended December 31, 2010. In determining fair value, we obtained an appraisal and utilized assumptions including estimated cash flows, discount rates, and capitalization rates.

        Palms of Monterrey contributed rental revenue of $2.7 million and a net loss of $1.3 million to our consolidated statements of operations for the period from May 10, 2010 to December 31, 2010. Acquired lease intangibles for Palms of Monterrey had a weighted average remaining life of approximately 6 months as of the date of acquisition. The following unaudited pro forma summary presents consolidated information as if the business combination had occurred on January 1, 2009:

	Pro Forma for the Year Ended December 31,
	2010	2009
Revenue	$19,650	$10,584
Net income/(loss)	$(13,050)	$3,837
Net income/(loss) per share	$(0.68)	$0.36

        The pro forma amounts for the year ended December 31, 2010 have been calculated after applying our accounting policies and adjusting the results of Palms of Monterrey to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to the tangible and intangible assets had been applied from January 1, 2009. Included in the pro forma net income (loss) for the years ended December 31, 2010 and 2009 is depreciation and amortization expense of $1.2 million and $2.2 million, respectively.

        During the year ended December 31, 2010, we incurred $0.2 million in acquisition expenses related to acquiring the fee simple interest in the Palms of Monterrey. The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date:

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

  Holstenplatz

        On June 30, 2010, we acquired a 100% interest in a multi-tenant office building known as Holstenplatz, located in Hamburg, Germany. Holstenplatz is an eight-story office building containing

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands)

6. Real Estate (Continued)

approximately 80,000 rentable square feet. Total consideration transferred for Holstenplatz was $12.5 million and consisted of cash of $2.8 million from the proceeds of our Offering, and proceeds of $9.7 million from a loan with a financial institution (see Note 10).

        Holstenplatz contributed rental revenue of $0.8 million and a net loss of $1.1 million to our consolidated statements of operations for the period from June 30, 2010 through December 31, 2010. Acquired lease intangibles for Holstenplatz had a weighted average remaining life of approximately 5.3 years as of the date of acquisition. The following unaudited pro forma summary presents consolidated information as if the business combination had occurred on January 1, 2009:

	Pro Forma for the Year Ended December 31,
	2010	2009
Revenue	$19,996	$7,883
Net loss	$(7,317)	$(3,407)
Net loss per share	$(0.38)	$(0.32)

        These pro forma amounts have been calculated after applying our accounting policies and adjusting the results of Holstenplatz to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to the tangible and intangible assets had been applied from January 1, 2009. Included in the pro forma net loss for each of the years ended December 31, 2010 and 2009 is depreciation and amortization expense of $0.8 million.

        During the year ended December 31, 2010, we incurred $1.4 million of acquisition expenses related to the Holstenplatz acquisition. The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date. In determining fair value, we obtained an appraisal and utilized assumptions including estimated cash flows, discount rates, and capitalization rates.

Land	$2,703
Building	8,858
Lease intangibles, net	1,079
Acquired below-market leases, net	(127)

Total identifiable net assets	$12,513

        We are in the process of finalizing our acquisition allocations, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.

  Archibald Business Center

        On August 27, 2010, we acquired an 80% interest in a corporate headquarters and industrial warehouse facility known as Archibald Business Center located in Ontario, California. Archibald Business Center is a corporate headquarters and industrial warehouse facility containing approximately 231,000 square feet situated on an 11-acre site. The total consideration transferred for Archibald Business Center was $9.5 million. The consideration paid for our interest was cash of $7.6 million, exclusive of closing costs, which we funded from proceeds from our Offering. On October 25, 2010, we

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands)

6. Real Estate (Continued)

entered into a loan agreement with a financial institution to borrow up to $7.9 million with an initial advance of $6.1 million funded at closing. See Note 10.

        Archibald Business Center contributed rental revenue of $0.4 million and a net loss of $0.3 million to our consolidated statements of operations for the period from August 27, 2010 through December 31, 2010. Acquired lease intangibles for Archibald Business Center had a weighted average remaining life of approximately 1.3 years as of the date of acquisition. The following unaudited pro forma summary presents consolidated information as if the business combination had occurred on January 1, 2009:

	Pro Forma for the Year Ended December 31,
	2010	2009
Revenue	$19,925	$7,409
Net loss	$(7,698)	$(1,668)
Net loss per share	$(0.40)	$(0.16)

        These pro forma amounts have been calculated after applying our accounting policies and adjusting the results of Archibald Business Center to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to the tangible and intangible assets had been applied from January 1, 2009. Included in the pro forma net income (loss) for the years ended December 31, 2010 and 2009 is depreciation and amortization expense of $0.3 million and $0.6 million, respectively.

        During the year ended December 31, 2010, we incurred $0.4 million of acquisition expenses related to the Archibald Business Center acquisition. The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date. In determining fair value, we obtained an appraisal and utilized assumptions including estimated cash flows, discount rates, and capitalization rates.

Land	$3,892
Building	5,193
Lease intangibles, net	525
Acquired below-market leases, net	(104)

Total identifiable net assets	$9,506

        We are in the process of finalizing our acquisition allocations, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.

  Parrot's Landing

        On September 17, 2010, we acquired a 90% interest in Parrot's Landing, a 560-unit multifamily community located in North Lauderdale, Florida. The total consideration transferred for Parrot's Landing was $42 million and consisted of $12.4 million cash and a new mortgage loan of $29.6 million. The consideration paid for our 90% interest was cash of $11.2 million, exclusive of closing costs, which we funded from proceeds from our Offering.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands)

6. Real Estate (Continued)

        Parrot's Landing contributed rental revenue of $1.7 million and a net loss of $1.9 million to our consolidated statements of operations for the period from September 17, 2010 through December 31, 2010. Acquired lease intangibles for Parrot's Landing had a weighted average remaining life of approximately 6 months as of the date of acquisition. The following unaudited pro forma summary presents consolidated information as if the business combination had occurred on January 1, 2009:

	Pro Forma for the Year Ended December 31,
	2010	2009
Revenue	$23,502	$12,347
Net loss	$(5,706)	$(4,162)
Net loss per share	$(0.30)	$(0.39)

        These pro forma amounts have been calculated after applying our accounting policies and adjusting the results of Parrot's Landing to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to the tangible and intangible assets had been applied from January 1, 2009. Included in the pro forma net loss for the years ended December 31, 2010 and 2009 is depreciation and amortization expense of $1.3 million and $2.8 million, respectively.

        During the year ended December 31, 2010, we incurred $1.7 million of acquisition expenses related to the Parrot's Landing acquisition. The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date. In determining fair value, we obtained an appraisal and utilized assumptions including estimated cash flows, discount rates, and capitalization rates.

Land	$11,064
Land improvements	1,110
Building	27,645
Furniture, fixtures and equipment	708
Lease intangibles, net	1,498
Acquired below-market leases, net	(25)

Total identifiable net assets	$42,000

        We are in the process of finalizing our acquisition allocations, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.

  Florida MOB Portfolio

        On October 8, 2010 and October 20, 2010, we acquired a 90% interest in the Florida MOB Portfolio, a portfolio of nine medical office buildings located in south Florida. The Florida MOB Portfolio has approximately 694,000 rentable square feet (unaudited). Total consideration transferred for the Florida MOB Portfolio was $70.8 million. Of the total purchase price, $36.6 million consisted of cash and $34.2 million was financed with loans that subsidiaries of the joint venture obtained from financial institutions. The consideration paid for our 90% interest was cash of $32.8 million, exclusive of closing costs, which we funded from proceeds from our Offering.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands)

6. Real Estate (Continued)

        The Florida MOB Portfolio contributed rental revenue of $3 million and a net loss of $1.9 million to our consolidated statements of operations for the period from October 8, 2010 through December 31, 2010. Acquired lease intangibles for the Florida MOB Portfolio had a weighted average remaining life of approximately 2.6 years as of the date of acquisition. The following unaudited pro forma summary presents consolidated information as if the business combination had occurred on January 1, 2009:

	Pro Forma for the Year Ended December 31,
	2010	2009
Revenue	$29,147	$19,233
Net loss	$(4,339)	$(5,651)
Net loss per share	$(0.23)	$(0.53)

        These pro forma amounts have been calculated after applying our accounting policies and adjusting the results of the Florida MOB Portfolio to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to the tangible and intangible assets had been applied from January 1, 2009. Included in the pro forma net loss for each of the years ended December 31, 2010 and 2009 is depreciation and amortization expense of $4.4 million.

        During the year ended December 31, 2010, we incurred $4.2 million of acquisition expenses related to the Florida MOB Portfolio acquisition. The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date. In determining fair value, we obtained an appraisal and utilized assumptions including estimated cash flows, discount rates, and capitalization rates.

Land	$5,382
Buildings	48,884
Land improvements	7,021
Site improvements	2,901
Lease intangibles	6,448
Acquired above-market leases	1,514
Acquired below-market leases	(1,363)

$70,787

        We are in the process of finalizing our acquisition allocations, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.

  Courtyard Kauai Coconut Beach Hotel

        On October 20, 2010, we acquired an 80% interest in the Courtyard Kauai Coconut Beach Hotel, a 311 room oceanfront hotel, to which we plan to make certain capital improvements, located on an approximately 10.4 acre (unaudited) parcel of land at Waipouli Beach on the island of Kauai in Hawaii. We acquired the Courtyard Kauai Coconut Beach Hotel for the modification of $38 million of existing senior financing on the property.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands)

6. Real Estate (Continued)

        The Courtyard Kauai Coconut Beach Hotel contributed rental revenue of $1 million and a net loss of $2.2 million to our consolidated statements of operations for the period from October 20, 2010 through December 31, 2010. The following unaudited pro forma summary presents consolidated information as if the business combination had occurred on January 1, 2009:

	Pro Forma for the Year Ended December 31,
	2010	2009
Revenue	$23,130	$7,835
Net loss	$(12,226)	$(9,785)
Net loss per share	$(0.64)	$(0.92)

        These pro forma amounts have been calculated after applying our accounting policies and adjusting the results of the Courtyard Kauai Coconut Beach Hotel to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to the tangible and intangible assets had been applied from January 1, 2009. Included in the pro forma net loss for each of the years ended December 31, 2010 and 2009 is depreciation and amortization expense of $1.3 million.

        During the year ended December 31, 2010, we incurred $1.7 million of acquisition expenses related to the Courtyard Kauai Coconut Beach Hotel acquisition. The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date. In determining fair value, we obtained an appraisal and utilized assumptions including estimated cash flows, discount rates, and capitalization rates.

Land	$11,301
Building	20,948
Pool and other improvements	500
Furniture, Fixtures & Equipment	5,221
Food and Beverage	30

$38,000

        We are in the process of finalizing our acquisition allocations, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.

  Interchange Business Center

        On November 23, 2010, we acquired an 80% interest in Interchange Business Center, a four-building Class A industrial property located in San Bernardino, California. Interchange Business Center contains approximately 802,000 rentable square feet (unaudited) and is situated on an approximate 41.1 acre (unaudited) parcel of land. The purchase price for Interchange Business Center was $30 million. $18.1 million of the purchase price for Interchange Business Center was funded from the initial advance of a $21.5 million loan that we entered into in connection with the acquisition of Interchange Business Center. The remaining $11.9 million of the purchase price was funded with cash from our Offering. See Note 10.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands)

6. Real Estate (Continued)

        Interchange Business Center contributed rental revenue of $0.1 million and a net loss of $1.4 million to our consolidated statements of operations for the period from November 23, 2010 through December 31, 2010. Acquired lease intangibles for Interchange Business Center had a weighted remaining average life of approximately 3 years as of the date of acquisition. The following unaudited pro forma summary presents consolidated information as if the business combination had occurred on January 1, 2009:

	Pro Forma for the Year Ended December 31,
	2010	2009
Revenue	$20,117	$7,345
Net loss	$(10,200)	$(6,317)
Net loss per share	$(0.53)	$(0.60)

        These pro forma amounts have been calculated after applying our accounting policies and adjusting the results of Interchange Business Center to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to the tangible and intangible assets had been applied from January 1, 2009. Included in the pro forma net income (loss) for each of the years ended December 31, 2010 and 2009 is depreciation and amortization expense of $1.2 million.

        During the year ended December 31, 2010, we incurred $1.5 million of acquisition expenses related to the Interchange Business Center acquisition. The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date. In determining fair value, we obtained an appraisal and utilized assumptions including estimated cash flows, discount rates, and capitalization rates.

Land	$9,666
Buildings	12,879
Land improvements	3,463
Signage, landscaping and misc. site improvements	3,463
Lease intangibles, net	253
Acquired above-market leases	276

$30,000

        We are in the process of finalizing our acquisition allocations, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands)

7. Investment in Unconsolidated Joint Venture

        The following table presents certain information about our unconsolidated investment as of December 31, 2010 and 2009. We had no unconsolidated joint ventures for the year ended December 31, 2008.

Property Name	Ownership Interest	Carrying Value of Investment 2010	Carrying Value of Investment 2009
Inland Empire Distribution Center	16.00%	$4,428	$—
Stone Creek	9.99%	—	506

		$4,428	$506

8. Variable Interest Entities

        GAAP requires the consolidation of VIEs in which an enterprise has a controlling financial interest. A controlling financial interest will have both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

  PAL Loan

        On August 14, 2009, we entered into a loan agreement with an unaffiliated third party (borrower) to provide up to $25 million of second lien financing for the privatization of, and improvements to, approximately 3,200 hotel lodging units on ten U.S. Army installations, the PAL Loan. As of December 31, 2010, the full balance of $25 million available under the loan agreement had been advanced and was outstanding and is included in real estate loans receivable on the consolidated balance sheet at December 31, 2010. Based on our evaluation, we have determined that the unaffiliated third party entity meets the criteria of a VIE but that we are not the primary beneficiary because we do not have the power to direct the activities that most significantly affect the entity's economic performance. The power to direct these activities resides with the general partner of the unaffiliated third party. Accordingly, we do not consolidate the unaffiliated third party entity.

  Stone Creek

        In November 2009, we acquired a 9.99% limited partnership interest in a multifamily property, Stone Creek, in Killeen, Texas for $0.5 million. Based on our evaluation, we determined that the entity met the criteria of a VIE under GAAP but that we were not the primary beneficiary because we did

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands)

8. Variable Interest Entities (Continued)

not have a significant obligation to absorb losses or significant right to receive benefits. These obligations and rights were held by the owner of the 90% interest. Accordingly, we did not consolidate the Stone Creek entity and instead accounted for it under the equity method of accounting. On August 30, 2010, we sold our 9.99% interest in Stone Creek to an unrelated third party resulting in a gain on sale of investment of $0.2 million. Accordingly, we no longer have any continuing involvement in Stone Creek.

        At December 31, 2010 and December 31, 2009, our recorded investment in VIEs that are unconsolidated and our maximum exposure to loss were as follows:

As of December 31, 2010
	Investments in Unconsolidated VIEs	Our Maximum Exposure to Loss
PAL Loan(1)	$—	$25,000

As of December 31, 2009
	Investments in Unconsolidated VIEs	Our Maximum Exposure to Loss
PAL Loan(1)	$—	$25,000
Stone Creek	506	506

	$506	$25,506

(1)
We have no equity interest in the PAL Loan VIE. Our maximum exposure to loss consists of the $25 million loan commitment of second lien financing.

9. Real Estate Loans Receivable

        As of December 31, 2010, we had an investment in one real estate loan receivable, the PAL Loan. As of December 31, 2009, we had invested in two real estate loans receivable, the PAL Loan and the Palms of Monterrey loan.

Loan Name	Date Acquired	Property Type	Book Value as of 12/31/2010	Book Value as of 12/31/2009	Annual Effective Interest Rate	Maturity Date
PAL Loan	8/14/2009	Hospitality/Redevelopment	$25,202	$12,634	18%	9/1/2016
Palms of Monterrey	10/2/2009	Multifamily	—	27,078	(1)	(1)

			$25,202	$39,712

(1)
We acquired the loan in default with the intent to foreclose on the borrower and secure a fee simple interest in the underlying collateral. We obtained the fee simple interest on May 10, 2010.

        During the year ended December 31, 2010, we earned $5 million in interest income from our real estate loans receivable, including $3.9 million related to the PAL Loan. Until the foreclosure process was complete on the Palms of Monterrey, we recognized interest income on the defaulted note when cash was received. During the year ended December 31, 2010, we received $1.1 million related to the

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands)

9. Real Estate Loans Receivable (Continued)

Palms of Monterrey real estate loan receivable, which was recognized as interest income in the period received. A final judgment of foreclosure was entered on March 22, 2010 and the foreclosure sale for Palms of Monterrey was held on April 27, 2010. We were the only bidder in the sale and we acquired a fee simple interest in the property on May 10, 2010. See Note 6 for additional information regarding the acquisition of this property.

        As of December 31, 2010, there were no outstanding interest payments over 90 days old due to us. We believe that the entire balance of the PAL Loan will be repaid and have therefore not recorded an allowance for loan loss against the loan.

10. Notes Payable

        The following table sets forth information on our notes payable as of December 31, 2010 and December 31, 2009

Description	2010	2009	Interest Rate		Maturity Date
1875 Lawrence	$19,363	$18,500	30-day LIBOR + 2.5%	(1)(2)	12/31/12
Archibald Business Center	6,100	—	10%		11/01/13
Interchange Business Center	18,120	—	30-day LIBOR + 5%	(1)(4)	12/01/13
Holstenplatz	10,445	—	3.887%		04/30/15
Kauai Coconut Beach Hotel	38,000	—	30-day LIBOR + .95%	(1)	11/09/15
Florida MOB Portfolio—Palmetto Building	6,350	—	4.55%		01/01/16
Florida MOB Portfolio—Victor Farris Building	12,800	—	4.55%		01/01/16
Palms of Monterrey	19,700	—	30-day LIBOR + 3.35%	(1)(3)	07/01/17
Parrot's Landing	29,500	—	4.23%		10/01/17
Florida MOB Portfolio—Gardens Building	15,000	—	4.9%		01/01/18

	$175,378	$18,500

(1)
30-day LIBOR was 0.256% at December 31, 2010.

(2)
The loan has a minimum interest rate of 6.25%.

(3)
The loan has a maximum interest rate of 7%.

(4)
The 30-day LIBOR rate is set at a minimum value of 2.5%

        At December 31, 2010, our notes payable balance was $175.4 million and consisted of the notes payable related to our consolidated properties. We have unconditionally guaranteed payment of the note payable related to 1875 Lawrence for an amount not to exceed the lesser of (i) $11.75 million and (ii) 50% of the total amount advanced under the loan agreement if the aggregate amount advanced is less than $23.5 million. We have guaranteed payment of the notes payable related to Palms of Monterrey, Parrot's Landing, and the Courtyard Kauai Coconut Beach Hotel and, as guarantor, are subject to certain recourse liabilities with respect to certain nonrecourse carveouts as set forth in the Guaranties in favor of the unaffiliated lenders.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands)

10. Notes Payable (Continued)

        We are subject to customary affirmative, negative, and financial covenants, representations, warranties and borrowing conditions, all as set forth in the loan agreements. As of December 31, 2010, we believe we were in compliance with the covenants under our loan agreements.

        The following table summarizes our contractual obligations for principal payments as of December 31, 2010:

Year	Amount Due
2011	$1,993
2012	20,955
2013	26,383
2014	2,221
2015	49,608
Thereafter	74,218

$175,378

11. Leasing Activity

        Future minimum base rental payments due to us under non-cancelable leases in effect as of December 31, 2010 for our consolidated properties are as follows:

Year	Amount Due
2011	$14,008
2012	10,634
2013	8,276
2014	5,513
2015	3,543
Thereafter	7,587

Total	$49,561

        The schedule above does not include rental payments due to us from our multifamily properties as leases associated with these properties typically include cancellation rights. As of December 31, 2010, none of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.

12. Derivative Instruments and Hedging Activities

        We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations. The hedging strategy of entering into interest rate caps and swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.

        In October 2010, we entered into a new interest rate cap agreement related to the debt on the Courtyard Kauai Coconut Beach Hotel, and in November 2010, we entered into a new interest rate cap agreement related to our debt on Interchange Business Center.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands)

12. Derivative Instruments and Hedging Activities (Continued)

        Derivative instruments classified as assets were reported at their combined fair values of $0.4 million in prepaid expenses and other assets at December 31, 2010. During the year ended December 31, 2010, we recorded an unrealized gain of $0.1 million to AOCI in our statement of equity to adjust the carrying amount of the interest rate caps qualifying as hedges at December 31, 2010.

        The following table summarizes the notional values of our derivative financial instruments as of December 31, 2010. The notional values provide an indication of the extent of our involvement in these instruments at December 31, 2010, but do not represent exposure to credit, interest rate, or market risks:

Type/Description	Notional Value	Interest Rate/ Strike Rate	Index	Maturity
Cash Flow Hedges
Interest rate cap—Courtyard Kauai Coconut Beach Hotel	$38,000	3.00% - 6.00%	30-day LIBOR	October 15, 2014
Interest rate cap—Interchange Business Center	$5,000	2.50%	30-day LIBOR	December 1, 2013

        The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2010. We had no derivative financial instruments as of December 31, 2009.

		Asset Derivatives
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value at December 31, 2010
Interest rate derivative contracts	Prepaid expenses and other assets	$372
Foreign exchange contracts	Prepaid expenses and other assets	—

Total derivatives designated as hedging instruments		$372

        The table below presents the effect of our derivative financial instruments on the consolidated statements of operations for the period ended December 31, 2010.

Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Year Ended December 31, 2010
Interest rate derivative contracts	$130

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands)

13. Commitments and Contingencies

        Our operating leases consist of ground leases on each of eight buildings acquired in connection with the purchase of the Original Florida MOB Portfolio. Each ground lease is for a term of 50 years, with a 25-year extension option. The annual payment for each ground lease increases by 10% every five years. Future minimum lease payments for all operating leases with December 31, 2010 are as follows:

Year	Amount Due
2011	$293
2012	293
2013	293
2014	293
2015	301
Therafter	21,828

Total	$23,301

14. Stockholders' Equity

  Capitalization

        As of December 31, 2010, our authorized capital was 350,000,000 shares of common stock, 50,000,000 shares of preferred stock and 1,000 shares of convertible stock. All shares of such stock have a par value of $.0001 per share. As of December 31, 2010, we had 22,329,502 shares of our common stock issued and outstanding, 1,000 shares of convertible stock issued and outstanding, and no shares of preferred stock issued and outstanding.

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

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands)

14. Stockholders' Equity (Continued)

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

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands)

14. Stockholders' Equity (Continued)

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

        Until proceeds from the Offering are fully invested and generating sufficient operating cash flow to fully fund the payment of distributions to our stockholders, we have paid and will continue to pay some or all of our distributions from sources other than operating cash flow. We may, for example, generate cash to pay distributions from financing activities, components of which may include proceeds from the Offering and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow. In addition, from time to time, our Advisor and its affiliates may agree to waive or defer all or a portion of the acquisition, asset management or other fees or incentives due to them, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash that we have available to pay distributions to our stockholders.

        Cash amounts distributed to stockholders during the year ended December 31, 2010 were $2.8 million. Distributions funded through the issuance of shares under the DRP during the year ended December 31, 2010 were $6.4 million. For the year ended December 31, 2010, cash flows used in operating activities were $8.2 million. Accordingly, for the year ended December 31, 2010, both distributions and operating shortfalls totaling $11 million were funded from financing activities including proceeds from the Offering and borrowings. Cash amounts distributed to stockholders during the year ended December 31, 2009 were $1.1 million. Distributions funded through the issuance of shares under the DRP during the year ended December 31, 2009 were $3.1 million. For the year ended December 31, 2009, cash flows provided by operating activities were $0.3 million. Accordingly, for the year ended December 31, 2009, distributions totaling $0.8 million were funded from proceeds from the Offering.

        The amount by which our distributions paid exceeded cash flow from operating activities has increased due to investments in properties that are not yet stabilized and a higher distribution rate. Effective June 1, 2009, our board of directors increased our distribution rate from an annual effective

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands)

14. Stockholders' Equity (Continued)

rate of 3.0% to 5.0%. As a result, future distributions declared and paid may continue to exceed cash flow from operating activities until such time that we invest in additional real estate or real estate-related assets at favorable yields and such investments reach stabilization.

        Distributions paid to stockholders are funded through various sources, including cash flow from operating activities, proceeds raised as part of our initial public offering, reinvestment through our distribution reinvestment plan and/or additional borrowings. The following summarizes certain information related to the sources of recent distributions ($ in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Total Distributions Paid	$9,283	$4,182	$684
Principal Sources of Funding:
Distribution Reinvestment Plan	$6,436	$3,068	$517
Cash flow provided by (used in) operating activities	$(8,237)	$315	$(95)
Cash available at the beginning of the period(1)	$67,509	$47,375	$203

(1)
Represents the cash available at the beginning of the reporting period primarily attributable to excess funds raised from the issuance of common stock and borrowings, after the impact of historical operating activities, other investing and financing activities.

        Distributions by quarter for the years ended December 31, 2010 and 2009 were as follows ($ in thousands, except per share amounts):

	Distributions Paid			Cash Flow Provided by (Used In) Operations
					Total Distributions Declared	Declared Distribution Per Share
2010	Cash	Reinvested	Total
4th Quarter	$845	$1,814	$2,659	$(6,344)	$2,740	$0.126
3rd Quarter	794	1,736	2,530	(1,130)	2,587	0.126
2nd Quarter	677	1,553	2,230	(1,933)	2,323	0.125
1st Quarter	531	1,333	1,864	1,170	1,967	0.123

Total	$2,847	$6,436	$9,283	$(8,237)	$9,617	$0.500

	Distributions Paid			Cash Flow Provided by (Used In) Operations
					Total Distributions Declared	Declared Distribution Per Share
2009	Cash	Reinvested	Total
4th Quarter	$440	$1,150	$1,590	$1,016	$1,703	$0.129
3rd Quarter	364	997	1,361	(724)	1,437	0.126
2nd Quarter	172	505	677	174	881	0.091
1st Quarter	138	416	554	(151)	586	0.074

Total	$1,114	$3,068	$4,182	$315	$4,607	$0.420

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands)

14. Stockholders' Equity (Continued)

        Distributions declared per share assumes the share was issued and outstanding each day during the period. In 2009, distributions were declared at a daily distribution rate of $0.0008219 per share per day through May 31, 2009. From June 1, 2009, distributions have been declared at a daily distribution rate of $0.0013699. Each day in 2010 was a record date for distributions. On December 15, 2010, the Company's board of directors declared distributions payable to the stockholders of record each day during the months of January, February, and March 2011. Distributions payable to each stockholder of record will be paid in cash on or before the 16th day of the following month.

15. Related Party Transactions

        The Advisor and certain of its affiliates will receive fees and compensation in connection with the Offering, and in connection with the acquisition, management, and sale of our assets.

        Behringer Securities LP ("Behringer Securities"), the dealer-manager and an affiliate of the Advisor, receives commissions of up to 7% of gross offering proceeds. Behringer Securities reallows 100% of selling commissions earned to participating broker-dealers. In addition, we pay Behringer Securities a dealer manager fee of up to 2.5% of gross offering proceeds. Pursuant to separately negotiated agreements, Behringer Securities may reallow a portion of its dealer manager fee in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in the Offering; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts and no more than 0.5% of gross offering proceeds for out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties. Further, in special cases pursuant to separately negotiated agreements and subject to applicable limitations imposed by the Financial Industry Regulatory Authority, Behringer Securities may use a portion of its dealer manager fee to reimburse certain broker-dealers participating in the Offering for technology costs and expenses associated with the Offering and costs and expenses associated with the facilitation of the marketing and ownership of our shares by such broker-dealers' customers. No selling commissions or dealer manager fee will be paid for sales under the DRP. For the year ended December 31, 2010, Behringer Securities earned selling commissions and dealer manager fees of $5 million and $1.8 million, respectively, which were recorded as a reduction to additional paid-in capital. For the year ended December 31, 2009, Behringer Securities earned selling commissions and dealer manager fees of $4.9 million and $1.8 million, respectively, which were recorded as a reduction to additional paid-in capital.

        We reimburse the Advisor or its affiliates for any organization and offering expenses incurred on our behalf in connection with our primary offering (other than selling commissions and the dealer manager fee). On October 2, 2009, we entered into an Amended and Restated Advisory Management Agreement with the Advisor. The Amended and Restated Advisory Management Agreement changes the timing and determination of the reimbursement of organization and offering expenses by us during the offering and waives the reimbursement of $3.5 million of organization and offering expenses (other than selling commissions and the dealer manager fee) the Advisor incurred on our behalf through December 31, 2008. The Advisor wrote off the $3.5 million of organization and offering expenses in the fourth quarter of 2009 which reduced the outstanding balance payable to affiliates, and increased our additional paid-in capital. Pursuant to the Amended and Restated Advisory Management Agreement,

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands)

15. Related Party Transactions (Continued)

we reimbursed our Advisor for organization and offering expenses (other than selling commissions and the dealer manager fee) incurred on our behalf until an aggregate of $7.5 million of such organization and offering expenses had been reimbursed to our Advisor. Upon completion of our primary offering, we will reimburse our Advisor for any additional organization and offering expenses (other than selling commissions and the dealer manager fee) incurred, over and above the $7.5 million already reimbursed, up to 1.5% of the gross proceeds from the completed offering; provided however, our Advisor will be required to reimburse us to the extent that the total amount spent by us on organization and offering expenses (other than selling commissions and the dealer manager fee and excluding the $3.5 million of organization and offering reimbursement previously waived by the Advisor) would exceed 1.5% of the gross proceeds from the completed offering. In connection with the Amended and Restated Advisory Management Agreement, we reimbursed $3.4 million of organization and offering expenses to the Advisor in October 2009. We reimbursed $1.8 million of organization and offering expenses to the Advisor in 2010.

        Since our inception through December 31, 2010, approximately $13.3 million of organization and offering expenses had been incurred by the Advisor or its affiliates on our behalf. Of this amount, $3.5 million had been written off pursuant to the amended and restated advisory management agreement (discussed above), and $7.5 million had been reimbursed by us. The total we are required to remit to the Advisor for organization and offering expenses pursuant to the Amended and Restated Advisory Management Agreement is limited to 1.5% of the gross proceeds raised in the completed primary offering as determined upon completion of the offering. The Advisor or its affiliates determines the amount of organization and offering expenses owed based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on respective equity offering results of those entities in offering.

        The Advisor or its affiliates will also receive acquisition and advisory fees of 2.5% of the amount paid and/or budgeted in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to these assets. The Advisor and its affiliates will also receive acquisition and advisory fees of 2.5% of the funds advanced in respect of a loan or other investment. For the years ended December 31, 2010, 2009 and 2008, we incurred $4.7 million, $0.9 million, and $0.8 million of acquisition and advisory fees, respectively.

        The Advisor or its affiliates also receive an acquisition expense reimbursement in the amount of 0.25% of (i) the funds paid for purchasing an asset, including any debt attributable to the asset, (ii) the funds budgeted for development, construction, or improvement in the case of assets that we acquire and intend to develop, construct, or improve and (iii) the funds advanced in respect of a loan or other investment. In addition, to the extent the Advisor or its affiliates directly provide services formerly provided or usually provided by third parties, including, without limitation, accounting services related to the preparation of audits required by the SEC, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a completed investment, the direct employee costs and burden to the Advisor of providing these services will be acquisition expenses for which we will reimburse the Advisor. We also pay third parties, or reimburse the Advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands)

15. Related Party Transactions (Continued)

expenses, third-party brokerage or finder's fees, title insurance, premium expenses, and other closing costs. In addition, acquisition expenses for which we will reimburse the Advisor, include any payments made to (i) a prospective seller of an asset, (ii) an agent of a prospective seller of an asset, or (iii) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset. Except as described above with respect to services customarily or previously provided by third parties, the Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent that they are dedicated to making investments for us, such as wages and benefits of the investment personnel. The Advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the Advisor or its affiliates incur that are due to third parties or related to the additional services provided by the Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. For the years ended December 31, 2010, 2009 and 2008, we incurred $0.5 million, $0.1 million, and $0.1 million, respectively, of acquisition expense reimbursements.

        We pay the Advisor or its affiliates a debt financing fee of 1% of the amount available under any loan or line of credit made available to us. It is anticipated that the Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. We incurred debt financing fees of $1.4 million for the year ended December 31, 2010. We did not incur any debt financing fees for the year ended December 31, 2009. For the year ended December 31, 2008, we incurred debt financing fees of $0.2 million.

        We pay the Advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties. We incurred no such fees for the years ended December 31, 2010, 2009 or 2008.

        We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity II Management Services, LLC ("BHO II Management"), or its affiliates, fees for the management, leasing, and construction supervision of our properties. Property management fees are 4.5% of the gross revenues of the properties managed by BHO II Management or its affiliates plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property. In the event that we contract directly with a third-party property manager in respect of a property, BHO II Management or its affiliates receives an oversight fee equal to 0.5% of the gross revenues of the property managed. In no event will BHO II Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property. In the event we own a property through a joint venture that does not pay BHO II Management directly for its services, we will pay BHO II Management a management fee or oversight fee, as applicable, based only on an economic interest in the property. We incurred and expensed property management fees or oversight fees to BHO II Management of approximately $0.1 million for each of the years ended December 31, 2010 and 2009, respectively. We incurred no such fees for the year ended December 31, 2008.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands)

15. Related Party Transactions (Continued)

        We pay the Advisor or its affiliates a monthly asset management fee of one-twelfth of 1.0% of the sum of the higher of the cost or value of each asset. For the years ended December 31, 2010, 2009 and 2008, we expensed $1.3 million, $0.5 million, and $0.1 million, respectively, of asset management fees.

        We reimburse the Advisor or its affiliates for all expenses paid or incurred by the Advisor in connection with the services provided to us, subject to the limitation that we will not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2% of our average invested assets, or (B) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period. Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the years ended December 31, 2010, 2009 and 2008, we incurred and expensed such costs for administrative services totaling $0.9 million, $0.5 million, and $0.1 million, respectively.

        We are dependent on Behringer Securities, the Advisor, and BHO II Management for certain services that are essential to us, including the sale of shares of our common stock, asset acquisition and disposition decisions, property management and leasing services, and other general administrative responsibilities. In the event that these companies were unable to provide us with their respective services, we would be required to obtain such services from other sources.

16. Supplemental Cash Flow Information

        Supplemental cash flow information is summarized below for the years ended December 31, 2010, 2009 and 2008.

	Twelve Months ended December 31,
	2010	2009	2008
Interest paid	$2,200	$1,076	$—
Non-cash investing activities:
Conversion of loan to equity investment	$27,091	$—	$—
Receivable from sale of interest in unconsolidated joint venture	$52	$—	$—
Capital expenditures for real estate in accrued liabilities	$234	$—	$—
Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$6,436	$3,068	$517
Accrued dividends payable	$940	$607	$181
Offering costs payable to related parties	$18	$425	$5,254
Mortgage note assumed in purchase of real estate	$38,000	$—	$—

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands)

17. Quarterly Results (Unaudited)

        Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2010 and 2009.

	2010 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$2,688	$3,093	$4,176	$9,291
Net income (loss)	$759	$4,189	$(3,529)	$(9,601)
Add: Net (income)/loss attributable to the noncontrolling interest	(72)	(547)	231	1,143

Net income (loss) attributable to common shareholders	$687	$3,642	$(3,298)	$(8,458)
Basic and diluted weighted average shares outstanding	15,937	18,612	20,509	21,727
Basic and diluted income (loss) per share	$0.04	$0.20	$(0.16)	$(0.39)

	2009 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$1,325	$1,449	$1,615	$1,986
Net loss	$(541)	$(198)	$(285)	$(51)
Add: Net loss attributable to the noncontrolling interest	—	—	—	9

Net loss attributable to common shareholders	$(541)	$(198)	$(285)	$(42)
Basic and diluted weighted average shares outstanding	7,901	9,519	11,389	13,501
Basic and diluted loss per share	$(0.07)	$(0.02)	$(0.03)	$0.00

18. Subsequent Event

        As of March 2011, we are under contact, subject to certain contingencies, to purchase a 1128-bed student housing portfolio located in Athens, Georgia for approximately $33 million from an unaffiliated third party.

Behringer Harvard Opportunity REIT II, Inc.
Valuation and Qualifying Accounts and Reserves
Schedule II
December 31, 2010 and 2009

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2010
Allowance for doubtful accounts	$22	$22	$—	$22	$22
Year ended December 31, 2009
Allowance for doubtful accounts	$—	$22	$—	$—	$22

Behringer Harvard Opportunity REIT II, Inc.
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2010

			Initial cost
Property Name	Location	Encumbrances	Land and improvements		Building and improvements		Cost capitalized subsequent to acquisition	Gross amount carried at close of period	Accumulated depreciation		Year of construction	Date acquired		Depreciable life
1875 Lawrence	Denver, Colorado	$19,363	$9,000		$26,102		$1,581	$36,683	$2,357		1982	10/28/2008			(1)
Palms of Monterrey	Fort Myers, Florida	19,700	6,362		23,604		—	29,966	648		2001 & 2002	5/10/2010			(1)
Holstenplatz	Hamburg, Germany	10,445	2,934	(3)	9,583	(3)	—	12,517	192	(3)	1998	6/30/2010			(1)
Archibald Business Center	Ontario, California	6,100	3,892		5,193		—	9,085	70		1991	8/27/2010			(1)
Parrot's Landing	North Lauderdale, Florida	29,500	12,173		27,645		29	39,847	291		1987 & 1997	9/17/2010			(1)
Florida MOB Portfolio	South Florida	34,150	12,404		51,727		57	64,188	436		1968-1995	10/8/2010	(4)		(1)
Courtyard Kauai Coconut Beach Hotel	Kauai, Hawaii	38,000	11,801		20,948		314	33,063	95		1977	10/20/2010			(2)
Interchange Business Center	San Bernardino, California	18,120	16,591		12,879		—	29,470	82		2007	11/23/2010			(1)

Totals		$175,378	$75,157		$177,681		$1,981	$254,819	$4,171

(1)
Buildings are 25 years

(2)
Hotels are 39 years

(3)
Includes gain/(loss) on currency translation.

(4)
Eight of the nine buildings in the Florida MOB Portfolio were acquired on October 8, 2010. Gardens Medical Pavilion, the ninth building, was acquired on October 20, 2010.

        A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Real Estate:
Balance at beginning of period	$35,548	$35,138	$—
Acquisitions	217,736	—	35,138
Improvements	1,535	410	—
Cost of real estate sold	—	—	—

Balance at end of the period	$254,819	$35,548	$35,138

Accumulated depreciation:
Balance at beginning of period	$1,234	$174	$—
Depreciation expense	2,937	1,060	174
Disposals	—	—	—

Balance at end of the period	$4,171	$1,234	$174

Behringer Harvard Opportunity REIT II, Inc.
Mortgage Loans on Real Estate
Schedule IV
December 31, 2010
($ in thousands)

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens		Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
PAL Loan	18%	9/1/2016	(1)	35,000	(2)	25,202	25,202	—

(1)
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

(2)
We do not hold the first mortgage on this property. Accordingly, the amount of the prior lien at December 31, 2010 is estimated.

  Reconciliation of the Carrying Amount of Mortgages:

Balance at beginning of 2009	$—
Additions during period:
New mortgage loans	39,712
Deductions during period:
Collections of principal	—

Balance at close of 2009	$39,712

Balance at beginning of 2010	$39,712
Additions during period:
New mortgage loans	12,568
Deductions during period:
Collections of principal	—
Foreclosures	(27,078)

Balance at close of 2010	$25,202

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Articles of Amendment and Restatement as amended by the First Articles of Amendment and the Second Articles of Amendment, incorporated by reference to Exhibit 3.1 to Form 10-Q filed on November 14, 2008
3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Form 10-K filed on March 30, 2010
3.2(a)	Amendment to the Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2(a) to Form 10-K filed on March 30, 2010
4.1
Form of Subscription Agreement, included as Exhibit A to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 2 to Post-Effective Amendment No. 12 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
4.2
Amended and Restated Distribution Reinvestment Plan, included as Exhibit B to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to Post-Effective Amendment No. 12 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
4.3
Amended and Restated Automatic Purchase Plan, included as Exhibit C to prospectus, incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment No. 2 to Post-Effective Amendment No. 12 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
4.4	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to Form 10-Q filed November 12, 2009
4.5
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
10.1	Second Amended and Restated Advisory Management Agreement, incorporated by reference to Exhibit 10.1 to Form 10-K filed March 30, 2010
10.2
Multifamily Mortgage, Assignment of Rents and Security Agreement between 15250 Sonoma Drive Fee Owner, LLC and Holliday Fenoglio Fowler, L.P. dated as of June 11, 2010, incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 11 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
10.3
Multifamily Note made by 15250 Sonoma Drive Fee Owner, LLC in favor of Holliday Fenoglio Fowler, L.P. dated as of June 11, 2010, incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 11 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
10.4
Guaranty by Behringer Harvard Opportunity REIT II, Inc. for the benefit of Holliday Fenoglio Fowler, L.P. effective as of June 11, 2010, incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 11 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
10.5
Multifamily Note made by 7900 Hampton Blvd, LLC to Amerisphere Multifamily Finance, L.L.C. dated as of September 17, 2010, incorporated by reference to Exhibit 10.29 to Post-Effective Amendment No. 12 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887

Exhibit No.	Description
10.6	Multifamily Mortgage, Assignment of Rents and Security Agreement between 7900 Hampton Blvd, LLC and Amerisphere Multifamily Finance, L.L.C. dated as of September 17, 2010, incorporated by reference to Exhibit 10.30 to Post-Effective Amendment No. 12 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
10.7
Limited Liability Company Agreement of 7900 Hampton Blvd, LLC dated September 17, 2010 by, between and among Behringer Harvard Parrot's Landing, LLC and Hampton Peak, LLC, incorporated by reference to Exhibit 10.31 to Post-Effective Amendment No. 12 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
10.8
Limited Liability Company Agreement of BH-JMIR Kauai Hotel Operator, LLC dated October 20, 2010 by, between and among Behringer Harvard Kauai Hotel TRS, Inc. and Kauai Hotel Series of JMIR Investments III, LP, incorporated by reference to Exhibit 10.32 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 12 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
10.9
Limited Liability Company Agreement of BH-JMIR Kauai Hotel, LLC dated October 20, 2010 by, between and among Behringer Harvard Kauai Hotel, LLC and Kauai Hotel Series of JMIR Investments III, LP, incorporated by reference to Exhibit 10.33 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 12 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
10.10
Purchase and Sale Agreement by and between JMI Realty, LLC, as buyer, and Waipouli Owner, LLC, as seller, dated June 17, 2010, incorporated by reference to Exhibit 10.34 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 12 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
10.11
Assignment and Assumption of Purchase and Sale Agreement by and between JMI Realty, LLC and Kauai Coconut Beach, LLC dated October 15, 2010, incorporated by reference to Exhibit 10.35 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 12 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
10.12
Consent, Assumption and Modification Agreement with Release by and among Waipouli Owner, LLC, Kauai Coconut Beach, LLC, Kauai Coconut Beach Operator, LLC, JMI Realty LLC and Behringer Harvard Opportunity REIT II, Inc. and Wells Fargo Bank, N.A., as Trustee for the Morgan Stanley Capital I Inc. Commercial Mortgage Pass-Through Certificates Series 2006-XLF dated as of October 20, 2010, incorporated by reference to Exhibit 10.36 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 12 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
10.13
Amended and Restated Promissory note by and between Kauai Coconut Beach, LLC and Wells Fargo Bank, N.A., as trustee for the Morgan Stanley Capital I Inc. Commercial Mortgage Pass-Through Certificates Series 2006-XLF dated as of October 20, 2010, incorporated by reference to Exhibit 10.37 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 12 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
10.14
Amended and Restated Loan Agreement between Kauai Coconut Beach, LLC and Wells Fargo Bank, N.A., as trustee for the Morgan Stanley Capital I Inc. Commercial Mortgage Pass-Through Certificates Series 2006-XLF dated as of October 20, 2010, incorporated by reference to Exhibit 10.38 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 12 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887

Exhibit No.	Description
10.15	Guaranty of Recourse Obligations by JMI Realty LLC and Behringer Harvard Opportunity REIT II, Inc. in favor of Wells Fargo Bank, N.A., as trustee for the Morgan Stanley Capital I Inc. Commercial Mortgage Pass-Through Certificates Series 2006-XLF dated as of October 20, 2010, incorporated by reference to Exhibit 10.39 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 12 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
10.16
Limited Liability Company Agreement of BH-AW Florida MOB Venture, LLC dated August 12, 2010 by, between and among Behringer Harvard Florida MOB Member, LLC, AW SFMOB Investor, LLC and AW SFMOB Managing Member, LLC, incorporated by reference to Exhibit 10.40 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 12 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
10.17
First Amendment to the Limited Liability Company Agreement of BH-AW Florida MOB Venture, LLC dated October 8, 2010 by, between and among Behringer Harvard Florida MOB Member, LLC, AW SFMOB Investor, LLC and AW SFMOB Managing Member, LLC, incorporated by reference to Exhibit 10.41 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 12 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
10.18
Purchase and Sale Agreement and Agreement to Enter into Ground Lease by and among Richard B. Silver, as successor trustee pursuant to the FMC Land Trust Agreement Number 1001, Tenet Hialeah Healthsystem, Inc., Tenet Healthsystem North Shore, Inc., Lifemark Hospitals, Inc., Tenet Good Samaritan, Inc., and Tenet St. Mary's Inc., and Applefield Waxman Capital, Inc. dated May 27, 2010, incorporated by reference to Exhibit 10.42 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 12 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
10.19
Fifth Amendment to Purchase and Sale Agreement and Agreement to Enter into Ground Lease by and among Douglas E. Rabe, as successor trustee pursuant to the FMC Land Trust Agreement Number 1001, Tenet Hialeah Healthsystem, Inc., Tenet Healthsystem North Shore, Inc., Lifemark Hospitals, Inc., Tenet Good Samaritan, Inc., and Tenet St. Mary's Inc., and Applefield Waxman Capital, Inc. dated August 12, 2010, incorporated by reference to Exhibit 10.43 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 12 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
10.20
Sixth Amendment to Purchase and Sale Agreement and Agreement to Enter into Ground Lease by and among Douglas E. Rabe, as successor trustee pursuant to the FMC Land Trust Agreement Number 1001, Tenet Hialeah Healthsystem, Inc., Tenet Healthsystem North Shore, Inc., Lifemark Hospitals, Inc., Tenet Good Samaritan, Inc., and Tenet St. Mary's Inc., and Applefield Waxman Capital, Inc. dated August 27, 2010, incorporated by reference to Exhibit 10.44 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 12 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
10.21
Eighth Amendment to Purchase and Sale Agreement and Agreement to Enter into Ground Lease by and among Douglas E. Rabe, as successor trustee pursuant to the FMC Land Trust Agreement Number 1001, Tenet Hialeah Healthsystem, Inc., Tenet Healthsystem North Shore, Inc., Lifemark Hospitals, Inc., Tenet Good Samaritan, Inc., and Tenet St. Mary's Inc., and Applefield Waxman Capital, Inc. dated September 10, 2010, incorporated by reference to Exhibit 10.45 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 12 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887

Exhibit No.	Description
10.22	Assignment and Assumption of Purchase Agreement and Designation of Nominees by and between Applefield Waxman Capital, Inc. and BH-AW Florida MOB Venture, LLC dated October 8, 2010, incorporated by reference to Exhibit 10.46 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 12 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
10.23
Promissory Note made by BH-AW Florida MOB Venture, LLC in favor of Behringer Harvard Florida MOB Member, LLC dated October 8, 2010, incorporated by reference to Exhibit 10.47 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 12 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
10.24
Pledge and Security Agreement made by BH-AW Florida MOB Venture, LLC in favor of Behringer Harvard Florida MOB Member, LLC dated October 8, 2010, incorporated by reference to Exhibit 10.48 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 12 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
10.25
First Amendment to the Operating Agreement of Gardens Medical Pavilion, LLC by and among AW SFMOB Investor, LLC, AWB SFMOB Managing Member, LLC, BH AW Florida MOB Venture, LLC, ORCO 2 LLC, and PGA ONC Partners, LLC dated October 20, 2010, incorporated by reference to Exhibit 10.49 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 12 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
10.26
Ground Lease by and between BH-AW Hialeah, LLC and Tenet Hialeah Healthsystem, Inc. dated October 8, 2010 with schedule disclosing other substantially identical Ground Leases omitted, incorporated by reference to Exhibit 10.50 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 12 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
10.27
Purchase and Sale Agreement by and between CT/BH Interchange LLC, as buyer, and IBC Industrial Properties LLC, as seller, dated November 16, 2010, incorporated by reference to Exhibit 10.51 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 12 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
10.28
Operating Agreement of CT/BH Interchange LLC dated November 16, 2010 by and between CT Interchange LLC and Behringer Harvard Interchange LLC, incorporated by reference to Exhibit 10.52 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 12 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
10.29
Loan Agreement by and between PCCP Capital I, LLC, as lender and CT/BH Interchange LLC, as borrower, dated November 23, 2010, incorporated by reference to Exhibit 10.53 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 12 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
10.30
Promissory Note made by CT/BH Interchange LLC in favor of PCCP Capital I, LLC dated November 23, 2010, incorporated by reference to Exhibit 10.54 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 12 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887
21.1*	List of Subsidiaries
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certifications**

Exhibit No.	Description
99.1	Valuation Policy, incorporated by reference to Exhibit 99.1 to Form 10-Q filed on November 12, 2009
99.2	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to Form 10-Q filed on November 12, 2009

*
Filed herewith.

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