Form 10-Q
period 2011-03-31
Behringer Harvard Opportunity REIT II, Inc.
filed 2011-05-16
CIK 1387061

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

        As of April 30, 2011, Behringer Harvard Opportunity REIT II, Inc. had 23,683,255 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.
FORM 10-Q
Quarter Ended March 31, 2011

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Balance Sheets

(in thousands, except shares)

(unaudited)

	March 31, 2011	December 31, 2010
Assets
Real estate
Land and improvements, net	$74,957	$75,032
Buildings and improvements, net	175,002	175,302
Real estate under development	1,787	314

Total real estate	251,746	250,648
Real estate loans receivable, net	25,193	25,202

Total real estate and real estate-related investments, net	276,939	275,850
Cash and cash equivalents	56,768	49,375
Restricted cash	9,443	10,891
Accounts receivable, net	1,240	1,202
Interest receivable—real estate loans receivable	2,836	2,227
Prepaid expenses and other assets	1,843	1,283
Investment in unconsolidated joint venture	4,296	4,428
Furniture, fixtures and equipment, net	6,536	6,812
Deferred financing fees, net	4,033	4,273
Lease intangibles, net	9,500	11,138

Total assets	$373,434	$367,479

Liabilities and Equity
Notes payable	$177,246	$175,378
Accounts payable	1,758	1,605
Payables to related parties	374	526
Acquired below-market leases, net	1,825	2,090
Distributions payable	982	940
Accrued and other liabilities	6,042	4,729

Total liabilities	188,227	185,268
Commitments and contingencies
Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 23,266,447 and 22,329,502 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	2	2
Additional paid-in capital	203,708	195,149
Accumulated distributions and net loss	(29,665)	(23,883)
Accumulated other comprehensive income	595	410

Total Behringer Harvard Opportunity REIT II, Inc. equity	174,640	171,678
Noncontrolling interest	10,567	10,533

Total equity	185,207	182,211

Total liabilities and equity	$373,434	$367,479

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2011	2010
Revenues
Rental revenue	$7,801	$1,312
Hotel revenue	1,638	—
Interest income from real estate loans receivable	1,225	1,376

Total revenues	10,664	2,688
Expenses:
Property operating expenses	4,653	330
Interest expense	2,233	322
Real estate taxes	1,182	160
Property management fees	329	47
Asset management fees	623	186
General and administrative	478	382
Acquisition expense	345	48
Depreciation and amortization	4,167	557

Total expenses	14,010	2,032
Interest income, net	62	110

Income (loss) before equity in losses of unconsolidated joint venture and noncontrolling interest	(3,284)	766
Equity in losses of unconsolidated joint venture	(152)	(7)

Net income (loss)	(3,436)	759
Net (income) loss attributable to the noncontrolling interest	469	(72)

Net income (loss) attributable to common shareholders	$(2,967)	$687

Weighted average shares outstanding:
Basic and diluted	22,824	15,937
Net income (loss) per share attributable to common shareholders
Basic and diluted	$(0.13)	$0.04
Comprehensive income (loss):
Net income (loss)	$(3,436)	$759
Other comprehensive income:
Unrealized losses on interest rate derivatives	(4)	—
Foreign currency translation gain	189	—

Total other comprehensive income	185	—

Comprehensive income (loss)	(3,251)	759
Comprehensive (income) loss attributable to noncontrolling interest	469	(72)

Comprehensive income (loss) attributable to common shareholders	$(2,782)	$687

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Equity

(in thousands)

(unaudited)

	Convertible Stock		Common Stock
						Accumulated Distributions and Net (Loss)	Accumulated Other Comprehensive Income (loss)
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital			Noncontrolling Interest	Total Equity
Balance at January 1, 2010	1	$—	14,649	$1	$126,815	$(6,839)	$—	$2,622	$122,599
Issuance of common stock, net			2,517	1	21,950				21,951
Redemption of common stock			(32)		(285)				(285)
Distributions declared on common stock						(1,967)			(1,967)
Distributions to noncontrolling interest								(71)	(71)
Net loss						687		72	759

Balance at March 31, 2010	1	$—	17,134	$2	$148,480	$(8,119)	$—	$2,623	$142,986

Balance at January 1, 2011	1	$—	22,330	$2	$195,149	$(23,883)	$410	$10,533	$182,211
Issuance of common stock, net			995	—	9,101				9,101
Redemption of common stock			(59)		(542)				(542)
Distributions declared on common stock						(2,815)			(2,815)
Contributions from noncontrolling interest								673	673
Distributions to noncontrolling interest								(170)	(170)
Other comprehensive income:
Unrealized losses on interest rate derivatives							(4)		(4)
Foreign currency translation gain							189		189
Net loss						(2,967)		(469)	(3,436)

Balance at March 31, 2011	1	$—	23,266	$2	$203,708	$(29,665)	$595	$10,567	$185,207

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(3,436)	$759
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	4,002	313
Amortization of deferred financing fees, net	264	28
Equity in losses of unconsolidated joint venture	152	7
Change in accounts receivable	(38)	94
Change in interest receivable-real estate loan receivable	(609)	(277)
Change in prepaid expenses and other assets	(188)	66
Change in accounts payable	(389)	(9)
Change in accrued and other liabilities	260	208
Change in net payables to related parties	(157)	8
Addition of lease intangibles	(273)	(27)

Cash provided by (used in) operating activities	(412)	1,170

Cash flows from investing activities:
Acquisition deposits	(259)	(2)
Investment in unconsolidated joint venture	(20)	(9)
Investment in real estate loans receivable	(116)	(13)
Additions of property and equipment	(1,289)	(246)
Change in restricted cash	1,448	—

Cash used in investing activities	(236)	(270)

Cash flows from financing activities:
Financing costs	(16)	—
Proceeds from notes payable	1,584	—
Payments on notes payable	(362)	—
Issuance of common stock	7,973	23,747
Redemptions of common stock	—	(285)
Offering costs	(740)	(3,278)
Distributions	(901)	(531)
Contributions from noncontrolling interest holders	673	—
Distributions to noncontrolling interest holders	(170)	(71)

Cash provided by financing activities	8,041	19,582

Net change in cash and cash equivalents	7,393	20,482
Cash and cash equivalents at beginning of period	49,375	67,509

Cash and cash equivalents at end of period	$56,768	$87,991

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

        We acquire and operate commercial real estate and real estate-related assets. In particular, we focus generally on acquiring commercial properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. In addition, given economic conditions as of March 31, 2011, our opportunistic investment strategy also includes investments in real estate-related assets that present opportunities for higher current income. Such investments may have capital gain characteristics, whether as a result of a discounted purchase or related equity participations. We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily and other real properties. These properties may be existing, income-producing properties, newly constructed properties, or properties under development or construction. They may include multifamily properties purchased for conversion into condominiums or single-tenant properties that may be converted for multi-tenant use. We may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. Further, we may also originate or invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans, and Section 1031 tenant-in-common interests (including those issued by affiliates of our Advisor, as defined below), or in entities that make investments similar to the foregoing. We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. We completed our first property acquisition, an office building located in Denver, Colorado, on October 28, 2008. As of March 31, 2011, we consolidated nine real estate and real estate-related assets and had a noncontrolling ownership interest in one real estate asset. On April 25, 2011, we entered into a joint venture that acquired a 1,128-bed student housing portfolio located in Athens, Georgia for approximately $32.8 million, excluding closing costs, from an unaffiliated third party. Our interest in the joint venture is 85%.

        Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware on January 12, 2007 ("Behringer Harvard Opportunity OP II"). As of March 31, 2011, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, was the sole general partner of Behringer Harvard Opportunity OP II and owned a 0.1% partnership interest in Behringer Harvard Opportunity OP II. As of March 31, 2011, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of Behringer Harvard Opportunity OP II and owned the remaining 99.9% interest in Behringer Harvard Opportunity OP II.

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

        In connection with our initial capitalization, on January 19, 2007, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer Harvard Holdings. As of March 31, 2011, we had 23,266,447 shares of common stock outstanding, which includes the 22,471 shares issued to Behringer Harvard Holdings. As of March 31, 2011, we had 1,000 shares of convertible stock issued and outstanding to Behringer Harvard Holdings.

        We commenced operations on April 1, 2008 upon satisfaction of the conditions of our escrow agreement and our acceptance of initial subscriptions of common stock. Upon admission of new stockholders, subscription proceeds are used for payment of dealer manager fees and selling commissions and may be utilized as consideration for investments and the payment or reimbursement of offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments. We use the net proceeds from the Offering primarily to acquire real estate and real estate-related assets consistent with our opportunistic investment strategy. As of March 31, 2011, we had issued 23,612,370 shares of our common stock, including 22,471 shares owned by Behringer Harvard Holdings, and 1,251,918 shares issued through the DRP. As of March 31, 2011, we had redeemed 345,923 shares of our common stock.

        On September 13, 2010, we filed another Registration Statement on Form S-11 with the SEC to register a follow-on public offering. Pursuant to the follow-on Registration Statement, we propose to register 50,000,000 shares of our common stock at a price of $10.00 per share in our primary offering, with discounts available to investors who purchase more than 50,000 shares and to other categories of purchasers. We will also register 25,000,000 shares of common stock pursuant to our distribution reinvestment plan at $9.50 per share. We expect to commence our follow-on offering during the third quarter of 2011. We intend to cease offering shares of common stock in the Offering upon the earlier of July 3, 2011 or the date the Registration Statement relating to our proposed follow-on offering is declared effective by the SEC.

        Our common stock is not currently listed on a national securities exchange. Depending upon the prevailing market conditions, it is our intention to consider beginning the process of liquidating our assets and distributing the net proceeds to our stockholders within three to six years after the termination of our Offering. If we do not begin an orderly liquidation within that period, we may seek to have our shares listed on a national securities exchange.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2. Interim Unaudited Financial Information

        The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on March 30, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this quarterly report pursuant to the rules and regulations of the SEC.

        The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of March 31, 2011 and consolidated statements of equity, operations and comprehensive income (loss), and cash flows for the three months ended March 31, 2011 and 2010 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to fairly present our consolidated financial position as of March 31, 2011 and December 31, 2010 and our consolidated results of operations and cash flows for the periods ended March 31, 2011 and 2010. Such adjustments are of a normal recurring nature.

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

  Reclassification

        To conform to the current year presentation which presents acquisition expense separately from general and administrative expense on our consolidated statement of operations and comprehensive loss, we reclassified general and administrative expense of less than $0.1 million to acquisition expense for the three months ended March 31, 2010. We believe this change in presentation provides additional detail regarding our operating expenses.

        To conform to the current year presentation which presents amortization of deferred financing fee income as a component of amortization of deferred financing fees, net on our consolidated statements of cash flows, we reclassified amortization of deferred financing fee income of less than $0.1 million to amortization of deferred financing fees, net for the three months ended March 31, 2010. We believe this change in presentation simplifies the cash flow by combining immaterial items and providing additional detail regarding our financing activities.

        We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements.

  Real Estate

        Upon the acquisition of real estate properties, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their respective fair values. The acquisition date is the date on which we obtain control of the real estate property. The assets acquired and liabilities assumed may consist of buildings, any assumed debt, identified intangible assets and asset retirement obligations. Identified intangible assets generally consist of the above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships. Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired. Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired. Acquisition-related costs are expensed in the period incurred. Initial valuations are subject to change until our information is finalized, which is no later than twelve months from the acquisition date.

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

        The total value of identified real estate intangible assets acquired is further allocated between in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with that respective tenant. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces, considering current market conditions. In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance and other operating expenses, as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred had the leases not been in place, including tenant improvements and commissions. The estimates of the fair value of tenant relationships also include costs to execute similar leases, including leasing commissions, legal costs and tenant improvements, as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

        Anticipated amortization expense associated with the acquired lease intangibles for each of the following five years as of March 31, 2011 is as follows:

April 1, 2011 - December 31, 2011	$2,107
2012	1,732
2013	1,262
2014	726
2015	377

        Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

March 31, 2011	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost	$180,795	$75,374	$15,278	$(3,029)
Less: depreciation and amortization	(5,793)	(417)	(5,778)	1,204

Net	$175,002	$74,957	$9,500	$(1,825)

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3. Summary of Significant Accounting Policies (Continued)

December 31, 2010	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost	$179,319	$75,187	$15,043	$(3,138)
Less: depreciation and amortization	(4,017)	(155)	(3,905)	1,048

Net	$175,302	$75,032	$11,138	$(2,090)

  Cash and Cash Equivalents

        We consider investments in highly-liquid money market funds or investments with original maturities of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

  Restricted Cash

        As required by our lenders, restricted cash is held in escrow accounts for anticipated capital expenditures, real estate taxes and other reserves for our consolidated properties. Capital reserves are typically utilized for non-operating expenses such as tenant improvements, leasing commissions and major capital expenditures. Alternatively, a lender may require its own formula for escrow of capital reserves.

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

        We also evaluate our investments in real estate loans receivable each reporting date. If it is probable we will not collect all principal and interest in accordance with the terms of the loan, we will record an impairment charge based on these evaluations. While we believe it is currently probable we will collect all scheduled principal and interest with respect to our real estate loan receivable, current market conditions with respect to credit availability and with respect to real estate market fundamentals create a significant amount of uncertainty. Given this uncertainty, any future adverse development in market conditions may cause us to re-evaluate our conclusions and could result in material impairment charges with respect to the real estate loan receivable.

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

        We believe the carrying value of our operating real estate and loan investment is currently recoverable. Accordingly, there were no impairment charges for the three months ended March 31, 2011 or 2010. However, if market conditions worsen beyond our current expectations, or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments. Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

  Revenue Recognition

        We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. Straight-line rental revenue of $0.1 million and less than $0.1 million was recognized in rental revenues for the three months ended March 31, 2011 and 2010, respectively. Above/Below market lease amortization of $0.2 million was recognized in rental revenues for each of the three months ended March 31, 2011 and 2010, respectively.

        Hotel revenue is derived from the operations of the Courtyard Kauai at Coconut Beach Hotel, consisting of guest room, food and beverage, and other revenue, and is recognized as the services are rendered.

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

  Accounts Receivable

        Accounts receivable primarily consisted of receivables from our tenants related to our consolidated properties of $0.8 million and straight-line rental revenue of $0.5 million as of March 31, 2011. As of December 31, 2010, accounts receivable primarily consisted of receivables from our tenants related to our consolidated properties of $0.8 million and straight-line rental revenue receivables of $0.4 million.

  Furniture, Fixtures, and Equipment

        Furniture, fixtures, and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of five to seven years. Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized. Accumulated depreciation associated with our furniture, fixtures, and equipment was $0.6 million and $0.3 million as of March 31, 2011 and December 31, 2010, respectively.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3. Summary of Significant Accounting Policies (Continued)

  Deferred Financing Fees

        Deferred financing fees are recorded at cost and are amortized to interest expense of our notes payable using a straight-line method that approximates the effective interest method over the life of the related debt. Accumulated amortization of deferred financing fees was $0.7 million and $0.4 million as of March 31, 2011 and December 31, 2010, respectively.

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

        As of March 31, 2011, we do not have any derivatives designated as net investment hedges or fair value hedges. No derivatives were being used for trading or speculative purposes. See Notes 5 and 12 for further information regarding our derivative financial instruments.

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

  Foreign Currency Translation

        For our international investment where the functional currency is other than the U.S. dollar, assets and liabilities are translated using period-end exchange rates, while the statement of operations amounts are translated using the average exchange rates for the respective period. Differences arising from the translation of assets and liabilities in comparison with the translation of the previous periods or from initial recognition during the period are included as a separate component of accumulated other comprehensive income (loss).

        The Euro is the functional currency for the operations of Holstenplatz. We also maintain a Euro-denominated bank account that is translated into U.S. dollars at the current exchange rate at the last day of each reporting period. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in our consolidated statement of equity.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3. Summary of Significant Accounting Policies (Continued)

For the three months ended March 31, 2011, the foreign currency translation adjustment was a gain of $0.2 million. There was no foreign currency translation adjustment for the three months ended March 31, 2010, as we acquired Holstenplatz on June 30, 2010.

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

  Stock-Based Compensation

        We have adopted a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates. We have not issued any stock-based awards under the plan as of March 31, 2011.

  Concentration of Credit Risk

        At March 31, 2011 and December 31, 2010, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

  Noncontrolling Interest

        Noncontrolling interest represents the noncontrolling ownership interest's proportionate share of the equity in our consolidated real estate investments, including the 10% unaffiliated partner's share of the equity in the Palms of Monterrey, the 20% unaffiliated partner's share of the equity in Archibald Business Center, the 10% unaffiliated partner's share of the equity in Parrot's Landing, the approximately 10% unaffiliated partner's share of the equity in the Florida MOB Portfolio, the 20% unaffiliated partner's share of the equity in the Courtyard Kauai at Coconut Beach Hotel, and the 20% unaffiliated partner's share of the equity in Interchange Business Center. Income and losses are allocated to noncontrolling interest holders based on their ownership percentage.

  Earnings per Share

        Net income (loss) per share is calculated based on the weighted average number of common shares outstanding during each period. The weighted average shares outstanding used to calculate both basic and diluted income (loss) per share were the same for the three months ended March 31, 2011 and 2010, as there were no potentially dilutive securities outstanding.

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

        In July 2010, the FASB updated accounting guidance related to receivables which requires additional disclosures about the credit quality of a company's financing receivables and allowances for credit losses. These disclosures will provide financial statement users with additional information about the nature of credit risks inherent in our financing receivables, how we analyze and assess credit risk in determining our allowance for credit losses, and the reasons for any changes we may make in our allowance for credit losses. This update is generally effective for interim and annual reporting periods ending on or after December 15, 2010; however, certain aspects of the update pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this update primarily resulted in increased notes receivable disclosures, but did not have any other impact on our financial statements.

5. Assets and Liabilities Measured at Fair Value

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

        Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability that are typically based on an entity's own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

5. Assets and Liabilities Measured at Fair Value (Continued)

particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

  Recurring Fair Value Measurements

        Currently, we use interest rate swaps and caps to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, implied volatilities, and foreign currency exchange rates.

        We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

        The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

March 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$367	$—	$367

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$372	$—	$372

6. Fair Value Disclosure of Financial Instruments

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

        As of March 31, 2011 and December 31, 2010, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities and the carrying value of real estate loans receivable reasonably approximated fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

6. Fair Value Disclosure of Financial Instruments (Continued)

        The notes payable totaling $177.2 million and $175.4 million as of March 31, 2011 and December 31, 2010, respectively, have a fair value of approximately $179.2 million and $178.5 million as of March 31, 2011 and December 31, 2010, respectively, based upon interest rates for debt with similar terms and remaining maturities that management believes we could obtain.

7. Real Estate and Real Estate-Related Investments

        As of March 31, 2011, we consolidated nine real estate and real-estate related assets. In addition, we have a noncontrolling, unconsolidated ownership interest in one real estate asset that we account for using the equity method. The following table presents certain information about our consolidated investments as of March 31, 2011:

Property Name	Location	Date Acquired	Approximate Rentable Square Footage or Number of Units and Total Square Feet of Units (unaudited)	Description	Encumbrances	Ownership Interest
1875 Lawrence	Denver, CO	10/28/08	185,000	15-story office building	$20.3 million	100%
PAL Loan	(1)
Palms of Monterey	Fort Myers, FL	5/10/10	408 units / 518,000 square feet	multifamily	19.7 million	90%
Holstenplatz	Hamburg, Germany	6/30/10	80,000	8-story office	11 million	100%
Archibald Business Center	Ontario, CA	8/27/10	231,000	office and industrial warehouse	6.2 million	80%
Parrot's Landing	North Lauderdale, FL	9/17/10	560 units / 519,000 square feet	multifamily	29.4 million	90%
Florida MOB Portfolio	South Florida	10/8/10 and 10/20/10	694,000	medical office	34 million	90%	(2)(3)
Courtyard Kauai at Coconut Beach Hotel	Kauai, HI	10/20/10	311 Rooms(4)	hotel	38 million	80%
Interchange Business Center	San Bernardino, CA	11/23/10	802,000	industrial	18.6 million	80%

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

(3)
The Florida MOB Portfolio consists of nine Medical Office Buildings. We own 90% of each of eight of the buildings. We own 90% of an 88.7% JV interest in the ninth building, Gardens Medical Pavilion.

(4)
The Courtyard Kauai at Coconut Beach Hotel has 311 rooms and approximately 6,200 square feet of meeting space.

8. Investment in Unconsolidated Joint Venture

        The following table presents certain information about our unconsolidated investment as of March 31, 2011 and December 31, 2010.

		Carrying Value of Investment
Property Name	Ownership Interest	March 31, 2011	December 31, 2010
Inland Empire Distribution Center	16.00%	$4,296	$4,428

9. Variable Interest Entities

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

        Our interest in VIEs may be in the form of (1) equity ownership and/or (2) loans provided by us to a VIE, or other partner. We examine specific criteria and use judgment when determining if we are the primary beneficiary of a VIE. Factors considered in determining whether we are the primary

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

9. Variable Interest Entities (Continued)

beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE's executive committee, existence of unilateral kick-out rights or voting rights, level of economic disproportionality between us and the other partner(s), and contracts to purchase assets from VIEs.

  PAL Loan

        On August 14, 2009, we entered into a loan agreement with an unaffiliated third party (borrower) to provide up to $25 million of second lien financing for the privatization of, and improvements to, approximately 3,200 hotel lodging units on ten U.S. Army installations, (the "PAL Loan"). As of March 31, 2011, the full balance of $25 million available under the loan agreement had been advanced and was outstanding and is included in real estate loans receivable on the consolidated balance sheet at March 31, 2011. Based on our evaluation, we have determined that the unaffiliated third party entity meets the criteria of a VIE but that we are not the primary beneficiary because we do not have the power to direct the activities that most significantly affect the entity's economic performance. The power to direct these activities resides with the general partner of the unaffiliated third party. Accordingly, we do not consolidate the unaffiliated third party entity.

        At March 31, 2011 and December 31, 2010, our recorded investment in VIEs that are unconsolidated and our maximum exposure to loss were as follows:

As of March 31, 2011	Investments in Unconsolidated VIEs	Our Maximum Exposure to Loss
PAL Loan(1)	$—	$25,000

As of December 31, 2010	Investments in Unconsolidated VIEs	Our Maximum Exposure to Loss
PAL Loan(1)	$—	$25,000

(1)
We have no equity interest in the PAL Loan VIE. Our maximum exposure to loss consists of the $25 million loan commitment of second lien financing.

10. Real Estate Loan Receivable

        As of March 31, 2011 and December 31, 2010, we had an investment in one real estate loan receivable, the PAL Loan, as described above.

Loan Name	Date Acquired	Property Type	Book Value as of 3/31/2011	Book Value as of 12/31/2010	Annual Effective Interest Rate	Maturity Date
PAL Loan	8/14/2009	Hospitality/Redevelopment	$25,193	$25,202	18%	9/1/2016

        During the three months ended March 31, 2011, we earned $1.2 million in interest income from our real estate loan. During the three months ended March 31, 2010, we earned $1.4 million in interest income from our real estate loans receivable. As of March 31, 2011, there were no outstanding interest payments over 90 days old due to us. We believe that the entire balance of the PAL Loan will be repaid and have therefore not recorded an allowance for loan loss against the loan.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

11. Notes Payable

        The following table sets forth information on our notes payable as of March 31, 2011 and December 31, 2010.

	Notes Payable as of
Description	March 31, 2011	December 31, 2010	Interest Rate	Maturity Date
1875 Lawrence	$20,322	$19,363	30-day LIBOR + 2.5%(1)(2)	12/31/12
Archibald Business Center	6,165	6,100	10%	11/01/13
Interchange Business Center	18,620	18,120	30-day LIBOR + 5%(1)(4)	12/01/13
Holstenplatz	11,033	10,445	3.887%	04/30/15
Courtyard Kauai at Coconut Beach Hotel	38,000	38,000	30-day LIBOR + .95%(1)	11/09/15
Florida MOB Portfolio—Palmetto Building	6,327	6,350	4.55%	01/01/16
Florida MOB Portfolio—Victor Farris Building	12,754	12,800	4.55%	01/01/16
Palms of Monterrey	19,700	19,700	30-day LIBOR + 3.35%(1)(3)	07/01/17
Parrot's Landing	29,376	29,500	4.23%	10/01/17
Florida MOB Portfolio—Gardens Medical Pavilion	14,949	15,000	4.9%	01/01/18

	$177,246	$175,378

(1)
30-day LIBOR was 0.244% at March 31, 2011.

(2)
The loan has a minimum interest rate of 6.25%.

(3)
The loan has a maximum interest rate of 7%.

(4)
The 30-day LIBOR rate is set at a minimum value of 2.5%.

        At March 31, 2011, our notes payable balance was $177.2 million and consisted of the notes payable related to our consolidated properties. We have unconditionally guaranteed payment of the note payable related to 1875 Lawrence for an amount not to exceed the lesser of (i) $11.75 million and (ii) 50% of the total amount advanced under the loan agreement if the aggregate amount advanced is less than $23.5 million. We have guaranteed payment of certain recourse liabilities with respect to certain nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the notes payable related to Palms of Monterrey, Parrot's Landing, and the Courtyard Kauai at Coconut Beach Hotel.

        We are subject to customary affirmative, negative, and financial covenants, representations, warranties and borrowing conditions, all as set forth in the loan agreements. As of March 31, 2011, we believe we were in compliance with the covenants under our loan agreements.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

11. Notes Payable (Continued)

        The following table summarizes our contractual obligations for principal payments as of March 31, 2011:

Year	Amount Due
April 1, 2011 - December 31, 2011	$1,526
2012	21,994
2013	26,960
2014	2,231
2015	50,220
Thereafter	74,315

$177,246

12. Leasing Activity

        Future minimum base rental payments due to us under non-cancelable leases in effect as of March 31, 2011 for our consolidated properties are as follows:

April 1, 2011 - December 31, 2011	$10,593
2012	11,694
2013	9,384
2014	6,503
2015	4,518
Thereafter	8,216

Total	$50,908

        The schedule above does not include rental payments due to us from our multifamily properties, as leases associated with these properties typically are for periods of one year or less. As of March 31, 2011, none of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.

13. Derivative Instruments and Hedging Activities

        We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations. The hedging strategy of entering into interest rate caps and swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.

        In October 2010, we entered into an interest rate cap agreement related to the debt on the Courtyard Kauai at Coconut Beach Hotel, and in November 2010, we entered into an interest rate cap agreement related to our debt on Interchange Business Center.

        Derivative instruments classified as assets were reported at their combined fair values of $0.4 million in prepaid expenses and other assets at both March 31, 2011 and December 31, 2010. During the three months ended March 31, 2011, we recorded an unrealized loss of less than $0.1 million to AOCI in our statement of equity to adjust the carrying amount of the interest rate caps qualifying as hedges at March 31, 2011.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

13. Derivative Instruments and Hedging Activities (Continued)

        The following table summarizes the notional values of our derivative financial instruments. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate, or market risks:

Type / Description	Notional Value	Interest Rate / Strike Rate	Index	Maturity
Cash Flow Hedges
Interest rate cap—Courtyard Kauai at Coconut Beach Hotel	$38,000	3.00% - 6.00%	30-day LIBOR	October 15, 2014
Interest rate cap—Interchange Business Center	$5,000	2.50%	30-day LIBOR	December 1, 2013

        The table below presents the fair value of our derivative financial instruments, as well as their classification on the consolidated balance sheets as of March 31, 2011 and December 31, 2010.

		Asset Derivatives
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value at March 31, 2011	Fair Value at December 31, 2010
Interest rate derivative contracts	Prepaid expenses and other assets	$368	$372

        The table below presents the effect of our derivative financial instruments on the consolidated statements of operations for the period ended March 31, 2011. We had no derivative financial instruments as of March 31, 2010.

Derivatives in Cash Flow Hedging Relationships
Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)
Three Months Ended March 31, 2011
Interest rate derivative contracts	$(4)

14. Commitments and Contingencies

        Our operating leases consist of ground leases on each of eight buildings acquired in connection with the purchase of the Original Florida MOB Portfolio. Each ground lease is for a term of 50 years, with a 25-year extension option. The annual payment for each ground lease increases by 10% every five years. For the period ended March 31, 2011, we incurred $0.1 million in lease expense related to our

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

14. Commitments and Contingencies (Continued)

ground leases. We had no ground lease expense for the three months ended March 31, 2010. Future minimum lease payments for all operating leases from March 31, 2011 are as follows:

April 1, 2011 - December 31, 2011	$220
2012	293
2013	293
2014	293
2015	301
Therafter	21,828

Total	$23,228

15. Distributions

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

        Until proceeds from the Offering are fully invested and generating sufficient operating cash flow to fully fund the payment of distributions to our stockholders, we have paid and will continue to pay some or all of our distributions from sources other than operating cash flow. We may, for example, generate cash to pay distributions from financing activities, components of which may include proceeds from the Offering and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow and investing activities which may include the sale of properties.

        Total distributions of $2.8 million were paid to stockholders during the three months ended March 31, 2011. Distributions funded through the issuance of shares under the DRP during the three months ended March 31, 2011 were $1.9 million. Accordingly, cash amounts distributed to stockholders during the three months ended March 31, 2011 were $0.9 million. The $0.9 million of cash distributions were funded from proceeds from the Offering. Total distributions of $1.9 million were paid to stockholders during the three months ended March 31, 2010. Distributions funded through the issuance of shares under the DRP during the three months ended March 31, 2010 were $1.3 million. Accordingly, cash amounts distributed to stockholders during the three months ended March 31, 2010 were approximately $0.6 million. Cash flows provided by operating activities of $1.2 million provided all of the funding of the cash portion of the distributions.

        The amount by which our distributions paid exceeded our cash flow provided by operating activities has increased due to recent investments in properties that are not yet stabilized. As a result, future distributions declared and paid may continue to exceed cash flow from operating activities until

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

15. Distributions (Continued)

such time as we invest in additional real estate or real estate-related assets at favorable yields and such investments reach stabilization.

        Distributions paid to stockholders are funded through various sources, including cash flow provided by operating activities, proceeds raised as part of our Offering, reinvestment through our DRP and/or additional borrowings. The following summarizes certain information related to the sources of recent distributions:

	March 31,
	2011	2010
Total Distributions Paid	$2,773	$1,864
Principal Sources of Funding:
Distribution Reinvestment Plan	$1,872	$1,333
Cash flow provided by (used in) operating activities	$(412)	$1,170
Cash available at the beginning of the period(1)	$49,375	$67,509

(1)
Represents the cash available at the beginning of the reporting period primarily attributable to excess funds raised from the issuance of common stock and borrowings, after the impact of historical operating activities, other investing and financing activities.

        Distributions for the quarters ended March 31, 2011 and 2010 were as follows:

	Distributions Paid
				Cash Flow Used In Operations	Total Distributions Declared	Declared Distribution Per Share
2011	Cash	Reinvested	Total
1st Quarter	$901	$1,872	$2,773	$(412)	$2,815	$0.123

	Distributions Paid
				Cash Flow Provided by Operations	Total Distributions Declared	Declared Distribution Per Share
2010	Cash	Reinvested	Total
1st Quarter	$531	$1,333	$1,864	$1,170	$1,967	$0.123

        Distributions declared per share assumes the share was issued and outstanding each day during the period. During the three months ended March 31, 2011 and 2010, distributions have been declared at a daily distribution rate of $0.0013699. Each day in 2011 and 2010 was a record date for distributions. On December 15, 2010, the Company's board of directors declared distributions payable to the stockholders of record each day during the months of January, February and March 2011. Distributions payable to each stockholder of record will be paid in cash on or before the 16th day of the following month. On March 25, 2011, the Company's board of directors declared distributions payable to the stockholders of record each day during the months of April, May and June 2011.

16. Related Party Transactions

        The Advisor and certain of its affiliates will receive fees and compensation in connection with the Offering, and in connection with the acquisition, management, and sale of our assets.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

16. Related Party Transactions (Continued)

        Behringer Securities LP ("Behringer Securities"), the dealer-manager and an affiliate of the Advisor, receives commissions of up to 7% of gross offering proceeds. Behringer Securities reallows 100% of selling commissions earned to participating broker-dealers. In addition, we pay Behringer Securities a dealer manager fee of up to 2.5% of gross offering proceeds. Pursuant to separately negotiated agreements, Behringer Securities may reallow a portion of its dealer manager fee in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in the Offering; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts and no more than 0.5% of gross offering proceeds for out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties. Further, in special cases pursuant to separately negotiated agreements and subject to applicable limitations imposed by the Financial Industry Regulatory Authority, Behringer Securities may use a portion of its dealer manager fee to reimburse certain broker-dealers participating in the Offering for technology costs and expenses associated with the Offering and costs and expenses associated with the facilitation of the marketing and ownership of our shares by such broker-dealers' customers. No selling commissions or dealer manager fee will be paid for sales under the DRP. For the three months ended March 31, 2011, Behringer Securities earned selling commissions and dealer manager fees of $0.5 million and $0.2 million, respectively, which were recorded as a reduction to additional paid-in capital. For the three months ended March 31, 2010, Behringer Securities earned selling commissions and dealer manager fees of $1.6 million and $0.6 million, respectively, which were recorded as a reduction to additional paid-in capital.

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

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

16. Related Party Transactions (Continued)

        Since our inception through March 31, 2011, approximately $13.9 million of organization and offering expenses was incurred by the Advisor or its affiliates on our behalf. Of this amount, $3.5 million was written off pursuant to the Amended and Restated Advisory Management Agreement (discussed above), and $7.5 million has been reimbursed by us. The total we are required to remit to the Advisor for organization and offering expenses pursuant to the Amended and Restated Advisory Management Agreement is limited to 1.5% of the gross proceeds raised in the completed primary offering as determined upon completion of the Offering. The Advisor or its affiliates determines the amount of organization and offering expenses owed based on specific invoice identification, as well as an allocation of costs to us and other Behringer Harvard programs, based on respective equity offering results of those entities in offering.

        The Advisor or its affiliates will also receive acquisition and advisory fees of 2.5% of the amount paid and/or budgeted in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to these assets. The Advisor and its affiliates will also receive acquisition and advisory fees of 2.5% of the funds advanced in respect of a loan or other investment. We incurred acquisition and advisory fees payable to the Advisor of $0.1 million for the three months ended March 31, 2011. We incurred no acquisition and advisory fees payable to the Advisor for the three months ended March 31, 2010.

        The Advisor or its affiliates also receive an acquisition expense reimbursement in the amount of 0.25% of (i) the funds paid for purchasing an asset, including any debt attributable to the asset, (ii) the funds budgeted for development, construction, or improvement in the case of assets that we acquire and intend to develop, construct, or improve, and (iii) the funds advanced in respect of a loan or other investment. In addition, to the extent the Advisor or its affiliates directly provide services formerly provided or usually provided by third parties, including, without limitation, accounting services related to the preparation of audits required by the SEC, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a completed investment, the direct employee costs and burden to the Advisor of providing these services will be acquisition expenses for which we will reimburse the Advisor. We also pay third parties, or reimburse the Advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder's fees, title insurance, premium expenses, and other closing costs. In addition, acquisition expenses for which we will reimburse the Advisor, include any payments made to (i) a prospective seller of an asset, (ii) an agent of a prospective seller of an asset, or (iii) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset. Except as described above with respect to services customarily or previously provided by third parties, the Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent that they are dedicated to making investments for us, such as wages and benefits of the investment personnel. The Advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the Advisor or its affiliates incur that are due to third parties or related to the additional services provided by the Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. For the three months ended March 31, 2011, we incurred acquisition expense

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

16. Related Party Transactions (Continued)

reimbursements of less than $0.1 million. We incurred no acquisition expense reimbursements for the three months ended March 31, 2010.

        We pay the Advisor or its affiliates a debt financing fee of 1% of the amount available under any loan or line of credit made available to us. It is anticipated that the Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. We incurred no debt financing fees for the three months ended March 31, 2011 or 2010.

        We pay the Advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties. We incurred no such fees for the three months ended March 31, 2011 or 2010.

        We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity II Management Services, LLC ("BHO II Management"), or its affiliates, fees for the management, leasing, and construction supervision of our properties. Property management fees are 4.5% of the gross revenues of the properties managed by BHO II Management or its affiliates plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property. In the event that we contract directly with a third-party property manager in respect of a property, BHO II Management or its affiliates receives an oversight fee equal to 0.5% of the gross revenues of the property managed. In no event will BHO II Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property. In the event we own a property through a joint venture that does not pay BHO II Management directly for its services, we will pay BHO II Management a management fee or oversight fee, as applicable, based only on our economic interest in the property. We incurred and expensed property management fees or oversight fees to BHO II Management of approximately $0.1 million for each of the three months ended March 31, 2011 and 2010, respectively.

        We pay the Advisor or its affiliates a monthly asset management fee of one-twelfth of 1.0% of the sum of the higher of the cost or value of each asset. For the three months ended March 31, 2011 and 2010, we expensed $0.6 million and $0.2 million, respectively, of asset management fees.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

16. Related Party Transactions (Continued)

        We reimburse the Advisor or its affiliates for all expenses paid or incurred by the Advisor in connection with the services provided to us, subject to the limitation that we will not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2% of our average invested assets, or (B) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period. Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the three months ended March 31, 2011 and 2010, we incurred and expensed such costs for administrative services totaling $0.2 million and $0.1 million, respectively.

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

17. Supplemental Cash Flow Information

        Supplemental cash flow information is summarized below:

	2011	2010
Interest paid, net of amounts capitalized	$1,855	$289
Non-cash investing activities:
Capital expenditures for real estate in accounts payable	$543	$—
Capital expenditures for real estate in accrued liabilities	$510	$—
Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$1,872	$1,333
Accrued dividends payable	$982	$710
Offering costs payable to related parties	$23	$262
Redemption of stock in accrued liabilities	$541	$—

18. Subsequent Event

        On April 25, 2011 we, through a joint venture, acquired a 1,128-bed student housing portfolio located in Athens, Georgia for approximately $32.8 million, excluding closing costs, from an unaffiliated third party. Our ownership interest in the joint venture is 85%. In connection with the purchase, the joint venture entered two mortgage loan agreements with an unaffiliated third party for $17.7 million and $7.5 million secured by the student housing portfolio. The loans bear interest at 5.26% per annum and require monthly interest only payments through May 2013, followed by monthly principal and interest payments with principal calculated using an amortization term of 30 years. The loans mature on May 1, 2018 and may be prepaid in whole but not in part subject to a prepayment premium if repayment is made prior to November 2017.

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

        These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A, "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2011 and the factors described below:

  •
  no trading market for our shares exists, and we can provide no assurance that one will ever develop;

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

Executive Overview

        We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic basis. In particular, we focus generally on acquiring commercial properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. In addition, given current economic conditions, our opportunistic investment strategy may also include investments in loans secured by or related to real estate at more attractive rates of current return than have been available for some time. Such loan investments may have capital gain characteristics, whether as a result of a discounted purchase or related equity participations. We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties. These properties may be existing, income-producing properties, newly constructed properties or properties under development or construction. They may include multifamily properties purchased for conversion into condominiums or single-tenant properties that may be converted for multi-tenant use. We may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. Further, we may originate or invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans, and Section 1031 tenant-in-common interests (including those issued by affiliates of our Advisor), or in entities that make investments similar to the foregoing. We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on current market conditions.

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

        On September 13, 2010, we filed another Registration Statement on Form S-11 with the SEC to register a follow-on public offering. Pursuant to the follow-on Registration Statement, we propose to register 50,000,000 shares of our common stock at a price of $10.00 per share in our primary offering, with discounts available to investors who purchase more than 50,000 shares and to other categories of purchasers. We will also register 25,000,000 shares of common stock pursuant to our distribution reinvestment plan at $9.50 per share. The follow-on public offering has not yet been declared effective.

Market Outlook

        Adverse economic conditions and changes in the credit markets continue to impact our business, results of operations and financial condition. Our strategy of repositioning our acquired properties for short-term capital appreciation is dependent upon a number of market variables.

        As an owner of office and industrial real estate properties, the majority of our income and cash flow is derived from rental revenue received pursuant to tenant leases for space at our properties. Our earnings are negatively impacted by a deterioration of our rental revenue, which has occurred as a result of: (1) a decline in occupancy since late 2008; (2) a decrease in rental rates for new leases from the terms of in-place leases; (3) tenant concessions; and (4) tenant defaults. Over the past several months there has been some improvement in fundamental benchmarks such as occupancy, rental rates and pricing. Continued improvement in these fundamentals is dependent upon sustained economic growth. Occupancy and rental rate stabilization will vary by market and property type.

        The hospitality industry is beginning to see early signs of a recovering economy. Smith Travel Research indicates that the national overall occupancy rate for hospitality properties in the United States rose from 50.6% in the fourth quarter of 2009 to 54.9% in the first quarter of 2011. The national overall Average Daily Rate ("ADR") has also risen, from $95.79 in the fourth quarter of 2009 to $99.37 in the first quarter of 2011. This positive growth in the hospitality industry is expected to continue.

        Increased renter demand and lack of higher quality new multifamily communities continue to provide the basis for favorable multifamily fundamentals. Analyst reports and surveys indicate improved traffic, occupancy gains and increased rental rates over expiring rents, both for new leases and renewals. Since high quality multifamily development can take 18 to 36 months to entitle, permit and construct, we believe there should be a window of limited supply that would keep these favorable fundamentals in place for the short term. We do see evidence of increased permitting for multifamily development, so depending on available financing, we would expect development activity to accelerate over the next couple of years.

Liquidity and Capital Resources

        Our principal demands for funds will be for the (a) acquisition of real estate and real estate-related assets, (b) payment of operating expenses, (c) payment of distributions and redemptions, and (d) payment of interest on our outstanding indebtedness. Generally, we expect to meet cash needs for the payment of operating expenses and interest on our outstanding indebtedness from our cash flow from operations. To the extent that our cash flow from operations is not sufficient to cover our operating expenses, interest on our outstanding indebtedness, redemptions or distributions, we expect to use proceeds from the Offering and borrowings to fund such needs.

        We continually evaluate our liquidity and ability to fund future operations and debt obligations. As part of those analyses, we consider lease expirations and other factors. As a normal course of business, we are pursuing renewals, extensions and new leases. If we are unable to renew or extend the expiring leases under similar terms or are unable to negotiate new leases, it would negatively impact our liquidity and adversely affect our ability to fund our ongoing operations.

  Portfolio Lease Expirations

        The following table presents lease expirations at our consolidated office and industrial properties as of March 31, 2011 ($ in thousands):

Year of Expiration	Number of Leases Expiring	Annualized Base Rent(1)	Percent of Portfolio Annualized Base Rent Expiring	Leased Rentable Sq. Ft.	Percent of Portfolio Rentable Sq. Ft. Expiring
2011	47	$3,115	20%	353,969	33%
2012	57	2,508	16%	124,299	12%
2013	39	2,401	15%	187,351	18%
2014	31	2,872	18%	187,046	17%
2015	33	1,951	12%	89,348	8%
Thereafter	18	3,036	19%	130,664	12%

Total	225	$15,883	100%	1,072,677	100%

(1)
Represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to the expiration multiplied by 12, without consideration of tenant contraction or termination rights. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

  Geographic Diversification

        The following table and chart show the geographic diversification of our real estate portfolio for those properties we consolidate on our financial statements as of March 31, 2011 ($ in thousands):

Location	2011 Base Rent(1)(2)	Percentage of 2011 Base Rent
Florida	$5,136	64%
Colorado	745	9%
Hawaii	1,638	20%
California	397	5%
International	261	2%

	$8,177	100%

(1)
As of March 31, 2011, no single tenant represented more than 10% of our revenues. As an opportunistic fund, we utilize a business model driven by investment strategy and expected performance characteristics. Accordingly, we have investments in several types of real estate, including office, hotel, multifamily, industrial, condominium and land held for development.

(2)
Base Rent represents contractual base rental income of our office and industrial properties, as well as revenue from our multifamily and hotel properties, excluding tenant reimbursements, without consideration of tenant contraction or termination rights.

  Tenant Industry Diversification

        The following table and chart show the tenant industry diversification of our real estate portfolio for those office and industrial properties we consolidate on our financial statements as of March 31, 2011. In addition, prior to March 31, 2011, we entered into a lease agreement with a computers and office equipment tenant to lease 100% of our unconsolidated industrial property, Inland Empire Distribution Center.

Industry Code	Leases at March 31, 2011	Percentage of March 31, 2011 Leases
Health Care & Social Assistance	$191	85%
Professional, Scientific & Technical Services	10	4%
Retail Trade	8	4%
Education Services	4	2%
Real Estate & Rental & Leasing	3	1%
Transportation and Warehousing	3	1%
All Other	6	3%

	$225	100%

        We expect to fund our short-term liquidity requirements by using the net proceeds from the Offering and cash flow from the operations of investments we acquire. Operating cash flows are expected to increase as additional real estate assets are added to the portfolio and our existing portfolio stabilizes. For both our short-term and long-term liquidity requirements, other potential future sources of capital may include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of our investments, if and when any are sold, and undistributed funds from operations or cash flow. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

        Our Advisor may, but is not required to, establish capital reserves from net offering proceeds cash flow generated by operating properties and other investments, or non-liquidating net sale proceeds from the sale of our properties and other investments. Capital reserves are typically utilized for non-operating expenses such as tenant improvements, leasing commissions and major capital expenditures. Alternatively, a lender may require its own formula for escrow of capital reserves.

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

        Although commercial real estate debt markets remain restricted, lending volume has increased year-over year and secondary market debt is once again available for certain asset classes on a limited basis. While many lenders continue to demand higher credit spreads, interest rates remain at historically low levels and debt is generally more available than in 2009.

        Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions, developments and investments. This may result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders at current levels. In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which in turn: (i) leads to a decline in real estate values generally; (ii) slows real estate transaction activity; (iii) reduces the loan to value ratio upon which lenders are willing to extend debt; and (iv) results in difficulty in refinancing debt as it becomes due, all of which may reasonably be expected to have a material adverse impact on the value of real estate investments and the revenues, income or cash flow from the operations of real properties and mortgage loans. In addition, the current state of the debt markets has negatively impacted our ability to raise equity capital.

  Debt Financings

        We may, from time to time, make mortgage, bridge or mezzanine loans and other loans for acquisitions and investments, as well as property development. We may obtain financing at the time an asset is acquired or an investment is made or at such later time as determined to be necessary, depending on multiple factors.

        At March 31, 2011, our notes payable balance was $177.2 million. We have unconditionally guaranteed payment of the note payable related to 1875 Lawrence for an amount not to exceed the lesser of (i) $11.75 million and (ii) 50% of the total amount advanced under the loan agreement if the aggregate amount advanced is less than $23.5 million. We have guaranteed payment of certain recourse liabilities with respect to certain nonrecourse carveouts as set forth in the Guaranties in favor of the unaffiliated lenders with respect to the notes payable related to Palms of Monterrey, Parrot's Landing, and the Courtyard Kauai at Coconut Beach Hotel. As of March 31, 2011, our outstanding balance on the notes related to these properties is $107.4 million. As of December 31, 2010, our outstanding note payable balance was $175.4 million.

        Our loan agreements stipulate that we comply with certain reporting and financial covenants. These covenants include, among other things, maintaining minimum debt service coverage ratios and liquidity. As of March 31, 2011, we believe we were in compliance with the debt covenants under our loan agreements.

        One of our principal long-term liquidity requirements includes the repayment of maturing debt. The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of March 31, 2011. The table does not represent any extension options ($ in thousands).

	Payments Due by Period
	April 1, 2011 - December 31, 2011	2012	2013	2014	2015	Thereafter	Total
Principal payments—variable rate debt	$235	$20,233	$18,986	$378	$38,392	$18,419	$96,643
Principal payments—fixed rate debt	1,291	1,761	7,974	1,853	11,828	55,896	80,603
Interest payments—variable rate debt (based on rates in effect as of March 31, 2011)	2,919	3,969	2,582	1,152	1,110	1,044	12,776
Interest payments—fixed rate debt	2,951	3,858	3,714	3,057	2,738	3,280	19,598
Operating leases(1)	220	293	293	293	301	21,828	23,228

Total	$7,616	$30,114	$33,549	$6,733	$54,369	$100,467	$232,848

(1)
Our operating leases consist of ground leases on each of eight buildings acquired in connection with the purchase of the Florida MOB Portfolio. Each ground lease is for a term of 50 years, with a 25-year extension option. The annual payment for each ground lease increases by 10% every five years.

  Joint Venture Indebtedness

        As of March 31, 2011, we have a noncontrolling, unconsolidated net 16% ownership interest in a joint venture that owns Inland Empire Distribution Center. We exercise significant influence over, but do not control this entity. Therefore it is presently accounted for using the equity method of accounting. As of March 31, 2011, the aggregate debt held by unrelated parties, including both our and our partners' share, secured by Inland Empire Distribution Center was approximately $28.7 million.

        The table below summarizes the outstanding debt of Inland Empire Distribution Center as of March 31, 2011 ($ in thousands).

Property	Venture Ownership %	Interest Rate (as of March 31, 2011)	Carrying Amount	Maturity Date
Inland Empire Distribution Center	16%	3.26%	$28,664	August 10, 2012	(1)

(1)
The note contains three one-year options to extend the maturity date upon meeting certain conditions.

Results of Operations

        As of March 31, 2011, we had ten real estate and real estate-related assets, nine of which were consolidated in our consolidated balance sheet:

  •
  1875 Lawrence, an office building located in Denver, Colorado;

  •
  PAL Loan, a real estate loan receivable to provide up to $25 million of second lien financing for the privatization of, and improvements to, approximately 3,200 hotel lodging units on ten U.S. Army installations;

  •
  Palms of Monterrey, a 90% interest in a multifamily complex located in Fort Myers, Florida in which we acquired a fee simple interest on May 10, 2010. Prior to May 10, 2010, we were the holder of a 90% interest in a promissory note secured by a first lien mortgage on the property;

  •
  Holstenplatz, an office building located in Hamburg, Germany;

  •
  Archibald Business Center, an 80% interest in a corporate headquarters and industrial warehouse facility located in Ontario, California;

  •
  Parrot's Landing, a 90% interest in a multifamily complex located in North Lauderdale, Florida:

  •
  Florida MOB Portfolio, an approximate 90% interest in a portfolio of nine medical office buildings located in south Florida;

  •
  Courtyard Kauai at Coconut Beach Hotel, an 80% interest in an oceanfront hotel located at Waipouli Beach on the island of Kauai in Hawaii; and

  •
  Interchange Business Center, an 80% interest in a four-building Class A industrial property located in San Bernardino, California.

        In addition, we had a noncontrolling, unconsolidated, a net 16% interest in a two-building industrial warehouse complex, Inland Empire Distribution Center, in San Bernardino, California that is accounted for using the equity method of accounting.

        As of March 31, 2010, we had invested in four real estate and real estate-related assets, three of which were consolidated in our consolidated financial statements:

  •
  1875 Lawrence, an office building located in Denver, Colorado;

  •
  PAL Loan, a real estate loan receivable to provide up to $25 million of second lien financing for the privatization of and improvements to, approximately 3,200 hotel lodging units on ten U.S. Army installations; and

  •
  Palms of Monterrey, a 90% interest in a promissory note secured by a first lien mortgage on a multifamily complex located in Fort Myers, Florida. We acquired a fee simple interest in the property on May 10, 2010.

        In addition, we had a noncontrolling, unconsolidated 9.99% interest in a multifamily property, Stone Creek, in Killeen, Texas that we accounted for using the equity method of accounting. We sold this property to an unaffiliated third party on August 30, 2010.

Three months ended March 31, 2011 as compared to the three months ended March 31, 2010 ($ in thousands).

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010	Amount	Percent
Revenues:
Rental revenue	$7,801	$1,312	$6,489	495%
Hotel revenue	1,638	—	1,638	n/a
Interest income from real estate loans receivable	1,225	1,376	(151)	-11%

Total revenue	$10,664	$2,688	$7,976	297%

Expenses:
Property operating expenses	$4,653	$330	$4,323	1310%
Interest expense	2,233	322	1,911	593%
Real estate taxes	1,182	160	1,022	639%
Property management fees	329	47	282	600%
Asset management fees	623	186	437	235%
General and administrative	478	382	96	25%
Acquisition expense	345	48	297	619%
Depreciation and amortization	4,167	557	3,610	648%

Total expenses	$14,010	$2,032	$11,978	589%

        Revenues.    Revenues for the three months ended March 31, 2011 were $10.7 million, an increase of $8 million from March 31, 2010. The change in revenue is primarily due to:

  •
  an increase in rental revenue of $6.5 million due to the acquisition of our newly consolidated properties in the second, third and fourth quarters of 2010; and

  •
  hotel revenue of $1.6 million due to the acquisition of the Courtyard Kauai at Coconut Beach Hotel in October 2010. We had no hotel revenue for the first quarter of 2010.

        We expect increases in rental revenue in the future as we realize the full year effect of our real estate assets purchased in 2010 and as we purchase additional real estate properties.

        Property Operating Expenses.    Property operating expenses for the three months ended March 31, 2011 were $4.7 million and were comprised of operating expenses for the nine properties we consolidated. For the three months ended March 31, 2010, property operating expenses were $0.3 million and were comprised of operating expenses for our 1875 Lawrence property. We expect property operating expenses to increase in the future as we realize the full year effect of our 2010 acquisitions and as we continue building our portfolio of real estate assets.

        Interest Expense.    Interest expense for the three months ended March 31, 2011 was $2.2 million as compared to $0.3 million for the three months ended March 31, 2010. As of March 31, 2011, our notes payable balance was $177.2 million as compared to a notes payable balance of $18.5 million at March 31, 2010.

        Real Estate Taxes.    Real estate taxes for the three months ended March 31, 2011 were $1.2 million related to our 1875 Lawrence property and our 2010 acquisitions. Real estate taxes for the three months ended March 31, 2010 were $0.2 million related to our 1875 Lawrence property.

        Property Management Fees.    Property management fees for the three months ended March 31, 2011 were $0.3 million, related to our consolidated properties. Property management fees for the three months ended March 31, 2010 were less than $0.1 million related to our 1875 Lawrence property.

        Asset Management Fees.    Asset management fees for the three months ended March 31, 2011 were $0.6 million and consisted of asset management fees related to 1875 Lawrence, the PAL Loan and the properties that we acquired in 2010. Asset management fees for the three months ended March 31, 2010 were $0.2 million and consisted primarily of asset management fees for 1875 Lawrence, the PAL Loan, and the Palms of Monterrey note receivable.

        General and Administrative Expenses.    General and administrative expenses for the three months ended March 31, 2011 were $0.5 million, as compared to $0.4 million for the three months ended March 31, 2010 and were comprised of auditing fees, legal fees, board of directors' fees and other administrative expenses.

        Depreciation and Amortization Expense.    Depreciation and amortization expense for the three months ended March 31, 2011 was $4.2 million and was comprised of depreciation and amortization expense related to our consolidated properties. Depreciation and amortization expense for the three months ended March 31, 2010 was $0.6 million and was comprised of depreciation and amortization related to our 1875 Lawrence property.

Cash Flow Analysis

        Cash used in operating activities for the three months ended March 31, 2011 was $0.4 million, and was comprised of the net loss of $3.4 million, adjusted for depreciation and amortization, including amortization of deferred financing fees of $4.3 million, equity in losses of our unconsolidated joint venture of $0.2 million, offset by cash used for working capital and other operating activities of approximately $1.5 million. Cash provided by operating activities for the three months ended March 31, 2010 was $1.2 million, and was comprised of net income of $0.8 million, adjusted for depreciation and amortization including amortization of deferred financing fees of $0.3 million and cash provided by working capital and other items of $0.1 million.

        Cash used in investing activities for the three months ended March 31, 2011 was $0.2 million, and was comprised of cash used for additions of property and equipment, acquisition deposits and investments totaling approximately $1.6 million, offset by a decrease in restricted cash of $1.4 million. Cash used in investing activities for the three months ended March 31, 2010 was $0.3 million and was comprised of additions of property and equipment at 1875 Lawrence of $0.2 million and other activity of less than $0.1 million.

        Cash provided by financing activities for the three months ended March 31, 2011 was $8 million, and was comprised of proceeds from notes payable, net of payments and financing costs, of $1.2 million, the issuance of common stock, net of offering costs, of $7.2 million, cash distributions to our shareholders of $0.9 million and net contributions from non-controlling interest holders of $0.5 million. Cash provided by financing activities for the three months ended March 31, 2010 was $19.6 million, and was comprised of the issuance of common stock, net of redemptions and offering costs, of $20.2 million offset by distributions to our shareholders and noncontrolling interest holders of $0.5 million and $0.1 million, respectively.

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

        FFO should not be considered as an alternative to net income (loss), as an indication of our liquidity, or as an indication of funds available to fund our cash needs, including our ability to make distributions and should be reviewed in connection with other GAAP measurements.

        Our calculation of FFO for the three months ended March 31, 2011 and 2010 is presented below ($ in thousands except per share amounts):

	Three Months Ended March 31,
	2011	2010
Net income (loss)	$(3,436)	$759
Net loss (income) attributable to noncontrolling interest	469	(72)
Adjustments for:
Real estate depreciation and amortization(1)	3,758	581

Funds from operations (FFO)	$791	$1,268

GAAP weighted average shares:
Basic and diluted	22,824	15,937
FFO per share	$0.03	$0.08

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

  •
  Straight-line rental revenue of $0.1 million and less than $0.1 million was recognized for the three months ended March 31, 2011 and 2010, respectively. The noncontrolling interest portion of straight-line rental revenue for the three months ended March 31, 2011 was less than $0.1 million. There was no noncontrolling interest portion of straight-line rental revenue for the three months ended March 31, 2010.

  •
  Net above/below market lease amortization of $0.2 million was recognized as an increase to rental revenue for each of the three months ended March 31, 2011 and 2010, respectively. The noncontrolling interest portion of net above/below market lease amortization for the three months ended March 31, 2011 was less than $0.1 million. There was no noncontrolling interest portion of net above/below market lease amortization for the three months ended March 31, 2010.

  •
  We incurred acquisition expense of $0.3 million and less than $0.1 million for the three months ended March 31, 2011 and 2010, respectively.

  •
  Amortization of deferred financing costs of $0.3 million and less than $0.1 million was recognized as interest expense for our notes payable for the three months ended March 31, 2011 and 2010, respectively.

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

        Until proceeds from the Offering are fully invested and generating sufficient operating cash flow to fully fund the payment of distributions to our stockholders, we have paid and will continue to pay some or all of our distributions from sources other than operating cash flow. We may, for example, generate cash to pay distributions from financing activities, components of which may include proceeds from the Offering and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow and investing activities which may include the sale of properties.

        Total distributions of $2.8 million were paid to stockholders during the three months ended March 31, 2011. Distributions funded through the issuance of shares under the DRP during the three months ended March 31, 2011 were $1.9 million. Accordingly, cash amounts distributed to stockholders during the three months ended March 31, 2011 were $0.9 million. Cash flows used in operations for the three months ended March 31, 2011 was $0.7 million. The cash amounts distributed to stockholders were funded from proceeds from the Offering. Total distributions of $1.9 million were paid to stockholders during the three months ended March 31, 2010. Distributions funded through the issuance of shares under the DRP during the three months ended March 31, 2010 were $1.3 million. Accordingly, cash amounts distributed to stockholders during the three months ended March 31, 2010 were approximately $0.6 million. Cash flows provided by operating activities of $1.2 million provided all of the funding of the cash portion of the distributions.

        The amount by which our distributions paid exceeded our cash flow from operating activities has increased due to recent investments in properties that are not yet stabilized. As a result, future distributions declared and paid may continue to exceed cash flow provided by operating activities until such time that we invest in additional real estate or real estate-related assets at favorable yields and our investments reach stabilization.

        Distributions paid to stockholders are funded through various sources, including cash flow provided by operating activities, proceeds raised from our Offering, reinvestment through our DRP, and/or additional borrowings. The following summarizes certain information related to the sources of recent distributions (amounts in thousands):

	March 31,
	2011	2010
Total Distributions Paid	$2,773	$1,864
Principal Sources of Funding:
Distribution Reinvestment Plan	$1,872	$1,333
Cash flow provided by (used in) operating activities	$(412)	$1,170
Cash available at the beginning of the period(1)	$49,375	$67,509

(1)
Represents the cash available at the beginning of the reporting period primarily attributable to excess funds raised from the issuance of common stock and borrowings, after the impact of historical operating activities, other investing and financing activities.

        The following are the distributions paid and declared as of March 31, 2011 and 2010 ($ in thousands except per share amounts).

	Distributions Paid
				Cash Flow Used In Operations	Total Distributions Declared	Declared Distribution Per Share
2011	Cash	Reinvested	Total
1st Quarter	$901	$1,872	$2,773	$(412)	$2,815	$0.123

	Distributions Paid
				Cash Flow Provided by Operations	Total Distributions Declared	Declared Distribution Per Share
2010	Cash	Reinvested	Total
1st Quarter	$531	$1,333	$1,864	$1,170	$1,967	$0.123

        Distributions declared per share assumes the share was issued and outstanding each day during the period. During the three months ended March 31, 2011 and 2010, distributions have been declared at a daily distribution rate of $0.0013699. Each day during the first quarters of 2011 and 2010 was a record date for distributions. On December 15, 2010, our board of directors declared distributions payable to the stockholders of record each day during the months of January, February and March 2011. As they are declared, distributions payable to each stockholder of record will be paid in cash on or before the 16th day of the following month. On March 25, 2011, our board of directors declared distributions payable to the stockholders of record each day during the months of April, May and June 2011.

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

Critical Accounting Policies and Estimates

        Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including investment impairment. These estimates are based on management's historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

  Real Estate

        Upon the acquisition of real estate properties, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their respective fair values. The acquisition date is the date on which we obtain control of the real estate property. The assets acquired and liabilities assumed may consist of buildings, any assumed debt, identified intangible assets and asset retirement obligations. Identified intangible assets generally consist of the above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships. Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired. Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired. Acquisition-related costs are expensed in the period incurred.

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

        The total value of identified real estate intangible assets acquired is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with that respective tenant. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces, considering current market conditions. In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance and other operating expenses, as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred had the leases not been in place, including tenant improvements and commissions. The estimates of the fair value of tenant relationships also include costs to execute similar leases, including leasing commissions, legal costs and tenant improvements, as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

        In addition, we evaluate our investments in real estate loans receivable each reporting date. If it is probable we will not collect all principal and interest in accordance with the terms of the loan, we will record an impairment charge based on these evaluations. While we believe it is currently probable we will collect all scheduled principal and interest with respect to our real estate loans receivable, current market conditions with respect to credit availability and with respect to real estate market fundamentals create a significant amount of uncertainty. Given this uncertainty, any future adverse development in market conditions may cause us to re-evaluate our conclusions and could result in material impairment charges with respect to our real estate loans receivable.

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

        We believe the carrying value of our operating real estate and loan investments is currently recoverable. Accordingly, there were no impairment charges for the three months ended March 31, 2011 or 2010. However, if market conditions worsen beyond our current expectations, or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments. Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

  Foreign Currency Exchange Risk

        We maintain approximately $0.2 million in Euro-denominated accounts at European financial institutions. Accordingly, we are not materially exposed to any significant foreign currency fluctuations related to these accounts.

  Interest Rate Risk

        We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our management's objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt. Of our $177.2 million in notes payable at March 31, 2011, $96.6 million represented debt subject to variable interest rates, of which $38.9 million is subject to minimum interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.4 million.

        Interest rate fluctuations generally will not affect our future earnings or cash flows on our fixed rate real estate loan receivable, the PAL Loan, unless it matures or is otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instrument. As we expect to hold the PAL Loan to maturity and the amounts due under the loan would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates would have a significant impact on the cash flows of our fixed rate real estate loan receivable.

        The PAL Loan has a maturity date of September 1, 2016 and accrues interest at 18% per annum. The PAL Loan is subject to market risk to the extent that the stated interest rate varies from current market rates for loans made under similar terms.

        Interest rate caps classified as assets were reported at their combined fair value of $0.4 million within prepaid expenses and other assets at March 31, 2011. A 100 basis point decrease in interest rates would result in a $0.3 million net decrease in the fair value of our interest rate caps. A 100 basis point increase in interest rates would result in a $0.6 million net increase in the fair value of our interest rate caps.

Item 4.    Controls and Procedures.

  Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of March 31, 2011, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

  Changes in Internal Control over Financial Reporting

        There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings.

        We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.    Risk Factors.

        There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

        On January 4, 2008, our Registration Statement on Form S-11 (File No. 333-140887), covering a public offering of up to 125,000,000 shares of common stock, was declared effective under the Securities Act (the "Offering"). The Offering commenced on January 21, 2008 and is ongoing. We expect to sell the shares offered in the Offering through July 3, 2011.

        We are offering a maximum of 100,000,000 shares in our primary offering component of the Offering for an aggregate offering price of up to $1 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 25,000,000 shares offered under the DRP component of the Offering are being offered at an aggregate offering price of $237.5 million, or $9.50 per share. We may reallocate the shares of common stock being offered between the primary and DRP components of the Offering. Behringer Securities LP, an affiliate of our Advisor, is the dealer manager of our Offering.

        As of March 31, 2011, we had sold an aggregate 22,337,981 shares from the primary offering component of the Offering on a best efforts basis for gross offering proceeds of approximately of $223 million. In addition, as of March 31, 2011, we had sold an aggregate of 1,251,918 shares from the DRP for gross offering proceeds of $11.9 million.

        From the commencement of the Offering through March 31, 2011, we incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the primary offering component of the Offering ($ in thousands):

Type of Expense	Amount
Other expenses to affiliates(1)	$28,362
Other expenses to non-affiliates	—

Total expenses	$28,362

(1)
"Other expenses to affiliates" includes commissions, dealer manager fees and organizational and offering expenses paid to Behringer Securities or our advisor, which reallowed all or a portion of the commissions and fees to soliciting dealers.

        From the commencement of the Offering through March 31, 2011, the net offering proceeds to us from the primary offering component of the Offering, after deducting the total expenses incurred described above, were $194.6 million. From the commencement of the Offering through March 31, 2011, we had used $168.4 million of such net proceeds to purchase interests in real estate (net of acquisition date debt) and real estate-related investments. Of the amount used for the purchase of these investments, $7.5 million was paid to the Advisor as acquisition and advisory fees and acquisition expense reimbursement.

        No commissions, dealer manager fees or organizational or offering expenses are paid with respect to the DRP component of the Offering. Therefore, from commencement of the Offering through March 31, 2011, the net offering proceeds to us from the DRP component of the Offering were $11.9 million, which were used primarily to fund cash distributions and redemptions under our share redemption program.

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

        For the three months ended March 31, 2011 our board of directors redeemed all 37 redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 345,923 shares redeemed since inception. During the first quarter ended March 31, 2011, we redeemed shares as follows:

2011	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
January	—	$—	—
February	58,866	$9.20	58,866		(1)
March	—	$—	—

	58,866	$9.20	58,866		(1)

(1)
A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Removed and Reserved

Item 5.    Other Information.

        None.

Item 6.    Exhibits.

        The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.
Dated: May 16, 2011	By:	/s/ KYMBERLYN K. JANNEY Kymberlyn K. Janney Chief Financial Officer and Treasurer Principal Financial Officer

Index to Exhibits

Exhibit Number		Description
3.1		Second Articles of Amendment and Restatement as amended by the First Articles of Amendment and the Second Articles of Amendment (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on November 14, 2008)

3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K filed on March 30, 2010)

3.2	(a)	Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(a) to Form 10-K filed on March 30, 2010)

4.1		Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 10 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887)

4.2		Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 10 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887)

4.3		Amended and Restated Automatic Purchase Plan (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 10 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887)

4.4		Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.2 to Form 10-Q filed on November 12, 2009)

4.5		Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-11, Commission File No. 333-140887)

31.1	*	Rule 13a-14(a)/15d-14(a) Certification

31.2	*	Rule 13a-14(a)/15d-14(a) Certification

32.1	*	Section 1350 Certification**

32.2	*	Section 1350 Certification**

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