Form 10-Q
period 2011-06-30
Behringer Harvard Opportunity REIT II, Inc.
filed 2011-08-15
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 29, 2011, Behringer Harvard Opportunity REIT II, Inc. had 24,446,380 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

FORM 10-Q

Quarter Ended June 30, 2011

PART I

FINANCIAL INFORMATION

Item 1.            Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Balance Sheets

(in thousands, except shares)

(unaudited)

	June 30,	December 31,
	2011	2010
Assets
Real estate
Land and improvements, net	$81,363	$75,032
Buildings and improvements, net	198,956	175,302
Real estate under development	4,837	314
Total real estate	285,156	250,648

Real estate loan receivable, net	25,184	25,202
Total real estate and real estate-related investments, net	310,340	275,850

Cash and cash equivalents	54,608	49,375
Restricted cash	9,020	10,891
Accounts receivable, net	1,432	1,202
Interest receivable-real estate loan receivable	3,474	2,227
Prepaid expenses and other assets	1,417	1,283
Investment in unconsolidated joint venture	4,119	4,428
Furniture, fixtures and equipment, net	6,896	6,812
Deferred financing fees, net	4,462	4,273
Lease intangibles, net	8,930	11,138
Total assets	$404,698	$367,479

Liabilities and Equity
Notes payable	$203,116	$175,378
Accounts payable	2,830	1,605
Payables to related parties	374	526
Acquired below-market leases, net	1,604	2,090
Distributions payable	995	940
Accrued and other liabilities	5,572	4,729
Total liabilities	214,491	185,268

Commitments and contingencies

Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 24,347,428 and 22,329,502 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	2	2
Additional paid-in capital	213,586	195,149
Accumulated distributions and net loss	(35,912)	(23,883)
Accumulated other comprehensive income	472	410
Total Behringer Harvard Opportunity REIT II, Inc. equity	178,148	171,678
Noncontrolling interest	12,059	10,533
Total equity	190,207	182,211
Total liabilities and equity	$404,698	$367,479

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues
Rental revenue	$8,968	$1,885	$16,769	$3,197
Hotel revenue	1,353	—	2,991	—
Interest income from real estate loan receivable	1,257	1,208	2,482	2,584

Total revenues	11,578	3,093	22,242	5,781

Expenses:
Property operating expenses	4,897	589	9,550	919
Interest expense	2,430	375	4,663	697
Real estate taxes	1,255	200	2,437	360
Property management fees	401	63	730	110
Asset management fees	781	205	1,404	391
General and administrative	576	475	1,054	856
Acquisition expense	1,109	1,397	1,454	1,446
Depreciation and amortization	3,734	1,101	7,901	1,658
Total expenses	15,183	4,405	29,193	6,437

Interest income, net	25	147	87	257
Bargain purchase gain	—	5,492	—	5,492
Other expense	—	(138)	—	(138)

Income (loss) before equity in losses of unconsolidated joint ventures and noncontrolling interest	(3,580)	4,189	(6,864)	4,955

Equity in losses of unconsolidated joint ventures	(157)	—	(309)	(7)

Net income (loss)	(3,737)	4,189	(7,173)	4,948
Net (income) loss attributable to the noncontrolling interest	466	(547)	935	(619)

Net income (loss) attributable to common shareholders	$(3,271)	$3,642	$(6,238)	$4,329

Weighted average shares outstanding:
Basic and diluted	23,868	18,612	23,349	17,282

Net income (loss) per share attributable to common shareholders
Basic and diluted	$(0.14)	$0.20	$(0.27)	$0.25

Comprehensive income (loss):
Net income (loss)	$(3,737)	$4,189	$(7,173)	$4,948
Other comprehensive income (loss):
Unrealized losses on interest rate derivatives	(238)	—	(242)	—
Foreign currency translation gain	67	—	256	—
Total other comprehensive income (loss)	(171)	—	14	—
Comprehensive income (loss)	(3,908)	4,189	(7,159)	4,948
Comprehensive (income) loss attributable to noncontrolling interest	514	(547)	983	(619)
Comprehensive income (loss) attributable to common shareholders	$(3,394)	$3,642	$(6,176)	$4,329

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Equity

(in thousands)

(unaudited)

							Accumulated
	Convertible Stock		Common Stock		Additional	Accumulated	Other
	Number	Par	Number	Par	Paid-in	Distributions and	Comprehensive	Noncontrolling	Total
	of Shares	Value	of Shares	Value	Capital	Net (Loss)	Income (loss)	Interest	Equity
Balance at January 1, 2010	1	$—	14,649	$1	$126,815	$(6,839)	$—	$2,622	$122,599

Issuance of common stock, net			5,287	1	46,442				46,443
Redemption of common stock			(68)		(635)				(635)
Distributions declared on common stock						(4,291)			(4,291)
Distributions to noncontrolling interest								(2,034)	(2,034)
Net income						4,329		619	4,948
Balance at June 30, 2010	1	$—	19,868	$2	$172,622	$(6,801)	$—	$1,207	$167,030

Balance at January 1, 2011	1	$—	22,330	$2	$195,149	$(23,883)	$410	$10,533	$182,211

Issuance of common stock, net			2,097	—	19,172				19,172
Redemption of common stock			(80)		(735)				(735)
Distributions declared on common stock						(5,791)			(5,791)
Contributions from noncontrolling interest								2,812	2,812
Distributions to noncontrolling interest								(303)	(303)
Other comprehensive income (loss):
Unrealized losses on interest rate derivatives							(194)	(48)	(242)
Foreign currency translation gain							256		256
Net loss						(6,238)		(935)	(7,173)
Balance at June 30, 2011	1	$—	24,347	$2	$213,586	$(35,912)	$472	$12,059	$190,207

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(7,173)	$4,948
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	7,630	1,201
Amortization of deferred financing fees	544	67
Equity in losses of unconsolidated joint venture	309	7
Bargain purchase gain	—	(5,492)
Change in operating assets and liabilities:
Accounts receivable	(231)	88
Interest receivable-real estate loan receivable	(1,247)	(691)
Prepaid expenses and other assets	(342)	(1,844)
Accounts payable	(655)	(3)
Accrued and other liabilities	695	1,148
Net payables to related parties	(177)	16
Addition of lease intangibles	(358)	(208)
Cash used in operating activities	(1,005)	(763)

Cash flows from investing activities:
Purchases of real estate	(33,881)	(12,483)
Investment in unconsolidated joint venture	—	(9)
Investment in real estate loans receivable	—	(11,928)
Additions of property and equipment	(4,583)	(453)
Change in restricted cash	3,311	(162)
Cash used in investing activities	(35,153)	(25,035)

Cash flows from financing activities:
Financing costs	(716)	(783)
Proceeds from notes payable	27,549	29,654
Payments on notes payable	(788)	—
Issuance of common stock	16,874	49,781
Redemptions of common stock	(735)	(635)
Offering costs	(1,540)	(5,807)
Distributions	(1,873)	(1,208)
Contributions from noncontrolling interest holders	2,813	—
Distributions to noncontrolling interest holders	(303)	(2,034)
Cash provided by financing activities	41,281	68,968

Effect of exchange rate changes on cash and cash equivalents	110	—
Net change in cash and cash equivalents	5,233	43,170
Cash and cash equivalents at beginning of period	49,375	67,509
Cash and cash equivalents at end of period	$54,608	$110,679

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

We acquire and operate commercial real estate and real estate-related assets.  In particular, we focus generally on acquiring commercial properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  In addition, given economic conditions as of June 30, 2011, our opportunistic investment strategy also includes investments in real estate-related assets that present opportunities for higher current income.  Such investments may have capital gain characteristics, whether as a result of a discounted purchase or related equity participations.  We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily and other real properties.  These properties may be existing, income-producing properties, newly constructed properties, or properties under development or construction.  They may include multifamily properties purchased for conversion into condominiums or single-tenant properties that may be converted for multi-tenant use.  We may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  Further, we may also originate or invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans, and Section 1031 tenant-in-common interests (including those issued by affiliates of our Advisor, as defined below), or in entities that make investments similar to the foregoing.  We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions.  We completed our first property acquisition, an office building located in Denver, Colorado, on October 28, 2008.  As of June 30, 2011, we consolidated ten real estate and real estate-related assets and had a noncontrolling ownership interest in one real estate asset.

Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware on January 12, 2007 (“Behringer Harvard Opportunity OP II”).  As of June 30, 2011, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, was the sole general partner of Behringer Harvard Opportunity OP II and owned a 0.1% partnership interest in Behringer Harvard Opportunity OP II.  As of June 30, 2011, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of Behringer Harvard Opportunity OP II and owned the remaining 99.9% interest in Behringer Harvard Opportunity OP II.

We are externally managed and advised by Behringer Harvard Opportunity Advisors II, LLC, a Texas limited liability company that was formed on March 16, 2010 (the “Advisor”) when Behringer Harvard Opportunity Advisors II LP, a Texas limited partnership formed in January 2007, was converted to a limited liability company.  The Advisor is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.

Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001, and our toll-free telephone number is (866) 655-3600.  The name Behringer Harvard is the property of Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”) and is used by permission.

Public Offerings of Common Stock

On February 26, 2007, we filed an initial Registration Statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer up to 125,000,000 shares of common stock for sale to the public (the “Initial Offering”), of which 25,000,000 shares were being offered pursuant to our distribution reinvestment plan (the “DRP”).  The SEC declared our Registration Statement effective on January 4, 2008, and we commenced the Initial Offering on January 21, 2008.  On July 3, 2011, we ceased offering shares of common stock in the Initial Offering.  Through June 30, 2011, we raised gross offering proceeds of approximately $245.8 million from the sale of approximately 24.7 million shares, under the Initial Offering, including shares sold under the DRP.

Prior to termination of the Initial Offering, on September 13, 2010, we filed a second Registration Statement on Form S-11 with the SEC to register a follow-on public offering of up to 75,000,000 shares of our common stock for sale to the public (the “Follow-On Offering”), of which 25,000,000 shares are being offered pursuant to the DRP.  We reserve the right to reallocate the shares we are offering between our primary offering and the DRP.  On July 5, 2011, the Follow-On Offering Registration Statement was declared effective by the SEC and we commenced offering shares under the Follow-On Offering.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

In connection with our initial capitalization, on January 19, 2007, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer Harvard Holdings.  As of June 30, 2011, we had 24,347,428 shares of common stock outstanding, which includes the 22,471 shares issued to Behringer Harvard Holdings.  As of June 30, 2011, we had 1,000 shares of convertible stock issued and outstanding to Behringer Harvard Holdings.

We commenced operations on April 1, 2008 upon satisfaction of the conditions of our escrow agreement and our acceptance of initial subscriptions of common stock in the Initial Offering.  Upon admission of new stockholders, subscription proceeds are used for payment of dealer manager fees and selling commissions and may be utilized as consideration for investments and the payment or reimbursement of offering expenses and operating expenses.  Until required for such purposes, net offering proceeds are held in short-term, liquid investments.  We are using the net proceeds from the Initial Offering and the Follow-on Offering (collectively the “Offerings”) primarily to acquire real estate and real estate-related assets consistent with our opportunistic investment strategy.  As of June 30, 2011, we had issued 24,714,701 shares of our common stock, including 22,471 shares owned by Behringer Harvard Holdings, and 1,461,532 shares issued through the DRP.  As of June 30, 2011, we had redeemed 367,273 shares of our common stock.

Our common stock is not currently listed on a national securities exchange.  Depending upon the prevailing market conditions, it is our intention to consider beginning the process of liquidating our assets and distributing the net proceeds to our stockholders within three to six years after the termination of the Initial Offering.  If we do not begin an orderly liquidation within that period, we may seek to have our shares listed on a national securities exchange.

2.                                      Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on March 30, 2011.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying consolidated balance sheet as of June 30, 2011, the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010 and consolidated statements of equity and cash flows for the six months ended June 30, 2011 and 2010 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to fairly present our consolidated financial position as of June 30, 2011 and December 31, 2010 and our consolidated results of operations and cash flows for the periods ended June 30, 2011 and 2010.  Such adjustments are of a normal recurring nature.

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

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Anticipated amortization expense associated with the acquired lease intangibles for each of the following five years as of June 30, 2011 is as follows:

Lease / Other
Intangibles
July 1, 2011 - December 31, 2011	$1,662
2012	1,737
2013	1,264
2014	737
2015	382

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

				Acquired
	Buildings and	Land and	Lease	Below-Market
June 30, 2011	Improvements	Improvements	Intangibles	Leases
Cost	$206,654	$82,077	$16,077	$(3,039)
Less: depreciation and amortization	(7,698)	(714)	(7,147)	1,435

Net	$198,956	$81,363	$8,930	$(1,604)

				Acquired
	Buildings and	Land and	Lease	Below-Market
December 31, 2010	Improvements	Improvements	Intangibles	Leases
Cost	$179,319	$75,187	$15,043	$(3,138)
Less: depreciation and amortization	(4,017)	(155)	(3,905)	1,048

Net	$175,302	$75,032	$11,138	$(2,090)

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

We also evaluate our investments in real estate loans receivable each reporting date.  If it is probable we will not collect all principal and interest in accordance with the terms of the loan, we will record an impairment charge based on these evaluations.  In accordance with GAAP, from the time a loan goes into default until the time that a foreclosure occurs, a satisfactory workout is completed or the loan is reinstated by the borrower, we do not recognize interest income on the loan, except to the extent we receive payments.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

In evaluating our investments for impairment, management may use appraisals and make estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership, and the projected sales price of each of the properties.  A future change in these estimates and assumptions could result in understating or overstating the carrying value of our investments, which could be material to our financial statements.

We believe the carrying value of our operating real estate and loan investments is currently recoverable.  Accordingly, there were no impairment charges for the six months ended June 30, 2011 or 2010.  However, if market conditions worsen beyond our current expectations, or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Straight-line rental revenue of $0.1 million and $0.2 million was recognized in rental revenues for the three and six months ended June 30, 2011, respectively.  Straight-line rental revenue of less than $0.1 million was recognized in rental revenues for both the three and six months ended June 30, 2010.  Net below market lease amortization of $0.2 million and $0.3 million was recognized in rental revenues for the three and six months ended June 30, 2011, respectively.  Net below market lease amortization of $0.3 million and $0.5 million was recognized in rental revenues for the three and six months ended June 30, 2010, respectively.

Hotel revenue is derived from the operations of the Courtyard Kauai at Coconut Beach Hotel, consisting of guest room, food and beverage, and other revenue, and is recognized as the services are rendered.

We recognize interest income from real estate loans receivable on an accrual basis over the life of the loan using the interest method.  Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, are amortized over the life of the loan as an adjustment to interest income.  We will cease accruing interest on loans when there is concern as to the ultimate collection of principal or interest of the loan.

Accounts Receivable

Accounts receivable primarily consisted of receivables from our tenants related to our consolidated properties of $0.9 million and straight-line rental revenue receivables of $0.6 million as of June 30, 2011.  As of December 31, 2010, accounts receivable primarily consisted of receivables from our tenants related to our consolidated properties of $0.8 million and straight-line rental revenue receivables of $0.4 million.

Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of five to seven years.  Maintenance and repairs are charged to operations as incurred while improvements to such assets are capitalized.  Accumulated depreciation associated with our furniture, fixtures, and equipment was $0.9 million and $0.3 million as of June 30, 2011 and December 31, 2010, respectively.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized to interest expense of our notes payable using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $1 million and $0.4 million as of June 30, 2011 and December 31, 2010, respectively.

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

As of June 30, 2011, we do not have any derivatives designated as net investment hedges or fair value hedges.  No derivatives were being used for trading or speculative purposes.  See Notes 5 and 13 for further information regarding our derivative financial instruments.

Organization and Offering Expenses

We reimburse the Advisor or its affiliates for any organization and offering expenses (other than selling commissions and the dealer manager fee) incurred on our behalf in connection with the primary offering, a component of the Offerings.  In connection with the Initial Offering, we reimbursed the Advisor for $7.5 million of organization and offering expenses (other than selling commissions and the dealer manager fee) that it had incurred on our behalf.  On October 9, 2009, the Advisor waived $3.5 million of organization and offering expenses (other than selling commissions and the dealer manager fee) it had incurred on our behalf through December 31, 2008.  On July 5, 2011, in connection with the Follow-On Offering, we entered into the Third Amended and Restated Advisory Management Agreement with the Advisor.  Pursuant to the Third Amended and Restated Advisory Agreement, we will not reimburse the Advisor for any additional organization and offering expenses (other than selling commissions and the dealer manager fee) incurred on our behalf in connection with the primary offering until the completion of our Follow-On Offering.

Upon completion of the Follow-On Offering, the Advisor will reimburse us to the extent that the total amount spent on organization and offering expenses in the Offerings (other than selling commissions and the dealer manager fee) exceeds 1.5% of the gross proceeds raised in the primary component of the Offerings; however, if we have reimbursed the Advisor less than 1.5% of the gross proceeds raised in the primary component of the Offerings, we will reimburse the Advisor for any additional organization and offering expenses it incurs up to the 1.5% limit.

Organization and offering expenses are defined generally as any and all costs and expenses incurred by us in connection with our formation, preparing for the Offerings, the qualification and registration of the Offerings, and the marketing and distribution of our shares.  Organization and offering expenses include, but are not limited to, accounting and legal fees, costs to amend the registration statement and supplement the prospectus, printing, mailing and distribution costs, filing fees, amounts to reimburse our Advisor or its affiliates for the salaries of employees, and other costs in connection with preparing supplemental sales literature, telecommunication costs, fees of the transfer agent, registrars, trustees, escrow holders, depositories and experts, and fees and costs for employees of our Advisor or its affiliates to attend industry conferences.

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

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

examination.  We believe it is more likely than not that the tax positions taken relative to our status as a REIT will be sustained in any tax examination.

Foreign Currency Translation

For our international investment where the functional currency is other than the U.S. dollar, assets and liabilities are translated using period-end exchange rates, while the statement of operations amounts are translated using the average exchange rates for the respective period.  Differences arising from the translation of assets and liabilities in comparison with the translation of the previous periods or from initial recognition during the period are included as a separate component of accumulated other comprehensive income (loss) (“AOCI”).

The Euro is the functional currency for the operations of Holstenplatz.  We also maintain a Euro-denominated bank account that is translated into U.S. dollars at the current exchange rate at the last day of each reporting period.  The resulting translation adjustments are recorded as a separate component of AOCI in our consolidated statement of equity.  For the six months ended June 30, 2011, the foreign currency translation adjustment was a gain of $0.3 million.  As of June 30, 2010, there was no currency translation adjustment recorded in AOCI, as we acquired Holstenplatz on June 30, 2010.

Accumulated Other Comprehensive Income (Loss)

AOCI, which is reported in the accompanying consolidated statement of equity, consists of gains and losses affecting equity that are excluded from net income (loss) under GAAP.  The components of AOCI consist of cumulative foreign currency translation gains and losses and the unrealized gain on derivative instruments.

Stock-Based Compensation

We have adopted a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates.  We have not issued any stock-based awards under the plan as of June 30, 2011.

Concentration of Credit Risk

At June 30, 2011 and December 31, 2010, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Noncontrolling Interest

Noncontrolling interest represents the noncontrolling ownership interest’s proportionate share of the equity in our consolidated real estate investments.  Income and losses are allocated to noncontrolling interest holders based on their ownership percentage.

Earnings per Share

Net income (loss) per share is calculated based on the weighted average number of common shares outstanding during each period.  The weighted average shares outstanding used to calculate both basic and diluted income (loss) per share were the same for the three and six months ended June 30, 2011 and 2010, as there were no potentially dilutive securities outstanding.

Reportable Segments

GAAP establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate assets.  Our chief operating decision maker evaluates operating performance on an individual property level.  Therefore, our properties are aggregated into one reportable segment.

4.                                      New Accounting Pronouncements

In April 2011, the FASB issued further clarification on when a loan modification or restructuring is considered a troubled debt restructuring. In determining whether a loan modification represents a troubled debt restructuring, an entity should consider whether the debtor is experiencing financial difficulty and the lender has granted a concession to the borrower. This guidance is to be applied retrospectively, with early application permitted.  This guidance is effective for the first interim or annual period beginning on or after June 15, 2011. We do not expect the adoption of this guidance to have a material impact on our financial statements or disclosures.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

In May 2011, the FASB issued updated guidance for fair value measurements.  The guidance amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”).  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating this guidance to determine if it will have a material impact on our financial statements or disclosures.

In June 2011, the FASB issued updated guidance related to comprehensive income.  The guidance requires registrants to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, registrants will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  Our current presentation complies with the guidance of this new standard.

5.                                      Assets and Liabilities Measured at Fair Value

Fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy) has been established.

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access.  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability that are typically based on an entity’s own assumptions, as there is little, if any, related market activity.  In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.

June 30, 2011	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$129	$—	$129

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$372	$—	$372

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

As of June 30, 2011 and December 31, 2010, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities and the carrying value of real estate loans receivable reasonably approximated fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

The notes payable of $203.1 million and $175.4 million as of June 30, 2011 and December 31, 2010, respectively, have a fair value of approximately $205.1 million and $178.5 million as of June 30, 2011 and December 31, 2010, respectively, based upon interest rates for debt with similar terms and remaining maturities that management believes we could obtain.

7.                                      Real Estate and Real Estate-Related Investments

As of June 30, 2011, we consolidated ten real estate and real-estate related assets.  In addition, we have a noncontrolling, unconsolidated ownership interest in one real estate asset that we account for using the equity method.  The following table presents certain information about our consolidated investments as of June 30, 2011:

Property Name	Location	Date Acquired	Approximate Rentable Square Footage or Number of Units and Total Square Feet of Units	Description	Encumbrances	Ownership Interest
1875 Lawrence	Denver, CO	October 28, 2008	185,000	15-story office building	$20.5 million	100%
PAL Loan(1)	(2)
Palms of Monterey	Fort Myers, FL	May 10, 2010	408 units / 518,000 square feet	Multifamily	19.7 million	90%
Holstenplatz	Hamburg, Germany	June 30, 2010	80,000	8-story office	11.3 million	100%
Archibald Business Center	Ontario, California	August 27, 2010	231,000	Office and industrial warehouse	6.2 million	80%
Parrot’s Landing	North Lauderdale, Florida	September 17, 2010	560 units / 519,000 square feet	Multifamily	29.3 million	90%
Florida MOB Portfolio	South Florida	October 8, 2010/October 20, 2010(3)	694,000	Medical office	33.8 million	90	%(4)
Courtyard Kauai Coconut Beach Hotel	Kauai, Hawaii	October 20, 2010	311 Rooms(5)	Hotel	38 million	80%
Interchange Business Center	San Bernardino, California	November 23, 2010	802,000	Industrial	19.1 million	80%
UGA Portfolio	Athens, Georiga	April 25, 2011	1,128 beds(6)	Student housing	25.2 million	85%

(1) On August 15, 2011, the debtor associated with the PAL real estate loan receivable exercised its option to prepay the entire balance of the loan.

(2) Hotel lodging located on U.S. Arny installations at Fort Hood, Texas; Fort Leavenworth, Kansas; Fort Myer, Virginia; Fort Polk, Louisiana; Fort Riley, Kansas; Fort Rucker, Alabama; Fort Sam Houston, Texas; Tripler Army Medical Center and Fort Shafter, Hawaii; Fort Sill, Oklahoma; and Yuma Proving Ground, Arizona.

(3) We acquired a portfolio of eight medial office buildings, known as the Original Florida MOB Portfolio on October 8, 2010.  We acquired a medical office building known as Gardens Medical Pavilion on October 20, 2010.  Collectively, the Original Florida MOB Portfolio and Gardens Medical Pavilion are referred to as the Florida MOB Portfolio.

(4) The Florida MOB Portfolio consists of nine Medical Office Buildings.  We own 90% of each of eight of the buildings. We own 90% of a 90% JV interest in the ninth building, Gardens Medical Pavilion.

(5) The Courtyard Kauai Coconut Beach Hotel has 311 rooms and approximately 6,200 square feet (unaudited) of meeting space.

(6) The UGA Portfolio consists of two student housing complexes located in Athens, Georgia with a total of 1,128 beds.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Real Estate Asset Acquisitions

UGA Portfolio

On April 25, 2011 we, acquired through a joint venture, a 1,128-bed student housing portfolio located near the University of Georgia campus in Athens, Georgia (the “UGA Portfolio”) for approximately $32.8 million, excluding closing costs, from an unaffiliated third party.  Our ownership interest in the joint venture is 85%.  In connection with the purchase, the joint venture entered into two mortgage loan agreements with an unaffiliated third party secured by the student housing portfolio for $17.7 million and $7.5 million.  The loans bear interest at 5.26% per annum and require monthly interest-only payments through May 2013, followed by monthly principal and interest payments.  The loans mature on May 1, 2018 and may be prepaid in whole but not in part subject to a prepayment premium if repayment is made prior to November 2017.

The UGA Portfolio contributed rental revenue of $0.9 million and a net loss of $0.7 million to our consolidated statements of operations for the period from April 25, 2011 through June 30, 2011.  The following unaudited pro forma summary presents consolidated information as if the business combination had occurred on January 1, 2010:

	Pro Forma for the Six Months Ended June 30,
	2011	2010
Revenue	$23,859	$8,318
Net income (loss)	$(6,926)	$1,308
Net income (loss) per share	$(0.30)	$0.08

These pro forma amounts have been calculated after applying our accounting policies and adjusting the results of the UGA Portfolio to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to the tangible and intangible assets had been applied from January 1, 2010.  Included in the pro forma net loss for the six months ended June 30, 2011 and the pro forma net gain for the six months ended June 30, 2010 is depreciation and amortization expense of $0.6 million and $1.3 million, respectively.

During the six months ended June 30, 2011, we incurred $0.4 million in acquisition expenses related to the acquisition of the UGA Portfolio.  The following table summarizes the amounts of identified assets acquired assumed at the acquisition date:

UGA Portfolio
Land	$3,419
Land improvements	3,220
Buildings	24,789
Lease intangibles, net	682
Furniture, fixtures and equipment	640
Total identifiable net assets	$32,750

We are in the process of finalizing our acquisition allocations, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.

8.                                      Investment in Unconsolidated Joint Venture

The following table presents certain information about our unconsolidated investment as of June 30, 2011 and December 31, 2010.

	Ownership	Carrying Value of Investment
Property Name	Interest	June 30, 2011	December 31, 2010
Inland Empire Distribution Center	16.00%	$4,119	$4,428

9.                                      Variable Interest Entities

GAAP requires the consolidation of VIEs in which an enterprise has a controlling financial interest.  A controlling financial interest will have both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

PAL Loan

On August 14, 2009, we entered into a loan agreement with an unaffiliated third party (borrower) to provide up to $25 million of second lien financing for the privatization of, and improvements to, approximately 3,200 hotel lodging units on ten U.S. Army installations, (the “PAL Loan”).  As of June 30, 2011, the full balance of $25 million available under the loan agreement had been advanced and was outstanding and is included in real estate loan receivable on the consolidated balance sheet at June 30, 2011.  Based on our evaluation, we have determined that the unaffiliated third party entity meets the criteria of a VIE but that we are not the primary beneficiary because we do not have the power to direct the activities that most significantly affect the entity’s economic performance.  The power to direct these activities resides with the general partner of the unaffiliated third party.  Accordingly, we do not consolidate the unaffiliated third party entity.

At June 30, 2011 and December 31, 2010, our recorded investment in VIEs that are unconsolidated and our maximum exposure to loss were as follows:

As of June 30, 2011	Investments in Unconsolidated VIEs	Our Maximum Exposure to Loss
PAL Loan (1)	$—	$25,000

As of December 31, 2010	Investments in Unconsolidated VIEs	Our Maximum Exposure to Loss
PAL Loan (1)	$—	$25,000

(1)  We have no equity interest in the PAL Loan VIE.  Our maximum exposure to loss consists of the $25 million loan commitment of second lien financing.

10.                               Real Estate Loan Receivable

As of June 30, 2011 and December 31, 2010, we had an investment in one real estate loan receivable, the PAL Loan, as described above.

Loan Name	Date Acquired	Property Type	Book Value as of 6/30/2011	Book Value as of 12/31/2010	Annual Effective Interest Rate	Maturity Date
PAL Loan	8/14/2009	Hospitality/Redevelopment	$25,184	$25,202	18%	9/1/2016

During the six months ended June 30, 2011, we earned $2.5 million in interest income from our real estate loan.  During the six months ended June 30, 2010, we earned $2.6 million in interest income from our two real estate loans receivable.  As of June 30, 2011, there were no outstanding interest payments over 90 days old due to us.  The debtor associated with the PAL real estate loan receivable has notified us of its intention to exercise its option to prepay the entire balance of the loan on or after August 15, 2011. The payoff of the real estate loan receivable is expected to include principal, accrued but unpaid interest and a prepayment fee of $1 million which will be booked as income when received.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

11.                               Notes Payable

The following table sets forth information on our notes payable as of June 30, 2011 and December 31, 2010.

	Notes Payable as of		Interest	Maturity
Description	June 30, 2011	December 31, 2010	Rate	Date
1875 Lawrence	$20,494	$19,363	30-day LIBOR + 2.5% (1)(2)	12/31/12
Archibald Business Center	6,214	6,100	10%	11/01/13
Interchange Business Center	19,098	18,120	30-day LIBOR + 5% (1)(3)	12/01/13
Holstenplatz	11,305	10,445	3.887%	04/30/15
Courtyard Kauai at Coconut Beach Hotel	38,000	38,000	30-day LIBOR + .95% (1)	11/09/15
Florida MOB Portfolio - Palmetto Building	6,293	6,350	4.55%	01/01/16
Florida MOB Portfolio - Victor Farris Building	12,684	12,800	4.55%	01/01/16
Palms of Monterrey	19,700	19,700	30-day LIBOR + 3.35% (1)(4)	07/01/17
Parrot’s Landing	29,257	29,500	4.23%	10/01/17
Florida MOB Portfolio - Gardens Medical Pavilion	14,871	15,000	4.9%	01/01/18
UGA Portfolio	25,200	—	5.26%	05/01/18
	$203,116	$175,378

(1) 30-day LIBOR was 0.186% at June 30, 2011.

(2) The loan has a minimum interest rate of 6.25%.

(3) The 30-day LIBOR rate is set at a minimum value of 2.5%.

(4) The loan has a maximum interest rate of 7%.

At June 30, 2011, our notes payable balance was $203.1 million and consisted of the notes payable related to our consolidated properties.  We have unconditionally guaranteed payment of the note payable related to 1875 Lawrence for an amount not to exceed the lesser of (i) $11.75 million and (ii) 50% of the total amount advanced under the loan agreement if the aggregate amount advanced is less than $23.5 million.  We have guaranteed payment of certain recourse liabilities with respect to certain nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the notes payable related to Palms of Monterrey, Parrot’s Landing, and the Courtyard Kauai at Coconut Beach Hotel.

We are subject to customary affirmative, negative and financial covenants and representations, warranties and borrowing conditions, all as set forth in the loan agreements.  As of June 30, 2011, we believe we were in compliance with the covenants under our loan agreements.

The following table summarizes our contractual obligations for principal payments as of June 30, 2011:

Year	Amount Due
July 1, 2011 - December 31, 2011	$1,020
2012	22,250
2013	27,680
2014	2,578
2015	50,893
Thereafter	98,695

$203,116

12.                               Leasing Activity

Future minimum base rental payments due to us under non-cancelable leases in effect as of June 30, 2011 for our consolidated properties are as follows:

July 1, 2011 - December 31, 2011	$7,346
2012	12,839
2013	10,390
2014	7,410
2015	5,343
Thereafter	8,974

Total	$52,302

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The schedule above does not include rental payments due to us from our multifamily properties, as leases associated with these properties typically are for periods of one year or less and are cancelable.  As of June 30, 2011, none of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.

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

Derivative instruments classified as assets were reported at their combined fair values of $0.1 million and $0.4 million in prepaid expenses and other assets at June 30, 2011 and December 31, 2010.  During the six months ended June 30, 2011, we recorded an unrealized loss of $0.2 million to AOCI in our statement of equity to adjust the carrying amount of the interest rate caps qualifying as hedges at June 30, 2011.  As we had no derivative instruments on June 30, 2010, there was no unrealized gain or loss recorded to AOCI in our statement of equity to adjust the carrying amount of interest rate caps qualifying as hedges for the six months ended June 30, 2010.

The following table summarizes the notional values of our derivative financial instruments.  The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate, or market risks:

Type / Description	Notional Value	Interest Rate / Strike Rate	Index	Maturity

Interest rate cap - Courtyard Kauai Coconut Beach Hotel	$38,000	3.00% - 6.00%	30-day LIBOR	October 15, 2014
Interest rate cap - Interchange Business Center	$5,000	2.50%	30-day LIBOR	December 1, 2013

The table below presents the fair value of our derivative financial instruments, as well as their classification on the consolidated balance sheets as of June 30, 2011 and December 31, 2010.

	Balance	Asset Derivatives
Derivatives designated as hedging instruments:	Sheet Location	June 30, 2011	December 31, 2010

Interest rate derivative contracts	Prepaid expenses and other assets	$129	$372

The table below presents the effect of our derivative financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2011.  We had no derivative financial instruments as of June 30, 2010.

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)
	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
Interest rate derivative contracts	$(238)	$(242)

14.                               Commitments and Contingencies

Our operating leases consist of ground leases on each of eight buildings acquired in connection with the purchase of the Original Florida MOB Portfolio.  Each ground lease is for a term of 50 years, with a 25-year extension option.  The annual payment for each ground lease increases by 10% every five years.  For the three and six months ended June 30, 2011, we incurred $0.1 million and $0.2 million in lease expense related to our ground leases.  We had no ground lease expense for

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

the three or six months ended June 30, 2010.  Future minimum lease payments for all operating leases from June 30, 2011 are as follows:

July 1, 2011 - December 31, 2011	$147
2012	293
2013	293
2014	293
2015	301
Therafter	21,828
Total	$23,155

15.                               Distributions

Distributions are authorized at the discretion of our board of directors based on its analysis of our performance over the previous periods and expectations of performance for future periods.  These analyses may include actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, general financial and market conditions and other factors that our board deems relevant.  The board’s decision will be influenced, in substantial part, by its obligation to ensure that we maintain our status as a REIT.  In light of the continued uncertainty in the global financial and real estate markets, we cannot provide assurance that we will be able to achieve expected cash flows necessary to continue to pay distributions at any particular level, or at all.  If the current economic conditions continue, our board could determine to reduce our current distribution rate or cease paying distributions in order to conserve cash.

Until proceeds from the Offerings are fully invested and generating sufficient operating cash flow to fully fund the payment of distributions to our stockholders, we have paid and will continue to pay some or all of our distributions from sources other than operating cash flow.  We may, for example, generate cash to pay distributions from financing activities, components of which may include proceeds from the Offerings and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow and investing activities which may include the sale of properties.

Total distributions of $5.7 million were paid to stockholders during the six months ended June 30, 2011.  Distributions funded through the issuance of shares under the DRP during the six months ended June 30, 2011 were $3.8 million.  Accordingly, cash amounts distributed to stockholders during the six months ended June 30, 2011 were $1.9 million and were funded from proceeds from the Initial Offering.  Total distributions of $4.1 million were paid to stockholders during the six months ended June 30, 2010.  Distributions funded through the issuance of shares under the DRP during the six months ended June 30, 2010 were $2.9 million.  Accordingly, cash amounts distributed to stockholders during the six months ended June 30, 2010 were approximately $1.2 million.  A portion of the $1.2 million of cash distributions to stockholders during the six months ended June 30, 2010, were funded from cash flow provided by operations.  The remaining cash distributions were funded from proceeds from the Initial Offering.

The amount by which our distributions paid exceeded our cash flow provided by operating activities has increased due to recent investments in properties that are not yet stabilized.  As a result, future distributions declared and paid may continue to exceed cash flow from operating activities until such time as we invest in additional real estate or real estate-related assets at favorable yields and our investments reach stabilization.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Distributions paid to stockholders are funded through various sources, including cash flow provided by operating activities, proceeds raised as part of our Initial Offering, reinvestment through our DRP and additional borrowings.  The following summarizes certain information related to the sources of recent distributions:

	June 30,
	2011	2010
Total Distributions Paid	$5,736	$4,094

Principal Sources of Funding:
Distribution Reinvestment Plan	$3,863	$2,886
Cash flow used in operating activities	$(1,005)	$(763)
Cash available at the beginning of the period (1)	$49,375	$67,509

(1)          Represents the cash available at the beginning of the reporting period primarily attributable to excess funds raised from the issuance of common stock and borrowings, after the impact of historical operating activities, other investing and financing activities.

Distributions for the first and second quarters of 2011 and 2010 were as follows:

				Cash Flow	Total	Declared
	Distributions Paid			Used In	Distributions	Distribution
2011	Cash	Reinvested	Total	Operations	Declared	Per Share
2nd Quarter	$972	$1,991	$2,963	$(593)	$2,976	$0.125
1st Quarter	901	1,872	2,773	(412)	2,815	0.123
Total	$1,873	$3,863	$5,736	$(1,005)	$5,791	$0.248

				Cash Flow	Total	Declared
	Distributions Paid			Provided by (Used In)	Distributions	Distribution
2010	Cash	Reinvested	Total	Operations	Declared	Per Share
2nd Quarter	$677	$1,553	$2,230	$(1,933)	$2,323	$0.125
1st Quarter	531	1,333	1,864	1,170	1,967	0.123
Total	$1,208	$2,886	$4,094	$(763)	$4,290	$0.248

Distributions declared per share assumes the share was issued and outstanding each day during the period.  During the six months ended June 30, 2011 and 2010, distributions have been declared at a daily distribution rate of $0.0013699 (an effective annual rate of 5%).  Each day in 2011 and 2010 was a record date for distributions.  On June 22, 2011, our board of directors declared distributions payable to the stockholders of record each day during the months of July, August and September 2011 at a daily distribution rate of $0.0013699.

16.                               Related Party Transactions

The Advisor and certain of its affiliates will receive fees and compensation in connection with the Offerings, and in connection with the acquisition, management, and sale of our assets.

On July 5, 2011, we entered into a Dealer Manager Agreement with Behringer Securities LP (“Behringer Securities”) pursuant to which Behringer Securities will act as our dealer manager in connection with the Follow-On Offering.  The terms of the Dealer Manager Agreement are the same in all material respects as the terms of the agreement entered with Behringer Securities on January 4, 2008 in connection with the Initial Offering pursuant to which Behringer Securities acted as the dealer manager for the Initial Offering.

Behringer Securities receives commissions of up to 7% of gross offering proceeds.  Behringer Securities reallows 100% of selling commissions earned to participating broker-dealers.  In addition, we pay Behringer Securities a dealer manager fee of up to 2.5% of gross offering proceeds.  Pursuant to separately negotiated agreements, Behringer Securities may reallow a portion of its dealer manager fee in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in the Offerings; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts and no more than 0.5% of gross offering proceeds for out-of-pocket and bona fide, separately invoiced due diligence

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

expenses incurred as fees, costs or other expenses from third parties.  Further, in special cases pursuant to separately negotiated agreements and subject to applicable limitations imposed by the Financial Industry Regulatory Authority, Behringer Securities may use a portion of its dealer manager fee to reimburse certain broker-dealers participating in the Offerings for technology costs and expenses associated with the Offerings and costs and expenses associated with the facilitation of the marketing and ownership of our shares by such broker-dealers’ customers.  No selling commissions, dealer manager fees or organization and offering expenses will be paid for sales under the DRP.  For the six months ended June 30, 2011, Behringer Securities earned selling commissions and dealer manager fees of $1.1 million and $0.4 million, respectively, which were recorded as a reduction to additional paid-in capital.  For the six months ended June 30, 2010, Behringer Securities earned selling commissions and dealer manager fees of $3.4 million and $1.2 million, respectively, which were recorded as a reduction to additional paid-in capital.

We reimburse the Advisor or its affiliates for any organization and offering expenses (other than selling commissions and the dealer manager fee) incurred on our behalf in connection with the primary offering component of the Offerings.  In connection with the Initial Offering, we reimbursed the Advisor for $7.5 million of organization and offering expenses (other than selling commissions and dealer manager fees that it had incurred on our behalf since January 1, 2009.  On October 9, 2009, the Advisor waived the reimbursement of $3.5 million of organization and offering expenses (other than selling commissions and the dealer manager fee) the Advisor incurred on our behalf through December 31, 2008.  The Advisor wrote off the $3.5 million of organization and offering expenses in the fourth quarter of 2009, which reduced the outstanding balance payable to affiliates and increased our additional paid-in capital.  On July 5, 2011, in connection with the Follow-On Offering, we entered into the Third Amended and Restated Advisory Management Agreement with the Advisor.  Pursuant to the Third Amended and Restated Advisory Agreement, we will not reimburse the Advisor for any additional organization and offering expenses (other than selling commissions and the dealer manager fee) incurred on our behalf until the completion of our Follow-On Offering.

Upon completion of the Follow-On Offering, the Advisor will reimburse us to the extent that the total amount spent on organization and offering expenses (other than selling commissions and the dealer manager fee) in the Offerings exceeds 1.5% of the gross proceeds raised in the primary component of the Offerings; however, if we have not reimbursed the Advisor in excess of 1.5% of the gross proceeds raised in the Offerings, we will reimburse the Advisor for any additional organization and offering expenses it incurs up to the 1.5% limit.

Since our inception through June 30, 2011, approximately $14.9 million of organization and offering expenses was incurred by the Advisor or its affiliates on our behalf.  Of this amount, $3.5 million was written off and $7.5 million has been reimbursed by us.  As of June 30, 2011, we had no amounts payable to the Advisor for organization and offering expenses.  The total we are required to remit to the Advisor for organization and offering expenses (other than selling commissions and the dealer manager fee) limited to 1.5% of the gross proceeds raised in the completed primary offering components of the Offerings as determined upon completion of the Offerings.  The Advisor or its affiliates determines the amount of organization and offering expenses owed based on specific invoice identification, as well as an allocation of costs to us and other Behringer Harvard programs, based on respective equity offering results of those entities in offering.

The Advisor or its affiliates will also receive acquisition and advisory fees of 2.5% of the amount paid and/or in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to these assets.  The Advisor and its affiliates will also receive acquisition and advisory fees of 2.5% of the funds advanced in respect of a loan or other investment.  We incurred acquisition and advisory fees payable to the Advisor of $0.8 million for the six months ended June 30, 2011.  We incurred acquisition and advisory fees payable to the Advisor of $0.9 million for the six months ended June 30, 2010.

The Advisor or its affiliates also receive an acquisition expense reimbursement in the amount of 0.25% of (i) the funds paid for purchasing an asset, including any debt attributable to the asset, (ii) the funds for development, construction, or improvement in the case of assets that we acquire and intend to develop, construct, or improve, and (iii) the funds advanced in respect of a loan or other investment.  In addition, to the extent the Advisor or its affiliates directly provide services formerly provided or usually provided by third parties, including, without limitation, accounting services related to the preparation of audits required by the SEC, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a completed investment, the direct employee costs and burden to the Advisor of providing these services will be acquisition expenses for which we will reimburse the Advisor.  We also pay third parties, or reimburse the Advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder’s fees, title insurance, premium expenses, and other closing costs.  In addition, acquisition expenses for which we will reimburse the

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Advisor, include any payments made to (i) a prospective seller of an asset, (ii) an agent of a prospective seller of an asset, or (iii) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset.  Except as described above with respect to services customarily or previously provided by third parties, the Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent that they are dedicated to making investments for us, such as wages and benefits of the investment personnel.  The Advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the Advisor or its affiliates incur that are due to third parties or related to the additional services provided by the Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition.  For each of the six months ended June 30, 2010 and 2011, we incurred acquisition expense reimbursements of $0.1 million.

We pay the Advisor or its affiliates a debt financing fee of 1% of the amount available under any loan or line of credit made available to us.  It is anticipated that the Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us.  We incurred debt financing fees for of $0.2 million and $0.3 million the six months ended June 30, 2011 and 2010, respectively.

We pay the Advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties.  We incurred no such fees for the six months ended June 30, 2011 or 2010.

We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity II Management Services, LLC (“BHO II Management”), or its affiliates, fees for the management, leasing, and construction supervision of our properties.  Property management fees are 4.5% of the gross revenues of the properties managed by BHO II Management or its affiliates, plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a third-party property manager in respect of a property, BHO II Management or its affiliates receives an oversight fee equal to 0.5% of the gross revenues of the property managed.  In no event will BHO II Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay BHO II Management directly for its services, we will pay BHO II Management a management fee or oversight fee, as applicable, based only on our economic interest in the property.  We incurred and expensed property management fees or oversight fees to BHO II Management of approximately $0.2 million and $0.1 million for the six months ended June 30, 2011 and 2010, respectively.

We pay the Advisor or its affiliates a monthly asset management fee of one-twelfth of 1.0% of the sum of the higher of the cost or value of each asset.  For the six months ended June 30, 2011 and 2010, we expensed $1.3 million and $0.4 million, respectively, of asset management fees.

We reimburse the Advisor or its affiliates for all expenses paid or incurred by the Advisor in connection with the services provided to us, subject to the limitation that we will not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period.  Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the six months ended June 30, 2011 and 2010, we incurred and expensed such costs for administrative services of $0.4 million and $0.3 million, respectively.

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

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

17.                               Supplemental Cash Flow Information

Supplemental cash flow information is summarized below:

	Six months ended June 30
	2011	2010

Interest paid	$4,504	$625

Non-cash investing activities:
Conversion of loan to equity investment	$—	$27,091
Capital expenditures for real estate in accounts payable	$1,880	$—
Capital expenditures for real estate in accrued liabilities	$39	$265

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$3,863	$2,886
Accrued dividends payable	$995	$803
Offering costs payable to related parties	$25	$828

18.                               Subsequent Event

The debtor associated with the PAL real estate loan receivable has notified us of its intention to exercise its option to prepay the entire balance of the loan on or after August 15, 2011. The payoff of the real estate loan receivable is expected to include principal, accrued but unpaid interest and a prepayment fee of $1 million which will be booked as income when received.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described herein and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2011 and the factors described below:

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

On February 26, 2007, we filed an Initial Registration Statement on Form S-11 with the SEC to offer up to 125,000,000 shares of common stock for sale to the public in the Initial Offering, of which 25,000,000 shares were being offered pursuant to our DRP.  The SEC declared our Registration Statement effective on January 4, 2008, and we commenced the Initial Offering on January 21, 2008.  Operations commenced on April 1, 2008 upon satisfaction of the conditions of our escrow agreement and acceptance of initial subscriptions of common stock.  On July 3, 2011, we ceased offering shares of common stock in the Initial Offering.  Through June 30, 2011, we raised gross offering proceeds of approximately $245.8 million from the sale of approximately 24.7 million shares, under the Initial Offering, including shares sold under the DRP.

Prior to termination of the Initial Offering, on September 13, 2010, we filed a second Registration Statement on Form S-11 with the SEC to register a follow-on public offering of up to 75,000,000 shares of our common stock for sale to the public in the Follow-On Offering, of which 25,000,000 shares are being offered pursuant to the DRP.  We reserve the right to reallocate the shares we are offering between our primary offering and the DRP.  On July 5, 2011, the Follow-On Offering Registration Statement was declared effective by the SEC and we commenced offering shares under the Follow-on Offering.

Market Outlook

Although there were recent signs of stabilization, the U.S. and global economies continue to experience the effects of the significant downtown that began more than three years ago.  This downturn continues to disrupt the broader financial and credit markets, weaken consumer confidence and impact unemployment rates.  During the second quarter of 2011, the economy experienced broad declines in demand benchmarks, primarily for personal consumption, employment growth, home construction expenditures and business and government spending.  Also contributing to the slowdown was the unexpected uncertainty over the U.S. debt ceiling and the potential consequences of the lowering of the U.S. debt rating, interest rates and liquidity.  While it is unclear when the overall economy will fully recover from these weakened market conditions, we do not expect conditions to improve significantly in the near future.

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

The Florida MOB Portfolio is an investment in nine medical office buildings located in south Florida.  The demand for health care services, and consequently health care properties, is projected to reach unprecedented levels in the near future.  The Centers for Medicare and Medicaid Services projects that national health care expenditures will rise to $3.5 trillion in 2015 or 18.2% of gross domestic product.  The annual growth in national health expenditures for 2009 through 2019 is expected to be 6.3%, which is 0.2% faster than pre-health care reform estimates.  While demographics are the primary driver of demand, economic conditions and availability of services contribute to health care service utilization rates.  We believe the health care property market may be less susceptible to fluctuations and economic downturns relative to other property sectors.

The total U.S. population is projected to increase by 20.4% through 2030.  The elderly population aged 65 and over is projected to increase by 79.2% through 2030.  The elderly are an important component of health care utilization.  Most health care services are provided within a health care facility such as a hospital, a physician’s office or a senior housing facility.

The hospitality industry is beginning to see early signs of a recovering economy.  Smith Travel Research indicates that the national overall occupancy rate for hospitality properties in the United States rose from 58.9% in the second quarter of 2010 to 63.4% in the second quarter of 2011.  The national overall Average Daily Rate (“ADR”) has also risen, from $98.01 in the second quarter of 2010 to $101.44 in the second quarter of 2011.  This positive growth in the hospitality industry is expected to continue.

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

Liquidity and Capital Resources

Our principal demands for funds will be for the (i) acquisition of real estate and real estate-related assets, (ii) payment of operating expenses, (iii) payment of distributions and redemptions, and (d) payment of interest on our outstanding indebtedness.  Generally, we expect to meet cash needs for the payment of operating expenses and interest on our outstanding indebtedness from our cash flow from operations.  To the extent that our cash flow from operations is not sufficient to cover our operating expenses, interest on our outstanding indebtedness, redemptions or distributions, we expect to use proceeds from the Offerings and borrowings to fund such needs.

We continually evaluate our liquidity and ability to fund future operations and debt obligations.  As part of those analyses, we consider lease expirations and other factors.  Leases at our consolidated office and industrial properties representing 31% of our annualized based rent will expire by the end of 2012.  As a normal course of business, we are pursuing renewals, extensions and new leases.  If we are unable to renew or extend the expiring leases under similar terms or are unable to negotiate new leases, it would negatively impact our liquidity and adversely affect our ability to fund our ongoing operations.

Portfolio Lease Expirations

The following table presents lease expirations at our consolidated office and industrial properties as of June 30, 2011 ($ in thousands):

Year of Expiration	Number of Leases Expiring	Annualized Base Rent(1)	Percent of Portfolio Annualized Base Rent Expiring	Leased Rentable Sq. Ft.	Percent of Portfolio Rentable Sq. Ft. Expiring

2011	27	$1,556	10%	73,885	7%
2012	65	3,394	21%	363,796	34%
2013	41	2,481	15%	190,505	17%
2014	34	2,958	18%	191,293	18%
2015	35	2,023	13%	92,900	9%
Thereafter	28	3,807	23%	170,776	15%

Total	230	$16,219	100%	1,083,155	100%

(1) Represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to the expiration multiplied by 12, without consideration of tenant contraction or termination rights.  Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

Geographic Diversification

The following table shows the geographic diversification of our real estate portfolio for those properties we consolidate on our financial statements, which includes our office and industrial, multifamily and hotel properties, as of June 30, 2011 ($ in thousands):

Location	2011 Revenue (1)(2)	Percentage of 2011 Revenue
Florida	$10,408	61%
Hawaii	2,991	17%
Colorado	1,506	9%
Georgia	887	5%
California	800	5%
International	553	3%
	$17,145	100%

(1) As of June 30, 2011, no single tenant represented more than 10% of our revenues.  As an opportunistic fund, we utilize a business model driven by investment strategy and expected performance characteristics.  Accordingly, we have investments in several types of real estate, including office, hotel, multifamily, industrial, condominium and land held for development.

(2) 2011 Revenue represents contractual base rental income of our office and industrial properties, as well as revenue from our multifamily and hotel properties, excluding tenant reimbursements, without consideration of tenant contraction or termination rights.

Tenant Industry Diversification

The following table shows the tenant industry diversification of our real estate portfolio for those office and industrial properties we consolidate on our financial statements as of June 30, 2011.  In March 2011, we entered into a lease agreement with a computers and office equipment tenant to lease 100% of our unconsolidated industrial property, Inland Empire Distribution Center.  In addition, we have approximately 2,000 leases at our three multifamily properties.  These multifamily leases are cancelable and short-term in nature.  We have no industry breakdown of the tenants associated with these leases, therefore, the leases are not reflected in the table below.

Industry Code	Leases at June 30, 2011	Percentage of June 30, 2011 Leases
Health Care & Social Assistance	198	86%
Professional, Scientific & Technical Services	10	5%
Retail Trade	8	4%
Education Services	3	1%
Real Estate & Rental & Leasing	3	1%
Transportation and Warehousing	3	1%
All Other	5	2%
	230	100%

We expect to fund our short-term liquidity requirements by using the net proceeds from the Offerings and cash flow from the operations of investments we acquire.  Operating cash flows are expected to increase as additional real estate assets are added to the portfolio and our existing portfolio stabilizes.  Although we intend to diversify our real estate portfolio, to the extent our portfolio is concentrated in certain geographic regions, types of assets, industries or business sectors, downturns relating generally to such regions, assets, industry or business sectors may result in tenants defaulting on their lease obligations at a number of our properties within a short time period.  Such defaults could negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.

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

We may, but are not required to, establish capital reserves from net offering proceeds, cash flow generated by operating properties and other investments, or net sale proceeds from the sale of our properties and other investments.  Capital reserves are typically utilized for non-operating expenses such as tenant improvements, leasing commissions and major capital expenditures.  Alternatively, a lender may establish its own criteria for escrow of capital reserves.

We intend to borrow money to acquire properties and make other investments.  There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment.  Under our charter, the maximum amount of our indebtedness is limited to 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors.  In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Our policy limitation, however, does not apply to individual real estate assets and will only apply once we have ceased raising capital under the Follow-On Offering or any subsequent offering and invested substantially all of our capital.  As a result, we expect to borrow more than 75% of the contract purchase price of each real estate asset we acquire during the early periods of our operations to the extent our board of directors determines that borrowing at these levels is prudent.

Although commercial real estate debt markets remain restricted, lending volume has increased year-over-year and secondary market debt is once again available for certain asset classes on a limited basis.  While many lenders continue to demand higher credit spreads, interest rates remain at historically low levels and debt is generally more available than in 2010.

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

Debt Financings

We may, from time to time, obtain mortgage, bridge or mezzanine loans for acquisitions and investments, as well as property development.  We may obtain financing at the time an asset is acquired or an investment is made or at such later time as determined to be necessary, depending on multiple factors.

At June 30, 2011, our notes payable balance was $203.1 million.  We have unconditionally guaranteed payment of the note payable related to 1875 Lawrence for an amount not to exceed the lesser of (i) $11.75 million and (ii) 50% of the total amount advanced under the loan agreement if the aggregate amount advanced is less than $23.5 million.  We have guaranteed payment of certain recourse liabilities with respect to certain nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the notes payable related to Palms of Monterrey, Parrot’s Landing, and the Courtyard Kauai at Coconut Beach Hotel.  As of June 30, 2011, our outstanding balance on the notes related to these properties was $87 million.  As of December 31, 2010, our outstanding note payable balance was $175.4 million.

Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios and liquidity.  As of June 30, 2011, we believe we were in compliance with the debt covenants under our loan agreements.

One of our principal long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of June 30, 2011.  The table does not represent any extension options ($ in thousands).

	Payments Due by Period
	July 1, 2011 -
	December 31, 2011	2012	2013	2014	2015	Thereafter	Total
Principal payments - variable rate debt	$158	$20,484	$19,466	$382	$38,396	$41,922	$120,808
Principal payments - fixed rate debt	862	1,766	8,213	2,197	12,498	56,772	82,308
Interest payments - variable rate debt (based on rates in effect as of March 31, 2011)	741	3,989	2,585	1,119	1,079	1,439	10,952
Interest payments - fixed rate debt	3,862	5,227	5,077	4,399	4,054	5,953	28,572
Operating leases(1)	147	293	293	293	301	21,828	23,155

Total	$5,770	$31,759	$35,634	$8,390	$56,328	$127,914	$265,795

(1) Our operating leases consist of ground leases on each of eight buildings acquired in connection with the purchase of the Florida MOB Portfolio. Each ground lease is for a term of 50 years, with a 25-year extension option. The annual payment for each ground lease increases by 10% every five years.

Joint Venture Indebtedness

As of June 30, 2011, we have a noncontrolling, unconsolidated net 16% ownership interest in a joint venture that owns Inland Empire Distribution Center.  We exercise significant influence over, but do not control this entity.  Therefore it is presently accounted for using the equity method of accounting.  As of June 30, 2011, the aggregate debt held by unrelated parties, including both our and our partners’ share, secured by Inland Empire Distribution Center was approximately $33 million.

The table below summarizes the outstanding debt of Inland Empire Distribution Center as of June 30, 2011 ($ in thousands).

	Venture	Interest Rate
	Ownership	(as of	Carrying	Maturity
Property	%	June 30, 2011)	Amount	Date

Inland Empire Distribution Center	16%	3.20%	$32,976	August 10, 2012(1)

(1) The note contains three one-year options to extend the maturity date upon meeting certain conditions.

Results of Operations

As of June 30, 2011, we had 11 real estate and real estate-related assets, ten of which were consolidated in our consolidated balance sheet:

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

•                  Parrot’s Landing, a 90% interest in a multifamily complex located in North Lauderdale, Florida;

•                  Florida MOB Portfolio, an approximate 90% interest in a portfolio of nine medical office buildings located in south Florida;

•                  Courtyard Kauai at Coconut Beach Hotel, an 80% interest in an oceanfront hotel located at Waipouli Beach on the island of Kauai in Hawaii;

•                  Interchange Business Center, an 80% interest in a four-building Class A industrial property located in San Bernardino, California; and

•                  UGA Portfolio, an 85% interest in a 1,128-bed student housing portfolio located in Athens, Georgia.

In addition, we had a noncontrolling, unconsolidated net 16% interest in a two-building industrial warehouse complex, Inland Empire Distribution Center, in San Bernardino, California that is accounted for using the equity method of accounting.

As of June 30, 2010, we had invested in five real estate and real estate-related assets, four of which were consolidated in our consolidated financial statements:

•                  1875 Lawrence;

•                  PAL Loan;

•                  Palms of Monterrey; and

•                  Holstenplatz.

In addition, we had a noncontrolling, unconsolidated 9.99% interest in a multifamily property, Stone Creek, in Killeen, Texas that we accounted for using the equity method of accounting.  We sold this property to an unaffiliated third party on August 30, 2010.

Three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Revenues.  Revenues for the three months ended June 30, 2011 were $11.6 million, an increase of $8.5 million from the three months ended June 30, 2010.  The change in revenue is primarily due to:

•                  an increase in rental revenue of $7.1 million due to the acquisition of our newly consolidated properties in the third and fourth quarters of 2010; and

•                  hotel revenue of $1.4 million due to the acquisition of the Courtyard Kauai at Coconut Beach Hotel in October 2010.  We had no hotel revenue as of June 30, 2010.

For the three months ended June 30, 2011, we earned interest income from our real estate loan receivable of $1.3 million, all of which was related to the PAL Loan.  For the three months ended June 30, 2010, we earned $1.2 million of interest income from real estate loans receivable, $0.9 million of which was related to the PAL Loan and $0.3 million related to the Palms of Monterrey note receivable.  The debtor associated with the PAL real estate loan receivable has notified us of its intention to exercise its option to prepay the entire balance of the loan on or after August 15, 2011. The payoff of the real estate loan receivable is expected to include principal, accrued but unpaid interest and a prepayment fee of $1 million which will be booked as income when received.  Therefore, we expect to earn less interest income from real estate loans receivable in the future.  We expect increases in rental revenue in the future as we realize the full year effect of our real estate assets purchased in 2010 and as we purchase additional real estate properties.

Property Operating Expenses.  Property operating expenses for the three months ended June 30, 2011 were $4.9 million and were comprised of operating expenses for the ten properties we consolidated, including $1.8 million related to operations at the Courtyard Kauai Coconut Beach Hotel, $1.3 million related to the Florida MOB Portfolio and $0.5 million related to Parrot’s Landing.  For the three months ended June 30, 2010, property operating expenses were $0.6 million and were comprised of operating expenses for 1875 Lawrence and Palms of Monterrey.  We expect property operating expenses to increase in the future as we realize the full year effect of our 2010 acquisitions and as we continue building our portfolio of real estate assets.

Interest Expense.  Interest expense for the three months ended June 30, 2011 was $2.4 million as compared to $0.4 million for the three months ended June 30, 2010.  As of June 30, 2011, our notes payable balance was $203.1 million as compared to a notes payable balance of $48.2 million at June 30, 2010.

Real Estate Taxes.  Real estate taxes for the three months ended June 30, 2011 were $1.3 million related to our consolidated properties.  Real estate taxes for the three months ended June 30, 2010 were $0.2 million and were primarily related to 1875 Lawrence.

Property Management Fees.  Property management fees for the three months ended June 30, 2011 were $0.4 million, related to our consolidated properties.  Property management fees for the three months ended June 30, 2010 were $0.1 million related to 1875 Lawrence and Palms of Monterrey.

Asset Management Fees.   Asset management fees for the three months ended June 30, 2011 were $0.8 million and consisted of asset management fees related to our consolidated properties.  Asset management fees for the three months ended June 30, 2010 were $0.2 million and consisted of asset management fees for 1875 Lawrence, the PAL Loan, Palms of Monterrey note receivable, and Stone Creek.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2011 were $0.6 million, as compared to $0.5 million for the three months ended June 30, 2010, and were comprised of auditing fees, legal fees, board of directors’ fees and other administrative expenses.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended June 30, 2011 was $3.7 million and was comprised of depreciation and amortization expense related to our consolidated properties.  Depreciation and amortization expense for the three months ended June 30, 2010 was $1.1 million and was comprised of depreciation and amortization related to 1875 Lawrence and Palms of Monterrey.

Six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Revenues.  Revenues for the six months ended June 30, 2011 were $22.2 million, an increase of $16.5 million from the six months ended June 30, 2010.  The change in revenue is primarily due to:

•                  an increase in rental revenue of $13.6 million due to the acquisition of our newly consolidated properties in the third and fourth quarters of 2010; and

•                  hotel revenue of $3 million due to the acquisition of the Courtyard Kauai at Coconut Beach Hotel in October 2010.  We had no hotel revenue as of June 30, 2010.

For the six months ended June 30, 2011, we earned interest income from our real estate loan receivable of $2.5 million, all of which was related to the PAL Loan.  For the six months ended June 30, 2010, we earned $2.6 million of interest income from real estate loans receivable, $1.5 million of which was related to the PAL Loan and $1.1 million related to the Palms of Monterrey note receivable.  The debtor associated with the PAL real estate loan receivable has notified us of its intention to exercise its option to prepay the entire balance of the loan on or after August 15, 2011. The payoff of the real estate loan receivable is expected to include principal, accrued but unpaid interest and a prepayment fee of $1 million which will be booked as income when received.  We expect increases in rental revenue in the future as we realize the full year effect of our real estate assets purchased in 2010 and as we purchase additional real estate properties.

Property Operating Expenses.  Property operating expenses for the six months ended June 30, 2011 were $9.6 million and were comprised of operating expenses for the ten properties we consolidated, including $3.7 million related to operations at the Courtyard Kauai Coconut Beach Hotel, $2.6 million related to the Florida MOB Portfolio and $1 million related to Parrot’s Landing.  For the six months ended June 30, 2010, property operating expenses were $0.9 million and were comprised of operating expenses for 1875 Lawrence and Palms of Monterrey.  We expect property operating expenses to increase in the future as we realize the full year effect of our 2010 acquisitions and as we continue building our portfolio of real estate assets.

Interest Expense.  Interest expense for the six months ended June 30, 2011 was $4.7 million as compared to $0.7 million for the six months ended June 30, 2010.  As of June 30, 2011, our notes payable balance was $203.1 million as compared to a notes payable balance of $48.2 million at June 30, 2010.

Real Estate Taxes.  Real estate taxes for the six months ended June 30, 2011 were $2.4 million related to our consolidated properties.  Real estate taxes for the six months ended June 30, 2010 were $0.4 million and were primarily related to 1875 Lawrence.

Property Management Fees.  Property management fees for the six months ended June 30, 2011 were $0.7 million, related to our consolidated properties.  Property management fees for the six months ended June 30, 2010 were $0.1 million related primarily to 1875 Lawrence.

Asset Management Fees.   Asset management fees for the six months ended June 30, 2011 were $1.4 million and consisted of asset management fees related to our consolidated properties.  Asset management fees for the six months ended June 30, 2010 were $0.4 million and consisted of asset management fees for 1875 Lawrence, the PAL Loan, the Palms of Monterrey note receivable and Stone Creek.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2011 were $1.1 million, as compared to $0.9 million for the six months ended June 30, 2010 and were comprised of auditing fees, legal fees, board of directors’ fees and other administrative expenses.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the six months ended June 30, 2011 was $7.9 million and was comprised of depreciation and amortization expense related to our consolidated properties.  Depreciation and amortization expense for the six months ended June 30, 2010 was $1.7 million and was comprised of depreciation and amortization related to 1875 Lawrence and Palms of Monterrey.

Cash Flow Analysis

Cash used in operating activities for the six months ended June 30, 2011 was $1 million and was comprised of the net loss of $7.2 million, adjusted for depreciation and amortization, including amortization of deferred financing fees of $8.2 million, equity in losses of our unconsolidated joint venture of $0.3 million, offset by cash used for working capital and other operating activities of approximately $2.3 million.  Cash used in operating activities for the six months ended June 30, 2010 was $0.8 million and was comprised of net income of $4.9 million, adjusted for depreciation and amortization of $1.3 million, a bargain purchase gain of $5.5 million related to the purchase of Palms of Monterrey, equity in losses of our unconsolidated joint venture of less than $0.1 million, offset by cash used for working capital and other operating activities of approximately $1.6 million.

Cash used in investing activities for the six months ended June 30, 2011 was $35.2 million, and was comprised of purchases of real estate of $33.9 million, cash used for additions of property and equipment of approximately $4.6 million, offset by a decrease in restricted cash of $3.3 million.  Cash used in investing activities for the six months ended June 30, 2010 was $25 million, and was comprised of cash used for purchases of real estate, investment in our real estate loan receivable and purchases of property and equipment of approximately $24.8 million and an increase in restricted cash of $0.2 million.

Cash provided by financing activities for the six months ended June 30, 2011 was $41.3 million, and was comprised of proceeds from notes payable, net of payments and financing costs, of $26 million, the issuance of common stock, net of offering costs, of $15.3 million, redemptions of common stock of $0.7 million, cash distributions to our shareholders of $1.9 million and net contributions from non-controlling interest holders of $2.6 million.  Cash provided by financing activities for the six months ended June 30, 2010 was $69 million, and was comprised of proceeds from notes payable, net of financing costs, of approximately $28.8 million, the issuance of common stock, net of offering costs, of $44 million, redemptions of common stock of $0.6 million, cash distributions to our shareholders of $1.2 million and distributions to noncontrolling interest holders of $2 million.

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  We use FFO, defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, subsidiaries, and noncontrolling interests, as one measure to evaluate our operating performance.

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

FFO should not be considered as an alternative to net income (loss), as an indication of our liquidity, or as an indication of funds available to fund our cash needs, including our ability to make distributions, and should be reviewed in connection with other GAAP measurements.

Our calculation of FFO for the three and six months ended June 30, 2011 and 2010 is presented below ($ in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income (loss)	$(3,737)	$4,189	$(7,173)	$4,948
Net loss (income) attributable to noncontrolling interest	466	(547)	935	(619)
Adjustments for:
Real estate depreciation and amortization(1)	3,351	1,071	7,109	1,652

Funds from operations (FFO)	$80	$4,713	$871	$5,981

GAAP weighted average shares:
Basic and diluted	23,868	18,612	23,349	17,282

FFO per share	$0.01	$0.25	$0.04	$0.35

(1) Real estate depreciation and amortization includes our consolidated depreciation and amortization expense, as well as our pro rata share of those unconsolidated investments which we account for under the equity method of accounting and the noncontrolling interest adjustment for the third-party partners’ share of the real estate depreciation and amortization.

Provided below is additional information related to selected items included in net loss above, which may be helpful in assessing our operating results.

•                  Straight-line rental revenue of $0.1 million and $0.2 million was recognized for the three and six months ended June 30, 2011, respectively.  Straight-line rental revenue of less than $0.1 million was recognized for both the three and six months ended June 30, 2010, respectively.  The noncontrolling interest portion of straight-line rental revenue for each of the three and six months ended June 30, 2011 was less than $0.1 million.  There was no noncontrolling interest portion of straight-line rental revenue for the three or six months ended June 30, 2010.

•                  Net above/below market lease amortization of $0.1 million and $0.3 million was recognized as an increase to rental revenue for the three and six months ended June 30, 2011, respectively.  Net above/below market lease amortization of $0.3 million and $0.5 million was recognized as an increase to rental revenue for the three and six months ended June 30, 2010, respectively.  The noncontrolling interest portion of net above/below market lease amortization for the three and six months ended June 30, 2011 was less than $0.1 million.  There was no noncontrolling interest portion of net above/below market lease amortization for the three and six months ended June 30, 2010.

•                  Amortization of deferred financing costs of $0.2 million and $0.5 million was recognized as interest expense for our notes payable for the three and six months ended June 30, 2011, respectively.  Amortization of deferred financing costs of less than $0.1 million and $0.1 million was recognized as interest expense for our notes payable for the three and six months ended June 30, 2010, respectively.

In addition, cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders.

Distributions

Distributions are authorized at the discretion of our board of directors based on its analysis of our performance over the previous periods and expectations of performance for future periods.  These analyses may include actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, general financial and market conditions and other factors that our board deems relevant.  The board’s decision will be substantially influenced by its obligation to ensure that we maintain our status as a REIT.  In light of the continued uncertainty in the global financial and real estate markets, we cannot provide assurance that we will be able to achieve expected cash flows necessary to continue to pay distributions at any particular level, or at all.  If the current economic conditions continue, our board could determine to reduce our current distribution rate or cease paying distributions in order to conserve cash.

Until proceeds from the Offerings are fully invested and generating sufficient operating cash flow to fully fund the payment of distributions to our stockholders, we have paid and will continue to pay some or all of our distributions from sources other than operating cash flow.  We may, for example, generate cash to pay distributions from financing activities, components of which may include proceeds from the Offerings and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow and investing activities which may include the sale of properties.

Total distributions of $5.7 million were paid to stockholders during the six months ended June 30, 2011.  Distributions funded through the issuance of shares under the DRP during the six months ended June 30, 2011 were $3.8 million.  Accordingly, cash amounts distributed to stockholders during the six months ended June 30, 2011 were $1.9 million and were funded from proceeds from the Initial Offering.  Total distributions of $4.1 million were paid to stockholders during the six months ended June 30, 2010.  Distributions funded through the issuance of shares under the DRP during the six months ended June 30, 2010 were $2.9 million.  Accordingly, cash amounts distributed to stockholders during the six months ended June 30, 2010 were approximately $1.2 million.  A portion of the $1.2 million of cash distributions were funded from cash flow provided by operations.  The remaining cash distributions were funded from proceeds from the Initial Offering.

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

Distributions paid to stockholders are funded through various sources, including cash flow provided by operating activities, proceeds raised from our Initial Offering, reinvestment through our DRP, and/or additional borrowings.  The following summarizes certain information related to the sources of recent distributions (amounts in thousands):

	June 30,
	2011	2010
Total Distributions Paid	$5,736	$4,094

Principal Sources of Funding:
Distribution Reinvestment Plan	$3,863	$2,886
Cash flow used in operating activities	$(1,005)	$(763)
Cash available at the beginning of the period (1)	$49,375	$67,509

(1) Represents the cash available at the beginning of the reporting period primarily attributable to excess funds raised from the issuance of common stock and borrowings, after the impact of historical operating activities, other investing and financing activities.

The following are the distributions paid and declared as of June 30, 2011 and 2010 ($ in thousands except per share amounts).

				Cash Flow	Total	Declared
	Distributions Paid			Used In	Distributions	Distribution
2011	Cash	Reinvested	Total	Operations	Declared	Per Share
2nd Quarter	$972	$1,991	$2,963	$(593)	$2,976	$0.125
1st Quarter	901	1,872	2,773	(412)	2,815	0.123
Total	$1,873	$3,863	$5,736	$(1,005)	$5,791	$0.248

				Cash Flow	Total	Declared
	Distributions Paid			Provided by (Used In)	Distributions	Distribution
2010	Cash	Reinvested	Total	Operations	Declared	Per Share
2nd Quarter	$677	$1,553	$2,230	$(1,933)	$2,323	$0.125
1st Quarter	531	1,333	1,864	1,170	1,967	0.123
Total	$1,208	$2,886	$4,094	$(763)	$4,290	$0.248

Distributions declared per share assumes the share was issued and outstanding each day during the period.  During the six months ended June 30, 2011 and 2010, distributions have been declared at a daily distribution rate of $0.0013699 (an effective annual rate of 5%).  Each day during the six months ended June 30, 2011 and 2010 was a record date for distributions.  On June 22, 2011, our board of directors declared distributions payable to the stockholders of record each day during the months of July, August and September 2011 at a daily distribution rate of $0.0013699.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we evaluate these estimates, including investment impairment.  These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

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

In evaluating our investments for impairment, management may use appraisals and make estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership, and the projected sales price of each of the properties.  A future change in these estimates and assumptions could result in understating or overstating the carrying value of our investments, which could be material to our financial statements.

We believe the carrying value of our operating real estate and loan investments is currently recoverable.  Accordingly, there were no impairment charges for the three or six months ended June 30, 2011 or 2010.  However, if market conditions worsen beyond our current expectations, or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

We maintain approximately $0.3 million in Euro-denominated accounts at European financial institutions.  Accordingly, we are not materially exposed to any significant foreign currency fluctuations related to these accounts.

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $203.1 million in notes payable at June 30, 2011, $97.3 million represented debt subject to variable interest rates, of which $39.6 million is subject to minimum interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.6 million.

Interest rate caps classified as assets were reported at their combined fair value of $0.1 million within prepaid expenses and other assets at June 30, 2011.  A 100 basis point decrease in interest rates would result in a $0.1 million net decrease in the fair value of our interest rate caps.  A 100 basis point increase in interest rates would result in a $0.4 million net increase in the fair value of our interest rate caps.

Item 4.                                   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 30, 2011, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                                   Legal Proceedings.

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.                          Risk Factors.

Other than the risk factors presented below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

We and the other public Behringer Harvard sponsored programs have experienced losses in the past, and we may experience similar losses in the future.

For the year ended December 31, 2010, we made cumulative distributions of $9.3 million, we had a net loss of $8.2 million, and negative cash flow from operations of $8.2 million.  For the six months ended June 30, 2011, we made cumulative distributions of $5.7 million, we had a net loss of $7.4 million, and negative cash flow from operations of $1.1 million.  Our losses can be attributed, in part, to the initial start-up costs and operating expenses incurred prior to purchasing properties and making investments in properties that are in lease up and have not yet reached stabilization.  In addition, depreciation and amortization expenses substantially reduced our income.  Due to recent changes in accounting principles generally accepted in the United States (“GAAP”) which were effective in 2009, acquisition expenses now also reduce income (prior to 2009 such expenses were capitalized.  Acquisition expenses related to equity investments are still capitalized under GAAP).  Historically, other public programs sponsored by affiliates of our advisor have also experienced losses, especially during the early periods of their operation.  We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

If we fail to diversify our investment portfolio, downturns relating to certain geographic regions, types of assets, industries or business sectors may have a more significant adverse impact on our assets and our ability to pay distributions than if we had a diversified investment portfolio.

While we intend to diversify our portfolio of investments in the manner described in the prospectus related to the Follow-On Offering, we are not required to observe specific diversification criteria.  Therefore, our investments in target assets may at times be concentrated in certain asset types that are subject to higher risk of foreclosure, or secured by assets concentrated in a limited number of geographic locations.  As of June 30, 2011, 61% and 17% of our revenue (which includes base rent from our office and industrial properties and revenue from our multifamily and hotel properties) was derived from tenants in Florida and Hawaii, respectively and 86% of our lease agreements at the office and industrial properties which we consolidate on our balance sheets is concentrated in the health care and social assistance industry.  To the extent that our portfolio is concentrated in limited geographic regions, types of assets, industries or business sectors, downturns relating generally to such region, type of asset, industry or business sector may result in tenants defaulting on their lease obligations at a number of our properties within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to pay distributions to you.

Many of our investments will be dependent on tenants for revenue, and lease expirations and terminations could reduce our ability to make distributions to stockholders.

The success of our real property investments often will be materially dependent on the occupancy rates of our properties and the financial stability of our tenants.  Leases representing 31% of our annualized base rent will expire by the end of 2012.  These lease expirations are spread among four of our investments with no one lease accounting for greater than 14% of the expirations through 2012 by annualized base rent.  If we are unable to renew or extend the expiring leases under similar terms or are unable to negotiate new leases, it would negatively impact our liquidity and consequently adversely affect our ability to fund our ongoing operations.  In addition, lease payment defaults by tenants could cause us to reduce the amount of distributions to stockholders.  A default by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and cause us to have to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage.  In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property.  If significant leases are terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.  Additionally, loans that we make generally will relate to real estate.  As a result, the borrower’s ability to repay the loan may be dependent on the financial stability of the tenants leasing the related real estate.

Recent market disruptions may adversely impact aspects of our operating results and operating condition.

The U.S. government recently increased its borrowing capacity under the federal debt ceiling.  Despite the increase to the federal debt ceiling, on August 5, 2011, Standard & Poor’s Rating Services, Inc. downgraded the U.S. government’s AAA sovereign credit rating to AA+ with a negative outlook.  On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt.   On August 2, 2011 Fitch Inc. affirmed its existing sovereign rating of the U.S. government, but stated that the rating is under review. In July 2011, Moody’s Investors Services, Inc. (“Moody’s”) placed the U.S. government under review for a possible credit rating downgrade and on August 2, 2011 it confirmed the U.S. government’s existing sovereign rating, but stated that the U.S. government’s rating outlook is negative.    There continues to be a perceived risk of future sovereign credit ratings downgrade of the U.S. government, including the ratings of U.S. Treasury securities.  A downgrade of U.S. sovereign credit ratings could correspondingly impact the credit ratings of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government, such as debt issued by Fannie Mae and Freddie Mac.  In addition, certain European nations continue to experience varying degrees of financial stress, and yields on government-issued bonds in Greece, Ireland, Italy, Portugal and Spain have risen and remain volatile. Despite assistance packages to Greece, Ireland and Portugal, the creation of a joint EU-IMF European Financial Stability Facility in May 2010, and a recently announced plan to expand financial assistance to Greece, uncertainty over the outcome of the European Union (“EU”) governments’ financial support programs and worries about sovereign finances persist. Market concerns over the direct and indirect exposure of European banks and insurers to these EU peripheral nations has resulted in a widening of credit spreads and increased costs of funding for some European financial institutions.  These recent events may reduce investor confidence and lead to further weakening of the U.S. and global economies. In particular, this could cause disruption in the capital markets and impact the stability of future U.S. treasury auctions and the trading market for U.S. government securities, resulting in increased interest rates and borrowing costs.

Our business may be affected by market and economic challenges experienced by the U.S. and global economies. These conditions may materially affect the value and performance of our properties, and may affect our ability to pay distributions, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due. These challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, recent global market disruptions may have the following consequences:

•      the financial condition of our tenants may be adversely affected, which may result in us having to increase concessions, reduce rental rates or make capital improvements beyond those contemplated at the time we acquired the properties in order to maintain occupancy levels or to negotiate for reduced space needs, which may result in a decrease in our occupancy levels;

•      significant job losses have occurred and may continue to occur, which may decrease demand for our office space, our multifamily communities and our hospitality properties and result in lower occupancy levels, which will result in decreased revenues and which could diminish the value of our properties, which depend, in part, upon the cash flow generated by our properties;

•      an increase in the number of bankruptcies or insolvency proceedings of our tenants and lease guarantors, which could delay our efforts to collect rent and any past due balances under the relevant leases and ultimately could preclude collection of these sums;

•      credit spreads for major sources of capital may continue to widen as investors demand higher risk premiums, resulting in lenders increasing the cost for debt financing;

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

•      the value of certain of our properties may have decreased below the amounts we paid for them, which may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;

•      one or more counterparties to our derivative financial instruments could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of these instruments; and

•      the value and liquidity of our short-term investments could be reduced as a result of the dislocation of the markets for our short-term investments and increased volatility in market rates for such investments or other factors.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

On January 4, 2008, our Registration Statement on Form S-11 (File No. 333-140887), covering the Initial Offering of up to 125,000,000 shares of common stock, was declared effective under the Securities Act. The Initial Offering commenced on January 21, 2008 and terminated according to its own terms on July 3, 2011.

We offered a maximum of 100,000,000 shares in our primary offering component of the Initial Offering for an aggregate offering price of up to $1 billion, or $10.00 per share with discounts available to certain categories of purchasers.  The 25,000,000 shares offered under the DRP component of the Initial Offering were offered at an aggregate offering price of $237.5 million, or $9.50 per share.  Behringer Securities LP, an affiliate of our Advisor, was the dealer manager of the Initial Offering.  On July 5, 2011, the SEC declared effective our follow-on registration statement to register 50,000,000 shares of our common stock at a price of $10.00 per share in our primary offering and 25,000,000 shares of common stock pursuant to our DRP at $9.50 per share.  We may reallocate the shares of common stock being offered between the primary and DRP components of the Follow-On Offering.

As of June 30, 2011, we had sold an aggregate 23,230,698 shares from the primary offering component of the Initial Offering on a best efforts basis for gross offering proceeds of approximately of $231.9 million.  In addition, as of June 30, 2011, we had sold an aggregate of 1,461,532 shares from the DRP for gross offering proceeds of $13.9 million.

From the commencement of the Initial Offering through June 30, 2011, we incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the primary offering component of the Initial Offering ($ in thousands):

Type of Expense	Amount
Other expenses to affiliates (1)	$29,183
Other expenses to non-affiliates	—

Total expenses	$29,183

(1)”Other expenses to affiliates” includes commissions, dealer manager fees and organizational and offering expenses paid to Behringer Securities or our advisor, which reallowed all or a portion of the commissions and fees to soliciting dealers.

From the commencement of the Initial Offering through June 30, 2011, the net offering proceeds to us from the primary offering component of the Initial Offering, after deducting the total expenses incurred described above, were $202.7 million.  From the commencement of the Initial Offering through June 30, 2011, we had used $179.2 million of such net proceeds to purchase interests in real estate (net of acquisition date debt) and real estate-related investments.  Of the amount used for the purchase of these investments, $8.3 million was paid to the Advisor as acquisition and advisory fees and acquisition expense reimbursement.

Recent Sales of Unregistered Securities

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Redemption Program

Our board of directors has adopted a share redemption program that permits stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations of the program.  Our board of directors can amend the provisions of our share redemption program without the approval of our stockholders.  The terms on which we redeem shares may differ between redemptions upon a stockholder’s death, “qualifying disability” (as defined in the share redemption program) or confinement to a long-term care facility (collectively, “Exceptional Redemptions”) and all other redemptions (“Ordinary Redemptions”).  The purchase price for shares redeemed under the redemption program is set forth below.

In the case of Ordinary Redemptions, the purchase price per share will equal 90% of (i) the most recently disclosed estimated value per share as determined in accordance with our valuation policy, less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders after the valuation was determined (the “Valuation Adjustment”); provided, however, that the purchase price per share shall not exceed: (1) prior to the first valuation conducted by the board of directors, or a committee thereof (the “Initial Board Valuation”), under the valuation policy, 90% of (a) average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) (the “Original Share Price”) less (b) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by the board of directors, distributed to stockholders prior to the redemption date (the “Special Distributions”); or (2) on or after the Initial Board Valuation, the Original Share Price less any Special Distributions.

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

Notwithstanding the redemption prices set forth above, our board of directors may determine, whether pursuant to formulas or processes approved or set by our board of directors, the redemption price of the shares, which may differ between Ordinary Redemptions and Exceptional Redemptions; provided, however, that we must provide at least 30 days’ notice to stockholders before applying this new price determined by our board of directors.

Any shares approved for redemption will be redeemed on a periodic basis as determined from time to time by our board of directors, and no less frequently than annually. We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. Generally, the cash available for redemption on any particular date will be limited to the proceeds from our DRP during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period, plus, if we had positive operating cash flow during such preceding four fiscal quarters, 1% of all operating cash flow during such preceding four fiscal quarters.  The redemption limitations apply to all redemptions, whether Ordinary or Exceptional Redemptions.

For the three months ended June 30, 2011 our board of directors redeemed all 14 redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 367,273 shares redeemed since inception.  During the quarter ended June 30, 2011, we redeemed shares as follows:

2011	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
April	—	$—	—
May	21,349	$9.05	21,349	(1)
June	—	$—	—

	21,349	$9.05	21,349	(1)

(1) A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.                                   Defaults Upon Senior Securities.

None.

Item 4.                                   Removed and Reserved.

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

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

Dated: August 15, 2011	By:	/s/ Kymberlyn K. Janney
Kymberlyn K. Janney
Chief Financial Officer and Treasurer
Principal Financial Officer

Index to Exhibits

Exhibit Number	Description

3.1

Second Articles of Amendment and Restatement as amended by the First Articles of Amendment and the Second Articles of Amendment (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on November 14, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K filed on March 30, 2010)

3.2(a)	Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(a) to Form 10-K filed on March 30, 2010)

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-169345)

4.2

Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-169345)

4.3

Second Amended and Restated Automatic Purchase Plan (incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-169345)

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

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*	Section 1350 Certification**

32.2*	Section 1350 Certification**

101**

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 15, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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