Form 10-Q
period 2011-09-30
Behringer Harvard Opportunity REIT II, Inc.
filed 2011-11-14
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 28, 2011, Behringer Harvard Opportunity REIT II, Inc. had 24,774,823 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

FORM 10-Q

Quarter Ended September 30, 2011

PART I

FINANCIAL INFORMATION

Item 1.                   Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Balance Sheets

(in thousands, except shares)

(unaudited)

	September 30,	December 31,
	2011	2010
Assets
Real estate
Land and improvements, net	$82,432	$75,032
Buildings and improvements, net	205,930	175,302
Real estate under development	86	314
Total real estate	288,448	250,648

Real estate loan receivable, net	—	25,202
Total real estate and real estate-related investments, net	288,448	275,850

Cash and cash equivalents	81,320	49,375
Restricted cash	7,522	10,891
Accounts receivable, net	8,610	1,202
Receivable from related party	1,864	—
Interest receivable-real estate loan receivable	—	2,227
Prepaid expenses and other assets	1,680	1,283
Investment in unconsolidated joint venture	—	4,428
Furniture, fixtures and equipment, net	7,266	6,812
Acquisition deposits	477	—
Deferred financing fees, net	4,199	4,273
Lease intangibles, net	7,812	11,138
Total assets	$409,198	$367,479

Liabilities and Equity
Notes payable	$205,148	$175,378
Accounts payable	2,495	1,605
Payables to related parties	—	526
Acquired below-market leases, net	1,417	2,090
Distributions payable	1,009	940
Accrued and other liabilities	6,937	4,729
Total liabilities	217,006	185,268

Commitments and contingencies
Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 24,576,034 and 22,329,502 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	2	2
Additional paid-in capital	218,012	195,149
Accumulated distributions and net loss	(38,306)	(23,883)
Accumulated other comprehensive income	220	410
Total Behringer Harvard Opportunity REIT II, Inc. equity	179,928	171,678
Noncontrolling interest	12,264	10,533
Total equity	192,192	182,211
Total liabilities and equity	$409,198	$367,479

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues
Rental revenue	$9,320	$3,007	$26,089	$6,204
Hotel revenue	1,865	—	4,856	—
Interest income from real estate loan receivable	444	1,169	2,926	3,753

Total revenues	11,629	4,176	33,871	9,957

Expenses:
Property operating expenses	5,417	1,097	14,967	2,016
Interest expense	2,554	702	7,217	1,399
Real estate taxes	1,246	303	3,683	663
Property management fees	319	86	1,049	196
Asset management fees	801	292	2,205	683
General and administrative	613	706	1,667	1,562
Acquisition expense	331	3,135	1,786	4,581
Depreciation and amortization	3,902	1,577	11,803	3,235
Total expenses	15,183	7,898	44,377	14,335

Interest income, net	24	180	111	437
Gain on sale of investment	—	152	—	152
Bargain purchase gain	—	—	—	5,492
Other income (expense)	821	5	821	(133)

Income (loss) before equity in earnings (losses) of unconsolidated joint ventures and noncontrolling interest	(2,709)	(3,385)	(9,574)	1,570

Equity in earnings (losses) of unconsolidated joint ventures	2,989	(144)	2,681	(151)

Net income (loss)	280	(3,529)	(6,893)	1,419
Net (income) loss attributable to the noncontrolling interest	416	231	1,351	(388)

Net income (loss) attributable to common shareholders	$696	$(3,298)	$(5,542)	$1,031

Weighted average shares outstanding:
Basic and diluted	24,508	20,509	23,739	18,369

Net income (loss) per share attributable to common shareholders
Basic and diluted	$0.03	$(0.16)	$(0.23)	$0.06

Comprehensive income (loss):
Net income (loss)	$280	$(3,529)	$(6,893)	$1,419
Other comprehensive income (loss):
Unrealized losses on interest rate derivatives	(104)	—	(346)	—
Foreign currency translation gain	(169)	373	87	373
Total other comprehensive income (loss)	(273)	373	(259)	373
Comprehensive income (loss)	7	(3,156)	(7,152)	1,792
Comprehensive loss attributable to noncontrolling interest	437	—	1,420	—
Comprehensive income (loss) attributable to common shareholders	$444	$(3,156)	$(5,732)	$1,792

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of  Equity

(in thousands)

(unaudited)

							Accumulated
	Convertible Stock		Common Stock		Additional	Accumulated	Other
	Number	Par	Number	Par	Paid-in	Distributions and	Comprehensive	Noncontrolling	Total
	of Shares	Value	of Shares	Value	Capital	Net (Loss)	Income (loss)	Interest	Equity
Balance at January 1, 2010	1	$—	14,649	$1	$126,815	$(6,839)	$—	$2,622	$122,599

Issuance of common stock, net			6,596	1	58,452				58,453
Redemption of common stock			(130)		(1,189)				(1,189)
Distributions declared on common stock						(6,877)			(6,877)
Contributions from noncontrolling interest								3,404	3,404
Distributions to noncontrolling interest								(2,057)	(2,057)
Foreign currency translation gain							373		373
Net income						1,031		388	1,419
Balance at September 30, 2010	1	$—	21,115	$2	$184,078	$(12,685)	$373	$4,357	$176,125

Balance at January 1, 2011	1	$—	22,330	$2	$195,149	$(23,883)	$410	$10,533	$182,211

Issuance of common stock, net			2,420	—	24,436				24,436
Redemption of common stock			(174)		(1,573)				(1,573)
Distributions declared on common stock						(8,881)			(8,881)
Contributions from noncontrolling interest								3,648	3,648
Distributions to noncontrolling interest								(497)	(497)
Other comprehensive income (loss):
Unrealized losses on interest rate derivatives							(277)	(69)	(346)
Foreign currency translation gain							87		87
Net loss						(5,542)		(1,351)	(6,893)
Balance at September 30, 2011	1	$—	24,576	$2	$218,012	$(38,306)	$220	$12,264	$192,192

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(6,893)	$1,419
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	11,484	2,536
Amortization of deferred financing fees	1,008	143
Equity in (earnings)/losses of unconsolidated joint venture	(2,681)	151
Bargain purchase gain	—	(5,492)
Gain on sale of interest in unconsolidated joint venture	—	(152)
Change in operating assets and liabilities:
Accounts receivable	(301)	(285)
Interest receivable-real estate loan receivable	2,227	(1,246)
Prepaid expenses and other assets	(1,182)	(9)
Accounts payable	(250)	338
Accrued and other liabilities	2,007	789
Net payables to related parties	(152)	182
Addition of lease intangibles	(556)	(267)
Cash provided by (used in) operating activities	4,711	(1,893)

Cash flows from investing activities:
Acquisition deposits	—	(2,222)
Purchases of real estate	(37,381)	(64,186)
Investment in unconsolidated joint venture	—	(4,630)
Proceeds from sale of interest in unconsolidated joint venture	—	616
Investment in real estate loans receivable	—	(12,594)
Additions of property and equipment	(8,975)	(893)
Repayment of notes receivable	25,000	—
Change in restricted cash	4,861	(583)
Cash used in investing activities	(16,495)	(84,492)

Cash flows from financing activities:
Financing costs	(728)	(1,401)
Proceeds from notes payable	30,626	59,479
Payments on notes payable	(1,212)	—
Issuance of common stock	17,934	61,031
Redemptions of common stock	(1,573)	(624)
Offering costs	(1,647)	(6,785)
Distributions	(2,899)	(2,002)
Contributions from noncontrolling interest holders	3,648	3,404
Distributions to noncontrolling interest holders	(497)	(2,057)
Cash provided by financing activities	43,652	111,045

Effect of exchange rate changes on cash and cash equivalents	77	4
Net change in cash and cash equivalents	31,945	24,664
Cash and cash equivalents at beginning of period	49,375	67,509
Cash and cash equivalents at end of period	$81,320	$92,173

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

We acquire and operate commercial real estate and real estate-related assets.  In particular, we focus generally on acquiring commercial properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  In addition, given economic conditions as of September 30, 2011, our opportunistic investment strategy also includes investments in real estate-related assets that present opportunities for higher current income.  Such investments may have capital gain characteristics, whether as a result of a discounted purchase or related equity participations.  We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily and other real properties.  These properties may be existing, income-producing properties, newly constructed properties, or properties under development or construction.  They may include multifamily properties purchased for conversion into condominiums or single-tenant properties that may be converted for multi-tenant use.  We may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  Further, we may also originate or invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans, and Section 1031 tenant-in-common interests (including those issued by affiliates of our Advisor, as defined below), or in entities that make investments similar to the foregoing.  We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions.  We completed our first property acquisition, an office building located in Denver, Colorado, on October 28, 2008.  As of September 30, 2011, we consolidated ten real estate assets.

Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware on January 12, 2007 (“Behringer Harvard Opportunity OP II”).  As of September 30, 2011, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, was the sole general partner of Behringer Harvard Opportunity OP II and owned a 0.1% partnership interest in Behringer Harvard Opportunity OP II.  As of September 30, 2011, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of Behringer Harvard Opportunity OP II and owned the remaining 99.9% interest in Behringer Harvard Opportunity OP II.

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

Public Offerings of Common Stock

On February 26, 2007, we filed an initial Registration Statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer up to 125,000,000 shares of common stock for sale to the public (the “Initial Offering”), of which 25,000,000 shares were being offered pursuant to our distribution reinvestment plan (the “DRP”).  The SEC declared our Registration Statement effective on January 4, 2008, and we commenced the Initial Offering on January 21, 2008.  On July 3, 2011, we ceased offering shares of common stock in the Initial Offering.  On September 29, 2011, we filed a post-effective amendment to the initial Offering registration statement to deregister 25,166,864 shares of unsold common stock in the Initial Offering.

Prior to termination of the Initial Offering, on September 13, 2010, we filed a second Registration Statement on Form S-11 with the SEC to register a follow-on public offering of up to 75,000,000 shares of our common stock for sale to the public (the “Follow-On Offering” and, together with the Initial Offering, the “Offerings”), of which 25,000,000 shares are being offered pursuant to the DRP.  We reserve the right to reallocate the shares we are offering between our primary offering and the DRP.  On July 5, 2011, the Follow-On Offering registration statement was declared effective by the SEC, and we commenced offering shares under the Follow-On Offering.  Through September 30, 2011, we raised gross offering

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

proceeds of approximately $248.9 million from the sale of approximately 25 million shares under the Initial Offering and the Follow-On Offering (collectively, the “Offerings”), including shares sold under the DRP.

In connection with our initial capitalization, on January 19, 2007, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer Harvard Holdings.  As of September 30, 2011, we had 24,576,034 shares of common stock outstanding, which includes the 22,471 shares issued to Behringer Harvard Holdings.  As of September 30, 2011, we had 1,000 shares of convertible stock issued and outstanding to Behringer Harvard Holdings.

We commenced operations on April 1, 2008 upon satisfaction of the conditions of our escrow agreement and our acceptance of initial subscriptions of common stock in the Initial Offering.  Upon admission of new stockholders, subscription proceeds are used for payment of dealer manager fees and selling commissions and may be utilized as consideration for investments and the payment or reimbursement of offering expenses and operating expenses.  Until required for such purposes, net offering proceeds are held in short-term, liquid investments.  We are currently using the net proceeds from the Offerings primarily to acquire real estate and real estate-related assets consistent with our opportunistic investment strategy.  As of September 30, 2011, we had issued 25,037,007 shares of our common stock, including 22,471 shares owned by Behringer Harvard Holdings, and 1,677,217 shares issued through the DRP.  As of September 30, 2011, we had redeemed 460,973 shares of our common stock.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying consolidated balance sheet as of September 30, 2011, the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010 and consolidated statements of equity and cash flows for the nine months ended September 30, 2011 and 2010 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to fairly present our consolidated financial position as of September 30, 2011 and December 31, 2010 and our consolidated results of operations and cash flows for the periods ended September 30, 2011 and 2010.  Such adjustments are of a normal recurring nature.

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

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any below-market fixed rate renewal option for below-market leases.  We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the above determined lease term.

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

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Anticipated amortization expense associated with the acquired lease intangibles for each of the following five years as of September 30, 2011 is as follows:

Lease / Other
Intangibles
October 1, 2011 - December 31, 2011	$635
2012	1,719
2013	1,251
2014	725
2015	370

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

				Acquired
	Buildings and	Land and	Lease	Below-Market
September 30, 2011	Improvements	Improvements	Intangibles	Leases
Cost	$215,724	$83,474	$15,355	$(2,352)
Less: depreciation and amortization	(9,794)	(1,042)	(7,543)	935

Net	$205,930	$82,432	$7,812	$(1,417)

				Acquired
	Buildings and	Land and	Lease	Below-Market
December 31, 2010	Improvements	Improvements	Intangibles	Leases
Cost	$179,319	$75,187	$15,043	$(3,138)
Less: depreciation and amortization	(4,017)	(155)	(3,905)	1,048

Net	$175,302	$75,032	$11,138	$(2,090)

Cash and Cash Equivalents

We consider investments in highly liquid money market funds or investments with original maturities of three months or less to be cash equivalents.  The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

Restricted Cash

As required by our lenders, restricted cash is held in escrow accounts for anticipated capital expenditures, real estate taxes and other reserves for our consolidated properties.  Capital reserves are typically utilized for non-operating expenses such as tenant improvements, leasing commissions and major capital expenditures.  Alternatively, a lender may require its own formula for an escrow of capital reserves.

Investment Impairment

For all of our real estate and real estate related investments, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  Examples of the types of events and circumstances that would cause management to assess our assets for potential impairment include, but are not limited to:  a significant decrease in the market price of an asset; a significant adverse change in the manner in which the asset is being used; an accumulation of costs in excess of the acquisition basis plus construction of the property; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers and changes in the global and local markets or economic conditions.  Our assets may at times be concentrated in limited geographic locations and, to the extent that our portfolio is concentrated in limited geographic locations, downturns specifically related to such regions may result in tenants defaulting on their lease obligations at a portion of our properties within a short time period, which may result in asset impairments.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  We consider projected future undiscounted cash flows, trends, strategic decisions

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

regarding future development plans, and other factors in our assessment of whether impairment conditions exist.  While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.

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

We believe the carrying value of our operating real estate is currently recoverable.  Accordingly, there were no impairment charges for the nine months ended September 30, 2011 or 2010.  However, if market conditions worsen beyond our current expectations, or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Straight-line rental revenue of $0.1 million and $0.3 million was recognized in rental revenues for the three and nine months ended September 30, 2011, respectively.  Straight-line rental revenue of $0.1 million was recognized in rental revenues for both the three and nine months ended September 30, 2010.  Net below market lease amortization of less than $0.1 million and $0.3 million was recognized in rental revenues for the three and nine months ended September 30, 2011, respectively.  Net below market lease amortization of $0.2 million and $0.7 million was recognized in rental revenues for the three and nine months ended September 30, 2010, respectively.

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

Accounts Receivable

Accounts receivable primarily consisted of a receivable of $7.1 million for the proceeds from the sale of Inland Empire Distribution Center due to us from the unconsolidated joint venture, receivables from our tenants related to our consolidated properties of $0.8 million and straight-line rental revenue receivables of $0.8 million as of September 30, 2011.  The proceeds from the sale of Inland Empire Distribution Center were received subsequent to September 30, 2011.  As of December 31, 2010, accounts receivable primarily consisted of receivables from our tenants related to our consolidated properties of $0.8 million and straight-line rental revenue receivables of $0.4 million.

Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of five to seven years.  Maintenance and repairs are charged to operations as incurred while improvements to such assets are capitalized.  Accumulated depreciation associated with our furniture, fixtures, and equipment was $1.2 million and $0.3 million as of September 30, 2011 and December 31, 2010, respectively.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized to interest expense of our notes payable using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $1.2 million and $0.4 million as of September 30, 2011 and December 31, 2010, respectively.

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

As of September 30, 2011, we do not have any derivatives designated as net investment hedges or fair value hedges.  No derivatives were being used for trading or speculative purposes.  See Notes 5 and 13 for further information regarding our derivative financial instruments.

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

Upon completion of the Follow-On Offering, the Advisor will reimburse us to the extent that the total amount spent on organization and offering expenses in the Offerings (other than selling commissions and the dealer manager fee) exceeds 1.5% of the gross proceeds raised in the primary component of the Offerings; however, if we have reimbursed the Advisor less than 1.5% of the gross proceeds raised in the primary component of the Offerings, we will reimburse the Advisor for any additional organization and offering expenses it incurs up to the 1.5% limit.  We have limited the amount of organization and offering reimbursement accruals to amounts we currently expect to have to dispense.  Based on our current review of projected gross proceeds from our Offerings, we have booked a receivable from the Advisor for $2.3 million of organization and offering expenses that were previously reimbursed to the Advisor.

Organization and offering expenses are defined generally as any and all costs and expenses incurred by us in connection with our formation, preparing for the Offerings, the qualification and registration of the Offerings, and the marketing and distribution of our shares.  Organization and offering expenses include, but are not limited to, accounting and legal fees; costs to amend the registration statement and supplement the prospectus; printing, mailing and distribution costs; filing fees; amounts to reimburse our Advisor or its affiliates for the salaries of employees; and other costs in connection with preparing supplemental sales literature; telecommunication costs; fees of the transfer agent, registrars, trustees, escrow holders, depositories and experts; and fees and costs for employees of our Advisor or its affiliates to attend industry conferences.

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

The Euro is the functional currency for the operations of Holstenplatz.  We also maintain a Euro-denominated bank account that is translated into U.S. dollars at the current exchange rate at the last day of each reporting period.  The resulting translation adjustments are recorded as a separate component of AOCI in our consolidated statement of equity.  For the nine months ended September 30, 2011, the foreign currency translation adjustment was a gain of $0.1 million.  For the nine months ended September 30, 2010, the foreign currency translation adjustment was a gain of $0.4 million.

Accumulated Other Comprehensive Income (Loss)

AOCI, which is reported in the accompanying consolidated statement of equity, consists of gains and losses affecting equity that are excluded from net income (loss) under GAAP.  The components of AOCI consist of cumulative foreign currency translation gains and losses and the unrealized gain on derivative instruments.

Stock-Based Compensation

We have adopted a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates.  We have not issued any stock-based awards under the plan as of September 30, 2011.

Concentration of Credit Risk

At September 30, 2011 and December 31, 2010, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Noncontrolling Interest

Noncontrolling interest represents the noncontrolling ownership interest’s proportionate share of the equity in our consolidated real estate investments.  Income and losses are allocated to noncontrolling interest holders based on their ownership percentage.

Earnings per Share

Net income (loss) per share is calculated based on the weighted average number of common shares outstanding during each period.  The weighted average shares outstanding used to calculate both basic and diluted income (loss) per share were the same for the three and nine months ended September 30, 2011 and 2010, as there were no potentially dilutive securities outstanding.

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

4.                                      New Accounting Pronouncements

In April 2011, the FASB issued further clarification on when a loan modification or restructuring is considered a troubled debt restructuring. In determining whether a loan modification represents a troubled debt restructuring, an entity should consider whether the debtor is experiencing financial difficulty and the lender has granted a concession to the borrower. This guidance is to be applied retrospectively, with early application permitted.  This guidance was effective for the first interim or annual period beginning on or after June 15, 2011. The adoption of this guidance did not have a material impact on our financial statements or disclosures.

In May 2011, the FASB issued updated guidance for fair value measurements.  The guidance amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating this guidance to determine if it will have a material impact on our financial statements or disclosures.

In June 2011, the FASB issued updated guidance related to comprehensive income.  The guidance requires registrants to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, registrants will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  Our current presentation complies with the guidance of this new standard.

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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

September 30, 2011	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$24	$—	$24

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$372	$—	$372

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

As of September 30, 2011 and December 31, 2010, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities and the carrying value of real estate loans receivable reasonably approximated fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.  We had no real estate loans receivable as of September 30, 2011.

The notes payable of $205.1 million and $175.4 million as of September 30, 2011 and December 31, 2010, respectively, have a fair value of approximately $209.4 million and $178.5 million as of September 30, 2011 and December 31, 2010, respectively, based upon interest rates for debt with similar terms and remaining maturities that management believes we could obtain.

7.                                      Real Estate and Real Estate-Related Investments

As of September 30, 2011, we consolidated ten real estate assets.  The following table presents certain information about our consolidated investments as of September 30, 2011:

Property Name	Location	Date Acquired	Approximate Rentable Square Footage or Number of Units and Total Square Feet of Units	Description	Encumbrances	Ownership Interest
1875 Lawrence	Denver, CO	October 28, 2008	185,000	15-story office building	$ 20.8 million	100%
Palms of Monterey	Fort Myers, FL	May 10, 2010	408 units / 518,000 square feet	Multifamily	19.7 million	90%
Holstenplatz	Hamburg, Germany	June 30, 2010	80,000	8-story office	10.6 million	100%
Archibald Business Center	Ontario, California	August 27, 2010	231,000	Office and industrial warehouse	6.3 million	80%
Parrot’s Landing	North Lauderdale, Florida	September 17, 2010	560 units / 519,000 square feet	Multifamily	29.1 million	90%
Florida MOB Portfolio (1)	South Florida	October 8, 2010/October 20, 2010 (2)	694,000	Medical office	33.7 million	90	%(2)
Courtyard Kauai Coconut Beach Hotel	Kauai, Hawaii	October 20, 2010	311 Rooms (3)	Hotel	38 million	80%
Interchange Business Center	San Bernardino, California	November 23, 2010	802,000	Industrial	19.4 million	80%
River Club apartments and the Townhomes at River Club (formerly referred to as the UGA Portfolio)	Athens, Georiga	April 25, 2011	1,128 beds (4)	Student housing	25.2 million	85%
Babcock Self Storage	San Antonio, Texas	August 30, 2011	537 units	self storage	2.3 million	85%

(1) We acquired a portfolio of eight medial office buildings, known as the Original Florida MOB Portfolio on October 8, 2010. We acquired a medical office building known as Gardens Medical Pavilion on October 20, 2010. Collectively, the Original Florida MOB Portfolio and Gardens Medical Pavilion are referred to as the Florida MOB Portfolio.

(2) The Florida MOB Portfolio consists of nine Medical Office Buildings. We own 90% of each of eight of the buildings. We own 90% of a 90% JV interest in the ninth building, Gardens Medical Pavilion.
(3) The Courtyard Kauai Coconut Beach Hotel has 311 rooms and approximately 6,200 square feet (unaudited) of meeting space.
(4) The River Club apartments and the Townhomes at River Club consists of two student housing complexes located in Athens, Georgia with a total of 1,128 beds.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

In September 2011, we entered into a purchase and sale agreement to sell Archibald Business Center to an unaffiliated third party for a contract sales price of approximately $15 million.  We expect the sale to close by the end of the year, however there is no guarantee that the sale will close.  We do not believe that Archibald Business Center meets the criteria of a held for sale property as of September 30, 2011.

Real Estate Asset Acquisitions

Babcock Self Storage

On August 30, 2011, we acquired, through a joint venture a 537 unit self storage facility located in San Antonio, Texas (“Babcock Self Storage”) for approximately $3.5 million, excluding closing costs, from an unaffiliated third party.  Our ownership interest in the joint venture is 85%.  In connection with the purchase, the joint venture entered into an acquisition loan from an unaffiliated lender secured by the self storage facility for $2.3 million.  The loan bears interest at 5.8% per annum and requires monthly payments of principal and interest.  The loan matures on August 30, 2018.

Babcock Self Storage contributed rental revenue of less than $0.1 million and a GAAP net loss of $0.2 million to our consolidated statements of operations for the period from August 30, 2011 through September 30, 2011.  The following unaudited pro forma summary presents consolidated information as if the business combination had occurred on January 1, 2010:

	Pro Forma for the Nine Months Ended September 30,
	2011	2010
Revenue	$34,095	$10,227
Net income (loss)	$(6,749)	$1,113
Net income (loss) per share	$(0.28)	$0.06

These pro forma amounts have been calculated after applying our accounting policies and adjusting the results of Babcock Self Storage to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to the tangible and intangible assets had been applied from January 1, 2010.  Included in the pro forma net loss for both the nine months ended September 30, 2011 and the pro forma net gain for the nine months ended September 30, 2010 is depreciation and amortization expense of $0.1 million.

During the nine months ended September 30, 2011, we incurred $0.2 million in acquisition expenses related to the acquisition of Babcock Self Storage.  The following table summarizes the amounts of identified assets acquired at the acquisition date:

Babcock Self Storage
Land Value	$884
Land Improvements	163
Building	2,453
Total allocated purchase price	$3,500

River Club and the Townhomes at River Club (formerly referred to as the UGA Portfolio)

On April 25, 2011, we acquired, through a joint venture a 1,128-bed student housing portfolio located near the University of Georgia campus in Athens, Georgia (“River Club and the Townhomes at River Club”) for approximately $32.8 million, excluding closing costs, from an unaffiliated third party.  Our ownership interest in the joint venture is 85%.  In connection with the purchase, the joint venture entered into two mortgage loan agreements with an unaffiliated third party secured by the student housing portfolio for $17.7 million and $7.5 million.  The loans bear interest at 5.26% per annum and require monthly interest-only payments through May 2013, followed by monthly principal and interest payments.  The loans mature on May 1, 2018 and may be prepaid in whole, but not in part, subject to a prepayment premium if repayment is made prior to November 2017.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

River Club and the Townhomes at River Club contributed rental revenue of $2.1 million and a GAAP net loss of $1.4 million to our consolidated statements of operations for the period from April 25, 2011 through September 30, 2011.  The following unaudited pro forma summary presents consolidated information as if the business combination had occurred on January 1, 2010:

	Pro Forma for the Nine Months Ended September 30,
	2011	2010
Revenue	$34,194	$12,404
Net loss	$(6,912)	$(2,409)
Net loss per share	$(0.29)	$(0.13)

These pro forma amounts have been calculated after applying our accounting policies and adjusting the results of River Club and the Townhomes at River Club to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to the tangible and intangible assets had been applied from January 1, 2010.  Included in the pro forma net loss for the nine months ended September 30, 2011 and the pro forma net gain for the nine months ended September 30, 2010 is depreciation and amortization expense of $1 million and $1.7 million, respectively.

During the nine months ended September 30, 2011, we incurred $1.1 million in acquisition expenses related to the acquisition of River Club and the Townhomes at River Club.  The following table summarizes the amounts of identified assets acquired at the acquisition date:

River Club and the Townhomes at River Club
Land	$3,419
Land improvements	3,220
Buildings	24,789
Lease intangibles, net	682
Furniture, fixtures and equipment	640
Total identifiable net assets	$32,750

We are in the process of finalizing our acquisition allocations, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.

Real Estate Asset Dispositions

PAL Loan

The debtor associated with the PAL Loan (as defined below) exercised its option to prepay the entire balance of the loan on August 15, 2011.  The payoff of the real estate loan receivable included principal of $25 million, accrued but unpaid interest of approximately $4 million, and a $1 million fee for early prepayment, which was recognized as Other income (expense) on our consolidated statement of operations and comprehensive income.

8.             Investment in Unconsolidated Joint Venture

On September 22, 2011, Inland Empire Distribution Center, in which we held an unconsolidated 16% interest, was sold to an unrelated third party, resulting in sales proceeds to us of approximately $7.1 million.  The proceeds from the sale of Inland Empire Distribution Center were received subsequent to September 30, 2011.  Included in equity in earnings (losses) of unconsolidated joint ventures for the three and nine months ended September 30, 2011 is $3.3 million which represents our portion of the gain on the sale of Inland Empire Distribution Center.  As of September 30, 2011, we had no investments in unconsolidated joint ventures.  The following table presents certain information about our unconsolidated investment as of September 30, 2011 and December 31, 2010.

	Ownership	Carrying Value of Investment
Property Name	Interest	September 30, 2011	December 31, 2010
Inland Empire Distribution Center	16.00%	$—	$4,428

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

PAL Loan

On August 14, 2009, we entered into a loan agreement with an unaffiliated third party borrower to provide up to $25 million of second lien financing for the privatization of, and improvements to, approximately 3,200 hotel lodging units on ten U.S. Army installations, (the “PAL Loan”).  On August 15, 2011, the debtor associated with the PAL Loan exercised its option to prepay the entire balance of the loan.

At September 30, 2011 we had no interest in VIEs or associated exposure to loss.  Our recorded investment in VIEs as of December 31, 2010 that were unconsolidated and our maximum exposure to loss were as follows:

As of December 31, 2010	Investments in Unconsolidated VIEs	Our Maximum Exposure to Loss
PAL Loan (1)	$—	$25,000

(1) We had no equity interest in the PAL Loan VIE. Our maximum exposure to loss consisted of the $25 million loan commitment of second lien financing.

10.          Real Estate Loan Receivable

We had no investments in real estate loans receivable as of September 30, 2011.  As of December 31, 2010, we had an investment in one real estate loan receivable, the PAL Loan, as described above.

Loan Name	Date Acquired	Property Type	Book Value as of 9/30/2011	Book Value as of 12/31/2010	Annual Effective Interest Rate	Maturity Date
PAL Loan	8/14/2009	Hospitality/Redevelopment	$—	$25,202	18%	9/1/2016

The debtor associated with the PAL Loan exercised its option to prepay the entire balance of the loan on August 15, 2011.  The payoff of the PAL Loan included principal of $25 million, accrued but unpaid interest of approximately $4 million, and a fee for early prepayment of $1 million, which was recognized as Other income (expense) on our consolidated statement of operations and comprehensive income.

During the nine months ended September 30, 2011, we earned $3.2 million in interest income from the PAL Loan.  During the nine months ended September 30, 2010, we earned $3.8 million in interest income from our two real estate loans receivable.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

11.          Notes Payable

The following table sets forth information on our notes payable as of September 30, 2011 and December 31, 2010.

	Notes Payable as of		Interest	Maturity
Description	September 30, 2011	December 31, 2010	Rate	Date
1875 Lawrence	$20,839	$19,363	30-day LIBOR + 2.5% (1)(2)	12/31/12
Archibald Business Center	6,264	6,100	10%	11/01/13
Interchange Business Center	19,443	18,120	30-day LIBOR + 5% (1)(3)	12/01/13
Holstenplatz	10,626	10,445	3.887%	04/30/15
Courtyard Kauai at Coconut Beach Hotel	38,000	38,000	30-day LIBOR + .95% (1)	11/09/15
Florida MOB Portfolio - Palmetto Building	6,258	6,350	4.55%	01/01/16
Florida MOB Portfolio - Victor Farris Building	12,613	12,800	4.55%	01/01/16
Palms of Monterrey	19,700	19,700	30-day LIBOR + 3.35% (1)(4)	07/01/17
Parrot’s Landing	29,138	29,500	4.23%	10/01/17
Florida MOB Portfolio - Gardens Medical Pavilion	14,792	15,000	4.9%	01/01/18
River Club and the Townhomes at River Club (formerly referred to as the UGA Portfolio)	25,200	—	5.26%	05/01/18
Babcock Self Storage	2,275	—	5.80%	08/30/18
	$205,148	$175,378

(1) 30-day LIBOR was 0.239% at September 30, 2011.
(2) The loan has a minimum interest rate of 6.25%.
(3) The 30-day LIBOR rate is set at a minimum value of 2.5%.
(4) The loan has a maximum interest rate of 7%.

At September 30, 2011, our notes payable balance was $205.1 million and consisted of the notes payable related to our consolidated properties.  We have unconditionally guaranteed payment of the note payable related to 1875 Lawrence for an amount not to exceed the lesser of (i) $11.75 million and (ii) 50% of the total amount advanced under the loan agreement if the aggregate amount advanced is less than $23.5 million.  We have guaranteed payment of certain recourse liabilities with respect to certain nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the notes payable related to Palms of Monterrey and the Courtyard Kauai at Coconut Beach Hotel.

We are subject to customary affirmative, negative and financial covenants and representations, warranties and borrowing conditions, all as set forth in the loan agreements.  As of September 30, 2011, we believe we were in compliance with the covenants under our loan agreements.

The following table summarizes our contractual obligations for principal payments as of September 30, 2011:

October 1, 2011 - December 31, 2011	$523
2012	22,710
2013	28,113
2014	2,621
2015	50,319
Thereafter	100,862
$205,148

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

12.          Leasing Activity

                Future minimum base rental payments due to us under non-cancelable leases in effect as of September 30, 2011 for our consolidated properties are as follows:

October 1, 2011 - December 31, 2011	$3,883
2012	13,847
2013	10,918
2014	7,816
2015	5,750
Thereafter	9,643
Total	$51,857

The schedule above does not include rental payments due to us from our multifamily properties, as leases associated with these properties typically are for periods of one year or less and are cancelable.  As of September 30, 2011, none of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.

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

Derivative instruments classified as assets were reported at their combined fair values of less than $0.1 million and $0.4 million in prepaid expenses and other assets at September 30, 2011 and December 31, 2010, respectively.  During the nine months ended September 30, 2011, we recorded an unrealized loss of $0.3 million to AOCI in our statement of equity to adjust the carrying amount of the interest rate caps qualifying as hedges at September 30, 2011.  As we had no derivative instruments on September 30, 2010, there was no unrealized gain or loss recorded to AOCI in our statement of equity to adjust the carrying amount of interest rate caps qualifying as hedges for the nine months ended September 30, 2010.

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

The table below presents the fair value of our derivative financial instruments, as well as their classification on the consolidated balance sheets as of September 30, 2011 and December 31, 2010.

	Balance	Asset Derivatives
Derivatives designated as hedging instruments:	Sheet Location	September 30, 2011	December 31, 2010

Interest rate derivative contracts	Prepaid expenses and other assets	$24	$372

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the effect of our derivative financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2011.  We had no derivative financial instruments as of September 30, 2010.

Derivatives in Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)
	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Interest rate derivative contracts	$(104)	$(346)

14.          Commitments and Contingencies

Our operating leases consist of ground leases on each of eight buildings acquired in connection with the purchase of the Original Florida MOB Portfolio.  Each ground lease is for a term of 50 years, with a 25-year extension option.  The annual payment for each ground lease increases by 10% every five years.  For the three and nine months ended September 30, 2011, we incurred less than $0.1 million and $0.2 million, respectively, in lease expense related to our ground leases.  We had no ground lease expense for the three or nine months ended September 30, 2010.  Future minimum lease payments for all operating leases from September 30, 2011 are as follows:

October 1, 2011 - December 31, 2011	$73
2012	293
2013	293
2014	293
2015	301
Therafter	21,828
Total	$23,081

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

Until proceeds from the Offerings are fully invested and generating sufficient operating cash flow to fully fund the payment of distributions to our stockholders, we have paid and will continue to pay some or all of our distributions from sources other than operating cash flow.  We may, for example, generate cash to pay distributions from financing activities, components of which may include proceeds from the Offerings and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow.  We may also utilize cash from dispositions, including the components of which may represent a return of capital and/or the gains on sale.  In addition, from time to time, our Advisor may agree to waive or defer all or a portion of the acquisition, asset management or other fees or incentives due to it, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash that we have available to pay distributions to our stockholders.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Total distributions of $8.8 million were paid to stockholders during the nine months ended September 30, 2011.  Distributions funded through the issuance of shares under the DRP during the nine months ended September 30, 2011 were $5.9 million.  Accordingly, cash amounts distributed to stockholders during the nine months ended September 30, 2011 were $2.9 million and were funded from cash flow provided by operations.  Total distributions of $6.6 million were paid to stockholders during the nine months ended September 30, 2010.  Distributions funded through the issuance of shares under the DRP during the nine months ended September 30, 2010 were $4.6 million.  Accordingly, cash amounts distributed to stockholders during the nine months ended September 30, 2010 were approximately $2 million.  A portion of the $2 million of cash distributions to stockholders during the first quarter of 2011 were funded from cash flow provided by operations.  The remaining cash distributions during the nine months ended September 30, 2011, were funded from proceeds from the Initial Offering.  Future distributions declared and paid may exceed cash flow from operating activities until such time as we invest in additional real estate or real estate-related assets at favorable yields and our investments reach stabilization.

Distributions paid to stockholders are funded through various sources, including cash flow provided by operating activities, proceeds raised as part of our Offerings, reinvestment through our DRP and additional borrowings.  The following summarizes certain information related to the sources of recent distributions:

	September 30,
	2011	2010
Total Distributions Paid	$8,811	$6,624

Principal Sources of Funding:
Distribution Reinvestment Plan	$5,912	$4,622
Cash flow provided by (used in) operating activities	$4,711	$(1,893)
Cash available at the beginning of the period (1)	$49,375	$67,509

(1) Represents the cash available at the beginning of the reporting period primarily attributable to excess funds raised from the issuance of common stock and borrowings, after the impact of historical operating activities, other investing and financing activities.

Distributions for the first three quarters of 2011 and 2010 were as follows:

				Cash Flow	Total	Declared
	Distributions Paid			Provided by (Used In)	Distributions	Distribution
2011	Cash	Reinvested	Total	Operations	Declared	Per Share
3rd Quarter	$1,026	$2,049	$3,075	$5,716	$3,090	$0.126
2nd Quarter	972	1,991	2,963	(593)	2,976	0.125
1st Quarter	901	1,872	2,773	(412)	2,815	0.123
Total	$2,899	$5,912	$8,811	$4,711	$8,881	$0.374

				Cash Flow	Total	Declared
	Distributions Paid			Provided by (Used In)	Distributions	Distribution
2010	Cash	Reinvested	Total	Operations	Declared	Per Share
3rd Quarter	$794	$1,736	$2,530	$(1,130)	$2,587	$0.126
2nd Quarter	677	1,553	2,230	(1,933)	2,323	0.125
1st Quarter	531	1,333	1,864	1,170	1,967	0.123
Total	$2,002	$4,622	$6,624	$(1,893)	$6,877	$0.374

Distributions declared per share assumes the share was issued and outstanding each day during the period.  During the nine months ended September 30, 2011 and 2010, distributions have been declared at a daily distribution rate of $0.0013699 (an effective annual rate of 5%).  Each day in 2011 and 2010 was a record date for distributions.  On September 21, 2011, our board of directors declared distributions payable to the stockholders of record each day during the months of October, November and December 2011 at a daily distribution rate of $0.0013699.

16.          Related Party Transactions

The Advisor and certain of its affiliates receive fees and compensation in connection with the Offerings, and in connection with the acquisition, management, and sale of our assets.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

On July 5, 2011, we entered into a Dealer Manager Agreement with Behringer Securities LP (“Behringer Securities”) pursuant to which Behringer Securities will act as our dealer manager in connection with the Follow-On Offering.  The terms of the Dealer Manager Agreement are the same in all material respects as the terms of the agreement entered with Behringer Securities dated January 4, 2008 pursuant to which Behringer Securities acted as the dealer manager for the Initial Offering.

Behringer Securities receives commissions of up to 7% of gross offering proceeds.  Behringer Securities reallows 100% of selling commissions earned to participating broker-dealers.  In addition, we pay Behringer Securities a dealer manager fee of up to 2.5% of gross offering proceeds.  Pursuant to separately negotiated agreements, Behringer Securities may reallow a portion of its dealer manager fee in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in the Offerings; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts and no more than 0.5% of gross offering proceeds for out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties.  Further, in special cases pursuant to separately negotiated agreements and subject to applicable limitations imposed by the Financial Industry Regulatory Authority, Behringer Securities may use a portion of its dealer manager fee to reimburse certain broker-dealers participating in the Offerings for technology costs and expenses associated with the Offerings and costs and expenses associated with the facilitation of the marketing and ownership of our shares by such broker-dealers’ customers.  No selling commissions, dealer manager fees or organization and offering expenses are paid for sales under the DRP.  For the nine months ended September 30, 2011, Behringer Securities earned selling commissions and dealer manager fees of $1.2 million and $0.4 million, respectively, which were recorded as a reduction to additional paid-in capital.  For the nine months ended September 30, 2010, Behringer Securities earned selling commissions and dealer manager fees of $4.2 million and $1.5 million, respectively, which were recorded as a reduction to additional paid-in capital.

We reimburse the Advisor or its affiliates for any organization and offering expenses (other than selling commissions and the dealer manager fee) incurred on our behalf in connection with the primary offering component of the Offerings.  In connection with the Initial Offering, we reimbursed the Advisor for $7.5 million of organization and offering expenses (other than selling commissions and dealer manager fees) that it had incurred on our behalf since January 1, 2009.  On October 9, 2009, the Advisor waived the reimbursement of $3.5 million of organization and offering expenses (other than selling commissions and the dealer manager fee) the Advisor incurred on our behalf through December 31, 2008.  The Advisor wrote off the $3.5 million of organization and offering expenses in the fourth quarter of 2009, which reduced the outstanding balance payable to affiliates and increased our additional paid-in capital.  On July 5, 2011, in connection with the Follow-On Offering, we entered into the Third Amended and Restated Advisory Management Agreement with the Advisor.  Pursuant to the Third Amended and Restated Advisory Agreement, we will not reimburse the Advisor for any additional organization and offering expenses (other than selling commissions and the dealer manager fee) incurred on our behalf until the completion of our Follow-On Offering.

Upon completion of the Follow-On Offering, the Advisor will reimburse us to the extent that the total amount spent on organization and offering expenses (other than selling commissions and the dealer manager fee) in the Offerings exceeds 1.5% of the gross proceeds raised in the primary component of the Offerings; however, if we have not reimbursed the Advisor in excess of 1.5% of the gross proceeds raised in the Offerings, we will reimburse the Advisor for any additional organization and offering expenses it incurs up to the 1.5% limit.  We have limited the amount of organization and offering expense reimbursement accruals to amounts we currently expect to have to dispense.  Based on our current review of projected gross proceeds from our Offerings, we have booked a receivable from the Advisor for $2.3 million of organization and offering expenses that were previously reimbursed to the Advisor.

Since our inception through September 30, 2011, approximately $15.5 million of organization and offering expenses was incurred by the Advisor or its affiliates on our behalf.  Of this amount, $3.5 million was written off and $7.5 million has been reimbursed by us.  As of September 30, 2011, we had no amounts payable to the Advisor for organization and offering expenses.  The total we are required to remit to the Advisor for organization and offering expenses (other than selling commissions and the dealer manager fee) is limited to 1.5% of the gross proceeds raised in the completed primary offering components of the Offerings as determined upon completion of the Offerings.  The Advisor or its affiliates determines the amount of organization and offering expenses owed based on specific invoice identification, as well as an allocation of costs to us and other Behringer Harvard programs, based on respective equity offering results of those entities in offering.

The Advisor or its affiliates will also receive acquisition and advisory fees of 2.5% of the amount paid and/or in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets.  The Advisor and its affiliates will also receive acquisition and advisory fees of 2.5% of the funds advanced in

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

respect of a loan or other investment.  We incurred acquisition and advisory fees payable to the Advisor of $0.9 million for the nine months ended September 30, 2011.  We incurred acquisition and advisory fees payable to the Advisor of $2 million for the nine months ended September 30, 2010.

The Advisor or its affiliates also receive an acquisition expense reimbursement in the amount of 0.25% of (i) the funds paid for purchasing an asset, including any debt attributable to the asset, (ii) the funds for development, construction, or improvement in the case of assets that we acquire and intend to develop, construct, or improve, and (iii) the funds advanced in respect of a loan or other investment.  In addition, to the extent the Advisor or its affiliates directly provide services formerly provided or usually provided by third parties, including, without limitation, accounting services related to the preparation of audits required by the SEC, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a completed investment, the direct employee costs and burden to the Advisor of providing these services will be acquisition expenses for which we will reimburse the Advisor.  We also pay third parties, or reimburse the Advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder’s fees, title insurance, premium expenses, and other closing costs.  In addition, acquisition expenses for which we will reimburse the Advisor, include any payments made to (i) a prospective seller of an asset, (ii) an agent of a prospective seller of an asset, or (iii) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset.  Except as described above with respect to services customarily or previously provided by third parties, the Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent that they are dedicated to making investments for us, such as wages and benefits of the investment personnel.  The Advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the Advisor or its affiliates incur that are due to third parties or related to the additional services provided by the Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition.  For the nine months ended September 30, 2011 and 2010, we incurred acquisition expense reimbursements of $0.1 million and $0.2 million, respectively.

We pay the Advisor or its affiliates a debt financing fee of 1% of the amount available under any loan or line of credit made available to us.  It is anticipated that the Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us.  We incurred debt financing fees of $0.2 million and $0.6 million for the nine months ended September 30, 2011 and 2010, respectively.

We pay the Advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties.  We incurred no such fees for the nine months ended September 30, 2011 or 2010.

We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity II Management Services, LLC (“BHO II Management”), or its affiliates, fees for the management, leasing, and construction supervision of our properties.  Property management fees are 4.5% of the gross revenues of the properties managed by BHO II Management or its affiliates, plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a third-party property manager in respect of a property, BHO II Management or its affiliates receives an oversight fee equal to 0.5% of the gross revenues of the property managed.  In no event will BHO II Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay BHO II Management directly for its services, we will pay BHO II Management a management fee or oversight fee, as applicable, based only on our economic interest in the property.  We incurred and expensed property management fees or oversight fees to BHO II Management of approximately $0.2 million for each of the nine months ended September 30, 2011 and 2010.

We pay the Advisor or its affiliates a monthly asset management fee of one-twelfth of 1.0% of the sum of the higher of the cost or value of each asset.  For the nine months ended September 30, 2011 and 2010, we expensed $2.1 million and $0.7 million, respectively, of asset management fees.

We reimburse the Advisor or its affiliates for all expenses paid or incurred by the Advisor in connection with the services provided to us, subject to the limitation that we will not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

that period.  Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the nine months ended September 30, 2011 and 2010, we incurred and expensed such costs for administrative services of $0.8 million and $0.7 million, respectively.

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

17.                               Supplemental Cash Flow Information

Supplemental cash flow information is summarized below:

	Nine months ended September 30,
	2011	2010

Interest paid	$6,266	$1,200

Non-cash investing activities:
Conversion of loan to equity investment	$—	$27,091
Capital expenditures for real estate in accounts payable	$1,140	$—
Capital expenditures for real estate in accrued liabilities	$38	$1
Receivable from sale of property in unconsolidated joint venture	$7,108	$—

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$5,912	$4,622
Accrued dividends payable	$1,009	$860
Offering costs payable to related parties	$—	$824
Offering costs receivable from related parties	$2,238	$—
Redemption of stock in accrued liabilities	$—	$565

18.                               Subsequent Events

On October 19, 2011 we, through a joint venture, acquired a 92.5% interest in a 280-unit multifamily property located in Margate, Florida (“Lakes of Margate”).  The contract purchase price for the Lakes of Margate was approximately $24.4 million.  In connection with the purchase, the joint venture assumed two Freddie-Mac financed mortgage loans secured by the multifamily property for $12.4 million and $3 million.

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

On February 26, 2007, we filed an initial Registration Statement on Form S-11 with the SEC to offer up to 125,000,000 shares of common stock for sale to the public in the Initial Offering, of which 25,000,000 shares were being offered pursuant to our DRP.  The SEC declared our Registration Statement effective on January 4, 2008, and we commenced the Initial Offering on January 21, 2008.  Operations commenced on April 1, 2008 upon satisfaction of the conditions of our escrow agreement and acceptance of initial subscriptions of common stock.  On July 3, 2011, we ceased offering shares of common stock in the Initial Offering.  Through June 30, 2011, we raised gross offering proceeds of approximately $245.8 million from the sale of approximately 24.7 million shares, under the Initial Offering, including shares sold under the DRP.  On September 29, 2011, we filed a post-effective amendment to the initial Registration Statement to deregister 25,166,864 shares of unsold common stock in the Initial Offering.

Prior to termination of the Initial Offering, on September 13, 2010, we filed a second Registration Statement on Form S-11 with the SEC to register a follow-on public offering of up to 75,000,000 shares of our common stock for sale to the public in the Follow-On Offering, of which 25,000,000 shares are being offered pursuant to the DRP.  We reserve the right to reallocate the shares we are offering between our primary offering and the DRP.  On July 5, 2011, the Follow-On Offering Registration Statement was declared effective by the SEC and we commenced offering shares under the Follow-on Offering.  Through September 30, 2011, we raised gross offering proceeds of approximately $248.9 million from the sale of approximately 25 million shares under the Offerings, including shares sold under the DRP.

Market Outlook

At the beginning of the third quarter of 2011, the U.S. economy was weighed down with concerns over the U.S. debt ceiling and financial conditions in the European Union.  While these issues still remain unresolved and many economists are still split on whether the U.S. is headed for a double-dip recession, key economic fundamentals and analysts are now  pointing to less of a risk of a 2008 level recession, and more towards a longer period of moderate, uneven growth. During the third quarter, GDP growth was reported at 2.5%, with slight declines in unemployment benefits and slight increases in consumer spending and equipment and software expenditures, which while far less than levels needed for a full recovery, were positive and not declining. Further, reports that the European Union was close to a solution to recapitalize European banks indicated more optimism that a severe world-wide recession would be averted. We share the view that the U.S. economy will face a protracted period of slow growth.

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

The demand for health care services, and consequently health care properties, is projected to reach unprecedented levels in the near future.  The Centers for Medicare and Medicaid Services projects that national health care expenditures will rise to $3.5 trillion in 2015, or 18.2% of gross domestic product.  The annual growth in national health expenditures for 2009 through 2019 is expected to be 6.3%, which is 0.2% faster than pre-health care reform estimates.  While demographics are the primary driver of demand, economic conditions and availability of services contribute to health care service utilization rates.  We believe the health care property market may be less susceptible to fluctuations and economic downturns relative to other property sectors.

The total U.S. population is projected to increase by 20.4% through 2030.  The elderly population aged 65 and over is projected to increase by 79.2% through 2030.  The elderly are an important component of health care utilization.  Most health care services are provided within a health care facility such as a hospital, a physician’s office or a senior housing facility.

The hospitality industry is beginning to see early signs of a recovering economy.  Smith Travel Research indicates that the national overall occupancy rate for hospitality properties in the United States rose from 58.9% in the third quarter of 2010 to 66.5% in the third quarter of 2011.  The national overall Average Daily Rate has also risen, from $97.89 in the third quarter of 2010 to $102.96 in the third quarter of 2011.  This positive growth in the hospitality industry is expected to continue.

Although a slower U.S. economy may provide some resistance, primarily with respect to overall job growth, the favorable demand/supply fundamentals present in multifamily investments should still support reasonable growth. On the demand side, the demographics for the targeted multifamily renter, the age group from 20 to 34 years old, are still positive in the sector. This group is growing in size and while the other age segments have experienced employment declines, their aggregate employment has increased. Further, while this age group in previous economic cycles experienced increasing single family home ownership, higher credit standards for single family mortgages and more reluctance to commit to home ownership are currently leading to more rental demand. At the same time on the supply side, developments of new multifamily communities decreased substantially since 2008, such that supply has not been keeping up with demand. We believe that this demand will lead to increased development activity; however, since high quality multifamily developments can take 18 to 36 months to entitle, permit and construct, we believe there is, even in the most aggressive outlook, a continued window of limited supply. Accordingly, many analysts are still projecting continued multifamily rental growth, albeit at a slower pace. However, multifamily performance is highly correlated with job and income growth.  While the factors noted above should position the multifamily sector to perform better in a slow growth environment, eventually the multifamily sector will need stronger employment to maintain rental growth.

Current interest rates and the availability of multifamily financing are also favorable factors in the multifamily sector.  Five and ten year treasury rates have declined approximately 1% from their rates at December 31, 2010 to September 30, 2011. Competition for multifamily financing, particularly high quality, stabilized communities such as ours, has also added to the favorable financing environment. In addition to government sponsored entities, insurance companies and commercial banks have been aggressive lenders in our sector. While there is a risk that a downgrade of the U.S. credit rating could reverse these trends, thus far this has not occurred and with the international support provided U.S. treasuries, both during and after the debt ceiling debate, and announcements that many treasury holders would not be required to sell their positions, it would seem to indicate a more limited disruption than originally discussed.

Unlike traditional multi-family housing, leases for student housing properties typically commence and terminate on the same date. In the case of our typical student housing leases, this date coincides with the commencement of the fall academic term with the leases typically terminating at the completion of the last subsequent summer school session. As such, we must re-lease each property in its entirety each year, resulting in significant turnover in our tenant population from year to year. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in January and ends in August of each year. Our properties’ occupancy rates are therefore typically relatively stable during the August to July academic year, but are susceptible to fluctuation at the commencement of each new academic year, which may be greater than the fluctuation in occupancy rates experienced by traditional multi-family properties.

Liquidity and Capital Resources

Our principal demands for funds will be for the (i) acquisition of real estate and real estate-related assets, (ii) payment of operating expenses, (iii) payment of distributions and redemptions, and (iv) payment of interest on our outstanding indebtedness.  Generally, we expect to meet cash needs for the payment of operating expenses and interest on our outstanding indebtedness from our cash flow from operations.  To the extent that our cash flow from operations is not sufficient to cover our operating expenses, interest on our outstanding indebtedness, redemptions or distributions, we expect to use proceeds from the Offerings and borrowings to fund such needs.

We continually evaluate our liquidity and ability to fund future operations and debt obligations.  As part of those analyses, we consider lease expirations and other factors.  Leases at our consolidated office and industrial properties representing 28% of our annualized base rent will expire by the end of 2012.  As a normal course of business, we are pursuing renewals, extensions and new leases.  If we are unable to renew or extend the expiring leases under similar terms or are unable to negotiate new leases, it would negatively impact our liquidity and adversely affect our ability to fund our ongoing operations.

Portfolio Lease Expirations

The following table presents lease expirations at our consolidated office and industrial properties as of September 30, 2011 ($ in thousands):

Year of Expiration	Number of Leases Expiring	Annualized Base Rent(1)	Percent of Portfolio Annualized Base Rent Expiring		Leased Rentable Sq. Ft.	Percent of Portfolio Rentable Sq. Ft. Expiring

2011	15	$1,893	11	%(2)	313,826	23	%(2)
2012	68	2,947	17%		205,293	15%
2013	45	2,890	17%		254,725	18%
2014	34	2,922	17%		210,964	15%
2015	41	2,002	12%		148,900	11%
Thereafter	43	4,598	26%		258,971	18%

Total	246	$17,252	100%		1,392,679	100%

(1) Represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to the expiration multiplied by 12, without consideration of tenant contraction or termination rights.  Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

(2) We had entered into a sales contract for Archibald Business Center as of the date of filing.  If Archibald Business Center were excluded from the table above, the Percent of Portfolio Annualized Base Rent Expiring in 2011 would be 7%, while the Percent of Portfolio Rentable Sq. Ft. Expiring in 2011 would also be 7%.

Geographic Diversification

The following table shows the geographic diversification of our real estate portfolio for those properties we consolidate on our financial statements, which includes our office and industrial, multifamily and hotel properties, as of September 30, 2011 ($ in thousands):

Location	2011 Revenue(1)(2)	Percentage of 2011 Revenue
Florida	$15,613	57%
Hawaii	4,856	18%
Colorado	2,322	9%
Georgia	2,046	8%
California	1,217	5%
Texas	45	0%
International	841	3%
	$26,940	100%

(1) As of September 30, 2011, no single tenant represented more than 10% of our revenues.  As an opportunistic fund, we utilize a business model driven by investment strategy and expected performance characteristics.  Accordingly, we have investments in several types of real estate, including office, hotel, multifamily and industrial.

(2) 2011 Revenue represents contractual base rental income of our office and industrial properties, as well as revenue from our multifamily and hotel properties, excluding tenant reimbursements, without consideration of tenant contraction or termination rights.

Please see Note 3 to the Consolidated Financial Statements for information regarding how geographic concentration may be considered in the evaluation of our investments for impairment.

Tenant Diversification

The following table shows the tenant diversification of our real estate portfolio for those office and industrial properties we consolidate on our financial statements as of September 30, 2011.  In addition, we have approximately 2,700 leases at our five multifamily properties.  These multifamily leases are cancelable and short-term in nature.  We have no breakdown of the tenants associated with these leases; therefore, the leases are not reflected in the table below.

Tenant Diversification	Leases at September 30, 2011	Percentage of September 30, 2011 Leases
Health Care & Social Assistance	211	86%
Professional, Scientific & Technical Services	11	5%
Retail Trade	8	3%
Education Services	3	1%
Real Estate & Rental & Leasing	2	1%
Transportation and Warehousing	3	1%
All Other	8	3%
	246	100%

Please see Note 3 to the Consolidated Financial Statements for information regarding how tenant industry diversification may be considered in the evaluation of our investments for impairment.

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

At September 30, 2011, our notes payable balance was $205.1 million.  We have unconditionally guaranteed payment of the note payable related to 1875 Lawrence for an amount not to exceed the lesser of (i) $11.75 million and (ii) 50% of the total amount advanced under the loan agreement if the aggregate amount advanced is less than $23.5 million.  We have guaranteed payment of certain recourse liabilities with respect to certain nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the notes payable related to Palms of Monterrey and the Courtyard Kauai at Coconut Beach Hotel.  As of September 30, 2011, our outstanding balance on the notes related to these two properties was $57.7 million.  As of December 31, 2010, our outstanding note payable balance was $175.4 million.

Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios and liquidity.  As of September 30, 2011, we believe we were in compliance with the debt covenants under our loan agreements.

One of our principal long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of September 30, 2011.  The table does not represent any extension options ($ in thousands).

	Payments Due by Period
	October 1, 2011 - December 31, 2011	2012	2013	2014	2015	Thereafter	Total
Principal payments - variable rate debt	$81	$20,904	$19,807	$378	$38,394	$18,418	$97,982
Principal payments - fixed rate debt	442	1,806	8,306	2,242	11,927	82,443	107,166
Interest payments - variable rate debt (based on rates in effect as of September 30, 2011)	990	4,076	2,642	1,150	1,108	1,044	11,010
Interest payments - fixed rate debt	1,351	5,343	5,190	4,505	4,171	7,026	27,586
Operating leases(1)	73	293	293	293	301	21,828	23,081

Total	$2,937	$32,422	$36,238	$8,568	$55,901	$130,759	$266,825

(1) Our operating leases consist of ground leases on each of eight buildings acquired in connection with the purchase of the Original Florida MOB Portfolio.  Each ground lease is for a term of 50 years, with a 25-year extension option.  The annual payment for each ground lease increases by 10% every five years.

Results of Operations

As of September 30, 2011, we had ten real estate assets, all of which were consolidated in our consolidated balance sheet:

•                  1875 Lawrence, an office building located in Denver, Colorado;

•                  Palms of Monterrey, a 90% interest in a multifamily project located in Fort Myers, Florida in which we acquired a fee simple interest on May 10, 2010.  Prior to May 10, 2010, we were the holder of a 90% interest in a promissory note secured by a first lien mortgage on the property;

•                  Holstenplatz, an office building located in Hamburg, Germany;

•                  Archibald Business Center, an 80% interest in a corporate headquarters and industrial warehouse facility located in Ontario, California;

•                  Parrot’s Landing, a 90% interest in a multifamily project located in North Lauderdale, Florida;

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

•                  Interchange Business Center, an 80% interest in a four-building Class A industrial property located in San Bernardino, California;

•                  River Club and the Townhomes at River Club (formerly referred to as the UGA Portfolio), an 85% interest in a 1,128-bed student housing portfolio located in Athens, Georgia; and

•                  Babcock Self Storage, an 85% interest in a self-storage facility located in San Antonio, Texas.

In September 2011, we entered into a purchase and sale agreement to sell Archibald Business Center to an unaffiliated third party for a contract sales price of approximately $15 million.  We expect the sale to close by the end of the year, however there is no guarantee that the sale will close.  We do not believe that Archibald Business Center meets the criteria of a held for sale property as of September 30, 2011.

As of September 30, 2010, we had invested in seven real estate and real estate-related assets, six of which were consolidated in our consolidated financial statements:

•                  1875 Lawrence;

•                  PAL Loan;

•                  Palms of Monterrey;

•                  Holstenplatz;

•                  Archibald Business Center; and

•                  Parrot’s Landing.

In addition, we had a noncontrolling, unconsolidated interest in an investment that was accounted for using the equity method of accounting, a 16% interest in Inland Empire Distribution Center, a two-building industrial warehouse complex in San Bernardino, California.  On September 22, 2011, Inland Empire Distribution Center was sold to an unaffiliated third party, resulting in cash sales proceeds to us of approximately $7.1 million.  The proceeds from the sale of Inland Empire Distribution Center were received subsequent to September 30, 2011.  Included in equity in earnings (losses) of unconsolidated joint ventures for the three and nine months ended September 30, 2011 is $3.3 million which represents our portion of the gain on the sale of Inland Empire Distribution Center.

On August 15, 2011, the debtor associated with the PAL Loan exercised its option to prepay the entire balance of the loan.

Three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Revenues.  Revenues for the three months ended September 30, 2011 were $11.6 million, an increase of $7.4 million from the three months ended September 30, 2010.  The change in revenue is primarily due to:

•                  an increase in rental revenue of $6.3 million due to the acquisition of our newly consolidated properties in the fourth quarter of 2010 and in 2011; and

•                  hotel revenue of $1.9 million due to the acquisition of the Courtyard Kauai at Coconut Beach Hotel in October 2010.  We had no hotel revenue as of September 30, 2010.

For the three months ended September 30, 2011, we earned interest income from our real estate loan receivable of $0.4 million, all of which was related to the PAL Loan.  For the three months ended September 30, 2010, we earned $1.2 million of interest income from real estate loans receivable, $0.9 million of which was related to the PAL Loan and $0.3 million related to the Palms of Monterrey note receivable.  The debtor associated with the PAL real estate loan receivable exercised its option to prepay the entire balance of the loan on August 15, 2011.  Therefore, we expect to earn less interest income from real estate loans receivable in the future.  We expect increases in rental revenue in the future as we realize the full year effect of our real estate assets purchased in 2010and 2011 and as we purchase additional real estate properties.

Property Operating Expenses.  Property operating expenses for the three months ended September 30, 2011 were $5.4 million and were comprised of operating expenses for the ten properties we consolidated, including $2 million related to operations at the Courtyard Kauai Coconut Beach Hotel, $1.4 million related to the Florida MOB Portfolio, 0.6 million related to River Club and the Townhomes at River Club, $0.5 million related to Parrot’s Landing, $0.4 million related to Palms of Monterrey and $0.3 million related to 1875 Lawrence.  For the three months ended September 30, 2010, property operating expenses were $1.1 million and were comprised of operating expenses for 1875 Lawrence, Palms of Monterrey, Holstenplatz, Archibald Business Center and Parrot’s Landing.  We expect property operating expenses to increase in the future as we realize the full year effect of our 2010 and 2011 acquisitions and as we continue building our portfolio of real estate assets.

Interest Expense.  Interest expense for the three months ended September 30, 2011 was $2.6 million as compared to $0.7 million for the three months ended September 30, 2010.  As of September 30, 2011, our notes payable balance was $205.1 million as compared to a notes payable balance of $79 million at September 30, 2010.

Real Estate Taxes.  Real estate taxes for the three months ended September 30, 2011 were $1.2 million related to our consolidated properties.  Real estate taxes for the three months ended September 30, 2010 were $0.3 million and were primarily related to 1875 Lawrence.

Property Management Fees.  Property management fees for the three months ended September 30, 2011 were $0.3 million, related to our consolidated properties.  Property management fees for the three months ended September 30, 2010 were $0.1 million related to 1875 Lawrence, Palms of Monterrey and Holstenplatz.

Asset Management Fees.   Asset management fees for the three months ended September 30, 2011 were $0.8 million and consisted of asset management fees related to our consolidated properties.  Asset management fees for the three months ended September 30, 2010 were $0.3 million and consisted of asset management fees for 1875 Lawrence, the PAL Loan, the Palms of Monterrey note receivable, Archibald Business Center and Stone Creek.

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2011 were $0.6 million, as compared to $0.7 million for the three months ended September 30, 2010, and were comprised of auditing fees, legal fees, board of directors’ fees and other administrative expenses.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended September 30, 2011 was $3.9 million and was comprised of depreciation and amortization expense related to our consolidated properties.  Depreciation and amortization expense for the three months ended September 30, 2010 was $1.6 million and was comprised of depreciation and amortization related to 1875 Lawrence, Palms of Monterrey, Holstenplatz and Archibald Business Center.

Nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Revenues.  Revenues for the nine months ended September 30, 2011 were $33.9 million, an increase of $23.9 million from the nine months ended September 30, 2010.  The change in revenue is primarily due to:

•                  an increase in rental revenue of $19.9 million due to the acquisition of our newly consolidated properties in the fourth quarters of 2010 and in 2011; and

•                  hotel revenue of $4.9 million due to the acquisition of the Courtyard Kauai at Coconut Beach Hotel in October 2010.  We had no hotel revenue as of September 30, 2010.

For the nine months ended September 30, 2011, we earned interest income from our real estate loan receivable of $2.9 million, all of which was related to the PAL Loan.  For the nine months ended September 30, 2010, we earned $3.8 million of interest income from real estate loans receivable, $2.7 million of which was related to the PAL Loan and $1.1 million related to the Palms of Monterrey note receivable.  The debtor associated with the PAL real estate loan receivable exercised its option to prepay the entire balance of the loan on August 15, 2011.  Therefore, we expect to earn less interest income from real estate loans receivable in the future.  We expect increases in rental revenue in the future as we realize the full year effect of our real estate assets purchased in 2010 and 2011 and as we purchase additional real estate properties.

Property Operating Expenses.  Property operating expenses for the nine months ended September 30, 2011 were $15 million and were comprised of operating expenses for the ten properties we consolidated, including $5.7 million related to operations at the Courtyard Kauai Coconut Beach Hotel, $4 million related to the Florida MOB Portfolio, $1.5 million related to Parrot’s Landing, $1.2 million related to Palms of Monterrey, $0.9 million related to 1875 Lawrence and $0.9 million related to River Club and the Townhomes at River Club.   For the nine months ended September 30, 2010, property operating expenses were $2 million and were comprised of operating expenses for 1875 Lawrence, Palms of Monterrey, Holstenplatz, Archibald Business Center and Parrot’s Landing.  We expect property operating expenses to increase in the future as we realize the full year effect of our 2010 and 2011 acquisitions and as we continue building our portfolio of real estate assets.

Interest Expense.  Interest expense for the nine months ended September 30, 2011 was $7.2 million as compared to $1.4 million for the nine months ended September 30, 2010.  As of September 30, 2011, our notes payable balance was $205.1 million as compared to a notes payable balance of $79 million as of September 30, 2010.

Real Estate Taxes.  Real estate taxes for the nine months ended September 30, 2011 were $3.7 million related to our ten consolidated properties.  Real estate taxes for the nine months ended September 30, 2010 were $0.7 million and were primarily related to 1875 Lawrence.

Property Management Fees.  Property management fees for the nine months ended September 30, 2011 were $1 million, related to our ten consolidated properties.  Property management fees for the nine months ended September 30, 2010 were $0.2 million related primarily to 1875 Lawrence, Palms of Monterrey and Holstenplatz.

Asset Management Fees.   Asset management fees for the nine months ended September 30, 2011 were $2.2 million and consisted of asset management fees related to our ten consolidated properties.  Asset management fees for the nine months ended September 30, 2010 were $0.7 million and consisted of asset management fees for 1875 Lawrence, the PAL Loan, the Palms of Monterrey note receivable, Archibald Business Center and Stone Creek.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2011 were $1.7 million, as compared to $1.6 million for the nine months ended September 30, 2010 and were comprised of auditing fees, legal fees, board of directors’ fees and other administrative expenses.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the nine months ended September 30, 2011 was $11.8 million and was comprised of depreciation and amortization expense related to our ten consolidated properties.  Depreciation and amortization expense for the nine months ended September 30, 2010 was $3.2 million and was comprised of depreciation and amortization related to 1875 Lawrence, Palms of Monterrey, Holstenplatz and Archibald Business Center.

Possible Special Distribution

Since the commencement of our Follow-On Offering, there have been significant developments related to a subset of our investment portfolio that have resulted in an opportunity to dispose of a portion of our investments earlier than originally expected.  These potential dispositions represent the ability to possibly provide substantial capital return to our stockholders.  The following is a summary of these developments:

•     PAL Loan:  The PAL Loan was a $25 million second mortgage loan we originally made in August 2009 to provide financing for the privatization of, and improvements to, approximately 3,200 hotel lodging units on ten U.S. Army installations.  The PAL Loan accrued interest at 18% per annum, but paid only 10% on a current basis with the remainder accrued.  On August 15, 2011, the borrower under the PAL Loan prepaid the entire outstanding principal balance of the loan.  The borrower was entitled to do so under its loan agreement by paying all accrued and unpaid interest (approximately $4 million through the prepayment date) and a prepayment penalty of $1 million.  As a result, we received approximately $30 million of gross proceeds from the early repayment of the PAL Loan.

•     Inland Empire Distribution Center:  Inland Empire Distribution Center was a 1.4 million square foot, two-building industrial warehouse complex located in San Bernardino, California in which we acquired a noncontrolling, unconsolidated net 16% joint venture ownership interest for approximately $3.7 million, net of closing costs, in August 2010.  This distribution center property was acquired empty and subsequently 100% leased to Hewlett Packard earlier this year.  On September 22, 2011, Inland Empire Distribution Center was sold to an unaffiliated third party, resulting in cash sales proceeds to us of approximately $7.1 million.  The proceeds from the sale of Inland Empire Distribution Center were received subsequent to September 30, 2011.  Included in equity in earnings (losses) of unconsolidated joint ventures for the three and nine months ended September 30, 2011 is $3.3 million which represents our portion of the gain on the sale of Inland Empire Distribution Center.

•     Archibald Business Center:  The Archibald Business Center is a 231,000 square foot office-warehouse facility located in Ontario, California that we acquired in August 2010 through an 80%-owned joint venture.  We recently entered into an agreement to sell this property to an unaffiliated third party that had made an unsolicited offer to purchase this asset.  We expect to complete the sale during the fourth quarter of 2011.  If the sale is completed, we would recognize a gain in excess of 50% over the cost of the asset.

•     Palms of Monterrey:  The Palms of Monterrey is a 408-unit multifamily apartment complex located in Fort Myers, Florida that was acquired through a 90%-owned joint venture.  This investment was originally made through the $25.4 million purchase of a $65 million principal balance mortgage loan in default secured by the property in October 2009.  Our joint venture completed the foreclosure of the property in May 2010 and now owns the project at a gross investment cost per unit of approximately $68,400.  Recent comparable sales for multifamily projects similar to the Palms of Monterrey suggest per unit sales prices in excess of $90 thousand.  We are currently marketing this property for sale.  If we are able to achieve a sales price that is consistent with current market indications, we would expect that we could complete a sale of the Palms of Monterrey by the first quarter of 2012.

These four investments represent approximately 21% of our portfolio properties based upon carrying values as of August 15, 2011.

As we believe that it is impractical to sell significant portions of our portfolio properties and distribute resulting proceeds while continuing with the primary portion of the Follow-On Offering, on August 15, 2011, our board of directors determined to end the active solicitation for the sale of shares in the primary portion of the Follow-On Offering on February 15, 2012.  We will continue to process subscription agreements received after the above dates and terminate all sales under the primary portion of the Follow-On Offering no later than March 15, 2012.  Offering activities could be terminated earlier in our discretion.

We plan to continue to offer shares under the DRP beyond the above dates.  In addition, our board of directors has the discretion to extend the offering period for the DRP until up to the sixth anniversary of the termination of the primary portion of the Follow-On Offering or until we have sold all shares available thereunder. We may also terminate the DRP offering at any time.

We intend to distribute substantially all of the net proceeds from the sale of Archibald Business Center and the Palms of Monterrey if the transactions describe above are completed, as well as the net proceeds from the sale of Inland Empire Distribution Center and the approximately $5 million in interest and prepayment penalty received in August 2011 as a result of the early prepayment of the PAL Loan, within 60 days after the termination of the primary component of the Follow-On Offering.  Since the PAL Loan before its repayment was, and the Palms of Monterrey and Archibald Business Center are, significant contributors to current income, we would also expect that, beginning with periods after any special distribution of proceeds from the disposition of these assets, we would adjust the regular distribution from its current 5% annualized rate to a rate more reflective of the income that can be expected to be generated from the remaining growth-focused assets in the portfolio and any other assets that we subsequently acquire.

The amount of return to any investor will be based on the number of shares outstanding as of the date of the special distribution and the proceeds ultimately realized from the anticipated sales. We can provide no assurances about the overall return to be realized by our stockholders over the lifetime of the Follow-On Offering.  After these transactions, the termination of the primary portion of the Follow-On Offering and the distribution of proceeds to stockholders, we intend to continue with our planned deployment of the remainder of our available investable cash into portfolio investments.  We intend to continue with our opportunistic investment strategies with the goal of positioning our portfolio for sale within our targeted fund life period.

If we dispose of Archibald Business Center and the Palms of Monterrey, we would experience a decrease in revenues in future periods as we would no longer receive rental revenues from these properties.  Additionally, we would experience a decrease in property operating expenses as we would no longer be responsible for the expenses related to the operations of these properties.  We would also experience decreases in real estate taxes, property management fees, asset management fees, and depreciation and amortization expense in future periods, as such fees and expenses would no longer be incurred in connection with the ownership of these properties.

If we distribute the net proceeds from the above-referenced transactions to our stockholders, we would have less cash available for investments in other assets, the repayment of debt financings as they become due and other corporate purposes.

Cash Flow Analysis

Cash provided by operating activities for the nine months ended September 30, 2011 was $4.7 million and was comprised of the net loss of $6.9 million, adjusted for depreciation and amortization, including amortization of deferred financing fees of $12.5 million and cash provided by working capital and other operating activities of approximately $1.8 million, offset by equity in (gains) / losses of unconsolidated joint ventures of $2.7 million.  Cash used in operating activities for the nine months ended September 30, 2010 was $1.9 million and was comprised of net income of $1.4 million, adjusted for depreciation and amortization, including amortization of deferred financing fees of $2.7 million and equity in losses of our unconsolidated joint venture of $0.2 million, offset by a bargain purchase gain of $5.5 million related to the purchase of Palms of Monterrey, a gain on the sale of our interest in Stone Creek of $0.2 million and cash used for working capital and other operating activities of approximately $0.5 million.

Cash used in investing activities for the nine months ended September 30, 2011 was $16.5 million, and was comprised of purchases of real estate of $37.4 million, cash used for additions of property and equipment of approximately $9 million, offset by repayment of notes receivable of $25 million and a decrease in restricted cash of $4.9 million.  Cash used in investing activities for the nine months ended September 30, 2010 was $84.5 million, and was comprised of cash used for purchases of real estate of $64.2 million, investment in our real estate loan receivable of $12.6 million, investment in an unconsolidated joint venture of $4.6 million, acquisition deposits of $2.2 million, purchases of property and equipment of approximately $0.9 million, an increase in restricted cash of $0.6 million, offset by proceeds from the sale of our interest in Stone Creek of $0.6 million.

Cash provided by financing activities for the nine months ended September 30, 2011 was $43.7 million, and was comprised of proceeds from notes payable, net of payments and financing costs, of $28.7 million, the issuance of common stock, net of offering costs, of $16.3 million offset by net contributions from non-controlling interest holders of $3.2 million, redemptions of common stock of $1.6 million and cash distributions to our shareholders of $2.9 million.  Cash provided by financing activities for the nine months ended September 30, 2010 was $111 million, and was comprised of proceeds from notes payable, net of financing costs, of approximately $58.1 million, the issuance of common stock, net of offering costs, of $54.2 million, redemptions of common stock of $0.6 million, cash distributions to our shareholders of $2 million and net contributions from non-controlling interest holders of $1.3 million.

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  We use FFO, defined as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, subsidiaries, and noncontrolling interests, as one measure to evaluate our operating performance.

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

Our calculation of FFO for the three and nine months ended September 30, 2011 and 2010 is presented below ($ in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income (loss)	$280	$(3,529)	$(6,893)	$1,419
Net loss (income) attributable to noncontrolling interest	416	231	1,351	(388)
Adjustments for:
Real estate depreciation and amortization(1)	3,515	1,520	10,624	3,173
(Gain)/loss on sale of unconsolidated joint venture	(3,261)	(152)	(3,261)	(152)

Funds from operations (FFO)	$950	$(1,930)	$1,821	$4,052

GAAP weighted average shares:
Basic and diluted	24,508	20,509	23,739	18,369

FFO per share	$0.04	$(0.09)	$0.08	$0.22

Net income (loss) per share	$0.01	$(0.17)	$(0.29)	$0.08

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

•                  Straight-line rental revenue of $0.1 million and $0.3 million was recognized for the three and nine months ended September 30, 2011, respectively.  Straight-line rental revenue of $0.1 million was recognized for both the three and nine months ended September 30, 2010, respectively.  The noncontrolling interest portion of straight-line rental revenue for each of the three and nine months ended September 30, 2011 was less than $0.1 million.  There was no noncontrolling interest portion of straight-line rental revenue for the three or nine months ended September 30, 2010.

•                  Net above/below market lease amortization of less than $0.1 million and $0.3 million was recognized as an increase to rental revenue for the three and nine months ended September 30, 2011, respectively.  Net above/below market lease amortization of $0.2 million and $0.7 million was recognized as an increase to rental revenue for the three and nine months ended September 30, 2010, respectively.  The noncontrolling interest portion of net above/below market lease amortization for the three and nine months ended September 30, 2011 was less than $0.1 million.  There was no noncontrolling interest portion of net above/below market lease amortization for the three and nine months ended September 30, 2010.

•                  Amortization of deferred financing costs of $0.3 million and $0.8 million was recognized as interest expense for our notes payable for the three and nine months ended September 30, 2011, respectively.  Amortization of deferred financing costs of $0.1 million was recognized as interest expense for our notes payable for both the three and nine months ended September 30, 2010.

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

Until proceeds from the Offerings are fully invested and generating sufficient operating cash flow to fully fund the payment of distributions to our stockholders, we have paid and will continue to pay some or all of our distributions from sources other than operating cash flow.  We may, for example, generate cash to pay distributions from financing activities, components of which may include proceeds from the Offerings and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow.  We may also utilize cash from dispositions, including the components of which may represent a return of capital and/or the gains on sale.  In addition, from time to time, our Advisor may agree to waive or defer all or a portion of the acquisition, asset management or other fees or incentives due to it, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash that we have available to pay distributions to our stockholders.

Total distributions of $8.8 million were paid to stockholders during the nine months ended September 30, 2011.  Distributions funded through the issuance of shares under the DRP during the nine months ended September 30, 2011 were $5.9 million.  Accordingly, cash amounts distributed to stockholders during the nine months ended September 30, 2011 were $2.9 million and were funded from cash provided by operations.  Total distributions of $6.6 million were paid to stockholders during the nine months ended September 30, 2010.  Distributions funded through the issuance of shares under the DRP during the nine months ended September 30, 2010 were $4.6 million.  Accordingly, cash amounts distributed to stockholders during the nine months ended September 30, 2010 were approximately $2 million.  A portion of the $2 million of cash distributions to stockholders during the first quarter of 2011 were funded from cash flow provided by operations.  The remaining cash distributions during the nine months ended September 30, 2011, were funded from proceeds from the Initial Offering.    Future distributions declared and paid may exceed cash flow provided by operating activities until such time that we invest in additional real estate or real estate-related assets at favorable yields and our investments reach stabilization.

Distributions paid to stockholders are funded through various sources, including cash flow provided by operating activities, proceeds raised from our Offerings, reinvestment through our DRP, and/or additional borrowings.  The following summarizes certain information related to the sources of recent distributions (amounts in thousands):

	September 30,
	2011	2010
Total Distributions Paid	$8,811	$6,624

Principal Sources of Funding:
Distribution Reinvestment Plan	$5,912	$4,622
Cash flow provided by (used in) operating activities	$4,711	$(1,893)
Cash available at the beginning of the period (1)	$49,375	$67,509

(1) Represents the cash available at the beginning of the reporting period primarily attributable to excess funds raised from the issuance of common stock and borrowings, after the impact of historical operating activities, other investing and financing activities.

The following are the distributions paid and declared as of September 30, 2011 and 2010 ($ in thousands except per share amounts).

				Cash Flow	Total	Declared
	Distributions Paid			Provided by (Used In)	Distributions	Distribution
2011	Cash	Reinvested	Total	Operations	Declared	Per Share
3rd Quarter	$1,026	$2,049	$3,075	$5,716	$3,090	$0.126
2nd Quarter	972	1,991	2,963	(593)	2,976	0.125
1st Quarter	901	1,872	2,773	(412)	2,815	0.123
Total	$2,899	$5,912	$8,811	$4,711	$8,881	$0.374

				Cash Flow	Total	Declared
	Distributions Paid			Provided by (Used In)	Distributions	Distribution
2010	Cash	Reinvested	Total	Operations	Declared	Per Share
3rd Quarter	$794	$1,736	$2,530	$(1,130)	$2,587	$0.126
2nd Quarter	677	1,553	2,230	(1,933)	2,323	0.125
1st Quarter	531	1,333	1,864	1,170	1,967	0.123
Total	$2,002	$4,622	$6,624	$(1,893)	$6,877	$0.374

Distributions declared per share assumes the share was issued and outstanding each day during the period.  During the nine months ended September 30, 2011 and 2010, distributions have been declared at a daily distribution rate of $0.0013699 (an effective annual rate of 5%).  Each day during the nine months ended September 30, 2011 and 2010 was a record date for distributions.  On September 21, 2011, our board of directors declared distributions payable to the stockholders of record each day during the months of October, November and December 2011 at a daily distribution rate of $0.0013699.

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

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any below-market fixed rate renewal option for below-market leases.  We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the above determined lease term.

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

Investment Impairments

For all of our real estate and real estate related investments, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  Examples of the types of events and circumstances that would cause management to assess our assets for potential impairment include, but are not limited to:  a significant decrease in the market price of an asset; a significant adverse change in the manner in which the asset is being used; an accumulation of costs in excess of the acquisition basis plus construction of the property; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers and changes in the global and local markets or economic conditions.  Our assets may at times be concentrated in limited geographic locations and, to the extent that our portfolio is concentrated in limited geographic locations, downturns specifically related to such regions may result in tenants defaulting on their lease obligations at a portion of our properties within a short time period, which may result in asset impairments.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist.  While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.

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

We believe the carrying value of our operating real estate and loan investments is currently recoverable.  Accordingly, there were no impairment charges for the three or nine months ended September 30, 2011 or 2010.  However, if market conditions worsen beyond our current expectations, or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

We maintain approximately $0.3 million in Euro-denominated accounts at European financial institutions.  Accordingly, we are not materially exposed to any significant foreign currency fluctuations related to these accounts.

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $205.1 million in notes payable at September 30, 2011, $98 million represented debt subject to variable interest rates, of which $40.3 million is subject to minimum interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.6 million.

Interest rate caps classified as assets were reported at their combined fair value of less than $0.1 million within prepaid expenses and other assets at September 30, 2011.  A 100 basis point decrease in interest rates would result in a less than $0.1 million net decrease in the fair value of our interest rate caps.  A 100 basis point increase in interest rates would result in a $0.3 million net increase in the fair value of our interest rate caps.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 30, 2011, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                    Legal Proceedings.

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.                 Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 or our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

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

On July 5, 2011, our Registration Statement on Form S-11 (File No. 333-169345), covering the Follow-On Offering of up to 75,000,000 shares of common stock, was declared effective under the Securities Act.  We are offering a maximum of 50,000,000 shares in the primary offering component of the Follow-On Offering for an aggregate offering price of up to $500 million, or $10.00 per share with discounts available to certain categories of purchasers.  The 25,000,000 shares being offered under the DRP component of the Follow-On Offering are offered at an aggregate offering price of $237.5 million, or $9.50 per share.  Behringer Securities LP, an affiliate of our Advisor, is the dealer manager of the Follow-On Offering.

As of September 30, 2011, we had sold an aggregate 23,337,319 shares from the primary offering components of the Offerings on a best efforts basis for gross offering proceeds of approximately of $233 million.  In addition, as of September 30, 2011, we had sold an aggregate of 1,677,217 shares from the DRP for gross offering proceeds of $15.9 million.

From the commencement of the Initial Offering through September 30, 2011, we incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the primary offering components of the Offerings ($ in thousands):

Type of Expense	Amount
Other expenses to affiliates (1)	$29,278
Other expenses to non-affiliates	—

Total expenses	$29,278

(1)“Other expenses to affiliates” includes commissions, dealer manager fees and organizational and offering expenses paid to Behringer Securities or our advisor, which reallowed all or a portion of the commissions and fees to soliciting dealers.

From the commencement of the Offerings through September 30, 2011, the net offering proceeds to us from the primary offering component of the Offerings, after deducting the total expenses incurred described above, were $204 million.  From the commencement of the Initial Offering through September 30, 2011, we had used $182.7 million of such net proceeds to purchase interests in real estate (net of acquisition date debt) and real estate-related investments.  Of the amount used for the purchase of these investments, $8.4 million was paid to the Advisor as acquisition and advisory fees and acquisition expense reimbursement.

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

For the three months ended September 30, 2011 our board of directors redeemed all 36 redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 460,973 shares redeemed since inception.  During the quarter ended September 30, 2011, we redeemed shares as follows:

2011	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
July	—	$—	—
August	93,701	$8.95	93,701	(1)
September	—	$—	—

	93,701	$8.95	93,701	(1)

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

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

Dated: November 14, 2011	By:	/s/ Kymberlyn K. Janney
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

10.1	Dealer Manager Agreement by and between the Company and Behringer Securities LP dated July 5, 2011 (incorporated by reference to Exhibit 1.1 to Form 8-K filed on July 8, 2011)

10.2

Third Amended and Restated Advisory Agreement by and between the Company and Behringer Harvard Opportunity Advisors II, LLC dated July 5, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 8, 2011)

10.3*	Limited Liability Company Agreement of Behringer Harvard Margate, LLC, dated September 29, 2011, between Behringer Harvard Margate Holding, LLC and Margate Peak, LLC

10.4*	Real Estate Purchase and Sale Agreement, dated June 6, 2011, between Advenir@Margate, LLC and Grand Peaks Properties, Inc.

10.5*	First Amendment to Real Estate Purchase and Sale Agreement, dated July 21, 2011, between Advenir@Margate, LLC and Grand Peaks Properties, Inc.

10.6*	Second Amendment to Real Estate Purchase and Sale Agreement, dated July 28, 2011, between Advenir@Margate, LLC and Grand Peaks Properties, Inc.

10.7*	Third Amendment to Real Estate Purchase and Sale Agreement, dated September 30, 2011, between Advenir@Margate, LLC and Behringer Harvard Margate, LLC

10.8*	Fourth Amendment to Real Estate Purchase and Sale Agreement, dated October 7, 2011, between Advenir@Margate, LLC and Behringer Harvard Margate, LLC

10.9*	Assignment and Assumption of Real Estate Purchase and Sale Agreement, dated September 29, 2011, between Grand Peaks Properties, Inc. and Behringer Harvard Margate, LLC

10.10*	Assumption Agreement, dated October 19, 2011, among Behringer Harvard Margate, LLC, Advenir@Margate, LLC, and U.S. Bank National Association

10.11*	Assumption Agreement, dated October 19, 2011, among Behringer Harvard Margate, LLC, Advenir@Margate, LLC, and Federal Home Loan Mortgage Association

10.12*	Multifamily Mortgage, Assignment of Rents and Security Agreement, dated December 15, 2009, between Advenir@Margate, LLC and CBRE Capital Markets, Inc.

10.13*	Multifamily Mortgage, Assignment of Rents and Security Agreement, dated April 19, 2011, between Advenir@Margate, LLC and CBRE Capital Markets, Inc.

10.14*	Special Warranty Deed, dated October 19, 2011, by Advenir@Margate, LLC to Behringer Harvard Margate, LLC

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*	Section 1350 Certification**

32.2*	Section 1350 Certification**

101**

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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