Form 10-K
period 2011-12-31
Behringer Harvard Opportunity REIT II, Inc.
filed 2012-03-28
CIK 1387061

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         While there is no established market for the registrant's shares of common stock, the Registrant has conducted two public offerings of its shares of common stock pursuant to a registration statement on Form S-11, which shares were sold at $10.00 per share, with discounts available for certain categories of purchasers. The Registrant terminated the primary offering component of its follow-on public offering on March 15, 2012. The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of June 30, 2011 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $243.2 million assuming a market value of $10.00 per share.

         As of February 29, 2012, the registrant had 25,898,100 shares of common stock outstanding.

 BEHRINGER HARVARD OPPORTUNITY REIT II, INC.
FORM 10-K
Year Ended December 31, 2011

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

        We acquire and operate commercial real estate and real estate-related assets. In particular, we focus generally on acquiring commercial properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. In addition, our opportunistic investment strategy also includes investments in real estate-related assets that present opportunities for higher current income. Such investments may have capital gain characteristics, whether as a result of a discount purchase or related equity participations. We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties. These properties may be existing, income-producing properties, newly constructed properties, or properties under development or construction. They may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multi-tenant use. We may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. Further, we may originate or invest in collateralized mortgage-backed securities and mortgage, bridge or mezzanine loans, or in entities that make investments similar to the foregoing. We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. We completed our first property acquisition, an office building located in Denver, Colorado, on October 28, 2008. As of December 31, 2011, we had invested in fifteen assets. Of these 15 assets, we sold three assets prior to December 31, 2011 and received the early prepayment of a loan. We sold an additional property subsequent to year-end which was classified as held for sale on our Consolidated Balance Sheet at December 31, 2011.

        Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware on January 12, 2007 ("Behringer Harvard Opportunity OP II"). As of December 31, 2011, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, was the sole general partner of Behringer Harvard Opportunity OP II and owned a 0.1% partnership interest in Behringer Harvard Opportunity OP II. As of December 31, 2011, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of Behringer Harvard Opportunity OP II and owned the remaining 99.9% interest in Behringer Harvard Opportunity OP II.

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

Public Offerings of Common Stock

        On February 26, 2007, we filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (the "SEC") to offer up to 125,000,000 shares of common stock for sale to the public (the "Initial Offering"), of which 25,000,000 shares were being offered pursuant to our distribution reinvestment plan (the "DRP"). The SEC declared our Registration Statement effective on January 4, 2008, and we commenced the Initial Offering on January 21, 2008. On July 3, 2011, the Initial Offering terminated in accordance with its terms.

        Prior to termination of the Initial Offering, on September 13, 2010, we filed a second Registration Statement on Form S-11 with the SEC to register a follow-on public offering of up to 75,000,000 shares of our common stock for sale to the public (the "Follow-On Offering" and, together with the Initial Offering, the "Offerings"), of which 25,000,000 shares are being offered pursuant to the DRP. On July 5, 2011, the Follow-On Offering was declared effective by the SEC, and we commenced offering shares under the Follow-On Offering. We terminated the primary portion of the follow-on offering effective March 15, 2012. Effective April 2, 2012, we will discontinue to offer shares of our common stock under the DRP. Through December 31, 2011, we raised gross offering proceeds of approximately $256.4 million from the sale of approximately 25.8 million shares under the Offerings, including shares sold under the DRP.

        In connection with our initial capitalization, on January 19, 2007, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer Harvard Holdings. Behringer Harvard Holdings transferred its shares of convertible stock to the Advisor on April 2, 2010. As of December 31, 2011, we had 25.3 million shares of common stock outstanding, which includes the 22,471 shares issued to Behringer Harvard Holdings. As of December 31, 2011, we had 1,000 shares of convertible stock issued and outstanding to the Advisor.

        We commenced operations on April 1, 2008 upon satisfaction of the conditions of our escrow agreement and our acceptance of initial subscriptions of common stock in the Initial Offering. Upon admission of new stockholders, subscription proceeds for the primary offerings were used for payment of dealer manager fees and selling commissions and may be utilized in the offerings as consideration for investments and the payment or reimbursement of offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments. We are currently using the net proceeds from the Offerings primarily to acquire real estate and real estate-related assets consistent with our opportunistic investment strategy. As of December 31, 2011, we had issued 25.8 million shares of our common stock, including 22,471 shares owned by Behringer Harvard Holdings, and 1.9 million shares issued through the DRP. As of December 31, 2011, we had redeemed 0.5 million shares of our common stock.

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

2011 Highlights

        During 2011, we completed the following key transactions:

  •
  we commenced the Follow-On Offering on July 5. Through December 31, 2011, including the Initial Offering which terminated on July 3, 2011, we had sold approximately 25.8 million shares of our common stock (inclusive of distribution reinvestments and without regard to redemptions), resulting in gross proceeds to us of $256.4 million;

  •
  we completed approximately $8.9 million in planned improvements at the Courtyard Kauai Coconut Beach Hotel, bringing the total to approximately $9.2 million of the $11.4 million in budgeted capital improvements;

  •
  we acquired, through a joint venture, an 85% interest in two student housing communities (River Club and the Townhomes at River Club) located near the University of Georgia campus in Athens, Georgia on April 25 from an unaffiliated third party. The contract purchase price for the two student housing communities was approximately $32.8 million, excluding closing costs. In connection with the purchase, the joint venture entered into two mortgage loan agreements totaling $25.2 million;

  •
  the PAL loan was paid off in August, which included receipt of accrued interest of approximately $4 million and an early prepayment penalty of $1 million;

  •
  we acquired, through a joint venture, an 85% interest in Babcock Self Storage located in San Antonio, Texas on August 30 from an unaffiliated third party. The contract purchase price for the property was approximately $3.5 million. In connection with the purchase, the joint venture entered into a loan agreement for approximately $2.3 million;

  •
  the sale of the Inland Empire Distribution Center, in which we owned a 16% interest, occurred in September, resulting in $7.1 million of proceeds to us;

  •
  we acquired, through a joint venture, a 92.5% interest in the Lakes of Margate, a multifamily community located in Margate, Florida on October 19 from an unaffiliated third party. The contract purchase price for the property was approximately $24.4 million, excluding closing costs. In connection with the purchase, the joint venture assumed two Freddie Mac-financed mortgages for $15.4 million;

  •
  we acquired, through a joint venture, a 94% interest in Arbors Harbor Town multifamily community located in Memphis, Tennessee on December 20 from an unaffiliated third party. The contract purchase price for the property was approximately $31.5 million. In connection with the purchase, the joint venture entered into a mortgage loan for $26 million;

  •
  the sale of Archibald Business Center, in which we owned an 80% interest, occurred on December 22. The contract sales price was $15 million. A portion of the proceeds to us from the sale were used to fully satisfy the outstanding indebtedness on the property of $6.3 million; and

  •
  we were under contract to sell the Palms of Monterrey, a multifamily complex in Fort Myers, Florida in which we owned a 90% ownership interest for $39.3 million. We completed this sale on January 5, 2012 to an unaffiliated third party. Proceeds from the sale were used to fully satisfy the existing indebtedness of $19.7 million associated with the property.

        For further information regarding our consolidated real estate properties, see Item 2.

Investment Objectives

        Our primary investment objectives are:

  •
  to realize growth in the value of our investments within three to six years of the termination of the Initial Offering;

  •
  to preserve, protect and return our investors' capital contribution;

  •
  to grow net cash from operations such that more cash is available for distributions to investors; and

  •
  to enable our investors to realize a return of their investment by beginning the process of liquidating and distributing cash to investors or by listing our shares for trading on a national securities exchange within three to six years after termination of the Initial Offering.

Acquisition and Investment Policies

        We seek to acquire and operate real estate and real estate-related assets on an opportunistic basis. We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, and multifamily properties, as well as property for development or redevelopment. We may also invest in real estate-related assets such as collateralized mortgage-backed securities and mortgage, bridge or mezzanine loans, and real estate-related securities. In each case, we will target assets that have been identified as opportunistic investments with significant possibilities for short-term capital appreciation. These assets will be identified as such because of their property-specific characteristics or their market characteristics. For instance, properties that may benefit from unique repositioning opportunities, for development or redevelopment, or that are located in markets with high growth potential or that are available from distressed sellers may present appropriate investments for us. In addition, current economic conditions present opportunities to invest in loans secured by or related to real estate at more attractive rates of current return than have been available for some time. Such loan investments may also have capital gain characteristics, whether as a result of a discount purchase or related equity participations. Because our intended approach to acquiring and operating real estate-related assets involves more risk than comparable real estate programs that have a targeted holding period for investments longer than ours, utilize leverage to a lesser degree, or employ more conservative investment strategies, we believe that we have a potential for a higher rate of return than other real estate programs.

        We intend to hold our assets for a period of three to six years from the termination of the Initial Offering. We believe that holding our assets for this period will enable us to capitalize on the potential for increased income and capital appreciation of assets while also providing a level of liquidity consistent with our investment strategy and fund life. Though we will evaluate each of our assets for capital appreciation generally within a targeted holding period of three to six years from the termination of the Initial Offering, we may consider investing in properties and other assets with a different holding period in the event such investments provide an opportunity for an attractive return in a period that is consistent with the life of the Company. Further, economic or market conditions may influence us to hold our investments for different periods of time.

        We typically make our real estate investments in fee title or a long-term leasehold estate through Behringer Harvard Opportunity OP II or indirectly through limited liability companies or through investments in joint ventures, partnerships, co-tenancies, or other co-ownership arrangements with the developers of the properties, affiliates of the Advisor, or other persons.

Borrowing Policies

        There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, the maximum amount of our indebtedness cannot exceed 300% of our "net assets" (as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007 (the "NASAA REIT Guidelines")) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors. In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets and only will apply once we have invested substantially all of our capital from the Follow-On Offering. As a result, we expect to borrow more than 75% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent. Our board of directors must review our aggregate borrowings at least quarterly. As of December 31, 2011, we had an aggregate debt leverage ratio of approximately 51.7% of the aggregate value of our assets.

Disposition Policies

        As each of our investments reaches what we believe to be the asset's optimum value during the expected life of the program, we will consider disposing of the investment and may do so for the purpose of distributing the net sale proceeds to our stockholders, investing the proceeds in other assets that we believe may produce a higher overall future return to the Company's investors or satisfying obligations of the company. We anticipate that any such investment disposition typically would occur during the period from three to six years after termination of our initial public primary offering. Economic or market conditions may, however, result in different holding periods. A property may be sold before the end of the expected holding period if, in the judgment of our Advisor and the independent board, the sale of the property is in the best interests of the Company and its stockholders.

Distribution Policy

        In order to qualify as a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders. Distributions are authorized at the discretion of our board of directors based on its analysis of our performance over the previous period, expectations of performance for future periods, including actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, general financial condition, and other factors that our board deems relevant. The board's decision will be influenced, in substantial part, by its obligation to ensure that we maintain our status as a REIT. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period but may be paid in anticipation of cash flow that we expect to receive during a later period or of receiving funds in an attempt to make distributions relatively uniform. In light of the pervasive and fundamental disruptions in the global financial and real estate markets, we cannot provide assurance that we will be able to achieve expected cash flows necessary to pay distributions at any particular level, or at all. Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions.

        Until proceeds from the Offerings are fully invested and generating sufficient operating cash flow to fully fund the payment of distributions to our stockholders, we have paid and may continue to pay some or all of our distributions from sources other than operating cash flow. We have, for example, generated cash to pay distributions from financing activities, components of which include proceeds from the Offerings and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow. We have also utilized cash from refinancings and dispositions, the components of which may represent a return of capital and/or the gains on sale. In addition, from time to time, our Advisor and its affiliates may agree to waive or defer all, or a portion, of the acquisition, asset management or other fees or incentives due to them, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash that we have available to pay distributions to our stockholders.

        Historically, our board of directors has declared distributions on a quarterly basis, portions of which were paid on a monthly basis. Monthly distributions were paid based on daily record dates so our investors would be entitled to be paid distributions beginning on the day they purchased shares. On March 20, 2012, our board of directors declared a special distribution of $0.50 per share of common stock payable to our stockholders of record as of April 3, 2012 and determined to cease regular, monthly distributions in favor of payment of periodic distributions from excess proceeds from asset dispositions or from other sources as necessary to maintain our REIT tax status.

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

Significant Tenants

        As of December 31, 2011, none of our tenants accounted for 10% or more of our aggregate annual revenues from our consolidated properties.

Employees

        We have no employees. The Advisor or other affiliates of Behringer Harvard Holdings perform a full range of real estate services for us, including asset acquisition, property management, accounting, legal, asset management, wholesale brokerage, and investor relations services.

        We are dependent on affiliates of Behringer Harvard Holdings for services that are essential to us, including asset acquisition decisions, property management, and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.

Financial Information About Industry Segments

        Our current business consists of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.

Available Information

        We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports with the SEC. We also have filed with the SEC registration statements in connection with the Offerings. Copies of our filings with the SEC may be obtained from our website at www.behringerharvard.com or at the SEC's website at www.sec.gov. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Annual Report on Form 10-K.

Item 1A.    Risk Factors.

        The factors described below represent the principal risks of an investment in our shares and that could cause our actual results to differ materially from those presented in our forward-looking statements. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate. Our stockholders may be referred to as "you" or "your" in this Item 1A, "Risk Factors" section.

Risks Related to an Investment in Behringer Harvard Opportunity REIT II, Inc.

There is no public trading market for your shares; therefore, it will be difficult for you to sell your shares. If you are able to sell your shares, you may have to sell them at a substantial discount from the public offering price.

        There is no public market for your shares. In addition, the price you receive for the sale of any shares of our common stock is likely to be less than the proportionate value of our investments. The minimum purchase requirements and suitability standards imposed on prospective investors in the Offerings also apply to subsequent purchasers of our shares. If you are able to find a buyer for your shares, you may not sell your shares to such buyer unless the buyer meets the suitability standards applicable to him, which may inhibit your ability to sell your shares. Our board of directors may reject any request for redemption of shares or amend, suspend or terminate our share redemption program at any time. Effective April 1, 2012, our board of directors suspended until further notice accepting Ordinary Redemptions, or those redemptions not submitted upon a stockholder's death, qualifying disability or confinement to a long-term care facility (which are referred to as Exceptional Redemptions). Therefore, it will be difficult for you to sell your shares promptly or at all. You may not be able to sell your shares in the event of an emergency, and, if you are able to sell your shares, you may have to sell them at a substantial discount from the price you paid to acquire the shares. It is also likely that your shares would not be accepted as the primary collateral for a loan.

We and the other public Behringer Harvard sponsored programs have experienced losses in the past, and we may experience similar losses in the future.

        For the year ended December 31, 2011, we made cumulative distributions of $11.9 million, we had a net loss of $8.6 million, and cash flow provided by operations of $2.9 million. Our losses can be attributed, in part, to the initial start-up costs and operating expenses incurred prior to purchasing properties and making investments in properties that are in lease up and have not yet reached stabilization. In addition, depreciation and amortization expenses substantially reduced our income. Due to recent changes in accounting principles generally accepted in the United States ("GAAP") which were effective in 2009, acquisition expenses now also reduce income (prior to 2009 such expenses were capitalized). Acquisition expenses related to equity investments are still capitalized under GAAP. Historically, other Behringer Harvard sponsored programs have also experienced losses, especially during the early periods of their operation. In addition, Behringer Harvard sponsored programs that substantially completed their primary equity offerings at or prior to the end of 2008 have been adversely affected by the disruptions to the economy generally and the real estate market. These programs have recently announced estimated per share valuations that are significantly below the initial offering price of such shares. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

The offering price of our shares in the Offerings and DRP was not established in reliance on a valuation of our assets and liabilities; the actual value of your investment may be substantially less than what you pay. We may use the most recent price paid to acquire a share in the Follow-on Offering as the basis for the estimated value of our shares until we have completed our offering stage. Even when our board of directors uses other valuation methods to estimate the value of our shares, the value of our shares will be based upon a number of assumptions that may not be accurate or complete.

        The offering price per share in the Follow-on Offering and in the current DRP offering bears no relationship to the book or net value of our assets or to our expected operating income. Pursuant to our valuation policy, the $10.00 per share gross offering price of a share of our common stock in the Follow-on Offering is the estimated value of our common stock as of December 31, 2011. See Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities—Market Information" of this Annual Report on Form 10-K for additional information regarding our estimated per share value.

        Although this estimated value represents the most recent price at which most investors were willing to purchase shares in the Follow-on Offering, this reported value may be substantially less than the price that a stockholder would receive in the near term upon a resale of his or her shares or upon a liquidation of us because (i) there is no public trading market for the shares at this time; (ii) the $10.00 Follow-on Offering price involved the payment of underwriting compensation and other directed selling efforts, which payments and efforts were likely to produce a higher sale price than could otherwise be obtained; (iii) estimated value does not reflect, and is not derived from, the fair market value of our assets because the amount of proceeds available for investment from the Follow-on Offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iv) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current disruptions in the financial and real estate markets may affect the values of our investments; and (v) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.

        No later than 18 months after the last sale of shares of our common stock in a primary offering (or other securities from which the board of directors believes the value of a share of common stock can be estimated), not including any offering of shares pursuant to a distribution reinvestment plan or an employee benefit plan or an offering of securities issuable upon the redemption of interests in our operating partnership, we will disclose an estimated per share value that is not based solely on the offering price of securities in such offering. We expect this to occur on or before September 15, 2013. This estimate will be determined by our board of directors, or a committee thereof, after consultation with our Advisor, or if we are no longer advised by our Advisor, our officers and employees, subject to the restrictions and limitations set forth in the valuation policy. After first publishing an estimate by the board of directors within 18 months after an offering, we will repeat the process of estimating the per share value of the common stock periodically thereafter, generally annually.

        Our board of directors or a committee thereof will have the discretion to choose a methodology or combination of methodologies as it deems reasonable under then current circumstances for estimating the per share value of our common stock. When determining the estimated value of our shares by methods other than the last price paid to acquire a share in an offering, the estimate will be based upon a number of assumptions that may not be accurate or complete. Accordingly, these estimates may or may not be an accurate reflection of the fair market value of our investments and, therefore, the estimated value will not be likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your shares. In addition, this per share valuation method will not be likely to be designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets.

The actual value of shares that we repurchase under our share redemption program may be substantially less than what we pay to repurchase the shares.

        Under our share redemption program, shares may be repurchased at varying prices depending on (a) the purchase price paid for the shares and (b) whether the redemptions are sought upon a stockholder's death, qualifying disability or confinement to a long-term care facility. The current maximum price that may be paid under the program is $10.00 per share, which was the offering price of our shares of common stock in the Follow-on Offering and, as described above, the estimated value of our common shares pursuant to our valuation policy as of December 31, 2011. See Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities" of this Annual Report on Form 10-K for additional information regarding our estimated per share value and amendments adopted effective April 1, 2012 that affect the prices at which we repurchase shares under our share redemption program. Although this estimated value represents the most recent price at which most investors were willing to purchase shares in the Follow-on Offering, this estimated value is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock at $10.00 per share, the actual value of the shares that we repurchase is likely to be less, and the repurchase is likely to be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.

The fair value of our shares may be lower than the sales price for a share under our DRP, and this risk will be greater after any special distribution following the recent sale of a subset of our portfolio.

        We have not conducted a valuation of our portfolio. As a result, the price paid for our shares under our DRP may be greater than their present fair value. Moreover, we recently disposed of a subset of our investment portfolio. In connection with these asset dispositions, on March 20, 2012, our board of directors authorized a special distribution payable to stockholders of record on April 3, 2012. Pursuant to our valuation policy, our estimated per share value will be adjusted from the gross offering price of $10 per share in the Follow-on Offering to account for payment of the special distribution. It is likely that our remaining assets could not be sold now on terms as attractive as those of our recent sales. Therefore, the risk that our DRP price may be higher than the current value of our assets will be heightened after any special distribution payment.

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

        Delays we encounter in the selection, acquisition and development of properties could adversely affect your returns. In addition, if we are unable to invest our offering proceeds in real properties in a timely manner, we will hold the proceeds of the Offerings in an interest-bearing account, invest the proceeds in short-term, investment-grade investments or, ultimately, liquidate. In such an event, our ability to pay distributions to our stockholders and the returns to our stockholders would be adversely affected.

If we continue to pay a portion of distributions from sources other than our cash flow from operations, we will have fewer funds available for the acquisition of properties, and your overall return may be reduced.

        Our organizational documents permit us to make distributions from any source, such as from the proceeds of the Offerings or other offerings, cash advances to us by our Advisor, cash resulting from a waiver of asset management fees, and borrowings, including borrowings secured by our assets, in anticipation of future operating cash flow. If we continue to fund a portion of distributions from financings or the net proceeds from the Offerings, we will have less funds available for acquiring properties and other investments, and your overall return may be reduced. Further, to the extent distributions have or continue to exceed cash flow from operations, a stockholder's basis in our stock will be reduced and, to the extent distributions exceed a stockholder's basis, the stockholder may recognize capital gain. Our organizational documents do not limit the amount of distributions we can fund from sources other than from operating cash flow.

To the extent offering proceeds are used to pay fees to our Advisor or its affiliates or to fund distributions, our investors will realize dilution and later investors may also realize a lower rate of return than investors who invested earlier in the Offerings.

        Our Advisor and its affiliates provide services for us in connection with, among other things, the selection and acquisition of our investments, the management and leasing of our properties, the servicing of our mortgage, bridge, mezzanine or other loans, and the disposition of our assets. We pay them upfront fees for these services, which reduces the amount of cash available for investment in real estate or distribution to you. In addition, we have used offering proceeds to fund distributions, and later investors who did not receive those distributions will therefore experience additional immediate dilution of their investment. Also, to the extent we incur debt to fund distributions earlier in our public offerings, the amount of cash available for distributions in future periods will be decreased by the repayment of such debt.

        The use of offering proceeds to pay fees to our Advisor and its affiliates or to fund distributions increases the risk that the amount available for distribution to stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in the Offerings.

Investors who invested in us at the beginning of the Offerings may realize a lower rate of return than later investors.

        There can be no assurances as to when we will begin to generate sufficient cash flow to fully fund the payment of distributions. As a result, investors who invested in us before we generate significant cash flow may realize a lower rate of return than later investors. We expect to have little cash flow from operations available for distribution until we make substantial investments. In addition, to the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation. Therefore, until such time as we have sufficient cash flow from operations to fully fund the payment of distributions therefrom, some or all of our distributions will be paid from other sources, such as from the proceeds of the Offerings or future offerings, cash advances to us by our Advisor, cash resulting from a waiver of asset management fees, and borrowings, including borrowings secured by our assets, in anticipation of future operating cash flow.

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

If we are unable to achieve significant diversification of our portfolio the value of your investment in us will fluctuate with the performance of the specific investments we make.

        We are dependent on funds from the Offerings as well as debt financing to make additional investments resulting in greater diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we acquire. If we cannot achieve significant diversification in our investments, the likelihood of our profitability being affected by the performance of any one of our investments will increase. We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Your investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments.

We and our Advisor have a limited operating history, we have no established financing sources, and the prior performance of real estate investment programs sponsored by Behringer Harvard Holdings and Robert M. Behringer may not be indicative of our future results.

        We and our Advisor have only limited operating histories. You should not rely upon the past performance of other real estate investment programs sponsored by Behringer Harvard Holdings and Robert M. Behringer to predict our future results. We were incorporated in January 2007, commenced operations in April 2008, and, as of the date of this Annual Report on Form 10-K, we had invested in fifteen assets (including one property classified as held for sale on our consolidated balance sheet). Of these 15 assets, we have sold three assets prior to December 31, 2011 and received the early prepayment of a loan. Accordingly, the prior performance of real estate investment programs sponsored by Behringer Harvard Holdings and Robert M. Behringer may not be indicative of our future results.

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

  •
  respond to competition for our targeted real estate properties and other investments; and

  •
  continue to build and expand our operations structure to support our business.

        We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause you to lose all or a portion of your investment.

If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.

        Our success depends to a significant degree upon the continued contributions of our chairman, certain executive officers and other key personnel, of us, our Advisor and its affiliates, including Robert M. Behringer, Robert S. Aisner and Michael J. O'Hanlon, each of whom would be difficult to replace. We do not have employment agreements with our chairman and executive officers, and we cannot guarantee that they will remain affiliated with us. Although our chairman, several of our executive officers and other key personnel, including Mr. Behringer, Mr. Aisner, and Mr. O'Hanlon have entered into employment agreements with affiliates of our Advisor, including Harvard Property Trust, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with our Advisor. If any of our key personnel were to cease their affiliation with us, our Advisor or its affiliates, our operating results could suffer. We do not intend to separately maintain key person life insurance on any of our key personnel. We believe that our future success depends, in large part, upon our Advisor's and its affiliates' ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for persons with these skills is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel. Further, we have established, and intend in the future to establish, strategic relationships with firms that have special expertise in certain services or as to assets both nationally and in certain geographic regions. Maintaining these relationships will be important for us to effectively compete for assets. We cannot assure you that we will be successful in attracting and retaining such strategic relationships. If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

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

        We have purchased real estate assets located outside the United States and may make or purchase mortgage, bridge, mezzanine or other loans or participations in mortgage, bridge, mezzanine or other loans made by a borrower located outside the United States or secured by property located outside the United States. These investments may be affected by factors peculiar to the laws of the jurisdiction in which the borrower or the property is located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following risks:

  •
  governmental laws, rules and policies, including laws relating to the foreign ownership of real property or mortgages and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person's or corporation's country of origin;

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

        There may be periods during which one or more Behringer Harvard sponsored programs are seeking to invest in similar properties and other real estate-related investments. As a result, we may be buying properties and other real estate-related investments at the same time as one or more of the other Behringer Harvard sponsored programs managed by officers and employees of our Advisor and/or its affiliates, and these other Behringer Harvard sponsored programs may use investment strategies that are similar to ours. Our executive officers and the executive officers of our Advisor are also the executive officers of other Behringer Harvard sponsored REITs and their advisors, the general partners of Behringer Harvard sponsored partnerships and/or the advisors or fiduciaries of other Behringer Harvard sponsored programs, and these entities are and will be under common control. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another Behringer Harvard sponsored program. In the event these conflicts arise, we cannot assure you that our best interests will be met when officers and employees acting on behalf of our Advisor and on behalf of advisors and managers of other Behringer Harvard sponsored programs decide whether to allocate any particular property to us or to another Behringer Harvard sponsored program or affiliate of our Advisor, which may have an investment strategy that is similar to ours. In addition, we may acquire properties in geographic areas where other Behringer Harvard sponsored programs own properties. If one of the other Behringer Harvard sponsored programs attracts a tenant for which we are competing, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may apply if our Advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations in mortgage, bridge or mezzanine loans on our behalf because other Behringer Harvard sponsored programs may be competing with us for such investments. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved.

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

        The fees our Advisor receives in connection with transactions involving the purchase and management of an asset are based on the cost of the investment, including the amount budgeted for the development, construction, and improvement of each asset, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our Advisor to recommend riskier transactions to us. Furthermore, the Advisor will refund these fees to the extent they are based on budgeted amounts that prove too high once development, construction, or improvements are completed, but the fact that these fees are initially calculated, in part, based on budgeted amounts could influence our Advisor to overstate the estimated costs of development, construction, or improvements in order to accelerate the cash flow it receives.

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

Our Advisor's executive officers and key personnel and the executive officers and key personnel of Behringer Harvard-affiliated entities that conduct our day-to-day operations will face competing demands on their time, and this may cause our investment returns to suffer.

        We rely upon the executive officers of our Advisor and the executive officers and employees of Behringer Harvard-affiliated entities to conduct our day-to-day operations. These persons also conduct the day-to-day operations of other Behringer Harvard sponsored programs and may have other business interests as well. Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate. If this occurs, the returns on our investments may suffer.

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

We rely on affiliates of Behringer Harvard Holdings, including our Advisor, to manage our operations and our portfolio of real estate assets and any adverse changes in the financial health of Behringer Harvard Holdings could hinder our Advisor's ability to provide these services to us and consequently impair our operating results and negatively affect the return on your investment.

        Behringer Harvard Holdings, through one or more of its subsidiaries, owns and controls our Advisor and our property manager. The operations of our Advisor and our property manager rely substantially on Behringer Harvard Holdings. Behringer Harvard Holdings has no established finance sources and is largely dependent upon the fees and other compensation that it receives from the public programs it sponsors (including us) to conduct its operations. In connection with the Offerings we agreed to reimburse the Advisor or its affiliates for organization and offering expenses (other than selling commissions and the dealer manager fee) incurred on our behalf in an amount not to exceed 1.5% of the gross proceeds raised in the primary offering component of the Offerings as determined upon completion of the Follow-on Offering. Since our inception through December 31, 2011, approximately $15.9 million of organization and offering expenses was incurred by the Advisor or its affiliates on our behalf. Of this amount, we reimbursed the Advisor $7.5 million in connection with the Initial Offering and the Advisor waived $3.5 million. Upon completion of the primary offering component in the Follow-On Offering (which occurred March 15, 2012), the Advisor is required to reimburse us to the extent that the $7.5 million that we reimbursed the Advisor for organization and offering expenses (other than selling commissions and the dealer manager fee) in the Offerings exceeded 1.5% of the gross proceeds raised in the primary component of the Offerings. Based on our current review of projected gross proceeds from our Offerings, we have booked a receivable from the Advisor for $3.9 million of organization and offering expenses that were previously reimbursed to the Advisor.

        If the fee income Behringer Harvard Holdings receives is inadequate to cover its operating expenses, including the reimbursement to us of the $3.9 million receivable and the additional $12.3 million of organization and offering expenses paid on our behalf, Behringer Harvard Holdings will need to secure additional capital. If Behringer Harvard Holdings is unable to secure additional capital, Behringer Harvard Holdings may become unable to meet its obligations and we may not recover the amounts owed to us. If this occurs, we might be required to find alternative service providers, which could result in a significant disruption of our business and may adversely affect the value of your investment in us. Further, given the non-compete agreements in place with Behringer Harvard Holdings' employees and the non-solicitation agreements we have with our Advisor and property manager, it would be difficult for us to utilize any current employees that provide services to us.

If we internalize our management functions, your interest in us could be diluted, and we could incur other significant costs associated with being self-managed.

        Our strategy may involve becoming "self-managed" by internalizing our management functions, particularly if we seek to list our shares on an exchange as a way of providing our stockholders with a liquidity event. The method by which we could internalize these functions could take many forms. We may hire our own group of executives and other employees or we may elect to negotiate to acquire our Advisor's and property manager's assets and personnel. Under our advisory management agreement, we are restricted from hiring or soliciting any employee of our Advisor or its affiliates for one year from the termination of the agreement. We are similarly restricted under our property management agreement with respect to the employees of our property manager or its affiliates. These restrictions could make it difficult to internalize our management functions without acquiring assets and personnel from our Advisor and its affiliates for consideration that would be negotiated at that time. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our stock. An internalization transaction could result in significant payments to affiliates of our Advisor irrespective of whether you received the returns on which we have conditioned other back-end compensation. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the net income per share and modified funds from operations per share attributable to your investment. We will not be required to seek a stockholder vote to become self-managed.

        In addition, while we would no longer bear the costs of the various fees and expenses we pay to our Advisor under the advisory management agreement if we internalize, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance and SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that are now paid by our Advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and modified funds from operations and may further dilute your investment. We cannot reasonably estimate the amount of fees to our Advisor we would save and the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Advisor, our net income per share and modified funds from operations per share would be lower as a result of the internalization than they otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

        As currently organized, we do not directly employ any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers' disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Nothing in our charter prohibits us from entering into the transaction described above.

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

        We rely on persons employed by our Advisor to manage our day-to-day operations. If we were to effectuate an internalization of our Advisor, we may not be able to retain all of the employees of our Advisor or to maintain a relationship with our sponsor. In addition, some of the employees of our Advisor may provide services to one or more other investment programs. These programs or third parties may decide to retain some or all of our Advisor's key employees in the future. If this occurs, these programs could hire certain of the persons currently employed by our Advisor who are most familiar with our business and operations, thereby potentially adversely impacting our business.

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

        Maryland law provides a second anti-takeover statute, the Control Share Acquisition Act, which provides that "control shares" of a Maryland corporation acquired in a "control share acquisition" have no voting rights except to the extent approved by the corporation's disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, by officers or by directors who are employees of the corporation, are excluded from the vote on whether to accord voting rights to the control shares. "Control shares" are voting shares of stock that would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A "control share acquisition" means the acquisition of control shares. The control share acquisition statute does not apply to (1) shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (2) acquisitions approved or exempted by a corporation's charter or bylaws. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. We can offer no assurance that this provision will not be amended or eliminated at any time in the future. This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our affiliates or any of their affiliates.

Our charter includes an anti-takeover provision that may discourage a stockholder from launching a tender offer for our shares.

        Our charter provides that any tender offer made by a stockholder, including any "mini-tender" offer, must comply with most provisions of Regulation 14D of the Exchange Act. The offering stockholder must provide us notice of such tender offer at least ten business days before initiating the tender offer. If the offering stockholder does not comply with these requirements, we will have the right to redeem that stockholder's shares and any shares acquired in such tender offer. In addition, the non-complying stockholder shall be responsible for all of our expenses in connection with that stockholder's noncompliance. This provision of our charter may discourage a stockholder from initiating a tender offer for our shares and prevent you from receiving a premium price for your shares in such a transaction.

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

        Our board of directors approved our share redemption program, but may amend, suspend or terminate the share redemption program at any time. Effective April 1, 2012, our board of directors suspended until further notice accepting Ordinary Redemptions. Our board of directors may reject any request for redemption of shares. Further, there are many limitations on your ability to sell your shares pursuant to the share redemption program. Any stockholder requesting repurchase of their shares pursuant to our share redemption program will be required to certify to us that such stockholder either (1) acquired the shares requested to be repurchased directly from us or (2) acquired the shares from the original investor by way of a bona fide gift not for value to, or for the benefit of, a member of the stockholder's immediate or extended family, or through a transfer to a custodian, trustee or other fiduciary for the account of the stockholder or his or her immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or operation of law.

        In addition, our share redemption program contains other restrictions and limitations. We cannot guarantee that we will accommodate all redemption requests made in any particular redemption period. If we do not redeem all shares presented for redemption during any period in which we are redeeming shares, then all shares will be redeemed on a pro rata basis during the relevant period. You must hold your shares for at least one year prior to seeking redemption under the share redemption program, except that our board of directors may waive this one-year holding requirement with respect to redemptions sought upon the death or qualifying disability of a stockholder or redemptions sought upon a stockholder's confinement to a long-term care facility. Our board of directors may also waive this one-year holding requirement for other exigent circumstances affecting a stockholder such as bankruptcy or a mandatory distribution requirement under a stockholder's IRA, or with respect to shares purchased through our distribution reinvestment plan. We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. For periods beginning on or after April 1, 2012, the cash available for redemption in any quarterly period will generally be limited to no more than $250,000, and in no event more than $1,000,000 in any twelve- month period. Prior to April 1, 2012, the cash available for redemption on any particular date was generally limited to the proceeds from our DRP during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period, plus, if we had positive operating cash flow during such preceding four fiscal quarters, 1% of all operating cash flow during such preceding four fiscal quarters. The redemption limitations apply to all redemptions, whether Ordinary or Exceptional Redemptions.

        Further, our board of directors reserves the right to reject any request for redemption or to terminate, suspend, or amend the share redemption program at any time and effective April 1, 2012,

our board of directors suspended until further notice accepting Ordinary Redemptions. Therefore, in making a decision to purchase shares of our common stock, you should not assume that you will be able to sell any of your shares back to us pursuant to our share redemption program.

If you are able to resell your shares to us pursuant to our share redemption program, you will likely receive substantially less than the amount paid to acquire the shares from us or the fair market value of your shares, depending upon how long you owned the shares.

        Effective April 1, 2012, prior to the first valuation conducted by the board of directors or a committee thereof (the "Initial Board Valuation") in accordance with our valuation policy, the purchase price per share redeemed under our share redemption program will equal 80% (for Ordinary Redemptions) and 90% (for Exceptional Redemptions) of the difference of (a) the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) (the "Original Share Price") less (b) the aggregate of any special distributions so designated by the board of directors (the "Special Distributions"), distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed shares. On or after the Initial Board Valuation, the purchase price per share for the redeemed shares will equal 80% (for Ordinary Redemptions) and 90% (for Exceptional Redemptions) of the lessor of (1) the current estimated value per share as determined in accordance with the valuation policy; and (2) the Original Share Price less any Special Distributions distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed shares. Accordingly, you may receive less by selling your shares back to us than you would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation.

We may not successfully implement our exit strategy, in which case you may have to hold your investment for an indefinite period.

        Depending upon then prevailing market conditions, it is our intention to consider beginning the process of liquidating our assets and distributing the net proceeds to our stockholders within three to six years after the termination of the Offerings. If we do not begin an orderly liquidation within that period, we may seek to have our shares listed on a national securities exchange. If we do not begin the process of liquidating or listing our shares within this time period, our charter requires that we hold a stockholders meeting to vote on a proposal for our orderly liquidation unless a majority of our board of directors and a majority of our independent directors vote to defer such a meeting beyond the sixth anniversary of the termination of the Offerings.

        Market conditions and other factors could cause us to delay the commencement of our liquidation or to delay the listing of our shares on a national securities exchange beyond six years from the termination of the Offerings. If so, our board of directors and our independent directors may conclude that it is not in our best interests to hold a stockholders meeting for the purpose of voting on a proposal for our orderly liquidation. Our charter permits our board of directors, with the concurrence of a majority of our independent directors, to defer such a stockholder vote indefinitely. Therefore, if we are not successful in implementing our exit strategy, your shares will continue to be illiquid and you may, for an indefinite period of time, be unable to convert your investment into cash easily with minimum loss.

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

        Stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 400,001,000 shares of capital stock, of which 350,000,000 shares are designated as common stock, 1,000 shares are designated as convertible stock and 50,000,000 are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter to increase the number of authorized shares of capital stock, increase or decrease the number of shares of any class or series of stock designated, and may classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. Shares will be issued in the discretion of our board of directors. Stockholders will likely experience dilution of their equity investment in us in the event that we: (1) sell shares of our common stock in the future, including those issued pursuant to the distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of common stock upon the conversion of our convertible stock, (5) issue shares of common stock upon the exercise of any options granted to our independent directors or employees of our Advisor and BHO II Management, our management company and an affiliate of our Advisor, or their affiliates, (6) issue shares to our Advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory management agreement, or (7) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Behringer Harvard Opportunity OP II. In addition, the partnership agreement for Behringer Harvard Opportunity OP II contains provisions that allow, under certain circumstances, other entities, including other Behringer Harvard sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of Behringer Harvard Opportunity OP II. Because the limited partnership interests of Behringer Harvard Opportunity OP II may be exchanged for shares of our common stock, any merger, exchange or conversion between Behringer Harvard Opportunity OP II and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.

Payment of fees to our Advisor and its affiliates will reduce cash available for investment and payment of distributions.

        Our Advisor and its affiliates will perform services for us in connection with, among other things, the selection and acquisition of our investments, the management and leasing of our properties, the servicing of our mortgage, bridge, mezzanine or other loans, the administration of our other investments and the disposition of our assets. They will be paid substantial fees for these services. These fees will reduce the amount of cash available for investment or distributions to stockholders.

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

        There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions generally will be based upon such factors as the amount of cash available or anticipated to be available from real estate investments and, real estate-related securities, mortgage, bridge or mezzanine loans and other investments, current and projected cash requirements and tax considerations. Because we may receive income from interest or rents at various times during our fiscal year, distributions paid may not reflect our income earned in that particular distribution period. The amount of cash available for distributions will be affected by many factors, such as our ability to make acquisitions, the income from those investments and yields on securities of other real estate programs that we invest in, and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We can give no assurance that we will be able to achieve our anticipated cash flow or that distributions will increase over time. Nor can we give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, that loans we make will be repaid or paid on time, that loans will generate the interest payments that we expect, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans, other investments or our investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rates to stockholders.

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

Until proceeds from the Offerings are invested and generating operating cash flow sufficient to make distributions to our stockholders, we have and may continue to make some or all of our distributions from sources other than cash flow from operations, including the proceeds of the Offerings, proceeds from the sale of assets, cash advanced to us by our Advisor, cash resulting from a deferral of asset management fees and/or from borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow, which may reduce the amount of capital we ultimately invest and negatively impact the value of your investment.

        We expect that cash distributions to our stockholders generally will be paid from cash available or anticipated from the cash flow from our investments in properties, real estate securities, mortgage, bridge or mezzanine loans and other real estate-related assets. However, until proceeds from the Offerings are invested and generating operating cash flow sufficient to fully fund distributions to our stockholders, we have and may continue to make some or all of our distributions from the proceeds of the Offerings, proceeds from the sale of assets, cash advanced to us by our Advisor, cash resulting from a waiver or deferral of asset management fees and/or from borrowings (including borrowings secured by our assets) in anticipation of future cash flow. In addition, to the extent our investments are in development or redevelopment projects, or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early period of operation. Once our development projects are completed and begin to generate income, we intend to use such increased income to make distributions to our stockholders. Accordingly, the amount of distributions paid at any time may not reflect current cash flow from our operations. To the extent cash distributions are paid from the proceeds of the Offerings, cash advanced to us by our Advisor, cash resulting from a deferral of asset management fees and/or from borrowings (including borrowings secured by our assets) in anticipation of future cash flow, we will have less capital available to invest in properties and other real estate-related assets, which may negatively impact our ability to make investments and substantially reduce current returns and capital appreciation. In that event, we may not be able to use all of the net proceeds raised in the Offerings for investment in real estate, loans and other investments, paying acquisition fees and expenses incurred in making such investments and for any capital reserves we may establish, until such time as we have sufficient cash flows from operations to fully fund our distributions.

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

        Substantially all of the gross proceeds of the Offerings will be used to make investments in real estate and real estate-related assets and to pay various fees and expenses related to the Offerings. We will establish capital reserves on a property-by-property basis, as we deem appropriate. In addition to any reserves we establish, a lender may require escrow of capital reserves in excess of our established reserves. If these reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. Accordingly, in the event that we develop a need for additional capital in the future for the improvement of our properties or for any other reason, we have not identified any sources for such funding, and we cannot assure you that such sources of funding will be available to us for potential capital needs in the future.

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

        We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation, or "FDIC," only insures limited amounts per depositor per insured bank. At December 31, 2011, we had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.

Recent market disruptions may adversely impact aspects of our operating results and operating condition.

        The U.S. government recently increased its borrowing capacity under the federal debt ceiling. Despite the increase to the federal debt ceiling, on August 5, 2011, Standard & Poor's Rating Services, Inc. downgraded the U.S. government's AAA sovereign credit rating to AA+ with a negative outlook. On August 8, 2011, Standard & Poor's downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. On August 2, 2011, Fitch Inc. affirmed its existing sovereign rating of the U.S. government, but stated that the rating is under review. In July 2011, Moody's Investors Services, Inc. ("Moody's") placed the U.S. government under review for a possible credit rating downgrade and on August 2, 2011 it confirmed the U.S. government's existing sovereign rating, but stated that the U.S. government's rating outlook is negative. There continues to be a perceived risk of future sovereign credit ratings downgrades of the U.S. government, including the ratings of U.S. Treasury securities. A downgrade of U.S. sovereign credit ratings could correspondingly impact the credit ratings of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government, such as debt issued by Fannie Mae and Freddie Mac. In addition, certain European nations continue to experience varying degrees of financial stress, and yields on government-issued bonds in Greece, Ireland, Italy, Portugal and Spain have risen and remain volatile. Despite assistance packages to Greece, Ireland and Portugal, the creation of a joint EU-IMF European Financial Stability Facility in May 2010, and a recently announced plan to expand financial assistance to Greece, uncertainty over the outcome of the European Union ("EU") governments' financial support programs and worries about sovereign finances persist. Market concerns over the direct and indirect exposure of European banks and insurers to these EU peripheral nations has resulted in a widening of credit spreads and increased costs of funding for some European financial institutions and adversely affected their ability to extend commercial debt. These recent events may reduce investor confidence and lead to further weakening of the U.S. and global economies. In particular, this could cause disruption in the capital markets and impact the stability of future U.S. treasury auctions and the trading market for U.S. government securities, resulting in increased interest rates and borrowing costs, although to date, we have not seen an increase in our interest rates.

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

        The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (1) interest rate risk on liabilities incurred to carry or acquire real estate or (2) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

There can be no assurance that the direct or indirect effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, will not have an adverse effect on our interest rate hedging activities.

        On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") became law in the United States. Title VII of the Dodd-Frank Act contains a sweeping overhaul of the regulation of privately negotiated derivatives. The provisions of Title VII became effective on July 16, 2011 or, with respect to particular provisions, on such other date specified in the Dodd-Frank Act or by subsequent rulemaking. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be fully assessed, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and may result in us entering into such transactions on more unfavorable terms than prior to effectiveness of the Dodd-Frank Act. The occurrence of any of the foregoing events may have an adverse effect on our business.

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

        Currently, Fannie Mae and Freddie Mac remain active multifamily lenders. However, there is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac. Should Fannie Mae and Freddie Mac have their mandates changed or reduced, be disbanded or reorganized by the government or otherwise discontinue providing liquidity to the multifamily sector, it would significantly reduce our access to debt capital and/or increase borrowing costs. If new U.S. government regulations heighten Fannie Mae's and Freddie Mac's underwriting standards, adversely affect interest rates and reduce the amount of capital they can make available to the multifamily sector, it could have a material adverse effect on both the multifamily sector and us because many private alternative sources of funding have been reduced or are unavailable. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector's derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities. Specifically, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could: (1) make it more difficult for us to secure new takeout financing for current multifamily development projects; (2) hinder our ability to refinance completed multifamily assets; (3) decrease the amount of available liquidity and credit that could be used to further diversify our portfolio of multifamily assets; and (4) require us to obtain other sources of debt capital with potentially different terms.

General Risks Related to Investments in Real Estate

Our opportunistic property-acquisition strategy involves a higher risk of loss than more conservative investment strategies.

        Our strategy for acquiring properties may involve the acquisition of properties in markets that are depressed or overbuilt, and/or have high growth potential in real estate lease rates and sale prices. As a result of our investment in these types of markets, we will face increased risks relating to changes in local market conditions and increased competition for similar properties in the same market, as well as increased risks that these markets will not recover and the value of our properties in these markets will not increase, or will decrease, over time. For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties, and as a result, our ability to make distributions to our stockholders could be affected. Our approach to acquiring and operating income-producing properties involves more risk than comparable real estate programs that have a targeted holding period for investments that is longer than ours, utilize leverage to a lesser degree and/or employ more conservative investment strategies.

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

        While we intend to diversify our portfolio of investments in the manner described in the prospectus, we are not required to observe specific diversification criteria. Therefore, our investments in target assets may at times be concentrated in certain asset types that are subject to higher risk of foreclosure, or secured by assets concentrated in a limited number of geographic locations. As of December 31, 2011, 58% and 18% of our revenue (which includes base rent from our office and industrial properties and revenue from our multifamily and hotel properties) was derived from tenants in Florida and Hawaii, respectively and 85% of our lease agreements at the office and industrial properties which we consolidate on our balance sheets is concentrated in the health care and social assistance industry. To the extent that our portfolio is concentrated in limited geographic regions, types of assets, industries or business sectors, downturns relating generally to such region, type of asset, industry or business sector may result in tenants defaulting on their lease obligations at a number of our properties within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to pay distributions to you.

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

        The success of our real property investments often will be materially dependent on the occupancy rates of our properties and the financial stability of our tenants. Non-cancelable leases representing 35% of our annualized base rent for our consolidated office and industrial properties will expire by the end of 2013. These lease expirations are spread among four of our investments with no one lease accounting for greater than 8% of the expirations through 2013 by annualized base rent. If we are unable to renew or extend the expiring leases under similar terms or are unable to negotiate new leases, it would negatively impact our liquidity and consequently adversely affect our ability to fund our ongoing operations. In addition, lease payment defaults by tenants could cause us to reduce the amount of distributions to stockholders. A default by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and cause us to have to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. Additionally, loans that we make generally will relate to real estate. As a result, the borrower's ability to repay the loan may be dependent on the financial stability of the tenants leasing the related real estate.

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

        We intend to hold the various real properties in which we invest until such time as our Advisor determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. Otherwise, our Advisor, subject to approval of our board of directors, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our liquidation. If we do not begin the process of liquidating our assets or listing our shares within six years of the termination of our Offerings, our .charter requires that we hold a stockholders meeting to vote on a proposal for our orderly liquidation unless a majority of our board of directors and a majority of our independent directors vote to defer such a meeting beyond the sixth anniversary of the termination of the Offerings. The real estate market is affected, as discussed above, by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any asset for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of an asset. If we are unable to sell an asset when we determine to do so, it could have a significant adverse effect on our cash flow and results of operations.

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

        We may enter into one or more contracts, either directly or indirectly through joint ventures, tenant-in-common investments or other co-ownership arrangements with affiliates of our Advisor or others, to acquire real property from Behringer Development Company LP ("Behringer Development"), an affiliate of our Advisor. Properties acquired from Behringer Development or its affiliates may be existing income-producing properties, properties to be developed or properties under development. We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties. In the case of properties to be developed by Behringer Development or its affiliates, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property by Behringer Development or its affiliates. At the time of contracting and the payment of the earnest money deposit by us, Behringer Development or its affiliates typically will not have acquired title to any real property. Typically, Behringer Development or its affiliates will only have a contract to acquire land, a development agreement to develop a building on the land and an agreement with one or more tenants to lease all or part of the property upon its completion. We may enter into such a contract with Behringer Development or its affiliates even if at the time of contracting we do not have sufficient funds to enable us to close the purchase of such property. However, we will not be required to close a purchase from Behringer Development or its affiliates, and will be entitled to a refund of our earnest money, in the following circumstances:

  •
  Behringer Development or its affiliates fails to develop the property;

  •
  all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason; or

  •
  we are unable to secure sufficient funds to pay the purchase price at closing.

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

        We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than us. Larger real estate programs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable properties may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and you may experience a lower return on your investment.

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

Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. To acquire multiple properties in a single transaction, we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns in real property and therefore, accumulating such cash could reduce the funds available for distributions. Any of the foregoing events may have an adverse effect on our operations.

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

        Moreover, the residential apartment community industry is highly competitive. This competition could reduce occupancy levels and revenues at our apartment communities, which would adversely affect our operations. We expect to face competition from many sources, including from other apartment communities both in the immediate vicinity and the broader geographic market where our apartment communities are located. Overbuilding of apartment communities may occur. If so, this will increase the number of apartment units available and may decrease occupancy and apartment rental rates. In addition, increases in operating costs due to inflation may not be offset by increased apartment rental rates. We may be required to expend substantial sums to attract new residents.

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

        Hotels have an ongoing need for renovations and other capital improvements, including replacements of furniture, fixtures and equipment. Generally, we will be responsible for the costs of these capital improvements, which give rise to the following risks:

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

        The existing accounting standards for leases require lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset and the contractual lease obligation are recorded on the tenant's balance sheet if one of the following criteria are met: (i) the lease transfers ownership of the property to the lessee by the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the non-cancellable lease term is more than 75% of the useful life of the asset; or (iv) the present value of the minimum lease payments equals 90% or more of the leased property's fair value. If the terms of the lease do not meet these criteria, the lease is considered an operating lease, and no leased asset or contractual lease obligation is recorded by the lessee on its balance sheet.

        In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the U.S. Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") initiated a joint project to develop new guidelines for lease accounting. The FASB and IASB (collectively, the "Boards") issued an Exposure Draft on August 17, 2010 (the "Exposure Draft"), which proposes substantial changes to the current lease accounting standards if adopted in its current form, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the tenant's balance sheet for all lease arrangements. In addition, the Exposure Draft, if adopted in its current form, would impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms of new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms or fewer extension options, which would generally have less impact on tenants' balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, shorter lease terms, a shift in the market away from leasing or making it more difficult for us to retain or obtain tenants, each of which may negatively impact our operations and ability to pay distributions.

        After issuing the Exposure Draft, the Boards deliberated and made significant revisions to certain proposals in their Exposure Draft. The Boards plan to continue deliberations. The Boards have decided to reconsider their proposed lease accounting standard and plan to publish a revised Exposure Draft during the first half of 2012. A final lease accounting standard likely will not be issued before the second half of 2012.

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

        When we decide to sell any of our properties, we intend to use commercially reasonable efforts to sell them for cash or in exchange for other property. However, in some instances we may sell our properties by providing financing to purchasers. If we provide financing to purchasers, we will bear the risk of default by the purchaser and will be subject to remedies provided by law, which could negatively impact distributions to our stockholders. There are no limitations or restrictions on our ability to take purchase money obligations. We may, therefore, take a purchase money obligation secured by a mortgage as partial payment for the purchase price of a property. The terms of payment to us generally will be affected by custom in the area where the property being sold is located and the then-prevailing economic conditions. If we receive promissory notes or other property in lieu of cash from property sales, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to make distributions to our stockholders.

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

        In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets. As a result, we expect to borrow more than 75% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent. For these purposes, the value of our assets is based on methodologies and policies determined by the board of directors and may include, but do not require, independent appraisals.

        We do not intend to incur mortgage debt on a particular real property unless we believe the property's projected cash flow is sufficient to service the mortgage debt. However, if there is a shortfall in cash flow available to service our mortgage debt, then the amount available for distributions to stockholders may be affected. In addition, incurring mortgage debt increases the risk of loss because (1) loss in investment value is generally borne entirely by the borrower until such time as the investment value declines below the principal balance of the associated debt and (2) defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default. If any of our properties are foreclosed upon due to a default, our ability to make distributions to our stockholders will be adversely affected. In addition, because our goal is to be in a position to liquidate our assets within three to six years after the termination of the Offerings, our approach to investing in properties utilizing leverage in order to accomplish our investment objectives over this period of time may present more risks to investors than comparable real estate programs that have a longer intended duration and that do not utilize borrowing to the same degree.

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

        Some of our financing arrangements may require us to make a lump-sum or balloon payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT and/or avoid federal income tax. Any of these results would have a significant, negative impact on your investment.

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

The types of structured debt securities in which we may invest have caused large financial losses for many investors over the past several years, and we can give no assurances that our investments in such securities will be successful.

        We may invest in CMBS, collateralized debt obligations and other structured debt securities. Many of these types of investments have become illiquid and considerably less valuable over the past several years. This reduced liquidity and decrease in value caused financial hardship for many investors in these securities. Many investors did not fully appreciate the risks of such investments. We can give you no assurances that our investments in these securities will be successful.

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

        In order for us to qualify as a REIT, we must satisfy certain requirements set forth in the Internal Revenue Code and Treasury Regulations and various factual matters and circumstances that are not entirely within our control. We intend to structure our activities in a manner designed to satisfy all of these requirements. However, if certain of our operations were to be recharacterized by the Internal Revenue Service, such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT and may affect our ability to continue to qualify as a REIT. In addition, new legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualifying as a REIT or the federal income tax consequences of qualifying.

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

        Income received in the nature of rental subsidies or rent guarantees, in some cases, may not qualify as rental income and could be characterized by the Internal Revenue Service as non-qualifying income for purposes of satisfying the "income tests" required for REIT qualification. If this income were, in fact, treated as non-qualifying, and if the aggregate of such income and any other non-qualifying income in any taxable year ever exceeded 5% of our gross revenues for such year, we could lose our REIT status for that taxable year and the four taxable years following the year of losing our REIT status. We will use commercially reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our continued qualification as a REIT. Our failure to qualify as a REIT would adversely affect the return on your investment.

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

        We have made investments in real estate located outside of the United States and may invest in stock or other securities of entities owning real property located outside the U.S. As a result, we may be subject to foreign (i.e., non-U.S.) income taxes, stamp taxes, real property conveyance taxes, withholding taxes, and other foreign taxes or similar impositions in connection with our ownership of foreign real property or foreign securities. The country in which the real property is located may impose such taxes regardless of whether we are profitable and in addition to any U.S. income tax or other U.S. taxes imposed on profits from our investments in such real property or securities. If a foreign country imposes income taxes on profits from our investment in foreign real property or foreign securities, you will not be eligible to claim a tax credit on your U.S. federal income tax returns to offset the income taxes paid to the foreign country, and the imposition of any foreign taxes in connection with our ownership and operation of foreign real property or our investment in securities of foreign entities will reduce the amounts distributable to you. Similarly, the imposition of withholding taxes by a foreign country will reduce the amounts distributable to you. We expect the organizational costs associated with non-U.S. investments, including costs to structure the investments so as to minimize the impact of foreign taxes, will be higher than those associated with U.S. investments. Moreover, we may be required to file income tax or other information returns in foreign jurisdictions as a result of our investments made outside of the U.S. Any organizational costs and reporting requirements will increase our administrative expenses and reduce the amount of cash available for distribution to you. You are urged to consult with your own tax advisors with respect to the impact of applicable non-U.S. taxes and tax withholding requirements on an investment in our common stock.

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

Risks Related to Investments by Benefit Plans Subject to ERISA and Certain Tax-Exempt Entities (including IRAs)

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

        We have adopted a valuation policy in respect of estimating the per share value of our common stock and expect to disclose such estimated value annually, but this estimated value is subject to significant limitations. Until 18 months have passed without a sale in an offering of our common stock (or other securities from which the board of directors believes the value of a share of common stock can be estimated), not including any offering of shares pursuant to a distribution reinvestment plan, or an employee benefit plan or an offering of securities issuable upon the redemption of interests in our operating partnership, we generally will use the latest gross offering price without regard to any discounts of a share of the common stock in our most recent primary offering as the per share estimated value thereof or, with respect to an offering of other securities from which the value of a share of common stock can be estimated, the value derived from the gross offering price of the other security as the per share estimated value of the common stock. This estimated value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your shares. Accordingly, we can make no assurances that such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions. See Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities—Market Information" of this Annual Report on Form 10-K.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

General

        The following table presents certain additional information about our consolidated investments in real estate as of December 31, 2011:

Property Name	Location	Date Acquired	Approximate Rentable Square Footage or Number of Units and Total Square Feet of Units	Description	Encumbrances	Ownership Interest	Occupancy at the end of 2011	Occupancy at the end of 2010	Effective Monthly Rent per Square Foot/Unit for 2011(6)	Effective Monthly Rent per Square Foot/Unit for 2010(6)
1875 Lawrence	Denver, CO	October 28, 2008	185,000	15-story office building	$21 million	100%	87%	71%	$1.67	$1.85
Palms of Monterrey(1)	Fort Myers, FL	May 10, 2010	408 units / 518,000 square feet	Multifamily	19.7 million	90%	97%	96%	891.67	789.15
Holstenplatz	Hamburg, Germany	June 30, 2010	80,000	8-story office	10.1 million	100%	76%	86%	1.34	1.31
Parrot's Landing	North Lauderdale, Florida	September 17, 2010	560 units / 519,000 square feet	Multifamily	29 million	90%	94%	94%	908.36	908.26
Florida MOB Portfolio(2)	South Florida	October 8, 2010/October 20, 2010(2)	694,000	Medical office	33.5 million	90%(3)	77%	83%	1.77	1.62
Courtyard Kauai Coconut Beach Hotel	Kauai, Hawaii	October 20, 2010	311 Rooms(4)	Hotel	38 million	80%	45%	30%	n/a	n/a
Interchange Business Center	San Bernardino, California	November 23, 2010	802,000	Industrial	19.6 million	80%	29%	29%	0.35	0.29
River Club and the Townhomes at River Club (formerly referred to as the UGA Portfolio)	Athens, Georiga	April 25, 2011	1,128 beds(5)	Student housing	25.2 million	85%	79%	n/a	417.13	n/a
Babcock Self Storage	San Antonio, Texas	August 30, 2011	537 units	Self storage	2.3 million	85%	79%	n/a	90.00	n/a
Lakes of Margate	Margate, Florida	October 19, 2011	280 units	Multifamily	15.4 million	92.5%	92%	n/a	1,002.00	n/a
Arbors Harbor Town	Memphis, Tennessee	December 20, 2011	345 units	Multifamily	$26 million	94%	97%	n/a	1,053.27	n/a

(1)
On January 5, 2012, Palms of Monterrey was sold to an unaffiliated third party. The proceeds of the sale were paid to the lender in full satisfaction of the outstanding debt.

(2)
We acquired a portfolio of eight medical office buildings, known as the Original Florida MOB Portfolio on October 8, 2010. We acquired a medical office building known as Gardens Medical Pavilion on October 20, 2010. Collectively, the Original Florida MOB Portfolio and Gardens Medical Pavilion are referred to as the Florida MOB Portfolio.

(3)
The Florida MOB Portfolio consists of nine Medical Office Buildings. We own 90% of each of eight of the buildings. We own 90% of a 90% JV interest in the ninth building, Gardens Medical Pavilion.

(4)
The Courtyard Kauai Coconut Beach Hotel has 311 rooms and approximately 6,200 square feet (unaudited) of meeting space.

(5)
The River Club and the Townhomes at River Club consists of two student housing complexes with a total of 1,128 beds.

(6)
Effective montly rent is monthly rent as of December 31 and takes into account any rent concessions.

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

Yield on Recent Investments

        Capitalization rate is one method used to estimate the value of income producing properties. The annual estimated weighted average yield for the multifamily and student housing assets we acquired in 2011, which includes the Lakes of Margate, Arbors Harbor Town and the River Club and the Townhomes at River Club is approximately 7.3%. The annual estimated average yield for our other acquisition in 2011 is 8.2% for Babcock Self Storage, which is a self- storage property. We calculate the estimated year one capitalization rates for our investments by dividing the projected net operating income from the property in the first twelve months following the date of acquisition by the sum of its contract purchase price and any additional reserves funded with equity at closing. Projected net operating income is determined by taking total estimated gross income (rental income, tenant reimbursements, parking income and other property-related income), less property and related expenses (property operating and maintenance expenses, management fees, property insurance and real estate taxes) based on the operating history of these real estate investments and our plans and projections for operation of the properties for the first twelve months following the date of acquisition. Estimated net operating income excludes other non-property income and expenses, interest expense from financings, depreciation and amortization and our non-property related general and administrative expenses. Estimated net operating income and the annual estimated yield for these real estate investments are calculated at the closing of each acquisition and do not include GAAP adjustments related to the initial carrying cost or operations that are required for financial reporting purposes and therefore are not necessarily indicative of actual future operating or GAAP results or our total return. The actual yield achieved for these real estate investments may be materially different from the estimated amount presented herein.

Geographic Diversification

        The following table shows the geographic diversification of our real estate portfolio for those properties that we consolidate into our financial statements as of December 31, 2011 ($ in thousands):

Location	2011 Revenue(1)	Percentage of 2011 Revenue
Florida	$21,696	58%
Hawaii	6,564	18%
Georgia	3,187	9%
Colorado	3,109	8%
California	1,592	4%
International	1,097	3%
Texas	165	0%
Tennessee	131	0%

	$37,541	100%

(1)
2011 Revenue represents contractual base rental income of our office and industrial properties and does not take into account any rent concessions or prospective rent increase, as well as revenue from our multifamily, hotel properties, student housing and self-storage excluding tenant reimbursements, without consideration of tenant contraction or termination rights.

        Please see Note 2 to our Consolidated Financial Statements for information regarding how geographic concentration may be considered in the evaluation of our investments for impairment.

Tenant Diversification

        As of December 31, 2011, no single tenant represented more than 10% of our revenues. As an opportunistic fund, we utilize a business model driven by investment strategy and expected performance characteristics. Accordingly, we have investments in several types of real estate, including office, hotel, multifamily, industrial, student housing and self-storage.

        The following table shows the tenant diversification of our real estate portfolio for those office and industrial properties we consolidate in our financial statements as of December 31, 2011. In addition, we have approximately 1,500 leases at our four multifamily properties (including Palms of Monterrey which is classified as held for sale and included in discontinued operations on our consolidated financial statements at December 31, 2011 and was sold on January 5, 2012). These multifamily leases are short-term in nature and are not reflected in the table below.

Tenant Diversification	Leases at December 31, 2011	Percentage of December 31, 2011 Leases
Health Care and Social Assistance	208	85%
Professional, Scientific, and Technical Services	14	6%
Retail Trade	7	3%
Educational Services	3	1%
Finance and Insurance	3	1%
Real Estate and Rental & Leasing	3	1%
Transportation and Warehousing	3	1%
Utilities	2	1%
Accommodation and Food Services	1	1%

	244	100%

        Please see Note 2 to our Consolidated Financial Statements for information regarding how tenant industry diversification may be considered in the evaluation of our investments for impairment.

Future Lease Payments Table

        The following table presents the future minimum base rental payments of our office and industrial properties due to us under non-cancelable leases over the next ten years at our consolidated properties as of December 31, 2011 ($ in thousands):

2012	$14,932
2013	12,075
2014	8,850
2015	6,746
2016	4,343
2017	2,130
2018	1,683
2019	1,422
2020	1,041
2021	109
Thereafter	179

Portfolio Lease Expirations

        The following table presents lease expirations for non-cancelable leases for our consolidated office and industrial properties as of December 31, 2011 ($ in thousands):

Year of Expiration	Number of Leases Expiring	Annualized Base Rent(1)	Percent of Portfolio Annualized Base Rent Expiring	Leased Rentable Sq. Ft.	Percent of Portfolio Rentable Sq. Ft. Expiring
2012	66	$3,108	18%	229,910	18%
2013	45	2,997	17%	305,616	24%
2014	35	3,069	18%	220,826	17%
2015	37	2,171	12%	171,873	14%
2016	36	2,894	17%	151,886	12%
2017	15	1,371	8%	52,065	4%
2018	2	232	1%	14,080	1%
2019	3	276	2%	17,406	1%
2020	2	1,244	7%	105,200	8%
2021	1	17	0%	841	0%
Thereafter	2	87	0%	4,639	1%

Total	244	$17,466	100%	1,274,342	100%

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

Item 4.    Mine Safety Disclosure.

        None

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

        We have adopted a valuation policy in respect of estimating the per share value of our common stock. For this purpose, the estimated value of our common stock is $10.00 per share as of December 31, 2011. The basis for this valuation is the gross offering price (without regard to any discounts) of a share of our common stock in the Offerings. Under our valuation policy, as amended on March 20, 2012, if we make a specially designated distribution to stockholders, the estimated value per share will be reduced by the per share amount of such specially designated distribution. On March 20, 2012, our board of directors authorized a special distribution payable to stockholders of record on April 3, 2012 in an amount of $0.50 per share. Pursuant to our valuation policy, as of April 3, 2012, the record date for the special distribution, our estimated per share value will be $9.50, which reflects an adjustment to the gross offering price of $10 per share in the Follow-on Offering for payment of the special distribution.

        Until 18 months have passed without a sale in an offering of our common stock (or other securities from which the board of directors believes the value of a share of common stock can be estimated), excluding any offering of shares pursuant to a distribution reinvestment plan or an employee benefit plan or an offering of securities issuance upon the redemption of interests in our operating partnership, we generally will use the latest gross offering price (without regard to any discounts) of a share of the common stock in our most recent primary offering as the per share estimated value thereof or, with respect to an offering of other securities from which the value of a share of common stock can be estimated, the value derived from the gross offering price of the other security as the per share estimated value of the common stock. As noted above, this gross offering price will be adjusted for any special distributions so designated by the board to make such an adjustment for purposes of our per share value. This estimated value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your shares. In addition, this per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets.

Holders

        As of February 29, 2012, we had 25,898,100 shares of common stock outstanding held by a total of approximately 10,900 stockholders.

Distributions

        We made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2008. As a REIT, we must distribute at least 90% of our REIT taxable income to our stockholders annually. Our distributions to our stockholders have been declared on a quarterly basis and paid on a monthly basis. We have paid all or a portion of our distributions from cash on hand, borrowings, proceeds from the sale of assets and the proceeds of our offerings and may continue to pay all or a portion of our distributions from these sources. For tax purposes, 66.4% and 24.7% of the amounts distributed by us in 2011 and 2010, respectively, represented a return of capital.

        Beginning June 2009 through March 2012, the declared daily distribution rate has been $0.0013699 per share of common stock, which is equivalent to an annualized distribution rate of 5.0% assuming the share was purchased for $10.00. On March 20, 2012, our board of directors declared a special distribution of $0.50 per share of common stock payable to our stockholders of record as of April 3, 2012 and determined to cease regular, monthly distributions in favor of payment of periodic distributions from excess proceeds from asset dispositions or from other sources as necessary to maintain our REIT tax status. For further discussion regarding our ability to sustain the current level of our distributions, see "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Distributions."

        Distributions by quarter for the years ended December 31, 2011 and 2010 were as follows (in thousands, except per share amounts):

	Distributions Paid			Cash Flow Provided by (Used In) Operations
					Total Distributions Declared	Declared Distribution Per Share
2011	Cash	Reinvested	Total
4th Quarter	$1,046	$2,036	3,082	$(1,806)	$3,142	$0.126
3rd Quarter	1,026	2,049	3,075	5,716	3,090	0.126
2nd Quarter	972	1,991	2,963	(593)	2,976	0.125
1st Quarter	901	1,872	2,773	(412)	2,815	0.123

Total	$3,945	$7,948	$11,893	$2,905	$12,023	$0.500

	Distributions Paid			Cash Flow Provided by (Used In) Operations
					Total Distributions Declared	Declared Distribution Per Share
2010	Cash	Reinvested	Total
4th Quarter	$845	$1,814	$2,659	$(6,344)	$2,740	$0.126
3rd Quarter	794	1,736	2,530	(1,130)	2,587	0.126
2nd Quarter	677	1,553	2,230	(1,933)	2,323	0.125
1st Quarter	531	1,333	1,864	1,170	1,967	0.123

Total	$2,847	$6,436	$9,283	$(8,237)	$9,617	$0.500

        Distributions declared per share assumes the share was issued and outstanding each day during the period.

Recent Sales of Unregistered Securities

        None.

Use of Proceeds from Registered Securities

        On January 4, 2008, our Registration Statement on Form S-11 (File No. 333-140887), covering our initial public offering of up to 125,000,000 shares of common stock, was declared effective under the Securities Act (the "Initial Offering"). The Initial Offering commenced on January 21, 2008 and terminated in accordance with its terms on July 3, 2011.

        Pursuant to the Initial Offering, we offered a maximum of 100,000,000 shares in the primary offering component of the Initial Offering for an aggregate offering price of up to $1 billion, or $10.00 per share of common stock with discounts available to certain categories of purchasers. The 25,000,000 shares of common stock offered under the DRP component of the Initial Offering were offered at an aggregate offering price of $237.5 million, or $9.50 per share. Behringer Securities LP ("Behringer Securities"), an affiliate of our Advisor, was the dealer manager of the Initial Offering.

        As of the termination of the Initial Offering on July 3, 2011, we had sold an aggregate of 23.2 million shares in the primary offering component of the Initial Offering on a best efforts basis for gross offering proceeds of approximately of $232 million.

        From the commencement of the Initial Offering through December 31, 2011, we incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the primary offering component of the Initial Offering ($ in thousands):

Type of Expense	Amount
Other expenses to affiliates(1)	$29,190
Other expenses to non-affiliates	—

Total expenses	$29,190

(1)
"Other expenses to affiliates" includes commissions and dealer manager fees paid to Behringer Securities, which reallowed all or a portion of the commissions and fees to soliciting dealers.

        From the commencement of the Initial Offering through December 31, 2011, the net offering proceeds to us from the primary offering component of the Initial Offering, after deducting the total expenses incurred described above, were $202.8 million. From the commencement of the Initial Offering through December 31, 2011, we had used all such net proceeds to purchase interests in real estate (net of acquisition date debt) and real estate-related investments. Of the amount used for the purchase of these investments, $9.9 million was paid to the Advisor, as acquisition and advisory fees and acquisition expense reimbursement.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information regarding our equity compensation plans as of December 31, 2011:

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

        The terms on which we redeem shares may differ between redemptions upon a stockholder's death, "qualifying disability" (as defined in the share redemption program) or confinement to a long-term care facility (collectively, "Exceptional Redemptions") and all other redemptions ("Ordinary

Redemptions"). Under our share redemption program as currently in effect, the purchase price for shares redeemed under the redemption program is set forth below.

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

        On March 20, 2012 our board of directors adopted the Second Amended and Restated Share Redemption Program (the "Amended SRP"), effective April 1, 2012. The Amended SRP changes the prices at which we will redeem shares under the program and clarifies the manner in which pricing under our share redemption program will be adjusted in the event that our board of directors makes special distributions that it designates to cause such adjustment. In addition, the Amended SRP revises the funding limitation for shares redeemed pursuant to the plan. In all other material respects, the terms of our share redemption program remain unchanged. The purchase price for shares redeemed under the redemption program as amended is set forth below.

        In the case of Ordinary Redemptions, prior to the first valuation conducted by our Board of Directors (our "Board") or a committee thereof (the "Initial Board Valuation") in accordance with our valuation policy, as such valuation policy is amended from time to time (the "Valuation Policy"), the purchase price per Share for the redeemed Shares will equal 80% of the difference of (a) the average price per Share the original purchaser or purchasers of Shares paid to us for all of his or her Shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) (the "Original Share Price") less (b) the aggregate of any special distributions so designated by the Board (the "Special Distributions"), distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed Shares. On or after the Initial Board Valuation, the purchase price per Share for the redeemed Shares will equal the lesser of 80% of:

  •
  the current estimated value per share (the "Valuation") as determined in accordance with the Valuation Policy; and

  •
  the Original Share Price less any Special Distributions distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed Shares.

        In the case of Exceptional Redemptions, prior to the Initial Board Valuation, the purchase price per Share for the redeemed Shares will equal 90% of the difference of (a) the Original Share Price less (b) the Special Distributions distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed Shares. On or after the Initial Board Valuation, the purchase price per Share for the redeemed Shares will equal the lesser of 90% of:

  •
  the Valuation; and

  •
  the Original Share Price less any Special Distributions distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed Shares.

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

        Any shares approved for redemption will be redeemed on a periodic basis as determined from time to time by our board of directors, and no less frequently than annually. We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. Our board of directors determined to suspend until further notice accepting Ordinary Redemptions effective April 1, 2012. For periods beginning on or after April 1, 2012, the cash available for redemption in any quarterly period will generally be limited to no more than $250,000, and in no event more than $1,000,000 in any twelve-month period. Prior to April 1, 2012, the cash available for redemption on any particular date was generally limited to the proceeds from our DRP during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period, plus, if we had positive operating cash flow during such preceding four fiscal quarters, 1% of all operating cash flow during such preceding four fiscal quarters. The redemption limitations apply to all redemptions, whether Ordinary or Exceptional Redemptions.

        For the year ended December 31, 2011 our board of directors redeemed all 113 redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 239,653 shares redeemed for $2.2 million (approximately $9.04 per share). We have funded all share redemptions with proceeds from the Offerings.

        During the fourth quarter ended December 31, 2011, we redeemed shares as follows:

2011	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
October	—	$—	—
November	65,737	$9.02	65,737		(1)
December	—	$—	—

	65,737	$9.02	65,737		(1)

(1)
A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 6.    Selected Financial Data.

        As of December 31, 2011, we had eleven real estate assets, all of which were consolidated in our consolidated financial statements including the Palms of Monterrey which was classified as held for sale in our consolidated balance sheet. We completed four acquisitions and sold two properties during 2011. In addition, we received the early prepayment of a loan during 2011. As of December 31, 2010, we had ten real estate assets and real estate-related assets, nine of which were consolidated in our consolidated financial statements. We completed eight acquisitions and one sale during 2010. As of December 31, 2009, we had invested in four real estate and real estate-related assets, three of which were consolidated in our consolidated financial statements. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

        The selected data below has been derived from our audited consolidated financial statements (in thousands, except per share amounts).

	December 31,
	2011	2010	2009	2008	2007
Total assets	$447,996	$367,479	$144,937	$86,343	$203

Notes payable	$239,757	$175,378	$18,500	$18,500	$—
Other liabilities	11,235	9,890	3,838	9,021	54
Stockholders' equity	182,397	171,678	119,977	58,822	149
Noncontrolling interest	14,607	10,533	2,622	—	—

Total liabilities and equity	$447,996	$367,479	$144,937	$86,343	$203

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	From Inception (January 9, 2007) through December 31, 2007
Revenues	$40,014	$16,181	$6,375	$913	$—
Net loss from continuing operations	(13,160)	(12,041)	(1,075)	(249)	(52)
Net income from discontining operations	4,527	3,859	—	—	—
Add: Net loss attributable to the noncontrolling interest	882	755	9	—	—
Net loss attributable to the Company	(7,751)	(7,427)	(1,066)	(249)	(52)
Basic and diluted loss per share	(0.32)	(0.39)	(0.10)	(0.09)	(2.30)
Distributions declared per share	0.50	0.50	0.42	0.23	—

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Executive Overview

        We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic basis. In particular, we focus generally on acquiring commercial properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. In addition, given current economic conditions, our opportunistic investment strategy may also include investments in loans secured by or related to real estate at more attractive rates of current return than have been available for some time. Such loan investments may have capital gain characteristics, whether as a result of a discount purchase or related equity participations. We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties. These properties may be existing, income-producing properties, newly constructed properties or properties under development or construction, and may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multi-tenant use. Further, we may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. We also may originate or invest in collateralized mortgage-backed securities and mortgage, bridge or mezzanine loans, or in entities that make investments similar to the foregoing. We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on current market conditions.

        On February 26, 2007, we filed an initial Registration Statement on Form S-11 with the SEC to offer up to 125,000,000 shares in the Initial Offering, of which 25,000,000 shares were being offered pursuant to DRP. The SEC declared our Registration Statement effective on January 4, 2008, and we commenced the Initial Offering on January 21, 2008. On July 3, 2011, the Initial Offering terminated in accordance with its terms.

        Prior to termination of the Initial Offering, on September 13, 2010, we filed a second Registration Statement on Form S-11 with the SEC to register up to 75,000,000 shares of our common stock for sale to the public in the Follow-On Offering, of which 25,000,000 shares are being offered pursuant to the DRP. On July 5, 2011, the Follow-On Offering registration statement was declared effective by the SEC, and we commenced offering shares under the Follow-On Offering. We terminated the primary portion of the Follow-On Offering on March 15, 2012 and will discontinue to offer shares under the DRP effective April 2, 2012. Through December 31, 2011, we raised gross offering proceeds of approximately $256.4 million from the sale of approximately 25.8 million shares under the Offerings, including shares sold under the DRP.

Market Outlook

        During 2011, the U.S. economy faced one of its most volatile periods as the economy was interrupted by domestic and international economic events. The year began with a view toward global and domestic recoveries, particularly in the U.S. in advance of quantitative easing from the U.S. Federal Reserve. This optimism was soon overcome as the Japanese earthquake disrupted world-wide industrial supply chains, the political unrest in the Middle East led to higher energy and commodity prices and finally the European debt crisis appeared to threaten international debt markets in a Lehman-like collapse. Growth in the economy was further shaken during the prolonged U.S. debt ceiling debate and the downgrade of the U.S. government's credit rating in late summer. However, global and domestic markets were surprisingly resilient and by the fourth quarter a number of signs pointed once again to a modest recovery in the U.S. economy. Leading the improvements were fourth quarter results for GDP, job creation, unemployment claims, consumer spending and manufacturing indicators. The economy has now added more than 100,000 jobs per month for six months, the longest streak since 2006. Unemployment is now down 1.5% from its peak in 2009. While these figures are still modest and the European debt crisis still remains not fully resolved, the end result is the economy appears to be similarly positioned for slow to moderate growth at the end of 2011 as it was at the beginning of the year.

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

        The demand for health care services, and consequently health care properties, is projected to reach unprecedented levels in the near future. The Centers for Medicare and Medicaid Services project that national health care expenditures will rise to $3.5 trillion in 2015, or 18.2% of gross domestic product. The annual growth in national health expenditures for 2009 through 2019 is expected to be 6.3%, which is 0.2% faster than pre-health care reform estimates. While demographics are the primary driver of demand, economic conditions and availability of services contribute to health care service utilization rates. We believe the health care property market may be less susceptible to fluctuations and economic downturns relative to other property sectors.

        The total U.S. population is projected to increase by 20.4% through 2030. The population aged 65 and over is projected to increase by 79.2% through 2030. This population is an important component of health care utilization. Most health care services are provided within a health care facility such as a hospital, a physician's office or a senior housing facility.

        The hospitality industry is beginning to see early signs of a recovering economy. Smith Travel Research indicates that the national overall occupancy rate for hospitality properties in the United States rose from 53.5% in the fourth quarter of 2010 to 60.1% in the fourth quarter of 2011. The national overall Average Daily Rate has also risen, from $98.25 in the fourth quarter of 2010 to $101.64 in the fourth quarter of 2011. This positive growth in the hospitality industry is expected to continue.

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

        Current interest rates and the availability of multifamily financing are also favorable factors in the multifamily sector. Five and ten year treasury rates have declined approximately 1.2% and 1.4% from their respective rates at December 31, 2010 to December 31, 2011. Competition for multifamily financing, particularly high quality, stabilized communities such as ours, has also added to the favorable financing environment. In addition to government sponsored entities, insurance companies and commercial banks have been aggressive lenders in our sector. While there is a risk that a downgrade of the U.S. credit rating could reverse these trends, thus far this has not occurred and with the international support provided U.S. treasuries, both during and after the debt ceiling debate, and announcements that many treasury holders would not be required to sell their positions, it would seem to indicate a more limited disruption than originally discussed.

        Unlike traditional multifamily housing, all leases for a student housing property typically commence and terminate on the same dates. In the case of our typical student housing leases, this date coincides with the commencement of the fall academic term with the leases typically terminating at the completion of the last summer school session of the academic year. As such, we must re-lease each property in its entirety each year, resulting in significant turnover in our tenant population from year to year. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in January and ends in August of each year. Our properties' occupancy rates are therefore typically relatively stable during the August to July academic year, but are susceptible to fluctuation at the commencement of each new academic year, which may be greater than the fluctuation in occupancy rates experienced by traditional multifamily properties.

Liquidity and Capital Resources

        Our principal demands for funds will be for the (a) acquisition of real estate and real estate-related assets, (b) payment of operating expenses and distributions, and (c) payment of interest on our outstanding indebtedness. Generally, we expect to meet cash needs for the payment of operating expenses and interest on our outstanding indebtedness from our cash flow from operations. To the extent that our cash flow from operations is not sufficient to cover our operating expenses, interest on our outstanding indebtedness, redemptions or distributions, we expect to use any proceeds not invested from the Offerings, borrowings and asset sales to fund such needs.

        We continually evaluate our liquidity and ability to fund future operations and debt obligations. As part of those analyses, we consider lease expirations and other factors. Leases at our consolidated office and industrial properties representing 18% of our annualized base rent will expire by the end of 2012. As a normal course of business, we are pursuing renewals, extensions and new leases. If we are unable to renew or extend the expiring leases under similar terms or are unable to negotiate new leases, it would negatively impact our liquidity and adversely affect our ability to fund our ongoing operations. See "Item 2. Properties"

        We expect to fund our short-term liquidity requirements by using the net proceeds from the Follow-On Offering, cash flow from the operations of investments we acquire and asset sales. Operating cash flows are expected to increase as additional real estate assets are added to the portfolio and our existing portfolio stabilizes. Although we intend to diversify our real estate portfolio, to the extent our portfolio is concentrated in certain geographic regions, types of assets, industries or business sectors, downturns relating generally to such regions, assets, industry or business sectors may result in tenants defaulting on their lease obligations at a number of our properties within a short time period. Such defaults could negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.

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

        We intend to borrow money to acquire properties and make other investments. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, the maximum amount of our indebtedness is limited to 300% of our "net assets" (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors. In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets and will only apply once we have invested substantially all of our capital from the Follow-On Offering. As a result, we expect to borrow more than 75% of the contract purchase price of each real estate asset we acquire during the early periods of our operations to the extent our board of directors determines that borrowing at these levels is prudent.

        The debt markets have recently experienced pervasive and fundamental disruptions. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions, developments and investments. This may result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders at current levels. In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which in turn: (a) leads to a decline in real estate values generally; (b) slows real estate transaction activity; (c) reduces the loan to value ratio upon which lenders are willing to extend debt; and (d) results in difficulty in refinancing debt as it becomes due, all of which may reasonably be expected to have a material adverse impact on the value of real estate investments and the revenues, income or cash flow from the operations of real properties and mortgage loans. In addition, the current state of the debt markets has negatively impacted our ability to raise equity capital.

Debt Financings

        We may, from time to time, obtain mortgage, bridge or mezzanine loans for acquisitions and investments, as well as property development. We may obtain financing at the time an asset is acquired or an investment is made or at such later time as determined to be necessary, depending on multiple factors.

        At December 31, 2011, our notes payable balance was $239.8 million. We have unconditionally guaranteed payment of the note payable related to 1875 Lawrence for an amount not to exceed the lesser of (i) $11.75 million and (ii) 50% of the total amount advanced under the loan agreement if the aggregate amount advanced is less than $23.5 million. We have guaranteed payment of certain recourse liabilities with respect to certain nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the notes payable related to Palms of Monterrey and the Courtyard Kauai at Coconut Beach Hotel. On January 5, 2012, Palms of Monterrey was sold to an unaffiliated third party for $39.3 million, excluding transactions costs. A portion of the proceeds of the sale were paid to the lender in full satisfaction of the outstanding debt of $19.7 million associated with the property. As of December 31, 2011, our outstanding balance on the notes related to these two properties was $57.7 million. As of December 31, 2010, our outstanding note payable balance was $175.4 million.

        Our loan agreements stipulate that we comply with certain reporting and financial covenants. These covenants include, among other things, maintaining minimum debt service coverage ratios and liquidity. As of December 31, 2011, we believe we were in compliance with the debt covenants under our loan agreements. We will not be in compliance with a certain covenant under the Interchange

Business Center loan at April 1, 2012 and as a result, we may be required to make an immediately due principal payment of up to $2.7 million.

        One of our principal long-term liquidity requirements includes the repayment of maturing debt. The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of December 31, 2011. The table does not represent any extension options ($ in thousands).

	Payments Due by Period
	2012	2013	2014	2015	2016	Thereafter	Total
Principal payments—variable rate debt	$21,160	$19,980	$375	$38,388	$402	$18,029	$98,334
Principal payments—fixed rate debt	1,968	2,230	2,851	12,214	19,290	102,870	141,423
Interest payments—variable rate debt (based on rates in effect as of December 31, 2011)	4,141	2,688	1,183	1,140	677	385	10,214
Interest payments—fixed rate debt	6,529	6,503	6,383	6,028	5,052	8,264	38,759
Operating leases(1)	293	293	293	301	301	21,528	23,009

Total	$34,091	$31,694	$11,085	$58,071	$25,722	$151,076	$311,739

(1)
Our operating leases consist of ground leases on each of eight buildings acquired in connection with the purchase of the Original Florida MOB Portfolio. Each ground lease is for a term of 50 years, with a 25-year extension option. The annual payment for each ground lease increases by 10% every five years.

Results of Operations

        We were formed on January 9, 2007, and commenced operations on April 1, 2008 when we accepted the minimum amount of subscriptions pursuant to the Initial Offering.

        As of December 31, 2011, we had eleven real estate assets, ten of which were consolidated in our continuing operations for the periods presented. We completed the following four acquisitions and sold two properties during 2011. In addition, we received the early prepayment of a loan during 2011:

  •
  On April 25, we acquired an 85% interest in River Club and the Townhomes at River Club, a 1,128-bed student housing portfolio located near the University of Georgia campus in Athens, Georgia;

  •
  The debtor associated with the PAL Loan, a real estate loan receivable, exercised its option to prepay the entire balance of the loan on August 15 and paid an associated prepayment penalty;

  •
  On August 30, we acquired an 85% interest in Babcock Self Storage, a 537-unit self storage facility located in San Antonio, Texas;

  •
  On September 22, we sold Inland Empire Distribution Center to an unaffiliated third party;

  •
  On October 19, we acquired a 92.5% interest in the Lakes of Margate, a 280-unit garden style multifamily community located in Margate, Florida;

  •
  On December 20, we acquired a 94% interest in Arbors Harbor Town, a 345-unit garden style multifamily community located in Memphis, Tennessee and

  •
  On December 22, we sold Archibald Business Center to an unaffiliated third party.

        As of December 31, 2010, we had ten real estate and real estate-related assets, nine of which were consolidated in our consolidated financial statements:

  •
  1875 Lawrence, a 185,000 square foot office building located in Denver, Colorado;

  •
  PAL Loan, a real estate loan receivable;

  •
  Palms of Monterrey, a 90% interest in a 408-unit garden style multifamily complex located in Fort Myers, Florida in which we acquired fee simple interest on May 10, 2010; prior to May 10, 2010 we were the holder of a 90% interest in a defaulted promissory note that we acquired at a discount with the intention of obtaining fee simple interest in the collateral; on January 5, 2012, we sold the Palms of Monterrey to an unaffiliated third party;

  •
  Holstenplatz, an office building located in Hamburg, Germany;

  •
  Archibald Business Center, an 80% interest in a corporate headquarters and industrial warehouse facility located in Ontario, California. On December 22, 2011, we sold Archibald Business Center to an unaffiliated third party;

  •
  Parrot's Landing, a 90% interest in a 560-unit garden style multifamily complex located in North Lauderdale, Florida;

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

        In addition, we had a noncontrolling, unconsolidated interest in an investment that was accounted for using the equity method of accounting, a net 16% interest in a two-building industrial warehouse complex, Inland Empire Distribution Center, in San Bernardino, California. On September 22, 2011, we sold Inland Empire Distribution Center to an unaffiliated third party.

        As of December 31, 2009, we had invested in four real estate and real estate-related assets, three of which were consolidated in our consolidated financial statements. We had a noncontrolling, unconsolidated interest in Stone Creek, an investment that was accounted for using the equity method of accounting, a 9.99% interest in a multifamily property in Killeen, Texas. We sold our interest in this investment on August 30, 2010 to an unrelated third party. Our results of operations for the respective periods presented reflect increases in most categories due to the significant growth of our portfolio in each period presented. Management expects increases in most categories in the future as we purchase additional real estate and real estate-related assets and as we begin to realize the full year impact of our 2011 acquisitions.

  Year ended December 31, 2011 as compared to the year ended December 31, 2010

        Revenues.    Revenues for the year ended December 31, 2011 were $40 million, an increase of $23.8 million from the year ended December 31, 2010. The change in revenue is primarily due to:

  •
  an increase in rental revenue of $20.2 million due to the acquisition of our newly consolidated properties in the fourth quarter of 2010 and during 2011; and

  •
  an increase of hotel revenue of $5.6 million due to the acquisition of the Courtyard Kauai at Coconut Beach Hotel in October 2010.

        For the year ended December 31, 2011, we earned interest income from our real estate loan receivable of $2.9 million, all of which was related to the PAL Loan. For the year ended December 31, 2010, we earned $5 million of interest income from real estate loans receivable, $3.9 million of which was related to the PAL Loan and $1.1 million related to the Palms of Monterrey note receivable. On May 10, 2010, we acquired a fee simple interest in the Palms of Monterrey. The debtor associated with the PAL real estate loan receivable exercised its option to prepay the entire balance of the loan on August 15, 2011. Therefore, we do not expect to earn interest income from real estate loans receivable in the future.

        Property Operating Expenses.    Property operating expenses for the year ended December 31, 2011 were $19 million and were comprised of operating expenses for the ten properties we consolidated. For the year ended December 31, 2010, property operating expenses were $5 million and were comprised of operating expenses for the six properties we consolidated.

        Interest Expense.    Interest expense for the year ended December 31, 2011 was $8.4 million as compared to $2.3 million for the year ended December 31, 2010. The increase is due to the full year impact of the debt service associated with acquisitions made in 2010 as well as debt on new acquisitions in 2011. As of December 31, 2011, our notes payable balance was $239.8 million as compared to a notes payable balance of $175.4 million as of December 31, 2010.

        Real Estate Taxes.    Real estate taxes for the year ended December 31, 2011 were $4.4 million related to our ten consolidated properties. Real estate taxes for the year ended December 31, 2010 were $1.5 million and were related to our six consolidated properties.

        Property Management Fees.    Property management fees for the year ended December 31, 2011 were $1.3 million, related to our ten consolidated properties. Property management fees for the year ended December 31, 2010 were $0.4 million and primarily consisted of property management fees of $0.2 million related to 1875 Lawrence, $0.1 million related to the Florida MOB Portfolio and $0.1 million related to Parrot's Landing.

        Asset Management Fees.    Asset management fees for the year ended December 31, 2011 were $3 million and consisted of asset management fees related to our nine consolidated properties. Asset management fees for the year ended December 31, 2010 were $1.3 million and consisted of asset management fees for the six properties and the PAL Loan we consolidated in 2010.

        General and Administrative Expenses.    General and administrative expenses for the year ended December 31, 2011 were $2.3 million as compared to $2 million for the year ended December 31, 2010 and were comprised of auditing fees, legal fees, board of directors' fees and other administrative expenses. We expect general and administrative expense to increase as a result of certain costs capitalized during the Offerings that will now be expensed as a result of the termination of the primary offering component to the Follow-On Offering in 2012.

        Depreciation and Amortization Expense.    Depreciation and amortization expense for the year ended December 31, 2011 was $13.9 million and was comprised of depreciation and amortization expense related to our eight consolidated properties. Depreciation and amortization expense for the year ended December 31, 2010 was $4.8 million and was comprised of depreciation and amortization related to six properties.

  Year ended December 31, 2010 as compared to the year ended December 31, 2009

        Revenues.    Revenues for the year ended December 31, 2010 were $16.2 million, an increase of $9.8 million from December 31, 2009. The change in revenue is primarily due to:

  •
  an increase in rental revenue in 2010 of $4.8 million due to the acquisition of our newly consolidated properties in 2010;

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

        Property Operating Expenses.    Property operating expenses for the year ended December 31, 2010 were $5 million and were comprised of operating expenses for six properties we consolidated. For the year ended December 31, 2009, property operating expenses were $1.4 million and were comprised of operating expenses for 1875 Lawrence.

        Interest Expense.    Interest expense for the year ended December 31, 2010 was $2.3 million as opposed to $1.3 million for December 31, 2009. As of 2010, our notes payable balance was $175.4 as opposed to a notes payable balance of $18.5 million at December 31, 2009.

        Real Estate Taxes.    Real estate taxes for the year ended December 31, 2010 were $1.5 million and were related to our six consolidated properties. Real estate taxes for the year ended December 31, 2009 were $0.6 million and were comprised of taxes on 1875 Lawrence.

        Property Management Fees.    Property management fees for the year ended December 31, 2010 were $0.4 million and primarily consisted of property management fees of $0.2 million related to 1875 Lawrence, $0.1 million related to the Florida MOB Portfolio, and $0.1 million related to Parrot's Landing. Property management fees for the year ended December 31, 2009 were $0.2 million and consisted primarily of property management fees for 1875 Lawrence.

        Asset Management Fees.    Asset management fees for the year ended December 31, 2010 were $1.3 million and consisted of asset management fees for the six properties and the PAL Loan we consolidated in 2010. Asset management fees for the year ended December 31, 2009 were $0.5 million and consisted primarily of asset management fees for 1875 Lawrence.

        General and Administrative Expenses.    General and administrative expenses for the year ended December 31, 2010 were $2 million, as compared to $1.5 million for the year ended December 31, 2009 and were comprised of auditing fees, legal fees, board of directors' fees, and other administrative expenses.

        Depreciation and Amortization Expense.    Depreciation and amortization expense for the year ended December 31, 2010 was $4.8 million and was comprised of depreciation and amortization expense related to six properties. Depreciation and amortization expense for the year ended December 31, 2009 was $2.4 million and was comprised of a full year of depreciation and amortization related to 1875 Lawrence.

Cash Flow Analysis

  Fiscal year ended December 31, 2011 as compared to the year ended December 31, 2010

        Cash provided by operating activities for the year ended December 31, 2011 was $2.9 million and was primarily comprised of the net loss of $8.6 million, adjusted for depreciation and amortization, including amortization of deferred financing fees of $16.7 million, distribution from unconsolidated joint venture of $2.4 million and loss on early extinguishment of debt of $1 million, offset by equity in earnings of unconsolidated joint ventures of $2.7 million and a gain on sale of discontinued operations of $5.7 million. Cash used in operating activities for the year ended December 31, 2010 was $8.2 million and was comprised primarily of the net loss of $8.2 million, the bargain purchase gain on Palms of Monterrey of $5.5 million, an increase in interest receivable for real estate loans receivable of $1.8 million, an increase in accounts payable of $1.3 million and depreciation and amortization of $6 million.

        Cash used in investing activities for the year ended December 31, 2011 was $39.1 million, and was comprised of purchases of real estate of $79.4 million, and cash used for additions of property and equipment of approximately $12.9 million, offset by repayment of notes receivable of $25 million, proceeds from sale of discontinued operations of $14.5 million, return of investment in unconsolidated joint venture of $4.7 million and a decrease in restricted cash of $9 million. Cash used in investing activities for the year ended December 31, 2010 was $190.9 million and was comprised primarily of purchases of real estate of $172.5 million, investment in real estate loans receivable consisting of funding for the PAL Loan of $12.6 million and our investment in Inland Empire Distribution Center of $4.8 million.

        Cash provided by financing activities for the year ended December 31, 2011 was $66.9 million, and was comprised of proceeds from notes payable, net of payments and financing costs, of $46.8 million, the issuance of common stock, net of offering costs, of $21.2 million, net contributions from non-controlling interest holders of $5 million, offset by cash distributions to our shareholders of $3.9 million and redemptions of common stock of $2.2 million. Cash provided by financing activities for the year ended December 31, 2010 was $180.9 million and was comprised primarily of proceeds from notes payable of $118.2 million, the issuance of common stock, net of offering costs, of $63.4 million, and contributions from our noncontrolling interest partners of $11.8 million.

  Fiscal year ended December 31, 2010 as compared to the year ended December 31, 2009

        Cash used in operating activities for the year ended December 31, 2010 was $8.2 million and was comprised primarily of the net loss of $8.2 million, the bargain purchase gain on Palms of Monterrey of $5.5 million, an increase in interest receivable for real estate loans receivable of $1.8 million, an increase in accounts payable of $1.3 million and depreciation and amortization of $6 million. Cash provided by operating activities for the year ended December 31, 2009 was $0.3 million and was comprised primarily of the net loss of $1.1 million and adjusted for depreciation and amortization, including amortization of deferred financing fees of $1.4 million.

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

Funds from Operations

        Funds from operations ("FFO") is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts ("NAREIT") in the April 2002 "White Paper of Funds From Operations" which is net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property and impairments of depreciable real estate (including impairments of investments in unconsolidated joint ventures and partnerships which resulted from measurable decreases in the fair value of the depreciable real estate held by the joint venture or partnership), plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, subsidiaries, and noncontrolling interests as one measure to evaluate our operating performance. In October 2011, NAREIT clarified the FFO definition to exclude impairment charges of depreciable real estate (including impairments of investments in unconsolidated joint ventures and partnerships which resulted from measurable decreases in the fair value of the depreciable real estate held by the joint venture or partnership). We have calculated FFO for all periods presented in accordance with this clarification.

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

        We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, impairments of depreciable assets, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income.

        FFO should not be considered as an alternative to net income (loss), as an indication of our liquidity, nor as an indication of funds available to fund our cash needs, including our ability to make distributions and should be reviewed in connection with other GAAP measurements. Additionally, the exclusion of impairments limits the usefulness of FFO as a historical operating performance measure since an impairment charge indicates that operating performance has been permanently affected. FFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO. Our FFO as presented may not be comparable to amounts calculated by other REITs that do not define these terms in accordance with the current NAREIT definition or that interpret the definition differently.

        Our calculation of FFO for the years ended December 31, 2011, 2010 and 2009 is presented below (amounts in thousands except per share amounts):

	2011	2010	2009
Net loss attributable to the Company	$(7,751)	$(7,427)	$(1,066)
Adjustments for:
Real estate depreciation and amortization(1)	14,069	6,496	2,430
Gain on sale of real estate	(4,539)	—	—
Gain on sale of investment in unconsolidated joint venture	(2,978)	(204)	—

Funds from operations (FFO)	$(1,199)	$(1,135)	$1,364

GAAP weighted average shares:
Basic and diluted	24,039	19,216	10,592
FFO per share	$(0.05)	$(0.06)	$0.13

Net loss per share	$(0.32)	$(0.39)	$(0.10)

(1)
Real estate depreciation and amortization includes our consolidated depreciation and amortization expense, as well as our pro rata share of those unconsolidated investments which we account for under the equity method of accounting and the noncontrolling interest adjustment for the third-party partners' share of the real estate depreciation and amortization. Reflects the real estate depreciation and amortization of continuing operations, as well as discontinued operations.

        Provided below is additional information related to selected items included in net loss above, which may be helpful in assessing our operating results.

  •
  Straight-line rental revenue of $0.4 million, $0.2 million, and $0.2 million was recognized for the years ended December 31, 2011, 2010 and 2009, respectively. The noncontrolling interest portion of straight-line rental revenue for the years ended December 31, 2011 and 2010 was less than $0.1 million. We had no straight-line rental revenue related to noncontrolling interests as of December 31, 2009.

  •
  Net above/below market lease amortization of $0.3 million, $0.8 million, and $1.1 million was recognized as an increase to rental revenue for the years ended December 31, 2011, 2010 and 2009, respectively. The noncontrolling interest portion of net above/below market lease amortization for the years ended December 31, 2011 and 2010 was less than $0.1 million. We had no adjustments for net above/below market lease amortization related to noncontrolling interests as of December 31, 2009.

  •
  Amortization of deferred financing costs of $0.9 million, $0.2 million and $0.1 million was recognized as interest expense for our notes payable for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Distributions

        Distributions are authorized at the discretion of our board of directors based on its analysis of our performance over the previous periods and expectations of performance for future periods. These analyses may include actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, general financial and market conditions and other factors that our board deems relevant. The board's decision will be substantially influenced by its obligation to ensure that we maintain our status as a REIT. In light of the continued uncertainty in the global financial and real estate markets, we cannot provide assurance that we will be able to achieve expected cash flows necessary to pay distributions at any particular level, or at all.

        On March 20, 2012, our board of directors declared a special distribution of $0.50 per share of common stock payable to our stockholders of record as of April 3, 2012 and determined to cease regular, monthly distributions in favor of payment of periodic distributions from excess proceeds from asset dispositions or from other sources as necessary to maintain our REIT tax status.

        Until proceeds from the Offerings are fully invested and generating sufficient operating cash flow to fully fund the payment of distributions to our stockholders, we have paid and may continue to pay some or all of our distributions from sources other than operating cash flow. We have, for example, generated cash to pay distributions from financing activities, components of which include proceeds from the Follow-On Offering and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow. We have also utilized cash from refinancing and dispositions, the components of which may represent a return of capital and/or the gains on sale. In addition, from time to time, our Advisor may agree to waive or defer all or a portion of the acquisition, asset management or other fees or incentives due to it, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash that we have available to pay distributions to our stockholders.

        The following summarizes certain information related to the sources of recent distributions ($ in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Total Distributions Paid	$11,893	$9,283	$4,182
Principal Sources of Funding:
Distribution Reinvestment Plan	$7,948	$6,436	$3,068
Cash flow provided by (used in) operating activities	$2,905	$(8,237)	$315
Cash available at the beginning of the period(1)	$49,375	$67,509	$47,375

(1)
Represents the cash available at the beginning of the reporting period primarily attributable to excess funds raised from the issuance of common stock and borrowings, after the impact of historical operating activities, other investing and financing activities.

        Cash flow provided by operations for the year ended December 31, 2011, which includes a portion of the distribution of proceeds related to the sale of Inland Empire Distribution Center, covered a portion of the payment of our cash distributions to stockholders for the period. For the year ended December 31, 2010, both cash distributions and the operating shortfalls were funded from financing activities including proceeds from the Initial Offering and borrowings. For the two years ended December 31, 2011, we have paid total cash distributions of $6.8 million and distributions reinvested through the DRP of $14.4 million and have had negative FFO of $2.3 million over the same period. For a discussion of how we calculate FFO and why our management considers it a useful measure of REIT operating performance, as well as a reconciliation of FFO to our net income, please see "Funds From Operations." Future distributions declared and paid may exceed cash flow from operating activities or fund from operations until such time as we invest in additional real estate or real estate-related assets at favorable yields and our investments reach stabilization. For further discussion on distribution payments, please see "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distribution."

        During 2011 and 2010, our distributions were classified as follows for federal income tax purposes:

	2011	2010
Ordinary income	—	75.3%
Capital gains	33.6%	—
Return of Capital	66.4%	24.7%

Total	100.0%	100.0%

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2011 (amounts in thousands):

	Payments Due by Period
	2012	2013	2014	2015	2016	Thereafter	Total
Principal payments—variable rate debt	$21,160	$19,980	$375	$38,388	$402	$18,029	$98,334
Principal payments—fixed rate debt	1,968	2,230	2,851	12,214	19,290	102,870	141,423
Interest payments—variable rate debt (based on rates in effect as of December 31, 2011)	4,141	2,688	1,183	1,140	677	385	10,214
Interest payments—fixed rate debt	6,529	6,503	6,383	6,028	5,052	8,264	38,759
Operating leases(1)	293	293	293	301	301	21,528	23,009

Total	$34,091	$31,694	$11,085	$58,071	$25,722	$151,076	$311,739

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

  Real Estate

        Upon the acquisition of real estate properties, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their fair values. The acquisition date is the date on which we obtain control of the real estate property. The assets acquired and liabilities assumed may consist of land, inclusive of associated rights, buildings, assumed debt, identified intangible assets and liabilities and asset retirement obligations. Identified intangible assets generally consist of above-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships. Identified intangible liabilities generally consist of below-market leases. Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of the identifiable net assets acquired. Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired. Acquisition-related costs are expensed in the period incurred. Initial valuations are subject to change until our information is finalized, which is no later than twelve months from the acquisition date.

        The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land and buildings. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management's estimates of the fair value of these assets using discounted cash flow analyses or similar methods believed to be used by market participants. The value of buildings is depreciated over the estimated useful life of 25 years using the straight-line method.

        We determine the fair value of assumed debt by calculating the net present value of the scheduled mortgage payments using interest rates for debt with similar terms and remaining maturities that management believes we could obtain at the date of the debt assumption. Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan using the effective interest method.

        We determine the value of above-market and below-market leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management's estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any below-market fixed rate renewal options that, based on a qualitative assessment of several factors, including the financial condition of the lessee, the business conditions in the industry in which the lessee operates, the economic conditions in the area in which the property is located, and the ability of the lessee to sublease the property during the renewal term, are reasonably assured to be exercised by the lessee for below-market leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the determined lease term.

        The total value of identified real estate intangible assets acquired is further allocated to in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we include such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal fees and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

        We amortize the value of in-place leases, in-place tenant improvements and in-place leasing commissions to expense over the initial term of the respective leases. The tenant relationship values are amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense.

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

        In May 2011, the FASB issued updated guidance for fair value measurements. The guidance amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating this guidance to determine if it will have a material impact on our consolidated financial statements or disclosures.

        In June 2011, the FASB issued updated guidance related to comprehensive income. The guidance requires registrants to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The early adoption of this guidance had no material impact on our results of operations or disclosure.

Recent Tax Legislation regarding Cost Basis Reporting

        Effective January 1, 2011, new federal income tax information reporting rules required the "cost basis" for shares involved in certain transactions to be reported to stockholders and the Internal Revenue Service. These rules apply to all shares, including shares purchased through our distribution reinvestment plan, purchased on or after January 1, 2011. More specifically, upon the transfer or redemption of any shares subject to the new reporting requirements, a broker must report both the cost basis of the shares and the gain or loss recognized on the transfer or redemption of those shares to the stockholder and to the Internal Revenue Service on Form 1099-B. In addition, effective January 1, 2011, S-corporations will no longer be exempt from Form 1099-B reporting, and shares purchased by an S-corporation on or after January 1, 2012 will be subject to the reporting requirements described above. If we take an organizational action such as a stock split, merger, or acquisition that affects the cost basis of the shares subject to the new reporting requirements, we will report to each stockholder and the Internal Revenue Service a description of the action and the quantitative effect of that action on the cost basis of the applicable shares on an information return.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

  Foreign Currency Exchange Risk

        We maintain approximately $4.6 million in Euro-denominated accounts at European financial institutions. We currently have one investment in Europe, and as such, we believe that we are not materially exposed to any significant foreign currency fluctuations related to these accounts.

  Interest Rate Risk

        We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our management's objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt. Of our $239.8 million in notes payable at December 31, 2011, $98.3 million represented debt subject to variable interest rates, of which $40.6 million is subject to minimum interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.6 million.

        Interest rate caps classified as assets were reported at their combined fair value of less than $0.1 million within prepaid expenses and other assets at December 31, 2011. A 100 basis point decrease in interest rates would result in a less than $0.1 million net decrease in the fair value of our interest rate caps. A 100 basis point increase in interest rates would result in a $0.2 million net increase in the fair value of our interest rate caps.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

  Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2011, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

  Management's Annual Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2011, the effectiveness of our internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls, as of December 31, 2011, were effective.

  Changes in Internal Control over Financial Reporting

        There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

Adoption of Amended and Restated Valuation Policy

        On March 20, 2012, our board of directors adopted the Amended and Restated Policy for Estimation of Common Stock Value (the "Amended and Restated Valuation Policy") to be effective immediately. At the same time, our board of directors approved certain amendments to our share redemption program. These amendments clarify the manner in which our estimated value per share, and the related pricing under our share redemption program, may be adjusted in the event that our board of directors makes special distributions that it designates to cause such adjustments. Under the Amended and Restated Valuation Policy, if we make a specially designated distribution to stockholders, the estimated value per share will be reduced by the per share amount of such specially designated distribution, and we will provide the estimated value per share as adjusted in a current report on Form 8-K or any other appropriate public filing with the SEC.

        In addition, among other immaterial revisions, the amendments to the valuation policy also clarify that the per share estimated value may be developed from data that is as of a date not more than 18 months prior to the effective date of the estimated valuation, and that in general we will consider a new estimated valuation every 18 months. In all other material respects, the terms of our valuation policy remain unchanged.

New Estimated Per Share Value

        On March 20, 2012, our board of directors authorized a special distribution payable to stockholders of record on April 3, 2012 in a per share amount of $0.50. Pursuant to the Amended and Restated Valuation Policy, our estimated per share value as of April 3, 2012, will be $9.50, which reflects an adjustment to the gross offering price of $10 per share in the Follow-on Offering to account for payment of the special distribution. This adjusted estimated per share value will affect the prices at which we redeem shares under our share redemption program as discussed below.

Adoption of Second Amended and Restated Share Redemption Program

        On March 20, 2012, our board of directors adopted the Second Amended and Restated Share Redemption Program (the "Amended SRP"). See Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities—Share Redemption Program" of this Annual Report on Form 10-K for a discussion of these amendments. As disclosed in Item 5, the Amended SRP changes the pricing at which we will redeem shares under the program. At the next quarterly redemption period, which we expect will be after effectiveness of the Amended SRP, assuming a $10 per share original purchase price, Exceptional Redemptions will generally be redeemed at $8.55 per share which is 90% of the current estimated per share value under the Amended and Restated Valuation Policy. Our board of directors has suspended Ordinary Redemptions effective April 1, 2012.

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

        Robert M. Behringer, 63, has served as our Chairman of the Board and a director since our inception in January 2007. From January 2007 until June 2008, he also served as our Chief Executive Officer and Chief Investment Officer. He has also served as the sole manager and Chief Executive Officer of Behringer Harvard Holdings, LLC ("Behringer Harvard Holdings"), the indirect parent corporation of our Advisor, since December 2001. Mr. Behringer has also served as Chairman of the Board and a director of Behringer Harvard REIT I, Inc. ("Behringer Harvard REIT I") since June 2002, Behringer Harvard Multifamily REIT I, Inc. ("Behringer Harvard Multifamily REIT I") since January 2007, and Behringer Harvard Opportunity REIT I, Inc. ("Behringer Harvard Opportunity REIT I") since November 2004, each a publicly registered REIT, and Behringer Harvard Multifamily REIT II, Inc. ("Behringer Harvard Multifamily REIT II"), a REIT that is still in registration with the SEC, since April 2007. In addition to overseeing various real estate transactions, as an officer and director of Behringer Harvard sponsored programs and their advisors, Mr. Behringer has overseen the acquisition, structuring and management of various types of real estate-related loans, including mortgages and mezzanine loans. Since 2002, Mr. Behringer has been a general partner of Behringer Harvard Short-Term Opportunity Fund I LP ("Behringer Harvard Short-Term Opportunity Fund") and Behringer Harvard Mid-Term Value Liquidating Trust (successor in interest to Behringer Harvard Mid-Term Value Enhancement Fund I LP) ("Behringer Harvard Mid-Term Value Enhancement Fund"), each a publicly registered real estate limited partnership. Mr. Behringer also controls the general partners of Behringer Harvard Strategic Opportunity Fund I LP ("Behringer Harvard Strategic Opportunity Fund I") and Behringer Harvard Strategic Opportunity Fund II LP ("Behringer Harvard Strategic Opportunity Fund II"), private real estate limited partnerships. Since 2001, Mr. Behringer also has been the Chief Executive Officer of the other companies affiliated with Behringer Harvard Holdings.

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

        Mr. Behringer has over 25 years of experience in real estate investment, management, and finance activities, including, prior to the founding of the Behringer Harvard organization, approximately 140 properties with over 24 million square feet of office, retail, industrial, apartment, hotel and recreational space. Since the founding of the Behringer Harvard organization and through December 31, 2011, Mr. Behringer's experience includes over 170 properties, with over 40 million square feet of office, retail, industrial, apartment, hotel and recreational properties. In addition to being our Chairman of the Board, he is currently the general partner or a co-general partner in several real estate limited partnerships formed for the purpose of acquiring, developing and operating office buildings and other commercial properties located in the United States and other countries, including Germany, the Netherlands, England and Australia. Mr. Behringer is a Certified Property Manager, Real Property Administrator and Certified Hotel Administrator, holds FINRA Series 7, 24 and 63 registrations and is a member of the Institute of Real Estate Management, the Building Owners and Managers Association, the Urban Land Institute and the Real Estate Council. Mr. Behringer was also a licensed certified public accountant for over 20 years. Mr. Behringer received a Bachelor of Science degree from the University of Minnesota.

        Our board of directors has concluded that Mr. Behringer is qualified to serve as Chairman of the Board and one of our directors for reasons including his over 25 years of experience in real estate investing and having sponsored numerous public and private real estate programs. With this background, we believe Mr. Behringer has the depth and breadth of experience to implement our business strategy. Further, as Chairman of the Board and a director of Behringer Harvard REIT I, Behringer Harvard Multifamily REIT I and Behringer Harvard Opportunity REIT I, he has an understanding of the requirements of serving on a public company board and the leadership experience necessary to serve as the Chairman of the Board of our company.

        Robert S. Aisner, 65, served as our Chief Executive Officer from June 2008 to January 2012, as our President from our inception in January 2007 to January 2012, and one of our directors since our inception. In January 2012, Mr. Aisner was appointed Vice Chairman of the Board. From January 2007 through June 2008, Mr. Aisner served as our Chief Operating Officer. In addition, Mr. Aisner has served as President since May 2005, Chief Executive Officer since July 2009 and from June 2008 until May 2009, and a director since June 2003 of Behringer Harvard REIT I. Mr. Aisner also has served as President from November 2004 to January 2012, Chief Executive Officer from June 2008 to January 2012, and a director since November 2004 of Behringer Harvard Opportunity REIT I, as Chief Executive Officer and a director of Behringer Harvard Multifamily REIT I since August 2006, and as President since April 2007 and Chief Executive Officer since September 2008 of Behringer Harvard Multifamily REIT II. Mr. Aisner is also Chief Executive Officer of our Advisor and President and Co-Chief Operating Officer of our sponsor, Behringer Harvard Holdings.

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

        Andreas K. Bremer, 55, has served as one of our independent directors since November 2007. Mr. Bremer currently serves as Executive Vice President of International Capital, LLC, a position he has held since 2005. Mr. Bremer joined International Capital as its Chief Financial Officer in October 2002. International Capital specializes in acquisition, disposition, management and administration of commercial investment properties, and Mr. Bremer is responsible for all financial aspects of the company's operations. Before joining International Capital, Mr. Bremer was the Chief Financial Officer of ATLASwerks®, a leading communication software company in Dallas. He acted as a corporate finance consultant for two years at McKinsey & Co. in both the Dallas and New York offices and served as Vice President of Finance and Treasurer at Paging Network, Inc. Mr. Bremer started his career at COMMERZBANK AG in Germany and spent seven of his 13-year tenure at the company's New York and Atlanta offices. Mr. Bremer has over 20 years of financial and general management experience with extensive knowledge of corporate finance and commercial lending both in the United States and other countries, particularly Germany. He is the former Director of the Texas Warburg Chapter of the American Council on Germany in Dallas and, as Knight of Justice, is a member of the Order of St. John. Mr. Bremer received a law degree from the Johannes-Gutenberg University in Mainz, Germany.

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

        Diane S. Detering-Paddison, 52, has served as one of our independent directors since June 2009. Ms. Detering-Paddison was recently appointed Chief Strategy Officer of Cassidy Turley, one of the nation's largest commercial real estate service providers. Prior to joining Cassidy Turley, Ms. Detering-Paddison served as the Chief Operating Officer of ProLogis, an owner, manager, and developer of distribution facilities, from June 2008 until January 2009. Prior to that, Ms. Detering-Paddison was with CB Richard Ellis and Trammell Crow Company for over twenty years. During her time there, she served as Senior Vice President, Corporate and Investor Client Accounts from April 2001 until December 2004, Chief Operating Officer, Global Services from January 2005 until December 2006, and President, Global Corporate Services—Client Accounts from December 2006 until May 2008. Ms. Detering-Paddison was part of a ten member executive team that managed the merger between Trammell Crow Company and CB Richard Ellis in December 2006. Recently, the Salvation Army named Ms. Detering-Paddison to its national advisory board. Ms. Detering-Paddison holds a Master of Business Administration degree from the Harvard Graduate School of Business and a Bachelor of Science degree from Oregon State University where she graduated as Valedictorian.

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

        Cynthia Pharr Lee, 63, has served as one of our independent directors since November 2007. Ms. Lee has served as President of C. Pharr & Company, a marketing communications consulting firm since 1993, providing strategic brand, marketing and public relations services to many real estate, construction and design firms, in addition to other corporate clients. Ms. Lee also serves as a member of the board of directors of CEC Entertainment, Inc. (CEC-NYSE) and its audit and compensation committees. A co-founder of Texas Women Ventures Fund, Ms. Lee serves on the Fund's Investment Advisory Committee and is also a board member of Southwest Venture Forum. Ms. Lee is a former president of Executive Women of Dallas and former national chairman of the Counselor's Academy of the Public Relations Society of America. From May 1989 through February 1993, Ms. Lee was president and chief executive officer of Tracy Locke/Pharr Public Relations, a division of Omnicom (NYSE). She received her Bachelor of Science degree in English (summa cum laude) and her Master of Arts degree in English from Mississippi State University.

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

        Jeffrey P. Mayer, 55, has served as one of our independent directors since November 2007 and is chairman of our Audit Committee. Mr. Mayer is currently a consultant serving the real estate industry and he currently holds the Certified Turnaround Professional designation. He also is the owner of Mayer Financial Consulting, LLC (a Georgia Registered Investment Advisor) and is the firm's sole Investment Advisor Representative. This firm was started in 2011 to provide personal financial planning services, primarily to individuals. From 2000 until 2007, Mr. Mayer was the Chief Financial Officer of ClubCorp, Inc., a holding company that owns and operates premier golf and business clubs and destination golf resorts. He previously served as Chief Financial Officer of Bristol Hotels & Resorts in Dallas, a position he held from 1996 until the company's acquisition by Bass PLC in early 2000. Prior to joining Bristol, he was Corporate Controller at Host Marriott Corporation (formerly Marriott Corporation) and, prior to that, held various senior financial positions at Marriott Corporation. Mr. Mayer is a member of the Turnaround Management Association and the National Association of Corporate Directors. He was a board member of the Dallas Children's Advocacy Center and is chairman of the audit committee. A graduate of the College of William & Mary, he began his career as an accountant with Arthur Andersen LLP.

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

Executive Officers

        In addition to Robert M. Behringer and Robert S. Aisner, the following individuals serve as our executive officers:

        Michael J. O'Hanlon, 60, was elected our Chief Executive Officer and President in January 2012. Mr. O'Hanlon also serves as Chief Executive Officer and President of several other Behringer Harvard—sponsored programs, including Behringer Harvard Opportunity REIT I. Prior to his appointment as an officer of the Company, Mr. O'Hanlon was an independent director of Behringer Harvard Multifamily REIT II from September 2011 through December 2011. From September 2010 to December 2011, Mr. O'Hanlon was President and Chief Operating Officer of Billingsley Company, a major Dallas, Texas based owner, operator and developer that has interests in commercial office, industrial, retail, and multifamily properties. From November 2007 to October 2009, Mr. O'Hanlon served as Chief Executive Officer and President for Inland Western Retail Real Estate Trust, Inc., a public non-traded REIT, where he was responsible for an $8.5 billion national retail and office portfolio consisting of 335 properties and 51 million square feet. From January 2005 to October 2007, Mr. O'Hanlon served as head of Asset Management for Inland Real Estate Group of Companies. In total, Mr. O'Hanlon has over 30 years of management experience with public and private firms with commercial real estate portfolios, with a broad range of responsibilities including overseeing acquisitions, dispositions, restructurings, joint ventures and capital raising, and with experience with a diverse group of real estate-related investments including multifamily and debt-related investments. Mr. O'Hanlon received a Masters of Business Administration, Finance-Money and Financial Markets degree in 1979 from Columbia University Graduate School of Business. Mr. O'Hanlon has also received a Bachelor of Science, Accounting degree in 1973 from Fordham University. Mr. O'Hanlon has served and been an active member of the Real Estate Roundtable, NAREIT, ICSC and ULI.

        Andrew J. Bruce, 40, was elected our Chief Financial Officer in January 2012. Mr. Bruce also serves as Chief Financial Officer of Behringer Harvard Opportunity REIT I. Mr. Bruce will continue to serve as the Senior Vice President—Capital Markets for Behringer Harvard, a role in which he has served since March 2006, and be responsible for managing the financing activities for the Behringer Harvard programs, including the structuring and placement of commercial debt for new acquisitions and developments, for the refinancing of existing debt, debt restructurings, and for fund level credit facilities. Prior to joining Behringer Harvard, from 1994 to early 2006, Mr. Bruce worked for AMLI Residential Properties Trust in Dallas and in Chicago. While at AMLI, Mr. Bruce was responsible for placing AMLI's secured and unsecured debt and for overseeing the underwriting projections for new development and co-investment projects. Mr. Bruce holds a Masters in Business Administration degree from the University of Chicago, and a CPA designation. Mr. Bruce graduated from Western Michigan University with a Bachelor of Business Administration degree. Associations that Mr. Bruce is currently affiliated with include ULI (Full Member and Inner-City Council Leader), NAREIT, and Family Gateway Affordable Housing, Inc. where he serves as a board member and Vice Chairman.

        M. Jason Mattox, 36, has served as our Executive Vice President since March 2006. Mr. Mattox also serves as an Executive Vice President of our advisor and serves in these and similar executive capacities with other entities sponsored by Behringer Harvard Holdings, including Behringer Harvard REIT I, Behringer Harvard Multifamily REIT II, Behringer Harvard Opportunity REIT I and

Behringer Harvard Multifamily REIT I. From 1997 until joining Behringer Harvard in 2002, Mr. Mattox served as a Vice President of Harvard Property Trust, Inc. and became a member of its Investment Committee in 1998. From 1999 until 2001, Mr. Mattox served as Vice President of Sun Resorts International, Inc., a recreational property investment company, coordinating marina acquisitions throughout the southern United States and the U.S. Virgin Islands. From 1999 until 2001, in addition to providing services related to investing, acquisition, disposition and operational activities, Mr. Mattox served as an asset manager with responsibility for over one million square feet of Harvard Property Trust, Inc.'s commercial office assets in Texas and Minnesota, overseeing property performance, management offices, personnel and outsourcing relationships. Mr. Mattox is a continuing member of the Building Owners and Managers Association and the National Association of Industrial and Office Properties. Mr. Mattox holds FINRA Series 7, 24 and 63 registrations. Mr. Mattox received a Bachelor of Business Administration degree, with honors, and a Bachelor of Science degree, cum laude, from Southern Methodist University.

        Samuel A. Gillespie, 53, has served as our Chief Operating Officer since June 2008. In addition, Mr. Gillespie has served as Senior Vice President—Funds Management of Harvard Property Trust, LLC, the managing member of our Advisor, since March 2006. Mr. Gillespie also serves as Chief Operating Officer for Behringer Harvard Opportunity REIT I and for the general partner of Behringer Harvard Short-Term Opportunity Fund I and Behringer Harvard Mid-Term Value Enhancement Fund. In addition, Mr. Gillespie serves as the Chief Operating Officer of Behringer Harvard Strategic Opportunity Fund I and Behringer Harvard Strategic Opportunity Fund II. Mr. Gillespie has over 25 years of experience in the commercial real estate industry guiding diverse and sophisticated portfolios. Prior to joining Behringer Harvard in November 2004, Mr. Gillespie was with the Trammell Crow Company for 21 years. At Trammell Crow, he held the position of Managing Director of National Accounts and was responsible for Trammell Crow Company's largest institutional customers. Prior to that, Mr. Gillespie was partner in charge of Trammell Crow's Indianapolis office from 1986 to 1997. He began his career with Trammell Crow as a leasing agent in Oklahoma City in 1983. Mr. Gillespie holds a Bachelor of Science degree, summa cum laude, in accounting from Texas A&M University, and holds the CCIM designation.

        Michael D. Cohen, 37, has served as our Executive Vice President since October 2011. Mr. Cohen also serves as Executive Vice President of Behringer Harvard Holdings and Executive Vice President—International Platform of Harvard Property Trust. Mr. Cohen also works closely with Behringer Securities LP, a subsidiary of Behringer Harvard, to develop institutional investments and manage relationships with the company's institutional investors. Mr. Cohen joined Behringer Harvard in 2005 from Crow Holdings, the investment office of the Trammell Crow Company, where he concentrated on the acquisition and management of the firm's office, retail, and hospitality assets. Mr. Cohen began his career in 1997 at Harvard Property Trust and Behringer Partners, predecessor companies to Behringer Harvard. He received a Bachelor of Business Administration degree from the University of the Pacific in Stockton, California, and a Masters degree in Business and Finance from Texas Christian University in Fort Worth, Texas. He is a member of the Association of Foreign Investors in Real Estate.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to the Company during and with respect to the fiscal year ended December 31, 2011 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2011.

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

Item 11.    Executive Compensation.

Executive Compensation

        We do not directly compensate our named executive officers, nor do we reimburse our Advisor for compensation paid to our named executive officers, for services rendered to us. Pursuant to the Third Amended and Restated Advisory Management Agreement, we pay certain management fees to our Advisor and its affiliates to compensate the Advisor for the services it provides in our day-to-day management. In addition, we reimburse certain expenses of the Advisor and its affiliates, including reimbursement for the costs of salaries and benefits of certain of their employees.

        Reimbursement for the costs of salaries and benefits of our Advisor's employees relate to compensation paid to our Advisor's employees that provide services to us such as accounting, administrative or legal, for which our Advisor or its affiliates are not entitled to compensation in the form of a separate fee. A description of the fees that we pay to our Advisor and other affiliates is found in Item 13 below. Therefore, we do not have, nor has our board of directors or compensation committee considered, a compensation policy or program for our executive officers, and thus we have not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K.

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

Director Compensation Table

        The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2011:

Name	Fees Earned or Paid in Cash ($)
Robert M. Behringer	—
Robert S. Aisner	—
Andreas K. Bremer	$48,000	(1)
Diane S. Detering-Paddison	$42,500	(2)
Cynthia Pharr Lee	$46,500	(3)
Jeffrey P. Mayer	$54,500	(4)

(1)
Includes payment of $12,500 in 2011 for services rendered in 2010.

(2)
Includes payment of $10,750 in 2011 for services rendered in 2010.

(3)
Includes payment of $11,500 in 2011 for services rendered in 2010.

(4)
Includes payment of $13,250 in 2011 for services rendered in 2010.

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

Compensation Committee Interlocks and Insider Participation

        No member of our compensation committee served as an officer or employee of the Company or any of our subsidiaries during the fiscal year ended December 31, 2011 or formerly served as an officer of the Company or any of our subsidiaries. In addition, during the fiscal year ended December 31, 2011, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers or directors serving as a member of our board of directors or compensation committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

        The following table gives information regarding our equity compensation plans as of December 31, 2011:

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

Security Ownership of Certain Beneficial Owners

        The following table sets forth information as of February 29, 2012 regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, each of our executive officers, and our directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Robert M. Behringer(2)	22,471	*
Robert S. Aisner(3)	—	—
Michael J. O'Hanlon(4)	—	—
Andrew J. Bruce(5)	—	—
Kymberlyn K. Janney(6)	—	—
Andreas K. Bremer	—	—
Diane S. Detering-Paddison	—	—
Cynthia Pharr Lee	—	—
Jeffrey P. Mayer	—	—
All directors and executive officers as a group (nine persons)(7)	22,471	*

*
Represents less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following February 29, 2012. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)
Includes 22,471 shares of common stock owned by Behringer Harvard Holdings. It does not include 1,000 shares of convertible stock indirectly owned by Behringer Harvard Holdings. As of February 29, 2012, Mr. Behringer controlled the disposition of approximately 40% of the outstanding limited liability company interests and the voting of 85% of the outstanding limited liability company interests of Behringer Harvard Holdings.

(3)
Does not include 22,471 shares of common stock and 1,000 shares of convertible stock indirectly owned by Behringer Harvard Holdings. Mr. Aisner controls the disposition of 4% of the limited liability company interests in Behringer Harvard Holdings. Mr. Behringer has the right to vote Mr. Aisner's interest in Behringer Harvard Holdings.

(4)
Michael J. O'Hanlon was elected our Chief Executive Officer and President in January 2012.

(5)
Andrew J. Bruce was elected our Chief Financial Officer in January 2012.

(6)
Effective November 30, 2011, Kymberlyn K. Janney resigned as the Chief Financial Officer, Chief Accounting Officer and Treasurer.

(7)
Does not include 1,000 shares of convertible stock indirectly owned by Behringer Harvard Holdings. The actual number of shares of common stock issuable upon conversion of the convertible stock is indeterminable at this time.

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

Related Party Transactions

        The Advisor and certain of its affiliates receive fees and compensation in connection with the Offerings, and in connection with the acquisition, management, and sale of our assets. On July 5, 2011, we entered into a Dealer Manager Agreement with Behringer Securities LP ("Behringer Securities") pursuant to which Behringer Securities acted as our dealer manager in connection with the Follow-On Offering, which terminated as to the primary portion on March 15, 2012. The terms of the Dealer

Manager Agreement were the same in all material respects as the terms of the agreement entered with Behringer Securities dated January 4, 2008 pursuant to which Behringer Securities acted as the dealer manager for the Initial Offering.

        Behringer Securities received commissions of up to 7% of gross offering proceeds. Behringer Securities reallowed 100% of selling commissions earned to participating broker-dealers. In addition, we paid Behringer Securities a dealer manager fee of up to 2.5% of gross offering proceeds. Pursuant to separately negotiated agreements, Behringer Securities may reallow a portion of its dealer manager fee in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in the Offerings; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts and no more than 0.5% of gross offering proceeds for out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties. Further, in special cases pursuant to separately negotiated agreements and subject to applicable limitations imposed by the Financial Industry Regulatory Authority, Behringer Securities may use a portion of its dealer manager fee to reimburse certain broker-dealers participating in the Offerings for technology costs and expenses associated with the Offerings and costs and expenses associated with the facilitation of the marketing and ownership of our shares by such broker-dealers' customers. No selling commissions, dealer manager fees or organization and offering expenses are paid for sales under the DRP. For the year ended December 31, 2011, Behringer Securities earned selling commissions and dealer manager fees of $1.6 million and $0.6 million, respectively, which were recorded as a reduction to additional paid-in capital.

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

        In connection with the Initial Offering, we reimbursed the Advisor for $7.5 million of organization and offering expenses (other than selling commissions and dealer manager fees) that it had incurred on our behalf since January 1, 2009. On October 9, 2009, the Advisor waived the reimbursement of $3.5 million of organization and offering expenses (other than selling commissions and the dealer manager fee) the Advisor incurred on our behalf through December 31, 2008. The Advisor wrote off the $3.5 million of organization and offering expenses in the fourth quarter of 2009, which reduced the outstanding balance payable to affiliates and increased our additional paid-in capital. On July 5, 2011, in connection with the Follow-On Offering, we entered into the Third Amended and Restated Advisory Management Agreement with the Advisor. Pursuant to the Third Amended and Restated Advisory Management Agreement, we will not reimburse the Advisor for any additional organization and offering expenses (other than selling commissions and the dealer manager fee) incurred on our behalf until the completion of our Follow-On Offering.

        Upon completion of the Follow-On Offering, the Advisor will reimburse us to the extent that the total amount spent on organization and offering expenses (other than selling commissions and the dealer manager fee) in the Offerings exceeds 1.5% of the gross proceeds raised in the primary component of the Offerings; however, if we have not reimbursed the Advisor in excess of 1.5% of the gross proceeds raised in the Offerings, we will reimburse the Advisor for any additional organization and offering expenses it incurs up to the 1.5% limit. We have limited the amount of organization and offering expense reimbursement accruals to amounts we currently expect to have to dispense. Based on our current review of projected gross proceeds from our Offerings, we have booked a receivable from the Advisor for approximately $3.9 million of organization and offering expenses that were previously reimbursed to the Advisor. We expect to receive payment from the Advisor for this receivable during the first quarter of 2013.

        Since our inception through December 31, 2011, approximately $15.9 million of organization and offering expenses was incurred by the Advisor or its affiliates on our behalf. Of this amount, $3.5 million was written off and $7.5 million has been reimbursed by us. As of December 31, 2011, we had no amounts payable to the Advisor for organization and offering expenses.

        The Advisor or its affiliates will also receive acquisition and advisory fees of 2.5% of the amount paid and/or in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets. The Advisor and its affiliates will also receive acquisition and advisory fees of 2.5% of the funds advanced in respect of a loan or other investment. We incurred acquisition and advisory fees payable to the Advisor of $2.3 million for the year ended December 31, 2011.

        The Advisor or its affiliates also receive an acquisition expense reimbursement in the amount of 0.25% of (i) the funds paid for purchasing an asset, including any debt attributable to the asset, (ii) the funds for development, construction, or improvement in the case of assets that we acquire and intend to develop, construct, or improve, and (iii) the funds advanced in respect of a loan or other investment. In addition, to the extent the Advisor or its affiliates directly provide services formerly provided or usually provided by third parties, including, without limitation, accounting services related to the preparation of audits required by the SEC, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a completed investment, the direct employee costs and burden to the Advisor of providing these services will be acquisition expenses for which we will reimburse the Advisor. We also pay third parties, or reimburse the Advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder's fees, title insurance, premium expenses, and other closing costs. In addition, acquisition expenses for which we will reimburse the Advisor, include any payments made to (i) a prospective seller of an asset, (ii) an agent of a prospective seller of an asset, or (iii) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset. Except as described above with respect to services customarily or previously provided by third parties, the Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent that they are dedicated to making investments for us, such as wages and benefits of the investment personnel. The Advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the Advisor or its affiliates incur that are due to third parties or related to the additional services provided by the Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. For the year ended December 31, 2011, we incurred acquisition expense reimbursements of $0.2 million.

        We pay the Advisor or its affiliates a debt financing fee of 1% of the amount available under any loan or line of credit made available to us. It is anticipated that the Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. We incurred debt financing fees of $0.6 million for the year ended December 31, 2011.

        We pay the Advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties. We incurred no such fees for the year ended December 31, 2011.

        We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity II Management Services, LLC ("BHO II Management"), or its affiliates, fees for the management, leasing, and construction supervision of our properties. Property management fees are 4.5% of the gross revenues of the properties managed by BHO II Management or its affiliates, plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property. In the event that we contract directly with a third-party property manager in respect of a property, BHO II Management or its affiliates receives an oversight fee equal to 0.5% of the gross revenues of the property managed. In no event will BHO II Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property. In the event we own a property through a joint venture that does not pay BHO II Management directly for its services, we will pay BHO II Management a management fee or oversight fee, as applicable, based only on our economic interest in the property. We incurred and expensed property management fees or oversight fees to BHO II Management of approximately $0.3 million for the year ended December 31, 2011.

        We pay the Advisor or its affiliates a monthly asset management fee of one-twelfth of 1.0% of the sum of the higher of the cost or value of each asset. For the year ended December 31, 2011, we expensed $2.9 million of asset management fees.

        We reimburse the Advisor or its affiliates for all expenses paid or incurred by the Advisor in connection with the services provided to us, subject to the limitation that we will not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period. Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the year ended December 31, 2011, we incurred and expensed such costs for administrative services of $1.1 million.

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

Audit and Non-Audit Fees

        The following table presents fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche") for the years ended December 31, 2011 and 2010 ($ in thousands):

	2011	2010
Audit Fees(1)	$386	$323
Audit-Related Fees(2)	238	284
Tax Fees(3)	7	5
All Other Fees	—	—

Total Fees	$631	$612

(1)
Audit fees consist principally of fees for the audit of our annual consolidated financial statements and review of our consolidated financial statements included in our quarterly reports on Form 10-Q.

(2)
Audit-related fees consist of professional services performed in connection with a review of registration statements, as amended, for the public offerings of our common stock audits and reviews of historical financial statements for property acquisitions (including compliance with the requirements of Rules 3-05, 3-06, 3-09 or 3-14) and Sarbanes-Oxley Act, Section 404 advisory services.

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

        Our audit committee approved all of the services provided by, and fees paid to, Deloitte & Touche LLP during the years ended December 31, 2011 and 2010.

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

Behringer Harvard Opportunity REIT II, Inc.
Dated: March 28, 2012	By:	/s/ MICHAEL J. O'HANLON Michael J. O'Hanlon Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 28, 2012	/s/ ROBERT M. BEHRINGER Robert M. Behringer Chairman of the Board of Directors
March 28, 2012	/s/ ROBERT S. AISNER Robert S. Aisner Vice Chairman of the Board of Directors
March 28, 2012	/s/ MICHAEL J. O'HANLON Michael J. O'Hanlon Chief Executive Officer (Principal Executive Officer)
March 28, 2012	/s/ ANDREW J. BRUCE Andrew J. Bruce Chief Financial Officer (Principal Financial Officer)
March 28, 2012	/s/ S. JASON HALL S. Jason Hall Treasurer (Principal Accounting Officer)
March 28, 2012	/s/ ANDREAS K. BREMER Andreas K. Bremer Director
March 28, 2012	/s/ CYNTHIA PHARR LEE Cynthia Pharr Lee Director
March 28, 2012	/s/ JEFFREY P. MAYER Jeffrey P. Mayer Director
March 28, 2012	/s/ DIANE S. DETERING-PADDISON Diane S. Detering-Paddison Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Behringer Harvard Opportunity REIT II, Inc.,
Addison, Texas

        We have audited the accompanying consolidated balance sheets of Behringer Harvard Opportunity REIT II, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Behringer Harvard Opportunity REIT II, Inc. and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 28, 2012

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Balance Sheets

As of December 31, 2011 and 2010

(in thousands, except shares)

	2011	2010
Assets
Real estate
Land and improvements, net	$86,962	$75,032
Buildings and improvements, net	218,839	175,302
Real estate under development	105	314

Total real estate	305,906	250,648
Real estate loan receivable, net	—	25,202

Total real estate and real estate-related investments, net	305,906	275,850
Assets associated with real estate held for sale	29,420	—
Cash and cash equivalents	80,130	49,375
Restricted cash	5,616	10,891
Accounts receivable, net	1,704	1,202
Receivable from related party	3,485	—
Interest receivable-real estate loan receivable	—	2,227
Prepaid expenses and other assets	1,596	1,283
Investment in unconsolidated joint venture	—	4,428
Furniture, fixtures and equipment, net	7,219	6,812
Deferred financing fees, net	4,533	4,273
Lease intangibles, net	8,387	11,138

Total assets	$447,996	$367,479

Liabilities and Equity
Notes payable	$239,757	$175,378
Accounts payable	3,718	1,605
Payables to related parties	—	526
Acquired below-market leases, net	1,271	2,090
Distributions payable	1,069	940
Accrued and other liabilities	5,140	4,729
Obligations associated with real estate held for sale	37	—

Total liabilities	250,992	185,268
Commitments and contingencies
Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 25,267,048 and 22,329,502 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	3	2
Additional paid-in capital	225,968	195,149
Accumulated distributions and net loss	(43,657)	(23,883)
Accumulated other comprehensive income	83	410

Total Behringer Harvard Opportunity REIT II, Inc. equity	182,397	171,678
Noncontrolling interest	14,607	10,533

Total equity	197,004	182,211

Total liabilities and equity	$447,996	$367,479

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except per share amounts)

	2011	2010	2009
Revenues
Rental revenue	$30,519	$10,274	$5,484
Hotel revenue	6,564	954	—
Interest income from real estate loan receivable	2,931	4,953	891

Total revenues	40,014	16,181	6,375
Expenses:
Property operating expenses	19,023	5,047	1,381
Interest expense	8,397	2,287	1,309
Real estate taxes	4,448	1,506	646
Property management fees	1,325	413	172
Asset management fees	2,981	1,329	457
General and administrative	2,322	2,032	1,545
Acquisition expense	4,110	10,966	—
Depreciation and amortization	13,889	4,849	2,422

Total expenses	56,495	28,429	7,932
Interest income, net	136	483	484
Gain on sale of investment	—	204	—
Other income (expense)	504	(133)	—

Loss from continuing operations before equity in earnings (losses) of unconsolidated joint ventures	(15,841)	(11,694)	(1,073)
Equity in earnings (losses) of unconsolidated joint ventures	2,681	(347)	(2)

Loss from continuing operations	(13,160)	(12,041)	(1,075)

Income from discontinued operations	4,527	3,859	—

Net loss	(8,633)	(8,182)	(1,075)
Noncontrolling interest in continuing operations	1,730	1,216	9
Noncontrolling interest in discontinued operations	(848)	(461)	—

Net loss attributable to the noncontrolling interest	882	755	9

Net loss attributable to the Company	$(7,751)	$(7,427)	$(1,066)

Amounts attributable to the Company
Continuing operations	$(11,430)	$(10,825)	$(1,066)
Discontinuing operations	3,679	3,398	—

Net loss attributable to the Company	$(7,751)	$(7,427)	$(1,066)

Weighted average shares outstanding:
Basic and diluted	24,039	19,216	10,592
Net income (loss) per share
Continuing operations	$(0.47)	$(0.56)	$(0.10)
Discontinued operations	0.15	0.17	—

Basic and diluted loss per share	$(0.32)	$(0.39)	$(0.10)

Comprehensive income (loss):
Net loss	$(8,633)	$(8,182)	$(1,075)
Other comprehensive loss:
Unrealized gain (losses) on interest rate derivatives	(341)	130	—
Foreign currency translation gain (loss)	(48)	305	—

Total other comprehensive income (loss)	(389)	435	—

Comprehensive loss	(9,022)	(7,747)	(1,075)
Comprehensive loss attributable to noncontrolling interest	944	730	—

Comprehensive loss attributable to the Company	$(8,078)	$(7,017)	$(1,075)

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Equity

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands)

	Convertible Stock		Common Stock
							Accumulated Other Comprehensive Income (loss)
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions and Net (Loss)		Noncontrolling Interest	Total Equity
Balance at January 1, 2009	1	$—	7,323	$1	$59,987	$(1,166)	$—	$—	$58,822
Issuance of common stock, net			7,408		67,574				67,574
Redemption of common stock			(82)		(746)				(746)
Distributions declared on common stock						(4,607)			(4,607)
Contributions from non-controlling interest								2,631	2,631
Net loss						(1,066)		(9)	(1,075)

Balance at December 31, 2009	1	$—	14,649	$1	$126,815	$(6,839)	$—	$2,622	$122,599
Issuance of common stock, net			7,884	1	70,190				70,191
Redemption of common stock			(203)		(1,856)				(1,856)
Distributions declared on common stock						(9,617)			(9,617)
Contributions from noncontrolling interest								11,849	11,849
Distributions to noncontrolling interest								(3,208)	(3,208)
Other comprehensive income:
Unrealized gains on interest rate derivatives							105	25	130
Foreign currency translation gain							305		305
Net loss						(7,427)		(755)	(8,182)

Balance at December 31, 2010	1	$—	22,330	$2	$195,149	$(23,883)	$410	$10,533	$182,211
Issuance of common stock, net			3,177	1	32,986				32,987
Redemption of common stock			(240)		(2,167)				(2,167)
Distributions declared on common stock						(12,023)			(12,023)
Contributions from noncontrolling interest								5,688	5,688
Distributions to noncontrolling interest								(670)	(670)
Other comprehensive loss:
Unrealized losses on interest rate derivatives							(279)	(62)	(341)
Foreign currency translation loss							(48)		(48)
Net loss						(7,751)		(882)	(8,633)

Balance at December 31, 2011	1	$—	25,267	$3	$225,968	$(43,657)	$83	$14,607	$197,004

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net loss	$(8,633)	$(8,182)	$(1,075)
Adjustments to reconcile net loss to net cash
flows provided by (used in) operating activities:
Depreciation and amortization	15,378	5,998	1,297
Amortization of deferred financing fees	1,301	313	133
Equity in (earnings) losses of unconsolidated joint venture	(2,681)	347	2
Bargain purchase gain	—	(5,492)	—
Gain on sale of interest in unconsolidated joint venture	—	(204)	—
Gain on sale of discontinued operations	(5,673)	—	—
Loss on early extinguishment of debt	1,005	—	—
Distribution from unconsolidated joint venture	2,352	—	—
Change in operating assets and liabilities:
Accounts receivable	(393)	(706)	(299)
Interest receivable-real estate loan receivable	2,227	(1,829)	(398)
Prepaid expenses and other assets	(541)	204	(36)
Accounts payable	29	1,331	11
Accrued and other liabilities	(527)	(83)	445
Net payables to related parties	(171)	336	393
Addition of lease intangibles	(768)	(270)	(158)

Cash provided by (used in) operating activities	2,905	(8,237)	315

Cash flows from investing activities:
Purchases of real estate	(79,443)	(172,526)	—
Investment in unconsolidated joint venture	—	(4,768)	(508)
Return of investment in unconsolidated joint ventures	4,648	652	—
Proceeds from sale of discontinued operations	14,487	—	—
Investment in real estate loans receivable	—	(12,594)	(39,712)
Additions of property and equipment	(12,755)	(1,374)	(410)
Repayment of real estate loans receivable	25,000	—	—
Change in restricted cash	8,986	(319)	—

Cash used in investing activities	(39,077)	(190,929)	(40,630)

Cash flows from financing activities:
Financing costs	(2,366)	(4,173)	—
Proceeds from notes payable	57,092	118,217	—
Payments on notes payable	(7,965)	(170)	—
Purchase of interest rate derivatives	—	(241)	—
Issuance of common stock	23,354	71,983	70,757
Redemptions of common stock	(2,167)	(1,856)	(746)
Offering costs	(2,156)	(8,621)	(11,079)
Distributions	(3,945)	(2,847)	(1,114)
Contributions from noncontrolling interest holders	5,688	11,849	2,631
Distributions to noncontrolling interest holders	(670)	(3,208)	—

Cash provided by financing activities	66,865	180,933	60,449

Effect of exchange rate changes on cash and cash equivalents	62	99	—

Net change in cash and cash equivalents	30,755	(18,134)	20,134
Cash and cash equivalents at beginning of year	49,375	67,509	47,375

Cash and cash equivalents at end of year	$80,130	$49,375	$67,509

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

        We acquire and operate commercial real estate and real estate-related assets. In particular, we focus generally on acquiring commercial properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. In addition, given economic conditions as of December 31, 2011, our opportunistic investment strategy also includes investments in real estate-related assets that present opportunities for higher current income. Such investments may have capital gain characteristics, whether as a result of a discount purchase or related equity participations. We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties. These properties may be existing, income-producing properties, newly constructed properties, or properties under development or construction. They may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multi-tenant use. We may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. Further, we also may originate or invest in collateralized mortgage-backed securities and mortgage, bridge or mezzanine loans, or in entities that make investments similar to the foregoing. We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. We completed our first property acquisition, an office building located in Denver, Colorado, on October 28, 2008. As of December 31, 2011, we had eleven real estate assets, all of which were consolidated into our consolidated financial statements including the Palms of Monterrey (classified as held for sale in our consolidated balance sheet).

        Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware on January 12, 2007 ("Behringer Harvard Opportunity OP II"). As of December 31, 2011, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, was the sole general partner of Behringer Harvard Opportunity OP II and owned a 0.1% partnership interest in Behringer Harvard Opportunity OP II. As of December 31, 2011, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of Behringer Harvard Opportunity OP II and owned the remaining 99.9% interest in Behringer Harvard Opportunity OP II.

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

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

1. Business and Organization (Continued)

  Organization

        On February 26, 2007, we filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (the "SEC") to offer up to 125,000,000 shares of common stock for sale to the public (the "Initial Offering"), of which 25,000,000 shares were being offered pursuant to our distribution reinvestment plan (the "DRP"). The SEC declared our Registration Statement effective on January 4, 2008, and we commenced the Initial Offering on January 21, 2008. On July 3, 2011, the Initial Offering terminated in accordance with its terms.

        Prior to termination of the Initial Offering, on September 13, 2010, we filed a second Registration Statement on Form S-11 with the SEC to register a follow-on public offering of up to 75,000,000 shares of our common stock for sale to the public (the "Follow-On Offering" and, together with the Initial Offering, the "Offerings"), of which 25,000,000 shares are being offered pursuant to the DRP. On July 5, 2011, the Follow-On Offering was declared effective by the SEC, and we commenced offering shares under the Follow-On Offering. We terminated the primary portion of the follow-on offering effective March 15, 2012. Effective April 2, 2012, we will discontinue to offer shares of our common stock under the DRP. Through December 31, 2011, we raised gross offering proceeds of approximately $256.4 million from the sale of approximately 25.8 million shares under the Offerings, including shares sold under the DRP.

        In connection with our initial capitalization, on January 19, 2007, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer Harvard Holdings. Behringer Harvard Holdings transferred its shares of convertible stock to the Advisor on April 2, 2010. As of December 31, 2011, we had 25.3 million shares of common stock outstanding, which includes the 22,471 shares issued to Behringer Harvard Holdings. As of December 31, 2011, we had 1,000 shares of convertible stock issued and outstanding to the Advisor.

        We commenced operations on April 1, 2008 upon satisfaction of the conditions of our escrow agreement and our acceptance of initial subscriptions of common stock in the Initial Offering. Upon admission of new stockholders, subscription proceeds for the primary offerings were used for payment of dealer manager fees and selling commissions and may be utilized in the offerings as consideration for investments and the payment or reimbursement of offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments. We are currently using the net proceeds from the Offerings primarily to acquire real estate and real estate-related assets consistent with our opportunistic investment strategy. As of December 31, 2011, we had issued 25.8 million shares of our common stock, including 22,471 shares owned by Behringer Harvard Holdings and 1.9 million shares issued through the DRP. As of December 31, 2011, we had redeemed 0.5 million shares of our common stock.

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

  Real Estate

        Upon the acquisition of real estate properties, we recognize the assets acquired, the liabilities assumed and any noncontrolling interest as of the acquisition date, measured at their fair values. The acquisition date is the date on which we obtain control of the real estate property. The assets acquired and liabilities assumed may consist of land, inclusive of associated rights, buildings, assumed debt, identified intangible assets and liabilities and asset retirement obligations. Identified intangible assets generally consist of above-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships. Identified intangible liabilities generally consist of below-market leases. Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of the identifiable net assets acquired. Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

acquiree is less than the fair value of the identifiable net assets acquired. Acquisition-related costs are expensed in the period incurred. Initial valuations are subject to change until our information is finalized, which is no later than twelve months from the acquisition date.

        The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land and buildings. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management's estimates of the fair value of these assets using discounted cash flow analyses or similar methods believed to be used by market participants. The value of buildings is depreciated over the estimated useful life of 25 years using the straight-line method.

        We determine the fair value of assumed debt by calculating the net present value of the scheduled mortgage payments using interest rates for debt with similar terms and remaining maturities that management believes we could obtain at the date of the debt assumption. Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan using the effective interest method.

        We determine the value of above-market and below-market leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management's estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any below-market fixed rate renewal options that, based on a qualitative assessment of several factors, including the financial condition of the lessee, the business conditions in the industry in which the lessee operates, the economic conditions in the area in which the property is located, and the ability of the lessee to sublease the property during the renewal term, are reasonably assured to be exercised by the lessee for below-market leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the determined lease term.

        The total value of identified real estate intangible assets acquired is further allocated to in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we include such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal fees and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

        We amortize the value of in-place leases, in-place tenant improvements and in-place leasing commissions to expense over the initial term of the respective leases. The tenant relationship values are amortized to expense over the initial term and any anticipated renewal periods, but in no event does

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense.

        Anticipated amortization expense associated with the acquired lease intangibles for each of the following five years ended December 31 is as follows:

Year	Lease Intangibles
2012	$2,970
2013	1,246
2014	721
2015	365
2016	234

        Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

December 31, 2011	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost	$228,999	$88,292	$16,210	$2,232
Less: depreciation and amortization	(10,160)	(1,330)	(7,823)	(961)

Net(1)	$218,839	$86,962	$8,387	$1,271

December 31, 2010	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost	$179,319	$75,187	$15,043	$(3,138)
Less: depreciation and amortization	(4,017)	(155)	(3,905)	1,048

Net	$175,302	$75,032	$11,138	$(2,090)

(1)
Excludes Palms of Monterrey, which was sold on January 5, 2012 (classified as held for sale as of December 31, 2011)

  Real Estate Held for Sale

        We classify properties as held for sale when certain criteria are met, in accordance with GAAP. At that time we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. As of December 31, 2011, our Palms of Monterrey property was classified as held for sale and a sale of the property was completed on January 5, 2012.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

        We believe the carrying value of our operating real estate is currently recoverable. Accordingly, there were no impairment charges for the years ended December 31, 2011, 2010 and 2009. However, if market conditions worsen beyond our current expectations, or if changes in our strategy significantly

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments. Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

  Revenue Recognition

        We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. Straight-line rental revenue of $0.4 million, $0.2 million, and $0.2 million was recognized in rental revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

        Net below market lease amortization of $0.3 million, $0.8 million and $1.1 million was recognized in rental revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

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

  Accounts Receivable

        Accounts receivable primarily consist of receivables from our tenants related to our consolidated properties of $0.4 million and straight-line rental revenue receivables of $0.9 million as of December 31, 2011. As of December 31, 2010, accounts receivable primarily consist of receivables from our tenants related to our consolidated properties of $0.8 million and straight-line rental revenue receivables of $0.4 million

  Prepaid Expenses and Other Assets

        Prepaid expenses and other assets include prepaid directors' and officers' insurance, as well as prepaid insurance of our consolidated properties.

  Furniture, Fixtures, and Equipment

        Furniture, fixtures, and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of five to seven years. Maintenance and repairs are charged to operations as incurred while improvements to such assets are capitalized. Accumulated depreciation associated with our furniture, fixtures, and equipment was $1.2 million and $0.3 million as of December 31, 2011 and 2010, respectively.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Deferred Financing Fees

        Deferred financing fees are recorded at cost and are amortized to interest expense of our notes payable using a straight-line method that approximates the effective interest method over the life of the related debt. Accumulated amortization of deferred financing fees was $1.2 million and $0.4 million for the years ended December 31, 2011 and 2010, respectively.

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

        As of December 31, 2011, we do not have any derivatives designated as net investment hedges or fair value hedges. No derivatives were being used for trading or speculative purposes. See Notes 4 and 12 for further information regarding our derivative financial instruments.

  Organization and Offering Expenses

        We reimburse the Advisor or its affiliates for any organization and offering expenses (other than selling commissions and the dealer manager fee) incurred on our behalf in connection with the primary offering component of the Offerings. In connection with the Initial Offering, we reimbursed the Advisor for $7.5 million of organization and offering expenses (other than selling commissions and the dealer manager fee) that it had incurred on our behalf. On October 9, 2009, the Advisor waived $3.5 million of organization and offering expenses (other than selling commissions and the dealer manager fee) it had incurred on our behalf through December 31, 2008. On July 5, 2011, in connection with the Follow-On Offering, we entered into the Third Amended and Restated Advisory Management Agreement with the Advisor. Pursuant to the Third Amended and Restated Advisory Management Agreement, we will not reimburse the Advisor for any additional organization and offering expenses (other than selling commissions and the dealer manager fee) incurred on our behalf in connection with the primary offering until the completion of our Follow-On Offering.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Upon completion of the Follow-On Offering, the Advisor will reimburse us to the extent that the total amount spent on organization and offering expenses in the Offerings (other than selling commissions and the dealer manager fee) exceeds 1.5% of the gross proceeds raised in the primary component of the Offerings; however, if we have reimbursed the Advisor less than 1.5% of the gross proceeds raised in the primary component of the Offerings, we will reimburse the Advisor for any additional organization and offering expenses it incurs up to the 1.5% limit. We have limited the amount of organization and offering reimbursement accruals to amounts we currently expect to have to dispense. Based on our current review of projected gross proceeds from our Offerings, we have booked a receivable from the Advisor for approximately $3.9 million of organization and offering expenses that were previously reimbursed to the Advisor. The receivable of $3.9 million is presented net of other payables of $0.4 million to the Advisor on our consolidated balance sheet. We expect to receive payment from the Advisor for this receivable during the first quarter of 2013.

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

        Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of depreciation, rental revenue, compensation expense, impairment losses and gain from sales of property. As a result of these differences, the tax basis of our

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

fixed assets exceeds the book value by $1.5 million at December 31, 2011 and the book value of our fixed assets exceeds the tax basis by $3.8 million at December 31, 2010.

  Foreign Currency Translation

        For our international investment where the functional currency is other than the US dollar, assets and liabilities are translated using period-end exchange rates, while the statement of operations amounts are translated using the average exchange rates for the respective period. Differences arising from the translation of assets and liabilities in comparison with the translation of the previous periods or from initial recognition during the period are included as a separate component of accumulated other comprehensive income (loss) ("AOCI").

        The Euro is the functional currency for the operations of Holstenplatz. We also maintain a Euro-denominated bank account that is translated into U.S. dollars at the current exchange rate at each reporting period. The resulting translation adjustments are recorded as a separate component of AOCI in our consolidated statement of equity. As of December 31, 2011 and 2010, the cumulative foreign currency translation adjustment was a loss of less than $0.1 million and a gain of $0.3 million, respectively. There was no cumulative foreign currency translation adjustment for the year ended December 31, 2009, as we acquired Holstenplatz on June 30, 2010.

  Accumulated Other Comprehensive Income (Loss)

        AOCI, which is reported in the accompanying consolidated statement of equity, consists of gains and losses affecting equity that are excluded from net income (loss) under GAAP. The components of AOCI consist of cumulative foreign currency translation gains and losses and the unrealized gain on derivative instruments.

  Stock-Based Compensation

        We have adopted a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates. We have not issued any stock-based awards under the plan as of December 31, 2011.

  Concentration of Credit Risk

        At December 31, 2011 and 2010, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

  Noncontrolling Interest

        Noncontrolling interest represents the noncontrolling ownership interest's proportionate share of the equity in our consolidated real estate investments. Income and losses are allocated to noncontrolling interest holders based on their ownership percentage.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Earnings per Share

        Net income (loss) per share is calculated based on the weighted average number of common shares outstanding during each period. The weighted average shares outstanding used to calculate both basic and diluted income (loss) per share were the same for the years ended December 31, 2011, 2010 and 2009, as there were no potentially dilutive securities outstanding.

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

3. New Accounting Pronouncements

        In April 2011, the Financial Accounting Standards Board (the "FASB") issued further clarification on when a loan modification or restructuring is considered a troubled debt restructuring. In determining whether a loan modification represents a troubled debt restructuring, an entity should consider whether the debtor is experiencing financial difficulty and the lender has granted a concession to the borrower. This guidance is to be applied retrospectively, with early application permitted. This guidance was effective for the first interim or annual period beginning on or after June 15, 2011. The adoption of this guidance did not have a material impact on our financial statements or disclosures.

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

        In June 2011, the FASB issued updated guidance related to comprehensive income. The guidance requires registrants to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The early adoption of this guidance had no material impact on our results of operations or disclosure.

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

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Assets and Liabilities Measured at Fair Value (Continued)

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

        We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

        The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of December 31, 2011 and 2010.

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$19	$—	$19

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$372	$—	$372

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

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

        As of December 31, 2011 and 2010, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities and the carrying value of real estate loans receivable reasonably approximated fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

        The notes payable totaling $239.8 million and $175.4 million as of December 31, 2011 and 2010, respectively, have a fair value of approximately $242.2 million and $178.5 million, respectively, based upon interest rates for debt with similar terms and remaining maturities that management believes we could obtain.

6. Real Estate and Real Estate-Related Investments

        As of December 31, 2011, we consolidated eleven real estate assets (including the Palms of Monterrey classified as held for sale on our consolidated balance sheet). The following table presents certain information about our consolidated investments as of December 31, 2011:

Property Name	Location	Date Acquired	Ownership Interest
1875 Lawrence	Denver, CO	October 28, 2008	100%
Palms of Monterrey(1)	Fort Myers, FL	May 10, 2010	90%
Holstenplatz	Hamburg, Germany	June 30, 2010	100%
Parrot's Landing	North Lauderdale, Florida	September 17, 2010	90%
Florida MOB Portfolio(2)	South Florida	October 8, 2010/October 20, 2010(2)	90%	(3)
Courtyard Kauai Coconut Beach Hotel	Kauai, Hawaii	October 20, 2010	80%
Interchange Business Center	San Bernardino, California	November 23, 2010	80%
River Club and the Townhomes at River Club (formerly referred to as the UGA Portfolio)	Athens, Georiga	April 25, 2011	85%
Babcock Self Storage	San Antonio, Texas	August 30, 2011	85%
Lakes of Margate	Margate, Florida	October 19, 2011	92.5%
Arbors Harbor Town	Memphis, Tennessee	December 20, 2011	94%

(1)
On January 5, 2012, Palms of Monterrey was sold to an unaffiliated third party. The proceeds of the sale were paid to the lender in full satisfaction of the outstanding debt.

(2)
We acquired a portfolio of eight medical office buildings, known as the Original Florida MOB Portfolio on October 8, 2010. We acquired a medical office building known as Gardens Medical Pavilion on October 20, 2010. Collectively, the Original Florida MOB Portfolio and Gardens Medical Pavilion are referred to as the Florida MOB Portfolio.

(3)
The Florida MOB Portfolio consists of nine Medical Office Buildings. We own 90% of each of eight of the buildings. We own 90% of a 90% JV interest in the ninth building, Gardens Medical Pavilion.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Real Estate and Real Estate-Related Investments (Continued)

Real Estate Asset Acquisitions

        During the year ending December 31, 2011, we acquired in separate transactions four acquisitions, an 85% interest in River Club and the Townhomes at River Club, an 85% interest in Babcock Self Storage, a 92.5% interest in the Lakes of Margate and a 94% interest in Arbors Harbor Town for an aggregate purchase price, excluding closing costs, of approximately $92.1 million including loan payables of approximately $68.9 million.

        The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date :

Total Acquisitions
Buildings	$65,016
Land	16,095
Land improvements	5,891
Lease intangibles, net	2,174
Furniture, fixtures and equipment	2,056
Signage, landscaping and misc. site improvements	888
Acquired below-market leases, net	(20)

Total identifiable net assets	$92,100

        The following table summarizes the amounts recognized for revenues, acquisition expenses and net loss from the acquisition dates to December 31, 2011 (in millions):

	Arbors Harbor Town	Lakes of Margate	Babcock Self Storage	River Club and the Townhomes at River Club
Revenues	$0.1	$0.7	$0.2	$3.3
Acquisition expenses	$1.3	$1.0	$0.2	$1.1
Net loss	$0.6	$0.8	$0.2	$1.4

        The following unaudited pro forma summary presents consolidated information for the four acquisitions as if the business combinations had occurred on January 1, 2010:

	Pro Forma for the Twelve Months Ended December 31,
	2011	2010
Revenue	$48,621	$28,544
Depreciation and amortization	$(4,166)	$(4,760)
Net loss	$(7,691)	$(14,426)
Net loss per share	$(0.32)	$(0.75)

        These pro forma amounts have been calculated after applying our accounting policies and adjusting the results to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to the tangible and intangible assets had been applied from January 1, 2010.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Real Estate and Real Estate-Related Investments (Continued)

  Arbors Harbor Town

        On December 20, 2011, we acquired, through a joint venture, a 345-unit garden style multifamily community located in Memphis, Tennessee for $31.5 million from an unaffiliated third party. Our ownership interest in the joint venture is 94%. In connection with the purchase, the joint venture entered into a mortgage loan agreement with an unaffiliated third party secured by the assets of Arbors Harbor Town for $26 million. The loan bears interest at a fixed annual rate of 3.985%, and requires monthly interest payments during the first 24 months and both a monthly principal and interest payment thereafter, with any unpaid principal and interest due on the maturity date of January 1, 2019.

  Lakes of Margate

        On October 19, 2011, we acquired, through a joint venture, a 280-unit garden style multifamily community located in Margate, Florida for $24.4 million, excluding closing costs, from an unaffiliated third party. Our ownership interest in the joint venture is 92.5%. In connection with the purchase, the joint venture entered into an assumption of two Freddie Mac-financed mortgage loans for $12.4 million and $3 million from an unaffiliated lender secured by first and second mortgage liens on the assets of the Lakes of Margate. The loans bear interest at fixed annual rates of 5.49% and 5.92%, respectively, and require monthly principal and interest payments, with any unpaid principal and interest due on the maturity dates of January 1, 2020.

  Babcock Self Storage

        On August 30, 2011, we acquired, through a joint venture, a 537-unit self storage facility located in San Antonio, Texas for approximately $3.5 million, excluding closing costs, from an unaffiliated third party. Our ownership interest in the joint venture is 85%. In connection with the purchase, the joint venture entered into an acquisition loan from an unaffiliated lender secured by the self storage facility for $2.3 million. The loan bears interest at 5.8% per annum and requires monthly payments of principal and interest. The loan matures on August 30, 2018.

  River Club and the Townhomes at River Club (formerly referred to as the UGA Portfolio)

        On April 25, 2011, we acquired, through a joint venture, a 1,128-bed student housing portfolio located near the University of Georgia campus in Athens, Georgia for approximately $32.8 million, excluding closing costs, from an unaffiliated third party. Our ownership interest in the joint venture is 85%. In connection with the purchase, the joint venture entered into two mortgage loan agreements with an unaffiliated third party secured by the student housing portfolio for $17.7 million and $7.5 million. The loans bear interest at 5.26% per annum and require monthly interest-only payments through May 2013, followed by monthly principal and interest payments. The loans mature on May 1, 2018 and may be prepaid in whole, but not in part, subject to a prepayment premium if repayment is made prior to November 2017.

        We are in the process of finalizing our acquisition allocations, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Real Estate and Real Estate-Related Investments (Continued)

Real Estate Asset Dispositions

        On December 22, 2011, we sold Archibald Business Center for a contract sales price of $15 million to an unrelated third party. A portion of the proceeds from the sale were used to fully satisfy the outstanding indebtedness on the property of $6.3 million. We recognized a gain from the sale of Archibald Business Center of $5.7 million which is included in discontinued operations. On September 22, 2011, Inland Empire Distribution Center, in which we held an unconsolidated 16% interest, was sold to an unrelated third party, resulting in sales proceeds to us of approximately $7.1 million.

7. Investment in Unconsolidated Joint Venture

        On September 22, 2011, Inland Empire Distribution Center, in which we held an unconsolidated 16% interest, was sold to an unrelated third party, resulting in sales proceeds to us of approximately $7.1 million. As of December 31, 2011, we had no investments in unconsolidated joint ventures. The following table presents certain information about our unconsolidated investment as of December 31, 2011 and 2010.

		Carrying Value of Investment
Property Name	Ownership Interest	December 31, 2011	December 31, 2010
Inland Empire Distribution Center	16.00%	$—	$4,428

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

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Variable Interest Entities (Continued)

        At December 31, 2011 we had no interest in VIEs or associated exposure to loss. Our recorded investment in VIEs as of December 31, 2010 that were unconsolidated and our maximum exposure to loss were as follows:

As of December 31, 2010	Investments in Unconsolidated VIEs	Our Maximum Exposure to Loss
PAL Loan(1)	$—	$25,000

(1)
We had no equity interest in the PAL Loan VIE. Our maximum exposure to loss consisted of the $25 million loan commitment of second lien financing.

9. Real Estate Loans Receivable

        We had no investments in real estate loans receivable as of December 31, 2011. As of December 31, 2010, we had an investment in one real estate loan receivable, the PAL Loan, as described above.

Loan Name	Date Acquired	Property Type	Book Value as of 12/31/2011	Book Value as of 12/31/2010	Annual Effective Interest Rate	Maturity Date
PAL Loan	8/14/2009	Hospitality/Redevelopment	$—	$25,202	18%	9/1/2016

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

        During the year ended December 31, 2011, we earned $2.9 million in interest income from the PAL Loan. During the year ended December 31, 2010, we earned $5 million in interest income from our two real estate loans receivable.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Notes Payable

        The following table sets forth information on our notes payable as of December 31, 2011 and 2010.

Description	2011	2010	Rate		Date
1875 Lawrence	$21,016	$19,363	30-day LIBOR + 2.5%	(1)(2)	12/31/12
Archibald Business Center	—	6,100	10%		11/01/13
Interchange Business Center	19,619	18,120	30-day LIBOR + 5%	(1)(3)	12/01/13
Holstenplatz	10,084	10,445	3.887%		04/30/15
Courtyard Kauai at Coconut Beach Hotel	38,000	38,000	30-day LIBOR + .95%	(1)	11/09/15
Florida MOB Portfolio—Palmetto Building	6,222	6,350	4.55%		01/01/16
Florida MOB Portfolio—Victor Farris Building	12,542	12,800	4.55%		01/01/16
Palms of Monterrey	19,700	19,700	30-day LIBOR + 3.35%	(1)(4)	07/01/17
Parrot's Landing	29,013	29,500	4.23%		10/01/17
Florida MOB Portfolio—Gardens Medical Pavilion	14,713	15,000	4.9%		01/01/18
River Club and the Townhomes at River Club (formerly referred to as the UGA Portfolio)	25,200	—	5.26%		05/01/18
Babcock Self Storage	2,265	—	5.80%		08/30/18
Lakes of Margate	15,383	—	5.49% and 5.92%		01/01/20
Arbors Harbor Town	26,000	—	3.985%		01/01/19

	$239,757	$175,378

(1)
30-day LIBOR was 0.3% at December 31, 2011.

(2)
The loan has a minimum interest rate of 6.25%.

(3)
The 30-day LIBOR rate is set at a minimum value of 2.5%.

(4)
The loan has a maximum interest rate of 7%.

        At December 31, 2011, our notes payable balance was $239.8 million and consisted of the notes payable related to our consolidated properties. We have unconditionally guaranteed payment of the note payable related to 1875 Lawrence for an amount not to exceed the lesser of (i) $11.75 million and (ii) 50% of the total amount advanced under the loan agreement if the aggregate amount advanced is less than $23.5 million. We have guaranteed payment of certain recourse liabilities with respect to certain nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the notes payable related to the Palms of Monterrey and the Courtyard Kauai at Coconut Beach Hotel. On January 5, 2012, the Palms of Monterrey was sold to an unaffiliated third party. Proceeds from the sale of the assets were used to fully satisfy the existing indebtedness of $19.7 million associated with the property.

        We are subject to customary affirmative, negative, and financial covenants, representations, warranties and            borrowing conditions, all as set forth in the loan agreements. As of December 31, 2011, we believe we were in compliance with the covenants under our loan agreements. We will not be in compliance with a certain covenant under the Interchange Business Center loan at April 1, 2012 and as a result, we may be required to make an immediately due principal payment of up to $2.7 million.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Notes Payable (Continued)

        The following table summarizes our contractual obligations for principal payments as of December 31, 2011:

Year	Amount Due
2012	$23,128
2013	22,210
2014	3,226
2015	50,602
2016	19,692
Thereafter	120,899

$239,757

11. Leasing Activity

        Future minimum base rental payments due to us under non-cancelable leases in effect as of December 31, 2011 for our consolidated properties are as follows:

2012	$14,932
2013	12,075
2014	8,850
2015	6,746
2016	4,343
Thereafter	6,564

Total	$53,510

        The schedule above does not include rental payments due to us from our multifamily properties, as leases associated with these properties typically are for periods of one year or less. As of December 31, 2011, none of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.

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

        Derivative instruments classified as assets were reported at their combined fair values of less than $0.1 million and $0.4 million in prepaid expenses and other assets at December 31, 2011 and 2010, respectively. During the year ended December 31, 2011 and 2010, we recorded an unrealized loss of $0.3 million and gain of $0.1 million to AOCI in our consolidated statement of equity to adjust the

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Derivative Instruments and Hedging Activities (Continued)

carrying amount of the interest rate caps qualifying as hedges at December 31, 2011 and 2010, respectively.

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

        The table below presents the fair value of our derivative financial instruments, as well as their classification on the consolidated balance sheets as of December 31, 2011 and 2010, respectively.

		Asset Derivatives
	Balance Sheet Location
Derivatives designated as hedging instruments:		2011	2010
Interest rate derivative contracts	Prepaid expenses and other assets	$19	$372

        The table below presents the effect of our derivative financial instruments on the consolidated statements of operations for the periods ended December 31, 2011 and 2010.

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Year Ended December 31, 2011	Year Ended December 31, 2010
Interest rate derivative contracts	$(341)	$130

13. Commitments and Contingencies

        Our operating leases consist of ground leases on each of eight buildings acquired in connection with the purchase of the Original Florida MOB Portfolio. Each ground lease is for a term of 50 years, with a 25-year extension option. The annual payment for each ground lease increases by 10% every five years. For the year ended December 31, 2011 and 2010, we incurred $0.3 million and $0.1 million,

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingencies (Continued)

respectively, in lease expense related to our ground leases. Future minimum lease payments for all operating leases from December 31, 2011 are as follows:

2012	$293
2013	293
2014	293
2015	301
2016	301
Therafter	21,528

Total	$23,009

14. Stockholders' Equity

  Capitalization

        As of December 31, 2011, our authorized capital was 350,000,000 shares of common stock, 50,000,000 shares of preferred stock and 1,000 shares of convertible stock. All shares of such stock have a par value of $.0001 per share.

        As of December 31, 2011, we had 25.3 million shares of common stock outstanding, which includes the 22,471 shares issued to Behringer Harvard Holdings. As of December 31, 2011, we had 1,000 shares of convertible stock issued and outstanding to the Advisor. As of December 31, 2011, we had issued 25.8 million shares of our common stock, issued 1.9 million shares through the DRP and redeemed 0.5 million shares of our common stock.

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

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Stockholders' Equity (Continued)

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

        The terms on which we redeem shares may differ between redemptions upon a stockholder's death, "qualifying disability" (as defined in the share redemption program) or confinement to a long-term care facility (collectively, "Exceptional Redemptions") and all other redemptions ("Ordinary Redemptions"). Under our share redemption program as currently in effect, the purchase price for shares redeemed under the redemption program is set forth below.

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

        On March 20, 2012 our board of directors adopted the Second Amended and Restated Share Redemption Program (the "Amended SRP"), effective April 1, 2012. The Amended SRP changes the prices at which we will redeem shares under the program and clarifies the manner in which pricing under our share redemption program will be adjusted in the event that our board of directors makes special distributions that it designates to cause such adjustment. In addition, the Amended SRP revises the funding limitation for shares redeemed pursuant to the plan. In all other material respects, the terms of our share redemption program remain unchanged. The purchase price for shares redeemed under the redemption program as amended is set forth below.

        In the case of Ordinary Redemptions, prior to the first valuation conducted by our Board of Directors (our "Board") or a committee thereof (the "Initial Board Valuation")in accordance with our

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Stockholders' Equity (Continued)

valuation policy, as such valuation policy is amended from time to time (the "Valuation Policy"), the purchase price per Share for the redeemed Shares will equal 80% of the difference of (a) the average price per Share the original purchaser or purchasers of Shares paid to us for all of his or her Shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) (the "Original Share Price") less (b) the aggregate of any special distributions so designated by the Board (the "Special Distributions"), distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed Shares. On or after the Initial Board Valuation, the purchase price per Share for the redeemed Shares will equal the lesser of 80% of:

  •
  the current estimated value per share (the "Valuation") as determined in accordance with the Valuation Policy; and

  •
  the Original Share Price less any Special Distributions distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed Shares.

        In the case of Exceptional Redemptions, prior to the Initial Board Valuation, the purchase price per Share for the redeemed Shares will equal 90% of the difference of (a) the Original Share Price less (b) the Special Distributions distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed Shares. On or after the Initial Board Valuation, the purchase price per Share for the redeemed Shares will equal the lesser of 90% of:

  •
  the Valuation; and

  •
  the Original Share Price less any Special Distributions distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed Shares.

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

        Any shares approved for redemption will be redeemed on a periodic basis as determined from time to time by our board of directors, and no less frequently than annually. We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. Through March 31, 2012, the cash available for redemption on any particular date was generally limited to the proceeds from our DRP during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period, plus, if we had positive operating cash flow during such preceding four fiscal quarters, 1% of all operating cash flow during such preceding four fiscal quarters. Our board of directors determined to suspend until further notice accepting Ordinary Redemptions effective April 1, 2012. For periods beginning on or after April 1, 2012, the cash available for redemption in any quarterly period will generally be limited to no more than $250,000, and in no event more than $1,000,000 in any twelve-month period. The redemption limitations apply to all redemptions, whether Ordinary or Exceptional Redemptions.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Stockholders' Equity (Continued)

  Distributions

        Distributions are authorized at the discretion of our board of directors based on its analysis of our performance over the previous period and expectations of performance for future periods. These analyses may include actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, general financial and market conditions and other factors that our board deems relevant. The board's decision will be influenced, in substantial part, by its obligation to ensure that we maintain our status as a REIT. In light of the continued uncertainty in the global financial and real estate markets, we cannot provide assurance that we will be able to achieve expected cash flows necessary to pay distributions at any particular level, or at all. On March 20, 2012, our board of directors declared a special distribution of $0.50 per share of common stock payable to our stockholders of record as of April 3, 2012 and determined to cease regular, monthly distributions in favor of payment of periodic distributions from excess proceeds from asset dispositions or from other sources as necessary to maintain our REIT tax status.

        Until proceeds from the Offerings are fully invested and generating sufficient operating cash flow to fully fund the payment of distributions to our stockholders, we have paid and will continue to pay some or all of our distributions from sources other than operating cash flow. We have, for example, generated cash to pay distributions from financing activities, components of which may include proceeds from the Offerings and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow. We have also utilized cash from refinancing and dispositions, the components of which may represent a return of capital and/or the gains on sale. In addition, from time to time, our Advisor may agree to waive or defer all or a portion of the acquisition, asset management or other fees or incentives due to it, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash that we have available to pay distributions to our stockholders.

        Cash flow provided by operations for the year ended December 31, 2011, which includes a portion of the distribution of proceeds related to the sale of Inland Empire Distribution Center, covered a portion of the payment of our cash distributions to stockholders for the period. For the year ended December 31, 2010, both cash distributions and the operating shortfalls were funded from financing activities including proceeds from the Initial Offering and borrowings. Future distributions declared and paid may exceed cash flow from operating activities until such time as we invest in additional real estate or real estate-related assets at favorable yields and our investments reach stabilization.

        Distributions paid to stockholders are funded through various sources, including cash flow from operating activities, proceeds raised as part of our Offerings, reinvestment through our DRP and

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Stockholders' Equity (Continued)

additional borrowings. The following summarizes certain information related to the sources of recent distributions:

	For the Year Ended December 31,
	2011	2010	2009
Total Distributions Paid	$11,893	$9,283	$4,182
Principal Sources of Funding:
Distribution Reinvestment Plan	$7,948	$6,436	$3,068
Cash flow provided by (used in) operating activities	$2,905	$(8,237)	$315
Cash available at the beginning of the period(1)	$49,375	$67,509	$47,375

(1)
Represents the cash available at the beginning of the reporting period primarily attributable to excess funds raised from the issuance of common stock and borrowings, after the impact of historical operating activities, other investing and financing activities.

        Distributions by quarter for the years ended December 31, 2011 and 2010 were as follows ($ in thousands, except per share amounts):

	Distributions Paid			Cash Flow Provided by (Used In) Operations
					Total Distributions Declared	Declared Distribution Per Share
2011	Cash	Reinvested	Total
4th Quarter	$1,046	$2,036	3,082	$(1,806)	$3,142	$0.126
3rd Quarter	1,026	2,049	3,075	5,716	3,090	0.126
2nd Quarter	972	1,991	2,963	(593)	2,976	0.125
1st Quarter	901	1,872	2,773	(412)	2,815	0.123

Total	$3,945	$7,948	$11,893	$2,905	$12,023	$0.500

	Distributions Paid			Cash Flow Provided by (Used In) Operations
					Total Distributions Declared	Declared Distribution Per Share
2010	Cash	Reinvested	Total
4th Quarter	$845	$1,814	$2,659	$(6,344)	$2,740	$0.126
3rd Quarter	794	1,736	2,530	(1,130)	2,587	0.126
2nd Quarter	677	1,553	2,230	(1,933)	2,323	0.125
1st Quarter	531	1,333	1,864	1,170	1,967	0.123

Total	$2,847	$6,436	$9,283	$(8,237)	$9,617	$0.500

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

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Related Party Transactions (Continued)

        On July 5, 2011, we entered into a Dealer Manager Agreement with Behringer Securities LP ("Behringer Securities") pursuant to which Behringer Securities acted as our dealer manager in connection with the Follow-On Offering, which terminated as to the primary portion on March 15, 2012. The terms of the Dealer Manager Agreement were the same in all material respects as the terms of the agreement entered with Behringer Securities dated January 4, 2008 pursuant to which Behringer Securities acted as the dealer manager for the Initial Offering.

        Behringer Securities receives commissions of up to 7% of gross offering proceeds. Behringer Securities reallowed 100% of selling commissions earned to participating broker-dealers. In addition, we paid Behringer Securities a dealer manager fee of up to 2.5% of gross offering proceeds. Pursuant to separately negotiated agreements, Behringer Securities may reallow a portion of its dealer manager fee in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in the Offering; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts and no more than 0.5% of gross offering proceeds for out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties. Further, in special cases pursuant to separately negotiated agreements and subject to applicable limitations imposed by the Financial Industry Regulatory Authority, Behringer Securities may use a portion of its dealer manager fee to reimburse certain broker-dealers participating in the Offering for technology costs and expenses associated with the Offering and costs and expenses associated with the facilitation of the marketing and ownership of our shares by such broker-dealers' customers. No selling commissions, dealer manager fees or organization and offering expenses are paid for sales under the DRP. For the year ended December 31, 2011, Behringer Securities earned selling commissions and dealer manager fees of $1.6 million and $0.6 million, respectively, which were recorded as a reduction to additional paid-in capital. For the year ended December 31, 2010, Behringer Securities earned selling commissions and dealer manager fees of $5 million and $1.8 million, respectively, which were recorded as a reduction to additional paid-in capital.

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

        In connection with the Initial Offering, we reimbursed the Advisor for $7.5 million of organization and offering expenses (other than selling commissions and dealer manager fees) that it had incurred on our behalf since January 1, 2009. On October 9, 2009, the Advisor waived the reimbursement of $3.5 million of organization and offering expenses (other than selling commissions and the dealer manager fee) the Advisor incurred on our behalf through December 31, 2008. The Advisor wrote off the $3.5 million of organization and offering expenses in the fourth quarter of 2009, which reduced the outstanding balance payable to affiliates and increased our additional paid-in capital. On July 5, 2011, in connection with the Follow-On Offering, we entered into the Third Amended and Restated Advisory Management Agreement with the Advisor. Pursuant to the Third Amended and Restated Advisory

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Related Party Transactions (Continued)

Management Agreement, we will not reimburse the Advisor for any additional organization and offering expenses (other than selling commissions and the dealer manager fee) incurred on our behalf until the completion of our Follow-On Offering.

        Upon completion of the Follow-On Offering, the Advisor will reimburse us to the extent that the total amount spent on organization and offering expenses (other than selling commissions and the dealer manager fee) in the Offerings exceeds 1.5% of the gross proceeds raised in the primary component of the Offerings; however, if we have not reimbursed the Advisor in excess of 1.5% of the gross proceeds raised in the Offerings, we will reimburse the Advisor for any additional organization and offering expenses it incurs up to the 1.5% limit. We have limited the amount of organization and offering expense reimbursement accruals to amounts we currently expect to have to dispense. Based on our current review of projected gross proceeds from our Offerings, we have booked a receivable from the Advisor for approximately $3.9 million of organization and offering expenses that were previously reimbursed to the Advisor. We expect to receive payment from the Advisor for this receivable during the first quarter of 2013.

        Since our inception through December 31, 2011, approximately $15.9 million of organization and offering expenses was incurred by the Advisor or its affiliates on our behalf. Of this amount, $3.5 million was written off and $7.5 million has been reimbursed by us. As of December 31, 2011, we had no amounts payable to the Advisor for organization and offering expenses.

        The Advisor or its affiliates will also receive acquisition and advisory fees of 2.5% of the amount paid and/or in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets. The Advisor and its affiliates will also receive acquisition and advisory fees of 2.5% of the funds advanced in respect of a loan or other investment. For the years ended December 31, 2011, 2010 and 2009, we incurred $2.3 million, $4.7 million, and $0.9 million of acquisition and advisory fees, respectively.

        The Advisor or its affiliates also receive an acquisition expense reimbursement in the amount of 0.25% of (i) the funds paid for purchasing an asset, including any debt attributable to the asset, (ii) the funds budgeted for development, construction, or improvement in the case of assets that we acquire and intend to develop, construct, or improve and (iii) the funds advanced in respect of a loan or other investment. In addition, to the extent the Advisor or its affiliates directly provide services formerly provided or usually provided by third parties, including, without limitation, accounting services related to the preparation of audits required by the SEC, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a completed investment, the direct employee costs and burden to the Advisor of providing these services will be acquisition expenses for which we will reimburse the Advisor. We also pay third parties, or reimburse the Advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder's fees, title insurance, premium expenses, and other closing costs. In addition, acquisition expenses for which we will reimburse the Advisor, include any payments made to (i) a prospective seller of an asset, (ii) an agent of a prospective seller of an asset, or (iii) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset. Except as described above with respect to services customarily or previously provided by third parties, the Advisor

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Related Party Transactions (Continued)

is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent that they are dedicated to making investments for us, such as wages and benefits of the investment personnel. The Advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the Advisor or its affiliates incur that are due to third parties or related to the additional services provided by the Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. For the years ended December 31, 2011, 2010 and 2009, we incurred $0.2 million, $0.5 million, and $0.1 million, respectively, of acquisition expense reimbursements.

        We pay the Advisor or its affiliates a debt financing fee of 1% of the amount available under any loan or line of credit made available to us. It is anticipated that the Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. We incurred debt financing fees of $0.6 million and $1.4 million for the years ended December 31, 2011 and 2010, respectively. We did not incur any debt financing fees for the year ended December 31, 2009.

        We pay the Advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties. We incurred no such fees for the years ended December 31, 2011, 2010 or 2009.

        We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity II Management Services, LLC ("BHO II Management"), or its affiliates, fees for the management, leasing, and construction supervision of our properties. Property management fees are 4.5% of the gross revenues of the properties managed by BHO II Management or its affiliates plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property. In the event that we contract directly with a third-party property manager in respect of a property, BHO II Management or its affiliates receives an oversight fee equal to 0.5% of the gross revenues of the property managed. In no event will BHO II Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property. In the event we own a property through a joint venture that does not pay BHO II Management directly for its services, we will pay BHO II Management a management fee or oversight fee, as applicable, based only on our economic interest in the property. We incurred and expensed property management fees or oversight fees to BHO II Management of approximately $0.3 million for the year ended December 31, 2011 and approximately $0.1 million for each of the years ended December 31, 2010 and 2009.

        We pay the Advisor or its affiliates a monthly asset management fee of one-twelfth of 1.0% of the sum of the higher of the cost or value of each asset. For the years ended December 31, 2011, 2010 and 2009, we expensed $2.9 million, $1.3 million, and $0.5 million, respectively, of asset management fees.

        We reimburse the Advisor or its affiliates for all expenses paid or incurred by the Advisor in connection with the services provided to us, subject to the limitation that we will not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2% of our average invested assets, or (B) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Related Party Transactions (Continued)

assets for that period. Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the years ended December 31, 2011, 2010 and 2009, we incurred and expensed such costs for administrative services totaling $1.1 million, $0.9 million, and $0.5 million, respectively.

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

16. Supplemental Cash Flow Information

        Supplemental cash flow information is summarized below for the years ended December 31, 2011, 2010 and 2009.

	Twelve Months ended December 31,
	2011	2010	2009
Interest paid	$9,175	$2,200	$1,076
Non-cash investing activities:
Conversion of loan to equity investment	$—	$27,091	$—
Capital expenditures for real estate in
accounts payable	$2,083	$—	$—
Capital expenditures for real estate in accrued liabilities	$124	$234	$—
Receivable from sale of property in unconsolidated joint venture	$109	$52	$—
Non-cash financing activities:
Common stock issued in distribution reinavestment plan	$7,948	$6,436	$3,068
Accrued dividends payable	$1,069	$940	$607
Offering costs payable to related parties	$—	$18	$425
Offering costs receivable from related parties	$3,841	$—	$—
Mortgage note assumed in purchase of real estate	$15,401	$38,000	$—

17. Discontinued Operations and Real Estate Held for Sale

        On December 22, 2011, we sold Archibald Business Center for a contract price of $15 million. The results of operations for Archibald Business Center and the Palms of Monterrey which was sold on January 5, 2012 (classified as held for sale on our consolidated balance sheet at December 31, 2011) have been classified as discontinued operations in the accompanying consolidated statements of

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

17. Discontinued Operations and Real Estate Held for Sale (Continued)

operations. Both properties were acquired in 2010, therefore there are no discontinued operations for 2009.

	Years ended December 31,
	2011	2010
Rental revenue	$5,591	$3,067
Expenses
Property operating expenses	1,792	1,494
Interest expense	1,609	556
Real estate taxes	340	217
Property management fees	134	74
Asset management fees	19	20
Acquisition expense	—	311
Depreciation and amortization	1,839	2,028

Total expenses	5,733	4,700
Bargain purchase gain	—	5,492
Loss on early extinguishment of debt(1)	(1,005)	—
Gain on sale of real estate property	5,674	—

Income from discontinued operations	$4,527	$3,859

(1)
Loss on early extinguishment of debt for the year ended December 31, 2011 was approximately $1 million and was comprised of the write-off of deferred financing fees and early termination fee.

        The major classes of assets and liabilities associated with real estate held for sale are as follows (in thousands):

Year ended December 31, 2011
Land and improvements, net	$6,316
Building and improvements, net	22,294
Furniture, fixtures and equipment, net	810

Assets associated with real estate held for sale	$29,420

Obligations associated with real estate held for sale	$37

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

18. Quarterly Results (Unaudited)

        Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2011 and 2010.

	2011 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$9,245	$10,115	$11,260	$9,394
Income (loss) from continuing operations	$(3,407)	$(3,789)	$297	$(6,261)
Income (loss) from discontinued operations	(29)	52	(17)	4,521
Add: Net (income)/loss attributable to the noncontrolling interest	469	466	416	(469)

Net income (loss) attributable to common shareholders	$(2,967)	$(3,271)	$696	$(2,209)
Basic and diluted weighted average shares outstanding	22,824	23,868	24,508	24,928
Basic and diluted income (loss) per share	$(0.13)	$(0.14)	$0.03	$(0.09)

	2010 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$2,688	$2,489	$3,049	$7,955
Income (loss) from continuing operations	$759	$(907)	$(2,612)	$(9,281)
Income (loss) from discontinued operations	—	5,096	(917)	(320)
Add: Net (income)/loss attributable to the noncontrolling interest	(72)	(547)	231	1,143

Net income (loss) attributable to common shareholders	$687	$3,642	$(3,298)	$(8,458)
Basic and diluted weighted average shares outstanding	15,937	18,612	20,509	21,727
Basic and diluted income (loss) per share	$0.04	$0.20	$(0.16)	$(0.39)

19. Subsequent Event

        On January 5, 2012, we sold the Palms of Monterrey for a contract sales price of $39.3 million, excluding transaction costs. A portion of the proceeds from the sale were used to fully satisfy the existing indebtedness of $19.7 million associated with the property. The Palms of Monterrey is classified as held for sale on our consolidated balance sheet as of December 31, 2011 and is also considered a discontinued operation.

        On March 20, 2012, our board of directors declared a special distribution of $0.50 per share of common stock payable to our stockholders of record as of April 3, 2012 and determined to cease regular, monthly distributions in favor of payment of periodic distributions from excess proceeds from asset dispositions or from other sources as necessary to maintain our REIT tax status.

        On March 20, 2012 our board of directors adopted the Second Amended and Restated Share Redemption Program (the "Amended SRP"), effective April 1, 2012. The Amended SRP changes the prices at which we will redeem shares under the program and clarifies the manner in which pricing under our share redemption program will be adjusted in the event that our board of directors makes special distributions that it designates to cause such adjustment. In addition, the Amended SRP revises the funding limitation for shares redeemed pursuant to the plan. In all other material respects, the

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

19. Subsequent Event (Continued)

terms of our share redemption program remain unchanged. The purchase price for shares redeemed under the redemption program as amended is set forth below.

        In the case of Ordinary Redemptions, prior to the first valuation conducted by our Board of Directors (our "Board") or a committee thereof (the "Initial Board Valuation")in accordance with our valuation policy, as such valuation policy is amended from time to time (the "Valuation Policy"), the purchase price per Share for the redeemed Shares will equal 80% of the difference of (a) the average price per Share the original purchaser or purchasers of Shares paid to us for all of his or her Shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) (the "Original Share Price") less (b) the aggregate of any special distributions so designated by the Board (the "Special Distributions"), distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed Shares. On or after the Initial Board Valuation, the purchase price per Share for the redeemed Shares will equal the lesser of 80% of:

  •
  the current estimated value per share (the "Valuation") as determined in accordance with the Valuation Policy; and

  •
  the Original Share Price less any Special Distributions distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed Shares.

        In the case of Exceptional Redemptions, prior to the Initial Board Valuation, the purchase price per Share for the redeemed Shares will equal 90% of the difference of (a) the Original Share Price less (b) the Special Distributions distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed Shares. On or after the Initial Board Valuation, the purchase price per Share for the redeemed Shares will equal the lesser of 90% of:

  •
  the Valuation; and

  •
  the Original Share Price less any Special Distributions distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed Shares.

        Effective April 1, 2012, our board of directors suspended until further notice accepting Ordinary Redemptions. In addition, for periods beginning on or after April 1, 2012, the cash available for redemption in any quarterly period will generally be limited to no more than $250,000, and in no event more than $1,000,000 in any twelve-month period. The redemption limitations apply to all redemptions, whether Ordinary or Exceptional Redemptions.

Behringer Harvard Opportunity REIT II, Inc.
Valuation and Qualifying Accounts and Reserves
Schedule II
December 31, 2011, 2010 and 2009

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
As of December 31, 2011
Allowance for doubtful accounts	$22	$7	$—	$—	$29
As of December 31, 2010
Allowance for doubtful accounts	$22	$22	$—	$22	$22
As of December 31, 2009
Allowance for doubtful accounts	$—	$22	$—	$—	$22

Behringer Harvard Opportunity REIT II, Inc.
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2011
(in thousands)

			Initial cost
Property Name(5)	Location	Encumbrances	Land and improvements		Building and improvements		Cost capitalized subsequent to acquisition	Gross amount carried at close of period	Accumulated depreciation		Year of construction	Date acquired		Depreciable life
1875 Lawrence	Denver, Colorado	$21,016	$9,000		$26,102		$2,378	$37,480	$3,595		1982	10/28/2008			(1)
Holstenplatz	Hamburg, Germany	10,084	2,867	(3)	9,363	(3)	25	12,255	564	(3)	1998	6/30/2010			(1)
Parrot's Landing	North Lauderdale, Florida	29,013	12,173		27,645		258	40,076	1,469		1987 & 1997	9/17/2010			(1)
Florida MOB Portfolio	South Florida	33,477	12,404		51,727		3,961	68,092	3,058		1968-1995	10/8/2010	(4)		(1)
Courtyard Kauai Coconut Beach Hotel	Kauai, Hawaii	38,000	11,801		20,948		8,867	41,616	783		1977	10/20/2010			(2)
Interchange Business Center	San Bernardino, California	19,619	16,591		12,879		340	29,810	1,075		2007	11/23/2010			(1)
River Club and the Townhomes at River Club (formerly referred to as the UGA Portfolio)	Athens, Georgia	25,200	6,639		24,789		20	31,448	806		1996 & 1989	4/25/2011			(1)
Babcock Self Storage	San Antonio, Texas	2,265	1,047		2,453		49	3,549	37		2000	8/30/2011			(1)
Lakes of Margate	Margate, Florida	15,383	9,776		13,061		106	22,943	102		1987	10/19/2011			(1)
Arbors Harbor Town	Memphis, Tennessee	26,000	5,413		24,713		—	30,126	—		1991	12/20/2011			(1)

Totals(5)		$220,057	$87,711		$213,680		$16,004	$317,395	$11,489

(1)
Buildings are 25 years

(2)
Hotels are 39 years

(3)
Includes gain/(loss) on currency translation.

(4)
Eight of the nine buildings in the Florida MOB Portfolio were acquired on October 8, 2010. Gardens Medical Pavilion, the ninth building, was acquired on October 20, 2010.

(5)
Excludes Palms of Monterrey which was classified as held for sale at December 31, 2011

        A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	2011	2010	2009
Real Estate:
Balance at beginning of period	$254,819	$35,548	$35,138
Acquisitions	87,602	217,736	—
Improvements	14,025	1,535	410
Disposals/written-off	(29,966)	—	—
Cost of real estate sold	(9,085)	—	—

Balance at end of the period(1)	$317,395	$254,819	$35,548

Accumulated depreciation:
Balance at beginning of period	$4,171	$1,234	$174
Depreciation expense	9,232	2,937	1,060
Disposals/written-off	(1,914)	—	—

Balance at end of the period(1)	$11,489	$4,171	$1,234

(1)
For year ending December 31, 2011, excludes Palms of Monterrey (classified as held for sale on our consolidated balance sheet)

Behringer Harvard Opportunity REIT II, Inc.
Mortgage Loans on Real Estate
Schedule IV
December 31, 2011
($ in thousands)

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens		Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
PAL Loan(3)	18%	9/1/2016	(1)	35,000	(2)	25,202	25,202	—

(1)
The PAL Loan was payable as follows: monthly payments of interest only calculated at the rate of 10% per annum (the "Minimum Monthly Payment") are required beginning on October 1, 2009 through September 1, 2011. Beginning on October 1, 2011, and ending on September 1, 2013, payments of the Minimum Monthly Payment, and (after payment of the senior indebtedness) accrued and unpaid interest to the extent of available cash flow. Beginning on October 1, 2013, and ending on August 1, 2016, payments of the Minimum Monthly Payment, and accrued and unpaid interest and principal to the extent of available cash flow. Any remaining principal amount and accrued and unpaid interest are due and payable on September 1, 2016.

(2)
We did not hold the first mortgage on this property. Accordingly, the amount of the prior lien at December 31, 2010 is estimated.

(3)
We had no investments in real estate loans receivable as of December 31, 2011.

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

        During the year ended December 31, 2011, we earned $2.9 million in interest income from the PAL Loan. During the year ended December 31, 2010, we earned $5 million in interest income from our two real estate loans receivable.

  Reconciliation of the Carrying Amount of Mortgages:

Balance at beginning of 2009	$—
Additions during period:
New mortgage loans	39,712
Deductions during period:
Collections of principal	—

Balance at close of 2009	$39,712

Balance at beginning of 2010	$39,712
Additions during period:
New mortgage loans	12,568
Deductions during period:
Collections of principal	—
Foreclosures	(27,078)

Balance at close of 2010	$25,202

Balance at beginning of 2011	$25,202
Additions during period:
New mortgage loans	—
Deductions during period:
Collections of principal	(25,202)
Foreclosures	—

Balance at close of 2011	$—

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Articles of Amendment and Restatement as amended by the First Articles of Amendment and the Second Articles of Amendment, incorporated by reference to Exhibit 3.1 to Form 10-Q filed on November 14, 2008
3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Form 10-K filed on March 30, 2010
3.2(a)	Amendment to the Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2(a) to Form 10-K filed on March 30, 2010
4.1
Form of Subscription Agreement, included as Exhibit A to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11, Commission File No. 333-169345
4.2
Second Amended and Restated Distribution Reinvestment Plan, included as Exhibit B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11, Commission File No. 333-169345
4.3
Second Amended and Restated Automatic Purchase Plan, included as Exhibit C to prospectus, incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11, Commission File No. 333-169345
4.4*	Second Amended and Restated Share Redemption Program
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
10.2
Third Amended and Restated Advisory Agreement by and between the Company and Behringer Harvard Opportunity Advisors II, LLC dated July 5, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 8, 2011)
10.3
Limited Liability Company Agreement of Behringer Harvard Margate, LLC, dated September 29, 2011, between Behringer Harvard Margate Holding, LLC and Margate Peak, LLC (incorporated by reference to Exhibit 10.3 to Form 10-Q filed November 14, 2011)
10.4
Real Estate Purchase and Sale Agreement, dated June 6, 2011, between Advenir@Margate, LLC and Grand Peaks Properties, Inc. (incorporated by reference to Exhibit 10.4 to Form 10-Q filed November 14, 2011)
10.5
First Amendment to Real Estate Purchase and Sale Agreement, dated July 21, 2011, between Advenir@Margate, LLC and Grand Peaks Properties, Inc. (incorporated by reference to Exhibit 10.5 to Form 10-Q filed November 14, 2011)
10.6
Second Amendment to Real Estate Purchase and Sale Agreement, dated July 28, 2011, between Advenir@Margate, LLC and Grand Peaks Properties, Inc. (incorporated by reference to Exhibit 10.6 to Form 10-Q filed November 14, 2011)
10.7
Third Amendment to Real Estate Purchase and Sale Agreement, dated September 30, 2011, between Advenir@Margate, LLC and Behringer Harvard Margate, LLC (incorporated by reference to Exhibit 10.7 to Form 10-Q filed November 14, 2011)

Exhibit No.	Description
10.8	Fourth Amendment to Real Estate Purchase and Sale Agreement, dated October 7, 2011, between Advenir@Margate, LLC and Behringer Harvard Margate, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q filed November 14, 2011)
10.9
Assignment and Assumption of Real Estate Purchase and Sale Agreement, dated September 29, 2011, between Grand Peaks Properties, Inc. and Behringer Harvard Margate, LLC (incorporated by reference to Exhibit 10.9 to Form 10-Q filed November 14, 2011)
10.10
Assumption Agreement, dated October 19, 2011, among Behringer Harvard Margate, LLC, Advenir@Margate, LLC, and U.S. Bank National Association (incorporated by reference to Exhibit 10.10 to Form 10-Q filed November 14, 2011)
10.11
Assumption Agreement, dated October 19, 2011, among Behringer Harvard Margate, LLC, Advenir@Margate, LLC, and Federal Home Loan Mortgage Association (incorporated by reference to Exhibit 10.11 to Form 10-Q filed November 14, 2011)
10.12
Multifamily Mortgage, Assignment of Rents and Security Agreement, dated December 15, 2009, between Advenir@Margate, LLC and CBRE Capital Markets, Inc. (incorporated by reference to Exhibit 10.12 to Form 10-Q filed November 14, 2011)
10.13
Multifamily Mortgage, Assignment of Rents and Security Agreement, dated April 19, 2011, between Advenir@Margate, LLC and CBRE Capital Markets, Inc. (incorporated by reference to Exhibit 10.13 to Form 10-Q filed November 14, 2011)
10.14	Special Warranty Deed, dated October 19, 2011, by Advenir@Margate, LLC to Behringer Harvard Margate, LLC (incorporated by reference to Exhibit 10.14 to Form 10-Q filed November 14, 2011)
10.15*	Limited Liability Company Agreement of Behringer Harvard Arbors, LLC dated December 12, 2011 by, between and among Behringer Harvard Opportunity OP II LP and Harbor Town Apartments
10.16*	Purchase and Sale Agreement between FINFAR 4, LLC, as buyer, and Arbors of Harbor Town Joint Venture, as seller, dated October 28, 2011
10.17*	Assignment and Assumption of Purchase and Sale Agreement by and between FINPAR 4, LLC and Behringer Harvard Arbors, LLC dated December 13, 2011
10.18*	Loan Agreement by and between Red Mortgage Capital, LLC, as lender and Behringer Harvard Arbors, LLC, as borrower, dated December 20, 2011
10.19*	Contract of Sale by and between 15250 Sonoma Drive Fee Owner, LLC, as seller, and Churchill Forge, Inc., as buyer, dated November 21, 2011
10.20*	Amendment to Contract of Sale, dated November 30, 2011, between 15250 Sonoma Drive Fee Owner, LLC, and Churchill Forge, Inc.
10.21*	Reinstatement and Second Amendment to Contract of Sale, dated December 9, 2011, between 15250 Sonoma Drive Fee Owner, LLC, and Churchill Forge, Inc.
10.22*	Third Amendment to Contract of Sale, dated December 22, 2011, between 15250 Sonoma Drive Fee Owner, LLC, and Churchill Forge, Inc.
10.23*	Purchase and Sale Agreement between BH University Towers, LLC, as buyer, and Fairfield 24th Street Towers Ltd., as seller, dated December 7, 2011
10.24*	First Amendment to Agreement of Sale, dated December 16, 2011, between Fairfield 24th Street Towers Ltd., and BH University Towers, LLC

Exhibit No.	Description
10.25*	Assignment and Assumption of Agreement, dated December 27, 2011, between University Towers Austin LLC, and BH University Towers, LLC
21.1*	List of Subsidiaries
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certifications**
99.1*	Amended and Restated Valuation Policy
101***
The following financial statements from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 28, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*
Filed or furnished herewith.

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

***
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.