Form 10-Q
period 2012-03-31
Behringer Harvard Opportunity REIT II, Inc.
filed 2012-05-11
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, Behringer Harvard Opportunity REIT II, Inc. had 26,096,970 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

FORM 10-Q

Quarter Ended March 31, 2012

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Balance Sheets

(in thousands, except shares)

(unaudited)

	March 31,	December 31,
	2012	2011
Assets
Real estate
Land and improvements, net	$86,703	$86,962
Buildings and improvements, net	219,035	218,839
Real estate under development	431	105
Total real estate	306,169	305,906

Assets associated with real estate held for sale	—	29,420
Cash and cash equivalents	93,169	80,130
Restricted cash	5,953	5,616
Accounts receivable, net	1,808	1,704
Receivable from related party	3,450	3,485
Prepaid expenses and other assets	1,922	1,596
Furniture, fixtures and equipment, net	7,138	7,219
Deferred financing fees, net	3,836	4,533
Lease intangibles, net	7,039	8,387
Total assets	$430,484	$447,996

Liabilities and Equity
Notes payable	$219,897	$239,757
Accounts payable	2,377	3,718
Acquired below-market leases, net	1,156	1,271
Distributions payable	14,152	1,069
Accrued and other liabilities	6,486	5,140
Obligations associated with real estate held for sale	—	37
Total liabilities	244,068	250,992

Commitments and contingencies

Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 26,021,623 and 25,267,048 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	3	3
Additional paid-in capital	232,897	225,968
Accumulated distributions and net loss	(56,221)	(43,657)
Accumulated other comprehensive income	179	83
Total Behringer Harvard Opportunity REIT II, Inc. equity	176,858	182,397
Noncontrolling interest	9,558	14,607
Total equity	186,416	197,004
Total liabilities and equity	$430,484	$447,996

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2012	2011

Revenues
Rental revenue	$9,832	$6,382
Hotel revenue	2,475	1,638
Interest income from real estate loan receivable	—	1,225

Total revenues	12,307	9,245

Expenses:
Property operating expenses	5,897	4,230
Interest expense	2,636	1,810
Real estate taxes	1,444	1,074
Property management fees	449	295
Asset management fees	818	618
General and administrative	624	479
Acquisition expense	—	345
Depreciation and amortization	4,396	3,711
Total expenses	16,264	12,562

Interest income, net	31	62
Other income	30	—

Loss from continuing operations before income taxes and equity in losses’of unconsolidated joint ventures	(3,896)	(3,255)
Equity in losses of unconsolidated joint ventures	—	(152)

Loss from continuing operations	(3,896)	(3,407)

Income (loss) from discontinued operations	8,018	(29)

Net income (loss)	4,122	(3,436)

Noncontrolling interest in continuing operations	375	446
Noncontrolling interest in discontinued operations	(804)	23
Net (income) loss attributable to the noncontrolling interest	(429)	469

Net income (loss) attributable to the Company	$3,693	$(2,967)

Amounts attributable to the Company
Continuing operations	$(3,522)	$(2,961)
Discontinuing operations	7,215	(6)
Net income (loss) attributable to the Company	$3,693	$(2,967)

Weighted average shares outstanding:
Basic and diluted	25,728	22,824

Net income (loss) per share
Continuing operations	$(0.14)	$(0.13)
Discontinued operations	0.28	—
Basic and diluted income (loss) per share	$0.14	$(0.13)

Comprehensive income (loss):
Net income (loss)	$4,122	$(3,436)
Other comprehensive income (loss):
Unrealized losses on interest rate derivatives	(1)	(4)
Foreign currency translation gain	97	189
Total other comprehensive income	96	185
Comprehensive income (loss)	4,218	(3,251)
Comprehensive income (loss) attributable to noncontrolling interest	(429)	469
Comprehensive income (loss) attributable to the Company	$3,789	$(2,782)

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Equity

(unaudited)

(in thousands)

	Convertible Stock		Common Stock		Additional	Accumulated	Accumulated Other
	Number	Par	Number	Par	Paid-in	Distributions and	Comprehensive	Noncontrolling	Total
	of Shares	Value	of Shares	Value	Capital	Net (Loss)	Income (loss)	Interest	Equity
Balance at Janauary 1, 2011	1	$—	22,330	$2	$195,149	$(23,883)	$410	$10,533	$182,211

Issuance of common stock, net			995	—	9,101				9,101
Redemption of common stock			(59)		(542)				(542)
Distributions declared on common stock						(2,815)			(2,815)
Contributions from noncontrolling interest								673	673
Distributions to noncontrolling interest								(170)	(170)
Other comprehensive income (loss):
Unrealized losses on interest rate derivatives							(4)	—	(4)
Foreign currency translation gain							189		189
Net loss						(2,967)		(469)	(3,436)
Balance at March 31, 2011	1	$—	23,266	$2	$203,708	$(29,665)	$595	$10,567	$185,207

Balance at January 1, 2012	1	$—	25,267	$3	$225,968	$(43,657)	$83	$14,607	$197,004

Issuance of common stock, net			835	—	7,654				7,654
Redemption of common stock			(80)		(725)				(725)
Distributions declared on common stock						(16,257)			(16,257)
Contributions from noncontrolling interest								1,209	1,209
Distributions to noncontrolling interest								(6,687)	(6,687)
Other comprehensive income (loss):
Unrealized losses on interest rate derivatives							(1)	—	(1)
Foreign currency translation gain							97		97
Net Income						3,693		429	4,122
Balance at March 31, 2012	1	$—	26,022	$3	$232,897	$(56,221)	$179	$9,558	$186,416

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$4,122	$(3,436)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	4,382	4,002
Amortization of deferred financing fees	253	264
Equity in losses of unconsolidated joint venture	—	152
Gain on sale of discontinued operations	(9,264)	—
Loss on early extinguishment of debt	1,236	—
Change in operating assets and liabilities:
Accounts receivable	(104)	(38)
Interest receivable-real estate loan receivable	—	(609)
Prepaid expenses and other assets	(328)	(188)
Accounts payable	(2,219)	(389)
Accrued and other liabilities	1,166	260
Net payables to related parties	28	(157)
Addition of lease intangibles	(103)	(273)
Cash used in operating activities	(831)	(412)

Cash flows from investing activities:
Acquisition deposits	—	(259)
Investment in unconsolidated joint venture	—	(20)
Proceeds from sale of discontinued operations	38,684	—
Investment in real estate loans receivable	—	(116)
Additions of property and equipment	(1,839)	(1,289)
Change in restricted cash	(337)	1,448
Cash provided by (used in) investing activities	36,508	(236)

Cash flows from financing activities:
Financing costs	(788)	(16)
Proceeds from notes payable	25	1,584
Payments on notes payable	(20,188)	(362)
Issuance of common stock	6,141	7,973
Redemptions of common stock	(725)	—
Offering costs	(553)	(740)
Distributions	(1,100)	(901)
Contributions from noncontrolling interest holders	1,209	673
Distributions to noncontrolling interest holders	(6,687)	(170)
Cash provided by (used in) financing activities	(22,666)	8,041

Effect of exchange rate changes on cash and cash equivalents	28	—
Net change in cash and cash equivalents	13,039	7,393
Cash and cash equivalents at beginning of period	80,130	49,375
Cash and cash equivalents at end of period	$93,169	$56,768

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

We acquire and operate commercial real estate and real estate-related assets.  In particular, we focus generally on acquiring commercial properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  In addition, our opportunistic investment strategy also includes investments in real estate-related assets that present opportunities for higher current income.  Such investments may have capital gain characteristics, whether as a result of a discount purchase or related equity participations.  We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties.  These properties may be existing, income-producing properties, newly constructed properties, or properties under development or construction.  They may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multi-tenant use.  We may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  Further, we also may originate or invest in collateralized mortgage-backed securities and mortgage, bridge or mezzanine loans, or in entities that make investments similar to the foregoing.  We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions.  We completed our first property acquisition, an office building located in Denver, Colorado, on October 28, 2008.  As of March 31, 2012, we had ten real estate investments, all of which were consolidated into our consolidated financial statements.

Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware on January 12, 2007 (“Behringer Harvard Opportunity OP II”).  As of March 31, 2012, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, was the sole general partner of Behringer Harvard Opportunity OP II and owned a 0.1% partnership interest in Behringer Harvard Opportunity OP II.  As of March 31, 2012, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of Behringer Harvard Opportunity OP II and owned the remaining 99.9% interest in Behringer Harvard Opportunity OP II.

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

Prior to termination of the Initial Offering, on September 13, 2010, we filed a second Registration Statement on Form S-11 with the SEC to register a follow-on public offering of up to 75,000,000 shares of our common stock for sale to the public (the “Follow-On Offering” and, together with the Initial Offering, the “Offerings”), of which 25,000,000 shares were being offered pursuant to the DRP.  On July 5, 2011, the Follow-On Offering was declared effective by the SEC, and we commenced offering shares under the Follow-On Offering.  We terminated the primary portion of the follow-on offering effective March 15, 2012 and discontinued offering shares of our common stock under the DRP effective April 2, 2012. Through March 31, 2012, we raised gross offering proceeds of approximately $264.6 million from the sale of approximately 26.6 million shares under the Offerings, including shares sold under the DRP.

In connection with our initial capitalization, on January 19, 2007, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer Harvard Holdings.  Behringer Harvard Holdings transferred its shares of convertible stock to the Advisor on April 2, 2010.  As of March 31, 2012, we had 26 million shares of common stock outstanding, which includes the 22,471 shares issued to Behringer Harvard Holdings.  As of March 31, 2012, we had 1,000 shares of convertible stock issued and outstanding to the Advisor.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

We commenced operations on April 1, 2008 upon satisfaction of the conditions of our escrow agreement and our acceptance of initial subscriptions of common stock in the Initial Offering. Upon admission of new stockholders, subscription proceeds for the primary offerings were used for payment of dealer manager fees and selling commissions and may be utilized in the offerings as consideration for investments and the payment or reimbursement of offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments. We are currently using the net proceeds from the Offerings primarily to acquire real estate and real estate-related assets consistent with our opportunistic investment strategy.  As of March 31, 2012, we had issued 26.6 million shares of our common stock, including 22,471 shares owned by Behringer Harvard Holdings and 2.1 million shares issued through the DRP.  As of March 31, 2012, we had redeemed 0.6 million shares of our common stock.

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

2.                                      Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 28, 2012.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying consolidated balance sheet as of March 31, 2012, the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2012 and 2011 and consolidated statements of equity and cash flows for the three months ended March 31, 2012 and 2011 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to fairly present our consolidated financial position as of March 31, 2012 and December 31, 2011 and our consolidated results of operations and cash flows for the periods ended March 31, 2012 and 2011.  Such adjustments are of a normal recurring nature.

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

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods believed to be used by market participants. The value of buildings is depreciated over the estimated useful life of 25 years using the straight-line method.

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

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Anticipated amortization expense associated with the acquired lease intangibles for each of the following five years ended December 31 is as follows:

Year		Lease / Other Intangibles
April 1, 2012 - December 31,	2012	$1,658
	2013	1,233
	2014	729
	2015	376
	2016	241

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

				Acquired
	Buildings and	Land and	Lease	Below-Market
March 31, 2012	Improvements	Improvements	Intangibles	Leases
Cost	$231,536	$88,396	$15,276	$2,221
Less: depreciation and amortization	(12,501)	(1,693)	(8,237)	(1,065)

Net	$219,035	$86,703	$7,039	$1,156

				Acquired
	Buildings and	Land and	Lease	Below-Market
December 31, 2011	Improvements	Improvements	Intangibles	Leases
Cost	$228,999	$88,292	$16,210	$2,232
Less: depreciation and amortization	(10,160)	(1,330)	(7,823)	(961)

Net (1)	$218,839	$86,962	$8,387	$1,271

(1)         Excludes Palms of Monterrey, which was sold on January 5, 2012 (classified as held for sale at December 31, 2011)

Real Estate Held for Sale

We classify properties as held for sale when certain criteria are met, in accordance with GAAP. At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property.  Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell.  Our Palms of Monterrey property was classified as held for sale at December 31, 2011, and a sale of the property was completed on January 5, 2012.  There were no properties classified as held for sale as of March 31, 2012.

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

We believe the carrying value of our operating real estate is currently recoverable.  Accordingly, there were no impairment charges for the three months ended March 31, 2012 or 2011.  However, if market conditions worsen beyond our current expectations, or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Straight-line rental revenue of $0.1 million was recognized in rental revenues for each of the three months ended March 31, 2012 and 2011.  Net below market lease amortization of less than $0.1 million and $0.1 million was recognized in rental revenues for the three months ended March 31, 2012 and 2011, respectively.

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

Accounts Receivable

Accounts receivable primarily consist of receivables from our tenants related to our consolidated properties of $0.4 million and straight-line rental revenue receivables of $1 million as of March 31, 2012.  As of December 31, 2011, accounts receivable primarily consist of receivables from our tenants related to our consolidated properties of $0.4 million and straight-line rental revenue receivables of $0.9 million.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid directors’ and officers’ insurance, as well as prepaid insurance of our consolidated properties.

Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of five to seven years.  Maintenance and repairs are charged to operations as incurred while improvements to such assets are capitalized.  Accumulated depreciation associated with our furniture, fixtures, and equipment was $1.5 million and $1.2 million as of March 31, 2012 and December 31, 2011, respectively.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized to interest expense of our notes payable using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $1.5 million and $1.2 million as of March 31, 2012 and December 31, 2011, respectively.

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

As of March 31, 2012, we do not have any derivatives designated as net investment hedges or fair value hedges.  No derivatives were being used for trading or speculative purposes.  See Notes 5 and 12 for further information regarding our derivative financial instruments.

Organization and Offering Expenses

We reimbursed the Advisor and its affiliates for organization and offering expenses (other than selling commissions and the dealer manager fee) incurred on our behalf in connection with the primary offering component of the Offerings.  In connection with the Initial Offering, we reimbursed the Advisor for $7.5 million of organization and offering expenses (other than selling commissions and the dealer manager fee) that it had incurred on our behalf.  On July 5, 2011, in connection with the Follow-On Offering, we entered into the Third Amended and Restated Advisory Management Agreement with the Advisor.  Pursuant to the Third Amended and Restated Advisory Management Agreement, we did not reimburse the Advisor for any additional organization and offering expenses (other than selling commissions and the dealer manager fee) incurred on our behalf in connection with the Follow-On Offering.  We terminated the primary portion of the follow-on offering effective March 15, 2012 and discontinued offering of shares of our common stock under the DRP effective April 2, 2012.

The Advisor will reimburse us to the extent that the total amount spent on organization and offering expenses in the Offerings (other than selling commissions and the dealer manager fee) exceeds 1.5% of the gross proceeds raised in the primary component of the Offerings.  Based on our current review of gross proceeds from our Offerings, we have recorded a receivable from the Advisor for approximately $3.9 million of organization and offering expenses that were previously reimbursed to the Advisor.  The receivable of $3.9 million is presented net of other payables of $0.5 million to the Advisor on our consolidated balance sheet.  We expect to receive payment from the Advisor for this receivable during the first quarter of 2013.

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

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Foreign Currency Translation

For our international investment where the functional currency is other than the U.S. dollar, assets and liabilities are translated using period-end exchange rates, while the statement of operations amounts are translated using the average exchange rates for the respective period.  Gains and losses resulting from the change in exchange rates from period to period are reported  separately as a component of accumulated other comprehensive income (loss) (“AOCI”).  Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations and comprehensive income (loss).

The Euro is the functional currency for the operations of Holstenplatz.  We also maintain a Euro-denominated bank account that is translated into U.S. dollars at the current exchange rate at each reporting period.  For the three months ended March 31, 2012, the foreign currency translation adjustment was a gain of $0.1 million.  For the three months ended March 31, 2011, the foreign currency translation adjustment was a gain of $0.2 million.

Accumulated Other Comprehensive Income (Loss)

AOCI, which is reported in the accompanying consolidated statement of equity, consists of gains and losses affecting equity that are excluded from net income (loss) under GAAP.  The components of AOCI consist of cumulative foreign currency translation gains and losses and the unrealized gain on derivative instruments.

Stock-Based Compensation

We have adopted a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates.  We have not issued any stock-based awards under the plan as of March 31, 2012.

Concentration of Credit Risk

At March 31, 2012 and December 31, 2011, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Noncontrolling Interest

Noncontrolling interest represents the noncontrolling ownership interest’s proportionate share of the equity in our consolidated real estate investments.  Income and losses are allocated to noncontrolling interest holders based on their ownership percentage.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Earnings per Share

Net income (loss) per share is calculated based on the weighted average number of common shares outstanding during each period.  The weighted average shares outstanding used to calculate both basic and diluted income (loss) per share were the same for the three months ended March 31, 2012 and 2011, as there were no potentially dilutive securities outstanding.

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

4.                                      New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued updated guidance for fair value measurements.  The guidance amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this guidance did not have a material impact on our financial statements except for disclosures.

In June 2011, the FASB issued updated guidance related to comprehensive income.  The guidance requires registrants to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, registrants will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this guidance did not have a material impact on our financial statements.

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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

likelihood of default by itself and its counterparties.  However, as of March 31, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

March 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$12	$—	$12

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$19	$—	$19

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

As of March 31, 2012 and December 31, 2011, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.  The notes payable of $219.9 million and $239.8 million as of March 31, 2012 and December 31, 2011, respectively, have a fair value of approximately $222.4 million and $242.2 million as of March 31, 2012 and December 31, 2011, respectively, based upon interest rates for debt with similar terms and remaining maturities that management believes we could obtain.  The fair value of the notes payable is categorized as a Level 2 basis.  The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities.  The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.  Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2012 and December 31, 2011.

7.                                      Real Estate and Real Estate-Related Investments

As of March 31, 2012, we consolidated ten real estate investments.  The following table presents certain information about our consolidated investments as of March 31, 2012:

Property Name		Location	Date Acquired	Ownership Interest
1875 Lawrence		Denver, Colorado	October 28, 2008	100%
Holstenplatz		Hamburg, Germany	June 30, 2010	100%
Parrot’s Landing		North Lauderdale, Florida	September 17, 2010	90%
Florida MOB Portfolio	(1)	South Florida	October 8, 2010/October 20, 2010	90	%(2)
Courtyard Kauai Coconut Beach Hotel		Kauai, Hawaii	October 20, 2010	80%
Interchange Business Center		San Bernardino, California	November 23, 2010	80%
River Club and the Townhomes at River Club (formerly referred to as the UGA Portfolio)		Athens, Georiga	April 25, 2011	85%
Babcock Self Storage		San Antonio, Texas	August 30, 2011	85%
Lakes of Margate		Margate, Florida	October 19, 2011	92.5%
Arbors Harbor Town		Memphis, Tennessee	December 20, 2011	94%

(1)	We acquired a portfolio of eight medical office buildings, known as the Original Florida MOB Portfolio on October 8, 2010. We acquired a medical office building known as Gardens Medical Pavilion on October 20, 2010. Collectively, the Original Florida MOB Portfolio and Gardens Medical Pavilion are referred to as the Florida MOB Portfolio.
(2)	The Florida MOB Portfolio consists of nine Medical Office Buildings. We own 90% of each of eight of the buildings. We own 90% of a 90% JV interest in the ninth building, Gardens Medical Pavilion.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Real Estate Asset Dispositions

Palms of Monterrey

On January 5, 2012, we sold the Palms of Monterrey for a contract sales price of $39.3 million, excluding transaction costs.  A portion of the proceeds from the sale was used to fully satisfy the existing indebtedness of $19.7 million associated with the property.  The Palms of Monterrey was classified as held for sale on our consolidated balance sheet as of December 31, 2011.  See Note 17 for further information regarding discontinued operations.

8.             Real Estate Loan Receivable

PAL Loan

On August 14, 2009, we entered into a loan agreement with an unaffiliated third party borrower to provide up to $25 million of second lien financing for the privatization of, and improvements to, approximately 3,200 hotel lodging units on ten U.S. Army installations.  On August 15, 2011, the debtor associated with the PAL Loan exercised its option to prepay the entire balance of the loan.  We had no investments in real estate loans receivable as of March 31, 2012 and December 31, 2011.  During the three months ended March 31, 2011, we earned $1.2 million in interest income from the PAL Loan.

9.             Notes Payable

The following table sets forth information on our notes payable as of March 31, 2012 and December 31, 2011.

	Notes Payable as of		Interest	Maturity
Description	March 31, 2012	December 31, 2011	Rate	Date
1875 Lawrence	$20,982	$21,016	30-day LIBOR + 2.5% (1)(2)	12/31/2012 (5)
Interchange Business Center	19,619	19,619	30-day LIBOR + 5% (1)(3)	12/01/13
Holstenplatz	10,332	10,084	3.887%	04/30/15
Courtyard Kauai at Coconut Beach Hotel	38,000	38,000	30-day LIBOR + .95% (1)	11/09/15
Florida MOB Portfolio - Palmetto Building	6,186	6,222	4.55%	01/01/16
Florida MOB Portfolio - Victor Farris Building	12,470	12,542	4.55%	01/01/16
Palms of Monterrey	—	19,700	30-day LIBOR + 3.35% (4)	07/01/17
Parrot’s Landing	28,888	29,013	4.23%	10/01/17
Florida MOB Portfolio - Gardens Medical Pavilion	14,632	14,713	4.9%	01/01/18
River Club and the Townhomes at River Club (formerly referred to as the UGA Portfolio)	25,200	25,200	5.26%	05/01/18
Babcock Self Storage	2,255	2,265	5.80%	08/30/18
Lakes of Margate	15,333	15,383	5.49% and 5.92%	01/01/20
Arbors Harbor Town	26,000	26,000	3.985%	01/01/19
	$219,897	$239,757

(1) 30-day LIBOR was 0.2% at March 31, 2012.

(2) The loan has a minimum interest rate of 6.25%.

(3) The 30-day LIBOR rate is set at a minimum value of 2.5%.

(4) On January 5, 2012, we sold the Palms of Monterrey to an unaffiliated third party.

(5) The note payable contains a one year extension option, subject to certain conditions.

At March 31, 2012, our notes payable balance was $219.9 million and consisted of the notes payable related to our consolidated properties.  We have unconditionally guaranteed payment of the note payable related to 1875 Lawrence for an amount not to exceed the lesser of (i) $11.75 million and (ii) 50% of the total amount advanced under the loan agreement if the aggregate amount advanced is less than $23.5 million.  We currently plan on refinancing the note payable or exercising the one year extension option pursuant to the terms under the loan agreement. We have guaranteed payment of certain recourse liabilities with respect to certain nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the notes payable related to the Courtyard Kauai at Coconut Beach Hotel.  On January 5, 2012, the Palms of Monterrey was sold to an unaffiliated third party.  A portion of the proceeds from the sale of the assets were used to fully satisfy the existing indebtedness of $19.7 million associated with the property.

We are subject to customary affirmative, negative and financial covenants and representations, warranties and       borrowing conditions, all as set forth in our loan agreements.  As of March 31, 2012, we believe we were in compliance with the covenants under our loan agreements.  We were not in compliance with a certain covenant under the Interchange Business Center loan at April 1, 2012 and as a result, we made an immediately due principal payment of $0.8 million and, subject to certain covenants, an additional amount of up to $1.9 million may be due by July 1, 2012.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes our contractual obligations for principal payments as of March 31, 2012:

Year	Amount Due
April 1, 2012 - December 31, 2012	$22,473
2013	21,855
2014	2,857
2015	50,497
2016	19,288
Thereafter	102,927

$219,897

10.          Leasing Activity

Future minimum base rental payments due to us under non-cancelable leases in effect as of March 31, 2012 for our consolidated properties are as follows:

April 1, 2012 - December 31, 2012	$14,947
2013	12,852
2014	9,728
2015	7,367
2016	4,830
Thereafter	6,889

Total	$56,613

The schedule above does not include rental payments due to us from our multifamily properties, as leases associated with these properties typically are for periods of one year or less.  As of March 31, 2012, none of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.

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

Derivative instruments classified as assets were reported at their combined fair values of less than $0.1 million in prepaid expenses and other assets at both March 31, 2012 and December 31, 2011.  During the three months ended March 31, 2012 and 2011, we recorded an unrealized loss of less than $0.1 million to AOCI in our statement of equity to adjust the carrying amount of the interest rate caps qualifying as hedges at both March 31, 2012 and 2011, respectively.

The following table summarizes the notional values of our derivative financial instruments.  The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate, or market risks:

Type / Description	Notional Value	Interest Rate / Strike Rate	Index	Maturity
Cash Flow Hedges
Interest rate cap - Courtyard Kauai at Coconut Beach Hotel	$38,000	3.00% - 6.00%	30-day LIBOR	October 15, 2014
Interest rate cap - Interchange Business Center	$5,000	2.50%	30-day LIBOR	December 1, 2013

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the fair value of our derivative financial instruments, as well as their classification on the consolidated balance sheets as of March 31, 2012 and December 31, 2011.

	Balance
Derivatives designated as	Sheet	Asset Derivatives
hedging instruments:	Location	March 31, 2012	December 31, 2011

Interest rate derivative contracts	Prepaid expenses and other assets	$12	$19

The table below presents the effect of our derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2012 and 2011.

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)
	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Interest rate derivative	$(1)	$(4)

12.          Commitments and Contingencies

Our operating leases consist of ground leases on each of eight buildings acquired in connection with the purchase of the Original Florida MOB Portfolio.  Each ground lease is for a term of 50 years, with a 25-year extension option.  The annual payment for each ground lease increases by 10% every five years.  For each of the three months ended March 31, 2012 and 2011, we incurred $0.1 million in lease expense related to our ground leases.  Future minimum lease payments for all operating leases from March 31, 2012 are as follows:

April 1, 2012 - December 31, 2012	$220
2013	293
2014	293
2015	301
2016	301
Thereafter	21,528

Total	$22,936

13.          Distributions

Distributions are authorized at the discretion of our board of directors based on its analysis of our performance over the previous period and expectations of performance for future periods.  These analyses may include actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, general financial and market conditions and other factors that our board deems relevant.  The board’s decision will be influenced, in substantial part, by its obligation to ensure that we maintain our status as a REIT.  In light of the continued uncertainty in the global financial and real estate markets, we cannot provide assurance that we will be able to achieve expected cash flows necessary to pay distributions at any particular level, or at all.  On March 20, 2012, our board of directors declared a special distribution of $0.50 per share of common stock payable to our stockholders of record as of April 3, 2012 and determined to cease regular, monthly distributions in favor of payment of periodic distributions from excess proceeds from asset dispositions or from other sources as necessary to maintain our REIT tax status.  The payment date for special distribution was on May 10, 2012.

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

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

For the three months ended March 31, 2012 and 2011, both cash distributions and the operating shortfalls were funded from financing activities including proceeds from the Offerings and borrowings.  Future distributions declared and paid may exceed cash flow from operating activities until such time as we invest in additional real estate or real estate-related assets at favorable yields and our investments reach stabilization.

Distributions paid to stockholders are funded through various sources, including cash flow from operating activities, proceeds raised as part of our Offerings, reinvestment through our DRP and additional borrowings.  The following summarizes certain information related to the sources of recent distributions:

	March 31,
	2012	2011
Total Distributions Paid	$3,174	$2,773

Principal Sources of Funding:
Distribution Reinvestment Plan	$2,074	$1,872
Cash flow used in operating activities	$(831)	$(412)
Cash available at the beginning of the period (1)	$80,130	$49,375

(1)         Represents the cash available at the beginning of the reporting period primarily attributable to excess funds raised from the issuance of common stock and borrowings, after the impact of historical operating activities, other investing and financing activities.

Distributions for the first quarters of 2012 and 2011 were as follows ($ in thousands, except per share amounts):

				Cash Flow	Total	Declared
	Distributions Paid			Used In	Distributions	Distribution
2012 first quarter distributions	Cash	Reinvested	Total	Operations	Declared	Per Share
Regular distribution	$1,100	$2,074	$3,174	$(831)	$3,209	$0.125
Special cash distribution (a)	—	—	—	—	13,048	0.500
	$1,100	$2,074	$3,174	$(831)	$16,257	$0.625

				Cash Flow		Declared
	Distributions Paid			Used In	Distributions	Distribution
2011 first quarter distribution	Cash	Reinvested	Total	Operations	Declared	Per Share
Regular distribution	$901	$1,872	$2,773	$(412)	$2,815	$0.123

(a)         Declared amount is based upon number of stockholders as of April 3, 2012.

Distributions declared per share assume the share was issued and outstanding each day during the period.  Beginning June 2009 through March 2012, the declared daily distribution rate was $0.0013699 per share of common stock, which is equivalent to an annualized distribution rate of 5.0% assuming the share was purchased for $10.00.

14.          Related Party Transactions

The Advisor and certain of its affiliates will receive fees and compensation in connection with the Offerings, and in connection with the acquisition, management, and sale of our assets.

Pursuant to a Dealer Manager Agreement, we engaged Behringer Securities LP (“Behringer Securities”) to act as our dealer manager in connection with the initial offering and the Follow-On Offering.  The Follow-On Offering terminated as to the primary portion on March 15, 2012 and discontinued offering shares of our common stock under the DRP effective April 2, 2012.  The terms of the Dealer Manager Agreement were the same in all material respects as the terms of the agreement entered with Behringer Securities dated January 4, 2008 pursuant to which Behringer Securities acted as the dealer manager for the Initial Offering.

Behringer Securities received commissions of up to 7% of gross primary offering proceeds.  Behringer Securities reallowed 100% of selling commissions earned to participating broker-dealers.  In addition, we paid Behringer Securities a dealer manager fee of up to 2.5% of gross offering proceeds.  Pursuant to separately negotiated agreements, Behringer Securities reallowed a portion of its dealer manager fee in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in the Offerings; provided, however, that Behringer Securities reallowed, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

due diligence efforts and no more than 0.5% of gross offering proceeds for out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties.  Further, in special cases pursuant to separately negotiated agreements and subject to applicable limitations imposed by the Financial Industry Regulatory Authority, Behringer Securities used a portion of its dealer manager fee to reimburse certain broker-dealers participating in the Offerings for technology costs and expenses associated with the Offerings and costs and expenses associated with the facilitation of the marketing and ownership of our shares by such broker-dealers’ customers.  No selling commissions, dealer manager fees or organization and offering expenses were paid for sales under the DRP.  For the three months ended March 31, 2012, Behringer Securities earned selling commissions and dealer manager fees of $0.4 million and $0.2 million, respectively, which were recorded as a reduction to additional paid-in capital.  For the three months ended March 31, 2011, Behringer Securities earned selling commissions and dealer manager fees of $0.5 million and $0.2 million, respectively, which were recorded as a reduction to additional paid-in capital.

We reimbursed the Advisor and its affiliates for organization and offering expenses (other than selling commissions and the dealer manager fee) incurred on our behalf in connection with the primary offering component of the Offerings.  The total we are required to remit to the Advisor for organization and offering expenses (other than selling commissions and the dealer manager fee) is limited to 1.5% of the gross proceeds raised in the completed primary offering components of the Offerings as determined upon completion of the Offerings.  The Advisor or its affiliates determines the amount of organization and offering expenses owed based on specific invoice identification, as well as an allocation of costs to us and other Behringer Harvard programs, based on respective equity offering results of those entities in offering.

In connection with the Initial Offering, we reimbursed the Advisor for $7.5 million of organization and offering expenses (other than selling commissions and dealer manager fees) that it had incurred on our behalf since January 1, 2009.  On July 5, 2011, in connection with the Follow-On Offering, we entered into the Third Amended and Restated Advisory Management Agreement with the Advisor.  Pursuant to the Third Amended and Restated Advisory Management Agreement, we did not reimburse the Advisor for any additional organization and offering expenses (other than selling commissions and the dealer manager fee) incurred on our behalf during the Follow-On Offering.  We terminated the primary portion of the Follow-On Offering effective March 15, 2012 and discontinued offering shares of our common stock under the DRP effective April 2, 2012.

The Advisor will reimburse us to the extent that the total amount spent on organization and offering expenses (other than selling commissions and the dealer manager fee) in the Offerings exceeds 1.5% of the gross proceeds raised in the primary component of the Offerings.  Based on the gross proceeds from our Offerings, we have recorded a receivable from the Advisor for approximately $3.9 million of organization and offering expenses that were previously reimbursed to the Advisor.  The receivable of $3.9 million is presented net of other payables of $0.5 million to the Advisor on our consolidated balance sheet.  We expect to receive payment from the Advisor for this receivable during the first quarter of 2013.

Since our inception through March 31, 2012, approximately $16.4 million of organization and offering expenses was incurred by the Advisor or its affiliates on our behalf.  Of this amount, $7.5 million has been reimbursed by us.  As of March 31, 2012, we had no amounts payable to the Advisor for organization and offering expenses.

The Advisor or its affiliates will also receive acquisition and advisory fees of 2.5% of the amount paid and/or in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets.  The Advisor and its affiliates will also receive acquisition and advisory fees of 2.5% of the funds advanced in respect of a loan or other investment.  We incurred no acquisition and advisory fees payable to the Advisor for the three months ended March 31, 2012 and $0.1 million for the three months ended March 31, 2011.

The Advisor or its affiliates also receive an acquisition expense reimbursement in the amount of 0.25% of (i) the funds paid for purchasing an asset, including any debt attributable to the asset, (ii) the funds budgeted for development, construction, or improvement in the case of assets that we acquire and intend to develop, construct, or improve, and (iii) the funds advanced in respect of a loan or other investment.  In addition, to the extent the Advisor or its affiliates directly provide services formerly provided or usually provided by third parties, including, without limitation, accounting services related to the preparation of audits required by the SEC, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a completed investment, the direct employee costs and burden to the Advisor of providing these services will be acquisition expenses for which we will reimburse the Advisor.  We also pay third parties, or reimburse the Advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder’s fees, title insurance, premium expenses, and other closing costs.  In addition, acquisition expenses for which we will reimburse the Advisor, include any payments made to (i) a prospective seller of an asset, (ii) an agent of a prospective seller

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

of an asset, or (iii) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset.  Except as described above with respect to services customarily or previously provided by third parties, the Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent that they are dedicated to making investments for us, such as wages and benefits of the investment personnel.  The Advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the Advisor or its affiliates incur that are due to third parties or related to the additional services provided by the Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition.  We incurred no acquisition expense reimbursements for the three months ended March 31, 2012 and less than $0.1 million for the three months ended March 31, 2011.

We pay the Advisor or its affiliates a debt financing fee of 1% of the amount available under any loan or line of credit made available to us.  It is anticipated that the Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us.  We incurred no debt financing fees for the three months ended March 31, 2012 and 2011.

We pay the Advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties.  We incurred no such fees for the three months ended March 31, 2012 or 2011.

We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity II Management Services, LLC (“BHO II Management”), or its affiliates, fees for the management, leasing, and construction supervision of our properties.  Property management fees are 4.5% of the gross revenues of the properties managed by BHO II Management or its affiliates, plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a third-party property manager in respect of a property, BHO II Management or its affiliates receives an oversight fee equal to 0.5% of the gross revenues of the property managed.  In no event will BHO II Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay BHO II Management directly for its services, we will pay BHO II Management a management fee or oversight fee, as applicable, based only on our economic interest in the property.  We incurred and expensed property management fees or oversight fees to BHO II Management of approximately $0.1 million for each of the three months ended March 31, 2012 and 2011.

We pay the Advisor or its affiliates a monthly asset management fee of one-twelfth of 1.0% of the sum of the higher of the cost or value of each asset.  For the three months ended March 31, 2012 and 2011, we expensed $0.7 million and $0.6 million, respectively, of asset management fees.

We reimburse the Advisor or its affiliates for all expenses paid or incurred by the Advisor in connection with the services provided to us, subject to the limitation that we will not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (A) 2% of our average invested assets, or (B) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period.  Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the three months ended March 31, 2012 and 2011, we incurred and expensed such costs for administrative services of $0.3 million and $0.2 million, respectively.

We are dependent on Behringer Securities, the Advisor, and BHO II Management for certain services that are essential to us, including asset acquisition and disposition decisions, property management and leasing services, and other general administrative responsibilities.  In the event that these companies were unable to provide us with their respective services, we would be required to obtain such services from other sources.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

15.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below:

	Three months ended March 31,
	2012	2011

Interest paid	$2,406	$1,855

Non-cash investing activities:
Capital expenditures for real estate in accounts payable	$879	$543
Capital expenditures for real estate in accrued liabilities	$339	$510

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$2,074	$1,872
Accrued dividends payable	$14,152	$982
Offering costs payable to related parties	$—	$23
Redemption of stock in accrued liabilities	$—	$541

16.          Discontinued Operations

On December 22, 2011, we sold Archibald Business Center for a contract price of $15 million.  The results of operations for Archibald Business Center and the Palms of Monterrey which was sold on January 5, 2012 have been classified as discontinued operations in the accompanying consolidated statements of operations.

	Three Months Ended March 31,
	2012	2011
Rental revenue	$94	$1,419

Expenses
Property operating expenses	63	422
Interest expense	28	423
Real estate taxes	3	108
Property management fees	11	34
Asset management fees	—	5
Depreciation and amortization	—	456
Total expenses	105	1,448
Interest income, net	1	—
Loss on early extinguishment of debt (1)	(1,236)	—
Gain on sale of real estate property	9,264	—
Income (loss) from discontinued operations	$8,018	$(29)

(1)         Loss on early extinguishment of debt for the three months ended March 31, 2012 was approximately $1.2 million and was comprised of the write-off of deferred financing fees and an early termination fee.

The major classes of assets and liabilities associated with the real estate held for sale as of December 31, 2011was as follows (in thousands):

December 31, 2011
Land and improvements, net	$6,316
Building and improvements, net	22,294
Furniture, fixtures and equipment, net	810
Assets associated with real estate held for sale	$29,420

Obligations associated with real estate held for sale	$37

17.          Subsequent Events

On April 5, 2012, we acquired Alte Jakobstraße 79-80 (“Alte Jakobstraße”), a multi-tenant office building located in Berlin, Germany, from an unaffiliated third party.  The purchase price for Alte Jakobstraße, excluding closing costs, was approximately €8.4 million or approximately $11.1 million based on the exchange rate in effect on April 5, 2012.  We funded the purchase price with proceeds from the Follow-On Offering and financing activities.  In connection with the acquisition of

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Alte Jakobstraße, on April 5, 2012, we entered into a loan for €5.9 million or approximately $7.8 million based on the exchange rate in effect on April 5, 2012 (the “Loan”) with an unaffiliated third party.  The Loan bears interest at a fixed annual rate of approximately 2.3% for three years and must be repaid in the amount of 4% annually of the original loan amount plus interest.  The Loan must be repaid in its entirety by December 30, 2015. The Loan is secured by Alte Jakobstraße, including the leases and rents.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described herein and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2012 and the factors described below:

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

Executive Overview

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic basis.  In particular, we focus generally on acquiring commercial properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  In addition, our opportunistic investment strategy may also include investments in loans secured by or related to real estate at more attractive rates of current return than have been available for some time.  Such loan investments may have capital gain characteristics, whether as a result of a discount purchase or related equity participations.  We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties.  These properties may be existing, income-producing properties, newly constructed properties or properties under development or construction and may include multifamily properties purchased for conversion into condominiums or single-tenant properties that may be converted for multi-tenant use.  Further, we may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  We also may originate or invest in collateralized mortgage-backed securities and mortgage, bridge or mezzanine loans, or in entities that make investments similar to the foregoing.  We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on current market conditions.

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

Prior to termination of the Initial Offering, on September 13, 2010, we filed a second Registration Statement on Form S-11 with the SEC to register up to 75,000,000 shares of our common stock for sale to the public in the Follow-On Offering, of which 25,000,000 shares were offered pursuant to the DRP.  On July 5, 2011, the Follow-On Offering registration statement was declared effective by the SEC and we commenced offering shares under the Follow-on Offering.  We terminated the primary portion of the Follow-On Offering on March 15, 2012 and discontinued offering shares under the DRP effective April 2, 2012.  Through March 31, 2012, we raised gross offering proceeds of approximately $264.6 million from the sale of approximately 26.6 million shares under the Offerings, including shares sold under the DRP.

Market Outlook

After several months of positive economic reports, March 2012 was a disappointment.  Economic data related to employment, housing and manufacturing were below analysts’ expectations.  Whether 2012 will be a repeat of the last two years, when the year started off favorably but slowed in the spring remains to be seen.  On the positive side, there are a few differences between this period and the other years.  Oil prices, which were a significant cause for last year’s slump, have begun to moderate and with demand down, these trends may continue.  The European debt crisis, although still not fully resolved, does not appear to have the same effect on the U.S. as in the past.  Also, the natural disasters that disrupted global supply chains have not reoccurred.

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

The demand for health care services, and consequently health care properties, is projected to reach unprecedented levels in the near future.  The Centers for Medicare and Medicaid Services project that national health care expenditures will rise to $3.5 trillion in 2015, or 18.2% of gross domestic product.  The annual growth in national health expenditures for 2012 through 2019 is expected to be 6.3%, which is 0.2% faster than pre-health care reform estimates.  While demographics are the primary driver of demand, economic conditions and availability of services contribute to health care service utilization rates.  We believe the health care property market may be less susceptible to fluctuations and economic downturns relative to other property sectors.

The total U.S. population is projected to increase by 20.4% through 2030.  The population aged 65 and over is projected to increase by 79.2% through 2030.  This population is an important component of health care utilization.  Most health care services are provided within a health care facility such as a hospital, a physician’s office or a senior housing facility.

The hospitality industry is beginning to see early signs of a recovering economy.  Smith Travel Research indicates that the national overall occupancy rate for hospitality properties in the United States rose from 54.9% in the first quarter of 2011 to 56.8% in the first quarter of 2012.  The national overall Average Daily Rate has also risen, from $99.37 in the first quarter of 2011 to $103.54 in the first quarter of 2012.  This positive growth in the hospitality industry is expected to continue.

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

Current interest rates and the availability of multifamily financing are also favorable factors in the multifamily sector.  In the last 15 months, five and ten year treasury rates have declined approximately 1%, and as of March 31, 2012 are approximately 1% and 2%, respectively.  Competition for multifamily financing, particularly high quality, stabilized communities such as ours, has also added to the favorable financing environment.  In addition to government sponsored entities, insurance companies and commercial banks have been aggressive lenders in our sector.  While there is a risk that the European debt crisis, future legislative restrictions on Fannie Mae and Freddie Mac multifamily lending, or inflationary or capital pressures could eventually reverse these trends resulting in increased lending costs for multifamily, thus far this has not occurred.

Unlike traditional multifamily housing, all leases for student housing property typically commence and terminate on the same dates.  In the case of our typical student housing leases, this date coincides with the commencement of the fall academic term with the leases typically terminating at the completion of the last summer school session of the academic year. As such, we must re-lease each property in its entirety each year, resulting in significant turnover in our tenant population from year to year.  As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in January and ends in August of each year.  Our properties’ occupancy rates are therefore typically relatively stable during the August to July academic year, but are susceptible to fluctuation at the commencement of each new academic year, which may be greater than the fluctuation in occupancy rates experienced by traditional multifamily properties.

Liquidity and Capital Resources

Our principal demands for funds will be for the (a) acquisition of real estate and real estate-related assets, (b) payment of operating expenses and (c) payment of interest on our outstanding indebtedness.  Generally, we expect to meet cash needs for the payment of operating expenses and interest on our outstanding indebtedness from our cash flow from operations.  To the extent that our cash flow from operations is not sufficient to cover our operating expenses, interest on our outstanding indebtedness, redemptions or distributions, we expect to use any proceeds not invested from the Offerings, borrowings and asset sales to fund such needs.

We continually evaluate our liquidity and ability to fund future operations and debt obligations.  As part of those analyses, we consider lease expirations and other factors.  Leases at our consolidated office and industrial properties representing 33% of our annualized base rent will expire by the end of 2013.  As a normal course of business, we are pursuing renewals, extensions and new leases.  If we are unable to renew or extend the expiring leases under similar terms or are unable to negotiate new leases, it would negatively impact our liquidity and adversely affect our ability to fund our ongoing operations.

Portfolio Lease Expirations

The following table presents lease expirations for non-cancelable leases for our consolidated office and industrial properties as of March 31, 2012 ($ in thousands):

Year of Expiration	Number of Leases Expiring	Annualized Base Rent(1)	Percent of Portfolio Annualized Base Rent Expiring	Leased Rentable Sq. Ft.	Percent of Portfolio Rentable Sq. Ft. Expiring

2012	47	$2,573	15%	122,564	12%
2013	46	3,099	18%	282,147	28%
2014	34	3,079	17%	198,551	20%
2015	43	2,387	14%	107,388	11%
2016	36	2,890	16%	133,689	13%
Thereafter	32	3,514	20%	157,356	16%

Total	238	$17,542	100%	1,001,695	100%

(1) Represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to the expiration multiplied by 12, without consideration of tenant contraction or termination rights.  Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

Geographic Diversification

The following table shows the geographic diversification of our real estate portfolio for those properties that we consolidate into our financial statements as of March 31, 2012 ($ in thousands):

Location	2012 Revenue(1)	Percentage of 2012 Revenue
Florida	$5,106	46%
Hawaii	2,474	22%
Georgia	1,147	10%
Tennessee	993	9%
Colorado	854	8%
International	249	2%
California	233	2%
Texas	116	1%
	$11,172	100%

(1) 2012 Revenue represents contractual base rental income of our office and industrial properties and does not take into account any rent concessions or prospective rent increase, as well as revenue from our multifamily, hotel properties, student housing and self-storage excluding tenant reimbursements, without consideration of tenant contraction or termination rights.

Tenant Diversification

As of March 31, 2012, no single tenant represented more than 10% of our revenues.  As an opportunistic fund, we utilize a business model driven by investment strategy and expected performance characteristics. Accordingly, we have investments in several types of real estate, including office, hotel, multifamily, industrial, student housing and self-storage.

The following table shows the tenant diversification of our real estate portfolio for those office and industrial properties we consolidate on our financial statements as of March 31, 2012.  In addition, we have approximately 1,107 leases at our three multifamily properties.  These multifamily leases are short-term in nature and are not reflected in the table below ($ in thousands).

Tenant Diversification	Leases at March 31, 2012	Percentage of March 31, 2012 Leases	2012 Annualized Base Rent (1)	Percentage of 2012 Annualized Base Rent	Leased Rentable Sq. Ft.	Percentage of Leased Rentable Sq. Ft.
Health Care and Social Assistance	202	85%	$11,958	68%	533,408	53%
Professional, Scientific, and Technical Services	14	6%	2,104	12%	99,332	10%
Transportation and Warehousing	3	1%	1,171	7%	272,576	27%
Finance and Insurance	3	1%	1,066	6%	45,429	5%
Utilities	2	1%	399	2%	13,892	1%
Retail Trade	7	3%	305	2%	10,613	1%
Real Estate and Rental & Leasing	3	1%	271	1%	11,173	1%
Educational Services	3	1%	264	2%	15,000	1%
Accommodation and Food Services	1	1%	4	0%	272	1%
	238	100%	$17,542	100%	1,001,695	100%

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

We expect to fund our short-term liquidity requirements by using the net proceeds from the Follow-On Offering, cash flow from the operations of investments we acquire, and asset sales.  Operating cash flows are expected to increase as additional real estate assets are added to the portfolio and our existing portfolio stabilizes.  Although we intend to diversify our real estate portfolio, to the extent our portfolio is concentrated in certain geographic regions, types of assets, industries or business sectors, downturns relating generally to such regions, assets, industry or business sectors may result in tenants defaulting on their lease obligations at a number of our properties within a short time period.  Such defaults could negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.

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

We intend to borrow money to acquire properties and make other investments.  There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment.  Under our charter, the maximum amount of our indebtedness is limited to 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors.  In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Our policy limitation, however, does not apply to individual real estate assets and apply once we have invested substantially all of our capital from the Follow-On Offering.  We terminated the primary portion of the follow-on offering effective March 15, 2012 and discontinued offering of shares of our common stock under the DRP effective April 2, 2012.  As a result, we expect to borrow more than 75% of the contract purchase price of each real estate asset we acquire during the early periods of our operations to the extent our board of directors determines that borrowing at these levels is prudent.

The debt markets have experienced pervasive and fundamental disruptions.  Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions, developments and investments.  This may result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders.  In addition, the dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which in turn: (a) leads to a decline in real estate values generally; (b) slows real estate transaction activity; (c) reduces the loan to value ratio upon which lenders are willing to extend debt; and (d) results in difficulty in refinancing debt as it becomes due, all of which may reasonably be expected to have a material adverse impact on the value of real estate investments and the revenues, income or cash flow from the operations of real properties and mortgage loans. In addition, the current state of the debt markets has negatively impacted our ability to raise equity capital.

Debt Financings

We may, from time to time, obtain mortgage, bridge or mezzanine loans for acquisitions and investments, as well as property development.  We may obtain financing at the time an asset is acquired or an investment is made or at such later time as determined to be necessary, depending on multiple factors.

At March 31, 2012, our notes payable balance was $219.9 million.  We have unconditionally guaranteed payment of the note payable related to 1875 Lawrence which has a maturity date of December 31, 2012 for an amount not to exceed the lesser of (i) $11.75 million and (ii) 50% of the total amount advanced under the loan agreement if the aggregate amount advanced is less than $23.5 million.  We currently plan on refinancing the note payable or exercising the one year extension option pursuant to the terms under the loan agreement.  We have guaranteed payment of certain recourse liabilities with respect to certain nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the notes payable related to the Courtyard Kauai at Coconut Beach Hotel.

Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios and liquidity.  As of March 31, 2012, we believe we were in compliance with the debt covenants under our loan agreements.  We were not in compliance with a certain covenant under the Interchange Business Center loan at April 1, 2012 and as a result, we made an immediately due principal payment of $0.8 million and, subject to certain covenants, an additional amount of up to $1.9 million may be due by July 1, 2012.

One of our principal long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of March 31, 2012.  The table does not represent any extension options ($ in thousands).

	Payments Due by Period
	April 1, 2012 - December 31, 2012	2013	2014	2015	2016	Thereafter	Total
Principal payments - variable rate debt	$20,492	$19,619	$—	$38,000	$—	$—	$78,111
Principal payments - fixed rate debt	1,981	2,236	2,857	12,497	19,288	102,927	141,786
Interest payments - variable rate debt (based on rates in effect as of March 31, 2012)	1,019	1,951	459	431	—	—	3,860
Interest payments - fixed rate debt	6,532	6,518	6,398	6,036	5,056	8,267	38,807
Operating leases(1)	220	293	293	301	301	21,528	22,936

Total	$30,244	$30,617	$10,007	$57,265	$24,645	$132,722	$285,500

(1) Our operating leases consist of ground leases on each of eight buildings acquired in connection with the purchase of the Original Florida MOB Portfolio.  Each ground lease is for a term of 50 years, with a 25-year extension option.  The annual payment for each ground lease increases by 10% every five years.

Results of Operations

As of March 31, 2012, we had ten real estate investments which were consolidated in our consolidated financial statements.

•                  1875 Lawrence, an office building located in Denver, Colorado;

•                  Holstenplatz, an office building located in Hamburg, Germany;

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

•                  Interchange Business Center, an 80% interest in a four-building Class A industrial property located in San Bernardino, California;

•                  River Club and the Townhomes at River Club, an 85% interest in a 1,128-bed student housing portfolio located near the University of Georgia campus in Athens, Georgia;

•                  Babcock Self Storage, an 85% interest in a 537-unit self storage facility located in San Antonio, Texas;

•                  The Lakes of Margate, a 92.5% interest in a 280-unit garden style multifamily community located in Margate, Florida; and

•                  Arbors Harbor Town, a 94% interest in a 345-unit garden style multifamily community located in Memphis, Tennessee.

As of March 31, 2011, we had ten real estate and real estate-related investments, seven of which were consolidated in our continuing operations for the periods presented:

•                  1875 Lawrence;

•                  PAL Loan;

•                  Palms of Monterrey;

•                  Holstenplatz;

•                  Archibald Business Center;

•                  Parrot’s Landing;

•                  Florida MOB Portfolio;

•                  Courtyard Kauai Coconut Beach Hotel; and

•                  Interchange Business Center.

In addition, we had a noncontrolling, unconsolidated interest in an investment that was accounted for using the equity method of accounting, a net 16% interest in a two-building industrial warehouse complex, Inland Empire Distribution Center, in San Bernardino, California.  On September 22, 2011, we sold Inland Empire Distribution Center to an unaffiliated third party.

Three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Revenues.  Revenues for the three months ended March 31, 2012 were $12.3 million, an increase of $3.1 million from the three months ended March 31, 2011.  The change in revenue is primarily due to:

•                  an increase in rental revenue of $3.4 million due to the acquisition of four consolidated properties during 2011; and

•                  an increase of hotel revenue of $0.8 million at the Courtyard Kauai at Coconut Beach Hotel.

For the three months ended March 31, 2011, we earned $1.2 million of interest income from our real estate loan receivable related to the PAL Loan.  The debtor associated with the PAL real estate loan receivable exercised its option to prepay the entire balance of the loan on August 15, 2011.

Property Operating Expenses.  Property operating expenses for the three months ended March 31, 2012 were $5.9 million and were comprised of operating expenses for the ten properties we consolidated.  We expect property operating expenses to increase as we continue to acquire properties and recognize the full year of expenses subsequent to earlier acquisitions.  Property operating expenses for the three months ended March 31, 2011 were $4.2 million and were comprised of operating expenses for the six properties we consolidated and the PAL Loan.

Interest Expense.  Interest expense for the three months ended March 31, 2012 was $2.6 million as compared to $1.8 million for the three months ended March 31, 2011.  As of March 31, 2012, our notes payable balance was $219.9 million as compared to a notes payable balance of $177.2 million at March 31, 2011.

Real Estate Taxes.  Real estate taxes for the three months ended March 31, 2012 were $1.4 million related to our consolidated properties.  Real estate taxes for the three months ended March 31, 2011 were $1.1 million.

Property Management Fees.  Property management fees related to our consolidated properties for the three months ended March 31, 2012 were $0.4 million.  Property management fees for the three months ended March 31, 2011 were $0.3 million.

Asset Management Fees.  Asset management fees for the three months ended March 31, 2012 were $0.8 million and consisted of asset management fees related to our ten consolidated properties.  Asset management fees for the three months ended March 31, 2011 were $0.6 million and consisted of asset management fees related to our six consolidated properties and the PAL Loan we consolidated in 2011.

General and Administrative Expenses.  General and administrative expenses for the three months ended March 31, 2012 were $0.6 million, as compared to $0.5 million for the three months ended March 31, 2011, and were comprised of auditing fees, legal fees, board of directors’ fees and other administrative expenses.  We expect general and administrative expense to increase as a result of certain costs capitalized during the Offerings that will now be expensed as a result of its termination.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended March 31, 2012 was $4.4 million and was comprised of depreciation and amortization expense related to our ten consolidated properties.  Depreciation and amortization expense for the three months ended March 31, 2011 was $3.7 million and was comprised of depreciation and amortization related to our six consolidated properties and the PAL Loan we consolidated in 2011.

See Note 17 to Consolidated Financial Statements for further information regarding discontinued operations.

Cash Flow Analysis

Cash used in operating activities for the three months ended March 31, 2012 was $0.8 million and was primarily comprised of the net income of $4.1 million, adjusted for depreciation and amortization, including amortization of deferred financing fees of $4.6 million, offset by a gain on sale of the Palms of Monterrey of $9.3 million and cash used for working capital and other operating activities of approximately $1.6 million.  Cash used in operating activities for the three months ended March 31, 2011 was $0.4 million, and was comprised of the net loss of $3.4 million, adjusted for depreciation and amortization, including amortization of deferred financing fees of $4.3 million, equity in losses of our unconsolidated joint venture of $0.2 million, offset by cash used for working capital and other operating activities of approximately $1.5 million.

Cash provided by investing activities for the three months ended March 31, 2012 was $36.5 million, and was comprised of net proceeds from sale of the Palms of Monterrey of $38.7 million, offset by additions of property and equipment of $1.8 million and an increase in restricted cash of $0.3 million.  Cash used in investing activities for the three months ended March 31, 2011 was $0.2 million, and was comprised of cash used for additions of property and equipment, acquisition deposits and investments totaling approximately $1.6 million, offset by a decrease in restricted cash of $1.4 million.

Cash used in financing activities for the three months ended March 31, 2012 was $22.7 million, and was comprised of proceeds from notes payable, net of payments, of $20.2 million, cash distributions to our shareholders of $1.1 million, net contributions from non-controlling interest holders of $5.5 million, redemptions of common stock of $0.7 million, offset by the issuance of common stock, net of offering costs, of $5.6 million.  Cash provided by financing activities for the three months ended March 31, 2011 was $8 million, and was comprised of proceeds from notes payable, net of payments and financing costs, of $1.2 million, the issuance of common stock, net of offering costs, of $7.2 million, cash distributions to our shareholders of $0.9 million and net contributions from non-controlling interest holders of $0.5 million.

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) in the April 2002 “White Paper of Funds From Operations” which is net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property and impairments of depreciable real estate (including impairments of investments in unconsolidated joint ventures and partnerships which resulted from measurable decreases in the fair value of the depreciable real estate held by the joint venture or partnership), plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, subsidiaries, and noncontrolling interests as one measure to evaluate our operating performance.  In October 2011, NAREIT clarified the FFO definition to exclude impairment charges of depreciable real estate (including impairments of investments in unconsolidated joint ventures and partnerships which resulted from measurable decreases in the fair value of the depreciable real estate held by the joint venture or partnership).  We have calculated FFO for all periods presented in accordance with this clarification.

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

Our calculation of FFO for the three months ended March 31, 2012 and 2011 is presented below ($ in thousands except per share amounts):

	Three Months Ended March 31,
	2012	2011

Net income (loss) attributable to the Company	$3,693	$(2,967)
Adjustments for:
Real estate depreciation and amortization(1)	3,857	3,758
Gain on sale of real estate	(8,338)	—

Funds from operations (FFO)	$(788)	$791

GAAP weighted average shares:
Basic and diluted	25,728	22,824

FFO per share	$(0.03)	$0.03

Net gain (loss) per share	$0.14	$(0.13)

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

•                  Straight-line rental revenue of $0.1 million was recognized for the three months ended March 31, 2012 and 2011.  The noncontrolling interest portion of straight-line rental revenue for the three months ended March 31, 2012 and 2011 was less than $0.1 million.

•                  Net above/below market lease amortization of less than $0.1 million was recognized as an increase to rental revenue for the three months ended March 31, 2012 and 2011.  The noncontrolling interest portion of net above/below market lease amortization for the three months ended March 31, 2012 and 2011was less than $0.1 million.

•                  Amortization of deferred financing costs of $0.3 million and $0.2 million was recognized as interest expense for our notes payable for the three months ended March 31, 2012 and 2011, respectively.

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

On March 20, 2012, our board of directors declared a special distribution of $0.50 per share of common stock payable to our stockholders of record as of April 3, 2012 and determined to cease regular, monthly distributions in favor of payment of periodic distributions from excess proceeds from asset dispositions or from other sources as necessary to maintain our REIT tax status.  The payment date for the special distribution was on May 10, 2012.

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

The following summarizes certain information related to the sources of recent distributions ($ in thousands):

	March 31,
	2012	2011
Total Distributions Paid	$3,174	$2,773

Principal Sources of Funding:
Distribution Reinvestment Plan	$2,074	$1,872
Cash flow used in operating activities	$(831)	$(412)
Cash available at the beginning of the period (1)	$80,130	$49,375

(1) Represents the cash available at the beginning of the reporting period primarily attributable to excess funds raised from the issuance of common stock and borrowings, after the impact of historical operating activities, other investing and financing activities.

For the three months ended March 31, 2012 and 2011, both cash distributions and the operating shortfalls were funded from financing activities including proceeds from the Offerings and borrowings.  Future distributions declared and paid may exceed cash flow from operating activities or fund from operations until such time as we invest in additional real estate or real estate-related assets at favorable yields and our investments reach stabilization.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances, and profits have been eliminated in consolidation.  Interests in entities acquired will be evaluated based on applicable GAAP, which includes the requirement to consolidate entities deemed to be VIE; in which we are the primary beneficiary.  If the interest in the entity is determined not to be a VIE, then the entity will be evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement.

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

Real Estate

Upon the acquisition of real estate properties, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their fair values.  The acquisition date is the date on which we obtain control of the real estate property.  The assets acquired and liabilities assumed may consist of land, inclusive of associated rights, buildings, assumed debt, identified intangible assets and liabilities and asset retirement obligations.  Identified intangible assets generally consist of above-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.  Identified intangible liabilities generally consist of below market leases.  Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of the identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.  Acquisition-related costs are expensed in the period incurred.  Initial valuations are subject to change until our information is finalized, which is no later than twelve months from the acquisition date.

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods believed to be used by market participants.  The value of buildings is depreciated over the estimated useful life of 25 years using the straight-line method.

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

We believe the carrying value of our operating real estate is currently recoverable.  Accordingly, there were no impairment charges for the three or three months ended March 31, 2012 or 2011.  However, if market conditions worsen beyond our current expectations, or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

As of March 31, 2012, we maintained approximately $6 million in Euro-denominated accounts at European financial institutions of which $5 million was set aside for the Alte Jakobstraße acquisition in April 2012.  We currently have two investments in Europe, and as such, we believe that we are not materially exposed to any significant foreign currency fluctuations related to these accounts as we do not usually maintain large balances in European financial institutions unless such funds are required for capital needs.

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $219.9 million in notes payable at March 31, 2012, $78.6 million represented debt subject to variable interest rates, of which $40.6 million is subject to minimum interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.3 million.

Interest rate caps classified as assets were reported at their combined fair value of less than $0.1 million within prepaid expenses and other assets at March 31, 2012.  A 100 basis point decrease in interest rates would result in a less than $0.1 million net decrease in the fair value of our interest rate caps.  A 100 basis point increase in interest rates would result in a $0.2 million net increase in the fair value of our interest rate caps.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of March 31, 2012, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

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

The terms on which we redeem shares may differ between redemptions upon a stockholder’s death, “qualifying disability” (as defined in the share redemption program) or confinement to a long-term care facility (collectively, “Exceptional Redemptions”) and all other redemptions (“Ordinary Redemptions”).  Under our share redemption program in effect for the quarter ended March 31, 2012, the purchase price for shares redeemed under the redemption program is set forth below.

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

On March 20, 2012 our board of directors adopted the Second Amended and Restated Share Redemption Program (the “Amended SRP”), effective April 1, 2012.  The Amended SRP changed the prices at which we will redeem shares under the program and clarified the manner in which pricing under our share redemption program is adjusted in the event that our board of directors makes special distributions that it designates to cause such adjustment.  In addition, the Amended SRP revised the funding limitation for shares redeemed pursuant to the plan. In all other material respects, the terms of our share redemption program remain unchanged.  The purchase price for shares redeemed under the redemption program as amended is set forth below.

In the case of Ordinary Redemptions, prior to the first valuation conducted by our board or the Initial Board Valuation, the purchase price per share for the redeemed shares will equal 80% of the difference of (a) the Original Share Price less (b) the aggregate of any Special Distributions, distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed Shares.  On or after the Initial Board Valuation, the purchase price per share for the redeemed shares will equal the lesser of 80% of:

•                  the current estimated value per share (the “Valuation”) as determined in accordance with the Valuation Policy; and

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

Any shares approved for redemption will be redeemed on a periodic basis as determined from time to time by our board of directors, and no less frequently than annually.  We did not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  Our board of directors determined to suspend until further notice accepting Ordinary Redemptions effective April 1, 2012.  For periods beginning on or after April 1, 2012, the cash available for redemption in any quarterly period will generally be limited to no more than $250,000, and in no event more than $1,000,000 in any twelve-month period.  Prior to April 1, 2012, the cash available for redemption on any particular date was generally limited to the proceeds from our DRP during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period, plus, if we had positive operating cash flow during such preceding four fiscal quarters, 1% of all operating cash flow during such preceding four fiscal quarters.  The redemption limitations apply to all redemptions, whether Ordinary or Exceptional Redemptions.

For the three months ended March 31, 2012 our board of directors redeemed all 22 redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 80,262 shares redeemed for $0.7 million (approximately $9.03 per share).  We have funded all share redemptions with proceeds from the Offerings.

During the quarter ended March 31, 2012, we redeemed shares as follows:

2012	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
January	—	$—	—
February	80,262	$9.03	80,262	(1)
March	—	$—	—

	80,262	$9.03	80,262	(1)

(1) A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

Dated: May 11, 2012	By:	/s/ Andrew J. Bruce
Andrew J. Bruce
Chief Financial Officer
Principal Financial Officer

Index to Exhibits

Exhibit Number	Description
4.4	Second Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 4.4 to Form 10-K filed on March 28, 2012)

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*	Section 1350 Certification**

32.2*	Section 1350 Certification**

101**

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 11, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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