Form 10-Q
period 2012-06-30
Behringer Harvard Opportunity REIT II, Inc.
filed 2012-08-13
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, Behringer Harvard Opportunity REIT II, Inc. had 26,074,407 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

FORM 10-Q

Quarter Ended June 30, 2012

PART I

FINANCIAL INFORMATION

Item 1.              Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares)

(unaudited)

	June 30,	December 31,
	2012	2011
Assets
Real estate
Land and improvements, net	$88,494	$86,962
Buildings and improvements, net	227,572	218,839
Real estate under development	724	105
Total real estate	316,790	305,906

Assets associated with real estate held for sale	—	29,420
Cash and cash equivalents	69,254	80,130
Restricted cash	6,155	5,616
Accounts receivable, net	2,612	1,704
Receivable from related party	3,180	3,485
Prepaid expenses and other assets	2,217	1,596
Furniture, fixtures and equipment, net	6,930	7,219
Deferred financing fees, net	3,781	4,533
Lease intangibles, net	6,340	8,387
Total assets	$417,259	$447,996

Liabilities and Equity
Notes payable	$223,198	$239,757
Accounts payable	2,953	3,718
Acquired below-market leases, net	1,192	1,271
Distributions payable	—	1,069
Accrued and other liabilities	8,290	5,140
Obligations associated with real estate held for sale	—	37
Total liabilities	235,633	250,992

Commitments and contingencies

Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 26,074,407 and 25,267,048 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	3	3
Additional paid-in capital	233,400	225,968
Accumulated distributions and net loss	(60,581)	(43,657)
Accumulated other comprehensive income	(272)	83
Total Behringer Harvard Opportunity REIT II, Inc. equity	172,550	182,397
Noncontrolling interest	9,076	14,607
Total equity	181,626	197,004
Total liabilities and equity	$417,259	$447,996

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenues
Rental revenue	$10,102	$7,504	$19,934	$13,886
Hotel revenue	2,432	1,353	4,907	2,991
Interest income from real estate loan receivable	—	1,257	—	2,482

Total revenues	12,534	10,114	24,841	19,359

Expenses:
Property operating expenses	6,191	4,475	12,089	8,706
Interest expense	2,769	2,039	5,405	3,849
Real estate taxes	1,473	1,152	2,917	2,226
Property management fees	479	367	928	662
Asset management fees	852	776	1,670	1,394
General and administrative	767	576	1,391	1,054
Acquisition expense	729	1,109	729	1,454
Depreciation and amortization	4,096	3,277	8,492	6,988
Total expenses	17,356	13,771	33,621	26,333

Interest income, net	44	25	75	87
Other income	50	—	80	—

Loss from continuing operations before income taxes and equity in losses’of unconsolidated joint ventures	(4,728)	(3,632)	(8,625)	(6,887)
Equity in losses of unconsolidated joint ventures	—	(157)	—	(309)
Loss from continuing operations	(4,728)	(3,789)	(8,625)	(7,196)

Income (loss) from discontinued operations	(18)	52	8,001	23

Net loss	(4,746)	(3,737)	(624)	(7,173)

Noncontrolling interest in continuing operations	382	459	757	905
Noncontrolling interest in discontinued operations	4	7	(800)	30
Net (income) loss attributable to the noncontrolling interest	386	466	(43)	935

Net loss attributable to the Company	$(4,360)	$(3,271)	$(667)	$(6,238)

Amounts attributable to the Company
Continuing operations	$(4,346)	$(3,330)	$(7,868)	$(6,291)
Discontinued operations	(14)	59	7,201	53
Net loss attributable to the Company	$(4,360)	$(3,271)	$(667)	$(6,238)

Weighted average shares outstanding:
Basic and diluted	26,089	23,868	25,908	23,349

Net income (loss) per share
Continuing operations	$(0.17)	$(0.14)	$(0.30)	$(0.27)
Discontinued operations	—	—	0.28	—
Basic and diluted loss per share	$(0.17)	$(0.14)	$(0.02)	$(0.27)

Comprehensive income (loss):
Net loss	$(4,746)	$(3,737)	$(624)	$(7,173)
Other comprehensive income (loss):
Unrealized losses on interest rate derivatives	—	(238)	(1)	(242)
Foreign currency translation gain (loss)	(451)	67	(354)	256
Total other comprehensive income (loss)	(451)	(171)	(355)	14
Comprehensive loss	(5,197)	(3,908)	(979)	(7,159)
Comprehensive income (loss) attributable to noncontrolling interest	386	514	(43)	983
Comprehensive loss attributable to the Company	$(4,811)	$(3,394)	$(1,022)	$(6,176)

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Condensed Consolidated Statements of Equity

(unaudited)

(in thousands)

							Accumulated
	Convertible Stock		Common Stock		Additional	Accumulated	Other
	Number	Par	Number	Par	Paid-in	Distributions and	Comprehensive	Noncontrolling	Total
	of Shares	Value	of Shares	Value	Capital	Net (Loss)	Income (loss)	Interest	Equity
Balance at Janauary 1, 2011	1	$—	22,330	$2	$195,149	$(23,883)	$410	$10,533	$182,211

Issuance of common stock, net			2,097	—	19,172				19,172
Redemption of common stock			(80)		(735)				(735)
Distributions declared on common stock						(5,791)			(5,791)
Contributions from noncontrolling interest								2,812	2,812
Distributions to noncontrolling interest								(303)	(303)
Other comprehensive income (loss):
Unrealized losses on interest rate derivatives							(194)	(48)	(242)
Foreign currency translation gain							256		256
Net loss						(6,238)		(935)	(7,173)
Balance at June 30, 2011	1	$—	24,347	$2	$213,586	$(35,912)	$472	$12,059	$190,207

Balance at January 1, 2012	1	$—	25,267	$3	$225,968	$(43,657)	$83	$14,607	$197,004

Issuance of common stock, net			910	—	8,346				8,346
Redemption of common stock			(103)		(914)				(914)
Distributions declared on common stock						(16,257)			(16,257)
Contributions from noncontrolling interest								1,492	1,492
Distributions to noncontrolling interest								(7,066)	(7,066)
Other comprehensive income (loss):
Unrealized losses on interest rate derivatives							(1)	—	(1)
Foreign currency translation loss							(354)		(354)
Net income (loss)						(667)		43	(624)
Balance at June 30, 2012	1	$—	26,074	$3	$233,400	$(60,581)	$(272)	$9,076	$181,626

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(624)	$(7,173)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	8,451	7,630
Amortization of deferred financing fees	525	544
Equity in losses of unconsolidated joint venture	—	309
Gain on sale of discontinued operations	(9,264)	—
Loss on early extinguishment of debt	1,236	—
Change in operating assets and liabilities:
Accounts receivable	(908)	(231)
Interest receivable-real estate loan receivable	—	(1,247)
Prepaid expenses and other assets	(625)	(342)
Accounts payable	(918)	(655)
Accrued and other liabilities	2,583	695
Net receivables to related parties	274	(177)
Addition of lease intangibles	(236)	(358)
Cash provided by (used in) operating activities	494	(1,005)

Cash flows from investing activities:
Purchases of real estate	(11,039)	(33,881)
Proceeds from sale of discontinued operations	38,684	—
Additions to property and equipment	(5,982)	(4,583)
Change in restricted cash	(540)	3,311
Cash provided by (used in) investing activities	21,123	(35,153)

Cash flows from financing activities:
Financing costs	(1,013)	(716)
Proceeds from notes payable	7,311	27,549
Payments on notes payable	(23,369)	(788)
Issuance of common stock	6,142	16,874
Redemptions of common stock	(914)	(735)
Offering costs	(553)	(1,540)
Distributions	(14,536)	(1,873)
Contributions from noncontrolling interest holders	1,492	2,813
Distributions to noncontrolling interest holders	(7,066)	(303)
Cash provided by (used in) financing activities	(32,506)	41,281

Effect of exchange rate changes on cash and cash equivalents	13	110
Net change in cash and cash equivalents	(10,876)	5,233
Cash and cash equivalents at beginning of period	80,130	49,375
Cash and cash equivalents at end of period	$69,254	$54,608

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                                      Business and Organization

Business

Behringer Harvard Opportunity REIT II, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) was organized as a Maryland corporation on January 9, 2007 and has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes.

We acquire and operate commercial real estate and real estate-related assets.  In particular, we focus generally on acquiring commercial properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  In addition, our opportunistic investment strategy also includes investments in real estate-related assets that present opportunities for higher current income. Such investments may have capital gain characteristics, whether as a result of a discount purchase or related equity participations.  We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties. These properties may be existing, income-producing properties, newly constructed properties, or properties under development or construction.  They may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multi-tenant use.  We may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  Further, we also may originate or invest in collateralized mortgage-backed securities and mortgage, bridge or mezzanine loans, or in entities that make investments similar to the foregoing.  We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions.  We completed our first property acquisition, an office building located in Denver, Colorado, on October 28, 2008.  As of June 30, 2012, we had eleven real estate investments, all of which were consolidated into our condensed consolidated financial statements.

Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware on January 12, 2007 (“Behringer Harvard Opportunity OP II”).  As of June 30, 2012, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, was the sole general partner of Behringer Harvard Opportunity OP II and owned a 0.1% partnership interest in Behringer Harvard Opportunity OP II.  As of June 30, 2012, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of Behringer Harvard Opportunity OP II and owned the remaining 99.9% interest in Behringer Harvard Opportunity OP II.

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

Prior to termination of the Initial Offering, on September 13, 2010, we filed a second Registration Statement on Form S-11 with the SEC to register a follow-on public offering of up to 75,000,000 shares of our common stock for sale to the public (the “Follow-On Offering” and, together with the Initial Offering, the “Offerings”), of which 25,000,000 shares were being offered pursuant to the DRP.  On July 5, 2011, the Follow-On Offering was declared effective by the SEC, and we commenced offering shares under the Follow-On Offering.  We terminated the primary portion of the follow-on offering effective March 15, 2012 and discontinued offering shares of our common stock under the DRP effective April 2, 2012. Through June 30, 2012, we raised gross offering proceeds of approximately $265.3 million from the sale of approximately 26.7 million shares under the Offerings, including shares sold under the DRP.

In connection with our initial capitalization, on January 19, 2007, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer Harvard Holdings. Behringer Harvard Holdings transferred its shares of convertible stock to the Advisor on April 2, 2010.  As of June 30, 2012, we had 26.1 million shares of common stock outstanding, including the 22,471 shares issued to Behringer Harvard Holdings. As of June 30, 2012, we had 1,000 shares of convertible stock issued and outstanding to the Advisor.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We commenced operations on April 1, 2008 upon satisfaction of the conditions of our escrow agreement and our acceptance of initial subscriptions of common stock in the Initial Offering. Upon admission of new stockholders, subscription proceeds for the primary offerings were used for payment of dealer manager fees and selling commissions and could be utilized in the Offerings as consideration for investments and the payment or reimbursement of offering expenses and operating expenses.  Until required for such purposes, net offering proceeds are held in short-term, liquid investments. We are currently using the net proceeds from the Offerings primarily to acquire real estate and real estate-related assets consistent with our opportunistic investment strategy.  As of June 30, 2012, we had issued 26.7 million shares of our common stock, including 22,471 shares owned by Behringer Harvard Holdings and 2.2 million shares issued through the DRP.  As of June 30, 2012, we had redeemed 0.6 million shares of our common stock.

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

2.                                      Interim Unaudited Financial Information

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 28, 2012.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheet as of June 30, 2012, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2012 and 2011 and condensed consolidated statements of equity and cash flows for the six months ended June 30, 2012 and 2011 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our condensed consolidated financial position as of June 30, 2012 and December 31, 2011 and our condensed consolidated results of operations and cash flows for the periods ended June 30, 2012 and 2011.  Such adjustments are of a normal recurring nature.

3.                                      Summary of Significant Accounting Policies

Described below are certain of our significant accounting policies.  The disclosures regarding several of the policies have been condensed or omitted in accordance with interim reporting regulations specified by Form 10-Q.  Please see our Annual Report on Form 10-K for a complete listing of all of our significant accounting policies.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances, and profits have been eliminated in consolidation.  Interests in entities acquired will be evaluated based on applicable GAAP, which includes the requirement to consolidate entities deemed to be variable interest entities (“VIE”) in which we are the primary beneficiary.  If the interest in the entity is determined not to be a VIE, then the entity will be evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement.  In the Notes to Condensed Consolidated Financial Statements, all dollar and share amounts in tabulation are in thousands of dollars and shares, respectively, unless otherwise noted.

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

Notes to Condensed Consolidated Financial Statements

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

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense.

Anticipated amortization expense associated with the acquired lease intangibles for each of the following five years as of June 30, 2012 is as follows:

Year	Lease / Other Intangibles
July 1, 2012 - December 31, 2012	$793
2013	1,267
2014	758
2015	386
2016	248

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

				Acquired
	Buildings and	Land and	Lease	Below-Market
June 30, 2012	Improvements	Improvements	Intangibles	Leases
Cost	$242,412	$90,550	$15,666	$(2,394)
Less: depreciation and amortization	(14,840)	(2,056)	(9,326)	1,202

Net	$227,572	$88,494	$6,340	$(1,192)

				Acquired
	Buildings and	Land and	Lease	Below-Market
December 31, 2011	Improvements	Improvements	Intangibles	Leases
Cost	$228,999	$88,292	$16,210	$(2,232)
Less: depreciation and amortization	(10,160)	(1,330)	(7,823)	961

Net (1)	$218,839	$86,962	$8,387	$(1,271)

(1)          Excludes Palms of Monterrey, which was sold on January 5, 2012 (classified as held for sale at December 31, 2011)

Real Estate Held for Sale

We classify properties as held for sale when certain criteria are met, in accordance with GAAP.  At that time we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property.  Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell.  As of December 31, 2011, our Palms of Monterrey property was classified as held for sale and a sale of the property was completed on January 5, 2012.  We had no property classified as held for sale at June 30, 2012.

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

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

We believe the carrying value of our operating real estate is currently recoverable.  Accordingly, there were no impairment charges for the six months ended June 30, 2012 or 2011.  However, if market conditions worsen beyond our current expectations, or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Straight-line rental revenue of $0.1 million and $0.2 million was recognized in rental revenues for the three and six months ended June 30, 2012, respectively.  Straight-line rental revenue of $0.1 million and $0.2 million was recognized in rental revenues for the three and six months ended June 30, 2011, respectively.  Net below market lease amortization of less than $0.1 million and $0.1 million was recognized in rental revenues for the three and six months ended June 30, 2012, respectively.  Net below market lease amortization of $0.2 million and $0.3 million was recognized in rental revenues for the three and six months ended June 30, 2011, respectively.

Hotel revenue is derived from the operations of the Courtyard Kauai at Coconut Beach Hotel, consisting of guest room, food and beverage, and other revenue, and is recognized as the services are rendered.

Accounts Receivable

Accounts receivable primarily consist of receivables from our tenants related to our consolidated properties of $1.2 million and straight-line rental revenue receivables of $1 million as of June 30, 2012.  Accounts receivable primarily consist of receivables from our tenants related to our consolidated properties of $0.4 million and straight-line rental revenue receivables of $0.9 million as of December 31, 2011.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid directors’ and officers’ insurance, as well as prepaid insurance of our consolidated properties.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of five to seven years.  Maintenance and repairs are charged to operations as incurred while improvements to such assets are capitalized.  Accumulated depreciation associated with our furniture, fixtures, and equipment was $1.9 million and $1.2 million as of June 30, 2012 and December 31, 2011, respectively.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized to interest expense of our notes payable using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $1.8 million and $1.2 million as of June 30, 2012 and December 31, 2011, respectively.

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

As of June 30, 2012, we do not have any derivatives designated as net investment hedges or fair value hedges.  No derivatives were being used for trading or speculative purposes.  See Notes 5 and 11 for further information regarding our derivative financial instruments.

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

The Advisor will reimburse us to the extent that the total amount spent on organization and offering expenses in the Offerings (other than selling commissions and the dealer manager fee) exceeds 1.5% of the gross proceeds raised in the primary component of the Offerings.  Based on our current review of gross proceeds from our Offerings, we have recorded a receivable from the Advisor for approximately $3.8 million for organization and offering expenses that were previously reimbursed to the Advisor.  The receivable of $3.8 million is presented net of other payables of $0.6 million to the Advisor on our consolidated balance sheet.  We expect to receive payment from the Advisor for this receivable during the first quarter of 2013.

Organization and offering expenses are defined generally as any and all costs and expenses incurred by us in connection with our formation, preparing for the Offerings, the qualification and registration of the Offerings, and the marketing and distribution of our shares.  Organization and offering expenses include, but are not limited to, accounting and

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Foreign Currency Translation

For our international investment where the functional currency is other than the U.S. dollar, assets and liabilities are translated using period-end exchange rates, while the statement of operations amounts are translated using the average exchange rates for the respective period.  Gains and losses resulting from the change in exchange rates from period to period are reported separately as a component of accumulated other comprehensive income (loss) (“AOCI”).  Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations and comprehensive income (loss).

The Euro is the functional currency for the operations of Holstenplatz and Alte Jakobstraße.  We also maintain a Euro-denominated bank account that is translated into U.S. dollars at the current exchange rate at each reporting period.  For the six months ended June 30, 2012, the foreign currency translation adjustment was a loss of $0.4 million.  For the six months ended June 30, 2011, the foreign currency translation adjustment was a gain of $0.3 million.

Accumulated Other Comprehensive Income (Loss)

AOCI, which is reported in the accompanying consolidated statement of equity, consists of gains and losses affecting equity that are excluded from net income (loss) under GAAP.  The components of AOCI consist of cumulative foreign currency translation gains and losses and the unrealized gain on derivative instruments.

Stock-Based Compensation

We have adopted a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates.  We have not issued any stock-based awards under the plan as of June 30, 2012.

Concentration of Credit Risk

At June 30, 2012 and December 31, 2011, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Noncontrolling Interest

Noncontrolling interest represents the noncontrolling ownership interest’s proportionate share of the equity in our consolidated real estate investments.  Income and losses are allocated to noncontrolling interest holders based on their ownership percentage.

Earnings per Share

Net income (loss) per share is calculated based on the weighted average number of common shares outstanding during each period.  The weighted average shares outstanding used to calculate both basic and diluted income (loss) per share were the same for the three and six months ended June 30, 2012 and 2011, as there were no potentially dilutive securities outstanding.

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

4.                                      New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued updated guidance for fair value measurements.  The guidance amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this guidance did not have an impact on our financial statements except for disclosures.

In June 2011, the FASB issued updated guidance related to comprehensive income.  The guidance requires registrants to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally, registrants will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Due to our early adoption, this guidance did not have a material impact on our financial statements.

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

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, implied volatilities, and foreign currency exchange rates.

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

June 30, 2012	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$3	$—	$3

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$19	$—	$19

Derivative financial instruments classified as assets are included in prepaid expenses and other assets on the balance sheet.

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

As of June 30, 2012 and December 31, 2011, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.  The notes payable of $223.2 million and $239.8 million as of June 30, 2012 and December 31, 2011, respectively, have a fair value of approximately $225.7 million and $242.2 million as of June 30, 2012 and December 31, 2011, respectively, based upon interest rates for debt with similar terms and remaining maturities that management believes we could obtain.  The fair value of the notes payable is categorized as a Level 2 basis.  The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities.  The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.  Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2012 and December 31, 2011.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.                                      Real Estate and Real Estate-Related Investments

As of June 30, 2012, we consolidated eleven real estate investments.  The following table presents certain information about our consolidated investments as of June 30, 2012:

Property Name		Location	Date Acquired		Ownership Interest
1875 Lawrence		Denver, CO	October 28, 2008		100%
Holstenplatz		Hamburg, Germany	June 30, 2010		100%
Parrot’s Landing		North Lauderdale, Florida	September 17, 2010		90%
Florida MOB Portfolio	(1)	South Florida	October 8, 2010/October 20, 2010	(1)	90	%(2)
Courtyard Kauai Coconut Beach Hotel		Kauai, Hawaii	October 20, 2010		80%
Interchange Business Center		San Bernardino, California	November 23, 2010		80%
River Club and the Townhomes at River Club		Athens, Georiga	April 25, 2011		85%
Babcock Self Storage		San Antonio, Texas	August 30, 2011		85%
Lakes of Margate		Margate, Florida	October 19, 2011		92.5%
Arbors Harbor Town		Memphis, Tennessee	December 20, 2011		94%
Alte Jakobstraße		Berlin, Germany	April 5, 2012		99.7%

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

Real Estate Asset Acquisitions

Alte Jakobstraße

On April 5, 2012, we acquired Alte Jakobstraße 79-80 (“Alte Jakobstraße”), a multi-tenant office building located in Berlin, Germany, from an unaffiliated third party.  The purchase price for Alte Jakobstraße, excluding closing costs, was approximately €8.4 million or approximately $11.1 million based on the exchange rate in effect on April 5, 2012.  We funded the purchase price with proceeds from the Follow-On Offering and financing activities.  In connection with the acquisition of Alte Jakobstraße, on April 5, 2012, we entered into a loan for €5.9 million or approximately $7.8 million ($7.3 million was funded as of June 30, 2012) based on the exchange rate in effect on April 5, 2012 (the “AJS Loan”) with an unaffiliated third party.  The AJS Loan bears interest at a fixed annual rate of approximately 2.3% for three years and must be repaid in the amount of 4% annually of the original loan amount plus interest.  The AJS Loan must be repaid in its entirety by December 30, 2015.  The AJS Loan is secured by Alte Jakobstraße, including the leases and rents.

Alte Jakobstraße contributed rental revenue of $0.3 million and a GAAP net loss of $0.2 million to our condensed consolidated statements of operations for the period from April 5, 2012 through June 30, 2012.  The following unaudited pro forma summary presents consolidated information as if the business combination had occurred on January 1, 2011:

	Pro Forma for the Six Months Ended June 30,
	2012	2011
Revenue	$25,164	$19,860
Net loss	$(761)	$(8,055)
Net loss per share	$(0.03)	$(0.35)

These pro forma amounts have been calculated after applying our accounting policies and adjusting the results of Alte Jakobstraße to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to the tangible and intangible assets had been applied from January 1, 2011.  Included in the pro forma net loss for both the six months ended June 30, 2012 and June 30, 2011 is depreciation and amortization expense of $0.3 million.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the six months ended June 30, 2012, we incurred $0.5 million in acquisition expenses related to the acquisition of Alte Jakobstraße.  The following table summarizes the amounts of identified assets acquired at the acquisition date:

Alte Jakobstraße
Land	$2,367
Buildings	8,523
Lease intangibles, net	333
Acquired below-market leases, net	(184)
Total identifiable net assets	$11,039

We are in the process of finalizing our acquisition allocations, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.

Real Estate Asset Dispositions

Palms of Monterrey

On January 5, 2012, we sold the Palms of Monterrey for a contract sales price of $39.3 million, excluding transaction costs.  A portion of the proceeds from the sale was used to fully satisfy the existing indebtedness of $19.7 million associated with the property.  The Palms of Monterrey was classified as held for sale on our consolidated balance sheet as of December 31, 2011.  See Note 16 for further information regarding discontinued operations.

8.                                      Real Estate Loan Receivable

PAL Loan

On August 14, 2009, we entered into a loan agreement with an unaffiliated third party borrower to provide up to $25 million of second lien financing for the privatization of, and improvements to, approximately 3,200 hotel lodging units on ten U.S. Army installations.  On August 15, 2011, the debtor associated with the PAL Loan exercised its option to prepay the entire balance of the loan.  We had no investments in real estate loans receivable as of June 30, 2012 and December 31, 2011.  During the six months ended June 30, 2012 and 2011, we earned zero and $2.5 million in interest income from the PAL Loan, respectively.

9.                                      Notes Payable

The following table sets forth information on our notes payable as of June 30, 2012 and December 31, 2011.

	Notes Payable as of		Interest	Maturity
Description	June 30, 2012	December 31, 2011	Rate	Date
1875 Lawrence	$20,927	$21,016	30-day LIBOR + 2.5% (1)(2)	12/31/12
Interchange Business Center	16,919	19,619	30-day LIBOR + 5% (1)(3)	12/01/13
Holstenplatz	9,844	10,084	3.887%	04/30/15
Courtyard Kauai at Coconut Beach Hotel	38,000	38,000	30-day LIBOR + .95% (1)	11/09/15
Florida MOB Portfolio - Palmetto Building	6,150	6,222	4.55%	01/01/16
Florida MOB Portfolio - Victor Farris Building	12,397	12,542	4.55%	01/01/16
Palms of Monterrey	—	19,700	30-day LIBOR + 3.35% (1)(4)	07/01/17
Parrot’s Landing	28,764	29,013	4.23%	10/01/17
Florida MOB Portfolio - Gardens Medical Pavilion	14,551	14,713	4.9%	01/01/18
River Club and the Townhomes at River Club	25,200	25,200	5.26%	05/01/18
Babcock Self Storage	2,245	2,265	5.80%	08/30/18
Lakes of Margate	15,284	15,383	5.49% and 5.92%	01/01/20
Arbors Harbor Town	26,000	26,000	3.985%	01/01/19
Alte Jakobstraße	6,917	—	2.3%	12/30/15
	$223,198	$239,757

(1) 30-day LIBOR was 0.25% at June 30, 2012.

(2) The loan has a minimum interest rate of 6.25%.

(3) The 30-day LIBOR rate is set at a minimum value of 2.5%.

(4) The loan has a maximum interest rate of 7%.

At June 30, 2012, our notes payable balance was $223.2 million and consisted of the notes payable related to our consolidated properties.  We have unconditionally guaranteed payment of the note payable related to 1875 Lawrence for an amount not to exceed the lesser of (i) $11.75 million and (ii) 50% of the total amount advanced under the loan agreement if

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the aggregate amount advanced is less than $23.5 million.  We currently plan on refinancing the note payable or exercising the one year extension option pursuant to the terms under the loan agreement.  We have guaranteed payment of certain recourse liabilities with respect to certain nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the notes payable related to the Courtyard Kauai at Coconut Beach Hotel.  On January 5, 2012, the Palms of Monterrey was sold to an unaffiliated third party.  A portion of the proceeds from the sale of the assets were used to fully satisfy the existing indebtedness of $19.7 million associated with the property.

We are subject to customary affirmative, negative, and financial covenants and representations, warranties and borrowing conditions, all as set forth in our loan agreements.  As of June 30, 2012, we believe we were in compliance with the covenants under our loan agreements.

The following table summarizes our contractual obligations for principal payments as of June 30, 2012:

Year	Amount Due
July 1, 2012 - December 31, 2012	$22,192
2013	19,419
2014	3,122
2015	56,182
2016	19,284
Thereafter	102,999

$223,198

10.                               Leasing Activity

Future minimum base rental payments of our office and industrial properties due to us under non-cancelable leases in effect as of June 30, 2012 for our consolidated properties are as follows:

July 1, 2012 - December 31, 2012	$15,013
2013	13,765
2014	10,474
2015	7,929
2016	5,284
Thereafter	7,077

Total	$59,542

The schedule above does not include rental payments due to us from our multifamily properties, hotel properties, student housing and self-storage, as leases associated with these properties typically are for periods of one year or less.  As of June 30, 2012, none of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.

11.                               Derivative Instruments and Hedging Activities

We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations.  The hedging strategy of entering into interest rate caps and swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.

In October 2010, we entered into a new interest rate cap agreement related to the debt on the Courtyard Kauai Coconut Beach Hotel, and in November 2010, we entered into an interest rate cap agreement related to our debt on Interchange Business Center.

Derivative instruments classified as assets were reported at their combined fair values of less than $0.1 million in prepaid expenses and other assets at June 30, 2012 and December 31, 2011.  During the six months ended June 30, 2012 and 2011, we recorded an unrealized loss of less than $0.1 million and $0.2 million to AOCI in our statement of equity to adjust the carrying amount of the interest rate caps qualifying as hedges at June 30, 2012 and 2011, respectively.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The table below presents the fair value of our derivative financial instruments, as well as their classification on the consolidated balance sheets as of June 30, 2012 and December 31, 2011.

	Balance
Derivatives designated as	Sheet	Asset Derivatives
hedging instruments:	Location	June 30, 2012	December 31, 2012

Interest rate derivative contracts	Prepaid expenses and other assets	$3	$19

The table below presents the effect of our derivative financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2012 and 2011.

Derivatives in Cash Flow Hedging Relationships
Amount of Loss Recognized in AOCI on Derivative (Effective Portion)		Amount of Loss Recognized in AOCI on Derivative (Effective Portion)
Three Months Ended June 30,		Six Months Ended June 30,
2012	2011	2012	2011
$—	$(238)	$(1)	$(242)

Derivatives in Cash Flow Hedging Relationships
Amount of Loss Reclassifed from AOCI into Income (Effective Portion)		Amount of Loss Reclassifed from AOCI into Income (Effective Portion)
Three Months Ended June 30,		Six Months Ended June 30,
2012	2011	2012	2011
$(8)	$—	$(14)	$—

12.                               Commitments and Contingencies

Our operating leases consist of ground leases on each of eight buildings acquired in connection with the purchase of the Original Florida MOB Portfolio.  Each ground lease is for a term of 50 years, with a 25-year extension option.  The annual payment for each ground lease increases by 10% every five years.  For the three and six months ended June 30, 2012, we incurred $0.1 million and $0.2 million, respectively, in lease expense related to our ground leases.  For the three and six months ended June 30, 2011, we incurred $0.1 million and $0.2 million, respectively, in lease expense related to our ground leases.  Future minimum lease payments for all operating leases from June 30, 2012 are as follows:

July 1, 2012 - December 31, 2012	$147
2013	293
2014	293
2015	301
2016	301
Therafter	21,528
Total	$22,863

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13.                               Distributions

Distributions are authorized at the discretion of our board of directors based on its analysis of our performance over the previous period and expectations of performance for future periods.  These analyses may include actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, general financial and market conditions and other factors that our board deems relevant.  The board’s decision will be influenced, in substantial part, by its obligation to ensure that we maintain our status as a REIT.  In light of the continued uncertainty in the global financial and real estate markets, we cannot provide assurance that we will be able to achieve expected cash flows necessary to pay distributions at any particular level, or at all.  On March 20, 2012, our board of directors declared a special distribution of $0.50 per share of common stock payable to our stockholders of record as of April 3, 2012 and determined to cease regular, monthly distributions in favor of payment of periodic distributions from excess proceeds from asset dispositions or from other sources as necessary to maintain our REIT tax status.  The special distribution payment was made on May 10, 2012.

Until our investments are generating sufficient operating cash flow to fully fund the payment of distributions to our stockholders, we have paid and may pay some or all of our distributions from sources other than operating cash flow.  We have, for example, generated cash to pay distributions from financing activities, components of which may include proceeds from the Offerings and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow.  We have also utilized cash from refinancings and dispositions, the components of which may represent a return of capital and/or the gains on sale.  In addition, from time to time, our Advisor may agree to waive or defer all or a portion of the acquisition, asset management or other fees or incentives due to it, pay general administrative expenses, or otherwise supplement investor returns in order to increase the amount of cash that we have available to pay distributions to our stockholders.

Total distribution paid to stockholders during the three months ending June 30, 2012 were $14.1 million consisting of the special cash distribution of $13 million and the regular distribution of $1.1 million.  The special cash distribution was funded from proceeds from asset dispositions and the regular distribution was funded from cash flow provided by operations.  Total distribution paid to stockholders during the six months ending June 30, 2012 were $17.3 million consisting of the special cash distribution of $13 million and the regular distribution of $4.3 million.  A portion of the $4.3 million regular distributions to stockholders were funded from cash flow provided by operations.  For the six months ended June 30, 2011, both cash distributions and the operating shortfalls were funded from financing activities including proceeds from the Offerings and borrowings.  Future distributions declared and paid may exceed cash flow from operating activities until such time as we invest in additional real estate or real estate-related assets at favorable yields and our investments reach stabilization.

Distributions paid to stockholders were funded through various sources, including cash flow from operating activities, proceeds raised as part of our Offerings, reinvestment through our DRP and additional borrowings.  The following summarizes certain information related to the sources of recent distributions:

	June 30,
	2012	2011
Total Distributions Paid	$17,326	$5,736

Principal Sources of Funding:
Distribution Reinvestment Plan	$2,790	$3,863
Cash flow provided by (used in) operating activities	$494	$(1,005)
Cash available at the beginning of the period (1)	$80,130	$49,375

(1)          Represents the cash available at the beginning of the reporting period primarily attributable to excess funds raised from the issuance of common stock and borrowings, after the impact of historical operating activities, other investing and financing activities.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Distributions for the first and second quarters of 2012 and 2011 were as follows ($ in thousands, except per share amounts):

					Cash Flow	Total	Declared
		Distributions Paid			Used In	Distributions	Distribution
	2012	Cash	Reinvested	Total	Operations	Declared	Per Share
Second quarter	Regular distribution	$388	$716	$1,104	$1,325	$—	$—
Second quarter	Special cash distribution	13,048	—	13,048	—	—	—
First quarter	Regular distribution	1,100	2,074	3,174	(831)	3,209	0.125
First quarter	Special cash distribution (a)	—	—	—	—	13,048	0.500
		$14,536	$2,790	$17,326	$494	$16,257	$0.625

					Cash Flow		Declared
		Distributions Paid			Used In	Distributions	Distribution
	2011	Cash	Reinvested	Total	Operations	Declared	Per Share
Second quarter	Regular distribution	$972	$1,991	$2,963	$(593)	$2,976	$0.125
First quarter	Regular distribution	901	1,872	2,773	(412)	2,815	0.123
		$1,873	$3,863	$5,736	$(1,005)	$5,791	$0.248

(a)                                  Declared amount is based upon number of stockholders as of April 3, 2012.

Distributions declared per share assume the share was issued and outstanding each day during the period.  Beginning June 2009 through March 2012, the declared daily regular distribution rate was $0.0013699 per share of common stock, which was equivalent to an annualized distribution rate of 5.0% assuming the share was purchased for $10.00.

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

Behringer Securities received commissions of up to 7% of gross primary offering proceeds.  Behringer Securities reallowed 100% of selling commissions earned to participating broker-dealers.  In addition, we paid Behringer Securities a dealer manager fee of up to 2.5% of gross offering proceeds.  Pursuant to separately negotiated agreements, Behringer Securities reallowed a portion of its dealer manager fee in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in the Offerings; provided, however, that Behringer Securities reallowed, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts and no more than 0.5% of gross offering proceeds for out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties.  Further, in special cases pursuant to separately negotiated agreements and subject to applicable limitations imposed by the Financial Industry Regulatory Authority, Behringer Securities used a portion of its dealer manager fee to reimburse certain broker-dealers participating in the Offerings for technology costs and expenses associated with the Offerings and costs and expenses associated with the facilitation of the marketing and ownership of our shares by such broker-dealers’ customers.  No selling commissions, dealer manager fees or organization and offering expenses were paid for sales under the DRP.  For the six months ended June 30, 2012, Behringer Securities earned selling commissions and dealer manager fees of $0.4 million and $0.2 million, respectively, which were recorded as a reduction to additional paid-in capital.  For the six months ended June 30, 2011, Behringer Securities earned selling commissions and dealer manager fees of $1.1 million and $0.4 million, respectively, which were recorded as a reduction to additional paid-in capital.

We reimbursed the Advisor and its affiliates for organization and offering expenses (other than selling commissions and the dealer manager fee) incurred on our behalf in connection with the primary offering component of the Offerings.  The total we were required to remit to the Advisor for organization and offering expenses (other than selling commissions and the dealer manager fee) was limited to 1.5% of the gross proceeds raised in the completed primary offering components of the Offerings as determined upon completion of the Offerings.  The Advisor or its affiliates determined the amount of organization and offering expenses owed based on specific invoice identification, as well as an allocation of costs to us and other Behringer Harvard programs, based on respective equity offering results of those entities in offering.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Advisor is required to reimburse us to the extent that the total amount spent on organization and offering expenses (other than selling commissions and the dealer manager fee) in the Offerings exceeds 1.5% of the gross proceeds raised in the primary component of the Offerings.  Based on the gross proceeds from our Offerings, we have recorded a receivable from the Advisor for approximately $3.8 million of organization and offering expenses that were previously reimbursed to the Advisor.  The receivable of $3.8 million is presented net of other payables of $0.6 million to the Advisor on our consolidated balance sheet.  We expect to receive payment from the Advisor for this receivable during the first quarter of 2013.

Since our inception through June 30, 2012, approximately $16.4 million of organization and offering expenses was incurred by the Advisor or its affiliates on our behalf.  Of this amount, $7.5 million has been reimbursed by us.  As of June 30, 2012, we had no amounts payable to the Advisor for organization and offering expenses.

The Advisor or its affiliates will also receive acquisition and advisory fees of 2.5% of the amount paid and/or in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets.  The Advisor and its affiliates will also receive acquisition and advisory fees of 2.5% of the funds advanced in respect of a loan investment.  We incurred acquisition and advisory fees payable to the Advisor of $0.5 million for the six months ended June 30, 2012.  We incurred acquisition and advisory fees payable to the Advisor of $0.8 million for the six months ended June 30, 2011.

The Advisor or its affiliates also receive an acquisition expense reimbursement in the amount of 0.25% of (i) the funds paid for purchasing an asset, including any debt attributable to the asset, (ii) the funds budgeted for development, construction, or improvement in the case of assets that we acquire and intend to develop, construct, or improve, and (iii) the funds advanced in respect of a loan investment.  In addition, to the extent the Advisor or its affiliates directly provide services formerly provided or usually provided by third parties, including, without limitation, accounting services related to the preparation of audits required by the SEC, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a completed investment, the direct employee costs and burden to the Advisor of providing these services will be acquisition expenses for which we will reimburse the Advisor.  We also pay third parties, or reimburse the Advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder’s fees, title insurance, premium expenses, and other closing costs.  In addition, acquisition expenses for which we will reimburse the Advisor, include any payments made to (i) a prospective seller of an asset, (ii) an agent of a prospective seller of an asset, or (iii) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset.  Except as described above with respect to services customarily or previously provided by third parties, the Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent that they are dedicated to making investments for us, such as wages and benefits of the investment personnel.  The Advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the Advisor or its affiliates incur that are due to third parties or related to the additional services provided by the Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition.  For the six months ended June 30, 2012 and 2011, we incurred acquisition expense reimbursements of less than $0.1 million and $0.1 million, respectively.

We pay the Advisor or its affiliates a debt financing fee of 1% of the amount available under any loan or line of credit made available to us.  It is anticipated that the Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us.  We incurred debt financing fees of $0.1 million and $0.2 million for the six months ended June 30, 2012 and 2011, respectively.

We pay the Advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable and on

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

terms and conditions not less favorable than those available from unaffiliated third parties.  We incurred no such fees for the six months ended June 30, 2012 or 2011.

We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity II Management Services, LLC (“BHO II Management”), or its affiliates, fees for the management, leasing, and construction supervision of our properties.  Property management fees are 4.5% of the gross revenues of the properties managed by BHO II Management or its affiliates, plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a third-party property manager in respect of a property, BHO II Management or its affiliates receives an oversight fee equal to 0.5% of the gross revenues of the property managed.  In no event will BHO II Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay BHO II Management directly for its services, we will pay BHO II Management a management fee or oversight fee, as applicable, based only on our economic interest in the property.  We incurred and expensed property management fees or oversight fees to BHO II Management of approximately $0.6 million and $0.2 million for the six months ended June 30, 2012 and 2011, respectively.

We pay the Advisor or its affiliates a monthly asset management fee of one-twelfth of 1.0% of the sum of the higher of the cost or value of each asset.  For the six months ended June 30, 2012 and 2011, we expensed $1.5 million and $1.3 million, respectively, of asset management fees.

We reimburse the Advisor or its affiliates for all expenses paid or incurred by the Advisor in connection with the services provided to us, subject to the limitation that we will not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (A) 2% of our average invested assets, or (B) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period.  Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the six months ended June 30, 2012 and 2011, we incurred and expensed such costs for administrative services of $0.7 million and $0.4 million, respectively.

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

15.                               Supplemental Cash Flow Information

Supplemental cash flow information is summarized below:

	Six months ended June 30,
	2012	2011

Interest paid	$5,050	$4,054

Non-cash investing activities:
Capital expenditures for real estate in accounts payable	$156	$1,880
Capital expenditures for real estate in accrued liabilities	$725	$39

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$2,790	$3,863
Accrued dividends payable	$—	$995
Offering costs payable to related parties	$8	$25

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

16.                               Discontinued Operations

On December 22, 2011, we sold Archibald Business Center for a contract price of $15 million.  The results of operations for Archibald Business Center and the Palms of Monterrey which was sold on January 5, 2012 have been classified as discontinued operations in the accompanying condensed consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Rental revenue	$—	$1,464	$94	$2,883

Expenses
Property operating expenses	4	422	67	844
Interest expense	—	391	28	814
Real estate taxes	11	103	14	211
Property management fees	3	34	13	68
Asset management fees	—	5	—	10
Depreciation and amortization	—	457	—	913
Total expenses	18	1,412	122	2,860
Interest income, net	—	—	1	—
Loss on early extinguishment of debt (1)	—	—	(1,236)	—
Gain on sale of real estate property	—	—	9,264	—
Income (loss) from discontinued operations	$(18)	$52	$8,001	$23

(1)          Loss on early extinguishment of debt for the six months ended June 30, 2012 was approximately $1.2 million and was comprised of the write-off of deferred financing fees and an early termination fee.

The major classes of assets and liabilities associated with the real estate held for sale as of December 31, 2011was as follows:

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

Prior to termination of the Initial Offering, on September 13, 2010, we filed a second Registration Statement on Form S-11 with the SEC to register up to 75,000,000 shares of our common stock for sale to the public in the Follow-On Offering, of which 25,000,000 shares were offered pursuant to the DRP.  On July 5, 2011, the Follow-On Offering registration statement was declared effective by the SEC and we commenced offering shares under the Follow-on Offering.  We terminated the primary portion of the Follow-On Offering on March 15, 2012 and discontinued offering shares under the DRP effective April 2, 2012.  We have raised gross offering proceeds of approximately $265.3 million from the sale of approximately 26.7 million shares under the Offerings, including shares sold under the DRP.

Market Outlook

Conflicting macro economic forces, both domestically and globally, continue to result in an uneven recovery for the U.S. economy.  Job growth was below 100,000 new jobs for each month in the second quarter of 2012. While positive, this is below the approximate 125,000 new job seekers that enter the labor market every month and is further impacting spending, particularly among middle income households. Globally, Spain and Greece were front and center in the European debt crisis. On an almost daily basis, the European credit “haves” and “have-nots” debated austerity versus relief, where one set of countries enjoyed unusually low borrowing rates while others struggled to attract new lenders. This, along with increased concerns over a slowdown in China, is exacerbating international financial uncertainty over world-wide demand.  In the U.S. this resulted in dampening exports, a slow down in manufacturing and a pullback in new investments. On the positive side, the economy has now been modestly growing for 12 consecutive quarters since the recession officially ended in 2009 with positive economic news during the second quarter primarily related to increased construction spending and improvements in the housing market.  Real gross domestic product rose 1.5 percent in the second quarter after rising 2 percent in the first quarter of 2012.  Energy prices during the quarter were also favorable, freeing up consumer spending and reducing operating costs for businesses. However, on a net basis, all of this has led the Federal Reserve, and on a global perspective the International Monetary Fund, to reduce their growth forecasts for the rest of 2012 with many analysts projecting another round of quantitative easing.

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

The demand for health care services, and consequently health care properties, is projected to increase in the near future.  The Centers for Medicare and Medicaid Services project that national health care expenditures will rise to $3.5 trillion in 2015, or 18.2% of gross domestic product.  The annual growth in national health expenditures for 2012 through 2019 is expected to be 6.3%, which is 0.2% faster than pre-health care reform estimates.  While demographics are the primary driver of demand, economic conditions and availability of services contribute to health care service utilization rates.  We believe the health care property market may be less susceptible to fluctuations and economic downturns relative to other property sectors.

The total U.S. population is projected to increase by 20.4% through 2030.  The population aged 65 and over is projected to increase by 79.2% through 2030.  This population is an important component of health care utilization.  Most health care services are provided within a health care facility such as a hospital, a physician’s office or a senior housing facility.

Smith Travel Research indicates that the year-to-date national overall occupancy rate for hospitality properties in the United States increased to 61% and the national overall Average Daily Rate (“ADR”) increased to $105.13.  The hotel industry is expected to see continued modest growth in 2012.  If the economy continues to improve, we expect room rates for hotels to increase since increased demand for hotel rooms generally correlate with growth in the U.S. gross domestic product (GDP).

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

Current interest rates and the availability of multifamily financing are also favorable factors in the multifamily sector.  In the last 18 months, five and ten year treasury rates have declined approximately 64% and 49%, respectively, and as of June 30, 2012, are approximately 0.7% and 1.7%, respectively.  Competition for multifamily financing, particularly high quality, stabilized communities such as ours, has also added to the favorable financing environment.  In addition to government sponsored entities, insurance companies and commercial banks have been aggressive lenders in our sector.  While there is a risk that the European debt crisis, future legislative restrictions on Fannie Mae and Freddie Mac multifamily lending, or inflationary or capital pressures could eventually reverse these trends resulting in increased lending costs for multifamily, thus far this has not occurred.

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

We continually evaluate our liquidity and ability to fund future operations and debt obligations.  As part of those analyses, we consider lease expirations and other factors.  Leases at our consolidated office and industrial properties representing 30% of our annualized base rent will expire by the end of 2013.  As a normal course of business, we are pursuing renewals, extensions and new leases.  If we are unable to renew or extend the expiring leases under similar terms or are unable to negotiate new leases, it would negatively impact our liquidity and adversely affect our ability to fund our ongoing operations.

We expect to fund our short-term liquidity requirements by using cash on hand, cash flow from the operations of investments we acquire and asset sales.  Operating cash flows are expected to increase as additional real estate assets are added to the portfolio and our existing portfolio stabilizes.  Although we intend to diversify our real estate portfolio, to the extent our portfolio is concentrated in certain geographic regions, types of assets, industries or business sectors, downturns relating generally to such regions, assets, industry or business sectors may result in tenants defaulting on their lease obligations at a number of our properties within a short time period.  Such defaults could negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.

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

At June 30, 2012, our notes payable balance was $223.2 million.  We have unconditionally guaranteed payment of the note payable related to 1875 Lawrence which has a maturity date of December 31, 2012 for an amount not to exceed the lesser of (i) $11.75 million and (ii) 50% of the total amount advanced under the loan agreement if the aggregate amount advanced is less than $23.5 million.  We currently plan on refinancing the note payable or exercising the one year extension option pursuant to the terms under the loan agreement.  The note payable may require a principal paydown.  We have guaranteed payment of certain recourse liabilities with respect to certain nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the notes payable related to the Courtyard Kauai at Coconut Beach Hotel.

Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios and liquidity.  As of June 30, 2012, we believe we were in compliance with the debt covenants under our loan agreements.

One of our principal long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of June 30, 2012.  The table does not represent any extension options ($ in thousands).

	Payments Due by Period
	July 1, 2012 - December 31, 2012	2013	2014	2015	2016	Thereafter	Total
Principal payments - variable rate debt	$20,926	$16,918	$—	$38,001	$—	$—	$75,845
Principal payments - fixed rate debt	1,265	2,501	3,122	18,182	19,284	102,999	147,353
Interest payments - variable rate debt (based on rates in effect as of June 30, 2012)	1,648	1,747	460	433	—	—	4,288
Interest payments - fixed rate debt	3,388	6,660	6,534	6,175	5,060	8,271	36,088
Operating leases(1)	147	293	293	301	301	21,528	22,863

Total	$27,374	$28,119	$10,409	$63,092	$24,645	$132,798	$286,437

(1) Our operating leases consist of ground leases on each of eight buildings acquired in connection with the purchase of the Original Florida MOB Portfolio.  Each ground lease is for a term of 50 years, with a 25-year extension option.  The annual payment for each ground lease increases by 10% every five years.

Results of Operations

As of June 30, 2012, we had 11 real estate investments, which were consolidated in our condensed consolidated balance sheet:

•                  1875 Lawrence, an office building located in Denver, Colorado;

•                  Holstenplatz, an office building located in Hamburg, Germany;

•                 Parrot’s Landing, a 90% interest in a multifamily complex located in North Lauderdale, Florida;

•                  Florida MOB Portfolio, a 90% interest in a portfolio of nine medical office buildings located in south Florida;

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

•                  Arbors Harbor Town, a 94% interest in a 345-unit garden style multifamily community located in Memphis, Tennessee; and

•                  Alte Jakobstraße, a 99.7% interest in a multi-tenant office building located in Berlin, Germany.

As of June 30, 2011, we had 11real estate and real estate-related investments, eight of which were consolidated in our continuing operations for the periods presented:

•                  1875 Lawrence;

•                  PAL Loan;

•                  Palms of Monterrey;

•                  Holstenplatz;

•                  Archibald Business Center;

•                  Parrot’s Landing;

•                  Florida MOB Portfolio;

•                  Courtyard Kauai at Coconut Beach Hotel;

•                  Interchange Business Center; and

•                  River Club and the Townhomes at River Club

In addition, we had a noncontrolling, unconsolidated net 16% interest in a two-building industrial warehouse complex, Inland Empire Distribution Center, in San Bernardino, California.

Our results of operations for the respective periods presented reflect increases in most categories due to the significant growth of our portfolio in each period presented.  Management expects increases in most categories in the future as we purchase additional real estate and real estate-related assets and as we begin to realize the full year impact of our acquisitions.

Three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Revenues.  Revenues for the three months ended June 30, 2012 were $12.5 million, an increase of $2.4 million from the three months ended June 30, 2011.  The change in revenue is primarily due to:

•                  an increase in rental revenue of $2.6 million due to the acquisition of four consolidated properties

•                  an increase of hotel revenue of $1.1 million at the Courtyard Kauai at Coconut Beach Hotel due to completion of the planned renovation.

For the three months ended June 30, 2011, we earned $1.3 million of interest income from our real estate loan receivable related to the PAL Loan.  The debtor associated with the PAL real estate loan receivable exercised its option to prepay the entire balance of the loan on August 15, 2011.

Property Operating Expenses.  Property operating expenses for the three months ended June 30, 2012 were $6.2 million and were comprised of operating expenses for the 11 properties we consolidated.  Property operating expenses for the three months ended June 30, 2011 were $4.5 million and were comprised of operating expenses for the seven properties we consolidated and the PAL Loan.

Interest Expense.  Interest expense for the three months ended June 30, 2012 was $2.8 million as compared to $2 million for the three months ended June 30, 2011.  As of June 30, 2012, our notes payable balance was $223.2 million as compared to a notes payable balance of $203.1 million at June 30, 2011.

Real Estate Taxes.  Real estate taxes for the three months ended June 30, 2012 were $1.5 million related to our consolidated properties.  Real estate taxes for the three months ended June 30, 2011 were $1.2 million.

Property Management Fees.  Property management fees related to our consolidated properties for the three months ended June 30, 2012 were $0.5 million.  Property management fees for the three months ended June 30, 2011 were $0.4 million.

Asset Management Fees.  Asset management fees for the three months ended June 30, 2012 were $0.9 million and consisted of asset management fees related to our eleven consolidated properties.  Asset management fees for the three months ended June 30, 2011 were $0.8 million and consisted of asset management fees related to our seven consolidated properties and the PAL Loan we consolidated in 2011.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2012 were $0.8 million, as compared to $0.6 million for the three months ended June 30, 2011, and were comprised of auditing fees, legal fees, board of directors’ fees, and other administrative expenses.  We expect general and administrative expense to increase as a result of certain costs capitalized during the Offerings that will now be expensed as a result of the termination of the Offerings.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended June 30, 2012 was $4.1 million and was comprised of depreciation and amortization expense related to our 11 consolidated properties.  Depreciation and amortization expense for the three months ended June 30, 2011 was $3.3 million and was comprised of depreciation and amortization related to our seven consolidated properties.

Our results of operations for the respective periods presented reflect increases in most categories due to the significant growth of our portfolio in each period presented.  Management expects increases in most categories in the future as we purchase additional real estate and real estate-related assets and as we begin to realize the full year impact of our acquisitions.

Six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Revenues.  Revenues for the six months ended June 30, 2012 were $24.9 million, an increase of $5.5 million from the six months ended June 30, 2011.  The change in revenue is primarily due to:

•                  an increase in rental revenue of $6.1 million due to the acquisition of four consolidated properties; and

•                  an increase of hotel revenue of $1.9 million at the Courtyard Kauai at Coconut Beach Hotel due to completion of the planned renovation.

For the six months ended June 30, 2011, we earned interest income from our real estate loan receivable of $2.5 million, all of which was related to the PAL Loan.

Property Operating Expenses.  Property operating expenses for the six months ended June 30, 2012 were $12.1 million and were comprised of operating expenses for the 11 properties we consolidated.  Property operating expenses for the six months ended June 30, 2011 were $8.7 million and were comprised of operating expenses for the seven properties we consolidated and the PAL Loan.

Interest Expense.  Interest expense for the six months ended June 30, 2012 was $5.4 million as compared to $3.8 million for the six months ended June 30, 2011.  As of June 30, 2012, our notes payable balance was $223.2 million as compared to a notes payable balance of $203.1 million as of June 30, 2011.

Real Estate Taxes.  Real estate taxes for the six months ended June 30, 2012 were $2.9 million related to our consolidated properties.  Real estate taxes for the six months ended June 30, 2011 were $2.2 million.

Property Management Fees.  Property management fees related to our consolidated properties for the six months ended June 30, 2012 were $0.9 million.  Property management fees for the six months ended June 30, 2011 were $0.7 million.

Asset Management Fees.  Asset management fees for the six months ended June 30, 2012 were $1.7 million and consisted of asset management fees related to our eleven consolidated properties.  Asset management fees for the six months ended June 30, 2011 were $1.4 million and consisted of asset management fees related to our seven consolidated properties and the PAL Loan we consolidated in 2011.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2012 were $1.4 million, as compared to $1.1 million for the six months ended June 30, 2011, and were comprised of auditing fees, legal fees, board of directors’ fees and other administrative expenses.  We expect general and administrative expense to increase as a result of certain costs capitalized during the Offerings that will now be expensed as a result of its termination.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the six months ended June 30, 2012 was $8.5 million and was comprised of depreciation and amortization expense related to our eleven consolidated properties.  Depreciation and amortization expense for the six months ended June 30, 2011 was $7 million and was comprised of depreciation and amortization related to our seven consolidated properties.

See Note 16 to Condensed Consolidated Financial Statements for further information regarding discontinued operations.

Cash Flow Analysis

Cash provided by operating activities for the six months ended June 30, 2012 was $0.5 million and was primarily comprised of the net loss of $0.6 million, adjusted for depreciation and amortization, including amortization of deferred financing fees of $9 million, offset by a gain on sale of the Palms of Monterrey of $9.3 million and cash used for working capital and other operating activities of approximately $1.4 million.  Cash used in operating activities for the six months ended June 30, 2011 was $1 million and was comprised of the net loss of $7.2 million, adjusted for depreciation and amortization, including amortization of deferred financing fees of $8.2 million, equity in losses of our unconsolidated joint venture of $0.3 million, offset by cash used for working capital and other operating activities of approximately $2.3 million.

Cash provided by investing activities for the six months ended June 30, 2012 was $21.1 million, and was comprised of net proceeds from sale of the Palms of Monterrey of $38.7 million, offset by purchase of real estate of $11 million, additions of property and equipment of $6 million and an increase in restricted cash of $0.6 million.  Cash used in investing activities for the six months ended June 30, 2011 was $35.2 million, and was comprised of purchases of real estate of $33.9 million, cash used for additions of property and equipment of approximately $4.6 million, offset by a decrease in restricted cash of $3.3 million.

Cash used in financing activities for the six months ended June 30, 2012 was $32.5 million, and was comprised of payments to notes payable, net of proceeds and financing costs, of $17.1 million, cash distributions to our stockholders of $14.5 million, net distributions to non-controlling interest holders of $5.6 million, redemptions of common stock of $0.9 million, offset by the issuance of common stock, net of offering costs, of $5.6 million.  Cash provided by financing activities for the six months ended June 30, 2011 was $41.3 million, and was comprised of proceeds from notes payable, net of payments and financing costs, of $26 million, the issuance of common stock, net of offering costs, of $15.3 million, redemptions of common stock of $0.7 million, cash distributions to our stockholders of $1.9 million and net contributions from non-controlling interest holders of $2.6 million.

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

Our calculation of FFO for the three and six months ended June 30, 2012 and 2011 is presented below ($ in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss) attributable to the Company	$(4,360)	$(3,271)	$(667)	$(6,238)
Adjustments for:
Real estate depreciation and amortization(1)	3,615	3,351	7,472	7,109
Gain on sale of real estate	—	—	(8,338)	—

Funds from operations (FFO)	$(745)	$80	$(1,533)	$871

GAAP weighted average shares:
Basic and diluted	26,089	23,868	25,908	23,349

FFO per share	$(0.03)	$0.01	$(0.06)	$0.04

Net gain (loss) per share	$(0.17)	$(0.14)	$(0.02)	$(0.27)

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

•                  Straight-line rental revenue of $0.1 million and $0.2 million was recognized for the three and six months ended June 30, 2012, respectively.  Straight-line rental revenue of $0.1 million and $0.2 million was recognized for the three and six months ended June 30, 2011, respectively.  The noncontrolling interest portion of straight-line rental revenue for each of the three and six months ended June 30, 2012 was less than $0.1 million.  The noncontrolling interest portion of straight-line rental revenue for each of the three and six months ended June 30, 2011 was less than $0.1 million.

•                  Net above/below market lease amortization of less than $0.1 million was recognized as an increase to rental revenue for both the three and six months ended June 30, 2012.  Net above/below market lease amortization of $0.1 million and $0.2 million was recognized as an increase to rental revenue for the three and six months ended June 30, 2011 respectively.  The noncontrolling interest portion of net above/below market lease amortization for the three and six months ended June 30, 2012 was less than $0.1 million.  The noncontrolling interest portion of net above/below market lease amortization for the three and six months ended June 30, 2011 was less than $0.1 million.

•                  Amortization of deferred financing costs of $0.2 million and $0.5 million was recognized as interest expense for our notes payable for the three and six months ended June 30, 2012, respectively.  Amortization of deferred financing costs of $0.2 million and $0.4 million was recognized as interest expense for our notes payable for the three and six months ended June 30, 2011.

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

Until our investments are generating sufficient operating cash flow to fully fund the payment of distributions to our stockholders, we have paid and may pay some or all of our distributions from sources other than operating cash flow.  We have, for example, generated cash to pay distributions from financing activities, components of which include proceeds from the Offerings and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow.  We have also utilized cash from refinancing and dispositions, the components of which may represent a return of capital and/or the gains on sale.  In addition, from time to time, our Advisor may agree to waive or defer all or a portion of the acquisition, asset management or other fees or incentives due to it, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash that we have available to pay distributions to our stockholders.

The following summarizes certain information related to the sources of recent distributions ($ in thousands):

	June 30,
	2012	2011
Total Distributions Paid (1)	$17,326	$5,736

Principal Sources of Funding:
Distribution Reinvestment Plan	$2,790	$3,863
Cash flow provided by (used in) operating activities	$494	$(1,005)
Cash available at the beginning of the period (2)	$80,130	$49,375

(1)          Six months ending June 30, 2012, includes special cash distribution of $13 million.

(2)          Represents the cash available at the beginning of the reporting period primarily attributable to excess funds raised from the issuance of common stock and borrowings, after the impact of historical operating activities, other investing and financing activities.

Total distribution paid to stockholders during the three months ending June 30, 2012 were $14.1 million consisting of the special cash distribution of $13 million and the regular distribution of $1.1 million.  The special cash distribution was funded from proceeds from asset dispositions and the regular distribution was funded from cash flow provided by operations.  Total distribution paid to stockholders during the six months ending June 30, 2012 were $17.3 million consisting of the special cash distribution of $13 million and the regular distribution of $4.3 million.  A portion of the $4.3 million regular distributions to stockholders was funded from cash flow provided by operations.  For the six months ended June 30, 2011, both cash distributions and the operating shortfalls were funded from financing activities including proceeds from the Offerings and borrowings.  Future distributions declared and paid may exceed cash flow from operating activities or fund from operations until such time as we invest in additional real estate or real estate-related assets at favorable yields and our investments reach stabilization.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we evaluate these estimates, including investment impairment.  These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

Below is a discussion of the accounting policies that we consider to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Principles of Consolidation and Basis of Presentation

Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances, and profits have been eliminated in consolidation.  Interests in entities acquired will be evaluated based on applicable GAAP, which includes the requirement to consolidate entities deemed to be variable interest entities (“VIE”) in which we are the primary beneficiary.  If the interest in the entity is determined not to be a VIE, then the entity will be evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement.

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

Real Estate

Upon the acquisition of real estate properties, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their fair values.  The acquisition date is the date on which we obtain control of the real estate property.  The assets acquired and liabilities assumed may consist of land, inclusive of associated rights, buildings, assumed debt, identified intangible assets and liabilities and asset retirement obligations.  Identified intangible assets generally consist of above-market leases, in-place leases, in-place tenant improvements, in place leasing commissions and tenant relationships.  Identified intangible liabilities generally consist of below market leases.  Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of the identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.  Acquisition-related costs are expensed in the period incurred.  Initial valuations are subject to change until our information is finalized, which is no later than twelve months from the acquisition date.

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

The total value of identified real estate intangible assets acquired is further allocated to in-place leases, in place tenant improvements, in place leasing commissions and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces, considering current market conditions.  In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we include such items as real estate taxes, insurance and other operating expenses, as well as lost rental revenue during the expected lease-up period based on current market conditions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases, including leasing commissions, legal fees and tenant improvements, as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We amortize the value of in-place leases, in place tenant improvements and in place leasing commissions to expense over the initial term of the respective leases.  The tenant relationship values are amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense.

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

We believe the carrying value of our operating real estate is currently recoverable.  Accordingly, there were no impairment charges for the three or six months ended June 30, 2012 or 2011.  However, if market conditions worsen beyond our current expectations, or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

As of June 30, 2012, we maintained approximately $2.1 million in Euro-denominated accounts at European financial institutions.  We currently have two investments in Europe, and as such, we believe that we are not materially exposed to any significant foreign currency fluctuations related to these accounts as we do not usually maintain large balances in European financial institutions unless such funds are required for capital needs.

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $223.2 million in notes payable at June 30, 2012, $75.8 million represented debt subject to variable interest rates, of which $37.8 million is subject to minimum interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.4 million.

Interest rate caps classified as assets were reported at their combined fair value of less than $0.1 million within prepaid expenses and other assets at June 30, 2012.  A 100 basis point decrease in interest rates would result in a less than $0.1 million net decrease in the fair value of our interest rate caps.  A 100 basis point increase in interest rates would result in a $0.1 million net increase in the fair value of our interest rate caps.

Item 4.              Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 30, 2012, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The terms on which we redeem shares may differ between redemptions upon a stockholder’s death, “qualifying disability” (as defined in the share redemption program) or confinement to a long-term care facility (collectively, “Exceptional Redemptions”) and all other redemptions (“Ordinary Redemptions”).  Under our share redemption program in effect for the three months ended June 30, 2012, the purchase price for shares redeemed under the redemption program is set forth below.

In the case of Ordinary Redemptions, prior to the first valuation conducted by the board of directors, or a committee thereof (the “Initial Board Valuation”), the purchase price per share for the redeemed shares will equal 80% of the difference of (a) average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) (the “Original Share Price”) less (b) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by the board of directors (the “Special Distributions”), distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed Shares.

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

During the three months ended June 30, 2012 our board of directors redeemed all five redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 22,564 shares redeemed for $0.2 million (approximately $8.40 per share).  We have funded all share redemptions with proceeds from the Offerings.

During the quarter ended June 30, 2012, we redeemed shares as follows:

2012	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
April	—	$—	—
May	22,564	$8.40	22,564		(1)
June	—	$—	—

	22,564	$8.40	22,564		(1)

(1) A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.              Defaults Upon Senior Securities.

None.

Item 4.              Mine Safety Disclosure.

None.

Item 5.              Other Information.

None.

Item 6.              Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

Dated: August 13, 2012	By:	/s/ Andrew J. Bruce
Andrew J. Bruce
Chief Financial Officer
Principal Financial Officer

Index to Exhibits

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*	Section 1350 Certification**

32.2*	Section 1350 Certification**

99.1	Second Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 4.4 to Form 10-K filed on March 28, 2012)

101**

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 13, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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