Form 10-Q
period 2012-09-30
Behringer Harvard Opportunity REIT II, Inc.
filed 2012-11-14
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

Commission File Number: 000-53650

Behringer Harvard Opportunity REIT II, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-8198863
(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification No.)

15601 Dallas Parkway, Suite 600, Addison, Texas 75001

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (866) 655-3600

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

As of October 31, 2012, Behringer Harvard Opportunity REIT II, Inc. had 26,065,533 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

FORM 10-Q

Quarter Ended September 30, 2012

PART I

FINANCIAL INFORMATION

Item 1.                   Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares)

(unaudited)

	September 30,	December 31,
	2012	2011
Assets
Real estate
Land and improvements, net	$73,440	$86,962
Buildings and improvements, net	200,242	218,839
Real estate under development	443	105
Total real estate	274,125	305,906

Assets associated with real estate held for sale	42,970	29,420
Cash and cash equivalents	60,916	80,130
Restricted cash	5,948	5,616
Accounts receivable, net	2,637	1,704
Receivable from related party	3,350	3,485
Prepaid expenses and other assets	1,862	1,596
Furniture, fixtures and equipment, net	7,044	7,219
Deferred financing fees, net	3,511	4,533
Lease intangibles, net	5,838	8,387
Total assets	$408,201	$447,996

Liabilities and Equity
Notes payable	$181,593	$239,757
Accounts payable	2,732	3,718
Acquired below-market leases, net	1,068	1,271
Distributions payable	—	1,069
Accrued and other liabilities	8,641	5,140
Obligations associated with real estate held for sale	35,880	37
Total liabilities	229,914	250,992

Commitments and contingencies

Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 26,065,533 and 25,267,048 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	3	3
Additional paid-in capital	233,324	225,968
Accumulated distributions and net loss	(63,682)	(43,657)
Accumulated other comprehensive income	(103)	83
Total Behringer Harvard Opportunity REIT II, Inc. equity	169,542	182,397
Noncontrolling interest	8,745	14,607
Total equity	178,287	197,004
Total liabilities and equity	$408,201	$447,996

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Revenues
Rental revenue	$8,407	$6,332	$25,007	$17,098
Hotel revenue	3,073	1,865	7,980	4,856
Interest income from real estate loan receivable	—	444	—	2,926

Total revenues	11,480	8,641	32,987	24,880

Expenses:
Property operating expenses	5,793	4,479	16,673	12,178
Interest expense	2,319	1,741	6,901	4,769
Real estate taxes	1,218	895	3,548	2,557
Property management fees	428	225	1,233	771
Asset management fees	808	780	2,444	2,140
General and administrative	850	613	2,241	1,667
Acquisition expense	10	331	739	1,786
Depreciation and amortization	3,455	3,066	11,185	8,564
Total expenses	14,881	12,130	44,964	34,432

Interest income, net	30	24	105	111
Other income	17	821	96	821

Loss from continuing operations before income taxes and equity in losses’ of unconsolidated joint ventures	(3,354)	(2,644)	(11,776)	(8,620)
Equity in earnings of unconsolidated joint ventures	—	2,989	—	2,681

Income (loss) from continuing operations	(3,354)	345	(11,776)	(5,939)

Income (loss) from discontinued operations	(39)	(65)	7,759	(954)

Net income (loss)	(3,393)	280	(4,017)	(6,893)

Noncontrolling interest in continuing operations	275	376	978	1,158
Noncontrolling interest in discontinued operations	17	40	(729)	193
Net (income) loss attributable to the noncontrolling interest	292	416	249	1,351

Net income (loss) attributable to the Company	$(3,101)	$696	$(3,768)	$(5,542)

Amounts attributable to the Company
Continuing operations	$(3,079)	$721	$(10,798)	$(4,781)
Discontinued operations	(22)	(25)	7,030	(761)
Net income (loss) attributable to the Company	$(3,101)	$696	$(3,768)	$(5,542)

Weighted average shares outstanding:
Basic and diluted	26,069	24,508	25,962	23,739

Net income (loss) per share
Continuing operations	$(0.12)	$0.03	$(0.42)	$(0.20)
Discontinued operations	—	—	0.27	(0.03)
Basic and diluted income (loss) per share	$(0.12)	$0.03	$(0.15)	$(0.23)

Comprehensive income (loss):
Net income (loss)	$(3,393)	$280	$(4,017)	$(6,893)
Other comprehensive income (loss):
Unrealized losses on interest rate derivatives	9	(104)	8	(346)
Foreign currency translation gain (loss)	161	(169)	(193)	87
Total other comprehensive loss	170	(273)	(185)	(259)
Comprehensive income (loss)	(3,223)	7	(4,202)	(7,152)
Comprehensive income (loss) attributable to noncontrolling interest	292	437	248	1,420
Comprehensive income (loss) attributable to the Company	$(2,931)	$444	$(3,954)	$(5,732)

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Condensed Consolidated Statements of  Equity

(unaudited)

(in thousands)

							Accumulated
	Convertible Stock		Common Stock		Additional	Accumulated	Other
	Number	Par	Number	Par	Paid-in	Distributions and	Comprehensive	Noncontrolling	Total
	of Shares	Value	of Shares	Value	Capital	Net (Loss)	Income (loss)	Interest	Equity
Balance at Janauary 1, 2011	1	$—	22,330	$2	$195,149	$(23,883)	$410	$10,533	$182,211

Issuance of common stock, net			2,420	—	24,436				24,436
Redemption of common stock			(174)		(1,573)				(1,573)
Distributions declared on common stock						(8,881)			(8,881)
Contributions from noncontrolling interest								3,648	3,648
Distributions to noncontrolling interest								(497)	(497)
Other comprehensive income (loss):
Unrealized losses on interest rate derivatives							(277)	(69)	(346)
Foreign currency translation gain							87		87
Net loss						(5,542)		(1,351)	(6,893)
Balance at September 30, 2011	1	$—	24,576	$2	$218,012	$(38,306)	$220	$12,264	$192,192

Balance at January 1, 2012	1	$—	25,267	$3	$225,968	$(43,657)	$83	$14,607	$197,004

Issuance of common stock, net			910	—	8,346				8,346
Redemption of common stock			(111)		(990)				(990)
Distributions declared on common stock						(16,257)			(16,257)
Contributions from noncontrolling interest								1,543	1,543
Distributions to noncontrolling interest								(7,157)	(7,157)
Other comprehensive income (loss):
Unrealized gains on interest rate derivatives							7	1	8
Foreign currency translation loss							(193)		(193)
Net loss						(3,768)		(249)	(4,017)
Balance at Septmeber 30, 2012	1	$—	26,066	$3	$233,324	$(63,682)	$(103)	$8,745	$178,287

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(4,017)	$(6,893)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	12,262	11,484
Amortization of deferred financing fees	800	1,008
Equity in losses of unconsolidated joint venture	—	(2,681)
Gain on sale of discontinued operations	(9,264)	—
Loss on early extinguishment of debt	1,236	—
Change in operating assets and liabilities:
Accounts receivable	(932)	(301)
Interest receivable-real estate loan receivable	—	2,227
Prepaid expenses and other assets	(261)	(1,182)
Accounts payable	1,024	(250)
Accrued and other liabilities	3,428	2,007
Net receivables to related parties	104	(152)
Addition of lease intangibles	(336)	(556)
Cash provided by operating activities	4,044	4,711

Cash flows from investing activities:
Purchases of real estate	(11,039)	(37,381)
Proceeds from sale of discontinued operations	38,684	—
Additions to property and equipment	(11,701)	(8,975)
Repayment of real estate loans receivable	—	25,000
Change in restricted cash	(332)	4,861
Cash provided by (used in) investing activities	15,612	(16,495)

Cash flows from financing activities:
Financing costs	(1,015)	(728)
Proceeds from notes payable	7,401	30,626
Payments on notes payable	(29,761)	(1,212)
Issuance of common stock	6,142	17,934
Redemptions of common stock	(990)	(1,573)
Offering costs	(553)	(1,647)
Distributions	(14,536)	(2,899)
Contributions from noncontrolling interest holders	1,543	3,648
Distributions to noncontrolling interest holders	(7,157)	(497)
Cash provided by (used in) financing activities	(38,926)	43,652

Effect of exchange rate changes on cash and cash equivalents	56	77
Net change in cash and cash equivalents	(19,214)	31,945
Cash and cash equivalents at beginning of period	80,130	49,375
Cash and cash equivalents at end of period	$60,916	$81,320

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

We acquire and operate commercial real estate and real estate-related assets.  In particular, we focus generally on acquiring commercial properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  In addition, our opportunistic investment strategy also includes investments in real estate-related assets that present opportunities for higher current income.  Such investments may have capital gain characteristics, whether as a result of a discount purchase or related equity participations.  We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties.  These properties may be existing, income-producing properties, newly constructed properties, or properties under development or construction.  They may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multi-tenant use.  We may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  Further, we also may originate or invest in collateralized mortgage-backed securities and mortgage, bridge or mezzanine loans, or in entities that make investments similar to the foregoing.  We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions.  We completed our first property acquisition, an office building located in Denver, Colorado, on October 28, 2008.  As of September 30, 2012, we had 11 real estate investments, all of which were consolidated into our condensed consolidated financial statements (including Parrot’s Landing classified as held for sale).

Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware on January 12, 2007 (“Behringer Harvard Opportunity OP II”).  As of September 30, 2012, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, was the sole general partner of Behringer Harvard Opportunity OP II and owned a 0.1% partnership interest in Behringer Harvard Opportunity OP II.  As of September 30, 2012, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of Behringer Harvard Opportunity OP II and owned the remaining 99.9% interest in Behringer Harvard Opportunity OP II.

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

Prior to termination of the Initial Offering, on September 13, 2010, we filed a second Registration Statement on Form S-11 with the SEC to register a follow-on public offering of up to 75,000,000 shares of our common stock for sale to the public (the “Follow-On Offering” and, together with the Initial Offering, the “Offerings”), of which 25,000,000 shares were being offered pursuant to the DRP.  We terminated the primary portion of the Follow-On Offering effective March 15, 2012 and the DRP portion of the Follow-On Offering effective April 3, 2012. Through September 30, 2012, we raised gross offering proceeds of approximately $265.3 million from the sale of approximately 26.7 million shares under the Offerings, including shares sold under the DRP.

In connection with our initial capitalization, on January 19, 2007, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer Harvard Holdings.  Behringer Harvard Holdings transferred its shares of convertible stock to the Advisor on April 2, 2010.  As of September 30, 2012, we had 26.1 million shares of common stock outstanding, including the 22,471 shares issued to Behringer Harvard Holdings.  As of September 30, 2012, we had 1,000 shares of convertible stock issued and outstanding to the Advisor.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We commenced operations on April 1, 2008 upon satisfaction of the conditions of our escrow agreement and our acceptance of initial subscriptions of common stock in the Initial Offering. Upon admission of new stockholders, subscription proceeds for the primary offerings were used for payment of dealer manager fees and selling commissions and could be utilized in the Offerings as consideration for investments and the payment or reimbursement of offering expenses and operating expenses.  Until required for such purposes, net offering proceeds are held in short-term, liquid investments. We used the net proceeds from the Offerings primarily to acquire real estate and real estate-related assets consistent with our opportunistic investment strategy.  As of September 30, 2012, we had issued 26.7 million shares of our common stock, including 22,471 shares owned by Behringer Harvard Holdings and 2.2 million shares issued through the DRP.  As of September 30, 2012, we had redeemed 0.6 million shares of our common stock.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheet as of September 30, 2012, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011 and condensed consolidated statements of equity and cash flows for the nine months ended September 30, 2012 and 2011 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our condensed consolidated financial position as of September 30, 2012 and December 31, 2011 and our condensed consolidated results of operations and cash flows for the periods ended September 30, 2012 and 2011.  Such adjustments are of a normal recurring nature.

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

Anticipated amortization expense associated with the acquired lease intangibles for each of the following five years as of September 30, 2012 is as follows:

Year	Lease / Other Intangibles
September 30, 2012 - December 31, 2012	$394
2013	1,302
2014	795
2015	437
2016	260

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

				Acquired
	Buildings and	Land and	Lease	Below-Market
September 30, 2012	Improvements	Improvements	Intangibles	Leases
Cost	$215,266	$75,585	$14,109	$(2,368)
Less: depreciation and amortization	(15,024)	(2,145)	(8,271)	1,300

Net (1)	$200,242	$73,440	$5,838	$(1,068)

				Acquired
	Buildings and	Land and	Lease	Below-Market
December 31, 2011	Improvements	Improvements	Intangibles	Leases
Cost	$228,999	$88,292	$16,210	$(2,232)
Less: depreciation and amortization	(10,160)	(1,330)	(7,823)	961

Net (2)	$218,839	$86,962	$8,387	$(1,271)

(1)   Excludes Parrot’s Landing, which was sold on October 31, 2012, and one of the four industrial buildings at Interchange Business Center, which was sold on October 18, 2012 (both classified as held for sale at September 30, 2012).

(2)   Excludes Palms of Monterrey, which was sold on January 5, 2012 (classified as held for sale at December 31, 2011).

Real Estate Held for Sale

We classify properties as held for sale when certain criteria are met, in accordance with GAAP.  At that time we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property.  Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell.  As of September 30, 2012, Parrot’s Landing and one of the four industrial buildings at Interchange Business Center were classified as held for sale and a sale of the properties was completed on October 31, 2012 and October 18, 2012, respectively.  As of December 31, 2011, our Palms of Monterrey property was classified as held for sale and a sale of the property was completed on January 5, 2012.

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

We believe the carrying value of our operating real estate is currently recoverable.  Accordingly, there were no impairment charges for the nine months ended September 30, 2012 or 2011.  However, if market conditions worsen beyond our current expectations, or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Straight-line rental revenue of $0.1 million and $0.2 million was recognized in rental revenues for the three and nine months ended September 30, 2012, respectively, and includes amounts recognized in discontinued operations.  Straight-line rental revenue of $0.2 million and $0.3 million was recognized in rental revenues for the three and nine months ended September 30, 2011, respectively, and includes amounts recognized in discontinued operations.  Net below market lease amortization of less than $0.1 million and $0.1 million was recognized in rental revenues for the three and nine months ended September 30, 2012, respectively, and includes amounts recognized in discontinued operations.  Net below market lease amortization of less than $0.1 million and $0.3 million was recognized in rental revenues for the three and nine months ended September 30, 2011, respectively, and includes amounts recognized in discontinued operations.

Hotel revenue is derived from the operations of the Courtyard Kauai at Coconut Beach Hotel, consisting of guest room, food and beverage, and other revenue, and is recognized as the services are rendered.

Accounts Receivable

Accounts receivable primarily consist of receivables from our tenants related to our consolidated properties of $1.2 million and straight-line rental revenue receivables of $1.1 million as of September 30, 2012.  Accounts receivable primarily consisted of receivables from our tenants related to our consolidated properties of $0.4 million and straight-line rental revenue receivables of $0.9 million as of December 31, 2011.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid directors’ and officers’ insurance, as well as prepaid insurance of our consolidated properties.

Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of five to seven years.  Maintenance and repairs are charged to operations as incurred while improvements to such assets are capitalized.  Accumulated depreciation associated with our furniture, fixtures, and equipment was $2.2 million and $1.2 million as of September 30, 2012 and December 31, 2011, respectively.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized to interest expense of our notes payable using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $2 million and $1.2 million as of September 30, 2012 and December 31, 2011, respectively.

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

As of September 30, 2012, we do not have any derivatives designated as net investment hedges or fair value hedges.  No derivatives were being used for trading or speculative purposes.  See Notes 5 and 11 for further information regarding our derivative financial instruments.

Organization and Offering Expenses

We reimbursed the Advisor and its affiliates for organization and offering expenses (other than selling commissions and the dealer manager fee) incurred on our behalf in connection with the primary offering component of the Offerings.

The Advisor will reimburse us to the extent that the total amount spent on organization and offering expenses in the Offerings (other than selling commissions and the dealer manager fee) exceeds 1.5% of the gross proceeds raised in the primary component of the Offerings.  We terminated the primary portion of the Follow-On Offering effective March 15, 2012.  Based on our current review of gross proceeds from our Offerings, we have recorded a receivable from the Advisor for approximately $3.8 million for organization and offering expenses that were previously reimbursed to the Advisor.  The receivable of $3.8 million is presented net of other payables of $0.4 million to the Advisor on our consolidated balance sheet.  We expect to receive payment from the Advisor for this receivable during the first quarter of 2013.

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

The Euro is the functional currency for the operations of Holstenplatz and Alte Jakobstraße.  We also maintain a Euro-denominated bank account that is translated into U.S. dollars at the current exchange rate at each reporting period.  For the nine months ended September 30, 2012, the foreign currency translation adjustment was a loss of $0.2 million.  For the nine months ended September 30, 2011, the foreign currency translation adjustment was a gain of $0.1 million.

Accumulated Other Comprehensive Income (Loss)

AOCI, which is reported in the accompanying consolidated statement of equity, consists of gains and losses affecting equity that are excluded from net income (loss) under GAAP.  The components of AOCI consist of cumulative foreign currency translation gains and losses and the unrealized gain on derivative instruments.

Stock-Based Compensation

We have adopted a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates.  We have not issued any stock-based awards under the plan as of September 30, 2012.

Concentration of Credit Risk

At September 30, 2012 and December 31, 2011, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Noncontrolling Interest

Noncontrolling interest represents the noncontrolling ownership interest’s proportionate share of the equity in our consolidated real estate investments.  Income and losses are allocated to noncontrolling interest holders based on their ownership percentage.

Earnings per Share

Net income (loss) per share is calculated based on the weighted average number of common shares outstanding during each period.  The weighted average shares outstanding used to calculate both basic and diluted income (loss) per share were the same for the three and nine months ended September 30, 2012 and 2011, as there were no potentially dilutive securities outstanding.

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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

September 30, 2012	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$1	$—	$1

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$19	$—	$19

Derivative financial instruments classified as assets are included in prepaid expenses and other assets on the balance sheet.

6.                                      Financial Instruments not Reported at Fair Value

We determined the following disclosure of estimated fair values using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

As of September 30, 2012 and December 31, 2011, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.  The notes payable, including the loans classified as obligations associated with real estate held for sale at September 30, 2012 secured by Parrot’s Landing and one of the four industrial buildings at Interchange Business Center, totaling $217.3 million and $239.8 million as of September 30, 2012 and December 31, 2011, respectively, have a fair value of approximately $219.7 million and $242.2 million as of September 30, 2012 and December 31, 2011, respectively, based upon interest rates for debt with similar terms and remaining maturities that management believes we could obtain.  The fair value of the notes payable is categorized as a Level 2 basis.  The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities.  The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.  Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2012 and December 31, 2011.

7.                                      Real Estate and Real Estate-Related Investments

As of September 30, 2012, we consolidated 11 real estate investments.  The following table presents certain information about our consolidated investments as of September 30, 2012:

Property Name	Location	Date Acquired	Ownership Interest
1875 Lawrence	Denver, CO	October 28, 2008	100%
Holstenplatz	Hamburg, Germany	June 30, 2010	100%
Parrot’s Landing (1)	North Lauderdale, Florida	September 17, 2010	90%
Florida MOB Portfolio (2)	South Florida	October 8, 2010/October 20, 2010 (2)	90	%(3)
Courtyard Kauai Coconut Beach Hotel	Kauai, Hawaii	October 20, 2010	80%
Interchange Business Center (4)	San Bernardino, California	November 23, 2010	80%
River Club and the Townhomes at River Club	Athens, Georiga	April 25, 2011	85%
Babcock Self Storage	San Antonio, Texas	August 30, 2011	85%
Lakes of Margate	Margate, Florida	October 19, 2011	92.5%
Arbors Harbor Town	Memphis, Tennessee	December 20, 2011	94%
Alte Jakobstraße	Berlin, Germany	April 5, 2012	99.7%

(1) Classified as held for sale on our condensed consolidated balance sheet as of September 30, 2012.  On October 31, 2012, we sold Parrot’s Landing to an unaffiliated third party for a contract price of approximately $56.3 million, excluding transaction costs.

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

(4) On October 18, 2012, we sold one of the four industrial buildings at Interchange Business Center. The building is classified as held for sale on our condensed consolidated balance sheet as of September 30, 2012.

Real Estate Asset Acquisitions

Alte Jakobstraße

On April 5, 2012, we acquired Alte Jakobstraße 79-80 (“Alte Jakobstraße”), a multi-tenant office building located in Berlin, Germany, from an unaffiliated third party.  The purchase price for Alte Jakobstraße, excluding closing costs, was approximately €8.4 million or approximately $11.1 million based on the exchange rate in effect on April 5, 2012.  We funded the purchase price with proceeds from the Follow-On Offering and financing activities.  In connection with the acquisition of Alte Jakobstraße, on April 5, 2012, we entered into a loan for €5.9 million or approximately $7.8 million ($7.3 million was funded as of September 30, 2012) based on the exchange rate in effect on April 5, 2012 (the “AJS Loan”) with an unaffiliated third party.  The AJS Loan bears interest at a fixed annual rate of approximately 2.3% for three years and must be repaid in the amount of 4% annually of the original loan amount plus interest.  The AJS Loan must be repaid in its entirety by December 30, 2015.  The AJS Loan is secured by Alte Jakobstraße, including the leases and rents.

Alte Jakobstraße contributed rental revenue of $0.6 million and a GAAP net loss of $0.1 million to our condensed consolidated statements of operations for the period from April 5, 2012 through September 30, 2012.  The following unaudited pro forma summary presents consolidated information as if the business combination had occurred on January 1, 2011:

	Pro Forma for the Nine Months Ended September 30,
	2012	2011
Revenue	$33,299	$25,635
Net loss	$(3,819)	$(7,832)
Net loss per share	$(0.15)	$(0.33)

These pro forma amounts have been calculated after applying our accounting policies and adjusting the results of Alte Jakobstraße to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to the tangible and intangible assets had been applied from January 1, 2011.  Included in the pro forma net loss for both the nine months ended September 30, 2012 and September 30, 2011 is depreciation and amortization expense of $0.3 million.

During the nine months ended September 30, 2012, we incurred $0.5 million in acquisition expenses related to the acquisition of Alte Jakobstraße.  The following table summarizes the amounts of identified assets acquired at the acquisition date:

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

Parrot’s Landing

On October 31, 2012, we sold Parrot’s Landing for a contract sales price of approximately $56.3 million, excluding transaction costs, of which approximately $28.6 million was used to fully satisfy the existing indebtness, resulting in net sales proceeds to us of approximately $18.5 million.  Parrot’s Landing was classified as held for sale on our consolidated balance sheet as of September 30, 2012.  See Note 16 for further information regarding discontinued operations.

Interchange Business Center

On October 18, 2012, we sold one of the four industrial buildings at Interchange Business Center for a contract sales price of approximately $7.5 million, excluding transaction costs.  The proceeds from the sale were used to satisfy a portion of the existing indebtedness associated with the four buildings.  The building sold had been vacant since the initial date of acquisition and was classified as held for sale on our consolidated balance sheet as of September 30, 2012.

8.                                      Real Estate Loan Receivable

PAL Loan

On August 14, 2009, we entered into a loan agreement with an unaffiliated third party borrower to provide up to $25 million of second lien financing for the privatization of, and improvements to, approximately 3,200 hotel lodging units on ten U.S. Army installations.  On August 15, 2011, the debtor associated with the PAL Loan exercised its option to prepay the entire balance of the loan.  We had no investments in real estate loans receivable as of September 30, 2012 and December 31, 2011.  During the nine months ended September 30, 2011, we earned $3.2 million in interest income from the PAL Loan.

9.                                      Notes Payable

The following table sets forth information on our notes payable as of September 30, 2012 and December 31, 2011:

	Notes Payable as of		Interest	Maturity
Description	September 30, 2012	December 31, 2011	Rate	Date
1875 Lawrence	$15,056	$21,016	30-day LIBOR + 2.5% (1)(2)	12/31/12
Interchange Business Center	9,883	19,619	30-day LIBOR + 5% (1)(3)	12/01/13
Holstenplatz	10,009	10,084	3.887%	04/30/15
Courtyard Kauai at Coconut Beach Hotel	38,000	38,000	30-day LIBOR + .95% (1)	11/09/15
Florida MOB Portfolio - Palmetto Building	6,114	6,222	4.55%	01/01/16
Florida MOB Portfolio - Victor Farris Building	12,324	12,542	4.55%	01/01/16
Palms of Monterrey	—	19,700	30-day LIBOR + 3.35% (1)(4)	07/01/17
Parrot’s Landing	—	29,013	4.23%	10/01/17
Florida MOB Portfolio - Gardens Medical Pavilion	14,468	14,713	4.9%	01/01/18
River Club and the Townhomes at River Club	25,200	25,200	5.26%	05/01/18
Babcock Self Storage	2,236	2,265	5.80%	08/30/18
Lakes of Margate	15,234	15,383	5.49% and 5.92%	01/01/20
Arbors Harbor Town	26,000	26,000	3.985%	01/01/19
Alte Jakobstraße	7,069	—	2.3%	12/30/15
	$181,593	$239,757

Notes Payable included with Obligations associated with real estate held for sale:
Interchange Business Center (5)	$7,036		30-day LIBOR + 5% (1)(3)	12/01/13
Parrot’s Landing (6)	28,639		4.23%	10/01/17
	$35,675

(1)         30-day LIBOR was 0.21% at September 30, 2012.

(2)         The loan has a minimum interest rate of 6.25%.

(3)         The 30-day LIBOR rate is set at a minimum value of 2.5%.

(4)         The loan has a maximum interest rate of 7%.

(5)         On October 18, 2012, we sold one of the four industrial buildings at Interchange Business Center to an unaffiliated third party.  Based on the loan agreement, the net proceeds from the sale of approximately $7 million (classified as obligations associated with real estate held for sale on our condensed consolidated balance sheet as of September 30, 2012) were used to satisfy a portion of the existing indebtedness associated with the four buildings.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(6)         On October 31, 2012, we sold Parrot’s Landing to an unaffiliated third party. We classified the note payable as obligations associated with real estate held for sale on our condensed consolidated balance sheet as of September 30, 2012.

At September 30, 2012, our notes payable balance, including the loans classified as obligations associated with real estate held for sale secured by Parrot’s Landing and one of the four industrial buildings at Interchange Business Center, was $217.3 million and consisted of the notes payable related to our consolidated properties.  We have unconditionally guaranteed payment of the note payable related to 1875 Lawrence for an amount not to exceed the lesser of (i) $11.75 million and (ii) 50% of the total amount advanced under the loan agreement if the aggregate amount advanced is less than $23.5 million.  We currently intend to refinance the note payable or exercise the one-year extension option pursuant to the terms under the loan agreement.  We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the Courtyard Kauai at Coconut Beach Hotel notes payable.  For the nine months ended September 30, 2012, we sold one asset to an unaffiliated third party and used a portion of the proceeds from the sale to fully satisfy the existing indebtedness of $19.7 million associated with the property.  Furthermore, we made a principal payment of $5.9 million on the loan related to 1875 Lawrence.  During October 2012, we sold one asset and one of the four industrial buildings at Interchange Business Center to an unaffiliated third party and used the proceeds from the sale to satisfy the existing indebtedness of $35.7 million (classified as obligations associated with real estate held for sale). See footnote 16, Discontinued Operations and Real Estate Held for Sale for further details.

We are subject to customary affirmative, negative, and financial covenants and representations, warranties and borrowing conditions, all as set forth in our loan agreements.  As of September 30, 2012, we believe we were in compliance with the covenants under our loan agreements.

The following table summarizes our contractual obligations for principal payments excluding obligations associated with real estate held for sale as of September 30, 2012:

Year	Amount Due
October 1, 2012 - December 31, 2012	$15,711
2013	11,870
2014	2,585
2015	55,953
2016	18,677
Thereafter	76,797

$181,593

10.                               Leasing Activity

Future minimum base rental payments of our office and industrial properties due to us under non-cancelable leases in effect as of September 30, 2012 for our consolidated properties are as follows:

September 30, 2012 - December 31, 2012	$14,886
2013	14,787
2014	11,341
2015	8,664
2016	6,017
Thereafter	7,954

Total	$63,649

The schedule above does not include rental payments due to us from our multifamily, hotel, student housing, and self-storage properties, as leases associated with these properties typically are for periods of one year or less.  As of September 30, 2012, none of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.

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

Derivative instruments classified as assets were reported at their combined fair values of less than $0.1 million in prepaid expenses and other assets at September 30, 2012 and December 31, 2011.  During the nine months ended September 30, 2012 and 2011, we recorded an unrealized gain of less than $0.1 million and an unrealized loss of $0.3 million to AOCI in our statement of equity to adjust the carrying amount of the interest rate caps qualifying as hedges at September 30, 2012 and 2011, respectively.

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

The table below presents the fair value of our derivative financial instruments, as well as their classification on the consolidated balance sheets as of September 30, 2012 and December 31, 2011:

Derivatives designated as	Balance Sheet	Asset Derivatives
hedging instruments:	Location	September 30, 2012	December 31, 2011

Interest rate derivative contracts	Prepaid expenses and other assets	$1	$19

The table below presents the effect of our derivative financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011:

Derivatives in Cash Flow Hedging Relationships
Amount of Gain or (Loss)		Amount of Gain or (Loss)
Recognized in AOCI on		Recognized in AOCI on
Derivative (Effective Portion)		Derivative (Effective Portion)
Three Months Ended September 30,		Nine Months Ended September 30,
2012	2011	2012	2011
$9	$(104)	$8	$(346)

Derivatives in Cash Flow Hedging Relationships
Amount of Loss Reclassifed from AOCI into Income (Effective Portion)		Amount of Loss Reclassifed from AOCI into Income (Effective Portion)
Three Months Ended September 30,		Nine Months Ended September 30,
2012	2011	2012	2011
$(12)	$—	$(26)	$—

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12.                               Commitments and Contingencies

Our operating leases consist of ground leases on each of eight buildings acquired in connection with the purchase of the Original Florida MOB Portfolio.  Each ground lease is for a term of 50 years, with a 25-year extension option.  The annual payment for each ground lease increases by 10% every five years.  For the three and nine months ended September 30, 2012, we incurred $0.1 million and $0.2 million, respectively, in lease expense related to our ground leases.  For the three and nine months ended September 30, 2011, we incurred less than $0.1 million and $0.2 million, respectively, in lease expense related to our ground leases.  Future minimum lease payments for all operating leases from September 30, 2012 are as follows:

September 30, 2012 - December 31, 2012	$73
2013	293
2014	293
2015	301
2016	301
Therafter	21,528
Total	$22,789

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

Until our investments are generating sufficient operating cash flow to fully fund the payment of distributions to our stockholders, we have paid and may in the future pay some or all of our distributions from sources other than operating cash flow.  We have, for example, generated cash to pay distributions from financing activities, components of which may include proceeds from the Offerings and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow.  We have also utilized cash from refinancings and dispositions, the components of which may represent a return of capital and/or the gains on sale.  In addition, from time to time, our Advisor may agree to waive or defer all or a portion of the acquisition, asset management or other fees or incentives due to it, pay general administrative expenses, or otherwise supplement investor returns in order to increase the amount of cash that we have available to pay distributions to our stockholders.

We paid no distributions to stockholders during the three months ended September 30, 2012.  Total distributions paid to stockholders during the nine months ended September 30, 2012 were $17.3 million and consisted of the special cash distribution of $13 million and the regular distributions of $4.3 million.  A portion of the $4.3 million regular distributions to stockholders was funded from cash flow provided by operations.  Total distributions of $8.8 million were paid to stockholders during the nine months ended September 30, 2011.  Distributions funded through the issuance of shares under the DRP during the nine months ended September 30, 2011 were $5.9 million.  Accordingly, cash amounts distributed to stockholders during the nine months ended September 30, 2011 were $2.9 million and were funded from cash flow provided by operations.  Future distributions declared and paid may exceed cash flow from operating activities until such time as we invest in additional real estate or real estate-related assets at favorable yields and our investments reach stabilization.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Distributions paid to stockholders were funded through various sources, including cash flow from operating activities, proceeds raised as part of our Offerings, reinvestment through our DRP and additional borrowings.  The following summarizes certain information related to the sources of recent distributions:

	September 30,
	2012	2011
Total Distributions Paid	$17,326	$8,811

Principal Sources of Funding:
Distribution Reinvestment Plan	$2,790	$5,912
Cash flow provided by (used in) operating activities	$4,044	$4,711
Cash available at the beginning of the period (1)	$80,130	$49,375

(1)         Represents the cash available at the beginning of the reporting period primarily attributable to excess funds raised from the issuance of common stock and borrowings, after the impact of historical operating activities, other investing and financing activities.

Distributions for the first three quarters of 2012 and 2011 were as follows ($ in thousands, except per share amounts):

					Cash Flow	Total	Declared
		Distributions Paid			Provided by (used in)	Distributions	Distribution
	2012	Cash	Reinvested	Total	Operations	Declared	Per Share
Third quarter	Regular distribution	$—	$—	$—	$3,550	$—	$—
Second quarter	Regular distribution	388	716	1,104	1,325	—	—
Second quarter	Special cash distribution	13,048	—	13,048	—	—	—
First quarter	Regular distribution	1,100	2,074	3,174	(831)	3,209	0.125
First quarter	Special cash distribution (a)	—	—	—	—	13,048	0.500
		$14,536	$2,790	$17,326	$4,044	$16,257	$0.625

					Cash Flow		Declared
		Distributions Paid			Provided by (used in)	Distributions	Distribution
	2011	Cash	Reinvested	Total	Operations	Declared	Per Share
Third quarter	Regular distribution	$1,026	$2,049	$3,075	$5,716	$3,090	$0.126
Second quarter	Regular distribution	972	1,991	2,963	(593)	2,976	0.125
First quarter	Regular distribution	901	1,872	2,773	(412)	2,815	0.123
		$2,899	$5,912	$8,811	$4,711	$8,881	$0.374

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

Pursuant to a Dealer Manager Agreement, we engaged Behringer Securities LP (“Behringer Securities”) to act as our dealer manager in connection with the Offerings.  The Follow-On Offering terminated as to the primary portion on March 15, 2012 and we terminated the DRP portion of the Follow-On Offering effective April 3, 2012.  The terms of the Dealer Manager Agreement were the same in all material respects as the terms of the agreement entered with Behringer Securities dated January 4, 2008 pursuant to which Behringer Securities acted as the dealer manager for the Initial Offering.

Behringer Securities received commissions of up to 7% of gross primary offering proceeds.  Behringer Securities reallowed 100% of selling commissions earned to participating broker-dealers.  In addition, we paid Behringer Securities a dealer manager fee of up to 2.5% of gross offering proceeds.  Pursuant to separately negotiated agreements, Behringer Securities reallowed a portion of its dealer manager fee in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in the Offerings; provided, however, that Behringer Securities reallowed, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts and no more than 0.5% of gross offering proceeds for out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties.  Further, in special cases pursuant to separately negotiated agreements and subject to applicable limitations imposed by the Financial Industry Regulatory

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Authority, Behringer Securities used a portion of its dealer manager fee to reimburse certain broker-dealers participating in the Offerings for technology costs and expenses associated with the Offerings and costs and expenses associated with the facilitation of the marketing and ownership of our shares by such broker-dealers’ customers.  No selling commissions, dealer manager fees or organization and offering expenses were paid for sales under the DRP.  For the nine months ended September 30, 2012, Behringer Securities earned selling commissions and dealer manager fees of $0.4 million and $0.2 million, respectively, which were recorded as a reduction to additional paid-in capital.  For the nine months ended September 30, 2011, Behringer Securities earned selling commissions and dealer manager fees of $1.2 million and $0.4 million, respectively, which were recorded as a reduction to additional paid-in capital.

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

The Advisor is required to reimburse us to the extent that the total amount spent on organization and offering expenses (other than selling commissions and the dealer manager fee) in the Offerings exceeds 1.5% of the gross proceeds raised in the primary component of the Offerings.  Based on the gross proceeds from our Offerings, we have recorded a receivable from the Advisor for approximately $3.8 million of organization and offering expenses that were previously reimbursed to the Advisor.  The receivable of $3.8 million is presented net of other payables of $0.4 million to the Advisor on our consolidated balance sheet.  We expect to receive payment from the Advisor for this receivable during the first quarter of 2013.

Since our inception through September 30, 2012, approximately $16.4 million of organization and offering expenses was incurred by the Advisor or its affiliates on our behalf.  Of this amount, $7.5 million has been reimbursed by us.  As of September 30, 2012, we had no amounts payable to the Advisor for organization and offering expenses.

The Advisor or its affiliates will also receive acquisition and advisory fees of 2.5% of the amount paid and/or in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets.  The Advisor and its affiliates will also receive acquisition and advisory fees of 2.5% of the funds advanced in respect of a loan investment.  We incurred acquisition and advisory fees payable to the Advisor of $0.5 million for the nine months ended September 30, 2012.  We incurred acquisition and advisory fees payable to the Advisor of $0.9 million for the nine months ended September 30, 2011.

The Advisor or its affiliates also receive an acquisition expense reimbursement in the amount of 0.25% of (i) the funds paid for purchasing an asset, including any debt attributable to the asset, (ii) the funds budgeted for development, construction, or improvement in the case of assets that we acquire and intend to develop, construct, or improve, and (iii) the funds advanced in respect of a loan investment.  In addition, to the extent the Advisor or its affiliates directly provide services formerly provided or usually provided by third parties, including, without limitation, accounting services related to the preparation of audits required by the SEC, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a completed investment, the direct employee costs and burden to the Advisor of providing these services will be acquisition expenses for which we will reimburse the Advisor.  We also pay third parties, or reimburse the Advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder’s fees, title insurance, premium expenses, and other closing costs.  In addition, acquisition expenses for which we will reimburse the Advisor, include any payments made to (i) a prospective seller of an asset, (ii) an agent of a prospective seller of an asset, or (iii) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset.  Except as described above with respect to services customarily or previously provided by third parties, the Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent that they are dedicated to making investments for us, such as wages and benefits of the investment personnel.  The Advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the Advisor or its affiliates incur that are due to third parties or related to the additional services provided by the Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition.  For the nine months ended September 30, 2012 and 2011, we incurred acquisition expense reimbursements of less than $0.1 million and $0.1 million, respectively.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We pay the Advisor or its affiliates a debt financing fee of 1% of the amount available under any loan or line of credit made available to us.  It is anticipated that the Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us.  We incurred debt financing fees of $0.1 million and $0.2 million for the nine months ended September 30, 2012 and 2011, respectively.

We pay the Advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties.  We incurred no such fees for the nine months ended September 30, 2012 or 2011.

We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity II Management Services, LLC (“BHO II Management”), or its affiliates, fees for the management, leasing, and construction supervision of our properties.  Property management fees are 4.5% of the gross revenues of the properties managed by BHO II Management or its affiliates, plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a third-party property manager in respect of a property, BHO II Management or its affiliates receives an oversight fee equal to 0.5% of the gross revenues of the property managed.  In no event will BHO II Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay BHO II Management directly for its services, we will pay BHO II Management a management fee or oversight fee, as applicable, based only on our economic interest in the property.  We incurred and expensed property management fees or oversight fees to BHO II Management of approximately $0.9 million and $0.2 million for the nine months ended September 30, 2012 and 2011, respectively.

We pay the Advisor or its affiliates a monthly asset management fee of one-twelfth of 1.0% of the sum of the higher of the cost or value of each asset.  For the nine months ended September 30, 2012 and 2011, we expensed $2.3 million and $2.1 million, respectively, of asset management fees.

We reimburse the Advisor or its affiliates for all expenses paid or incurred by the Advisor in connection with the services provided to us, subject to the limitation that we will not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (A) 2% of our average invested assets, or (B) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period.  Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the nine months ended September 30, 2012 and 2011, we incurred and expensed such costs for administrative services of $1.1 million and $0.8 million, respectively.

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

On November 1, 2012, we, through a wholly-owned subsidiary of our operating partnership, entered into a lease agreement with Behringer Harvard Europe Real Estate GmbH, to lease approximately 380 rentable square meters at Holstenplatz.  The lease commenced on November 1, 2012 for a 14-month term with two options to extend the lease for an additional one-year terms.  The annualized rent is approximately $80,000.  Our management and board of directors determined that the lease was fair and reasonable to us and on terms and conditions that are no less favorable to us than can be obtained from unaffiliated third parties for comparable transactions or services in the same location.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

15.                               Supplemental Cash Flow Information

Supplemental cash flow information is summarized below:

	Nine months ended September 30,
	2012	2011

Interest paid	$7,400	$6,266

Non-cash investing activities:
Capital expenditures for real estate in accounts payable	$72	$1,140
Capital expenditures for real estate in accrued liabilities	$439	$38
Receivable from sale of property in unconsolidated joint venture	$—	$7,108

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$2,790	$5,912
Accrued dividends payable	$—	$1,009
Offering costs payable to related parties	$8	$—
Offering costs receivable from related parties	$—	$2,238

16.                               Discontinued Operations and Real Estate Held for Sale

On December 22, 2011, we sold Archibald Business Center for a contract price of $15 million.  On January 5, 2012, we sold the Palms of Monterrey for a contract sales price of $39.3 million, and on October 18, 2012, we sold one of the four industrial buildings at Interchange Business Center for a contract sales price of approximately $7.5 million, excluding transaction costs.  The proceeds from the sale were used to satisfy a portion of the existing indebtedness associated with the four buildings.  The building sold had been vacant since the initial date of acquisition.  On October 31, 2012, we sold Parrot’s Landing for a contract sales price of $56.3 million.

We have classified the results of operations for the properties discussed above into discontinued operations in the accompanying condensed consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Rental revenue	$1,691	$2,988	$5,118	$8,991

Expenses
Property operating expenses	595	938	1,867	2,789
Interest expense	380	813	1,231	2,448
Real estate taxes	292	351	893	1,126
Property management fees	62	94	199	278
Asset management fees	17	21	51	65
Depreciation and amortization	384	836	1,146	3,239
Total expenses	1,730	3,053	5,387	9,945
Loss on early extinguishment of debt (1)	—	—	(1,236)	—
Gain on sale of real estate property	—	—	9,264	—
Income (loss) from discontinued operations	$(39)	$(65)	$7,759	$(954)

(1)         Loss on early extinguishment of debt for the nine months ended September 30, 2012 was approximately $1.2 million and was comprised of the write-off of deferred financing fees and an early termination fee.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The major classes of assets and liabilities associated with the real estate held for sale as of September 30, 2012 and December 31, 2011was as follows:

	September 30, 2012	December 31, 2011
Land and improvements, net	$14,747	$6,316
Building and improvements, net	27,745	22,294
Furniture, fixtures and equipment, net	478	810
Assets associated with real estate held for sale	$42,970	$29,420

Notes Payable	$35,675	$—
Accrued and other liabilities	205	37
Obligations associated with real estate held for sale	$35,880	$37

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

Prior to termination of the Initial Offering, on September 13, 2010, we filed a second Registration Statement on Form S-11 with the SEC to register up to 75,000,000 shares of our common stock for sale to the public in the Follow-On Offering, of which 25,000,000 shares were offered pursuant to the DRP.  We terminated the primary portion of the Follow-On Offering on March 15, 2012 and the DRP component effective April 3, 2012.  We raised gross offering proceeds of approximately $265.3 million from the sale of approximately 26.7 million shares under the Offerings, including shares sold under the DRP.

Market Outlook

During the third quarter of 2012, the U.S. economy showed signs of stabilizing, but with growth coming at a slower pace as compared to prior economic recoveries.  GDP growth increased to 2% from 1.3% in the prior quarter, a pace that is too slow to dramatically improve the overall economy in the near term.  A major contributor to this slow growth was the European debt crisis and its effect on the global economy, as well as uncertainty by U.S. businesses as to the impact of the presidential election and the resolution of the so-called “fiscal cliff”.  Consequently, projections for global growth were reduced and U.S. exports were down for the third quarter of 2012.  However, domestically, many economic reports suggested that several sectors are in a recovery mode.  The U.S. economy added 171,000 new jobs in October 2012, which puts job creation for the year ahead of 2011’s pace.  The labor force participation rate, is a key metric that measures those working or looking for jobs, was also higher.  American manufacturing and factory output were up 2.8% for the year to September 2012, beating consensus estimates.  Retail sales reported higher growth in August and September of 2012 than had been reported since 2010.  Housing, which is critical to a sustained recovery, is providing clearer evidence that it has moved off the bottom and rebounding with increased housing starts and sales and improved projections and confidence by homebuilders going forward.  All of these factors are leading to increased consumer sentiment and spending.  On a net basis, we believe the general consensus is the U.S. economy is currently able to overcome the negative global issues and is moving forward at a moderate, but uneven pace.  As an owner of office and industrial real estate properties, the majority of our income and cash flow is derived from rental revenue received pursuant to tenant leases for space at our properties.  Over the past several months there has been some improvement in fundamental benchmarks such as occupancy, rental rates and pricing.  Continued improvement in these fundamentals is dependent upon sustained economic growth.  Occupancy and rental rate stabilization will vary by market and property type.

A portion of our portfolio is currently invested in nine medical office buildings.  The demand for health care services, and consequently health care properties, is projected to increase in the near future.  The Centers for Medicare and

Medicaid Services project that national health care expenditures will rise to $3.5 trillion in 2015, or 18.2% of gross domestic product.  The annual growth in national health expenditures for 2012 through 2021 is expected to be 5.7%, which would be 0.9% faster than the expected annual increase in GDP during this period.  While demographics are the primary driver of demand, economic conditions and availability of services contribute to health care service utilization rates.  We believe the health care property market may be less susceptible to fluctuations and economic downturns relative to other property sectors.

The total U.S. population is projected to increase by 20.4% through 2030.  The population aged 65 and over is projected to increase by 79.2% through 2030.  This population is an important component of health care utilization.  Most health care services are provided within a health care facility such as a hospital, a physician’s office or a senior housing facility.

Smith Travel Research indicates that the year-to-date national overall occupancy rate for hospitality properties in the United States increased to 67.1% and the national overall Average Daily Rate (“ADR”) increased to $107.34.  The hotel industry is expected to see continued modest growth in 2012.  If the economy continues to improve, we expect room rates for hotels to increase since increased demand for hotel rooms generally correlates with growth in the U.S. gross domestic product (GDP).  Compared to prior year, Courtyard Kauai at Coconut Beach Hotel has experienced double digit increase in occupancy rate and an approximately 6% increase in ADR.

Although an uneven U.S. economy may provide some resistance, primarily with respect to overall job growth, the favorable demand/supply fundamentals present in multifamily sector should still support reasonable growth.  On the demand side, the demographics for the targeted multifamily renter, the age group from 20 to 34 years old, are still positive in the sector.  This group is growing in size and while the other age segments have experienced employment declines, their aggregate employment has increased.  Further, while this age group in previous economic cycles experienced increasing single family home ownership, higher credit standards for single family mortgages and more reluctance to commit to home ownership are currently leading to more rental demand.  At the same time on the supply side, developments of new multifamily communities decreased substantially since 2008, such that supply has not been keeping up with demand.  We believe that this demand will lead to increased development activity; however, since high quality multifamily developments can take 18 to 36 months to entitle, permit and construct, we believe there is, even in the most aggressive outlook, a continued window of limited supply.  Accordingly, many analysts are still projecting continued multifamily rental growth, albeit at a slower pace.  However, multifamily performance is highly correlated with job and income growth.  While the factors noted above should position the multifamily sector to perform better in a slow growth environment, eventually the multifamily sector will need stronger employment and disposable consumer income to maintain rental growth.  As of September 30, 2012, a portion of our portfolio is invested in three multifamily properties including one classified as held for sale.

Current interest rates and the availability of multifamily financing are also favorable factors in the multifamily sector.  In the last 9 months, five and ten year treasury rates have declined approximately 25% and 13%, respectively, and as of September 30, 2012, are approximately 0.6% and 1.7%, respectively.  Competition for multifamily financing, particularly high quality, stabilized communities such as ours, has also added to the favorable financing environment.  In addition to government sponsored entities, insurance companies and commercial banks have been aggressive lenders in our sector.  While there is a risk that the European debt crisis, future legislative restrictions on Fannie Mae and Freddie Mac multifamily lending, or inflationary or capital pressures could eventually reverse these trends resulting in increased lending costs for multifamily, thus far this has not occurred.

Unlike traditional multifamily housing, all leases for student housing property typically commence and terminate on the same dates.  In the case of our typical student housing leases, this date coincides with the commencement of the fall academic term with the leases typically terminating at the completion of the last summer school session of the academic year.  As such, we must re-lease each property in its entirety each year, resulting in significant turnover in our tenant population from year to year.  As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in January and ends in August of each year.  Our properties’ occupancy rates are therefore typically relatively stable during the August to July academic year, but are susceptible to fluctuation at the commencement of each new academic year, which may be greater than the fluctuation in occupancy rates experienced by traditional multifamily properties.  A portion of our portfolio is currently invested in two student housing complexes.

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

We continually evaluate our liquidity and ability to fund future operations and debt obligations.  As part of those analyses, we consider lease expirations and other factors.  Leases at our consolidated office and industrial properties representing 23% of our annualized base rent will expire by the end of 2013.  As a normal course of business, we are pursuing renewals, extensions and new leases.  If we are unable to renew or extend the expiring leases under similar terms or are unable to negotiate new leases, it would negatively impact our liquidity and adversely affect our ability to fund our ongoing operations.

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

We intend to borrow money to acquire properties and make other investments.  There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment.  Under our charter, the maximum amount of our indebtedness is limited to 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors.  In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Our policy limitation, however, does not apply to individual real estate assets. We terminated the primary portion of the Follow-On Offering effective March 15, 2012 and the DRP component effective April 3, 2012.

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

At September 30, 2012, our notes payable balance was $217.3 million, including the loans secured by Parrot’s Landing and one of the four industrial buildings at Interchange Business Center classified as obligations associated with real estate held for sale.  We have unconditionally guaranteed payment of the note payable related to 1875 Lawrence which has a maturity date of December 31, 2012 for an amount not to exceed the lesser of (i) $11.75 million and (ii) 50% of the total amount advanced under the loan agreement if the aggregate amount advanced is less than $23.5 million.  We currently plan on refinancing the note payable or exercising the one year extension option pursuant to the terms under the loan agreement.  We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the notes payable related to the Courtyard Kauai at Coconut Beach Hotel.  For the nine months ended September 30, 2012, we sold one asset to an unaffiliated third party and used a portion of the proceeds from the sale to fully satisfy the existing indebtedness of $19.7 million associated with the property.  Furthermore, we made a principal payment of $5.9 million on the loan related to 1875 Lawrence.  During October 2012, we sold one asset and one of the four industrial buildings at Interchange Business Center to an unaffiliated third party and used the proceeds from the sale to satisfy the existing indebtedness of $35.7 million (classified as obligations associated with real estate held for sale). See footnote 16, Discontinued Operations and Real Estate Held for Sale for further details.

Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios and liquidity.  As of September 30, 2012, we believe we were in compliance with the debt covenants under our loan agreements.

One of our principal long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness excluding obligations associated with real estate held for sale as of September 30, 2012.  The table does not represent any extension options ($ in thousands).

	Payments Due by Period
	October 1, 2012 - December 31, 2012	2013	2014	2015	2016	Thereafter	Total
Principal payments - variable rate debt	$15,055	$9,883	$—	$38,000	$—	$—	$62,938
Principal payments - fixed rate debt	656	1,987	2,585	17,953	18,677	76,797	118,655
Interest payments - variable rate debt (based on rates in effect as of September 30, 2012)	615	1,223	448	422	—	—	2,708
Interest payments - fixed rate debt	1,380	5,431	5,351	5,011	3,914	7,339	28,426
Operating leases(1)	73	293	293	301	301	21,528	22,789

Total (2)	$17,779	$18,817	$8,677	$61,687	$22,892	$105,664	$235,516

(1)          Our operating leases consist of ground leases on each of eight buildings acquired in connection with the purchase of the Original Florida MOB Portfolio.  Each ground lease is for a term of 50 years, with a 25-year extension option.  The annual payment for each ground lease increases by 10% every five years.

(2)          Does not include the loans secured by Parrot’s Landing and one of the four industrial buildings at Interchange Business Center which are classified as obligations associated with real estate held for sale on our consolidated balance sheet totaling $35.7 million.

Results of Operations

Three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Continuing Operations

As of September 30, 2012, we had 11 real estate investments, ten of which were consolidated in our continuing operations.  As of September 30, 2011, we had ten real estate and real estate-related investments, seven of which were consolidated in our continuing operations.

Our results of operations for the respective periods presented reflect increases in most categories due to the growth of our portfolio in each period presented.  Management expects increases in most categories in the future as we purchase additional real estate and real estate-related assets and as we begin to realize the full year impact of our acquisitions.

Revenues.  Revenues for the three months ended September 30, 2012 were $11.5 million, an increase of $2.8 million from the three months ended September 30, 2011.  The change in revenue is primarily due to:

•                  an increase in rental revenue of $2.1 million due to the acquisition of three consolidated properties; and

•                  an increase of hotel revenue of $1.2 million at the Courtyard Kauai at Coconut Beach Hotel due to completion of the planned renovation.

For the three months ended September 30, 2011, we earned $0.4 million of interest income from our real estate loan receivable related to the PAL Loan.  The debtor associated with the PAL real estate loan receivable exercised its option to prepay the entire balance of the loan on August 15, 2011.

Property Operating Expenses.  Property operating expenses for the three months ended September 30, 2012 were $5.8 million and were comprised of operating expenses for the 10 properties we consolidated.  Property operating expenses for the three months ended September 30, 2011 were $4.5 million and were comprised of operating expenses for the seven properties we consolidated.  This increase is principally a result of acquisitions during 2012 and the fourth quarter of 2011 and increased activity related to Courtyard Kauai at Coconut Beach Hotel.

Interest Expense.  Interest expense for the three months ended September 30, 2012 was $2.3 million as compared to $1.7 million for the three months ended September 30, 2011.

Real Estate Taxes.  Real estate taxes for the three months ended September 30, 2012 were $1.2 million related to our consolidated properties.  Real estate taxes for the three months ended September 30, 2011 were $0.9 million.

Property Management Fees.  Property management fees related to our consolidated properties for the three months ended September 30, 2012 were $0.4 million.  Property management fees for the three months ended September 30, 2011 were $0.2 million.

Asset Management Fees.   Asset management fees for the three months ended September 30, 2012 were $0.8 million and consisted of asset management fees related to our ten consolidated properties.  Asset management fees for the three months ended September 30, 2011 were $0.8 million and consisted of asset management fees related to our seven properties we consolidated in 2011.

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2012 were $0.9 million, as compared to $0.6 million for the three months ended September 30, 2011, and were comprised of auditing fees, legal fees, board of directors’ fees, and other administrative expenses.  We expect general and administrative expense to increase as a result of certain costs now expensed as a result of the termination of the Offerings.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended September 30, 2012 was $3.5 million and was comprised of depreciation and amortization expense related to our ten consolidated properties.  Depreciation and amortization expense for the three months ended September 30, 2011 was $3.1 million and was comprised of depreciation and amortization related to our seven consolidated properties.

Nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Continuing Operations

As of September 30, 2012, we had 11 real estate investments, ten of which were consolidated in our continuing operations.  As of September 30, 2011, we had ten real estate and real estate-related investments, seven of which were consolidated in our continuing operations.

Our results of operations for the respective periods presented reflect increases in most categories due to the growth of our portfolio in each period presented.  Management expects increases in most categories in the future as we purchase additional real estate and real estate-related assets and as we begin to realize the full year impact of our acquisitions.

Revenues.  Revenues for the nine months ended September 30, 2012 were $33 million, an increase of $8.1 million from the nine months ended September 30, 2011.  The change in revenue is primarily due to:

•                  an increase in rental revenue of $7.9 million due to the acquisition of four consolidated properties; and

•                  an increase of hotel revenue of $3.1 million at the Courtyard Kauai at Coconut Beach Hotel due to completion of the planned renovation.

For the nine months ended September 30, 2011, we earned interest income from our real estate loan receivable of $2.9 million, all of which was related to the PAL Loan.

Property Operating Expenses.  Property operating expenses for the nine months ended September 30, 2012 were $16.7 million and were comprised of operating expenses for the ten properties we consolidated.  Property operating expenses for the nine months ended September 30, 2011 were $12.2 million and were comprised of operating expenses for the seven properties we consolidated.  This increase is principally a result of acquisitions during 2012 and the fourth quarter of 2011 and increased activity related to Courtyard Kauai at Coconut Beach Hotel.

Interest Expense.  Interest expense for the nine months ended September 30, 2012 was $6.9 million as compared to $4.8 million for the nine months ended September 30, 2011.

Real Estate Taxes.  Real estate taxes for the nine months ended September 30, 2012 were $3.5 million related to our consolidated properties.  Real estate taxes for the nine months ended September 30, 2011 were $2.6 million.

Property Management Fees.  Property management fees related to our consolidated properties for the nine months ended September 30, 2012 were $1.2 million.  Property management fees for the nine months ended September 30, 2011 were $0.8 million.

Asset Management Fees.   Asset management fees for the nine months ended September 30, 2012 were $2.4 million and consisted of asset management fees related to our ten consolidated properties.  Asset management fees for the nine months ended September 30, 2011 were $2.1 million and consisted of asset management fees related to our seven properties we consolidated in 2011.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2012 were $2.2 million, as compared to $1.7 million for the nine months ended September 30, 2011, and were comprised of auditing fees, legal fees, board of directors’ fees and other administrative expenses.  We expect general and administrative expense to increase as a result of certain costs capitalized during the Offerings that will now be expensed as a result of its termination.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the nine months ended September 30, 2012 was $11.2 million and was comprised of depreciation and amortization expense related to our ten consolidated properties.  Depreciation and amortization expense for the nine months ended September 30, 2011 was $8.6 million and was comprised of depreciation and amortization related to our seven consolidated properties.

See Note 16 to Condensed Consolidated Financial Statements for further information regarding discontinued operations.

Cash Flow Analysis

Cash provided by operating activities for the nine months ended September 30, 2012 was $4 million and was primarily comprised of the net loss of $4 million, adjusted for depreciation and amortization, including amortization of deferred financing fees of $13.1 million, cash used for working capital and other operating activities of approximately $4.2 million and offset by a gain on sale of the Palms of Monterrey of $9.3 million.  Cash provided by operating activities for the nine months ended September 30, 2011 was $4.7 million and was comprised of the net loss of $6.9 million, adjusted for depreciation and amortization, including amortization of deferred financing fees of $12.5 million and cash provided by working capital and other operating activities of approximately $1.8 million, offset by equity in (gains) / losses of unconsolidated joint ventures of $2.7 million.

Cash provided by investing activities for the nine months ended September 30, 2012 was $15.6 million, and was comprised of net proceeds from sale of the Palms of Monterrey of $38.7 million, offset by purchase of real estate of $11 million, additions of property and equipment of $11.7 million and an increase in restricted cash of approximately $0.4 million.  Cash used in investing activities for the nine months ended September 30, 2011 was $16.5 million, and was comprised of purchases of real estate of $37.4 million, cash used for additions of property and equipment of approximately $9 million, offset by repayment of notes receivable of $25 million and a decrease in restricted cash of $4.9 million.

Cash used in financing activities for the nine months ended September 30, 2012 was $38.9 million, and was comprised of payments to notes payable, net of proceeds and financing costs, of $23.4 million, cash distributions to our stockholders of $14.5 million, net distributions to non-controlling interest holders of $5.6 million, redemptions of common stock of $1 million, offset by the issuance of common stock, net of offering costs, of $5.6 million.  Cash provided by financing activities for the nine months ended September 30, 2011 was $43.7 million, and was comprised of proceeds from notes payable, net of payments and financing costs, of $28.7 million, the issuance of common stock, net of offering costs, of $16.3 million offset by net contributions from non-controlling interest holders of $3.2 million, redemptions of common stock of $1.6 million and cash distributions to our shareholders of $2.9 million.

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

Our calculation of FFO for the three and nine months ended September 30, 2012 and 2011 is presented below ($ in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss) attributable to the Company	$(3,101)	$696	$(3,768)	$(5,542)
Adjustments for:
Real estate depreciation and amortization(1)	3,461	3,515	10,933	10,624
Gain on sale of real estate(2)	—	(3,261)	(8,338)	(3,261)

Funds from operations (FFO)	$360	$950	$(1,173)	$1,821

GAAP weighted average shares:
Basic and diluted	26,069	24,508	25,962	23,739

FFO per share	$0.01	$0.04	$(0.05)	$0.08

Net income (loss) per share	$(0.12)	$0.03	$(0.15)	$(0.23)

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

(2) For the three and nine months ended September 30, 2011, the $3.3 million represents our portion of the gain on the sale of an investment in an unconsolidated joint venture which is included in equity in earnings of unconsolidated joint ventures.

Provided below is additional information related to selected items included in net gain (loss) above, which may be helpful in assessing our operating results.

•                  Straight-line rental revenue of $0.1 million and $0.2 million was recognized for the three and nine months ended September 30, 2012, respectively.  Straight-line rental revenue of $0.2 million and $0.3 million was recognized for the three and nine months ended September 30, 2011, respectively.  The noncontrolling interest portion of straight-line rental revenue for each of the three and nine months ended September 30, 2012 was less than $0.1 million.  The noncontrolling interest portion of straight-line rental revenue for each of the three and nine months ended September 30, 2011 was less than $0.1 million.

•                  Net above/below market lease amortization of less than $0.1 million and $0.1 million was recognized as an increase to rental revenue for the three and nine months ended September 30, 2012, respectively.  Net above/below market lease amortization of less than $0.1 million and $0.3 million was recognized as an increase to rental revenue for the three and nine months ended September 30, 2011 respectively.  The noncontrolling interest portion of net above/below market lease amortization for the three and nine months ended September 30, 2012 was less than $0.1 million.  The noncontrolling interest portion of net above/below market lease amortization for the three and nine months ended September 30, 2011 was less than $0.1 million.

•                  Amortization of deferred financing costs of $0.3 million and $0.8 million was recognized as interest expense for our notes payable for the three and nine months ended September 30, 2012, respectively.  Amortization of deferred financing costs of $0.3 million and $0.8 million was recognized as interest expense for our notes payable for the three and nine months ended September 30, 2011.

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

Until our investments are generating sufficient operating cash flow to fully fund the payment of distributions to our stockholders, we have paid and may in the future pay some or all of our distributions from sources other than operating cash flow.  We have, for example, generated cash to pay distributions from financing activities, components of which include proceeds from the Offerings and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow.  We have also utilized cash from refinancing and dispositions, the components of which may represent a return of capital and/or the gains on sale.  In addition, from time to time, our Advisor may agree to waive or defer all or a portion of the acquisition, asset management or other fees or incentives due to it, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash that we have available to pay distributions to our stockholders.

The following summarizes certain information related to the sources of recent distributions ($ in thousands):

	September 30,
	2012	2011
Total Distributions Paid (1)	$17,326	$8,811

Principal Sources of Funding:
Distribution Reinvestment Plan	$2,790	$5,912
Cash flow provided by (used in) operating activities	$4,044	$4,711
Cash available at the beginning of the period (2)	$80,130	$49,375

(1)         Nine months ending September 30, 2012, includes special cash distribution of $13 million.

(2)         Represents the cash available at the beginning of the reporting period primarily attributable to excess funds raised from the issuance of common stock and borrowings, after the impact of historical operating activities, other investing and financing activities.

We paid no distributions to stockholders during the three months ended September 30, 2012.  Total distributions paid to stockholders during the nine months ended September 30, 2012 were $17.3 million and consisted of the special cash distribution of $13 million and the regular distribution of $4.3 million.  A portion of the $4.3 million regular distributions to stockholders was funded from cash flow provided by operations.  Total distributions of $8.8 million were paid to stockholders during the nine months ended September 30, 2011.  Distributions funded through the issuance of shares under the DRP during the nine months ended September 30, 2011 were $5.9 million.  Accordingly, cash amounts distributed to stockholders during the nine months ended September 30, 2011 were $2.9 million and were funded from cash provided by operations.  Future distributions declared and paid may exceed cash flow from operating activities or fund from operations until such time as we invest in additional real estate or real estate-related assets at favorable yields and our investments reach stabilization.

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

We believe the carrying value of our operating real estate is currently recoverable.  Accordingly, there were no impairment charges for the three or nine months ended September 30, 2012 or 2011.  However, if market conditions worsen beyond our current expectations, or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

As of September 30, 2012, we maintained approximately $2.1 million in Euro-denominated accounts at European financial institutions.  We currently have two investments in Europe, and as such, we believe that we are not materially exposed to any significant foreign currency fluctuations related to these accounts as we do not usually maintain large balances in European financial institutions unless such funds are required for capital needs.

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $217.3 million in notes payable, including the loans classified as obligations associated with real estate held for sale at September 30, 2012 secured by Parrot’s Landing and one of the four industrial buildings at Interchange Business Center, $62.9 million represented debt subject to variable interest rates, of which $24.9 million is subject to minimum interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.4 million.

Interest rate caps classified as assets were reported at their combined fair value of less than $0.1 million within prepaid expenses and other assets at September 30, 2012.  A 100 basis point decrease in interest rates would result in a less than $0.1 million net decrease in the fair value of our interest rate caps.  A 100 basis point increase in interest rates would result in a $0.1 million net increase in the fair value of our interest rate caps.

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 30, 2012, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The terms on which we redeem shares may differ between redemptions upon a stockholder’s death, “qualifying disability” (as defined in the share redemption program) or confinement to a long-term care facility (collectively, “Exceptional Redemptions”) and all other redemptions (“Ordinary Redemptions”).  Our board of directors determined to suspend until further notice accepting Ordinary Redemptions effective April 1, 2012.  Under our share redemption program in effect for the three months ended September 30, 2012, the purchase price for shares redeemed pursuant to an Exceptional Redemption request is set forth below.

In the case of Exceptional Redemptions, prior to the first valuation conducted by the board of directors, or a committee thereof (the “Initial Board Valuation”), the purchase price per share for the redeemed shares will equal 90% of the difference of (a) average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) (the “Original Share Price”) less (b) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by the board of directors (the “Special Distributions”), distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed Shares.

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

During the three months ended September 30, 2012 our board of directors redeemed all six Exceptional redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 8,873 shares redeemed for $0.1 million (approximately $8.55 per share).  We have funded all share redemptions with proceeds from the Offerings.

We have not presented information regarding submitted and unfulfilled Ordinary Redemption requests for the three months ended September 30, 2012 as our board of directors suspended Ordinary Redemptions effective April 1, 2012 and we believe many stockholders who may otherwise desire to have their shares redeemed have not submitted a request due to the suspension of Ordinary Redemptions.

Any Ordinary Redemption requests submitted while Ordinary Redemptions are suspended will be returned to investors and must be resubmitted upon resumption of Ordinary Redemptions. If Ordinary Redemptions are resumed, we will give all stockholders notice that we are resuming Ordinary Redemptions, so that all stockholders will have an equal opportunity to submit shares for redemption.  Upon resumption of Ordinary Redemptions, any redemption requests will be honored pro rata among all requests received based on funds available. Requests will not be honored on a first come, first served basis.

During the quarter ended September 30, 2012, we redeemed shares as follows:

2012	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
July	—	$—	—
August	8,873	$8.55	8,873		(1)
September	—	$—	—

	8,873	$8.55	8,873		(1)

(1) A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.                                                         Defaults Upon Senior Securities.

None.

Item 4.                                                         Mine Safety Disclosure.

None.

Item 5.                                                         Other Information.

Annual Meeting

On November 7, 2012, we held our annual meeting of stockholders.  A total of 14,392,256 shares of our common stock outstanding and entitled to vote were represented at the meeting in person or by proxy, representing approximately 55.2% of the total number of shares entitled to vote at the meeting.

At the annual meeting, our stockholders elected the six nominees listed below to serve on our board of directors until the next annual meeting of stockholders, and each will continue in office until his or her successor has been elected and qualified or until his or her earlier death, resignation, or retirement.  The votes cast with respect to each director were as follows:

Nominee	For	Withheld
Robert M. Behringer	13,748,337	643,918
Robert S. Aisner	13,758,433	633,822
Andreas K. Bremer	13,772,659	619,596
Diane S. Detering-Paddison	13,776,641	615,614
Cynthia Pharr Lee	13,780,795	611,460
Jeffrey P. Mayer	13,778,813	613,442

In addition, at the annual meeting, the stockholders approved an amendment and restatement of our charter.  The proposal to amend and restate the charter is described in detail in the proxy statement related to the annual meeting of stockholders.  The votes cast with respect to the amendment and restatement of the charter were as follows:

For	Against	Abstain
13,243,841	516,644	631,770

We have filed the Third Articles of Amendment and Restatement with the State Department of Assessment and Taxation of the State of Maryland (the “SDAT”), and they were effective immediately upon filing on November 7, 2012.

Finally, at the annual meeting, our stockholders approved a proposal to permit the board of directors to adjourn the meeting, if necessary, to solicit additional proxies in favor of the first two proposals if there were not sufficient votes for the proposals.

Bylaw Amendment

In connection with the stockholder approval of our amended and restated charter, our board of directors approved an amendment and restatement of our bylaws to reduce the quorum required for stockholder meetings.  As amended, our bylaws provide that a quorum is 40% of all the votes entitled to be cast at a stockholder meeting instead of the 50% previously provided.  As approved by our board of directors, our amended and restated bylaws became effective immediately upon the filing of our Third Articles of Amendment and Restatement with the SDAT on November 7, 2012.

Item 6.                                                         Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

Dated: November 14, 2012	By:	/s/ Andrew J. Bruce
Andrew J. Bruce
Chief Financial Officer
Principal Financial Officer

Index to Exhibits

Exhibit Number	Description

3.1*	Third Articles of Amendment and Restatement

3.2*	Second Amended and Restated Bylaws

4.2

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-140887

10.1*	Real Estate Purchase and Sale Agreement between Dedicated (Parrots Landing) LP, as buyer, and 7900 Hampton Blvd, LLC as seller, dated August 24, 2012.

10.2*	First Amendment to Real Estate Purchase and Sale Agreement between Dedicated (Parrots Landing) LP, as buyer, and 7900 Hampton Blvd, LLC as seller, dated August 24, 2012.

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*	Section 1350 Certification**

32.2*	Section 1350 Certification**

99.1	Second Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 4.4 to Form 10-K filed on March 28, 2012)

101**

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 14, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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