Form 10-K
period 2012-12-31
Behringer Harvard Opportunity REIT II, Inc.
filed 2013-03-28
CIK 1387061

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         While there is no established market for the registrant's shares of common stock, the Registrant has conducted two public offerings of its shares of common stock pursuant to a registration statement on Form S-11, which shares were sold at $10.00 per share, with discounts available for certain categories of purchasers. The Registrant terminated the primary offering component of its follow-on public offering on March 15, 2012. The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of June 30, 2012 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $247.5 million assuming a market value of $9.50 per share.

         As of February 28, 2013, the registrant had 26,060,612 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.
FORM 10-K
Year Ended December 31, 2012

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

  •
  our ability to make accretive investments in a diversified portfolio of assets;

  •
  future changes in market factors that could affect the ultimate performance of our development or redevelopment projects, including but not limited to construction costs, plan or design changes, schedule delays, availability of construction financing, performance of developers, contractors and consultants and growth in rental rates and operating costs;

  •
  the availability of cash flow from operating activities for distributions, if any;

  •
  our level of debt and the terms and limitations imposed on us by our debt agreements;

  •
  the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

  •
  our ability to secure resident leases at favorable rental rates;

  •
  our ability to retain our executive officers and other key personnel of our advisor, our property manager and their affiliates;

  •
  conflicts of interest arising out of our relationships with our Advisor and its affiliates;

  •
  unfavorable changes in laws or regulations impacting our business, our assets or our key relationships; and

  •
  factors that could affect our ability to qualify as a real estate investment trust.

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

        We acquire and operate commercial real estate and real estate-related assets. In particular, we focus generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. In addition, our opportunistic investment strategy also includes investments in real estate-related assets that present opportunities for higher current income. Such investments may have capital gain characteristics, whether as a result of a discount purchase or related equity participations. We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties. These properties may be existing, income-producing properties, newly constructed properties, or properties under development or construction. They may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multi-tenant use. We may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. Further, we may originate or invest in collateralized mortgage-backed securities and mortgage, bridge or mezzanine loans, or in entities that make investments similar to the foregoing. We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. We completed our first property acquisition, an office building located in Denver, Colorado, on October 28, 2008. As of December 31, 2012, we had invested in 16 assets. Of these 16 assets, we sold five assets prior to December 31, 2012 and received the early prepayment of a mortgage loan that we had originated. Furthermore, we sold one of the four industrial buildings at Interchange Business Center.

        Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware ("Behringer Harvard Opportunity OP II"). As of December 31, 2012, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, was the sole general partner of Behringer Harvard Opportunity OP II and owned a 0.1% partnership interest in Behringer Harvard Opportunity OP II. As of December 31, 2012, our wholly-owned subsidiary, BHO Business Trust II, was the sole limited partner of Behringer Harvard Opportunity OP II and owned the remaining 99.9% interest in Behringer Harvard Opportunity OP II.

        We are externally managed and advised by Behringer Harvard Opportunity Advisors II, LLC, a Texas limited liability company (the "Advisor"). The Advisor is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.

        Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001, and our toll-free telephone number is (866) 655-3600. The name Behringer Harvard is the property of Behringer Harvard Holdings, LLC ("Behringer Harvard Holdings") and is used by permission.

Public Offerings of Common Stock

        We commenced an initial public offering of up to 125,000,000 shares of our common stock on January 21, 2008 (the "Initial Offering"), of which 25,000,000 shares were offered pursuant to our distribution reinvestment plan (the "DRP"). On July 3, 2011, the Initial Offering terminated in accordance with its terms. On July 5, 2011, we commenced a follow-on public offering of up to 75,000,000 shares of our common stock (the "Follow-On Offering" and, together with the Initial Offering, the "Offerings"), of which 25,000,000 shares were offered pursuant to the DRP. We terminated the primary portion of the Follow-On Offering effective March 15, 2012 and the DRP portion of the Follow-On Offering effective April 3, 2012. Through December 31, 2012, we raised gross offering proceeds of approximately $265.3 million from the sale of approximately 26.7 million shares under the Offerings, including shares sold under the DRP.

        In connection with our initial capitalization, on January 19, 2007, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer Harvard Holdings. Behringer Harvard Holdings transferred its shares of convertible stock to the Advisor on April 2, 2010. As of December 31, 2012, we had 26.7 million shares issued and 26.1 million shares of common stock outstanding, which includes the 22,471 shares issued to Behringer Harvard Holdings and 2.2 million shares issued through the DRP. As of December 31, 2012, we had 1,000 shares of convertible stock issued and outstanding to the Advisor. As of December 31, 2012, we had redeemed 0.6 million shares of our common stock.

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

2012 Highlights

        During 2012, we completed the following key transactions:

  •
  The sale of Palms of Monterrey, in which we owned a 90% interest, occurred on January 5, 2012. The contract sales price was $39.3 million. A portion of the proceeds from the sale was used to fully satisfy the existing indebtness of $19.7 million associated with the property.

  •
  We acquired a 99.7% interest in Alte Jakobstraße, a multi-tenant office building located in Berlin, Germany on April 5, 2012 from an unaffiliated third party. The contract purchase price for the property was approximately $11.1 million. In connections with the purchase, we entered into a loan for approximately $7.8 million.

  •
  The sale of one of the four industrial buildings at Interchange Business Center occurred on October 18, 2012. The contract sales price was approximately $7.5 million. The proceeds from the sale were used to satisify a portion of the existing indebtedness associated with the four buildings.

  •
  The sale of Parrot's Landing, in which we owned a 90% interest, occurred on October 31, 2012. The contract sales price was approximately $56.3 million of which approximately $28.6 million was used to fully satisfy the existing indebtness, resulting in net sales proceeds to us of approximately $19.2 million.

  •
  We paid total distributions of $17.3 million, including $13 million ($0.50 per share of common stock) as a special cash distribution; and

  •
  Hotel revenue increased from $6.6 million in 2011 to $11 million in 2012 at the Courtyard Kauai at Coconut Beach primarily due to completion of the planned renovation.

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

Acquisition and Investment Policies

        We seek to acquire and operate real estate and real estate-related assets on an opportunistic basis. We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, and multifamily properties, as well as property for development or redevelopment. We may also invest in real estate-related assets such as collateralized mortgage-backed securities and mortgage, bridge or mezzanine loans, and real estate-related securities. In each case, we will target assets that have been identified as opportunistic investments with significant possibilities for capital appreciation. These assets will be identified as such because of their property-specific characteristics or their market characteristics. For instance, properties that may benefit from unique repositioning opportunities, for development or redevelopment, or that are located in markets with high growth potential or that are available from distressed sellers may present appropriate investments for us. In addition, current economic conditions present opportunities to invest in loans secured by or related to real estate at more attractive rates of current return than have been available for some time. Such loan investments may also have capital gain characteristics, whether as a result of a discount purchase or related equity participations.

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

Borrowing Policies

        There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, the maximum amount of our indebtedness cannot exceed 300% of our "net assets" (as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007 (the "NASAA REIT Guidelines")) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors. In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets. As a result, we expect to borrow more than 75% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent. Our board of directors must review our aggregate borrowings at least quarterly. As of December 31, 2012, we had an aggregate debt leverage ratio of approximately 48.4% of the aggregate value of our assets.

Disposition Policies

        As each of our investments reaches what we believe to be the asset's optimum value during the expected life of the program, we will consider disposing of the investment and may do so for the purpose of distributing the net sale proceeds to our stockholders, investing the proceeds in other assets that we believe may produce a higher overall future return to the Company's investors or satisfying obligations of the Company. We anticipate that any investment disposition typically would occur during the period from three to six years after termination of the initial offering. Economic or market conditions may, however, result in different holding periods. A property may be sold before the end of the expected holding period if, in the judgment of our Advisor and the independent board, the sale of the property is in the best interests of the Company and its stockholders.

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

        Historically, our board of directors declared distributions on a quarterly basis based on daily record dates, portions of which were paid on a monthly basis. On March 20, 2012, our board of directors declared a special distribution of $0.50 per share of common stock payable to our stockholders of record as of April 3, 2012 and determined to cease regular, monthly distributions in favor of payment of periodic distributions from excess proceeds from asset dispositions or from other sources as necessary to maintain our REIT tax status.

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

Significant Tenants

        As of December 31, 2012, none of our tenants accounted for 10% or more of our aggregate annual revenues from our consolidated properties.

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

        For the year ended December 31, 2012, total distribution paid to stockholders, were $17.3 million including DRP, consisting of the special cash distribution of $13 million and the regular distribution of $4.3 million. We had a loss from continuing operations of $14.9 million, and cash flow used in operations of $1.6 million. For the year ended December 31, 2011, we had a loss from continuing operations of $12.1 million and cash flow provided by operations of $2.9 million and paid total distribution of $11.9 million including DRP to stockholders. Our losses can be attributed, in part, to operating expenses incurred prior to purchasing properties and making investments in properties that are in lease up and have not yet reached stabilization. In addition, depreciation and amortization expenses substantially reduced our income. Historically, other Behringer Harvard sponsored programs have also experienced losses, especially during the early periods of their operation. In addition, Behringer Harvard sponsored programs that substantially completed their primary equity offerings at or prior to the end of 2008 have been adversely affected by the disruptions to the economy generally and the real estate market. These programs have recently announced estimated per share valuations that are significantly below the initial offering price of such shares. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

The offering price of our shares in the Offerings was not established in reliance on a valuation of our assets and liabilities; the actual value of your investment may be substantially less than what you paid. Our board of directors will use valuation methods to estimate the value of our shares, the value of our shares will be based upon a number of assumptions that may not be accurate or complete.

        The offering price per share in the Offerings bore no relationship to the book or net value of our assets or to our expected operating income. Pursuant to our valuation policy, $9.50 per share, which reflects an adjustment to the gross offering price of $10 per share for the special distribution is the estimated value of our common stock as of December 31, 2012. See Item 5, "Market for Registrant's

Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities—Market Information" of this Annual Report on Form 10-K for additional information regarding our estimated per share value.

        Although this estimated value reflects the most recent price at which most investors were willing to purchase shares in the Follow-on Offering, this reported value may be substantially less than the price that a stockholder would receive in the near term upon a resale of his or her shares or upon a liquidation of us because (i) there is no public trading market for the shares at this time; (ii) the offering price involved the payment of underwriting compensation and other directed selling efforts, which payments and efforts were likely to produce a higher sale price than could otherwise be obtained; (iii) estimated value does not reflect, and is not derived from, the fair market value of our assets because the amount of proceeds available for investment from the Offerings is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iv) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current disruptions in the financial and real estate markets may affect the values of our investments; and (v) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.

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

        Under our share redemption program, shares may be repurchased at varying prices depending on the purchase price paid for the shares. The current maximum price that may be paid under the program is $9.50 per share, which reflects an adjustment to the gross offering price of $10 per share in the Follow-on Offering and, as described above, the estimated value of our common shares pursuant to our valuation policy as of December 31, 2012. See Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities" of this Annual Report on Form 10-K for additional information regarding our estimated per share value and amendments adopted effective April 1, 2012 that affect the prices at which we repurchase shares under our share redemption program. Although this estimated value reflects the most recent price at which most investors were willing to purchase shares in the Offerings, this estimated value is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock at $9.50 per share, the actual value of the shares that we repurchase is likely to be less, and the repurchase is likely to be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.

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

If we were to continue to pay a portion of distributions from sources other than our cash flow from operations, we would have fewer funds available for the acquisition of properties, and your overall return may be reduced.

        Our organizational documents permit us to make distributions from any source, such as from the proceeds of the Offerings, cash advances to us by our Advisor, cash resulting from a waiver of asset management fees, and borrowings, including borrowings secured by our assets, in anticipation of future operating cash flow. If we continue to fund a portion of distributions from sources other than our cash flow from operations, we will have less funds available for acquiring properties and other investments, and your overall return may be reduced. Further, to the extent distributions have or continue to exceed cash flow from operations, a stockholder's basis in our stock will be reduced and, to the extent distributions exceed a stockholder's basis, the stockholder may recognize capital gain. Our organizational documents do not limit the amount of distributions we can fund from sources other than from operating cash flow.

To the extent offering proceeds are used to pay fees to our Advisor or its affiliates or to fund distributions, our investors will realize dilution and later investors will realize a lower rate of return than investors who invested earlier in the Offerings.

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

        Historically, we have not generated sufficient operating cash flow to fully fund the payment of distributions. Therefore, some or all of our distributions have been paid from other sources, such as from the proceeds of the Offerings, cash advances to us by our Advisor, cash resulting from a waiver of asset management fees, and borrowings, including borrowings secured by our assets, in anticipation of future operating cash flow. As a result, investors who invested in us may realize a lower rate of return than later investors.

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

        We are dependent on funds from debt financing to make additional investments resulting in greater diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we acquire. If we cannot achieve significant diversification in our investments, the likelihood of our profitability being affected by the performance of any one of our investments will increase. We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Your investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments.

If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.

        Our success depends to a significant degree upon the continued contributions of our chairman, certain executive officers and other key personnel, of us, our Advisor and its affiliates, including Robert S. Aisner and Michael J. O'Hanlon, each of whom would be difficult to replace. Our previous chairman, Robert M. Behringer, resigned from the board of directors at the end of January 2013. Robert S. Aisner was appointed chairman of the board in January 2013. We do not have employment agreements with our chairman and executive officers, and we cannot guarantee that they will remain affiliated with us. Although our chairman, several of our executive officers and other key personnel, including Mr. Aisner, and Mr. O'Hanlon have entered into employment agreements with affiliates of our Advisor, including Harvard Property Trust, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with our Advisor. If any of our key personnel were to cease their affiliation with us, our Advisor or its affiliates, our operating results could suffer. We do not intend to separately maintain key person life insurance on any of our key personnel. We believe that our future success depends, in large part, upon our Advisor's and its affiliates' ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for persons with these skills is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel. Further, we have established, and intend in the future to establish, strategic relationships with firms that have special expertise in certain services or as to assets both nationally and in certain geographic regions. Maintaining these relationships will be important for us to effectively compete for assets. We cannot assure you that we will be successful in attracting and retaining such strategic relationships. If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

Our rights and the rights of our shareholders to take action against our directors and officers are limited.

        Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter eliminates our directors' and officers' liability to us and our shareholders for money damages except for liability resulting from actual receipt of an improper benefit or profit in money, property or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action. In addition, our charter requires us to indemnify our directors and officers to the maximum extent permitted by Maryland law for liability actually incurred in connection with any proceeding to which they may be made, or threatened to be made, a party, except to the extent that the act or omission of the director or officer was material to the matter giving rise to the proceeding and was either committed in bad faith or was the result of active and deliberate dishonesty, the director or officer actually received an improper personal benefit in money, property or services, or, in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. As a result, we and our shareholders may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.

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

        Our Advisor, Behringer Harvard Opportunity Advisors II and its affiliates and our property manager, are entitled to substantial fees from us under the terms of the advisory management agreement and property management agreement. These fees could influence our Advisor's advice to us, as well as the judgment of affiliates of our Advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

  •
  the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the advisory management agreement and the property management agreement;

  •
  public offerings of equity by us, which may entitle Behringer Securities to dealer manager fees and will likely entitle our Advisor to increased acquisition and asset management fees;

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

        Behringer Harvard Holdings, through one or more of its subsidiaries, owns and controls our Advisor and our property manager. The operations of our Advisor and our property manager rely substantially on Behringer Harvard Holdings. Behringer Harvard Holdings is largely dependent upon the fees and other compensation that it receives from the public programs it sponsors (including us) to conduct its operations. In connection with the Offerings we agreed to reimburse the Advisor or its affiliates for organization and offering expenses (other than selling commissions and the dealer manager fee) incurred on our behalf in an amount not to exceed 1.5% of the gross proceeds raised in the primary offering component of the Offerings as determined upon completion of the Follow-on Offering. Since our inception through December 31, 2012, approximately $16.4 million of organization and offering expenses was incurred by the Advisor or its affiliates on our behalf. Of this amount, we reimbursed the Advisor $7.5 million in connection with the Initial Offering and the Advisor waived $3.5 million. Upon completion of the primary offering component in the Follow-On Offering (which occurred March 15, 2012), the Advisor is required to reimburse us to the extent that the $7.5 million that we reimbursed the Advisor for organization and offering expenses (other than selling commissions and the dealer manager fee) in the Offerings exceeded 1.5% of the gross proceeds raised in the primary component of the Offerings. Based on our current review of gross proceeds from our Offerings, we have booked a receivable from the Advisor for $3.8 million of organization and offering expenses that were previously reimbursed to the Advisor.

        If the fee income Behringer Harvard Holdings receives is inadequate to cover its operating expenses, Behringer Harvard Holdings will need to secure additional capital. If Behringer Harvard Holdings is unable to secure additional capital, Behringer Harvard Holdings may become unable to meet its obligations and we may not recover the amounts owed to us. If this occurs, we might be required to find alternative service providers, which could result in a significant disruption of our business and may adversely affect the value of your investment in us. Further, given the non-compete agreements in place with Behringer Harvard Holdings' employees and the non-solicitation agreements we have with our Advisor and property manager, it would be difficult for us to utilize any current employees that provide services to us.

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

        In addition, our share redemption program contains other restrictions and limitations. We cannot guarantee that we will accommodate all redemption requests made in any particular redemption period. If we do not redeem all shares presented for redemption during any period in which we are redeeming shares, then all shares will be redeemed on a pro rata basis during the relevant period. You must hold your shares for at least one year prior to seeking redemption under the share redemption program, except that our board of directors may waive this one-year holding requirement with respect to redemptions sought upon the death or qualifying disability of a stockholder or redemptions sought upon a stockholder's confinement to a long-term care facility. Our board of directors may also waive this one-year holding requirement for other exigent circumstances affecting a stockholder such as bankruptcy or a mandatory distribution requirement under a stockholder's IRA, or with respect to shares purchased through our distribution reinvestment plan. We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. In addition, the cash available for redemption in any quarterly period will generally be limited to no more than $250,000, and in no event more than $1,000,000 in any twelve- month period. The redemption limitations apply to all redemptions.

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

        Substantially all of the gross proceeds of the Offerings have been used to make investments in real estate and real estate-related assets and to pay various fees and expenses related to the Offerings. We will establish capital reserves on a property-by-property basis, as we deem appropriate. In addition to any reserves we establish, a lender may require escrow of capital reserves in excess of our established reserves. If these reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. Accordingly, in the event that we develop a need for additional capital in the future for the improvement of our properties or for any other reason, we have not identified any sources for such funding, and we cannot assure you that such sources of funding will be available to us for potential capital needs in the future.

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

        We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation, or "FDIC," only insures limited amounts per depositor per insured bank. At December 31, 2012, we had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.

Recent market disruptions may adversely impact aspects of our operating results and operating condition.

        During 2011, the major credit agencies downgraded or placed under review the credit rating for debt issued by the U.S. government and U.S. agencies, due in part to the political uncertainties over U.S. debt limits. Congress subsequently enacted the American Taxpayer Relief Act of 2012 in an attempt to eliminate the so called "fiscal cliff" in January 2013. However, there is continuing political deadlock in the U.S. regarding the "debt ceiling" and there continues to be a perceived risk of future sovereign credit ratings downgrade of the U.S. government, including the ratings of the U.S. Treasury securities. Failure of Congress to raise the "debt ceiling" and/or a downgrade of U.S. sovereign credit ratings could negatively impact the credit ratings of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government, such as debt issued by Fannie Mae and Freddie Mac. In addition, although the European debt crisis has moderated, there is some risk that higher-risk European countries could face pressure over proposed austerity measures or levels of sovereign borrowings. These recent events may reduce investor confidence and lead to further weakening of the U.S. and global economies. In particular, this could cause disruption in the capital markets and impact the stability of future U.S. treasury auctions and the trading market for U.S. government securities, resulting in increased interest rates and borrowing costs and less availability of credit.

        Our business may be affected by market and economic challenges experienced by the U.S. and global economies. These conditions may materially affect the value and performance of our properties, and may affect our ability to pay distributions, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due. These challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, recent global market disruptions may have many consequences including, but not limited to, these listed below:

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

The ongoing Eurozone crisis may have an adverse effect on investments in Europe and the break-up of the Eurozone, or the exit of any member state, would create uncertainty and could affect our investments directly.

        We own joint venture interests in two properties located in Germany. The ongoing situation relating to the sovereign debt and weak financial health of several countries and the overall European financial system, including Greece, Ireland, Italy, Spain, Portugal and Cyprus, together with the risk of contagion to other, more financially stable countries, has exacerbated the difficult global financial situation. The situation has also raised a number of uncertainties regarding the stability and overall standing of the European Monetary Union. Any further deterioration in the global or Eurozone economy could have a significant adverse effect on our activities and the value of our German assets.

        In addition, if we hold any assets that are denominated in Euros (including loans secured on such assets), such as assets in continental Europe, further deterioration in the Eurozone economy could have a material adverse effect on the value of our investment in such assets and amplify the currency risks faced by us.

        If any country were to leave the Eurozone, or if the Eurozone were to break up entirely, the treatment of debt obligations previously denominated in Euros is uncertain. A number of issues would be raised, such as whether obligations which are expressed to be payable in Euros would be re-denominated into a new currency. The answer to this and other questions is uncertain and would depend on the way in which the break-up occurred and also on the nature of the transaction: the law governing it; which courts have jurisdiction in relation to it; the place of payment; and the place of incorporation of the payor. If we held any investments in Euros at the time of any Eurozone exits or break-up, this uncertainty and potential re-denomination could have a material adverse effect on the value of our investments and the income from them.

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

        As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, certain swap transactions will be required to be submitted for clearing by a derivatives clearing organization, unless certain exemptions apply. The rulemaking implementing the clearing requirement is still in process, however, and the implementation of the clearing requirement may affect, among other things, our exposure to our swap counterparties, the margin or collateral required to be posted in connection with our swap transactions and the costs of entering into such transactions.

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

        On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") became law in the United States. Title VII of the Dodd-Frank Act contains a sweeping overhaul of the regulation of privately negotiated derivatives. The provisions of Title VII became effective on July 16, 2011 or, with respect to particular provisions, on such other date specified in the Dodd-Frank Act or by subsequent rulemaking. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be fully assessed, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and may result in us entering into such transactions on more unfavorable terms than prior to effectiveness of the Dodd-Frank Act. For example, subject to an exception for end-users of swaps upon which we may seek to rely, under certain rules promulgated under the Dodd-Frank Act, beginning in 2013, we may be required for the first time to clear our interest rate hedging transactions.

Recent disruptions in the financial markets could adversely affect the multifamily property sector's ability to obtain financing and credit enhancement from Fannie Mae and Freddie Mac, which could adversely impact us.

        Fannie Mae and Freddie Mac are major sources of financing for the multifamily sector. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the recent credit market disruption, the U.S. Congress and Treasury undertook a series of actions to stabilize these government-sponsored enterprises and the financial markets. Pursuant to legislation enacted in 2008, the U.S. government placed both Fannie Mae and Freddie Mac under its conservatorship. Currently, the U.S. government is discussing potential restructurings of Fannie Mae and Freddie Mac including possible privatizations. As a possible first step to these actions, in August 2012, the U.S. government imposed minimum distribution requirements for Fannie Mae and Freddie Mac, generally equal to their reported net income.

        Currently, Fannie Mae and Freddie Mac remain active multifamily lenders. However, there is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac. In February 2011, the Obama administration released a report calling for the winding down of the role that Fannie Mae and Freddie Mac play in the mortgage market. Should Fannie Mae and Freddie Mac have their mandates changed or reduced, be disbanded or reorganized by the government or otherwise discontinue providing liquidity to our sector, it would significantly reduce our access to debt capital and/or increase borrowing costs. If new U.S. government regulations heighten Fannie Mae's and Freddie Mac's underwriting standards, adversely affect interest rates and reduce the amount of capital they can make available to the multifamily sector, it could have a material adverse effect on both the multifamily sector and us because many private alternative sources of funding have been reduced or are unavailable. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector's derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities. Specifically, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could: (1) make it more difficult for us to secure new takeout financing for current multifamily development projects; (2) hinder our ability to refinance completed multifamily assets; (3) decrease the amount of available liquidity and credit that could be used to further diversify our portfolio of multifamily assets; and (4) require us to obtain other sources of debt capital with potentially different terms.

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

        While we intend to diversify our portfolio of investments, we are not required to observe specific diversification criteria. Therefore, our investments in target assets may at times be concentrated in certain asset types that are subject to higher risk of foreclosure, or secured by assets concentrated in a limited number of geographic locations. As of December 31, 2012, 37% and 27% of our revenue (which includes base rent from our office and industrial properties and revenue from our multifamily and hotel properties) was derived from tenants in Florida and Hawaii, respectively and 63% of our lease agreements at the office and industrial properties which we consolidate on our balance sheets is concentrated in the health care and social assistance industry. To the extent that our portfolio is concentrated in limited geographic regions, types of assets, industries or business sectors, downturns relating generally to such region, type of asset, industry or business sector may result in tenants defaulting on their lease obligations at a number of our properties within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to pay distributions to you.

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

        The success of our real property investments often will be materially dependent on the occupancy rates of our properties and the financial stability of our tenants. Non-cancelable leases representing 18% of our annualized base rent for our consolidated office and industrial properties will expire by the end of 2013. These lease expirations are spread among five of our investments with no one lease accounting for greater than 17% of the expirations through 2013 by annualized base rent. If we are unable to renew or extend the expiring leases under similar terms or are unable to negotiate new leases, it would negatively impact our liquidity and consequently adversely affect our ability to fund our ongoing operations. In addition, lease payment defaults by tenants could cause us to reduce the amount of distributions to stockholders. A default by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and cause us to have to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. Additionally, loans that we make generally will relate to real estate. As a result, the borrower's ability to repay the loan may be dependent on the financial stability of the tenants leasing the related real estate.

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

        We intend to hold the various real properties in which we invest until such time as our Advisor determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. Otherwise, our Advisor, subject to approval of our board of directors, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our liquidation. If we do not begin the process of liquidating our assets or listing our shares within six years of the termination of our Offerings, our charter requires that we hold a stockholders meeting to vote on a proposal for our orderly liquidation unless a majority of our board of directors and a majority of our independent directors vote to defer such a meeting beyond the sixth anniversary of the termination of the Offerings. The real estate market is affected, as discussed above, by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any asset for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of an asset. If we are unable to sell an asset when we determine to do so, it could have a significant adverse effect on our cash flow and results of operations.

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

        Our Advisor will attempt to ensure that all of our properties are adequately insured to cover casualty losses. The nature of the activities at certain properties we may acquire, such as age-restricted communities or student housing, will expose us and our operators to potential liability for personal injuries and property damage claims. In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, pollution, environmental matters or extreme weather conditions such as hurricanes, floods and snowstorms that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders generally insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage, bridge or mezzanine loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure you that we will have adequate coverage for such losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss. In addition, other than the capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in decreased distributions to stockholders.

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

We may invest in apartment communities with short-term apartment leases which may expose us to the effects of declining market rent more quickly, which could have a negative impact on our results of operations.

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

        After issuing the Exposure Draft, the Boards deliberated and made significant revisions to certain proposals in their Exposure Draft. The Boards plan to continue deliberations. The Boards have decided to reconsider their proposed lease accounting standard and plan to publish a revised Exposure Draft during the first half of 2013. A final lease accounting standard likely will not be issued before the second half of 2013.

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

        In connection with obtaining financing, a lender could impose restrictions on us that affect our ability to incur additional debt and our distribution and operating policies. In general, we expect our loan agreements to restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Loan documents we enter may contain other customary negative covenants that may limit our ability to further mortgage the property, discontinue insurance coverage, replace Behringer Harvard Opportunity Advisors II, LLC as our Advisor or impose other limitations. Any such restriction or limitation may have an adverse effect on our operations and our ability to make distributions to you.

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

        Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005 and 2011. One of the changes effected by that legislation generally reduced the tax rate on dividends paid by corporations to individuals to a maximum of 15% prior to 2013. REIT distributions generally do not qualify for this reduced rate. The tax changes did not, however, reduce the corporate tax rates. Therefore, the maximum corporate tax rate of 35% has not been affected. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the "double taxation" to which other corporations are typically subject. It is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interests of our stockholders.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

General

        The following table presents certain additional information about our consolidated investments in real estate as of December 31, 2012:

Property Name	Location	Date Acquired	Approximate Rentable Square Footage or Number of Units and Total Square Feet of Units	Description	Encumbrances	Ownership Interest	Occupancy at the end of 2012	Occupancy at the end of 2011	Effective Monthly Rent per Square Foot/Unit for 2012(6)	Effective Monthly Rent per Square Foot/Unit for 2011(6)
1875 Lawrence	Denver, CO	October 28, 2008	185,000	15-story office building	$15.5 million	100%	74%	87%	$1.92	$1.67
Holstenplatz	Hamburg, Germany	June 30, 2010	80,000	8-story office	10.4 million	100%	100%	76%	1.35	1.34
Florida MOB Portfolio(1)	South Florida	October 8, 2010/October 20, 2010(1)	694,000	Medical office	32.7 million	90% (2)	80%	77%	1.76	1.77
Courtyard Kauai Coconut Beach Hotel	Kauai, Hawaii	October 20, 2010	311 Rooms(3)	Hotel	38 million	80%	69%	45%	n/a	n/a
Interchange Business Center	San Bernardino, California	November 23, 2010	667,000(4)	Industrial	9.9 million	80%	39%	29%	0.32	0.35
River Club and the Townhomes at River Club	Athens, Georiga	April 25, 2011	1,128 beds(5)	Student housing	25.2 million	85%	71%	79%	400.56	417.13
Babcock Self Storage	San Antonio, Texas	August 30, 2011	537 units	Self storage	2.2 million	85%	82%	79%	93.53	90.00
Lakes of Margate	Margate, Florida	October 19, 2011	280 units	Multifamily	15.2 million	92.5%	89%	92%	1,039.74	1,002.00
Arbors Harbor Town	Memphis, Tennessee	December 20, 2011	345 units	Multifamily	26 million	94%	94%	97%	1,052.66	1,053.27
Alte Jakobstraße	Berlin, Germany	April 5, 2012	70,000	7-story office	$8.2 million	99.7%	94%	n/a	1.06	n/a

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

(4)
On October 18, 2012, we sold one of the four industrial buildings at Interchange Business Center (134,909 square feet).

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

Yield on Recent Investments

        Capitalization rate is one method used to estimate the value of income producing properties. The annual estimated weighted average yield for a multi-tenant office asset we acquired in 2012 was approximately 6%. We calculate the estimated year one capitalization rates for our investments by dividing the projected net operating income from the property in the first twelve months following the date of acquisition by the sum of its contract purchase price and any additional reserves funded with equity at closing. Projected net operating income is determined by taking total estimated gross income (rental income, tenant reimbursements, parking income and other property-related income), less property and related expenses (property operating and maintenance expenses, management fees, property insurance and real estate taxes) based on the operating history of these real estate investments and our plans and projections for operation of the properties for the first twelve months following the date of acquisition. Estimated net operating income excludes other non-property income and expenses, interest expense from financings, depreciation and amortization and our non-property related general and administrative expenses. Estimated net operating income and the annual estimated yield for these real estate investments are calculated at the closing of each acquisition and do not include GAAP adjustments related to the initial carrying cost or operations that are required for financial reporting purposes and therefore are not necessarily indicative of actual future operating or GAAP results or our total return. The actual yield achieved for these real estate investments may be materially different from the estimated amount presented herein.

Geographic Diversification

        The following table shows the geographic diversification of our real estate portfolio for those properties that we consolidate into our financial statements excluding properties that are classified as discontinued operations as of December 31, 2012 ($ in thousands):

Location	2012 Revenue(1)	Percentage of 2012 Revenue
Florida	$14,840	37%
Hawaii	10,952	27%
Georgia	4,349	11%
Tennessee	4,021	10%
Colorado	3,343	8%
International	1,567	4%
California	988	2%
Texas	495	1%

	$40,555	100%

(1)
2012 Revenue represents contractual base rental income of our office and industrial properties and does not take into account any rent concessions or prospective rent increase. It also includes revenue from our multifamily, hotel properties, student housing and self-storage excluding tenant reimbursements, without consideration of tenant contraction or termination rights.

        Please see Note 2 to our Consolidated Financial Statements for information regarding how geographic concentration may be considered in the evaluation of our investments for impairment.

Tenant Diversification

        As of December 31, 2012, no single tenant represented more than 10% of our revenues. As an opportunistic fund, we utilize a business model driven by investment strategy and expected performance characteristics. Accordingly, we have investments in several types of real estate, including office, hotel, multifamily, industrial, student housing and self-storage.

        The following table shows the tenant diversification of our real estate portfolio for those office and industrial properties we consolidate in our financial statements as of December 31, 2012. In addition, we have approximately 700 leases at our multifamily properties at December 31, 2012. These multifamily leases are short-term in nature and are not reflected in the table below.

Tenant Diversification	Leases at December 31, 2012	Percentage of December 31, 2012 Leases	2012 Annualized Base Rent(1)	Percentage of 2012 Annualized Base Rent	Leased Rentable Sq. Ft.	Percentage of Leased Rentable Sq. Ft.
Health Care and Social Assistance	201	82%	$12,191	63%	537,003	38%
Professional, Scientific, and Technical Services	21	8%	2,576	13%	137,785	10%
Transportation and Warehousing	4	2%	2,509	13%	626,684	45%
Educational Services	5	2%	539	3%	32,518	2%
Retail Trade	8	3%	488	3%	23,863	2%
Utilities	2	1%	399	2%	13,892	1%
Finance and Insurance	3	1%	382	2%	20,124	1%
Real Estate and Rental & Leasing	3	1%	250	1%	12,725	1%
Accommodation and Food Services	1	—	4	—	272	—

	248	100%	$19,338	100%	1,404,866	100%

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

Future Lease Payments Table

        The following table presents the future minimum base rental payments of our office and industrial properties due to us under non-cancelable leases over the next ten years at our consolidated properties as of December 31, 2012 ($ in thousands):

2013	$15,439
2014	12,078
2015	9,338
2016	6,575
2017	3,737
2018	2,430
2019	1,800
2020	1,233
2021	281
2022	268
Thereafter	423

Portfolio Lease Expirations

        The following table presents lease expirations for non-cancelable leases for our consolidated office and industrial properties as of December 31, 2012 ($ in thousands):

Year of Expiration	Number of Leases Expiring	Annualized Base Rent(1)	Percent of Portfolio Annualized Base Rent Expiring	Leased Rentable Sq. Ft.	Percent of Portfolio Rentable Sq. Ft. Expiring
2013	56	$3,577	18%	317,903	23%
2014	41	3,533	18%	230,754	16%
2015	55	2,814	15%	131,003	9%
2016	39	3,063	16%	147,130	11%
2017	39	2,377	12%	102,404	7%
2018	7	1,918	10%	382,406	27%
2019	5	503	3%	22,684	2%
2020	2	1,270	7%	53,843	4%
2021	1	17	—	841	—
2022	—	—	—	—	—
Thereafter	3	266	1%	15,898	1%

Total	248	$19,338	100%	1,404,866	100%

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

        We have adopted a valuation policy in respect of estimating the per share value of our common stock. For this purpose, the estimated value of our common stock is $9.50 per share as of December 31, 2012. The basis for this valuation is the gross offering price (without regard to any discounts) of a share of our common stock in the Offerings. Under our valuation policy, as amended on March 20, 2012, if we make a specially designated distribution to stockholders, the estimated value per share will be reduced by the per share amount of such specially designated distribution. On March 20, 2012, our board of directors authorized a special distribution payable to stockholders of record on April 3, 2012 in an amount of $0.50 per share. Pursuant to our valuation policy, as of April 3, 2012, the record date for the special distribution, our estimated per share value was $9.50, which reflects an adjustment to the gross offering price of $10 per share in the Follow-on Offering for payment of the special distribution.

        Until 18 months (approximately September 15, 2013) have passed without a sale in an offering of our common stock (or other securities from which the board of directors believes the value of a share of common stock can be estimated), excluding any offering of shares pursuant to a distribution reinvestment plan or an employee benefit plan or an offering of securities issuance upon the redemption of interests in our operating partnership, we generally will use the latest gross offering price (without regard to any discounts) of a share of the common stock in our most recent primary offering as the per share estimated value thereof or, with respect to an offering of other securities from which the value of a share of common stock can be estimated, the value derived from the gross offering price of the other security as the per share estimated value of the common stock. As noted above, this gross offering price will be adjusted for any special distributions so designated by the board to make such an adjustment for purposes of our per share value. This estimated value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your shares. In addition, this per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets.

Holders

        As of February 28, 2013, we had 26,060,612 shares of common stock outstanding held by a total of approximately 11,000 stockholders.

Distributions

        We made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2008. As a REIT, we must distribute at least 90% of our REIT taxable income to our stockholders annually. Our distributions to our stockholders were historically been declared on a quarterly basis and paid on a monthly basis. We have paid all or a portion of our distributions from cash on hand, borrowings, proceeds from the sale of assets and the proceeds of our offerings and may continue to pay all or a portion of our distributions from these sources. For tax purposes, 13.2% and 66.4% of the amounts distributed by us in 2012 and 2011, respectively, represented a return of capital.

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

        The table below only shows the first six months of 2012 due to discontinuation of regular, monthly distributions. Distributions by quarter for the years ended December 31, 2012 and 2011 were as follows. (in thousands, except per share amounts):

		Distributions Paid			Cash Flow Provided by (used in) Operations
						Total Distributions Declared	Declared Distribution Per Share
	2012(a)	Cash	Reinvested	Total
2nd Quarter	Regular distribution	$388	$716	$1,104	$1,325	$—	$—
2nd Quarter	Special cash distribution	13,048	—	13,048	—	—	—
1st Quarter	Regular distribution	1,100	2,074	3,174	(831)	3,209	0.125
1st Quarter	Special cash distribution(b)	—	—	—	—	13,048	0.500

		$14,536	$2,790	$17,326	$494	$16,257	$0.625

		Distributions Paid
					Cash Flow Used In Operations	Distributions Declared	Declared Distribution Per Share
	2011	Cash	Reinvested	Total
4th Quarter	Regular distribution	$1,046	$2,036	$3,082	$(1,806)	$3,142	$0.126
3rd Quarter	Regular distribution	1,026	2,049	3,075	5,716	3,090	0.126
2nd Quarter	Regular distribution	972	1,991	2,963	(593)	2,976	0.125
1st Quarter	Regular distribution	901	1,872	2,773	(412)	2,815	0.123

Total		$3,945	$7,948	$11,893	$2,905	$12,023	$0.500

(a)
On March 20, 2012, our board of directors determined to cease regular, monthly distributions in favor of payment of periodic distributions from excess proceeds from asset dispositions or from other sources as necessary to maintain our REIT tax status.

(b)
Declared amount is based upon number of stockholders as of April 3, 2012.

        Distributions declared per share assumes the share was issued and outstanding each day during the period.

Recent Sales of Unregistered Securities

        None.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information regarding our equity compensation plans as of December 31, 2012:

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

        The terms on which we redeem shares may differ between redemptions upon a stockholder's death, "qualifying disability" (as defined in the share redemption program) or confinement to a long-term care facility (collectively, "Exceptional Redemptions") and all other redemptions ("Ordinary Redemptions"). Our board of directors determined to suspend until further notice accepting Ordinary Redemptions effective April 1, 2012. Under our share redemption program in effect, the purchase price for shares redeemed pursuant to an Exceptional Redemption request is set forth below.

        In the case of Exceptional Redemptions, prior to the first valuation conducted by the board of directors, or a committee thereof (the "Initial Board Valuation"), the purchase price per share for the redeemed shares will equal 90% of the difference of (a) average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) (the "Original Share Price") less (b) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by the board of directors (the "Special Distributions"), distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed Shares.

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

        Any shares approved for redemption will be redeemed on a periodic basis as determined from time to time by our board of directors, and no less frequently than annually. We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. In addition, the cash available for redemption in any quarterly period will generally be limited to no more than $250,000, and in no event more than $1,000,000 in any twelve-month period. The redemption limitations apply to all redemptions, whether Ordinary or Exceptional Redemptions.

        For the year ended December 31, 2012 our board of directors redeemed all 38 Exceptional Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 116,620 shares redeemed for $1 million (approximately $8.85 per share). We have funded share redemptions with cash on hand or proceeds from the Offerings.

        We have not presented information regarding submitted and unfulfilled Ordinary Redemption requests for the quarter ended December 31, 2012 as our board of directors suspended Ordinary Redemptions effective April 1, 2012 and we believe many stockholders who may otherwise desire to have their shares redeemed have not submitted a request due to the suspension of Ordinary Redemptions.

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

        During the fourth quarter ended December 31, 2012, we redeemed shares as follows:

2012	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
October	—	$—	—
November	4,921	$8.53	4,921		(1)
December	—	$—	—

	4,921	$8.53	4,921		(1)

(1)
A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 6.    Selected Financial Data.

        As of December 31, 2012, we had ten real estate investments, all of which were consolidated in our consolidated financial statements. We completed one acquisition and sold two properties during 2012. In addition, we sold one of the four industrial buildings at Interchange Business Center during 2012. As of December 31, 2011, we had 11 real estate investments including the Palms of Monterrey which was classified as held for sale in our consolidated balance sheet, nine of which were consolidated in our continuing operations. We completed four acquisitions and sold two properties during 2011. In addition, we received the early prepayment of a loan during 2011. As of December 31, 2010, we had ten real estate investments, seven of which were consolidated in our continuing operations. We completed eight acquisitions and one sale during 2010. As of December 31, 2009, we had invested in four real estate investments, three of which were consolidated in our consolidated financial statements. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

        The selected data below has been derived from our audited consolidated financial statements (in thousands, except per share amounts).

	December 31,
	2012	2011	2010	2009	2008
Total assets	$379,066	$447,996	$367,479	$144,937	$86,343

Notes payable	$183,308	$239,757	$175,378	$18,500	$18,500
Other liabilities	9,225	11,235	9,890	3,838	9,021
Behringer Harvard Opportunity REIT II, Inc. equity	175,163	182,397	171,678	119,977	58,822
Noncontrolling interest	11,370	14,607	10,533	2,622	—

Total liabilities and equity	$379,066	$447,996	$367,479	$144,937	$86,343

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Revenues	$44,590	$33,505	$14,464	$6,375	$913
Loss from continuing operations	(14,854)	(12,130)	(10,043)	(1,075)	(249)
Income from discontinued operations	24,081	3,497	1,861	—	—
Net income (loss)	9,227	(8,633)	(8,182)	(1,075)	(249)
Add: Net (income) loss attributable to the noncontrolling interest	(7,562)	882	755	9	—
Net income (loss) attributable to the Company	1,665	(7,751)	(7,427)	(1,066)	(249)
Basic and diluted income (loss) per share	0.06	(0.32)	(0.39)	(0.10)	(0.09)
Distributions declared per share	0.625	0.50	0.50	0.42	0.23

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Executive Overview

        We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic basis. In particular, we focus generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. In addition, our opportunistic investment strategy may also include investments in loans secured by or related to real estate at more attractive rates of current return than have been available for some time. Such loan investments may have capital gain characteristics, whether as a result of a discount purchase or related equity participations. We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties. These properties may be existing, income-producing properties, newly constructed properties or properties under development or construction, and may include multifamily properties purchased for conversion into condominiums or single-tenant properties that may be converted for multi-tenant use. Further, we may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. We also may originate or invest in collateralized mortgage-backed securities and mortgage, bridge or mezzanine loans, or in entities that make investments similar to the foregoing. We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on current market conditions.

        We commenced an initial public offering of up to 125,000,000 shares of our common stock on January 21, 2008 in the Initial Offering, of which 25,000,000 shares were offered pursuant to DRP. On July 3, 2011, the Initial Offering terminated in accordance with its terms. On July 5, 2011, we commenced a follow-on public offering of up to 75,000,000 shares of our common stock of which 25,000,000 shares were offered pursuant to the DRP. We terminated the primary portion of the Follow-On Offering effective March 15, 2012 and the DRP component effective April 3, 2012. We raised gross offering proceeds of approximately $265.3 million from the sale of approximately 26.7 million shares under the Offerings, including shares sold under the DRP.

Market Outlook

        During 2012, the U.S. economic recovery, although still slow by most measures, survived uncertainties over the general election and the fiscal cliff and exhibited visible improvements in many fundamentals. One of the more important factors was the stabilization of the housing sector, a sector that historically has been important in prior economic recoveries. In the second half of the year, home price indexes for the largest 20 cities in the U.S. had recovered to 2003 levels. While these are still not at pre-recession highs, these are levels that show improvement in inventories, foreclosures and distressed sales. With recent government initiatives to encourage private investment of single family homes, many analysts are projecting a faster pace to clear the supply of foreclosed and vacant properties. Other improvements were made in factory output, particularly autos and other durable goods, corporate profits and modest gains in employment. Regarding employment, the economy averaged 165,000 new jobs in the fourth quarter of 2012, higher than prior quarters, but because that is barely exceeding new workers entering the market, it is a level that is consistent with a slow, gradual recovery. The European debt crisis and uncertainty over sovereign defaults and departures from the Euro and European Union continue to create uncertainty. In China, where concerns that a decline in its growth could hurt the global recovery, a favorable December 2012 economic report buoyed confidence. Global growth, as forecast by the World Bank, is projected at 2.4% for 2013. This compares to an expected 2.3% for 2012 and while less than earlier projections, is not expected to be a serious drag on the U.S.

        Offsetting these factors and likely contributors to a slower, moderate recovery are uneven private consumption, as individual savings rates continue to rise; continued decline in new business creation, as investors are reluctant to increase their risk capital; and decreases in the labor force, as the long term unemployed are not returning to the work force and may be structurally unemployed. Also, there is concern over the consequences and uncertainty related to political gridlock, which was reported as a major factor in the negative GDP report for the fourth quarter of 2012. The debate over the debt limit appears to be continuing for an extended period and risks a downgrade of U.S. credit and increased borrowing costs. The federal government has not passed a budget in the last four years and appears to be in a prolonged debate over spending and tax levels. We believe that businesses and consumers tend to be very conservative when confronted with these kinds of issues, which could disrupt what could otherwise be a stronger recovery. On a net basis, we believe the U.S. economy can overcome a certain degree of these issues, and with most analysts, we expect a moderate, but uneven U.S. growth for the near term. However, these issues have the potential to be very significant to the economy.

        A portion of our portfolio is currently invested in nine medical office buildings. The demand for health care services, and consequently health care properties, is projected to increase in the near future. The Centers for Medicare and Medicaid Services project that national health care expenditures will rise to $3.3 trillion in 2015, or 18.2% of gross domestic product. The annual growth in national health expenditures for 2013 through 2021 is expected to be 5.9%. While demographics are the primary driver of demand, economic conditions and availability of services contribute to health care service utilization rates. We believe the health care property market may be less susceptible to fluctuations and economic downturns relative to other property sectors.

        The total U.S. population is projected to increase by 18.6% through 2030. The population aged 65 and over is projected to increase by 78.3% through 2030. This population is an important component of health care utilization. Most health care services are provided within a health care facility such as a hospital, a physician's office or a senior housing facility.

        The Company owns an interest in one hotel property. Smith Travel Research indicates that the 2012 national overall occupancy rate for hospitality properties in the United States increased from 60.1% in the fourth quarter of 2011 to 61.4% at the end of 2012 and the national overall Average Daily Rate ("ADR") increased from $101.64 in the fourth quarter of 2011 to $106.10 at the end of 2012. The hotel industry is expected to see continued modest growth in 2013. If the economy continues to improve, we expect room rates for hotels to increase since increased demand for hotel rooms generally correlates with growth in the U.S. gross domestic product (GDP). Compared to the prior year, Courtyard Kauai at Coconut Beach Hotel experienced a double digit increase in occupancy rate and an approximately 7% increase in ADR.

        Although a slower U.S. economy may provide some resistance, primarily with respect to overall job growth and personal disposable income, the multifamily sector demonstrated strong growth in 2012 and favorable demand/supply fundamentals should still support reasonable growth in the near term. The recent multifamily performance appears consistent with historical trends where multifamily tends to be a better performer than other real estate investments during periods of economic recovery. Further from a demand perspective, the demographics for the targeted multifamily renter, the age group from 20 to 34 years old, are still positive in the sector. This group is growing in size and while the other age segments have experienced employment declines, the 20 to 34 year old segment's aggregate employment has increased. Further, while this age group in previous economic cycles experienced increasing single family home ownership, higher credit standards for single family mortgages and more reluctance to commit to home ownership are currently leading to more rental demand. At the same time on the supply side, developments of new multifamily communities decreased substantially since 2008, such that supply has not been keeping up with demand. We believe that this demand will lead to increased development activity; however, since high quality multifamily developments can take 18 to 36 months to entitle, permit and construct, we believe there is, even in the most aggressive outlook, a continued window of limited supply. Accordingly, many analysts are still projecting continued multifamily rental growth, albeit at a slower pace. However, multifamily performance is highly correlated with job and income growth. Some analysts' reports are already starting to indicate for certain markets that renting is starting to lose its cost advantage over home ownership and that rental increases will eventually hit limits in relation to disposable income. While the overall factors noted above should still position the multifamily sector to perform better in a slow growth environment, eventually the multifamily sector will need stronger employment and disposable consumer income and household formation to maintain rental growth. As of December 31, 2012, a portion of our portfolio is invested in two multifamily properties. Subsequently, we acquired a 95% interest in Wimberly at Deerwood, a 322-unit multifamily community in Jacksonville, Florida on February 19, 2013.

        Current interest rates and the availability of financing are also favorable factors in the multifamily sector. During 2012, five and ten year treasury rates have declined approximately 13% and 6%, respectively, and as of December 31, 2012, are approximately 0.7% and 1.8%, respectively. While these rates have increased slightly since the start of 2013, where the ten year treasury has approached a 2.0% level, rates are still low by historical measures. Government sponsored entities have been a core source for multifamily financing, providing a base level of support for the sector. However, lender competition for multifamily financing, particularly high quality, stabilized communities, has also added to the favorable financing environment. In addition to government sponsored entities, insurance companies and commercial banks have been aggressive lenders in our sector.

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

        Although the current outlook on these trends is favorable, there are risks. As discussed above, the U.S. political deadlock over the debt ceiling, tax policy and government spending levels could jeopardize the U.S. credit rating and the level of domestic interest rates. The European debt crisis continues to create uncertainty. There is a high risk that the higher-risk European countries could face new pressures over proposed austerity measures or levels of sovereign borrowings or that new problem countries could surface such as the recent events in Cyprus. Any of these domestic or global issues could slow growth or push the U.S. into a recession, which could affect the amount of capital available or the costs charged for financings. Specifically related to the multifamily sector, changes related to GSE's distribution policy to the U.S. Government and other regulatory restrictions could result in less multifamily debt capital and potentially higher borrowing costs.

Liquidity and Capital Resources

        Our principal demands for funds will be for the (a) acquisition of real estate and real estate-related assets, (b) payment of operating expenses and (c) payment of interest on our outstanding indebtedness. Generally, we expect to meet cash needs for the payment of operating expenses and interest on our outstanding indebtedness from our cash flow from operations. To the extent that our cash flow from operations is not sufficient to cover our operating expenses, interest on our outstanding indebtedness, redemptions or distributions, we expect to use borrowings and asset sales to fund such needs.

        We continually evaluate our liquidity and ability to fund future operations and debt obligations. As part of those analyses, we consider lease expirations and other factors. Leases at our consolidated office and industrial properties representing 18% of our annualized base rent will expire by the end of 2013. As a normal course of business, we are pursuing renewals, extensions and new leases. If we are unable to renew or extend the expiring leases under similar terms or are unable to negotiate new leases, it would negatively impact our liquidity and adversely affect our ability to fund our ongoing operations. See "Item 2. Properties"

        We expect to fund our short-term liquidity requirements by using cash on hand, cash flow from the operations of our investments and asset sales. Operating cash flows are expected to increase as additional real estate assets are added to the portfolio and our existing portfolio stabilizes. Although we intend to diversify our real estate portfolio, to the extent our portfolio is concentrated in certain geographic regions, types of assets, industries or business sectors, downturns relating generally to such regions, assets, industry or business sectors may result in tenants defaulting on their lease obligations at a number of our properties within a short time period. Such defaults could negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.

        We may, but are not required to, establish capital reserves from cash flow generated by operating properties and other investments, or net sale proceeds from the sale of our properties and other investments. Capital reserves are typically utilized for non-operating expenses such as tenant improvements, leasing commissions and major capital expenditures. Alternatively, a lender may establish its own criteria for escrow of capital reserves.

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

        Commercial real estate debt markets have experienced volatility and uncertainty as a result of certain related factors, including the tightening of underwriting standards by lenders and credit rating agencies, macro-economic issues related to fiscal, tax and regulatory policies and global financial issues arising from the European debt crisis and recessionary implications. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions, developments and investments. This may result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders. In addition, the dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which in turn: (a) leads to a decline in real estate values generally; (b) slows real estate transaction activity; (c) reduces the loan to value ratio upon which lenders are willing to extend debt; and (d) results in difficulty in refinancing debt as it becomes due, all of which may reasonably be expected to have a material adverse impact on the value of real estate investments and the revenues, income or cash flow from the operations of real properties and mortgage loans. In addition, the current state of the debt markets has negatively impacted our ability to raise equity capital.

Debt Financings

        We may, from time to time, obtain mortgage, bridge or mezzanine loans for acquisitions and investments, as well as property development. We may obtain financing at the time an asset is acquired or an investment is made or at such later time as determined to be necessary, depending on multiple factors.

        At December 31, 2012, our notes payable balance was $183.3 million with a weighted average interest rate of 4.1%. $9.9 million of our notes payable at December 31, 2012 will mature over the next two years. Effective December 14, 2012, we entered into a new loan secured by our 1875 Lawrence property. The maturity date of the new loan is January 1, 2016, with one extension option of 12 months subject to certain conditions under the loan. The initial advance under the new loan agreement was $15.5 million and was used to repay the previous loan. The remaining amount of $4.6 million under the loan agreement will be used for capital expenditures, tenant improvements, and leasing commission costs for the property. The three-year loan bears interest at LIBOR plus 5.35% and requires interest-only payments. The loan may be prepaid in whole (but not in part) at any time but if prepaid during the first 15 months additional prepayment fees are required. The loan is nonrecourse except for customary carve-outs and is secured by a first mortgage lien on the assets of 1875 Lawrence. We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the notes payable related to the Courtyard Kauai at Coconut Beach Hotel. For the year ended December 31, 2012, we sold two assets and one of the four industrial buildings at Interchange Business Center to an unaffiliated third party and used the proceeds from the sales to satisfy the existing indebtedness of $55.4 million associated with the properties. As of December 31, 2011, our outstanding note payable balance was $239.8 million.

        Our loan agreements stipulate that we comply with certain reporting and financial covenants. These covenants include, among other things, maintaining minimum debt service coverage ratios and liquidity. As of December 31, 2012, we believe we were in compliance with the debt covenants under our loan agreements.

        One of our principal long-term liquidity requirements includes the repayment of maturing debt. The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of December 31, 2012. The table does not represent any extension options ($ in thousands).

	Payments Due by Period
	2013	2014	2015	2016	2017	Thereafter	Total
Principal payments—variable rate debt	$9,882	$—	$38,000	$15,500	$—	$—	$63,382
Principal payments—fixed rate debt	1,987	2,585	19,818	18,672	13,206	63,658	119,926
Interest payments—variable rate debt (based on rates in effect as of December 31, 2012)	2,001	1,345	1,294	74	—	—	4,714
Interest payments—fixed rate debt	5,508	5,380	5,055	3,917	3,751	3,592	27,203
Operating leases(1)	293	293	301	301	301	21,227	22,716

Total	$19,671	$9,603	$64,468	$38,464	$17,258	$88,477	$237,941

(1)
Our operating leases consist of ground leases on each of eight buildings acquired in connection with the purchase of the Original Florida MOB Portfolio. Each ground lease is for a term of 50 years, with a 25-year extension option. The annual payment for each ground lease increases by 10% every five years.

Results of Operations

Year ended December 31, 2012 as compared to the year ended December 31, 2011

        As of December 31, 2012, we had ten real estate investments, all of which were consolidated in our consolidated financial statements. We completed one acquisition and sold two properties during 2012. In addition, we sold one of the four industrial buildings at Interchange Business Center during 2012. As of December 31, 2011, we had 11 real estate investments, nine of which were consolidated in our continuing operations. We completed four acquisitions and sold two properties during 2011. In addition, we received the early prepayment of a loan during 2011.

  Continuing Operations

        Our results of operations for the respective periods presented primarily reflect increases in most categories due to the growth of our portfolio in each period presented. Management expects increases in most categories in the near future as we purchase additional real estate and real estate-related assets and as we begin to realize the full year impact of our acquisitions.

        Revenues.    Revenues for the year ended December 31, 2012 were $44.6 million, an increase of $11.1 million from the year ended December 31, 2011. The change in revenue is primarily due to:

  •
  an increase in rental revenue of $9.6 million of which approximately $7.1 million was due to reporting a full year of our 2011 acquisitions of Arbors Harbor Town and Lakes of Margate and the remaining increase was due to the other 2011 acquistions; and

  •
  an increase of hotel revenue of $4.4 million at the Courtyard Kauai at Coconut Beach Hotel due to completion of the planned renovation.

  •
  For the year ended December 31, 2011, we earned interest income from our real estate loan receivable of $2.9 million, all of which was related to the PAL Loan (financing for ten U.S. Army installations). On August 15, 2011, the debtor associated with the PAL Loan exercised its option to prepay the entire balance of the loan.

        Property Operating Expenses.    Property operating expenses for the year ended December 31, 2012 and 2011 were $22.4 million and $16.9 million, respectively. Annual property operating expenses for 2012 increased $5.5 million over the same period in 2011. Approximately $2.7 million of this increase is a result of our 2011 acquisitions and $2.3 million is primarily due to increased activity at the Courtyard Kauai at Coconut Beach Hotel during 2012.

        Interest Expense.    Interest expense for the year ended December 31, 2012 was $9.1 million as opposed to $6.7 million for December 31, 2011. Annual interest expense for 2012 increased $2.4 million over the same period in 2011. The increase is a result of our 2011 and 2012 acquisitions and their related financing.

        Real Estate Taxes.    Real estate taxes for the year ended December 31, 2012 and 2011 were $4.5 million and $3.3 million, respectively. Annual real estate taxes for 2012 increased $1.2 million over the same period in 2011. The increase is a result of our 2011 acquisitions of Arbors Harbor Town and Lakes of Margate.

        Property Management Fees.    Property management fees for the year ended December 31, 2012 and 2011 were $1.7 million and $1.1 million, respectively. Annual property management fees for 2012 increased $0.6 million over the same period in 2011. Approximately $0.3 million of this increase is a result of our 2011 acquisitions.

        Asset Management Fees.    Asset management fees for the year ended December 31, 2012 were $3.2 million and consisted of asset management fees related to our ten consolidated properties. Asset management fees for the year ended December 31, 2011 were $2.9 million and consisted of asset management fees related to our nine consolidated properties.

        General and Administrative Expenses.    General and administrative expenses for the year ended December 31, 2012 were $3.2 million as compared to $2.3 million for the year ended December 31, 2011 and were comprised of auditing fees, legal fees, board of directors' fees and other administrative expenses. The increase is primarily a result of certain costs capitalized during the Offerings that are now expensed due to the termination of the offering in 2012.

        Depreciation and Amortization Expense.    Depreciation and amortization expense for the year ended December 31, 2012 and 2011 were $14.8 million and $11.6 million, respectively. Annual depreciation and amortization expense for 2012 increased $3.2 million over the same period in 2011. The increase is a result of our 2011 acquisitions of Arbors Harbor Town and Lakes of Margate.

Year ended December 31, 2011 as compared to the year ended December 31, 2010

        As of December 31, 2011, we had 11 real estate investments, nine of which were consolidated in our continuing operations. We completed four acquisitions and sold two properties during 2011. In addition, we received the early prepayment of a loan during 2011. As of December 31, 2010, we had ten real estate investments, six of which were consolidated in our continuing operations including a real estate loan receivable. We completed eight acquisitions including an investment in an unconsolidated joint venture and sold one investment in an unconsolidated joint venture during 2010.

  Continuing Operations

        Our results of operations for the respective periods presented reflect increases in most categories due to the growth of our portfolio in each period presented.

        Revenues.    Revenues for the year ended December 31, 2011 were $33.5 million, an increase of $19 million from December 31, 2010. The change in revenue is primarily due to:

  •
  an increase in rental revenue of $15.5 million of which approximately $13.4 million was due to the 2010 acquisition of Florida MOB Portfolio and 2011 acquisition of River Club and the Townhomes at River Club; and

  •
  an increase of hotel revenue of $5.6 million due to the acquisition of the Courtyard Kauai at Coconut Beach Hotel in October 2010.

  •
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

        Property Operating Expenses.    Property operating expenses for the year ended December 31, 2011 were $16.9 million and were comprised of operating expenses for nine properties we consolidated. For the year ended December 31, 2010, property operating expenses were $4.5 million and were comprised of operating expenses for the five properties we consolidated. The increase is primarily a result of our 2010 acquisitions of Courtyard Kauai at Coconut Beach Hotel and Florida MOB Portfolio.

        Interest Expense.    Interest expense for the year ended December 31, 2011 was $6.7 million as opposed to $1.9 million for December 31, 2010. The increase is primarily a result of our 2010 fourth quarter acquisitions and 2011 acquisition of River Club and Townhomes at River Club and their related financing.

        Real Estate Taxes.    Real estate taxes for the year ended December 31, 2011 were $3.3 million and were related to our nine consolidated properties. Real estate taxes for the year ended December 31, 2010 were $1.2 million and were related to our five consolidated properties. The increase is primarily a result of our 2010 acquisitions of Florida MOB Portfolio and Interchange Business Center.

        Property Management Fees.    Property management fees for the year ended December 31, 2011 were $1.1 million and were related to our nine consolidated properties. Property management fees for the year ended December 31, 2010 were $0.4 million and were related to our five consolidated properties. The increase is primarily a result of our 2010 acquisition of Florida MOB Portfolio.

        Asset Management Fees.    Asset management fees for the year ended December 31, 2011 were $2.9 million and consisted of asset management fees related to our nine consolidated properties. Asset management fees for the year ended December 31, 2010 were $1.3 million and consisted of asset management fees for three properties and the PAL Loan we consolidated.

        General and Administrative Expenses.    General and administrative expenses for the year ended December 31, 2011 were $2.3 million, as compared to $2 million for the year ended December 31, 2010 and were comprised of auditing fees, legal fees, board of directors' fees, and other administrative expenses.

        Depreciation and Amortization Expense.    Depreciation and amortization expense for the year ended December 31, 2011 was $11.6 million and was comprised of depreciation and amortization expense related to our nine consolidated properties. Depreciation and amortization expense for the year ended December 31, 2010 was $3.8 million and was comprised of depreciation and amortization related to five properties. The increase is primarily a result of our 2010 acquisition of Florida MOB Portfolio and 2011 acquisition of River Club and Townhomes at River Club.

Cash Flow Analysis

Fiscal year ended December 31, 2012 as compared to the year ended December 31, 2011

        Cash used in operating activities for the year ended December 31, 2012 was $1.6 million and was primarily comprised of the net income of $9.2 million, adjusted for depreciation and amortization, including amortization of deferred financing fees of $17 million and loss on early extinguishment of debt of $1.9 million and offset by a gain on sale of discontinued operations of $29.4 million and cash used for working capital and other operating activities of approximately $0.3 million. Cash provided by operating activities for the year ended December 31, 2011 was $2.9 million and was primarily comprised of the net loss of $8.6 million, adjusted for depreciation and amortization, including amortization of deferred financing fees of $16.7 million, distribution from unconsolidated joint venture of $2.4 million and loss on early extinguishment of debt of $1 million, offset by equity in earnings of unconsolidated joint ventures of $2.7 million and a gain on sale of discontinued operations of $5.7 million.

        Cash provided by investing activities for the year ended December 31, 2012 was $78.5 million, and was comprised of net proceeds from sale of discontinued operations of $101.7 million, offset by purchase of real estate of $11 million, additions of property and equipment of $13.6 million, acquisition deposits of $0.6 million and an increase in restricted cash of approximately $2 million. Cash used in investing activities for the year ended December 31, 2011 was $39.1 million, and was comprised of purchases of real estate of $79.4 million, and cash used for additions of property and equipment of approximately $12.9 million, offset by repayment of notes receivable of $25 million, proceeds from sale of discontinued operations of $14.5 million, return of investment in unconsolidated joint venture of $4.6 million and a decrease in restricted cash of $9 million.

        Cash used in financing activities for the year ended December 31, 2012 was $79.4 million, and was comprised of payments to notes payable, net of proceeds and financing costs, of $58.7 million, cash distributions to our stockholders of $14.5 million, net distributions to non-controlling interest holders of $10.8 million and redemptions of common stock of $1 million, offset by the issuance of common stock, net of offering costs, of $5.6 million. Certain joint venture agreement provides for liquidating distributions based on achieving certain return metrics ("promoted interest"). As a result of the sales, two properties reached a defined return threshold which resulted in distributions to noncontrolling interest which are different from the standard pro-rata allocation percentages. Our joint venture partners earned a promoted interest in the cash flow of the properties. Cash provided by financing activities for the year ended December 31, 2011 was $66.9 million, and was comprised of proceeds from notes payable, net of payments and financing costs, of $46.8 million, the issuance of common stock, net of offering costs, of $21.2 million, net contributions from non-controlling interest holders of $5 million, offset by cash distributions to our shareholders of $3.9 million and redemptions of common stock of $2.2 million.

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

        Our calculation of FFO for the years ended December 31, 2012, 2011 and 2010 is presented below (amounts in thousands except per share amounts):

	2012	2011	2010
Net income (loss) attributable to the Company	$1,665	$(7,751)	$(7,427)
Adjustments for(1):
Real estate depreciation and amortization(2)	13,968	14,069	6,496
Gain on sale of real estate(3)	(19,967)	(4,539)	—
Gain on sale of investment in unconsolidated joint venture	—	(2,978)	(204)

Funds from operations (FFO)	$(4,334)	$(1,199)	$(1,135)

GAAP weighted average shares:
Basic and diluted	25,987	24,039	19,216
FFO per share	$(0.17)	$(0.05)	$(0.06)

Net income (loss) per share	$0.06	$(0.32)	$(0.39)

(1)
Reflects continuing operations, as well as discontinued operations.

(2)
Includes our consolidated amount, as well as our pro rata share of those unconsolidated investments which we account for under the equity method of accounting and the noncontrolling interest adjustment for the third-party partners' share.

(3)
For the year ended December 31, 2012, includes our proportionate share of the gain on sale of real estate related to Palms of Monterrey, Parrot's Landing and one of the four industrial buildings at Interchange Business Center. For the year ended December 31, 2011, includes our proportionate share of the gain on sale of real estate related to Archibald Business Center.

        Provided below is additional information related to selected items included in net income (loss) above, which may be helpful in assessing our operating results.

  •
  Straight-line rental revenue of $0.3 million, $0.4 million, and $0.2 million was recognized for the years ended December 31, 2012, 2011 and 2010, respectively. The noncontrolling interest portion of straight-line rental revenue for the years ended December 31, 2012, 2011 and 2010 was less than $0.1 million.

  •
  Net above/below market lease amortization of $0.2 million, $0.3 million, and $0.8 million was recognized as an increase to rental revenue for the years ended December 31, 2012, 2011 and 2010, respectively. The noncontrolling interest portion of net above/below market lease amortization for the year ended December 31, 2012, 2011 and 2010 was less than $0.1 million.

  •
  Amortization of deferred financing costs of $1 million, $0.9 million and $0.2 million was recognized as interest expense for our notes payable for the years ended December 31, 2012, 2011 and 2010, respectively.

  •
  During the year ended December 31, 2010, we recognized a bargain purchase gain of $5.5 million related to our purchase of the fee simple interest in the Palms of Monterrey property. Our share of the bargain purchase gain was $5 million.

  •
  During the year ended December 31, 2012 and 2011, we recognized loss on early extinguishment of debt of $1.9 million and $1 million, respectively, comprised of the write-off of deferred financing fees of $1 million and $0.3 million and an early termination fee of $0.9 million and $0.7 million, respectively.

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

        The following summarizes certain information related to the sources of recent distributions ($ in thousands):

	December 31,
	2012	2011	2010
Total Distributions Paid(1)	$17,326	$11,893	$9,283
Principal Sources of Funding:
Distribution Reinvestment Plan	$2,790	$7,948	$6,436
Cash flow provided by (used in) operating activities	$(1,586)	$2,905	$(8,237)
Cash available at the beginning of the period(2)	$80,130	$49,375	$67,509

(1)
Year ending December 31, 2012, includes special cash distribution of $13 million.

(2)
Represents the cash available at the beginning of the reporting period primarily attributable to excess funds raised from the issuance of common stock and borrowings, after the impact of historical operating activities, other investing and financing activities.

        Total distributions paid to stockholders during the year ended December 31, 2012 were $17.3 million including DRP and consisted of the special cash distribution of $13 million and the regular distribution of $4.3 million. Cash flow provided by operations for the year ended December 31, 2011, which includes a portion of the distribution of proceeds related to the sale of Inland Empire Distribution Center, covered a portion of the payment of our cash distributions to stockholders for the period. For the year ended December 31, 2010, both cash distributions and the operating shortfalls were funded from financing activities including proceeds from the Initial Offering and borrowings. Future distributions declared and paid may exceed cash flow from operating activities or funds from operations until such time as we invest in additional real estate or real estate-related assets at favorable yields and our investments reach stabilization. For further discussion on distribution payments, please see "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distribution."

        During 2012 and 2011, our distributions were classified as follows for federal income tax purposes:

	2012	2011
Ordinary income	—	—
Capital gains	86.8%	33.6%
Return of Capital	13.2%	66.4%

Total	100.0%	100.0%

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

        We believe the carrying value of our operating real estate is currently recoverable. Accordingly, there were no impairment charges for the year ending December 31, 2012 and 2011. However, if market conditions worsen beyond our current expectations, or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments. Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

New Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board (the "FASB") issued updated guidance for fair value measurements. The guidance amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have an impact on our financial statements except for disclosures related to fair value measurements.

        In June 2011, the FASB issued updated guidance related to comprehensive income. The guidance requires registrants to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, registrants will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. This guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Due to our early adoption, this guidance did not have a material impact on our financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

  Foreign Currency Exchange Risk

        As of December 31, 2012, we maintained approximately $3.2 million in Euro-denominated accounts at European financial institutions. We currently have two investments in Europe. As the cash is held in the same currency as the real estate assets and related loans, we believe that we are not materially exposed to any significant foreign currency fluctuations related to these accounts as it relates to ongoing property operations. Material movements in the exchange rate of Euros could materially impact distributions from our foreign investments.

  Interest Rate Risk

        We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our management's objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt. Of our $183.3 million in notes payable at December 31, 2012, $63.4 million represented debt subject to variable interest rates, of which $25.4 million is subject to minimum interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.5 million.

        Interest rate caps classified as assets were reported at their combined fair value of less than $0.1 million within prepaid expenses and other assets at December 31, 2012. A 100 basis point decrease in interest rates would result in a less than $0.1 million net decrease in the fair value of our interest rate caps. A 100 basis point increase in interest rates would result in a $0.2 million net increase in the fair value of our interest rate caps.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

  Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2012, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

  Management's Annual Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2012, the effectiveness of our internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls, as of December 31, 2012, were effective.

  Changes in Internal Control over Financial Reporting

        There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None

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

        Robert S. Aisner, 66, served as our Chief Executive Officer from June 2008 to January 2012, as our President from our inception in January 2007 to January 2012, and one of our directors since our inception. In January 2012, Mr. Aisner was appointed Vice Chairman of the Board. In January 2013, Mr. Aisner was appointed Chairman of the Board. In addition, Mr. Aisner was appointed Chairman of the Board of Behringer Harvard Opportunity REIT I in January 2013. From January 2007 through June 2008, Mr. Aisner served as our Chief Operating Officer. In addition, Mr. Aisner has served as President (from May 2005 until February 2013), Chief Executive Officer (from June 2008 until May 2009 and from July 2009 until February 2013) and a director since June 2003 of Behringer Harvard REIT I. Mr. Aisner also has served as President from November 2004 to January 2012, Chief Executive Officer from June 2008 to January 2012, and a director since November 2004 of Behringer Harvard Opportunity REIT I, as Chief Executive Officer and a director of Behringer Harvard Multifamily REIT I since August 2006, and as President since April 2007 and Chief Executive Officer since September 2008 of Adaptive Real Estate Income Trust, Inc. ("Adaptive REIT") (formerly, Behringer Harvard Multifamily REIT II Inc.). Furthermore, Mr. Aisner serves as a Class II Director of Priority Senior Secured Income Fund, Inc., a closed-end management investment company jointly advised by Behringer Harvard and Prospect Capital Management, LLC. Mr. Aisner is also Chief Executive Officer of our Advisor and President and Co-Chief Operating Officer of our sponsor, Behringer Harvard Holdings.

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

        Michael J. O'Hanlon, 61, has served as our Chief Executive Officer and President since January 2012 and as one of our directors since February 2013. Mr. O'Hanlon also serves as Chief Executive Officer and President of several other Behringer Harvard—sponsored programs, including Behringer Harvard Opportunity REIT I. In addition, Mr. O'Hanlon has served as a director of Behringer Harvard Opportunity REIT I since February 2013.

        Prior to his appointment as an officer of the Company, Mr. O'Hanlon was an independent director of Adaptive REIT from September 2011 through December 2011. From September 2010 to December 2011, Mr. O'Hanlon was President and Chief Operating Officer of Billingsley Company, a major Dallas, Texas based owner, operator and developer that has interests in commercial office, industrial, retail, and multifamily properties. From November 2007 to October 2009, Mr. O'Hanlon served as Chief Executive Officer and President for Inland Western Retail Real Estate Trust, Inc., a public non-traded REIT, where he was responsible for an $8.5 billion national retail and office portfolio consisting of 335 properties and 51 million square feet. From January 2005 to October 2007, Mr. O'Hanlon served as head of Asset Management for Inland Real Estate Group of Companies. In total, Mr. O'Hanlon has over 30 years of management experience with public and private firms with commercial real estate portfolios, with a broad range of responsibilities including overseeing acquisitions, dispositions, restructurings, joint ventures and capital raising, and with experience with a diverse group of real estate-related investments including multifamily and debt-related investments. Mr. O'Hanlon received a Masters of Business Administration, Finance-Money and Financial Markets degree in 1979 from Columbia University Graduate School of Business. Mr. O'Hanlon has also received a Bachelor of Science, Accounting degree in 1973 from Fordham University. Mr. O'Hanlon has served and been an active member of the Real Estate Roundtable, NAREIT, ICSC and ULI.

        Our board of directors has concluded that Mr. O'Hanlon is qualified to serve as one of our directors for reasons including his over 30 years of management experience. His significant experience in commercial real estate allows him to complement the other board members in providing valuable investment advice.

        Andreas K. Bremer, 56, has served as one of our independent directors since November 2007 and serves as Chairman of the German International School in Dallas since 2009. Mr. Bremer currently serves as Executive Vice President of International Capital, LLC, a position he has held since 2005. Mr. Bremer joined International Capital as its Chief Financial Officer in October 2002. International Capital specializes in acquisition, disposition, management and administration of commercial investment properties, and Mr. Bremer is responsible for all financial aspects of the company's operations. Before joining International Capital, Mr. Bremer was the Chief Financial Officer of ATLASwerks®, a leading communication software company in Dallas. He acted as a corporate finance consultant for two years at McKinsey & Co. in both the Dallas and New York offices and served as Vice President of Finance and Treasurer at Paging Network, Inc. Mr. Bremer started his career at COMMERZBANK AG in Germany and spent seven of his 13-year tenure at the company's New York and Atlanta offices. Mr. Bremer has over 20 years of financial and general management experience with extensive knowledge of corporate finance and commercial lending both in the United States and other countries, particularly Germany and holds a degree as CCIM. He was the Director of the Texas Warburg Chapter of the American Council on Germany in Dallas and, as Knight of Justice, is a member of the Order of

St. John. Mr. Bremer received a law degree from the Johannes-Gutenberg University in Mainz, Germany.

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

        Michael D. Cohen, 38, has served as our Executive Vice President since October 2011 and as one of our directors since February 2013. Mr. Cohen also serves as Executive Vice President of Behringer Harvard Holdings, and Executive Vice President—International Platform of Harvard Property Trust. Mr. Cohen also works closely with Behringer Securities LP, a subsidiary of Behringer Harvard, to develop institutional investments and manage relationships with the company's institutional investors. Mr. Cohen joined Behringer Harvard in 2005 from Crow Holdings, the investment office of the Trammell Crow Company, where he concentrated on the acquisition and management of the firm's office, retail, and hospitality assets. Mr. Cohen began his career in 1997 at Harvard Property Trust and Behringer Partners, predecessor companies to Behringer Harvard. He received a Bachelor of Business Administration degree from the University of the Pacific in Stockton, California, and a Masters degree in Business and Finance from Texas Christian University in Fort Worth, Texas. He is a member of the Association of Foreign Investors in Real Estate.

        Diane S. Detering-Paddison, 53, has served as one of our independent directors since June 2009. Ms. Detering-Paddison was recently appointed Chief Strategy Officer of Cassidy Turley, one of the nation's largest commercial real estate service providers. Prior to joining Cassidy Turley, Ms. Detering-Paddison served as the Chief Operating Officer of ProLogis, an owner, manager, and developer of distribution facilities, from June 2008 until January 2009. Prior to that, Ms. Detering-Paddison was with CB Richard Ellis and Trammell Crow Company for over twenty years. During her time there, she served as Senior Vice President, Corporate and Investor Client Accounts from April 2001 until December 2004, Chief Operating Officer, Global Services from January 2005 until December 2006, and President, Global Corporate Services—Client Accounts from December 2006 until May 2008. Ms. Detering-Paddison was part of a ten member executive team that managed the merger between Trammell Crow Company and CB Richard Ellis in December 2006. Recently, the Salvation Army named Ms. Detering-Paddison to its national advisory board. Ms. Detering-Paddison is the founder of www.4wordwomen.org and the author of "Work, Love, Pray." Ms. Detering-Paddison holds a Master of Business Administration degree from the Harvard Graduate School of Business and a Bachelor of Science degree from Oregon State University where she graduated as Valedictorian.

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

        Cynthia Pharr Lee, 64, has served as one of our independent directors since November 2007. Ms. Lee has served as President of C. Pharr & Company, a marketing communications consulting firm since 1993, providing strategic brand, marketing and public relations services to many real estate, construction and design firms, in addition to other corporate clients. Ms. Lee also serves as a member of the board of directors of CEC Entertainment, Inc. (CEC-NYSE) and its audit and compensation committees. A co-founder of Texas Women Ventures Fund, Ms. Lee serves on the Fund's Investment Advisory Committee and is also a board member of Southwest Venture Forum. Ms. Lee is a former president of Executive Women of Dallas and former national chairman of the Counselor's Academy of the Public Relations Society of America. From May 1989 through February 1993, Ms. Lee was president and chief executive officer of Tracy Locke/Pharr Public Relations, a division of Omnicom (NYSE). She received her Bachelor of Science degree in English (summa cum laude) and her Master of Arts degree in English from Mississippi State University.

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

        Jeffrey P. Mayer, 56, has served as one of our independent directors since November 2007 and is chairman of our Audit Committee. Mr. Mayer is currently a consultant serving the real estate industry. He also is the owner of Mayer Financial Consulting, LLC (a Georgia Registered Investment Advisor) and is the firm's sole Investment Advisor Representative. This firm was started in 2011 to provide personal financial planning services, primarily to individuals. From 2000 until 2007, Mr. Mayer was the Chief Financial Officer of ClubCorp, Inc., a holding company that owns and operates premier golf and business clubs and destination golf resorts. He previously served as Chief Financial Officer of Bristol Hotels & Resorts in Dallas, a position he held from 1996 until the company's acquisition by Bass PLC in early 2000. Prior to joining Bristol, he was Corporate Controller at Host Marriott Corporation (formerly Marriott Corporation) and, prior to that, held various senior financial positions at Marriott Corporation. Mr. Mayer is a member of the National Association of Corporate Directors. He was a board member of the Dallas Children's Advocacy Center and chairman of the audit committee. A graduate of the College of William & Mary, he began his career as an accountant with Arthur Andersen LLP.

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

Executive Officers

        In addition to Robert S. Aisner, Michael J. O' Hanlon, and Michael D. Cohen the following individuals serve as our executive officers:

        Andrew J. Bruce, 41, was elected our Chief Financial Officer in January 2012. Mr. Bruce also serves as Chief Financial Officer of Behringer Harvard Opportunity REIT I. Mr. Bruce will continue to serve as the Senior Vice President—Capital Markets for Behringer Harvard, a role in which he has served since March 2006, and be responsible for managing the financing activities for the Behringer Harvard programs, including the structuring and placement of commercial debt for new acquisitions and developments, for the refinancing of existing debt, debt restructurings, and for fund level credit facilities. Prior to joining Behringer Harvard, from 1994 to early 2006, Mr. Bruce worked for AMLI Residential Properties Trust in Dallas and in Chicago. While at AMLI, Mr. Bruce was responsible for placing AMLI's secured and unsecured debt and for overseeing the underwriting projections for new development and co-investment projects. Mr. Bruce holds a Masters in Business Administration degree from the University of Chicago, and a CPA designation. Mr. Bruce graduated from Western Michigan University with a Bachelor of Business Administration degree. Associations that Mr. Bruce is currently affiliated with include ULI (Full Member and Inner-City Council Leader), NAREIT, and Family Gateway Affordable Housing, Inc. where he serves as a board member and Vice Chairman.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to the Company during and with respect to the fiscal year ended December 31, 2012 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2012.

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

Director Compensation Table

        The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2012:

Name	Fees Earned or Paid in Cash ($)
Robert M. Behringer(1)	—
Robert S. Aisner	—
Michael D. Cohen	—
Andreas K. Bremer	$43,000	(2)
Diane S. Detering-Paddison	$38,500	(3)
Cynthia Pharr Lee	$44,000	(4)
Jeffrey P. Mayer	$48,000	(5)

(1)
Robert M. Behringer resigned from the board of directors at the end of January 2013.

(2)
Includes payment of $10,500 in 2012 for services rendered in 2011.

(3)
Includes payment of $10,250 in 2012 for services rendered in 2011.

(4)
Includes payment of $11,500 in 2012 for services rendered in 2011.

(5)
Includes payment of $12,750 in 2012 for services rendered in 2011.

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

Compensation Committee Interlocks and Insider Participation

        No member of our compensation committee served as an officer or employee of the Company or any of our subsidiaries during the fiscal year ended December 31, 2012 or formerly served as an officer of the Company or any of our subsidiaries. In addition, during the fiscal year ended December 31, 2012, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers or directors serving as a member of our board of directors or compensation committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

        The following table gives information regarding our equity compensation plans as of December 31, 2012:

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

Security Ownership of Certain Beneficial Owners

        The following table sets forth information as of February 28, 2012 regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, each of our executive officers, and our directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Behringer Harvard Holdings, LLC(2)	22,471	*
Robert S. Aisner(3)(4)	—	—
Michael J. O'Hanlon(3)(5)	—	—
Andrew J. Bruce(3)(6)	—	—
Michael D. Cohen(3)(7)	2,762	*
Andreas K. Bremer(3)	—	—
Diane S. Detering-Paddison(3)	—	—
Cynthia Pharr Lee(3)	—	—
Jeffrey P. Mayer(3)	—	—
All directors and executive officers as a group (eight persons)(8)	2,762	*

*
Represents less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following February 28, 2012. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)
Does not include 1,000 shares of convertible stock owned by our Advisor, an indirect subsidiary of Behringer Harvard Holdings, LLC. Robert M. Behringer is the beneficial owner of approximately 40% of the outstanding limited liability company interests and beneficially controls the voting of approximately 85% of the outstanding limited liability company interests of Behringer Harvard Holdings, LLC.

(3)
The address of Messrs. Aisner, O'Hanlon, Bruce, Cohen, Bremer, Detering-Paddison, Lee and Mayer is c/o Behringer Harvard Opportunity REIT I, Inc., 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

(4)
Does not include 22,471 shares of common stock and 1,000 shares of convertible stock indirectly owned by Behringer Harvard Holdings. Mr. Aisner controls the disposition of 4% of the limited liability company interests in Behringer Harvard Holdings. Robert M. Behringer has the right to vote Mr. Aisner's interest in Behringer Harvard Holdings.

(5)
Michael J. O'Hanlon was elected our Chief Executive Officer and President in January 2012 and as our director on February 1, 2013.

(6)
Andrew J. Bruce was elected our Chief Financial Officer in January 2012.

(7)
Michael D. Cohen was elected a director in February 1, 2013. Includes 2,762 shares owned by a trust for the benefit of Mr. Cohen's spouse. Mr. Cohen disclaims beneficial ownership of such shares.

(8)
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

Related Party Transactions

        The Advisor and certain of its affiliates receive fees and compensation in connection with the acquisition, management, and sale of our assets.

        Pursuant to a Dealer Manager Agreement, we engaged Behringer Securities LP ("Behringer Securities") to act as our dealer manager in connection with the Offerings. The Follow-On Offering terminated as to the primary portion on March 15, 2012 and we terminated the DRP portion of the Follow-On Offering effective April 3, 2012

        Behringer Securities received commissions of up to 7% of gross offering proceeds in connection with the offerings. Behringer Securities reallowed 100% of selling commissions earned to participating broker-dealers. In addition, we paid Behringer Securities a dealer manager fee of up to 2.5% of gross offering proceeds. Pursuant to separately negotiated agreements, Behringer Securities may reallow a portion of its dealer manager fee in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in the Offerings; provided, however, that Behringer Securities could reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts and no more than 0.5% of gross offering proceeds for out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties. Further, in special cases pursuant to separately negotiated agreements and subject to applicable limitations imposed by the Financial Industry Regulatory Authority, Behringer Securities could use a portion of its dealer manager fee to reimburse certain broker-dealers participating in the Offerings for technology costs and expenses associated with the Offerings and costs and expenses associated with the facilitation of the marketing and ownership of our shares by such broker-dealers' customers. No selling commissions, dealer manager fees or organization and offering expenses are paid for sales under the DRP. For the year ended December 31, 2012, Behringer Securities earned selling commissions and dealer manager fees of $0.4 million and $0.2 million, respectively, which were recorded as a reduction to additional paid-in capital.

        We reimbursed the Advisor or its affiliates for organization and offering expenses (other than selling commissions and the dealer manager fee) incurred on our behalf in connection with the primary offering component of the Offerings. The total we are required to remit to the Advisor for organization and offering expenses (other than selling commissions and the dealer manager fee) is limited to 1.5% of the gross proceeds raised in the completed primary offering components of the Offerings as determined upon completion of the Offerings. The Advisor or its affiliates determines the amount of organization and offering expenses owed based on specific invoice identification, as well as an allocation of costs to us and other Behringer Harvard programs, based on respective equity offering results of those entities in offering.

        The Advisor is required to reimburse us to the extent that the total amount spent on organization and offering expenses (other than selling commissions and the dealer manager fee) in the Offerings exceeds 1.5% of the gross proceeds raised in the primary component of the Offerings. Based on the gross proceeds from our Offerings, we have recorded a receivable from the Advisor for approximately $3.8 million of organization and offering expenses that were previously reimbursed to the Advisor. The receivable of $3.8 million is presented net of other payables of $0.5 million to the Advisor on our consolidated balance sheet. We received payment of $3.8 million from the Advisor for this receivable in March 2013.

        Since our inception through December 31, 2012, approximately $16.4 million of organization and offering expenses was incurred by the Advisor or its affiliates on our behalf. Of this amount, $7.5 million has been reimbursed by us. As of December 31, 2012, we had no amounts payable to the Advisor for organization and offering expenses.

        The Advisor or its affiliates will also receive acquisition and advisory fees of 2.5% of the amount paid and/or in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets. The Advisor and its affiliates will also receive acquisition and advisory fees of 2.5% of the funds advanced in respect of a loan investment. We incurred acquisition and advisory fees payable to the Advisor of $0.5 million for the year ended December 31, 2012.

        The Advisor or its affiliates also receive an acquisition expense reimbursement in the amount of 0.25% of (i) the funds paid for purchasing an asset, including any debt attributable to the asset, (ii) the funds for development, construction, or improvement in the case of assets that we acquire and intend to develop, construct, or improve, and (iii) the funds advanced in respect of a loan or other investment. In addition, to the extent the Advisor or its affiliates directly provide services formerly provided or usually provided by third parties, including, without limitation, accounting services related to the preparation of audits required by the SEC, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a completed investment, the direct employee costs and burden to the Advisor of providing these services will be acquisition expenses for which we will reimburse the Advisor. We also pay third parties, or reimburse the Advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder's fees, title insurance, premium expenses, and other closing costs. In addition, acquisition expenses for which we will reimburse the Advisor, include any payments made to (i) a prospective seller of an asset, (ii) an agent of a prospective seller of an asset, or (iii) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset. Except as described above with respect to services customarily or previously provided by third parties, the Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent that they are dedicated to making investments for us, such as wages and benefits of the investment personnel. The Advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the Advisor or its affiliates incur that are due to third parties or related to the additional services provided by the Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. For the year ended December 31, 2012, we incurred acquisition expense reimbursements of less than $0.1 million.

        We pay the Advisor or its affiliates a debt financing fee of 1% of the amount available under any loan or line of credit made available to us. It is anticipated that the Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. We incurred debt financing fees of $0.3 million for the year ended December 31, 2012.

        We pay the Advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties. We incurred no such fees for the year ended December 31, 2012.

        We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity II Management Services, LLC ("BHO II Management"), or its affiliates, fees for the management, leasing, and construction supervision of our properties. Property management fees are 4.5% of the gross revenues of the properties managed by BHO II Management or its affiliates, plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property. In the event that we contract directly with a third-party property manager in respect of a property, BHO II Management or its affiliates receives an oversight fee equal to 0.5% of the gross revenues of the property managed. In no event will BHO II Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property. In the event we own a property through a joint venture that does not pay BHO II Management directly for its services, we will pay BHO II Management a management fee or oversight fee, as applicable, based only on our economic interest in the property. We incurred and expensed property management fees or oversight fees to BHO II Management of approximately $1.2 million for the year ended December 31, 2012.

        We pay the Advisor or its affiliates a monthly asset management fee of one-twelfth of 1.0% of the sum of the higher of the cost or value of each asset. For the year ended December 31, 2012, we expensed $3 million of asset management fees.

        We reimburse the Advisor or its affiliates for all expenses paid or incurred by the Advisor in connection with the services provided to us, subject to the limitation that we will not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period. Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the year ended December 31, 2012, we incurred and expensed such costs for administrative services of $1.6 million.

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

        On November 1, 2012, we, through a wholly-owned subsidiary of our operating partnership, entered into a lease agreement with Behringer Harvard Europe Real Estate GmbH, to lease approximately 380 rentable square meters at Holstenplatz. The lease commenced on November 1, 2012 for a 14-month term with two options to extend the lease for an additional one-year terms. The annualized rent is approximately $80,000. Our management and board of directors determined that the lease was fair and reasonable to us. In addition, Michael Cohen's wife is trustee or beneficiary of several trusts that in the aggregate own a 15.3% interest in Behringer Harvard Holdings.

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

Audit and Non-Audit Fees

        The following table presents fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche") for the years ended December 31, 2012 and 2011 ($ in thousands):

	2012	2011
Audit Fees(1)	$426	$386
Audit-Related Fees(2)	9	238
Tax Fees(3)	5	7
All Other Fees	—	—

Total Fees	$440	$631

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

        Our audit committee approved all of the services provided by, and fees paid to, Deloitte & Touche LLP during the years ended December 31, 2012 and 2011.

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

(c)
Financial Statement Schedules.

  All financial statement schedules, except for Schedules II, and III (see (a) 2. above), have been omitted because the required information of such schedules is not present, is not present in amounts sufficient to require a schedule, or is included in the financial statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Behringer Harvard Opportunity REIT II, Inc.
Dated: March 27, 2013	By:	/s/ MICHAEL J. O'HANLON Michael J. O'Hanlon Chief Executive Officer and Director (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 27, 2013	/s/ ROBERT S. AISNER Robert S. Aisner Chairman of the Board of Directors
March 27, 2013	/s/ MICHAEL J. O'HANLON Michael J. O'Hanlon Chief Executive Officer and Director (Principal Executive Officer)
March 27, 2013	/s/ ANDREW J. BRUCE Andrew J. Bruce Chief Financial Officer (Principal Financial Officer)
March 27, 2013	/s/ S. JASON HALL S. Jason Hall Treasurer (Principal Accounting Officer)
March 27, 2013	/s/ MICHAEL D. COHEN Michael D. Cohen Executive Vice President and Director
March 27, 2013	/s/ ANDREAS K. BREMER Andreas K. Bremer Director

March 27, 2013	/s/ CYNTHIA PHARR LEE Cynthia Pharr Lee Director
March 27, 2013	/s/ JEFFREY P. MAYER Jeffrey P. Mayer Director
March 27, 2013	/s/ DIANE S. DETERING-PADDISON Diane S. Detering-Paddison Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Behringer Harvard Opportunity REIT II, Inc.,
Addison, Texas

        We have audited the accompanying consolidated balance sheets of Behringer Harvard Opportunity REIT II, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Behringer Harvard Opportunity REIT II, Inc. and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 27, 2013

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Balance Sheets

As of December 31, 2012 and 2011

(in thousands, except shares)

	2012	2011
Assets
Real estate
Land and improvements, net	$73,380	$86,962
Buildings and improvements, net	199,915	218,839
Real estate under development	838	105

Total real estate	274,133	305,906
Assets associated with real estate held for sale	—	29,420
Cash and cash equivalents	77,752	80,130
Restricted cash	3,491	5,616
Accounts receivable, net	3,008	1,704
Receivable from related party	3,269	3,485
Prepaid expenses and other assets	1,781	1,596
Furniture, fixtures and equipment, net	6,864	7,219
Deferred financing fees, net	3,398	4,533
Lease intangibles, net	5,370	8,387

Total assets	$379,066	$447,996

Liabilities and Equity
Notes payable	$183,308	$239,757
Accounts payable	1,777	3,718
Acquired below-market leases, net	904	1,271
Distributions payable	—	1,069
Accrued and other liabilities	6,544	5,140
Obligations associated with real estate held for sale	—	37

Total liabilities	192,533	250,992
Commitments and contingencies
Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 26,060,612 and 25,267,048 shares issued and outstanding at December 31, 2012 and 2011, respectively	3	3
Additional paid-in capital	233,283	225,968
Accumulated distributions and net loss	(58,249)	(43,657)
Accumulated other comprehensive income	126	83

Total Behringer Harvard Opportunity REIT II, Inc. equity	175,163	182,397
Noncontrolling interest	11,370	14,607

Total equity	186,533	197,004

Total liabilities and equity	$379,066	$447,996

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except per share amounts)

	2012	2011	2010
Revenues
Rental revenue	$33,638	$24,010	$8,557
Hotel revenue	10,952	6,564	954
Interest income from real estate loan receivable	—	2,931	4,953

Total revenues	44,590	33,505	14,464
Expenses:
Property operating expenses	22,385	16,852	4,487
Interest expense	9,111	6,740	1,860
Real estate taxes	4,507	3,285	1,195
Property management fees	1,678	1,087	357
Asset management fees	3,229	2,913	1,316
General and administrative	3,205	2,323	2,031
Acquisition expense	750	4,110	9,708
Depreciation and amortization	14,809	11,646	3,760

Total expenses	59,674	48,956	24,714
Interest income, net	142	136	483
Gain on sale of investment	—	—	204
Other income (expense)	88	504	(133)

Loss from continuing operations before equity in earnings (losses) of unconsolidated joint ventures	(14,854)	(14,811)	(9,696)
Equity in earnings (losses) of unconsolidated joint ventures	—	2,681	(347)

Loss from continuing operations	(14,854)	(12,130)	(10,043)
Income from discontinued operations, including gains on disposition	24,081	3,497	1,861

Net income (loss)	9,227	(8,633)	(8,182)
Noncontrolling interest in continuing operations	1,258	1,562	900
Noncontrolling interest in discontinued operations	(8,820)	(680)	(145)

Net (income) loss attributable to the noncontrolling interest	(7,562)	882	755

Net income (loss) attributable to the Company	$1,665	$(7,751)	$(7,427)

Amounts attributable to the Company
Continuing operations	$(13,596)	$(10,568)	$(9,143)
Discontinuing operations	15,261	2,817	1,716

Net income (loss) attributable to the Company	$1,665	$(7,751)	$(7,427)

Weighted average shares outstanding:
Basic and diluted	25,987	24,039	19,216
Net income (loss) per share
Continuing operations	$(0.52)	$(0.44)	$(0.48)
Discontinued operations	0.58	0.12	0.09

Basic and diluted income (loss) per share	$0.06	$(0.32)	$(0.39)

Comprehensive income (loss):
Net income (loss)	$9,227	$(8,633)	$(8,182)
Other comprehensive income (loss):
Unrealized gain (losses) on interest rate derivatives	21	(341)	130
Foreign currency translation gain (loss)	26	(48)	305

Total other comprehensive income (loss)	47	(389)	435

Comprehensive income (loss)	9,274	(9,022)	(7,747)
Comprehensive (income) loss attributable to noncontrolling interest	(7,566)	944	730

Comprehensive income (loss) attributable to common shareholders	$1,708	$(8,078)	$(7,017)

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Equity

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands)

	Convertible Stock		Common Stock
							Accumulated Other Comprehensive Income (loss)
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions and Net (Loss)		Noncontrolling Interest	Total Equity
Balance at January 1, 2010	1	$—	14,649	$1	$126,815	$(6,839)	$—	$2,622	$122,599
Net loss						(7,427)		(755)	(8,182)
Issuance of common stock, net			7,884	1	70,190				70,191
Redemption of common stock			(203)		(1,856)				(1,856)
Distributions declared on common stock						(9,617)			(9,617)
Contributions from non-controlling interest								11,849	11,849
Distributions to noncontrolling interest								(3,208)	(3,208)
Other comprehensive income:
Unrealized gains on interest rate derivatives							105	25	130
Foreign currency translation gain							305		305

Balance at December 31, 2010	1	—	22,330	2	195,149	(23,883)	410	10,533	$182,211
Net loss						(7,751)		(882)	(8,633)
Issuance of common stock, net			3,177	1	32,986				32,987
Redemption of common stock			(240)		(2,167)				(2,167)
Distributions declared on common stock						(12,023)			(12,023)
Contributions from noncontrolling interest								5,688	5,688
Distributions to noncontrolling interest								(670)	(670)
Other comprehensive loss:
Unrealized losses on interest rate derivatives							(279)	(62)	(341)
Foreign currency translation loss							(48)		(48)

Balance at December 31, 2011	1	—	25,267	3	225,968	(43,657)	83	14,607	$197,004
Net income						1,665		7,562	9,227
Issuance of common stock, net			910		8,347				8,347
Redemption of common stock			(117)		(1,032)				(1,032)
Distributions declared on common stock						(16,257)			(16,257)
Contributions from noncontrolling interest								1,597	1,597
Distributions to noncontrolling interest								(12,400)	(12,400)
Other comprehensive income:
Unrealized gains on interest rate derivatives							17	4	21
Foreign currency translation gain							26		26

Balance at December 31, 2012	1	$—	26,060	$3	$233,283	$(58,249)	$126	$11,370	$186,533

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$9,227	$(8,633)	$(8,182)
Adjustments to reconcile net income (loss) to net cash
flows provided by (used in) operating activities:
Depreciation and amortization	15,930	15,378	5,998
Amortization of deferred financing fees	1,049	1,301	313
Equity in (earnings) losses of unconsolidated joint venture	—	(2,681)	347
Bargain purchase gain	—	—	(5,492)
Gain on sale of interest in unconsolidated joint venture	—	—	(204)
Gain on sale of discontinued operations	(29,358)	(5,673)	—
Loss on early extinguishment of debt	1,905	1,005	—
Distribution from unconsolidated joint venture	—	2,352	—
Change in operating assets and liabilities:
Accounts receivable	(1,055)	(393)	(706)
Interest receivable-real estate loan receivable	—	2,227	(1,829)
Prepaid expenses and other assets	176	(541)	204
Accounts payable	126	29	1,331
Accrued and other liabilities	701	(527)	(83)
Net payables to related parties	199	(171)	336
Addition of lease intangibles	(486)	(768)	(270)

Cash provided by (used in) operating activities	(1,586)	2,905	(8,237)

Cash flows from investing activities:
Acquisition deposits	(589)	—	—
Purchases of real estate	(11,039)	(79,443)	(172,526)
Investment in unconsolidated joint venture	—	—	(4,768)
Return of investment in unconsolidated joint ventures	—	4,648	652
Proceeds from sale of discontinued operations	101,654	14,487	—
Investment in real estate loans receivable	—	—	(12,594)
Additions of property and equipment	(13,646)	(12,755)	(1,374)
Repayment of real estate loans receivable	—	25,000	—
Change in restricted cash	2,125	8,986	(319)

Cash provided by (used in) investing activities	78,505	(39,077)	(190,929)

Cash flows from financing activities:
Financing costs	(1,818)	(2,366)	(4,173)
Proceeds from notes payable	24,033	57,092	118,217
Payments on notes payable	(80,831)	(7,965)	(170)
Purchase of interest rate derivatives	—	—	(241)
Issuance of common stock	6,142	23,354	71,983
Redemptions of common stock	(1,032)	(2,167)	(1,856)
Offering costs	(567)	(2,156)	(8,621)
Distributions	(14,536)	(3,945)	(2,847)
Contributions from noncontrolling interest holders	1,597	5,688	11,849
Distributions to noncontrolling interest holders	(12,400)	(670)	(3,208)

Cash provided by (used in) financing activities	(79,412)	66,865	180,933

Effect of exchange rate changes on cash and cash equivalents	115	62	99

Net change in cash and cash equivalents	(2,378)	30,755	(18,134)
Cash and cash equivalents at beginning of year	80,130	49,375	67,509

Cash and cash equivalents at end of year	$77,752	$80,130	$49,375

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

        We acquire and operate commercial real estate and real estate-related assets. In particular, we focus generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. In addition, given economic conditions as of December 31, 2012, our opportunistic investment strategy also includes investments in real estate-related assets that present opportunities for higher current income. Such investments may have capital gain characteristics, whether as a result of a discount purchase or related equity participations. We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties. These properties may be existing, income-producing properties, newly constructed properties, or properties under development or construction. They may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multi-tenant use. We may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. Further, we also may originate or invest in collateralized mortgage-backed securities and mortgage, bridge or mezzanine loans, or in entities that make investments similar to the foregoing. We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. We completed our first property acquisition, an office building located in Denver, Colorado, on October 28, 2008. As of December 31, 2012, we had ten real estate assets, all of which were consolidated into our consolidated financial statements.

        Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware ("Behringer Harvard Opportunity OP II"). As of December 31, 2012, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, was the sole general partner of Behringer Harvard Opportunity OP II and owned a 0.1% partnership interest in Behringer Harvard Opportunity OP II. As of December 31, 2012, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of Behringer Harvard Opportunity OP II and owned the remaining 99.9% interest in Behringer Harvard Opportunity OP II.

        We are externally managed and advised by Behringer Harvard Opportunity Advisors II, LLC. The Advisor is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.

  Organization

        We commenced an initial public offering of up to 125,000,000 shares of our common stock on January 21, 2008 (the "Initial Offering"), of which 25,000,000 shares were offered pursuant to our distribution reinvestment plan (the "DRP"). On July 3, 2011, the Initial Offering terminated in accordance with its terms. On July 5, 2011, we commenced a follow-on public offering of up to 75,000,000 shares of our common stock (the "Follow-On Offering" and, together with the Initial

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

1. Business and Organization (Continued)

Offering, the "Offerings"), of which 25,000,000 shares were offered pursuant to the DRP. We terminated the primary portion of the Follow-On Offering effective March 15, 2012 and the DRP portion of the Follow-On Offering effective April 3, 2012. Through December 31, 2012, we raised gross offering proceeds of approximately $265.3 million from the sale of approximately 26.7 million shares under the Offerings, including shares sold under the DRP.

        In connection with our initial capitalization, on January 19, 2007, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer Harvard Holdings. Behringer Harvard Holdings transferred its shares of convertible stock to the Advisor on April 2, 2010. As of December 31, 2012, we had 26.1 million shares of common stock outstanding, including the 22,471 shares issued to Behringer Harvard Holdings. As of December 31, 2012, we had 1,000 shares of convertible stock issued and outstanding to the Advisor.

        As of December 31, 2012, we had issued 26.7 million shares of our common stock, including 22,471 shares owned by Behringer Harvard Holdings and 2.2 million shares issued through the DRP. As of December 31, 2012, we had redeemed 0.6 million shares of our common stock.

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

        Anticipated amortization expense associated with the acquired lease intangibles for each of the following five years ended December 31 is as follows:

Year	Lease / Other Intangibles
2013	$1,283
2014	759
2015	385
2016	245
2017	299

        Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

December 31, 2012	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost	$217,343	$75,873	$14,041	$(2,196)
Less: depreciation and amortization	(17,428)	(2,493)	(8,671)	1,292

Net	$199,915	$73,380	$5,370	$(904)

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

December 31, 2011	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost	$228,999	$88,292	$16,210	$(2,232)
Less: depreciation and amortization	(10,160)	(1,330)	(7,823)	961

Net(1)	$218,839	$86,962	$8,387	$(1,271)

(1)
Excludes Palms of Monterrey, which was sold on January 5, 2012 (classified as held for sale at December 31, 2011)

  Real Estate Held for Sale

        We classify properties as held for sale when certain criteria are met, in accordance with GAAP. At that time we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. We had no property classified as held for sale at December 31, 2012 and one property classified as held for sale at December 31, 2011.

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

        We believe the carrying value of our operating real estate is currently recoverable. Accordingly, there were no impairment charges for the years ended December 31, 2012, 2011 and 2010. However, if market conditions worsen beyond our current expectations, or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments. Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

  Revenue Recognition

        We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. Straight-line rental revenue of $0.3 million, $0.5 million, and $0.2 million was recognized in rental revenues for the years ended December 31, 2012, 2011 and 2010, respectively, and includes amounts recognized in discontinued operations. Net below market lease amortization of $0.2 million, $0.4 million and $0.9 million was recognized in rental revenues for the years ended December 31, 2012, 2011 and 2010, respectively, and includes amounts recognized in discontinued operations.

        Hotel revenue is derived from the operations of the Courtyard Kauai at Coconut Beach Hotel, consisting of guest room, food and beverage, and other revenue, and is recognized as the services are rendered.

        We recognized interest income from real estate loans receivable on an accrual basis over the life of the loan using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, were amortized over the life of the loan as an adjustment to interest income.

  Accounts Receivable

        Accounts receivable primarily consist of receivables from our tenants related to our consolidated properties of $1.6 million and straight-line rental revenue receivables of $1.2 million as of December 31, 2012. Accounts receivable primarily consisted of receivables from our tenants related to

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

our consolidated properties of $0.4 million and straight-line rental revenue receivables of $0.9 million as of December 31, 2011.

  Prepaid Expenses and Other Assets

        Prepaid expenses and other assets include prepaid directors' and officers' insurance, as well as prepaid insurance of our consolidated properties.

  Furniture, Fixtures, and Equipment

        Furniture, fixtures, and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of five to seven years. Maintenance and repairs are charged to operations as incurred while improvements to such assets are capitalized. Accumulated depreciation associated with our furniture, fixtures, and equipment was $2.3 million and $1.2 million as of December 31, 2012 and 2011, respectively.

  Deferred Financing Fees

        Deferred financing fees are recorded at cost and are amortized to interest expense of our notes payable using a straight-line method that approximates the effective interest method over the life of the related debt. Accumulated amortization of deferred financing fees was $1.4 million and $1.2 million as of December 31, 2012 and 2011, respectively.

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

        As of December 31, 2012, we do not have any derivatives designated as net investment hedges or fair value hedges. No derivatives were being used for trading or speculative purposes. See Notes 5 and 10 for further information regarding our derivative financial instruments.

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

        The Advisor must reimburse us to the extent that the total amount spent on organization and offering expenses in the Offerings (other than selling commissions and the dealer manager fee) exceeded 1.5% of the gross proceeds raised in the primary component of the Offerings. We terminated the primary portion of the Follow-On Offering effective March 15, 2012. Based on our current review of gross proceeds from our Offerings, we have recorded a receivable from the Advisor for approximately $3.8 million for organization and offering expenses that were previously reimbursed to the Advisor. The receivable of $3.8 million is presented net of other payables of $0.5 million to the Advisor on our consolidated balance sheet. We received payment of $3.8 million from the Advisor for this receivable in March 2013.

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

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of depreciation, rental revenue, compensation expense, impairment losses and gain from sales of property. As a result of these differences, the book value of our fixed assets exceeds the tax basis by $3.6 million at December 31, 2012.

  Foreign Currency Translation

        For our international investment where the functional currency is other than the U.S. dollar, assets and liabilities are translated using period-end exchange rates, while the statement of operations amounts are translated using the average exchange rates for the respective period. Gains and losses resulting from the change in exchange rates from period to period are reported separately as a component of other comprehensive income (loss) ("OCI"). Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations and comprehensive income (loss).

        The Euro is the functional currency for the operations of Holstenplatz and Alte Jakobstraße. We also maintain a Euro-denominated bank account that is translated into U.S. dollars at the current exchange rate at each reporting period. As of December 31, 2012, 2011 and 2010, the foreign currency translation adjustment was a gain of less than $0.1 million, a loss of less than $0.1 million and a gain of $0.3 million, respectively.

  Other Comprehensive Income (Loss) ("OCI")

        Items of Other Comprehensive Income (Loss) consist of gains and losses affecting equity that are excluded from net income (loss) under GAAP. The components of OCI consist of cumulative foreign currency translation gains and losses and the unrealized gain on derivative instruments.

  Stock-Based Compensation

        We have adopted a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates. We have not issued any stock-based awards under the plan as of December 31, 2012.

  Concentration of Credit Risk

        At December 31, 2012 and 2011, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

  Noncontrolling Interest

        Noncontrolling interest represents the noncontrolling ownership interest's proportionate share of the equity in our consolidated real estate investments. Income and losses are allocated to noncontrolling interest holders based generally on their ownership percentage. In certain instances, our joint venture agreement provides for liquidating distributions based on achieving certain return metrics ("promoted interest"). If a property reaches a defined return threshold, then it will result in distributions to noncontrolling interest which is different from the standard pro-rata allocation percentage.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Earnings per Share

        Net income (loss) per share is calculated based on the weighted average number of common shares outstanding during each period. The weighted average shares outstanding used to calculate both basic and diluted income (loss) per share were the same for the years ended December 31, 2012, 2011 and 2010, as there were no potentially dilutive securities outstanding.

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

  Subsequent Events

        We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements.

3. New Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board (the "FASB") issued updated guidance for fair value measurements. The guidance amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have an impact on our financial statements except for disclosures relating to fair value measurements.

        In June 2011, the FASB issued updated guidance related to comprehensive income. The guidance requires registrants to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, registrants will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. This guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Due to our early adoption, this guidance did not have a material impact on our financial statements.

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

        We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

        The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of December 31, 2012 and 2011.

December 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$13	$—	$13

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$19	$—	$19

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

        As of December 31, 2012 and 2011, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities. The notes payable totaling $183.3 million and $239.8 million as of December 31, 2012 and 2011, respectively, have a fair value of approximately $179.4 million and $242.2 million, respectively, based upon interest rates for debt with similar terms and remaining maturities that management believes we could obtain. The fair value of the notes payable is categorized as a Level 2 basis. The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2012 and 2011.

6. Real Estate and Real Estate-Related Investments

        As of December 31, 2012, we consolidated ten real estate assets. The following table presents certain information about our consolidated investments as of December 31, 2012:

Property Name	Location	Date Acquired	Ownership Interest
1875 Lawrence	Denver, CO	October 28, 2008	100%

Holstenplatz	Hamburg, Germany	June 30, 2010	100%

Florida MOB Portfolio(1)	South Florida	October 8, 2010/October 20, 2010(1)	90	%(2)

Courtyard Kauai Coconut Beach Hotel	Kauai, Hawaii	October 20, 2010	80%

Interchange Business Center(3)	San Bernardino, California	November 23, 2010	80%

River Club and the Townhomes at River Club	Athens, Georiga	April 25, 2011	85%

Babcock Self Storage	San Antonio, Texas	August 30, 2011	85%

Lakes of Margate	Margate, Florida	October 19, 2011	92.5%

Arbors Harbor Town	Memphis, Tennessee	December 20, 2011	94%

Alte Jakobstraße	Berlin, Germany	April 5, 2012	99.7%

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

Real Estate Asset Acquisitions

  Alte Jakobstraße

        On April 5, 2012, we acquired Alte Jakobstraße 79-80 ("Alte Jakobstraße"), a multi-tenant office building located in Berlin, Germany, from an unaffiliated third party. The purchase price for Alte Jakobstraße, excluding closing costs, was approximately €8.4 million or approximately $11.1 million based on the exchange rate in effect on April 5, 2012. We funded the purchase price with proceeds from the Follow-On Offering and financing activities. In connection with the acquisition of Alte Jakobstraße, on April 5, 2012, we entered into a loan for €5.9 million or approximately $7.8 million based on the exchange rate in effect on April 5, 2012 (the "AJS Loan") with an unaffiliated third party. The AJS Loan bears interest at a fixed annual rate of approximately 2.3% for three years and must be repaid in the amount of 4% annually of the original loan amount plus interest. The AJS Loan must be repaid in its entirety by December 30, 2015. The AJS Loan is secured by Alte Jakobstraße, including the leases and rents.

        Alte Jakobstraße contributed rental revenue of $0.9 million and a GAAP net income of $0.2 million to our consolidated statements of operations for the period from April 5, 2012 through December 31, 2012. The following unaudited pro forma summary presents consolidated information as if the business combination had occurred on January 1, 2011:

	Pro Forma for the Tweleve Months Ended December 31,
	2012	2011
Revenue	$44,897	$34,514
Net income (loss)	$9,262	$(9,481)
Net income (loss) per share	$0.36	$(0.39)

        These pro forma amounts have been calculated after applying our accounting policies and adjusting the results of Alte Jakobstraße to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to the tangible and intangible assets had been applied from January 1, 2011. Included in the pro forma net income (loss) for both the twelve months ended December 31, 2012 and 2011 is depreciation and amortization expense of $0.5 million.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Real Estate and Real Estate-Related Investments (Continued)

        During the twelve months ended December 31, 2012, we incurred $0.3 million in acquisition expenses excluding fees to Advisor related to the acquisition of Alte Jakobstraße. The following table summarizes the amounts of identified assets acquired at the acquisition date:

Alte Jakobstraße
Land	$2,367
Buildings	8,523
Lease intangibles, net	333
Acquired below-market leases, net	(184)

Total identifiable net assets	$11,039

Real Estate Asset Dispositions

  Palms of Monterrey

        On January 5, 2012, we sold the Palms of Monterrey for a contract sales price of $39.3 million, excluding transaction costs. A portion of the proceeds from the sale was used to fully satisfy the existing indebtedness of $19.7 million associated with the property. The joint venture agreement provided for liquidating distributions based on achieving certain return metrics ("promoted interest"). As a result of the sale, the property reached a defined return threshold which resulted in an allocation of proceeds from the sale which is different from the standard pro-rata allocation percentage. Our joint venture partner earned a promoted interest in the cash flow of the property. The Palms of Monterrey was classified as held for sale on our consolidated balance sheet as of December 31, 2011.

  Parrot's Landing

        On October 31, 2012, we sold Parrot's Landing for a contract sales price of approximately $56.3 million, excluding transaction costs, of which approximately $28.6 million was used to fully satisfy the existing indebtness, resulting in net sales proceeds to us of approximately $19.2 million. The joint venture agreement provided for liquidating distributions based on achieving certain return metrics. As a result of the sale, the property reached a defined return threshold which resulted in an allocation of proceeds from the sale which is different from the standard pro-rata allocation percentage. Our joint venture partner earned a promoted interest in the cash flow of the property. See Note 15 for further information regarding discontinued operations.

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

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Real Estate Loan Receivable

  PAL Loan

        On August 14, 2009, we entered into a loan agreement with an unaffiliated third party borrower to provide up to $25 million of second lien financing for the privatization of, and improvements to, approximately 3,200 hotel lodging units on ten U.S. Army installations. On August 15, 2011, the debtor associated with the PAL Loan exercised its option to prepay the entire balance of the loan. We had no investments in real estate loans receivable as of December 31, 2012 and 2011.

        During the year ended December 31, 2011, we earned $2.9 million in interest income from the PAL Loan. During the year ended December 31, 2010, we earned $5 million in interest income from our real estate loans receivable, including $3.9 million related to the PAL Loan.

8. Notes Payable

        The following table sets forth information on our notes payable as of December 31, 2012 and 2011.

Description	2012	2011	Interest Rate		Maturity Date
1875 Lawrence	$15,500	$21,016	30-day LIBOR + 5.35%	(1)	01/01/16
Interchange Business Center(2)	9,882	19,619	30-day LIBOR + 5%	(1)(3)	12/01/13
Holstenplatz	10,375	10,084	3.887%		04/30/15
Courtyard Kauai at Coconut Beach Hotel	38,000	38,000	30-day LIBOR + .95%	(1)	11/09/15
Florida MOB Portfolio—Palmetto Building	6,077	6,222	4.55%		01/01/16
Florida MOB Portfolio—Victor Farris Building	12,249	12,542	4.55%		01/01/16
Palms of Monterrey	—	19,700	30-day LIBOR + 3.35%
Parrot's Landing	—	29,013	4.23%
Florida MOB Portfolio—Gardens Medical Pavilion	14,385	14,713	4.9%		01/01/18
River Club and the Townhomes at River Club	25,200	25,200	5.26%		05/01/18
Babcock Self Storage	2,225	2,265	5.80%		08/30/18
Lakes of Margate	15,182	15,383	5.49% and 5.92%		01/01/20
Arbors Harbor Town	26,000	26,000	3.985%		01/01/19
Alte Jakobstraße	8,233	—	2.3%		12/30/15

	$183,308	$239,757

(1)
30-day LIBOR was 0.21% at December 31, 2012.

(2)
On October 18, 2012, we sold one of the four industrial buildings at Interchange Business Center to an unaffiliated third party. Based on the loan agreement, the net proceeds from the sale of approximately $7 million were used to satisfy a portion of the existing indebtedness associated with the four buildings.

(3)
The 30-day LIBOR rate is set at a minimum value of 2.5%.

        At December 31, 2012, our notes payable balance was $183.3 million and consisted of the notes payable related to our consolidated properties. Effective December 14, 2012, we entered into a new loan secured by our 1875 Lawrence property. The maturity date of the new loan is January 1, 2016, with one extension option of 12 months subject to certain conditions under the loan. The initial advance under the new loan agreement was $15.5 million and was used to repay the previous loan. The remaining advance of $4.6 million under the loan agreement will be used for capital expenditures,

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Notes Payable (Continued)

tenant improvements, and leasing commission costs for 1875 Lawrence. The three-year loan bears interest at LIBOR plus 5.35% and requires interest-only payments. The loan may be prepaid in whole (but not in part) at any time but the first 15 months includes additional prepayment fees. The loan is nonrecourse except for customary carve-outs and is secured by a first mortgage lien on the assets of 1875 Lawrence. We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the Courtyard Kauai at Coconut Beach Hotel. For the year ended December 31, 2012, we sold two assets and one of the four industrial buildings at Interchange Business Center to an unaffiliated third party and used a portion of the proceeds from the sales to fully satisfy the existing indebtedness of $55.4 million associated with the properties. In addition, we acquired one asset and in connection with the purchase, we entered into a loan agreement with an unaffiliated third party secured by the property.

        We are subject to customary affirmative, negative, and financial covenants and representations, warranties and borrowing conditions, all as set forth in our loan agreements. As of December 31, 2012, we believe we were in compliance with the covenants under our loan agreements.

        The following table summarizes our contractual obligations for principal payments as of December 31, 2012:

Year	Amount Due
2013	$11,614
2014	2,347
2015	57,598
2016	33,971
2017	1,640
Therafter	76,138

Total	$183,308

9. Leasing Activity

        Future minimum base rental payments of our office and industrial properties due to us under non-cancelable leases in effect as of December 31, 2012 for our consolidated properties are as follows:

2013	$15,439
2014	12,078
2015	9,338
2016	6,575
2017	3,737
Thereafter	6,435

Total	$53,602

        The schedule above does not include rental payments due to us from our multifamily, hotel, student housing and self-storage properties, as leases associated with these properties typically are for

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Leasing Activity (Continued)

periods of one year or less. As of December 31, 2012, none of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.

10. Derivative Instruments and Hedging Activities

        We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations. The hedging strategy of entering into interest rate caps and swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.

        In October 2010, we entered into an interest rate cap agreement related to the debt on the Courtyard Kauai Coconut Beach Hotel, and in November 2010, we entered into an interest rate cap agreement related to our debt on Interchange Business Center. In December 2012, we entered into a new interest rate cap agreement related to the debt on 1875 Lawrence.

        Derivative instruments classified as assets were reported at their combined fair values of less than $0.1 million in prepaid expenses and other assets at December 31, 2012 and 2011. During the year ended December 31, 2012 and 2011, we recorded an unrealized gain of less than $0.1 million and an unrealized loss of $0.3 million to OCI in our consolidated statement of equity to adjust the carrying amount of the interest rate caps qualifying as hedges at December 31, 2012 and 2011, respectively.

        The following table summarizes the notional values of our derivative financial instruments. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate, or market risks:

Type/Description	Notional Value	Interest Rate / Strike Rate	Index	Maturity
Cash Flow Hedges
Interest rate cap—Courtyard Kauai Coconut Beach Hotel	$38,000	3.00% - 6.00%	30-day LIBOR	October 15, 2014
Interest rate cap—Interchange Business Center	$5,000	2.50%	30-day LIBOR	December 1, 2013
Interest rate cap—1875 Lawrence	$20,100	2.75%	30-day LIBOR	January 1, 2016

        The table below presents the fair value of our derivative financial instruments, as well as their classification on the consolidated balance sheets as of December 31, 2012 and 2011, respectively.

		Asset Derivatives
	Balance Sheet Location
Derivatives designated as hedging instruments:		2012	2011
Interest rate derivative contracts	Prepaid expenses and other assets	$13	$19

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Derivative Instruments and Hedging Activities (Continued)

        The table below presents the effect of our derivative financial instruments on the consolidated statements of operations for the periods ended December 31, 2012 and 2011.

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)
	Year Ended December 31, 2012	Year Ended December 31, 2011
Interest rate derivative contracts	$21	$(341)

Derivatives in Cash Flow Hedging Relationships
	Amount of Loss Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)
	Year Ended December 31, 2012	Year Ended December 31, 2011
Interest rate derivative contracts	$(27)	$—

11. Commitments and Contingencies

        Our operating leases consist of ground leases on each of eight buildings acquired in connection with the purchase of the Original Florida MOB Portfolio. Each ground lease is for a term of 50 years, with a 25-year extension option. The annual payment for each ground lease increases by 10% every five years. For the year ended December 31, 2012 and 2011, we incurred $0.3 million in lease expense related to our ground leases. Future minimum lease payments for all operating leases from December 31, 2012 are as follows:

2013	$293
2014	293
2015	301
2016	301
2017	301
Therafter	21,227

Total	$22,716

12. Stockholders' Equity

  Capitalization

        As of December 31, 2012, our authorized capital was 350,000,000 shares of common stock, 50,000,000 shares of preferred stock and 1,000 shares of convertible stock. All shares of such stock have a par value of $.0001 per share.

        As of December 31, 2012, we had 26.1 million shares of common stock outstanding, which includes the 22,471 shares issued to Behringer Harvard Holdings. As of December 31, 2012, we had 1,000 shares of convertible stock issued and outstanding to the Advisor. As of December 31, 2012, we had issued

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Stockholders' Equity (Continued)

26.7 million shares of our common stock, including 2.2 million shares through the DRP and redeemed 0.6 million shares of our common stock.

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

        The terms on which we redeem shares may differ between redemptions upon a stockholder's death, "qualifying disability" (as defined in the share redemption program) or confinement to a long-term care facility (collectively, "Exceptional Redemptions") and all other redemptions ("Ordinary Redemptions"). Our board of directors determined to suspend until further notice accepting Ordinary Redemptions effective April 1, 2012. Under our share redemption program in effect, the purchase price for shares redeemed under the redemption pursuant to an Exceptional Redemption request is set forth below.

        In the case of Exceptional Redemptions, prior to the first valuation conducted by the board of directors, or a committee thereof (the "Initial Board Valuation"), the purchase price per share for the redeemed shares will equal 90% of the difference of (a) average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) (the "Original

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Stockholders' Equity (Continued)

Share Price") less (b) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by the board of directors (the "Special Distributions"), distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed Shares.

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

        Any shares approved for redemption will be redeemed on a periodic basis as determined from time to time by our board of directors, and no less frequently than annually. We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. In addition, the cash available for redemption in any quarterly period will generally be limited to no more than $250,000, and in no event more than $1,000,000 in any twelve-month period. The redemption limitations apply to all redemptions, whether Ordinary or Exceptional Redemptions.

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

12. Stockholders' Equity (Continued)

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

        For the year ended December 31, 2012, total distribution paid to stockholders, were $17.3 million including DRP consisting of the special cash distribution of $13 million and the regular distribution of $4.3 million. Cash flow provided by operations for the year ended December 31, 2011, which includes a portion of the distribution of proceeds related to the sale of Inland Empire Distribution Center, covered a portion of the payment of our cash distributions to stockholders for the period. For the year ended December 31, 2010, both cash distributions and the operating shortfalls were funded from financing activities including proceeds from the Initial Offering and borrowings. Future distributions declared and paid may exceed cash flow from operating activities until such time as we invest in additional real estate or real estate-related assets at favorable yields and our investments reach stabilization.

        Distributions declared per share assume the share was issued and outstanding each day during the period. Beginning June 2009 through March 2012, the declared daily regular distribution rate was $0.0013699 per share of common stock, which was equivalent to an annualized distribution rate of 5.0% assuming the share was purchased for $10.00.

13. Related Party Transactions

        The Advisor and certain of its affiliates receive fees and compensation in connection with the acquisition, management, and sale of our assets.

        Pursuant to a Dealer Manager Agreement, we engaged Behringer Securities LP ("Behringer Securities") to act as our dealer manager in connection with the Offerings. The Follow-On Offering terminated as to the primary portion on March 15, 2012 and we terminated the DRP portion of the Follow-On Offering effective April 3, 2012.

        Behringer Securities received commissions of up to 7% of gross primary offering proceeds. Behringer Securities reallowed 100% of selling commissions earned to participating broker-dealers. In addition, we paid Behringer Securities a dealer manager fee of up to 2.5% of gross offering proceeds. Pursuant to separately negotiated agreements, Behringer Securities reallowed a portion of its dealer manager fee in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in the Offerings; provided, however, that Behringer Securities reallowed, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts and no more than 0.5% of gross offering proceeds for out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties. Further, in special cases pursuant to separately negotiated agreements and subject to applicable limitations imposed by the Financial Industry Regulatory Authority, Behringer Securities used a portion of its dealer manager fee to reimburse certain broker-dealers participating in the Offerings for technology costs and expenses associated with the Offerings and costs and expenses associated with the facilitation of the marketing and ownership of our shares by such broker-dealers' customers. No selling commissions, dealer manager fees or organization and offering expenses were

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Related Party Transactions (Continued)

paid for sales under the DRP. For the year ended December 31, 2012, Behringer Securities earned selling commissions and dealer manager fees of $0.4 million and $0.2 million, respectively, which were recorded as a reduction to additional paid-in capital. For the year ended December 31, 2011, Behringer Securities earned selling commissions and dealer manager fees of $1.6 million and $0.6 million, respectively, which were recorded as a reduction to additional paid-in capital.

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

        The Advisor is required to reimburse us to the extent that the total amount spent on organization and offering expenses (other than selling commissions and the dealer manager fee) in the Offerings exceeds 1.5% of the gross proceeds raised in the primary component of the Offerings. Based on the gross proceeds from our Offerings, we have recorded a receivable from the Advisor for approximately $3.8 million of organization and offering expenses that were previously reimbursed to the Advisor. The receivable of $3.8 million is presented net of other payables of $0.5 million to the Advisor on our consolidated balance sheet. We received payment of $3.8 million from the Advisor for this receivable in March 2013.

        Since our inception through December 31, 2012, approximately $16.4 million of organization and offering expenses was incurred by the Advisor or its affiliates on our behalf. Of this amount, $7.5 million has been reimbursed by us. As of December 31, 2012, we had no amounts payable to the Advisor for organization and offering expenses.

        The Advisor or its affiliates will also receive acquisition and advisory fees of 2.5% of the amount paid and/or in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets. The Advisor and its affiliates will also receive acquisition and advisory fees of 2.5% of the funds advanced in respect of a loan investment. For the years ended December 31, 2012, 2011 and 2010, we incurred $0.5 million, $2.3 million, and $4.7 million of acquisition and advisory fees, respectively.

        The Advisor or its affiliates also receive an acquisition expense reimbursement in the amount of 0.25% of (i) the funds paid for purchasing an asset, including any debt attributable to the asset, (ii) the funds budgeted for development, construction, or improvement in the case of assets that we acquire and intend to develop, construct, or improve and (iii) the funds advanced in respect of a loan investment. In addition, to the extent the Advisor or its affiliates directly provide services formerly provided or usually provided by third parties, including, without limitation, accounting services related to the preparation of audits required by the SEC, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a completed investment, the direct employee costs and burden to the Advisor of providing these services will be acquisition expenses for which we will reimburse the Advisor. We also pay third parties, or reimburse the Advisor or its affiliates, for any investment-related

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Related Party Transactions (Continued)

expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder's fees, title insurance, premium expenses, and other closing costs. In addition, acquisition expenses for which we will reimburse the Advisor, include any payments made to (i) a prospective seller of an asset, (ii) an agent of a prospective seller of an asset, or (iii) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset. Except as described above with respect to services customarily or previously provided by third parties, the Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent that they are dedicated to making investments for us, such as wages and benefits of the investment personnel. The Advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the Advisor or its affiliates incur that are due to third parties or related to the additional services provided by the Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. For the years ended December 31, 2012, 2011 and 2010, we incurred less than $0.1 million, $0.2 million, and $0.5 million, respectively, of acquisition expense reimbursements.

        We pay the Advisor or its affiliates a debt financing fee of 1% of the amount available under any loan or line of credit made available to us. It is anticipated that the Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. We incurred debt financing fees of $0.3 million, $0.6 million and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        We pay the Advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties. We incurred no such fees for the years ended December 31, 2012, 2011 or 2010.

        We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity II Management Services, LLC ("BHO II Management"), or its affiliates, fees for the management, leasing, and construction supervision of our properties. Property management fees are 4.5% of the gross revenues of the properties managed by BHO II Management or its affiliates plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property. In the event that we contract directly with a third-party property manager in respect of a property, BHO II Management or its affiliates receives an oversight fee equal to 0.5% of the gross revenues of the property managed. In no event will BHO II Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property. In the event we own a property through a joint venture that does not pay BHO II Management directly for its services, we will pay BHO II Management a management fee or oversight fee, as applicable, based only on our economic interest in the property. We incurred and expensed property management fees or oversight fees to BHO II Management of approximately $1.2 million, $0.3 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Related Party Transactions (Continued)

        We pay the Advisor or its affiliates a monthly asset management fee of one-twelfth of 1.0% of the sum of the higher of the cost or value of each asset. For the years ended December 31, 2012, 2011 and 2011, we expensed $3 million, $2.9 million, and $1.3 million, respectively, of asset management fees.

        We reimburse the Advisor or its affiliates for all expenses paid or incurred by the Advisor in connection with the services provided to us, subject to the limitation that we will not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2% of our average invested assets, or (B) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period. Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the years ended December 31, 2012, 2011 and 2010, we incurred and expensed such costs for administrative services totaling $1.6 million, $1.1 million, and $0.9 million, respectively.

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

        On November 1, 2012, we, through a wholly-owned subsidiary of our operating partnership, entered into a lease agreement with Behringer Harvard Europe Real Estate GmbH, to lease approximately 380 rentable square meters at Holstenplatz. The lease commenced on November 1, 2012 for a 14-month term with two options to extend the lease for an additional one-year terms. The annualized rent is approximately $80,000. Our management and board of directors determined that the lease was fair and reasonable to us. In addition, Michael Cohen's wife is trustee or beneficiary of several trusts that in the aggregate own a 15.3% interest in Behringer Harvard Holdings.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Supplemental Cash Flow Information

        Supplemental cash flow information is summarized below for the years ended December 31, 2012, 2011 and 2010.

	Twelve Months ended December 31,
	2012	2011	2010
Interest paid	$13,049	$9,175	$2,200
Non-cash investing activities:
Conversion of loan to equity investment	$—	$—	$27,091
Capital expenditures for real estate in accounts payable	$17	$2,083	$—
Capital expenditures for real estate in accrued liabilities	$864	$124	$234
Receivable from sale of property in unconsolidated joint venture	$—	$109	$52
Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$2,790	$7,948	$6,436
Accrued dividends payable	$—	$1,069	$940
Offering costs payable to related parties	$—	$—	$18
Offering costs receivable from related parties	$—	$3,841	$—
Mortgage note assumed in purchase of real estate	$—	$15,401	$38,000

15. Discontinued Operations and Real Estate Held for Sale

        On December 22, 2011, we sold Archibald Business Center for a contract price of $15 million. On January 5, 2012, we sold the Palms of Monterrey for a contract sales price of $39.3 million. Archibald Business Center and the Palms of Monterrey were classified as held for sale on our consolidated balance sheet at December 31, 2011. On October 18, 2012, we sold one of the four industrial buildings at Interchange Business Center for a contract sales price of approximately $7.5 million, excluding transaction costs. The building sold had been vacant since the initial date of acquisition. On October 31, 2012, we sold Parrot's Landing for a contract sales price of $56.3 million.

        Noncontrolling interest represents the noncontrolling ownership interest's proportionate share of the equity in our consolidated real estate investments. Income and losses are allocated to noncontrolling interest holders based generally on their ownership percentage. In certain instances, our joint venture agreement provides for liquidating distributions based on achieving certain return metrics. If a property reaches a defined return threshold, then it will result in distributions to noncontrolling interest which is different from the standard pro-rata allocation percentage.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Discontinued Operations and Real Estate Held for Sale (Continued)

        We have classified the results of operations for the properties discussed above into discontinued operations in the accompanying consolidated statements of operations.

	Years ended December 31,
	2012	2011	2010
Rental revenue	$5,783	$12,100	$4,784
Expenses
Property operating expenses	2,115	3,961	2,055
Interest expense	4,572	3,266	983
Real estate taxes	933	1,504	528
Property management fees	220	372	130
Asset management fees	55	87	33
Acquisition expense	—	—	1,569
Depreciation and amortization	1,261	4,082	3,117

Total expenses	9,156	13,272	8,415
Interest income, net	1	—	—
Bargain purchase gain	—	—	5,492
Loss on early extinguishment of debt(1)	(1,905)	(1,005)	—
Gain on sale of real estate property	29,358	5,674	—

Income (loss) from discontinued operations	$24,081	$3,497	$1,861

(1)
Loss on early extinguishment of debt for the year ended December 31, 2012 and 2011 was approximately $1.9 million and $1 million, respectively and was comprised of the write-off of deferred financing fees of $1 million and $0.3 million and an early termination fee of $0.9 million and $0.7 million, respectively.

        The major classes of assets and liabilities associated with the real estate held for sale are as follows (in thousands):

December 31, 2011
Land and improvements, net	$6,316
Building and improvements, net	22,294
Furniture, fixtures and equipment, net	810

Assets associated with real estate held for sale	$29,420

Obligations associated with real estate held for sale	$37

Behringer Harvard Opportunity REIT II, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Quarterly Results (Unaudited)

        Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2012 and 2011.

	2012 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$10,661	$10,845	$11,481	$11,603
Loss from continuing operations	$(3,908)	$(4,532)	$(3,336)	$(3,078)
Income (loss) from discontinued operations, including gain on disposition	8,030	(214)	(57)	16,322
Add: Net (income)/loss attributable to the noncontrolling interest	(429)	386	292	(7,811)

Net income (loss) attributable to common shareholders	$3,693	$(4,360)	$(3,101)	$5,433
Basic and diluted weighted average shares outstanding	25,728	26,089	26,069	25,987
Basic and diluted income (loss) per share	$0.14	$(0.17)	$(0.12)	$0.21

	2011 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$7,740	$8,499	$8,641	$8,625
Income (loss) from continuing operations	$(2,529)	$(3,763)	$353	$(6,191)
Income (loss) from discontinued operations	(907)	26	(73)	4,451
Add: Net (income)/loss attributable to the noncontrolling interest	469	466	416	(469)

Net income (loss) attributable to common shareholders	$(2,967)	$(3,271)	$696	$(2,209)
Basic and diluted weighted average shares outstanding	22,824	23,868	24,508	24,928
Basic and diluted income (loss) per share	$(0.13)	$(0.14)	$0.03	(0.09)

17. Subsequent Event

        We have reviewed subsequent events through March 27, 2013 and noted no subsequent events that would require an adjustment to the consolidated financial statements or additional disclosures, other than the ones disclosed herein.

        We acquired a 95% interest in Wimberly at Deerwood, a 322-unit multifamily community in Jacksonville, Florida on February 19, 2013 from an unaffiliated third party. The contract purchase price for the property was approximately $35.6 million. In connection with the purchase, we entered into a loan for approximately $26.7 million.

        On February 19, 2013, we signed an agreement to sell the three remaining buildings at Interchange Business Center to an unaffiliated third party. The transaction is expected to close in the first half of 2013.

*****

Behringer Harvard Opportunity REIT II, Inc.
Valuation and Qualifying Accounts and Reserves
Schedule II
December 31, 2012, 2011 and 2010

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
As of December 31, 2012
Allowance for doubtful accounts	$29	$391	$—	$376	$44
As of December 31, 2011
Allowance for doubtful accounts	$22	$7	$—	$—	$29
As of December 31, 2010
Allowance for doubtful accounts	$22	$22	$—	$22	$22

Behringer Harvard Opportunity REIT II, Inc.
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2012
(in thousands)

			Initial cost
Property Name(5)	Location	Encumbrances	Land and improvements		Building and improvements		Cost capitalized subsequent to acquisition	Gross amount carried at close of period	Accumulated depreciation		Year of construction	Date acquired		Depreciable life
1875 Lawrence	Denver, Colorado	$15,500	$9,000		$26,102		$2,692	$37,794	$5,005		1982	10/28/2008			(1)
Holstenplatz	Hamburg, Germany	10,375	2,867	(3)	9,363	(3)	721	12,951	1,009	(3)	1998	6/30/2010			(1)
Florida MOB Portfolio	South Florida	32,711	12,404		51,727		6,730	70,861	5,821		1968-1995	10/8/2010	(4)		(1)
Courtyard Kauai Coconut Beach Hotel	Kauai, Hawaii	38,000	11,801		20,948		9,951	42,700	1,853		1977	10/20/2010			(2)
Interchange Business Center(5)	San Bernardino, California	9,882	13,771		10,690		372	24,833	1,749		2007	11/23/2010			(1)
River Club and the Townhomes at River Club	Athens, Georgia	25,200	6,639		24,789		1,421	32,849	2,138		1996 & 1989	4/25/2011			(1)
Babcock Self Storage	San Antonio, Texas	2,225	1,047		2,453		56	3,556	151		2000	8/30/2011			(1)
Lakes of Margate	Margate, Florida	15,182	9,776		13,061		2,198	25,035	793		1987	10/19/2011			(1)
Arbors Harbor Town	Memphis, Tennessee	26,000	5,413		24,713		2,286	32,412	1,145		1991	12/20/2011			(1)
Alte Jakobstraße	Berlin, Germany	8,233	2,367	(3)	8,523	(3)	173	11,063	257	(3)	1997	4/5/2012			(1)

Totals		$183,308	$75,085		$192,369		$26,600	$294,054	$19,921

(1)
Buildings are 25 years

(2)
Hotels are 39 years

(3)
Includes gain/(loss) on currency translation.

(4)
Eight of the nine buildings in the Florida MOB Portfolio were acquired on October 8, 2010. Gardens Medical Pavilion, the ninth building, was acquired on October 20, 2010.

(5)
On October 18, 2012, we sold one of the four industrial buildings at Interchange Business Center to an unaffiliated third party.

        A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	2012	2011	2010
Real Estate:
Balance at beginning of period	$317,395	$254,819	$35,548
Acquisitions	10,890	87,890	216,781
Improvements(1)	12,365	14,054	2,490
Disposals/written-off	—	(29,966)	—
Reclassification(2)	(1,406)	(317)
Cost of real estate sold	(45,190)	(9,085)	—

Balance at end of the period(3)	$294,054	$317,395	$254,819

Accumulated depreciation:
Balance at beginning of period	$11,489	$4,171	$1,234
Depreciation expense	11,227	9,232	2,937
Disposals/written-off	(2,795)	(1,914)	—

Balance at end of the period(3)	$19,921	$11,489	$4,171

(1)
For the year ending December 31, 2012, 2011 and 2010, includes foreign currency translation gain (loss) of $0.3 million, ($0.3) million and $1 million, respectively

(2)
For the year ending December 31, 2012 and 2011, includes $1.4 million and $0.3 million, respectively, of reclassification from improvements to furniture, fixtures and equipment

(3)
For year ending December 31, 2011, excludes Palms of Monterrey (classified as held for sale on our consolidated balance sheet)

EXHIBIT INDEX

Exhibit No.		Description
3.1		Third Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to Form 10-Q filed on November 14, 2012
3.2		Second Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Form 10-Q filed on November 14, 2012
4.1	*
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates)
10.1
Real Estate Purchase and Sale Agreement between Dedicated (Parrots Landing) LP, as buyer, and 7900 Hampton Blvd, LLC as seller, dated August 24, 2012 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 14, 2012)
10.2
First Amendment to Real Estate Purchase and Sale Agreement between Dedicated (Parrots Landing) LP, as buyer, and 7900 Hampton Blvd, LLC as seller, dated August 24, 2012 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 14, 2012)
21.1	*	List of Subsidiaries
31.1	*	Rule 13a-14(a)/15d-14(a) Certification
31.2	*	Rule 13a-14(a)/15d-14(a) Certification
32.1	*	Section 1350 Certifications**
99.1		Second Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 4.4 to Form 10-K filed March 28, 2012)
101	*
The following financial statements from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 27, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.***

*
Filed or furnished herewith.

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