Form 10-Q
period 2013-03-31
Behringer Harvard Opportunity REIT II, Inc.
filed 2013-05-13
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, Behringer Harvard Opportunity REIT II, Inc. had 26,040,582 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

FORM 10-Q

Quarter Ended March 31, 2013

PART I

FINANCIAL INFORMATION

Item 1.                   Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares)

(unaudited)

	March 31,	December 31,
	2013	2012
Assets
Real estate
Land and improvements, net	$65,531	$73,380
Buildings and improvements, net	217,237	199,915
Real estate under development	6	838
Total real estate	282,774	274,133

Assets associated with real estate held for sale	24,520	—
Cash and cash equivalents	69,427	77,752
Restricted cash	3,841	3,491
Accounts receivable, net	3,063	3,008
Receivable from related party	—	3,269
Prepaid expenses and other assets	1,469	1,781
Furniture, fixtures and equipment, net	7,816	6,864
Acquisition deposits	609	—
Deferred financing fees, net	3,609	3,398
Lease intangibles, net	5,304	5,370
Total assets	$402,432	$379,066

Liabilities and Equity
Notes payable	$199,156	$183,308
Accounts payable	1,489	1,777
Payables to related parties	568	—
Acquired below-market leases, net	805	904
Accrued and other liabilities	6,957	6,544
Obligations associated with real estate held for sale	11,322	—
Total liabilities	220,297	192,533

Commitments and contingencies

Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 26,040,582 and 26,060,612 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	3	3
Additional paid-in capital	233,112	233,283
Accumulated distributions and net loss	(62,581)	(58,249)
Accumulated other comprehensive income	(197)	126
Total Behringer Harvard Opportunity REIT II, Inc. equity	170,337	175,163
Noncontrolling interest	11,798	11,370
Total equity	182,135	186,533
Total liabilities and equity	$402,432	$379,066

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2013	2012

Revenues
Rental revenue	$8,665	$7,924
Hotel revenue	3,617	2,475

Total revenues	12,282	10,399

Expenses:
Property operating expenses	5,815	5,261
Interest expense	2,044	1,878
Real estate taxes	1,189	1,052
Property management fees	446	380
Asset management fees	681	770
General and administrative	801	624
Acquisition expense	1,871	—
Depreciation and amortization	3,684	3,773
Total expenses	16,531	13,738

Interest income, net	32	31
Other income (expense)	(11)	30

Loss from continuing operations	(4,228)	(3,278)

Income (loss) from discontinued operations, including gains on disposition	(285)	7,400

Net income (loss)	(4,513)	4,122

Noncontrolling interest in continuing operations	124	244
Noncontrolling interest in discontinued operations	57	(673)
Net (income) loss attributable to the noncontrolling interest	181	(429)

Net income (loss) attributable to the Company	$(4,332)	$3,693

Amounts attributable to the Company
Continuing operations	$(4,104)	$(3,034)
Discontinued operations	(228)	6,727
Net income (loss) attributable to the Company	$(4,332)	$3,693

Weighted average shares outstanding:
Basic and diluted	26,054	25,728

Net income (loss) per share
Continuing operations	$(0.16)	$(0.12)
Discontinued operations	(0.01)	0.26
Basic and diluted income (loss) per share	$(0.17)	$0.14

Comprehensive income (loss):
Net income (loss)	$(4,513)	$4,122
Other comprehensive income (loss):
Reclassification of unrealized loss on interest rate derivatives to net income	32	—
Unrealized loss on interest rate derivatives	—	(1)
Foreign currency translation gain (loss)	(352)	97
Total other comprehensive income (loss)	(320)	96
Comprehensive income (loss)	(4,833)	4,218
Comprehensive (income) loss attributable to noncontrolling interest	178	(429)
Comprehensive income (loss) attributable to common shareholders	$(4,655)	$3,789

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Condensed Consolidated Statements of  Equity

(unaudited)

(in thousands)

							Accumulated
	Convertible Stock		Common Stock		Additional	Accumulated	Other
	Number	Par	Number	Par	Paid-in	Distributions and	Comprehensive	Noncontrolling	Total
	of Shares	Value	of Shares	Value	Capital	Net (Loss)	Income (loss)	Interest	Equity
Balance at January 1, 2012	1	$—	25,267	$3	$225,968	$(43,657)	$83	$14,607	$197,004

Net income						3,693		429	4,122
Issuance of common stock, net			835	—	7,654				7,654
Redemption of common stock			(80)		(725)				(725)
Distributions declared on common stock						(16,257)			(16,257)
Contributions from noncontrolling interest								1,209	1,209
Distributions to noncontrolling interest								(6,687)	(6,687)
Other comprehensive income (loss):
Unrealized losses on interest rate derivatives							(1)	—	(1)
Foreign currency translation gain							97		97
Balance at March 31, 2012	1	—	26,022	3	232,897	(56,221)	179	9,558	$186,416

Balance at January 1, 2013	1	$—	26,060	$3	$233,283	$(58,249)	$126	$11,370	$186,533

Net loss						(4,332)		(181)	(4,513)
Redemption of common stock			(20)		(171)				(171)
Contributions from noncontrolling interest								663	663
Distributions to noncontrolling interest								(57)	(57)
Other comprehensive income (loss):
Reclassification of unrealized loss on interest rate derivatives to net income							29	3	32
Foreign currency translation loss							(352)		(352)
Balance at March 31, 2013	1	$—	26,040	$3	$233,112	$(62,581)	$(197)	$11,798	$182,135

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(4,513)	$4,122
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	3,913	4,382
Amortization of deferred financing fees	256	253
Gain on sale of discontinued operations	—	(9,264)
Loss on early extinguishment of debt	—	1,236
Loss on derivatives	71	—
Change in operating assets and liabilities:
Accounts receivable	(278)	(104)
Interest receivable-real estate loan receivable	—	—
Prepaid expenses and other assets	92	(328)
Accounts payable	(249)	(2,219)
Accrued and other liabilities	379	1,166
Payables to related parties	5	28
Addition of lease intangibles	(501)	(103)
Cash used in operating activities	(825)	(831)

Cash flows from investing activities:
Acquisition deposits	(290)	—
Purchases of real estate	(35,337)	—
Proceeds from sale of discontinued operations	—	38,684
Additions of property and equipment	(2,827)	(1,839)
Change in restricted cash	(152)	(337)
Cash provided by (used in) investing activities	(38,606)	36,508

Cash flows from financing activities:
Financing costs	(471)	(788)
Proceeds from notes payable	28,089	25
Payments on notes payable	(393)	(20,188)
Purchase of interest rate derivatives	(133)	—
Payment of loan deposits	(60)	—
Issuance of common stock	—	6,141
Redemptions of common stock	(171)	(725)
Offering costs receivable from related party	3,832	(553)
Distributions	—	(1,100)
Contributions from noncontrolling interest holders	663	1,209
Distributions to noncontrolling interest holders	(57)	(6,687)
Cash provided by (used in) financing activities	31,299	(22,666)

Effect of exchange rate changes on cash and cash equivalents	(193)	28
Net change in cash and cash equivalents	(8,325)	13,039
Cash and cash equivalents at beginning of period	77,752	80,130
Cash and cash equivalents at end of period	$69,427	$93,169

See Notes to Unaudited Condensed Consolidated Financial Statements.

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

We acquire and operate commercial real estate and real estate-related assets.  In particular, we focus generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  In addition, our current opportunistic investment strategy also includes investments in real estate-related assets that present opportunities for higher current income.  Such investments may have capital gain characteristics, whether as a result of a discount purchase or related equity participations.  We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties.  These properties may be existing, income-producing properties, newly constructed properties, or properties under development or construction.  They may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multi-tenant use.  We may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  Further, we also may originate or invest in collateralized mortgage-backed securities and mortgage, bridge or mezzanine loans, or in entities that make investments similar to the foregoing.  We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions.  As of March 31, 2013, we had 11 real estate investments, all of which were consolidated into our condensed consolidated financial statements, including the remaining three buildings at Interchange Business Center classified as held for sale.

Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware (“Behringer Harvard Opportunity OP II”).  As of March 31, 2013, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, was the sole general partner of Behringer Harvard Opportunity OP II and owned a 0.1% partnership interest in Behringer Harvard Opportunity OP II.  As of March 31, 2013, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of Behringer Harvard Opportunity OP II and owned the remaining 99.9% interest in Behringer Harvard Opportunity OP II.

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

As of March 31, 2013, we had issued 26.7 million shares of our common stock, including 22,471 shares owned by Behringer Harvard Holdings and 2.2 million shares issued through the distribution reinvestment plan (the “DRP”).  As of March 31, 2013, we had redeemed 0.7 million shares of our common stock and had 26.0 million shares of common stock outstanding.  As of March 31, 2013, we had 1,000 shares of convertible stock issued and outstanding to the Advisor.

Our common stock is not currently listed on a national securities exchange.  Depending upon then prevailing market conditions, it is our intention to consider beginning the process of liquidating our assets and distributing the net proceeds to our stockholders within three to six years after the termination of our initial public offering of common stock.  If we do not begin an orderly liquidation within that period, we may seek to have our shares listed on a national securities exchange.

2.                                      Interim Unaudited Financial Information

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 28, 2013.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheet as of March 31, 2013, the condensed consolidated statements of

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

operations and comprehensive income (loss), changes in equity, and cash flows for the three months ended March 31, 2013 and 2012 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our condensed consolidated financial position as of March 31, 2013 and December 31, 2012 and our condensed consolidated results of operations and cash flows for the periods ended March 31, 2013 and 2012.  Such adjustments are of a normal recurring nature.

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

Anticipated amortization expense associated with the acquired lease intangibles for each of the following five years excluding properties classified as discontinued operations as of March 31, 2013 is as follows:

Year	Lease / Other Intangibles
April 1, 2013 - December 31, 2013	$1,418
2014	709
2015	380
2016	244
2017	195

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

				Acquired
	Buildings and	Land and	Lease	Below-Market
March 31, 2013	Improvements	Improvements	Intangibles	Leases
Cost	$236,087	$67,467	$14,168	$(2,173)
Less: depreciation and amortization	(18,850)	(1,936)	(8,864)	1,368

Net (1)	$217,237	$65,531	$5,304	$(805)

				Acquired
	Buildings and	Land and	Lease	Below-Market
December 31, 2012	Improvements	Improvements	Intangibles	Leases
Cost	$217,343	$75,873	$14,041	$(2,196)
Less: depreciation and amortization	(17,428)	(2,493)	(8,671)	1,292

Net	$199,915	$73,380	$5,370	$(904)

(1)         Excludes the remaining three industrial buildings at Interchange Business Center, which were sold on April 12, 2013 (classified as held for sale as of March 31, 2013).

Real Estate Held for Sale

We classify properties as held for sale when certain criteria are met, in accordance with GAAP.  At that time we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property.  Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell.  As of March 31, 2013, the remaining three industrial buildings at Interchange Business Center were classified as held for sale and a sale of the property was completed on April 12, 2013.

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

We believe the carrying value of our operating real estate is currently recoverable.  Accordingly, there were no impairment charges for the three months ended March 31, 2013 or 2012.  However, if market conditions worsen beyond our current expectations, or if changes in our strategy significantly affect any key assumptions used in our fair value calculations,

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Straight-line rental revenue of $0.2 million and $0.1 million was recognized in rental revenues for the three months ended March 31, 2013 and 2012, respectively, and includes amounts recognized in discontinued operations.  Net below market lease amortization of less than $0.1 million was recognized in rental revenues for the three months ended March 31, 2013 and 2012 and includes amounts recognized in discontinued operations.

Hotel revenue is derived from the operations of the Courtyard Kauai at Coconut Beach Hotel, consisting of guest room, food and beverage, and other revenue, and is recognized as the services are rendered.

Accounts Receivable

Accounts receivable primarily consist of receivables related to our consolidated properties of $3.2 million which includes straight-line rental revenue receivables of $1.4 million as of March 31, 2013.  Accounts receivable primarily consisted of receivables related to our consolidated properties of $2.8 million which includes straight-line rental revenue receivables of $1.2 million as of December 31, 2012.

Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment are recorded at cost and are depreciated according to the company’s capitalization policy which uses the straight-line method over their estimated useful lives of five to seven years.  Maintenance and repairs are charged to operations as incurred.  Accumulated depreciation associated with our furniture, fixtures, and equipment was $2.7 million and $2.3 million as of March 31, 2013 and December 31, 2012, respectively.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized to interest expense of our notes payable using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $1.6 million and $1.4 million as of March 31, 2013 and December 31, 2012, respectively.

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

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Foreign Currency Translation

For our international investment where the functional currency is other than the U.S. dollar, assets and liabilities are translated using period-end exchange rates, while the statement of operations amounts are translated using the average exchange rates for the respective period.  Gains and losses resulting from the change in exchange rates from period to period are reported separately as a component of other comprehensive income (loss) (“OCI”).  Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations and comprehensive income (loss).

The Euro is the functional currency for the operations of Holstenplatz and Alte Jakobstraße.  We also maintain a Euro-denominated bank account that is translated into U.S. dollars at the current exchange rate at each reporting period.  For the three months ended March 31, 2013, the foreign currency translation adjustment was a loss of $0.4 million.  For the three months ended March 31, 2012, the foreign currency translation adjustment was a gain of $0.1 million.

Concentration of Credit Risk

At March 31, 2013 and December 31, 2012, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Noncontrolling Interest

Noncontrolling interest represents the noncontrolling ownership interest’s proportionate share of the equity in our consolidated real estate investments.  Income and losses are allocated to noncontrolling interest holders based generally on their ownership percentage.  In certain instances, our joint venture agreement provides for liquidating distributions based on achieving certain return metrics (“promoted interest”).  If a property reaches a defined return threshold, then it will result in distributions to noncontrolling interest which is different from the standard pro-rata allocation percentage.

Earnings per Share

Net income (loss) per share is calculated based on the weighted average number of common shares outstanding during each period.  The weighted average shares outstanding used to calculate both basic and diluted income (loss) per share were the same for each of the three months ended March 31, 2013 and 2012, as there were no potentially dilutive securities outstanding.

Subsequent Events

We have evaluated subsequent events for recognition or disclosure in our condensed consolidated financial statements and noted no subsequent events that would require adjustment to the condensed consolidated financial statements or additional disclosure.

4.                                      New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The update clarifies how to report the effect of significant reclassifications out of accumulated other comprehensive income.  ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 and is to be applied prospectively.  Our adoption of this ASU in the first quarter of 2013 did not materially change the presentation of our consolidated condensed financial statements.

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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

March 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$106	$—	$106

December 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$13	$—	$13

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

As of March 31, 2013 and December 31, 2012, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, other liabilities and payables/receivables from related parties were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.  The notes payable, including the loan classified as obligations associated with real estate held for sale at March 31, 2013 secured by the three remaining industrial buildings at Interchange Business Center, totaling $210.4 million and $183.3 million as of March 31, 2013 and December 31, 2012, respectively, have a fair value of approximately $207.2 million and $179.4 million as of March 31, 2013 and December 31, 2012, respectively, based upon interest rates for debt with similar terms and remaining maturities that management believes we could obtain.  The fair value of the notes payable is categorized as a Level 2 basis.  The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities.  The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.  Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2013 and December 31, 2012.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.                                      Real Estate and Real Estate-Related Investments

As of March 31, 2013, we consolidated 11 real estate investments, including one investment classified as held for sale on our condensed consolidated balance sheet.  The following table presents certain information about our consolidated investments as of March 31, 2013:

Property Name		Location	Date Acquired	Ownership Interest
1875 Lawrence		Denver, CO	October 28, 2008	100%
Holstenplatz		Hamburg, Germany	June 30, 2010	100%
Florida MOB Portfolio	(1)	South Florida	October 8, 2010/October 20, 2010	90%
Courtyard Kauai Coconut Beach Hotel		Kauai, Hawaii	October 20, 2010	80%
Interchange Business Center	(2)	San Bernardino, California	November 23, 2010	80%
River Club and the Townhomes at River Club		Athens, Georiga	April 25, 2011	85%
Babcock Self Storage		San Antonio, Texas	August 30, 2011	85%
Lakes of Margate		Margate, Florida	October 19, 2011	92.5%
Arbors Harbor Town		Memphis, Tennessee	December 20, 2011	94%
Alte Jakobstraße		Berlin, Germany	April 5, 2012	99.7%
Wimberly at Deerwood		Jacksonville, Florida	February 19, 2013	95%

(1) We acquired a portfolio of eight medical office buildings, known as the Original Florida MOB Portfolio on October 8, 2010.  We acquired a medical office building known as Gardens Medical Pavilion on October 20, 2010.  Collectively, the Original Florida MOB Portfolio and Gardens Medical Pavilion are referred to as the Florida MOB Portfolio.  The Florida MOB Portfolio consists of nine Medical Office Buildings.  We own 90% of each of eight of the buildings. We own 90% of a 90% joint venture interest in the ninth building, Gardens Medical Pavilion.

(2) On October 18, 2012, we sold one of the four industrial buildings at Interchange Business Center.  On April 12, 2013, we sold the remaining three buildings.  The three buildings are classified as held for sale on our condensed consolidated balance sheet as of March 31, 2013.

Real Estate Asset Acquisitions

Wimberly at Deerwood

On February 19, 2013, we acquired Wimberly at Deerwood (“Wimberly”), a 322-unit multifamily community in Jacksonville, Florida, from an unaffiliated third party.  The purchase price for Wimberly, excluding closing costs, was approximately $35.6 million.  In connection with the acquisition of Wimberly, on February 19, 2013, we entered into a loan for approximately $26.7 million with an unaffiliated third party.   The loan bears interest at a variable annual rate of approximately 2.28% plus 30-day LIBOR and requires interest-only payments for the first 24 months.  The loan may not be prepaid in whole or in part during the first year.  After the first year, the loan may be prepaid in whole (but not in part) with payment of prepayment fees.  The loan must be repaid in its entirety by March 2023.

Wimberly contributed rental revenue of $0.4 million and a GAAP net loss of $1.2 million to our condensed consolidated statements of operations for the period from February 19, 2013 through March 31, 2013. During the three months ended March 31, 2013, we incurred $0.8 million in unaffiliated third party acquisition expenses related to the acquisition of Wimberly. The following unaudited pro forma summary presents consolidated information as if the business combination had occurred on January 1, 2012:

	Pro Forma for the Three Months Ended March 31,
	2013	2012
Revenue	$12,852	$11,360
Net income (loss)	$(4,698)	$898
Net income (loss) per share	$(0.18)	$0.03

These pro forma amounts have been calculated after applying our accounting policies and adjusting the results of Wimberly to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to the tangible and intangible assets had been applied from January 1, 2012.  Included in the pro forma net income (loss) for the three months ended March 31, 2013 and 2012 is depreciation and amortization expense of $0.4 million and $1 million, respectively.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the amounts of identified assets acquired at the acquisition date:

Wimberly
Building	$28,089
Land	4,540
Furniture, fixtures and equipment	1,204
Lease intangibles, net	815
Land improvements	533
Signage, landscaping and misc. site improvements	400
Total identifiable net assets	$35,581

We are in the process of finalizing our acquisition allocations, which are subject to change until the information is finalized, which will be no later than twelve months from the acquisition date.

Real Estate Asset Dispositions

Interchange Business Center

On October 18, 2012, we sold one of the four industrial buildings at Interchange Business Center for a contract sales price of approximately $7.5 million, excluding transaction costs.  On April 12, 2013, we sold the remaining three buildings for a contract sales price of approximately $40.4 million, excluding transaction costs.  A portion of the proceeds from the sale of the asset were used to pay off in full the existing indebtedness of approximately $11.3 million secured by the property.  The remaining three buildings were classified as held for sale on our condensed consolidated balance sheet as of March 31, 2013.

8.                                      Notes Payable

The following table sets forth information on our notes payable as of March 31, 2013 and December 31, 2012:

	Notes Payable as of		Interest	Maturity
Description	March 31, 2013	December 31, 2012	Rate	Date
1875 Lawrence	$15,500	$15,500	30-day LIBOR + 5.35% (1)	01/01/16
Interchange Business Center	—	9,882	30-day LIBOR + 5% (1)(2)(3)	12/01/13
Holstenplatz	10,009	10,375	3.887%	04/30/15
Courtyard Kauai at Coconut Beach Hotel	38,000	38,000	30-day LIBOR + .95% (1)	11/09/15
Florida MOB Portfolio - Palmetto Building	6,039	6,077	4.55%	01/01/16
Florida MOB Portfolio - Victor Farris Building	12,174	12,249	4.55%	01/01/16
Florida MOB Portfolio - Gardens Medical Pavilion	14,300	14,385	4.9%	01/01/18
River Club and the Townhomes at River Club	25,200	25,200	5.26%	05/01/18
Babcock Self Storage	2,214	2,225	5.80%	08/30/18
Lakes of Margate	15,126	15,182	5.49% and 5.92%	01/01/20
Arbors Harbor Town	26,000	26,000	3.985%	01/01/19
Alte Jakobstraße	7,909	8,233	2.3%	12/30/15
Wimberly at Deerwood	26,685	—	30-day LIBOR + 2.28%	03/01/23
	$199,156	$183,308

Notes Payable included with Obligations associated with real estate held for sale:
Interchange Business Center (3)	$11,286		30-day LIBOR + 5% (1)(2)(3)	12/01/13

(1)         30-day LIBOR was 0.20% at March 31, 2013.

(2)         The 30-day LIBOR rate is set at a minimum value of 2.5%.

(3)         On October 18, 2012, we sold one of the four industrial buildings at Interchange Business Center to an unaffiliated third party.  On April 12, 2013, we sold the remaining three buildings to an unaffiliated third party (classified as obligations associated with real estate held for sale on our condensed consolidated balance sheet as of March 31, 2013).  A portion of the proceeds from the sale of the remaining three buildings were used to pay off in full the existing indebtedness associated with the property.

At March 31, 2013, our notes payable balance, including the loan classified as obligations associated with real estate held for sale secured by the remaining three industrial buildings at Interchange Business Center, was $210.4 million and consisted of the notes payable related to our consolidated properties.  We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the Courtyard Kauai at Coconut Beach Hotel and Wimberly notes payable.  For the three months ended March 31, 2013, in connection with the acquisition of Wimberly, we entered into a loan for approximately $26.7 million with an unaffiliated third party.  On April 12, 2013, we sold the remaining three industrial buildings at Interchange Business Center to an unaffiliated third party and used a portion of the proceeds from the sale to pay off in full

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the existing indebtedness of $11.3 million (classified as obligations associated with real estate held for sale).  See footnote 15, Discontinued Operations and Real Estate Held for Sale for further details.

We are subject to customary affirmative, negative, and financial covenants and representations, warranties and borrowing conditions, all as set forth in our loan agreements.  As of March 31, 2013, we believe we were in compliance with the covenants under our loan agreements.

The following table summarizes our contractual obligations for principal payments excluding obligations associated with real estate held for sale as of March 31, 2013:

Year	Amount Due
April 1, 2013 - December 31, 2013	$1,427
2014	2,360
2015	57,382
2016	34,507
2017	2,176
Thereafter	101,304

$199,156

9.                                      Leasing Activity

Future minimum base rental payments of our office and industrial properties due to us under non-cancelable leases in effect as of March 31, 2013 for our consolidated properties are as follows:

April 1, 2013 - December 31, 2013	$15,107
2014	12,483
2015	9,639
2016	6,922
2017	3,257
Thereafter	4,510

Total	$51,918

The schedule above does not include rental payments due to us from our multifamily, hotel, student housing, and self-storage properties, as leases associated with these properties typically are for periods of one year or less.  As of March 31, 2013, none of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.

10.                               Derivative Instruments and Hedging Activities

We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations.  The hedging strategy of entering into interest rate caps and swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.  As of March 31, 2013, all derivative instruments were not designated as hedging instruments.

Derivative instruments classified as assets were reported at their combined fair values of $0.1 million and less than $0.1 million in prepaid expenses and other assets at March 31, 2013 and December 31, 2012, respectively.  During the three months ended March 31, 2013 and 2012, we recorded a reclassification of unrealized loss to interest expense of less than $0.1 million and unrealized loss of less than $0.1 million to other comprehensive income (loss) (“OCI”) in our statement of equity to adjust the carrying amount of the interest rate caps at March 31, 2013 and 2012, respectively.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the notional values of our derivative financial instruments.  The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate, or market risks:

Type / Description	Notional Value	Interest Rate / Strike Rate	Index	Maturity
Not Designated as Hedging Instruments
Interest rate cap - Courtyard Kauai Coconut Beach Hotel	$38,000	3.00% - 6.00%	30-day LIBOR	October 15, 2014
Interest rate cap - Interchange Business Center (1)	$5,000	2.50%	30-day LIBOR	December 1, 2013
Interest rate cap - 1875 Lawrence	$20,100	2.75%	30-day LIBOR	January 1, 2016
Interest rate cap - Wimberly	$26,685	4.56%	30-day LIBOR	March 1, 2018

(1)         On April 12, 2013, the debt secured by Interchange Business Center was fully repaid.

The table below presents the fair value of our derivative financial instruments, as well as their classification on the consolidated balance sheets as of March 31, 2013 and December 31, 2012:

	Balance	Asset Derivatives
Derivatives designated as	Sheet	March 31, 2013	December 31, 2012
hedging instruments:	Location	2013	2012

Interest rate derivative contracts	Prepaid expenses and other assets	$—	$13

	Balance	Asset Derivatives
Derivatives not designated as	Sheet	March 31, 2013	December 31, 2012
hedging instruments:	Location	2013	2012

Interest rate derivative contracts	Prepaid expenses and other assets	$106	$—

The table below presents the effect of our derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2013 and 2012:

Derivatives Not Designated as Hedging Instruments
Amount of Gain or (Loss) (1)
Three Months Ended March 31,
2013	2012
$(71)	$—

(1)         Amounts included in interest expense.  For the three months ending March 31, 2013, reclassification out of OCI for $32 thousand was due to all derivatives being designated as non-hedging instruments as of March 31, 2013 compared to being designated as hedging instruments as of December 31, 2012.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11.                               Commitments and Contingencies

Our operating leases consist of ground leases on each of eight buildings acquired in connection with the purchase of the Original Florida MOB Portfolio.  Each ground lease is for a term of 50 years, with a 25-year extension option.  The annual payment for each ground lease increases by 10% every five years.  For each of the three months ended March 31, 2013 and 2012, we incurred $0.1 million in lease expense related to our ground leases.  Future minimum lease payments for all operating leases from March 31, 2013 are as follows:

April 1, 2013 - December 31, 2013	$220
2014	293
2015	301
2016	301
2017	301
Therafter	21,227
Total	$22,643

12.                               Distributions

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

We have paid and may in the future pay some or all of our distributions from sources other than operating cash flow.  We have, for example, generated cash to pay distributions from financing activities, components of which may include proceeds from our public offerings of shares of our common stock and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow.  We have also utilized cash from refinancings and dispositions, the components of which may represent a return of capital and/or the gains on sale.  In addition, from time to time, our Advisor may agree to waive or defer all or a portion of the acquisition, asset management or other fees or incentives due to it, pay general administrative expenses, or otherwise supplement investor returns in order to increase the amount of cash that we have available to pay distributions to our stockholders.

We paid no distributions to stockholders during the three months ended March 31, 2013.  Total regular distributions paid to stockholders during the three months ended March 31, 2012 were $3.2 million including DRP of $2.1 million.  A special cash distribution of $13 million was declared during the three months ending March 31, 2012 and was paid in the second quarter of 2012 based upon the number of stockholders as of April 3, 2012.  Cash distributions were funded from proceeds from our public offerings of shares of our common stock, proceeds from asset sales, borrowings and cash flow from operations.  Future distributions, if any, declared and paid may exceed cash flow from operating activities until such time as we invest in additional real estate or real estate-related assets at favorable yields and our investments reach stabilization.

Distributions declared per share assume the share was issued and outstanding each day during the period.  Beginning January 2012 through March 2012, the declared daily regular distribution rate was $0.0013699 per share of common stock, which was equivalent to an annualized distribution rate of 5.0% assuming the share was purchased for $10.00.

13.                               Related Party Transactions

The Advisor and certain of its affiliates receive fees and compensation in connection with the acquisition, management, and sale of our assets.

Pursuant to a Dealer Manager Agreement, we engaged Behringer Securities LP (“Behringer Securities”) to act as our dealer manager in connection with our public offerings.  Behringer Securities received commissions of up to 7% of gross primary offering proceeds.  Behringer Securities reallowed 100% of selling commissions earned to participating broker-

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

dealers.  In addition, we paid Behringer Securities a dealer manager fee of up to 2.5% of gross offering proceeds.  Pursuant to separately negotiated agreements, Behringer Securities reallowed a portion of its dealer manager fee in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in our public offerings; provided, however, that Behringer Securities reallowed, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts and no more than 0.5% of gross offering proceeds for out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties.  Further, in special cases pursuant to separately negotiated agreements and subject to applicable limitations imposed by the Financial Industry Regulatory Authority, Behringer Securities used a portion of its dealer manager fee to reimburse certain broker-dealers participating in our public offerings for technology costs and expenses associated with our public offerings and costs and expenses associated with the facilitation of the marketing and ownership of our shares by such broker-dealers’ customers.  No selling commissions, dealer manager fees or organization and offering expenses were paid for sales under the DRP.  We terminated the primary portion of the follow-on public offering effective March 15, 2012 and the DRP portion of the follow-on offering effective April 3, 2012.  For the three months ended March 31, 2012, Behringer Securities earned selling commissions and dealer manager fees of $0.4 million and $0.2 million, respectively, which were recorded as a reduction to additional paid-in capital.

We reimbursed the Advisor and its affiliates for organization and offering expenses (other than selling commissions and the dealer manager fee) incurred on our behalf in connection with the primary offering component of our public offerings of our common stock.  The total we were required to remit to the Advisor for organization and offering expenses (other than selling commissions and the dealer manager fee) was limited to 1.5% of the gross proceeds raised in the completed primary offering components of the public offerings as determined upon completion of the public offerings.  The Advisor or its affiliates determined the amount of organization and offering expenses owed based on specific invoice identification, as well as an allocation of costs to us and other Behringer Harvard programs, based on respective equity offering results of those entities in offering.

The Advisor was required to reimburse us to the extent that the total amount spent on organization and offering expenses (other than selling commissions and the dealer manager fee) in the public offerings exceeded 1.5% of the gross proceeds raised in the primary component of the public offerings.  Based on the gross proceeds from our public offerings, we recorded a receivable from the Advisor for approximately $3.8 million of organization and offering expenses that were previously reimbursed to the Advisor.  The receivable of $3.8 million is presented net of other payables of $0.5 million to the Advisor on our consolidated balance sheet as of December 31, 2012.  We received payment of $3.8 million from the Advisor for this receivable in March 2013.

The Advisor or its affiliates will also receive acquisition and advisory fees of 2.5% of the amount paid and/or in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets.  The Advisor and its affiliates will also receive acquisition and advisory fees of 2.5% of the funds advanced in respect of a loan investment.  We incurred acquisition and advisory fees payable to the Advisor of $0.9 million for the three months ended March 31, 2013.  We incurred no acquisition and advisory fees payable to the Advisor for the three months ended March 31, 2012.

The Advisor or its affiliates also receive an acquisition expense reimbursement in the amount of 0.25% of (i) the funds paid for purchasing an asset, including any debt attributable to the asset, (ii) the funds budgeted for development, construction, or improvement in the case of assets that we acquire and intend to develop, construct, or improve, and (iii) the funds advanced in respect of a loan investment.  In addition, to the extent the Advisor or its affiliates directly provide services formerly provided or usually provided by third parties, including, without limitation, accounting services related to the preparation of audits required by the SEC, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a completed investment, the direct employee costs and burden to the Advisor of providing these services will be acquisition expenses for which we will reimburse the Advisor.  We also pay third parties, or reimburse the Advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder’s fees, title insurance, premium expenses, and other closing costs.  In addition, acquisition expenses for which we will reimburse the Advisor, include any payments made to (i) a prospective seller of an asset, (ii) an agent of a prospective seller of an asset, or (iii) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset.  Except as described above with respect to services customarily or previously provided by third parties, the Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent that they are dedicated to making investments for us, such as wages and benefits of the investment personnel.  The Advisor and its affiliates are also responsible for paying all of the

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

investment-related expenses that we or the Advisor or its affiliates incur that are due to third parties or related to the additional services provided by the Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition.  For the three months ended March 31, 2013, we incurred acquisition expense reimbursements of $0.1 million.  We incurred no acquisition expense reimbursements for the three months ended March 31, 2012.

We pay the Advisor or its affiliates a debt financing fee of 1% of the amount available under any loan or line of credit made available to us.  It is anticipated that the Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us.  We incurred debt financing fees of $0.3 million for the three months ended March 31, 2013.  We incurred no debt financing fees for the three months ended March 31, 2012.

We pay the Advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties.  We incurred no such fees for the three months ended March 31, 2013 and 2012.

We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity II Management Services, LLC (“BHO II Management”), or its affiliates, fees for the management, leasing, and construction supervision of our properties.  Property management fees are 4.5% of the gross revenues of the properties managed by BHO II Management or its affiliates, plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a third-party property manager in respect of a property, BHO II Management or its affiliates receives an oversight fee equal to 0.5% of the gross revenues of the property managed.  In no event will BHO II Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay BHO II Management directly for its services, we will pay BHO II Management a management fee or oversight fee, as applicable, based only on our economic interest in the property.  We incurred and expensed property management fees or oversight fees to BHO II Management of approximately $0.3 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

We pay the Advisor or its affiliates a monthly asset management fee of one-twelfth of 1.0% of the sum of the higher of the cost or value of each asset.  For the three months ended March 31, 2013 and 2012, we expensed $0.7 million and $0.8 million of asset management fees, respectively.  Amounts include asset management fees which were classified to discontinued operations for our held for sale property and our disposed properties.

We reimburse the Advisor or its affiliates for all expenses paid or incurred by the Advisor in connection with the services provided to us, subject to the limitation that we will not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (A) 2% of our average invested assets, or (B) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period.  Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the three months ended March 31, 2013 and 2012, we incurred and expensed such costs for administrative services of $0.4 million and $0.3 million, respectively.

We are dependent on the Advisor and BHO II Management for certain services that are essential to us, including asset acquisition and disposition decisions, property management and leasing services, and other general administrative responsibilities.  In the event that these companies were unable to provide us with their respective services, we would be required to obtain such services from other sources.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14.                               Supplemental Cash Flow Information

Supplemental cash flow information is summarized below:

	Three months ended March 31,
	2013	2012

Interest paid	$1,915	$2,406

Non-cash investing activities:
Capital expenditures for real estate in accounts payable	$—	$879
Capital expenditures for real estate in accrued liabilities	$571	$339

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$—	$2,074
Accrued dividends payable	$—	$14,152

15.                               Discontinued Operations and Real Estate Held for Sale

During the three months ended March 31, 2012, we sold the Palms of Monterrey.  There was no property sold during the three months ended March 31, 2013.  On April 12, 2013, we sold the remaining three buildings at Interchange Business Center for a contract sales price of approximately $40.4 million, excluding transaction costs.  A portion of the proceeds from the sale were used to pay off in full the existing indebtedness associated with the buildings.  The remaining three buildings at Interchange Business Center were classified as held for sale on our condensed consolidated balance sheet as of March 31, 2013.

The following table summarizes the disposition of our properties during 2012 and 2013.

Property Name	Date of Disposition	Contract Sales Price
Palms of Monterrey	January 5, 2012	$39,300
Parrot’s Landing	October 31, 2012	$56,300
Interchange Business Center(1)	October 18, 2012	$7,500
Interchange Business Center(1)	April 12, 2013	$40,400

(1)         On October 18, 2012, we sold one of the four industrial buildings at Interchange Business Center to an unaffiliated third party.  On April 12, 2013, we sold the remaining three buildings to an unaffiliated third party (classified as real estate held for sale on our condensed consolidated balance sheet as of March 31, 2013).

We have classified the results of operations for the properties above into discontinued operations in the accompanying condensed consolidated statements of operations.

	Three Months Ended March 31,
	2013	2012
Rental revenue	$384	$2,002

Expenses
Property operating expenses	59	699
Interest expense	247	786
Real estate taxes	82	395
Property management fees	8	80
Asset management fees	38	48
Depreciation and amortization	233	623
Total expenses	667	2,631
Interest income, net	(2)	1
Loss on early extinguishment of debt (1)	—	(1,236)
Gain on sale of real estate property	—	9,264
Income (loss) from discontinued operations	$(285)	$7,400

(1)         Loss on early extinguishment of debt for the three months ended March 31, 2012 was approximately $1.2 million and was comprised of the write-off of deferred financing fees of $0.4 million and an early termination fee of $0.8 million.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The major classes of assets and liabilities associated with the real estate held for sale as of March 31, 2013 were as follows:

March 31, 2013
Land and improvements, net	$12,877
Buildings and improvements, net	11,038
Lease intangibles, net	605
Assets associated with real estate held for sale	$24,520

Notes payable	$11,286
Accrued and other liabilities	36
Obligations associated with real estate held for sale	$11,322

16.                               Subsequent Event

We acquired a 90% interest in 22 Exchange, a student housing complex in Akron, Ohio on April 16, 2013 from an unaffiliated third party.  The contract purchase price for the property was approximately $28.1 million.  In connection with the purchase, we entered into a loan for approximately $19.5 million.

*****

Item 2.                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes thereto.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard Opportunity REIT II, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including our ability to rent space on favorable terms, to address our debt maturities and to fund our liquidity requirements, the value of our assets, our anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our stockholders, and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described herein and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2013 and the factors described below:

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

Executive Overview

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic basis.  In particular, we focus generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  In addition, our opportunistic investment strategy may also include investments in loans secured by or related to real estate at more attractive rates of current return than have been available for some time.  These loan investments may have capital gain characteristics, whether as a result of a discount purchase or related equity participations.  We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties.  These properties may be existing, income-producing properties, newly constructed properties or properties under development or construction and may include multifamily properties purchased for conversion into condominiums or single-tenant properties that may be converted for multi-tenant use.  Further, we may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  We also may originate or invest in collateralized mortgage-backed securities and mortgage, bridge or mezzanine loans, or in entities that make investments similar to the foregoing.  We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on current market conditions.

We commenced an initial public offering of up to 125,000,000 shares of our common stock on January 21, 2008 of which 25,000,000 shares were offered pursuant to DRP.  On July 3, 2011, our initial public offering terminated in accordance with its terms.  On July 5, 2011, we commenced a follow-on public offering of up to 75,000,000 shares of our common stock of which 25,000,000 shares were offered pursuant to the DRP.  We terminated the primary portion of the follow-on public offering effective March 15, 2012 and the DRP component effective April 3, 2012.  We raised gross offering proceeds of approximately $265.3 million from the sale of approximately 26.7 million shares under the Offerings, including shares sold under the DRP.

Market Outlook

While the first quarter of 2013 started with good economic momentum, by the end of the quarter the effects of increased payroll taxes and across the board government budget cuts began to take a toll.  GDP growth for the first quarter was a respectable 2.5%, especially in light of the 0.4% from the fourth quarter report, but given it was driven by increased consumer service spending, including energy costs, and seasonal inventory restocking by businesses, there is concern over whether the growth can be sustained.

Cut-backs in government spending, mainly related to defense spending, are having a significant effect on sustainable growth.  The last two quarters have marked the largest contraction in government expenditures since the mid-1950’s.  With that headwind, the US economy saw slower job growth and weakness in retail sales and manufacturing activity.  On the positive side, the housing market continues to show improvement with most major markets reporting increased pricing and declining inventories.  Also helping the U.S. economy are improvements, or at least stabilization, of global economic issues.  The European debt crisis, which created uncertainty over sovereign defaults and departures from the Euro and European Union that were recurring drags on the U.S. economy for the last couple of years, is still volatile.

Going into the second quarter, many analysts are concerned the economy is repeating the cycle of the last couple of years, where after a good start to the year, there is a Spring pull-back.  The current concerns are heightened with debates over the U.S. government budget, spending and debt limit, which appear to be continuing for an extended period and risking further disruptions to economic growth.  The federal government has not passed a budget in the last four years and appears to be in a prolonged debate over spending and tax levels.  We believe that businesses and consumers tend to be very conservative when confronted with these kinds of issues, which could disrupt what could otherwise be a stronger recovery. On a net basis, we believe the U.S. economy can overcome a certain degree of these issues, and along with most analysts, we expect moderate, but uneven U.S. growth for the near term.  However, these issues have the potential to significantly affect the economy.

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

The total U.S. population is projected to increase by 18.6% through 2030.  The population aged 65 and over is projected to increase by 78.3% through 2030.  This population is an important component of health care utilization.  Most health care services are provided within a health care facility such as a hospital, a physician’s office, or a senior housing facility.

We own an interest in one hotel property.  Smith Travel Research indicates that during the first quarter of 2013 national overall occupancy rate for hospitality properties in the United States increased 1.8%  in year-over-year measurement to 57.7% and the national overall Average Daily Rate (“ADR”) increased 4.5% to $108.31.  The hotel industry is expected to see continued modest growth in 2013.  If the economy continues to improve, we expect room rates for hotels to increase since increased demand for hotel rooms generally correlates with growth in the U.S. gross domestic product (GDP).  Compared to the prior year, Courtyard Kauai at Coconut Beach Hotel experienced a double digit increase in occupancy rate and an approximately 15% increase in ADR.

Although a slower U.S. economy may provide some resistance, primarily with respect to overall job growth and personal disposable income, the multifamily sector demonstrated strong growth in 2012 and favorable demand/supply fundamentals should still support reasonable growth in the near term.  The recent multifamily performance appears consistent with historical trends where multifamily tends to be a better performer than other real estate investments during periods of economic recovery.  Further from a demand perspective, the demographics for the targeted multifamily renter, the age group from 20 to 34 years old, are still positive in the sector.  This group is growing in size, and while the other age segments have experienced employment declines, the 20 to 34 year old segment’s aggregate employment has increased.  Further, while this age group in previous economic cycles experienced increasing single family home ownership, higher credit standards for single family mortgages and more reluctance to commit to home ownership are currently leading to more rental demand.  At the same time on the supply side, developments of new multifamily communities decreased substantially since 2008, such that supply has not been keeping up with demand.  We believe that this demand will lead to increased development activity; however, since high quality multifamily developments can take 18 to 36 months to entitle, permit and construct, we believe there is, even in the most aggressive outlook, a continued window of limited supply.  Accordingly, many analysts are still projecting continued multifamily rental growth, albeit at a slower pace.  However, multifamily performance is highly correlated with job and income growth.  Some analysts’ reports are already starting to indicate for certain markets that renting is starting to lose its cost advantage over home ownership and that rental increases will eventually hit limits in relation to disposable income.  While the overall factors noted above should still position the multifamily sector to perform better in a slow growth environment, eventually the multifamily sector will need stronger employment and disposable consumer income and household formation to maintain rental growth.  As of March 31, 2013, a portion of our portfolio is invested in three multifamily properties.

Current interest rates and the availability of financing are also favorable factors in the multifamily sector.  In addition to favorable, general interest rates, government sponsored entities have been a core source for multifamily financing, providing a base level of support for the sector.  However, lender competition for multifamily financing, particularly high quality communities such as ours, has also added to the favorable financing environment.  In addition to government sponsored entities (“GSE”) like Fannie Mae and Freddie Mac, insurance companies, and commercial banks have been aggressive lenders in this sector.

In student housing, unlike traditional multifamily housing, all leases typically commence and terminate on the same dates.  In the case of our typical student housing leases, this date coincides with the commencement of the fall academic term with the leases typically terminating at the completion of the last summer school session of the academic year.  As such, we must re-lease each property in its entirety each year during a highly compressed time period, resulting in significant turnover in our tenant population from year to year.  As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the short annual leasing season that typically begins in January and ends in August of each year.  Our properties’ occupancy rates are therefore typically relatively stable during the August to July academic year, but are susceptible to fluctuation at the commencement of each new academic year, which may be greater than the fluctuation in occupancy rates experienced by traditional multifamily properties.  At March 31, 2013, a portion of our portfolio is invested in two student housing complexes.  On April 16, 2013, we made our second investment in a student housing complex located in Akron, Ohio.

Although the current outlook on these trends is favorable, there are risks.  As discussed above, the U.S. political deadlock over the debt ceiling, tax policy and government spending levels could jeopardize the U.S. credit rating and the level of domestic interest rates.  Although the European debt crisis has moderated, there is a risk that the higher-risk European countries, such as Italy, Greece and Spain, could face new pressures over proposed austerity measures or levels of sovereign borrowings or that new problem countries could surface, the latest being Cyprus.  Any of these domestic or global issues could slow growth or push the U.S. into a recession, which could affect the amount of capital available or the costs charged for financings.  Specifically related to the multifamily sector, changes related to GSE’s ability to lend and other regulatory restrictions could result in less multifamily debt capital and potentially higher borrowing costs.

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

We continually evaluate our liquidity and ability to fund future operations and debt obligations.  As part of those analyses, we consider lease expirations and other factors.  Excluding assets held for sale, leases at our consolidated office and industrial properties representing 14.7% of our annualized base rent will expire by the end of 2013.  As a normal course of business, we are pursuing renewals, extensions and new leases.  If we are unable to renew or extend the expiring leases under similar terms or are unable to negotiate new leases, it would negatively impact our liquidity and adversely affect our ability to fund our ongoing operations.

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

At March 31, 2013, our notes payable balance was $210.4 million, including the loans secured by the remaining three industrial buildings at Interchange Business Center classified as obligations associated with real estate held for sale.  The notes payable balance has a weighted average interest rate of 3.9%.  We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the notes payable related to the Courtyard Kauai at Coconut Beach Hotel and Wimberly.  On April 12, 2013, we sold the remaining three industrial buildings at Interchange Business Center to an unaffiliated third party and used a portion of the proceeds from the sale to pay off in full the existing indebtedness of $11.3 million associated with the property which was scheduled to mature on December 1, 2013.  See footnote 15, Discontinued Operations and Real Estate Held for Sale for further details.  As of December 31, 2012, our outstanding note payable balance was $183.3 million.

Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios and liquidity.  As of March 31, 2013, we believe we were in compliance with the debt covenants under our loan agreements.

One of our principal long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness excluding obligations associated with real estate held for sale as of March 31, 2013.  The table does not represent any extension options ($ in thousands).

	Payments Due by Period
	April 1, 2013 - December 31, 2013	2014	2015	2016	2017	Thereafter	Total
Principal payments - variable rate debt	$—	$—	$38,000	$15,500	$—	$—	$53,500
Principal payments - fixed rate debt	1,427	2,360	19,382	19,007	2,176	101,304	145,656
Interest payments - variable rate debt (based on rates in effect as of March 31, 2013)	992	1,341	1,290	74	—	—	3,697
Interest payments - fixed rate debt	4,632	6,041	5,730	4,603	4,434	6,785	32,225
Operating leases (1)	220	293	301	301	301	21,227	22,643

Total (2)	$7,271	$10,035	$64,703	$39,485	$6,911	$129,316	$257,721

(1)   Our operating leases consist of ground leases on each of eight buildings acquired in connection with the purchase of the Original Florida MOB Portfolio.  Each ground lease is for a term of 50 years, with a 25-year extension option.  The annual payment for each ground lease increases by 10% every five years.

(2)   Does not include the loan secured by the remaining three industrial buildings at Interchange Business Center which are classified as obligations associated with real estate held for sale on our condensed consolidated balance sheet totaling $11.3 million.

Results of Operations

Three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

As of March 31, 2013, we had 11 real estate investments, ten of which were consolidated in our continuing operations.  We completed one acquisition during the three months ended March 31, 2013.  As of March 31, 2012, we had ten real estate investments which were consolidated in our continuing operations.  We sold one property during the three months ended March 31, 2012.

Continuing Operations

Our results of operations for the respective periods presented primarily reflect increases in most categories due to the growth of our portfolio in each period presented.  Management expects increases in most categories in the near future as we purchase additional real estate and real estate-related assets, begin to realize the full year impact of our acquisitions and continue to improve the performance of our investments.

Revenues.  Revenues for the three months ended March 31, 2013 were $12.3 million, an increase of $1.9 million from the three months ended March 31, 2012.  The change in revenue is primarily due to:

•      an increase in rental revenue of $0.8 million as a result of our 2013 acquisition of Wimberly and the second quarter 2012 acquisition of Alte Jakobstraße; and

•      an increase of hotel revenue of $1.1 million at the Courtyard Kauai at Coconut Beach Hotel due to increased activity as a result of the completion of renovations in the first quarter of 2012.

Property Operating Expenses.  Property operating expenses for the three months ended March 31, 2013 and 2012 were $5.8 million and $5.3 million, respectively.  Annual property operating expenses for the three months ended March 31, 2013 increased $0.5 million over the same period in 2012.  The increased activity at Courtyard Kauai at Coconut Beach Hotel accounted for $0.3 million of the change while the acquisitions of Wimberly and Alte Jakobstraße accounted for $0.2 million of the increase.

Interest Expense.  Interest expense for the three months ended March 31, 2013 and 2012 was $2.0 million and $1.9 million, respectively.  The increase was primarily due to $0.2 million in interest expense for acquisitions and an increase of $0.1 as a result of interest rate caps, partially offset by a $0.1 million decrease at 1875 Lawrence as a result of a lower outstanding loan balance during the period.

Real Estate Taxes.  Real estate taxes were $1.2 million and $1.1 million for the three months ended March 31, 2013 and 2012, respectively.  The increase for the three months ended March 31, 2013 was primarily due to the acquisitions of Wimberly and Alte Jakobstraße.

Property Management Fees.  Property management fees for each of the three months ended March 31, 2013 and 2012 were $0.4 million and was comprised of property management fees paid to unaffiliated third parties and BHO II Management.

Asset Management Fees.  Asset management fees for the three months ended March 31, 2013 and 2012 were $0.7 million and $0.8 million, respectively and was comprised of asset management fees for our investments.

Acquisition Expense.  Acquisition expense for the three months ended March 31, 2013 of $1.9 million was primarily due to expenses incurred as a result of our acquisition of Wimberly.  There was no acquisition expense for the three months ended March 31, 2012.

General and Administrative Expenses.  General and administrative expenses for the three months ended March 31, 2013 were $0.8 million, as compared to $0.6 million for the three months ended March 31, 2012, and were comprised of auditing fees, legal fees, board of directors’ fees, and other administrative expenses.  The increase is primarily a result of certain costs capitalized during our public offerings that are now expensed due to the termination of the offering in 2012.

Depreciation and amortization.  Depreciation and amortization for the three months ended March 31, 2013 and 2012 was $3.7 million and $3.8 million, respectively.  The decrease is a result of lease intangibles becoming fully amortized during 2012, partially offset by depreciation and amortization for our new acquisitions.

See Note 15 to Condensed Consolidated Financial Statements for further information regarding discontinued operations.

Cash Flow Analysis

Cash used in operating activities for the three months ended March 31, 2013 was $0.8 million and was primarily comprised of the net loss of $4.5 million, adjusted for depreciation and amortization, including amortization of deferred financing fees of $4.2 million and cash used for working capital and other operating activities of approximately $0.5 million.  Cash used in operating activities for the three months ended March 31, 2012 was $0.8 million and was primarily comprised of the net income of $4.1 million, adjusted for depreciation and amortization, including amortization of deferred financing fees of $4.6 million, offset by a gain on sale of the Palms of Monterrey of $9.3 million and cash used for working capital and other operating activities of approximately $1.6 million.

Cash used by investing activities for the three months ended March 31, 2013 was $38.6 million, and was comprised of purchase of real estate of $35.3 million, additions of property and equipment of $2.8 million, acquisition deposits of $0.3 million and an increase in restricted cash of approximately $0.2 million.  Cash provided by investing activities for the three months ended March 31, 2012 was $36.5 million, and was comprised of net proceeds from sale of the Palms of Monterrey of $38.7 million, offset by additions of property and equipment of $1.8 million and an increase in restricted cash of $0.3 million.

Cash provided by financing activities for the three months ended March 31, 2013 was $31.3 million, and was comprised of net proceeds and financing costs of $27.2 million, reimbursement of offering costs of $3.8 million, net contributions from non-controlling interest holders of $0.6 million, purchase of interest rate derivatives of $0.1 million and redemptions of common stock of $0.2 million.  Cash used in financing activities for the three months ended March 31, 2012 was $22.7 million, and was comprised of proceeds from notes payable, net of payments, of $20.2 million, cash distributions to our shareholders of $1.1 million, net contributions from non-controlling interest holders of $5.5 million, redemptions of common stock of $0.7 million, offset by the issuance of common stock, net of offering costs, of $5.6 million.

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

Our calculation of FFO for the three months ended March 31, 2013 and 2012 is presented below ($ in thousands except per share amounts):

	Three Months Ended March 31,
	2013	2012

Net income (loss) attributable to the Company	$(4,332)	$3,693
Adjustments for (1):
Real estate depreciation and amortization(2)	3,515	3,857
Gain on sale of real estate (3)	—	(8,338)

Funds from operations (FFO)	$(817)	$(788)

GAAP weighted average shares:
Basic and diluted	26,054	25,728

FFO per share	$(0.03)	$(0.03)

Net income (loss) per share	$(0.17)	$0.14

(1)         Reflects continuing operations, as well as discontinued operations.

(2)         Includes our consolidated amount and the noncontrolling interest adjustment for the third-party partners’ share.

(3)         For the three months ended March 31, 2012, includes our proportionate share of the gain on sale of real estate related to Palms of Monterrey.

Provided below is additional information related to selected items included in net gain (loss) above, which may be helpful in assessing our operating results.

•                  Straight-line rental revenue of $0.2 million and $0.1 million was recognized for the three months ended March 31, 2013 and 2012, respectively.  The noncontrolling interest portion of straight-line rental revenue for the three months ended March 31, 2013 and 2012 was less than $0.1 million.

•                  Net above/below market lease amortization of less than $0.1 million was recognized as a decrease and an increase to rental revenue for the three months ended March 31, 2013 and 2012, respectively.  The noncontrolling interest portion of net above/below market lease amortization for the three months ended March 31, 2013 and 2012 was less than $0.1 million.

•                  Amortization of deferred financing costs of $0.3 million was recognized as interest expense for our notes payable for the three months ended March 31, 2013 and 2012.

•                  During the three months ended March 31, 2012, we recognized loss on early extinguishment of debt of $1.2 million comprised of the write-off of deferred financing fees of $0.4 million and an early termination fee of $0.8 million.

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

On March 20, 2012, our board of directors declared a special distribution of $0.50 per share of common stock payable to our stockholders of record as of April 3, 2012 and determined to cease regular, monthly distributions in favor of payment of periodic distributions from excess proceeds from asset dispositions or from other sources as necessary to maintain our REIT tax status.  The special distribution was paid on May 10, 2012.

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

The following summarizes certain information related to the sources of distributions ($ in thousands):

March 31,
2012
Total Distributions Paid	$3,174

Principal Sources of Funding:
Distribution Reinvestment Plan	$2,074
Cash flow provided by (used in) operating activities	$(831)
Cash available at the beginning of the period (1)	$80,130

(1)         Represents the cash available at the beginning of the reporting period primarily attributable to excess funds raised from the issuance of common stock and borrowings, after the impact of historical operating activities, other investing and financing activities.

We paid no distributions to stockholders during the three months ended March 31, 2013.  For the three months ended March 31, 2012, cash distributions were funded from proceeds from our public offerings of shares of our common stock, proceeds from asset sales, borrowings and cash flow from operations.  Future distributions declared and paid may exceed cash flow from operating activities or funds from operations until such time as we invest in additional real estate or real estate-related assets at favorable yields and our investments reach stabilization.

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

Principles of Consolidation and Basis of Presentation

Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances, and profits have been eliminated in consolidation.  Interests in entities acquired will be evaluated based on applicable GAAP, which includes the requirement to consolidate entities deemed to be variable interest entities in which we are the primary beneficiary.  If the interest in the entity is determined not to be a VIE, then the entity will be evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement.

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

We believe the carrying value of our operating real estate is currently recoverable.  Accordingly, there were no impairment charges for the three months ended March 31, 2013 and 2012.  However, if market conditions worsen beyond our current expectations, or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Item 3.                                                         Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

As of March 31, 2013, we maintained approximately $1.9 million in Euro-denominated accounts at European financial institutions.  We currently have two investments in Europe.  As the cash is held in the same currency as the real estate assets and related loans, we believe that we are not materially exposed to any significant foreign currency fluctuations related to these accounts as it relates to ongoing property operations.  Material movements in the exchange rate of Euros could materially impact distributions from our foreign investments.

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $210.4 million in notes payable, including the loans classified as obligations associated with real estate held for sale at March 31, 2013 secured by the remaining three industrial buildings at Interchange Business Center, $91.5 million represented debt subject to variable interest rates, of which $26.8 million is subject to minimum interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.8 million.

Interest rate caps classified as assets were reported at their combined fair value of $0.1 million within prepaid expenses and other assets at March 31, 2013.  A 100 basis point decrease in interest rates would result in a $0.1 million net decrease in the fair value of our interest rate caps.  A 100 basis point increase in interest rates would result in a $0.4 million net increase in the fair value of our interest rate caps.

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of March 31, 2013, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                                                         Legal Proceedings.

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.                                                Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

The terms on which we redeem shares may differ between redemptions upon a stockholder’s death, “qualifying disability” (as defined in the share redemption program) or confinement to a long-term care facility (collectively, “Exceptional Redemptions”) and all other redemptions (“Ordinary Redemptions”).  Our board of directors determined to suspend until further notice accepting Ordinary Redemptions effective April 1, 2012.  Under our share redemption program in effect for the three months ended March 31, 2013, the purchase price for shares redeemed under the redemption pursuant to an Exceptional Redemption request is set forth below.

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

During the three months ended March 31, 2013 our board of directors redeemed all seven Exceptional Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 20,030 shares redeemed for $0.2 million (approximately $8.52 per share).  All redemptions were funded with cash on hand.

We have not presented information regarding submitted and unfulfilled Ordinary Redemption requests for the three months ended March 31, 2013 as our board of directors suspended Ordinary Redemptions effective April 1, 2012 and we believe many stockholders who may otherwise desire to have their shares redeemed have not submitted a request due to the suspension of Ordinary Redemptions.

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

During the quarter ended March 31, 2013, we redeemed shares as follows:

2013	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
January	—	$—	—
February	20,030	$8.52	20,030	(1)
March	—	$—	—

	20,030	$8.52	20,030	(1)

(1) A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.                                                         Defaults Upon Senior Securities.

None.

Item 4.                                                         Mine Safety Disclosures.

None.

Item 5.                                                         Other Information.

On May 8, 2013, our board of directors determined that our 2013 annual meeting will be held on September 11, 2013 (the “2013 Annual Meeting”), which is more than 30 days from the anniversary of our 2012 annual meeting.  As the 2013 Annual Meeting date has been advanced, as opposed to delayed, the deadline for receipt of stockholder proposals, including stockholder director nominations, pursuant to Rule 14a-8(e) under the Securities Exchange Act of 1934, as amended, will remain as disclosed in our proxy statement for the 2012 annual meeting, or May 2, 2013.  Thus, the deadline by which a stockholder proposal must have been received at our principal executive offices to be considered timely for inclusion in our 2013 proxy materials has passed.

In addition, pursuant to the terms and conditions of our bylaws, nominations by stockholders of candidates for director or proposals of other business by stockholders not intended to be included in our proxy materials must be received at our executive offices no earlier than May 14, 2013 and no later than June 13, 2013.  Proposals should be directed to the attention of the Corporate Secretary.

Item 6.                                                         Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

Dated: May 13, 2013	By:	/s/ Andrew J. Bruce
Andrew J. Bruce
Chief Financial Officer
Principal Financial Officer

Index to Exhibits

Exhibit Number	Description

3.1	Third Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to Form 10-Q filed on November 14, 2012

3.2	Second Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Form 10-Q filed on November 14, 2012

4.1

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 28, 2013

4.2*	Purchase and Sale Agreement between CT/BH Interchange LLC, as seller, and Realty Associates Advisors LLC, as buyer, dated February 19, 2013

4.3*	First Amendment to the Purchase and Sale Agreement between CT/BH Interchange LLC, as seller, and Realty Associates Advisors LLC, as buyer, dated February 19, 2013

4.4*	Second Amendment to the Purchase and Sale Agreement between CT/BH Interchange LLC, as seller, and Realty Associates Advisors LLC, as buyer, dated February 19, 2013

4.5*	Third Amendment to the Purchase and Sale Agreement between CT/BH Interchange LLC, as seller, and Realty Associates Advisors LLC, as buyer, dated February 19, 2013

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*	Section 1350 Certification**

32.2*	Section 1350 Certification**

99.1	Second Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 4.4 to Form 10-K filed on March 28, 2012)

101**

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 13, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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