Form 10-Q
period 2013-06-30
Behringer Harvard Opportunity REIT II, Inc.
filed 2013-08-14
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, Behringer Harvard Opportunity REIT II, Inc. had 26,038,553 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

FORM 10-Q

Quarter Ended June 30, 2013

PART I

FINANCIAL INFORMATION

Item 1.                   Financial Statements (Unaudited).

Behringer Harvard Opportunity REIT II, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares)

(unaudited)

	June 30,	December 31,
	2013	2012
Assets
Real estate
Land and improvements, net	$67,736	$73,380
Buildings and improvements, net	240,220	199,915
Real estate under development	254	838
Total real estate	308,210	274,133

Cash and cash equivalents	68,720	77,752
Restricted cash	6,986	3,491
Accounts receivable, net	2,718	3,008
Receivable from related party	—	3,269
Prepaid expenses and other assets	1,249	1,781
Investment in unconsolidated joint venture	11,635	—
Furniture, fixtures and equipment, net	7,952	6,864
Deferred financing fees, net	3,540	3,398
Lease intangibles, net	4,580	5,370
Total assets	$415,590	$379,066

Liabilities and Equity
Notes payable	$218,505	$183,308
Accounts payable	1,166	1,777
Payables to related parties	626	—
Acquired below-market leases, net	841	904
Accrued and other liabilities	8,357	6,544
Total liabilities	229,495	192,533

Commitments and contingencies

Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 26,038,553 and 26,060,612 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	3	3
Additional paid-in capital	233,095	233,283
Accumulated distributions and net loss	(56,567)	(58,249)
Accumulated other comprehensive income	81	126
Total Behringer Harvard Opportunity REIT II, Inc. equity	176,612	175,163
Noncontrolling interest	9,483	11,370
Total equity	186,095	186,533
Total liabilities and equity	$415,590	$379,066

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

(unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012

Revenues
Rental revenue	$9,931	$8,239	$18,596	$16,163
Hotel revenue	3,395	2,432	7,012	4,907

Total revenues	13,326	10,671	25,608	21,070

Expenses:
Property operating expenses	3,554	3,083	6,615	5,889
Hotel operating expenses	2,734	2,390	5,488	4,845
Interest expense, net	2,144	2,012	4,188	3,890
Real estate taxes	1,463	1,067	2,652	2,119
Property management fees	490	410	936	790
Asset management fees	864	804	1,545	1,574
General and administrative	832	768	1,633	1,392
Acquisition expense	1,185	729	3,056	729
Depreciation and amortization	4,689	3,481	8,373	7,254
Total expenses	17,955	14,744	34,486	28,482

Interest income, net	28	44	60	75
Other income	21	50	10	80

Loss from continuing operations	(4,580)	(3,979)	(8,808)	(7,257)

Income (loss) from discontinued operations, including gains on disposition	14,153	(767)	13,868	6,633

Net income (loss)	9,573	(4,746)	5,060	(624)

Noncontrolling interest in continuing operations	223	226	347	470
Noncontrolling interest in discontinued operations	(3,782)	160	(3,725)	(513)
Net (income) loss attributable to the noncontrolling interest	(3,559)	386	(3,378)	(43)

Net income (loss) attributable to the Company	$6,014	$(4,360)	$1,682	$(667)

Amounts attributable to the Company
Continuing operations	$(4,357)	$(3,753)	$(8,461)	$(6,787)
Discontinued operations	10,371	(607)	10,143	6,120
Net income (loss) attributable to the Company	$6,014	$(4,360)	$1,682	$(667)

Weighted average shares outstanding:
Basic and diluted	26,039	26,089	26,046	25,908

Net income (loss) per share
Continuing operations	$(0.17)	$(0.15)	$(0.33)	$(0.26)
Discontinued operations	0.40	(0.02)	0.39	0.24
Basic and diluted income (loss) per share	$0.23	$(0.17)	$0.06	$(0.02)

Comprehensive income (loss):
Net income (loss)	$9,573	$(4,746)	$5,060	$(624)
Other comprehensive income (loss):
Reclassification of unrealized loss on interest rate derivatives to net income	56	—	88	—
Unrealized loss on interest rate derivatives	—	—	—	(1)
Foreign currency translation gain (loss)	225	(451)	(127)	(354)
Total other comprehensive income (loss)	281	(451)	(39)	(355)
Comprehensive income (loss)	9,854	(5,197)	5,021	(979)
Comprehensive (income) loss attributable to noncontrolling interest	(3,562)	386	(3,384)	(43)
Comprehensive income (loss) attributable to common shareholders	$6,292	$(4,811)	$1,637	$(1,022)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Condensed Consolidated Statements of  Equity

(unaudited)

(in thousands)

							Accumulated
	Convertible Stock		Common Stock		Additional	Accumulated	Other
	Number	Par	Number	Par	Paid-in	Distributions and	Comprehensive	Noncontrolling	Total
	of Shares	Value	of Shares	Value	Capital	Net (Loss)	Income (loss)	Interest	Equity
Balance at January 1, 2012	1	$—	25,267	$3	$225,968	$(43,657)	$83	$14,607	$197,004

Net income (loss)						(667)		43	(624)
Issuance of common stock, net			910	—	8,346				8,346
Redemption of common stock			(103)		(914)				(914)
Distributions declared on common stock						(16,257)			(16,257)
Contributions from noncontrolling interest								1,492	1,492
Distributions to noncontrolling interest								(7,066)	(7,066)
Other comprehensive loss:
Unrealized losses on interest rate derivatives							(1)	—	(1)
Foreign currency translation loss							(354)		(354)
Balance at June 30, 2012	1	—	26,074	3	233,400	(60,581)	(272)	9,076	$181,626

Balance at January 1, 2013	1	$—	26,060	$3	$233,283	$(58,249)	$126	$11,370	$186,533

Net income						1,682		3,378	5,060
Redemption of common stock			(22)		(188)				(188)
Contributions from noncontrolling interest								1,541	1,541
Distributions to noncontrolling interest								(6,812)	(6,812)
Other comprehensive income (loss):
Reclassification of unrealized loss on interest rate derivatives to net income							82	6	88
Foreign currency translation loss							(127)		(127)
Balance at June 30, 2013	1	$—	26,038	$3	$233,095	$(56,567)	$81	$9,483	$186,095

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$5,060	$(624)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	8,640	8,451
Amortization of deferred financing fees	489	525
Gain on sale of discontinued operations	(14,455)	(9,264)
Loss on early extinguishment of debt	260	1,236
Loss on derivatives	30	—
Change in operating assets and liabilities:
Accounts receivable	(87)	(908)
Prepaid expenses and other assets	431	(625)
Accounts payable	(594)	(918)
Accrued and other liabilities	971	2,583
Payables to related parties	63	274
Addition of lease intangibles	(571)	(236)
Cash provided by operating activities	237	494

Cash flows from investing activities:
Acquisition deposits	250	—
Purchases of real estate	(63,510)	(11,039)
Investment in unconsolidated joint venture	(14,079)	—
Return of investment in unconsolidated joint ventures	2,444	—
Proceeds from sale of discontinued operations	39,106	38,684
Additions of property and equipment	(4,270)	(5,982)
Change in restricted cash	(2,007)	(540)
Cash provided by (used in) investing activities	(42,066)	21,123

Cash flows from financing activities:
Financing costs	(893)	(1,013)
Proceeds from notes payable	47,589	7,311
Payments on notes payable	(12,224)	(23,369)
Purchase of interest rate derivatives	(133)	—
Issuance of common stock	—	6,142
Redemptions of common stock	(188)	(914)
Offering costs receivable from related party	3,832	(553)
Distributions	—	(14,536)
Contributions from noncontrolling interest holders	1,541	1,492
Distributions to noncontrolling interest holders	(6,812)	(7,066)
Cash provided by (used in) financing activities	32,712	(32,506)

Effect of exchange rate changes on cash and cash equivalents	85	13
Net change in cash and cash equivalents	(9,032)	(10,876)
Cash and cash equivalents at beginning of period	77,752	80,130
Cash and cash equivalents at end of period	$68,720	$69,254

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

We acquire and operate commercial real estate and real estate-related assets.  In particular, we focus generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  In addition, our current opportunistic investment strategy also includes investments in real estate-related assets that present opportunities for higher current income.  Such investments may have capital gain characteristics, whether as a result of a discount purchase or related equity participations.  We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties.  These properties may be existing, income-producing properties, newly constructed properties, or properties under development or construction.  They may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multi-tenant use.  We may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  Further, we also may originate or invest in collateralized mortgage-backed securities and mortgage, bridge or mezzanine loans, or in entities that make investments similar to the foregoing.  We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions.  As of June 30, 2013, we had 12 real estate investments including an investment in a portfolio of nine medical office buildings, 11 of which were consolidated into our condensed consolidated financial statements.

Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware (“Behringer Harvard Opportunity OP II”).  As of June 30, 2013, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, was the sole general partner of Behringer Harvard Opportunity OP II and owned a 0.1% partnership interest in Behringer Harvard Opportunity OP II.  As of June 30, 2013, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of Behringer Harvard Opportunity OP II and owned the remaining 99.9% interest in Behringer Harvard Opportunity OP II.

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

As of June 30, 2013, we had issued 26.7 million shares of our common stock, including 22,471 shares owned by Behringer Harvard Holdings and 2.2 million shares issued through the distribution reinvestment plan (the “DRP”).  As of June 30, 2013, we had redeemed 0.7 million shares of our common stock and had 26.0 million shares of common stock outstanding.  As of June 30, 2013, we had 1,000 shares of convertible stock issued and outstanding to the Advisor.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheet as of June 30, 2013, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012 and condensed

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

consolidated statements of equity and cash flows for the six months ended June 30, 2013 and 2012 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our condensed consolidated financial position as of June 30, 2013 and December 31, 2012 and our condensed consolidated results of operations and cash flows for the periods ended June 30, 2013 and 2012.  Such adjustments are of a normal recurring nature.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances, and profits have been eliminated in consolidation.  Interests in entities acquired will be evaluated based on applicable GAAP, which includes the requirement to consolidate entities deemed to be variable interest entities (“VIE”) in which we are the primary beneficiary.  If the interest in the entity is determined not to be a VIE, then the entity will be evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement.  For entities in which we have less than a controlling interest or entities which we are not deemed to be the primary beneficiary, we account for the investment using the equity method of accounting.

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

Anticipated amortization expense associated with the acquired lease intangibles for each of the following five years as of June 30, 2013 is as follows:

Year	Lease / Other Intangibles
July 1, 2013 - December 31, 2013	$798
2014	705
2015	368
2016	230
2017	181

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

				Acquired
	Buildings and	Land and	Lease	Below-Market
June 30, 2013	Improvements	Improvements	Intangibles	Leases
Cost	$261,887	$69,923	$14,651	$(2,297)
Less: depreciation and amortization	(21,667)	(2,187)	(10,071)	1,456

Net	$240,220	$67,736	$4,580	$(841)

				Acquired
	Buildings and	Land and	Lease	Below-Market
December 31, 2012	Improvements	Improvements	Intangibles	Leases
Cost	$217,343	$75,873	$14,041	$(2,196)
Less: depreciation and amortization	(17,428)	(2,493)	(8,671)	1,292

Net	$199,915	$73,380	$5,370	$(904)

Real Estate Held for Sale

We classify properties as held for sale when certain criteria are met, in accordance with GAAP.  At that time we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property.  Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell.  We had no property classified as held for sale at June 30, 2013 and December 31, 2012.

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

We also evaluate our investments in unconsolidated joint ventures at each reporting date.  If we believe there is an other than temporary decline in market value, we will record an impairment charge based on these evaluations.  We assess potential impairment by comparing our portion of estimated future undiscounted operating cash flows expected to be generated by the joint venture over the life of the joint venture’s assets to the carrying amount of the joint venture.  In the event that the carrying amount exceeds our portion of estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the joint venture to its estimated fair value.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

We believe the carrying value of our operating real estate is currently recoverable.  Accordingly, there were no impairment charges for the three and six months ended June 30, 2013 or 2012.  However, if market conditions worsen beyond our current expectations, or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Investment in Unconsolidated Joint Venture

We provide funding to third party developers for the acquisition, development and construction of real estate (“ADC Arrangement”).  Under the ADC Arrangement, we may participate in the residual profits of the project through the sale or refinancing of the property.  We evaluate this arrangement to determine if they have characteristics similar to a loan or if the characteristics are more similar to a joint venture or partnership such as participating in the risks and rewards of the project as an owner or an investment partner.  When we determine that the characteristics are more similar to a jointly-owned investment or partnership, we account for the arrangement as an investment in an unconsolidated joint venture under the equity method of accounting (Note 8) or a direct investment (consolidated basis of accounting) instead of applying loan accounting.  The ADC Arrangement is periodically reassessed.

Revenue Recognition

We recognize rental income generated from leases of real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Straight-line rental revenue of $0.1 million and $0.3 million was recognized in rental revenues for the three and six months ended June 30, 2013, respectively, and includes amounts recognized in discontinued operations.  Straight-line rental revenue of $0.1 million and $0.2 million was recognized in rental revenues for the three and six months ended June 30, 2012, respectively, and includes amounts recognized in discontinued operations.   Net below market lease amortization of less than $0.1 million was recognized in rental revenues for the three and six months ended June 30, 2013.  Net below market lease amortization of less than $0.1 million and $0.1 million was recognized in rental revenues for the three and six months ended June 30, 2012, respectively, and includes amounts recognized in discontinued operations.

Hotel revenue is derived from the operations of the Courtyard Kauai at Coconut Beach Hotel, consisting of guest room, food and beverage, and other revenue, and is recognized as the services are rendered.

Accounts Receivable

Accounts receivable primarily consist of receivables related to our consolidated properties of $2.7 million which includes straight-line rental revenue receivables of $1.4 million as of June 30, 2013.  Accounts receivable primarily consisted of receivables related to our consolidated properties of $2.8 million which includes straight-line rental revenue receivables of $1.2 million as of December 31, 2012.

Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment are recorded at cost and are depreciated according to the Company’s capitalization policy which uses the straight-line method over their estimated useful lives of five to seven years.  Maintenance and repairs are charged to operations as incurred.  Accumulated depreciation associated with our furniture, fixtures, and equipment was $3.2 million and $2.3 million as of June 30, 2013 and December 31, 2012, respectively.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized to interest expense of our notes payable using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $1.6 million and $1.4 million as of June 30, 2013 and December 31, 2012, respectively.

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

The Euro is the functional currency for the operations of Holstenplatz and Alte Jakobstraße.  We also maintain a Euro-denominated bank account that is translated into U.S. dollars at the current exchange rate at each reporting period.  For the three and six months ended June 30, 2013, the foreign currency translation adjustment was a gain of $0.2 million and a loss of $0.1 million, respectively.  For the three and six months ended June 30, 2012, the foreign currency translation adjustment was a loss of $0.5 million and a loss $0.4 million, respectively.

Concentration of Credit Risk

At June 30, 2013 and December 31, 2012, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Earnings per Share

Net income (loss) per share is calculated based on the weighted average number of common shares outstanding during each period.  The weighted average shares outstanding used to calculate both basic and diluted income (loss) per share were the same for each of the three and six months ended June 30, 2013 and 2012, as there were no potentially dilutive securities outstanding.

Reclassification

To conform to the current year presentation, which presents hotel operating expense as a separate component of property operating expense on our condensed consolidated statements of operations and comprehensive income, we reclassified $2.4 million and $4.8 million from property operating expense to hotel operating expense for the three and six months ended June 30, 2012, respectively.

Subsequent Events

We have evaluated subsequent events for recognition or disclosure in our condensed consolidated financial statements and noted no subsequent events that would require adjustment to the condensed consolidated financial statements or additional disclosure other than the one disclosed herein.

4.                                  New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The update clarifies how to report the effect of significant reclassifications out of accumulated other comprehensive income.  ASU 2013-02 is effective for fiscal years, and interim periods within those years,

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

beginning after December 15, 2012 and is to be applied prospectively.  Our adoption of this ASU did not materially change the presentation of our consolidated condensed financial statements.

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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012.

June 30, 2013	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$205	$—	$205

December 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$13	$—	$13

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

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of June 30, 2013 and December 31, 2012, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, other liabilities and payables/receivables from related parties were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.  The notes payable of $218.5 million and $183.3 million as of June 30, 2013 and December 31, 2012, respectively, have a fair value of approximately $213.4 million and $179.4 million as of June 30, 2013 and December 31, 2012, respectively, based upon interest rates for debt with similar terms and remaining maturities that management believes we could obtain.  The fair value of the notes payable is categorized as a Level 2 basis.  The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities.  The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.  Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2013 and December 31, 2012.

7.                                      Real Estate and Real Estate-Related Investments

As of June 30, 2013, we consolidated 11 real estate investments on our condensed consolidated balance sheet.  The following table presents certain information about our consolidated investments as of June 30, 2013:

Property Name	Location	Date Acquired	Ownership Interest
1875 Lawrence	Denver, CO	October 28, 2008	100%
Holstenplatz	Hamburg, Germany	June 30, 2010	100%
Florida MOB Portfolio (1)	South Florida	October 8, 2010/October 20, 2010	90%
Courtyard Kauai Coconut Beach Hotel	Kauai, Hawaii	October 20, 2010	80%
River Club and the Townhomes at River Club	Athens, Georiga	April 25, 2011	85%
Babcock Self Storage	San Antonio, Texas	August 30, 2011	85%
Lakes of Margate	Margate, Florida	October 19, 2011	92.5%
Arbors Harbor Town	Memphis, Tennessee	December 20, 2011	94%
Alte Jakobstraße	Berlin, Germany	April 5, 2012	99.7%
Wimberly at Deerwood (“Wimberly”)	Jacksonville, Florida	February 19, 2013	95%
22 Exchange	Akron, Ohio	April 16, 2013	90%

(1)         We acquired a portfolio of eight medical office buildings, known as the Original Florida MOB Portfolio on October 8, 2010.  We acquired a medical office building known as Gardens Medical Pavilion on October 20, 2010.  Collectively, the Original Florida MOB Portfolio and Gardens Medical Pavilion are referred to as the Florida MOB Portfolio.  The Florida MOB Portfolio consists of nine medical office buildings.  We own 90% of each of eight of the buildings.  We own approximately 79.8% in the ninth building, Gardens Medical Pavilion.

Real Estate Asset Acquisitions

During the six months ending June 30, 2013, we made two separate real estate acquisitions: a 95% interest in Wimberly and a 90% interest in 22 Exchange for an aggregate purchase price, excluding closing costs, of approximately $63.5 million.  The purchase was partially funded with proceeds of new loans of approximately $46.2 million.

The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date :

Total Acquisitions
Buildings	$52,875
Land	6,721
Land improvements	667
Lease intangibles, net	1,251
Furniture, fixtures and equipment	1,645
Signage, landscaping and misc. site improvements	465
Acquired below-market leases, net	(99)
Total identifiable net assets	$63,525

The following table summarizes the amounts recognized for revenues, acquisition expenses and net loss from the acquisition dates to June 30, 2013 (in millions):

	Wimberly	22 Exchange
Revenue	$1.3	$0.8
Acquisition expenses with unaffiliated third party	$0.8	$0.4
Net loss	$1.7	$0.8

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following unaudited pro forma summary presents our consolidated information for the two acquisitions as if the business combinations had occurred on January 1, 2012:

	Pro Forma for the Six Months Ended June 30,
	2013	2012
Revenue	$52,749	$45,863
Depreciation and amortization	$(1,255)	$(2,407)
Net income (loss)	$7,245	$(4,508)
Net income (loss) per share	$0.28	$(0.17)

These pro forma amounts have been calculated after applying our accounting policies and adjusting the results to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to the tangible and intangible assets had been applied from January 1, 2012.

Wimberly at Deerwood

On February 19, 2013, we acquired Wimberly, a 322-unit multifamily community in Jacksonville, Florida, from an unaffiliated third party.  The purchase price for Wimberly, excluding closing costs, was approximately $35.6 million.  In connection with the acquisition of Wimberly, on February 19, 2013, we entered into a loan for approximately $26.7 million with an unaffiliated third party.   The loan bears interest at a variable annual rate of approximately 2.28% plus 30-day LIBOR and requires interest-only payments for the first 24 months.  The loan may not be prepaid in whole or in part during the first year.  After the first year, the loan may be prepaid in whole (but not in part) with payment of prepayment fees.  The loan must be repaid in its entirety by March 2023.

22 Exchange

We acquired a 90% interest in 22 Exchange, a student housing complex in Akron, Ohio on April 16, 2013 from an unaffiliated third party.  The contract purchase price for the property, excluding closing costs, was approximately $28.1 million.  In connection with the purchase, we entered into a loan for approximately $19.5 million with an unaffiliated third party.  The loan bears interest at a fixed rate of 3.93% and requires interest-only payments for the first 36 months.  During the first 60 months, the loan may be prepaid in whole with payment of prepayment fees.  The loan must be repaid in its entirety by May 2023.

We are in the process of finalizing our acquisition allocations, which are subject to change until the information is finalized, which will be no later than twelve months from the acquisition date.

Real Estate Asset Dispositions

Interchange Business Center

On October 18, 2012, we sold one of the four industrial buildings at Interchange Business Center for a contract sales price of approximately $7.5 million, excluding transaction costs.  On April 12, 2013, we sold the remaining three buildings for a contract sales price of approximately $40.4 million, excluding transaction costs and recorded a gain on sale of real estate property of $14.5 million and loss on early extinguishment of debt of $0.3 million which is reflected in discontinued operations for the three and six months ended June 30, 2013.  A portion of the proceeds from the sale of the asset were used to pay off in full the existing indebtedness of approximately $11.3 million secured by the property.

8.                                      Investment in Unconsolidated Joint Venture

On May 24, 2013, we provided mezzanine financing under the ADC Arrangement totaling $13.7 million to an unaffiliated third-party entity that owns and will develop an apartment complex in Denver, Colorado (“Prospect Park”).  The developer also had a senior construction loan with a third-party lender, in an aggregate principal amount of $35.6 million.  The senior construction loan is guaranteed by the owners of the developer.  Our mezzanine loan to the developer is subordinate to the senior construction loan.  The loan is collateralized by the property and has an annual interest rate of 10% for the first three years of the term; followed by two one-year extension options at which point, the annual interest rate would increase to 14%.  We have evaluated this arrangement and determined that the characteristics are similar to a jointly-owned investment or partnership, and accordingly, the investment is accounted for as an unconsolidated joint venture under the equity method of accounting instead of loan accounting as we will participate in the residual interests through the sale or refinancing of the property.

As of June 30, 2013, the outstanding principal balance under our mezzanine loan was $13.7 million.  In connection with this investment, we capitalized acquisition-related costs and fees totaling $0.4 million.  Interest capitalized for the three

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

and six months ending June 30, 2013 was less than $0.1 million.  For the three and six months ended June 30, 2013, no equity in earnings (losses) of unconsolidated joint venture related to our investment in Prospect Park.

The following table sets forth our ownership interest in Prospect Park that is recorded as an equity investment:

	Ownership Interest	Carrying Amount at
Property Name	at June 30, 2013	June 30, 2013

Prospect Park	N/A	$11,635	(1)

(1)         During the three and six months ended June 30, 2013, we received distributions (return of capital) of approximately $2.4 million and capitalized $0.4 million of acquisition expense.  Approximately $2 million of the $2.4 million distributions is interest reserve (restricted cash on the condensed consolidated balance sheet).

9.                                      Notes Payable

The following table sets forth information on our notes payable as of June 30, 2013 and December 31, 2012:

	Notes Payable as of		Interest	Maturity
Description	June 30, 2013	December 31, 2012	Rate	Date
1875 Lawrence	$15,500	$15,500	30-day LIBOR + 5.35% (1)	01/01/16
Interchange Business Center	—	9,882	30-day LIBOR + 5% (1)(2)(3)	12/01/13
Holstenplatz	10,105	10,375	3.887%	04/30/15
Courtyard Kauai at Coconut Beach Hotel	38,000	38,000	30-day LIBOR + .95% (1)	11/09/15
Florida MOB Portfolio - Palmetto Building	6,001	6,077	4.55%	01/01/16
Florida MOB Portfolio - Victor Farris Building	12,097	12,249	4.55%	01/01/16
Florida MOB Portfolio - Gardens Medical Pavilion	14,215	14,385	4.9%	01/01/18
River Club and the Townhomes at River Club	25,175	25,200	5.26%	05/01/18
Babcock Self Storage	2,204	2,225	5.80%	08/30/18
Lakes of Margate	15,074	15,182	5.49% and 5.92%	01/01/20
Arbors Harbor Town	26,000	26,000	3.985%	01/01/19
Alte Jakobstraße	7,949	8,233	2.3%	12/30/15
Wimberly	26,685	—	30-day LIBOR + 2.28%	03/01/23
22 Exchange	19,500	—	3.93%	05/05/23
	$218,505	$183,308

(1)         30-day LIBOR was 0.19% at June 30, 2013.

(2)         The 30-day LIBOR rate was set at a minimum value of 2.5%.

(3)         On October 18, 2012, we sold one of the four industrial buildings at Interchange Business Center to an unaffiliated third party.  On April 12, 2013, we sold the remaining three buildings to an unaffiliated third party.  A portion of the proceeds from the sale of the remaining three buildings were used to pay off in full the existing indebtedness associated with the property.

At June 30, 2013, our notes payable balance was $218.5 million and consisted of the notes payable related to our consolidated properties.  We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the Courtyard Kauai at Coconut Beach Hotel, Wimberly and 22 Exchange notes payable.  For the six months ended June 30, 2013, in connection with the acquisition of Wimberly and 22 Exchange, we entered into loans for approximately $26.7 million and $19.5 million, respectively, with unaffiliated third parties.  On April 12, 2013, we sold the remaining three industrial buildings at Interchange Business Center to an unaffiliated third party and used a portion of the proceeds from the sale to pay off in full the existing indebtedness of $11.3 million.  See footnote 16, Discontinued Operations for further details.  Interest capitalized for the three and six months ending June 30, 2013 was less than $0.1 million.

We are subject to customary affirmative, negative, and financial covenants and representations, warranties and borrowing conditions, all as set forth in our loan agreements.  As of June 30, 2013, we believe we were in compliance with the covenants under our loan agreements.

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes our contractual obligations for principal payments as of June 30, 2013:

Year	Amount Due
July 1, 2013 - December 31, 2013	$1,081
2014	2,351
2015	57,584
2016	34,695
2017	2,519
Thereafter	120,275
$218,505

10.                               Leasing Activity

Future minimum base rental payments of our office and industrial properties due to us under non-cancelable leases in effect as of June 30, 2013 for our consolidated properties are as follows:

July 1, 2013 - December 31, 2013	$14,296
2014	12,784
2015	10,213
2016	7,468
2017	3,754
Thereafter	4,944
Total	$53,459

The schedule above does not include rental payments due to us from our multifamily, hotel, student housing, and self-storage properties, as leases associated with these properties typically are for periods of one year or less.  As of June 30, 2013, none of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.

11.                               Derivative Instruments and Hedging Activities

We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations.  The hedging strategy of entering into interest rate caps and swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.  As of June 30, 2013, none of our derivative instruments were designated as hedging instruments.

Derivative instruments classified as assets were reported at their combined fair values of $0.2 million and less than $0.1 million in prepaid expenses and other assets at June 30, 2013 and December 31, 2012, respectively.  During the six months ended June 30, 2013 and 2012, we recorded a reclassification of unrealized loss to interest expense of $0.1 million and unrealized loss of less than $0.1 million to other comprehensive income (loss) (“OCI”) in our statement of equity to adjust the carrying amount of the interest rate caps at June 30, 2013 and 2012, respectively.

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

The table below presents the fair value of our derivative financial instruments, as well as their classification on the consolidated balance sheets as of June 30, 2013 and December 31, 2012:

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Balance	Asset Derivatives
Derivatives designated as	Sheet	June 30, 2013	December 31, 2012
hedging instruments:	Location	2013	2012

Interest rate derivative contracts	Prepaid expenses and other assets	$—	$13

	Balance	Asset Derivatives
Derivatives not designated as	Sheet	June 30, 2013	December 31, 2012
hedging instruments:	Location	2013	2012

Interest rate derivative contracts	Prepaid expenses and other assets	$205	$—

The table below presents the effect of our derivative financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2013 and 2012:

Derivatives in Cash Flow Hedging Relationships
Amount of Loss Reclassified from OCI into Income (Effective Portion)
Three Months ended June 30, 2012	Six Months ended June 30, 2012
$(8)	$(14)

Derivatives Not Designated as Hedging Instruments
Amount of Gain or (Loss) (1)
Three months ended June 30, 2013	Six months ended June 30, 2013
$41	$(30)

(1)         Amounts included in interest expense.  For the three and six months ending June 30, 2013, reclassification out of OCI for $56 thousand and $88 thousand, respectively, was due to all derivatives being designated as non-hedging instruments as of January 1, 2013 compared to being designated as hedging instruments as of December 31, 2012.

12.                               Commitments and Contingencies

Our operating leases consist of ground leases on each of eight buildings acquired in connection with the purchase of the Original Florida MOB Portfolio.  Each ground lease is for a term of 50 years, with a 25-year extension option.  The annual payment for each ground lease increases by 10% every five years.  For each of the six months ended June 30, 2013 and 2012, we incurred $0.2 million in lease expense related to our ground leases.  Future minimum lease payments for all operating leases from June 30, 2013 are as follows:

July 1, 2013 - December 31, 2013	$147
2014	293
2015	301
2016	301
2017	301
Thereafter	21,227
Total	$22,570

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

We did not pay any distributions to stockholders during the three and six months ended June 30, 2013.  Total regular distributions paid to stockholders during the three months ended June 30, 2012 were $1.1 million including DRP of $0.7 million.  The special cash distribution of $13 million declared during the first quarter of 2012 was paid in the second quarter of 2012 and was based upon the number of stockholders as of April 3, 2012.  Total distributions paid to stockholders during the six months ended June 30, 2012 were $17.3 million consisting of the special cash distribution of $13 million and regular distributions of $4.3 million including DRP of $2.8 million.  A portion of the $4.3 million regular distributions to stockholders were funded from cash flow provided by operations.  The special cash distribution was funded from proceeds from asset dispositions.  Regular cash distributions were funded from proceeds from our public offerings of shares of our common stock, borrowings and cash flow from operations.  Future distributions, if any, declared and paid may exceed cash flow from operating activities until such time as we invest in additional real estate or real estate-related assets at favorable yields and our investments reach stabilization.

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

The Advisor or its affiliates will also receive acquisition and advisory fees of 2.5% of the amount paid and/or in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets.  The Advisor and its affiliates will also receive acquisition and advisory fees of 2.5% of the funds advanced in respect of a loan investment.  We incurred acquisition and advisory fees payable to the Advisor of $1.9 million and $0.5 million for the six months ended June 30, 2013 and 2012, respectively.

The Advisor or its affiliates also receive an acquisition expense reimbursement in the amount of 0.25% of (i) the funds paid for purchasing an asset, including any debt attributable to the asset, (ii) the funds budgeted for development, construction, or improvement in the case of assets that we acquire and intend to develop, construct, or improve, and (iii) the funds advanced in respect of a loan investment.  In addition, to the extent the Advisor or its affiliates directly provide services formerly provided or usually provided by third parties, including, without limitation, accounting services related to the preparation of audits required by the SEC, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a completed investment, the direct employee costs and burden to the Advisor of providing these services will be acquisition expenses for which we will reimburse the Advisor.  We also pay third parties, or reimburse the Advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder’s fees, title insurance, premium expenses, and other closing costs.  In addition, acquisition expenses for which we will reimburse the Advisor, include any payments made to (i) a prospective seller of an asset, (ii) an agent of a prospective seller of an asset, or (iii) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset.  Except as described above with respect to services customarily or previously provided by third parties, the Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent that they are dedicated to making investments for us, such as wages and benefits of the investment personnel.  The Advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the Advisor or its affiliates incur that are due to third parties or related to the additional services provided by the Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition.  For the six months ended June 30, 2013, we incurred acquisition expense reimbursements of $0.2 million.  We incurred acquisition expense reimbursements of less than $0.1 million for the six months ended June 30, 2012.

We pay the Advisor or its affiliates a debt financing fee of 1% of the amount available under any loan or line of credit made available to us.  It is anticipated that the Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us.  We incurred debt financing fees of $0.4 million and $0.1 million for the six months ended June 30, 2013 and 2012, respectively.

We pay the Advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties.  We incurred no such fees for the three and six months ended June 30, 2013 and 2012.

We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity II Management Services, LLC (“BHO II Management”), or its affiliates, fees for the management, leasing, and construction supervision of our properties.  Property management fees are 4.5% of the gross revenues of the properties managed by BHO II Management or its affiliates, plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a third-party property manager in respect of a property, BHO II Management or its affiliates receives an oversight fee equal to 0.5% of the gross revenues of the property

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

managed.  In no event will BHO II Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay BHO II Management directly for its services, we will pay BHO II Management a management fee or oversight fee, as applicable, based only on our economic interest in the property.  We incurred and expensed property management fees or oversight fees to BHO II Management of approximately $0.5 million and $0.6 million for the six months ended June 30, 2013 and 2012, respectively.

We pay the Advisor or its affiliates a monthly asset management fee of one-twelfth of 1.0% of the sum of the higher of the cost or value of each asset.  For the six months ended June 30, 2013 and 2012, we expensed $1.5 million of asset management fees.  Amounts include asset management fees which were classified to discontinued operations for our held for sale property and our disposed properties.

We reimburse the Advisor or its affiliates for all expenses paid or incurred by the Advisor in connection with the services provided to us, subject to the limitation that we will not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (A) 2% of our average invested assets, or (B) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period.  Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the six months ended June 30, 2013 and 2012, we incurred and expensed such costs for administrative services of $0.8 million and $0.7 million, respectively.

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

15.                               Supplemental Cash Flow Information

Supplemental cash flow information is summarized below:

	Six months ended June 30,
	2013	2012

Interest paid, net of amounts capitalized	$3,838	$5,050

Non-cash investing activities:
Capital expenditures for real estate in accounts payable	$24	$156
Capital expenditures for real estate in accrued liabilities	$358	$725

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$—	$2,790
Offering costs payable to related parties	$—	$8

16.                           Discontinued Operations

During the six months ended June 30, 2012, we sold the Palms of Monterrey.  On April 12, 2013, we sold the remaining three buildings at Interchange Business Center for a contract sales price of approximately $40.4 million, excluding transaction costs.  A portion of the proceeds from the sale were used to pay off in full the existing indebtedness associated with the buildings.

The following table summarizes the disposition of our properties during 2012 and 2013.

Property Name	Date of Disposition	Contract Sales Price
Palms of Monterrey	January 5, 2012	$39,300
Parrot’s Landing	October 31, 2012	$56,300
Interchange Business Center (1)	October 18, 2012	$7,500
Interchange Business Center (1)	April 12, 2013	$40,400

Behringer Harvard Opportunity REIT II, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)         On October 18, 2012, we sold one of the four industrial buildings at Interchange Business Center to an unaffiliated third party.  On April 12, 2013, we sold the remaining three buildings to an unaffiliated third party.

We have classified the results of operations for the properties above into discontinued operations in the accompanying condensed consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Rental revenue	$81	$1,862	$465	$3,864

Expenses
Property operating expenses	40	721	101	1,421
Interest expense	70	757	319	1,543
Real estate taxes	(48)	416	33	811
Property management fees	6	72	13	152
Asset management fees	13	48	50	96
Depreciation and amortization	42	615	276	1,237
Total expenses	123	2,629	792	5,260
Interest income, net	—	—	—	1
Loss on early extinguishment of debt (1)	(260)	—	(260)	(1,236)
Gain on sale of real estate property	14,455	—	14,455	9,264
Income (loss) from discontinued operations	$14,153	$(767)	$13,868	$6,633

(1)         Loss on early extinguishment of debt for the three and six months ended June 30, 2013 was approximately $0.3 million and was comprised of the write-off of deferred financing fees of $0.1 million and an early termination fee of $0.2 million.  Loss on early extinguishment of debt for the six months ended June 30, 2012 was approximately $1.2 million and was comprised of the write-off of deferred financing fees of $0.4 million and an early termination fee of $0.8 million.

17.                           Subsequent Event

We, through a joint venture between our indirect wholly owned subsidiary, Behringer Harvard Florida MOB Member, LLC (“BH Member”), AW SFMOB Investor, LLC (“AW Investor”) and AW SFMOB Managing Member, LLC (“AW Managing Member” and collectively with AW Investor, “AW”) are the 90% owner of ground leasehold interests in a portfolio of eight medical office buildings known as Original Florida MOB Portfolio in South Florida and approximately 7.8 acres excess land related to the buildings (collectively, the Original MOB Portfolio).

On July 8, 2013, the nine special purpose entities that own the Original MOB Portfolio properties, BH Member, and AW entered into a purchase and sale agreement to sell the Original MOB Portfolio to AW for a contract sales price of approximately $64.8 million.  AW has made an earnest money deposit in the amount of approximately $0.1 million.  A second earnest money deposit of $0.1 million is expected to be made on or about September 6, 2013.  We acquired the Original Florida MOB Portfolio on October 8, 2010.  We do not believe that as of June 30, 2013 the property met the criteria for classification as held for sale.  Substantial due diligence effort remain and closing is contingent on a successful completion of those efforts.  Accordingly, we cannot give any assurance that the closing of the sale is probable.

On August 8, 2013 we acquired a 90% interest in Parkside Apartments, a 240-unit multifamily community in Sugarland, Texas, from an unaffiliated third party.  The contract purchase price for the property was $21.5 million.  In connection with the purchase, we assumed a loan of approximately $10.5 million.

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

Market Outlook

During the second quarter of 2013, the Federal Reserve gave its first public announcement that as unemployment reaches the 7% level, it may soon start to taper its economic stimulus programs, setting off increased volatility in the capital markets. In reaction, in less than a month the stock market fell by over 5% and in about 60 days long term treasury rates increased almost 1%, hitting highs for the last two years.  However, as the quarter progressed, the Federal Reserve re-emphasized that any tapering would only be implemented if warranted by the state of the overall economy, which while showing some progress, was still not at a level that justified a change in the current support levels.  Economic indicators supporting the view that the recovery was still not fully sustainable included: GDP for the second quarter of 2013 was at 1.7%, an improvement from the 1.1% growth rate in the first quarter, but still below levels indicative of sustained, robust growth.  Similarly job growth has averaged over 190,000 for the first seven months of 2013, a reasonable level but also below the level required to quickly and significantly sustain higher levels of growth, particularly as a higher percentage of the jobs are lower paying service positions or temporary jobs, where the overall labor participation rate still remains at historic lows.  Housing starts, a critical component in most recoveries, is also reporting very significant progress with many markets at prior sales values but new home construction is still restrained.  Other areas showing modest but uneven improvements were manufacturing hiring and production and consumer spending; however, slower government spending and the increased payroll tax was still a net drag on economic growth.  Consequently, by early August 2013, concerns over immediate Federal Reserve actions had abated,  allowing the stock market to reach all-time highs and while interest rates were still elevated from earlier in the year, they had stabilized.  The general consensus was now that it was unlikely that the Federal Reserve was going to focus solely on unemployment as the triggering event for scaling back its stimulus program and that broader economic measures, which may still need additional time, would be considered.

Going into the third quarter, many analysts are expecting slightly increased economic growth, but are lowering their estimates from earlier in the year.  July’s job growth was the lowest since March 2013 and revised figures for May and June were lower than initially reported.  Interest rates, while still low compared to historical averages, could dampen the housing sector improvements, particularly if they rise any further and start to squeeze out lower income or first time home buyers. Still job growth is exceeding the population growth and the unemployment rate is at the lowest level since December 2008.

Also factoring into second half projections are renewed debates over the U.S. federal budget, spending and debt limits, which appear to never reach a consistent resolution and represent an overhang of uncertainty that may further disrupt economic growth.  We believe that businesses and consumers tend to be very conservative when confronted with these kinds of issues, which could disrupt what could otherwise be a stronger recovery.  On a net basis, we believe the U.S. economy can overcome a certain degree of these issues, and along with most analysts, we expect moderate, but uneven U.S. growth for the near term.  However, these issues have the potential to significantly affect the economy.

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

We own an interest in one hotel property.  Smith Travel Research indicates that during the second quarter of 2013 national overall occupancy rate for hospitality properties in the United States increased 1.3% in year-over-year measurement to 65.9% and the national overall Average Daily Rate (“ADR”) increased 3.6% to $110.47.  The hotel industry is expected to see continued modest growth in 2013.  If the economy continues to improve, we expect room rates for hotels to increase since increased demand for hotel rooms generally correlates with growth in the U.S. gross domestic product (GDP).  Compared to the prior year, Courtyard Kauai at Coconut Beach Hotel experienced a double digit increase in occupancy rate and an approximately 20% increase in ADR in year-over-year measurement.

As of June 30, 2013, a portion of our portfolio is invested in three multifamily properties.  While the US economy continues on a modest recovery, the multifamily sector continues to maintain favorable rent growth and occupancy levels even while the supply fundamentals move back to historical levels.  This performance of the multifamily sector appears consistent with historical trends where real estate investments in the multifamily sector tend to perform better than real estate investments in other sectors during periods of economic recovery.  From a demand perspective, the demographics for the targeted multifamily renter, the age group from 20 to 34 years old, are still positive in the sector.  This group is growing in size, and while the other age segments have experienced employment declines, the 20 to 34 year old segment’s aggregate employment has increased.  Further, while this age group in previous economic cycles experienced increasing single family home ownership, higher credit standards for single family mortgages and more reluctance to commit to home ownership are currently leading to more rental demand.  Also affecting home ownership is a national trend toward delayed marriage.  Given that first time home ownership often follows marriage, this delay is also delaying home ownership.  As a result, single family home ownership, which had peaked at 69.2% in late 2004, has now reduced to approximately 65% as of June 30, 2013.  While improvements in the single family housing sector should eventually affect this trend, we believe the overall positive effects of such an important component of the economy will be a net benefit to the multifamily sector.

On the supply side, after a substantial decline in new developments of multifamily communities from about 2008, supply changes as measured by new permitting have generally returned to historic averages or higher.  We believe that the multifamily fundamentals noted above are leading to this increased development activity; however, this supply for the most part is only making up for lost activity coming out of the recession, which had a trough in 2012.  Further, since high quality multifamily developments can take 18 to 36 months to entitle, permit and construct, we believe there is, even in the most aggressive outlook, a continued window of limited supply.  As a result of these factors, many analysts are still projecting continued multifamily rental growth, albeit at a slower pace due in part to the high correlation with job and income growth.  Some analysts’ reports are already starting to indicate for certain markets that renting is starting to lose its cost advantage over home ownership and that rental increases will eventually hit limits in relation to disposable income.  While the overall factors noted above should still position the multifamily sector to perform better in a slow growth environment, eventually the multifamily sector will need stronger employment, disposable consumer income and household formation to maintain rental growth.

Current interest rates and the availability of multifamily financing are also very favorable factors in the multifamily sector, although, in the past quarter, rates have increased 100 basis points.  For the last three years for the period ended June 30, 2013, five and ten year treasury rates, key benchmarks for multifamily financings, have primarily ranged between 0.6% to 2.8% and 1.0% to 4.0%, respectively.  As of June 30, 2013, five and ten year treasury rates were 1.4% and 2.5%, respectively, which while up from the near term averages are still low by historical standards.  In addition to favorable, general interest rates, government sponsored entities have been a core source for multifamily financing, providing a  favorable base level of support for the sector.  Further, the positive multifamily fundamentals, particularly in high quality, stabilized communities such as ours, have brought in other lending sources.  In addition to government sponsored entities (“GSE”) like Fannie Mae and Freddie Mac, Federal Housing Administration (“FHA”), insurance companies, and commercial banks have been aggressive lenders in this sector.  Recently, the Federal Housing Finance Administration, which oversees the operations of Fannie Mae and Freddie Mac, set a target to reduce the multifamily mortgage market by 10% from the 2012 levels.  It expects this reduction to be achieved through a combination of increased pricing, more limited product offerings, and tighter overall underwriting standards.

In student housing, unlike traditional multifamily housing, all leases typically commence and terminate on the same dates.  In the case of our typical student housing leases, this date coincides with the commencement of the fall academic term with the leases typically terminating at the completion of the last summer school session of the academic year.  As such, we must re-lease each property in its entirety each year during a highly compressed time period, resulting in significant turnover in our tenant population from year to year.  As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the short annual leasing season that typically begins in January and ends in August of each year.  Our properties’ occupancy rates are therefore typically relatively stable during the August to July academic year, but are susceptible to fluctuation at the commencement of each new academic year, which may be greater than the fluctuation in occupancy rates experienced by traditional multifamily properties.  At June 30, 2013, a portion of our portfolio is invested in three student housing complexes which includes two complexes located in Georgia and one complex located in Ohio.

Although the current outlook on these financing trends appears relatively stable, there are risks.  The potential changes in the U.S. Federal Reserve’s monetary policy could further affect interest rates, while the U.S. political deadlock over the debt ceiling, tax policy and government spending levels can affect the overall level of domestic economic growth.  Although the European debt crisis has moderated, there is a risk that the higher-risk European countries, such as Italy, Greece and Spain, could face new pressures over proposed austerity measures or levels of sovereign borrowings or that new problem countries could surface, the latest being Cyprus.  Any of these domestic or global issues could slow growth or push the U.S. into a recession, which could affect the amount of capital available or the costs charged for financings.  Specifically related to the multifamily sector, changes related to GSE’s and other regulatory restrictions could result in less multifamily debt capital and potentially higher borrowing costs.

We are continuing to evaluate an active pipeline of prospective acquisitions.  We generally intend to further stabilize our existing portfolio of assets and prudently invest cash and the proceeds from asset sales into additional value-added opportunities.  We will continue to target income-producing acquisitions including multifamily opportunities in states with strong economies, well-located office properties, value-added investments in real estate with in-place cash flow, and selected mezzanine-financing opportunities with an attractive risk/reward profile.

We expect the activities above to bring us closer to our ultimate goal of maximizing returns to our investors.  Any significant improvement in the currently slow pace of economic recovery should also bode well for our future success in achieving our strategic objectives.

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

We continually evaluate our liquidity and ability to fund future operations and debt obligations.  As part of those analyses, we consider lease expirations and other factors.  Leases at our consolidated office and industrial properties representing 11.8% of our annualized base rent and 13.5% of our rentable square footage (effective monthly rent per square foot of $1.31) will expire by the end of 2013.  As a normal course of business, we are pursuing renewals, extensions and new leases.  If we are unable to renew or extend the expiring leases under similar terms or are unable to negotiate new leases, it would negatively impact our liquidity and adversely affect our ability to fund our ongoing operations.

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

At June 30, 2013, our notes payable balance was $218.5 million and has a weighted average interest rate of 3.7%.  We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the Courtyard Kauai at Coconut Beach Hotel, Wimberly and 22 Exchange notes payable.  On April 12, 2013, we sold the remaining three industrial buildings at Interchange Business Center to an unaffiliated third party and used a portion of the proceeds from the sale to pay off in full the existing indebtedness of $11.3 million associated with the property which was scheduled to mature on December 1, 2013.  As of December 31, 2012, our outstanding note payable balance was $183.3 million.

Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios and liquidity.  As of June 30, 2013, we believe we were in compliance with the debt covenants under our loan agreements.

One of our principal long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of June 30, 2013.  The table does not represent any available extension options ($ in thousands).

	Payments Due by Period
	July 1, 2013 -December 31, 2013	2014	2015	2016	2017	Thereafter	Total
Principal payments - variable rate debt	$—	$—	$38,446	$16,036	$536	$25,167	$80,185
Principal payments - fixed rate debt	1,081	2,351	19,138	18,659	1,983	95,108	138,320
Interest payments - variable rate debt (based on rates in effect as of June 30, 2013)	995	1,980	1,950	728	638	3,128	9,419
Interest payments - fixed rate debt	3,139	6,177	5,843	4,724	4,557	7,574	32,014
Operating leases (1)	147	293	301	301	301	21,227	22,570

Total	$5,362	$10,801	$65,678	$40,448	$8,015	$152,204	$282,508

(1)          Our operating leases consist of ground leases on each of eight buildings acquired in connection with the purchase of the Original Florida MOB Portfolio.  Each ground lease is for a term of 50 years, with a 25-year extension option.  The annual payment for each ground lease increases by 10% every five years.

Results of Operations

As of June 30, 2013, we had 12 real estate investments (including an investment in a portfolio of nine medical office buildings), 11 of which were consolidated in our condensed consolidated financial statements.  During the six months ended June 30, 2013, we completed one acquisition in the first quarter and two acquisitions including an investment in an unconsolidated joint venture in the second quarter.  During the six months ended June 30, 2013, we sold the remaining three buildings at Interchange Business Center in April 2013.

As of June 30, 2012, we had 11 real estate investments of which nine were consolidated in our continuing operations.  During the six months ended June 30, 2012, we sold one property in January 2012.

Three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

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

Revenues.  Revenues for the three months ended June 30, 2013 were $13.3 million, an increase of $2.7 million from the three months ended June 30, 2012.  The change in revenue is primarily due to:

•                  an increase in rental revenue of $1.7 million as a result of our 2013 acquisitions of Wimberly and 22 Exchange; and

•                  an increase of hotel revenue of $1 million at the Courtyard Kauai at Coconut Beach Hotel due to double digit increases in occupancy rate and ADR as a result of improved operating performance.

Property Operating Expenses.  Property operating expenses for the three months ended June 30, 2013 and 2012 were $3.6 million and $3.1 million, respectively.  The increase in property operating expenses was due to our acquisitions of Wimberly and 22 Exchange.

Hotel Operating Expenses.  Hotel operating expenses for the three months ended June 30, 2013 and 2012 were $2.7 million and $2.4 million, respectively.  The increase in hotel operating expenses was due to the increased activity at Courtyard Kauai at Coconut Beach Hotel.

Interest Expense.  Interest expense, net of amounts capitalized for the three months ended June 30, 2013 and 2012 was $2.1 million and $2 million, respectively.  The increase was primarily due to the acquisitions of Wimberly and 22 Exchange.  Interest capitalized for the three months ended June 30, 2013 was less than $0.1 million.

Real Estate Taxes.  Real estate taxes were $1.5 million and $1.1 million for the three months ended June 30, 2013 and 2012, respectively.  The increase for the three months ended June 30, 2013 was primarily due to the acquisitions of Wimberly and 22 Exchange.

Property Management Fees.  Property management fees for each of the three months ended June 30, 2013 and 2012 were $0.5 million and $0.4 million and were comprised of property management fees paid to unaffiliated third parties and BHO II Management.

Asset Management Fees.  Asset management fees for the three months ended June 30, 2013 and 2012 were $0.9 million and $0.8 million, respectively and were comprised of asset management fees for our investments.

Acquisition Expense.  Acquisition expense for the three months ended June 30, 2013 of $1.2 million was primarily due to expenses incurred as a result of our acquisition of 22 Exchange.  Acquisition cost capitalized related to our equity method investment in Prospect Park for the six months ended June 30, 2013 was $0.4 million.  Acquisition expense for the three months ended June 30, 2012 of $0.7 million was primarily due to expenses incurred as a result of our acquisition of Alte Jakobstraße.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2013 and 2012 were $0.8 million and were comprised of auditing fees, legal fees, board of directors’ fees, and other administrative expenses.

Depreciation and amortization.  Depreciation and amortization for the three months ended June 30, 2013 and 2012 was $4.7 million and $3.5 million, respectively.  The increase is primarily a result of our acquisition of Wimberly and 22 Exchange.

Six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

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

Revenues.  Revenues for the six months ended June 30, 2013 were $25.6 million, an increase of $4.5 million from the six months ended June 30, 2012.  The change in revenue is primarily due to:

•                  an increase in rental revenue of $2.4 million as a result of our 2013 acquisition of Wimberly and 22 Exchange and the second quarter 2012 acquisition of Alte Jakobstraße; and

•                  an increase of hotel revenue of $2.1 million at the Courtyard Kauai at Coconut Beach Hotel due to double digit increases in occupancy rate and ADR as a result of improved operating performance after the completion of renovations in the first quarter of 2012.

Property Operating Expenses.  Property operating expenses for the six months ended June 30, 2013 and 2012 were $6.6 million and $5.9 million, respectively.  The acquisitions of both Wimberly and 22 Exchange accounted for $0.5 million of the increase.

Hotel Operating Expenses.  Hotel operating expenses for the six months ended June 30, 2013 and 2012 were $5.5 million and $4.8 million, respectively.  The increase in hotel operating expenses was due to the increased activity at Courtyard Kauai at Coconut Beach Hotel.

Interest Expense.  Interest expense, net of amounts capitalized for the six months ended June 30, 2013 and 2012 was $4.2 million and $3.9 million, respectively.  The increase was primarily due to interest expense for acquisitions of $0.4 million, partially offset by a $0.2 million decrease at 1875 Lawrence as a result of a lower outstanding loan balance during the period.  Interest capitalized for the six months ended June 30, 2013 was less than $0.1 million.

Real Estate Taxes.  Real estate taxes were $2.7 million and $2.1 million for the six months ended June 30, 2013 and 2012, respectively.  The increase for the six months ended June 30, 2013 was primarily due to the acquisitions of both Wimberly and 22 Exchange.

Property Management Fees.  Property management fees for each of the six months ended June 30, 2013 and 2012 were $0.9 million and $0.8 million, respectively and were comprised of property management fees paid to unaffiliated third parties and BHO II Management.

Asset Management Fees.  Asset management fees for the six months ended June 30, 2013 and 2012 were $1.5 million and $1.6 million, respectively and were comprised of asset management fees for our investments.

Acquisition Expense.  Acquisition expense, net of amounts capitalized for the six months ended June 30, 2013 of $3.1 million was primarily due to expenses incurred as a result of our acquisition of both Wimberly and 22 Exchange.  Acquisition cost capitalized related to our equity method investment in Prospect Park for the six months ended June 30, 2013 was $0.4 million.  Acquisition expense for the six months ended June 30, 2012 of $0.7 million was primarily due to expenses incurred as a result of our acquisition of Alte Jakobstraße.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2013 were $1.6 million, as compared to $1.4 million for the six months ended June 30, 2012, and were comprised of auditing fees, legal fees, board of directors’ fees, and other administrative expenses.  The increase is primarily a result of certain costs capitalized during our public offerings that are now expensed due to the termination of the offering in 2012.

Depreciation and amortization.  Depreciation and amortization for the six months ended June 30, 2013 and 2012 was $8.4 million and $7.3 million, respectively.  The increase is primarily a result of our acquisition of Wimberly and 22 Exchange.

See Note 16 to Condensed Consolidated Financial Statements for further information regarding discontinued operations.

Cash Flow Analysis

Cash provided by operating activities for the six months ended June 30, 2013 was $0.2 million and was primarily comprised of the net income of $5.1 million, adjusted for depreciation and amortization, including amortization of deferred financing fees of $9.1 million, loss on early extinguishment of debt of $0.3 million and cash used for working capital and other operating activities of approximately $0.2 million, offset by a gain on the sale of the remaining three buildings at Interchange Business Center of $14.5 million.  Cash provided by operating activities for the six months ended June 30, 2012 was $0.5 million and was primarily comprised of the net loss of $0.6 million, adjusted for depreciation and amortization, including amortization of deferred financing fees of $9 million, offset by a gain on sale of the Palms of Monterrey of $9.3 million and cash used for working capital and other operating activities of approximately $1.4 million.

Cash used by investing activities for the six months ended June 30, 2013 was $42.1 million, and was comprised of purchases of real estate of $63.5 million, an investment in Prospect Park of $14.1 million, additions of property and equipment of $4.3 million and a change in restricted cash of $2 million, offset by proceeds from the sale of the remaining three buildings at Interchange Business Center of $39.1 million, a return of investment in Prospect Park of $2.4 million and acquisition deposits of $0.3 million.  Cash provided by investing activities for the six months ended June 30, 2012 was $21.1 million, and was comprised of net proceeds from sale of the Palms of Monterrey of $38.7 million, offset by purchase of real estate of $11 million, additions of property and equipment of $6 million and an increase in restricted cash of $0.6 million.

Cash provided by financing activities for the six months ended June 30, 2013 was $32.7 million, and was comprised of net proceeds and financing costs of $34.5 million and offering costs receivable from related party of $3.8 million, offset by net distributions to non-controlling interest holders of $5.3 million, redemptions of common stock of $0.2 million and purchases of interest rate derivatives of $0.1 million.  Cash used in financing activities for the six months ended June 30, 2012 was $32.5 million, and was comprised of payments to notes payable, net of proceeds and financing costs, of $17.1 million, cash distributions to our stockholders of $14.5 million, net distributions to non-controlling interest holders of $5.6 million, redemptions of common stock of $0.9 million, offset by the issuance of common stock, net of offering costs, of $5.6 million.

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

Our calculation of FFO for the three and six months ended June 30, 2013 and 2012 is presented below ($ in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss) attributable to the Company	$6,014	$(4,360)	$1,682	$(667)
Adjustments for (1):
Real estate depreciation and amortization(2)	4,503	3,615	8,018	7,472
Gain on sale of real estate (3)	(10,569)	—	(10,569)	(8,338)

Funds from operations (FFO)	$(52)	$(745)	$(869)	$(1,533)

GAAP weighted average shares:
Basic and diluted	26,039	26,089	26,046	25,908

FFO per share	$(0.00)	$(0.03)	$(0.03)	$(0.06)

Net income (loss) per share	$0.23	$(0.17)	$0.06	$(0.02)

(1)         Reflects continuing operations, as well as discontinued operations.

(2)         Includes our consolidated amount and the noncontrolling interest adjustment for the third-party partners’ share.

(3)         For the three and six months ended June 30, 2013, includes our proportionate share of the gain on the sale of real estate related to the remaining three buildings at Interchange Business Center.  For the six months ended June 30, 2012, includes our proportionate share of the gain on the sale of real estate related to Palms of Monterrey.

Provided below is additional information related to selected items included in net gain (loss) above, which may be helpful in assessing our operating results.

•                  Straight-line rental revenue of $0.1 million and $0.3 million was recognized for the three and six months ended June 30, 2013, respectively.  Straight-line rental revenue of $0.1 million and $0.2 million was recognized for the three and six months ended June 30, 2012, respectively.  The noncontrolling interest portion of straight-line rental revenue for the six months ended June 30, 2013 and 2012 was less than $0.1 million.

•                  Net above/below market lease amortization of less than $0.1 million was recognized as a decrease and an increase to rental revenue for the six months ended June 30, 2013 and 2012, respectively.  The noncontrolling interest portion of net above/below market lease amortization for the six months ended June 30, 2013 and 2012 was less than $0.1 million.

•                  Amortization of deferred financing costs of $0.2 million and $0.5 million was recognized as interest expense for our notes payable for the three and six months ended June 30, 2013, respectively.  Amortization of deferred financing costs of $0.2 million and $0.5 million was recognized as interest expense for our notes payable for the three and six months ended June 30, 2012, respectively.

•                  During the three and six months ended June 30, 2013, we recognized loss on early extinguishment of debt of $0.3 million comprised of the write-off of deferred financing fees of $0.1 million and an early termination fee of $0.2 million.  During the six months ended June 30, 2012, we recognized loss on early extinguishment of debt of $1.2 million comprised of the write-off of deferred financing fees of $0.4 million and an early termination fee of $0.8 million.

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

The following summarizes certain information related to the sources of distributions ($ in thousands):

Six months ending
June 30,
2012
Total Distributions Paid (1)	$17,326

Principal Sources of Funding:
Distribution Reinvestment Plan	$2,790
Cash flow provided by operating activities	$494
Cash available at the beginning of the period (2)	$80,130

(1)         Includes special cash distribution of $13 million.

(2)         Represents the cash available at the beginning of the reporting period (January 1, 2012) primarily attributable to excess funds raised from the issuance of common stock and borrowings, after the impact of historical operating activities, other investing and financing activities.

We did not pay any distributions to stockholders during the six months ended June 30, 2013.  Total distributions paid to stockholders during the three months ending June 30, 2012 were $14.1 million consisting of the special cash distribution of $13 million and regular distributions of $1.1 million.  The special cash distribution was funded from proceeds from asset dispositions and the regular distributions were funded from cash flow provided by operations.  Total distributions paid to stockholders during the six months ending June 30, 2012 were $17.3 million consisting of the special cash distribution of $13 million and the regular distributions of $4.3 million.  The special cash distribution was funded from proceeds from asset dispositions.  A portion of the $4.3 million regular distributions to stockholders was funded from cash flow provided by operations.  Future distributions declared and paid may exceed cash flow from operating activities or funds from operations until such time as we invest in additional real estate or real estate-related assets at favorable yields and our investments reach stabilization.

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

Investment in Unconsolidated Joint Venture

We provide funding to third party developers for the acquisition, development and construction of real estate.  Under the ADC Arrangement, we may participate in the residual profits of the project through the sale or refinancing of the property.  We evaluate these arrangements to determine if they have characteristics similar to a loan or if the characteristics are more similar to a joint venture or partnership such as participating in the risks and rewards of the project as an owner or an investment partner.  When we determine that the characteristics are more similar to a jointly-owned investment or partnership, we account for the arrangements as an investment in an unconsolidated joint venture under the equity method of accounting (Note 8) or a direct investment (consolidated basis of accounting) instead of applying loan accounting.  The ADC Arrangement is periodically reassessed.

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

We also evaluate our investments in unconsolidated joint ventures at each reporting date.  If we believe there is an other than temporary decline in market value, we will record an impairment charge based on these evaluations.  We assess potential impairment by comparing our portion of estimated future undiscounted operating cash flows expected to be generated by the joint venture over the life of the joint venture’s assets to the carrying amount of the joint venture.  In the event that the carrying amount exceeds our portion of estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the joint venture to its estimated fair value.

We believe the carrying value of our operating real estate is currently recoverable.  Accordingly, there were no impairment charges for the six months ended June 30, 2013 and 2012.  However, if market conditions worsen beyond our current expectations, or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

As of June 30, 2013, we maintained approximately $2 million in Euro-denominated accounts at European financial institutions.  We currently have two investments in Europe.  As the cash is held in the same currency as the real estate assets and related loans, we believe that we are not materially exposed to any significant foreign currency fluctuations related to these accounts as it relates to ongoing property operations.  Material movements in the exchange rate of Euros could materially impact distributions from our foreign investments.

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $218.5 million in notes payable at June 30, 2013, $80.2 million represented debt subject to variable interest rates, of which $15.5 million is subject to minimum interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.8 million.

Interest rate caps classified as assets were reported at their combined fair value of $0.2 million within prepaid expenses and other assets at June 30, 2013.  A 100 basis point decrease in interest rates would result in a $0.2 million net decrease in the fair value of our interest rate caps.  A 100 basis point increase in interest rates would result in a $0.4 million net increase in the fair value of our interest rate caps.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 30, 2013, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The terms on which we redeem shares may differ between redemptions upon a stockholder’s death, “qualifying disability” (as defined in the share redemption program) or confinement to a long-term care facility (collectively, “Exceptional Redemptions”) and all other redemptions (“Ordinary Redemptions”).  Our board of directors determined to suspend until further notice accepting Ordinary Redemptions effective April 1, 2012.  Under our share redemption program in effect for the six months ended June 30, 2013, the purchase price for shares redeemed under the redemption pursuant to an Exceptional Redemption request is set forth below.

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

During the six months ended June 30, 2013 our board of directors redeemed all nine Exceptional Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 22,059 shares redeemed for $0.2 million (approximately $8.52 per share).  All redemptions were funded with cash on hand.

We have not presented information regarding submitted and unfulfilled Ordinary Redemption requests for the six months ended June 30, 2013 as our board of directors suspended Ordinary Redemptions effective April 1, 2012 and we believe many stockholders who may otherwise desire to have their shares redeemed have not submitted a request due to the suspension of Ordinary Redemptions.

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

During the quarter ended June 30, 2013, we redeemed shares as follows:

2013	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
April	—	$—	—
May	2,029	$8.51	2,029	(1)
June	—	$—	—

	2,029	$8.51	2,029	(1)

(1) A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.                                                         Defaults Upon Senior Securities.

None.

Item 4.                                                         Mine Safety Disclosures.

None.

Item 5.         Other Information.

Determination of Estimated Per Share Value

On August 7, 2013, pursuant to the Amended and Restated Policy for Estimation of Common Stock Value (the “Estimated Valuation Policy”), our board of directors met and established an estimated per share value of the Company’s common stock as of August 1, 2013 of $10.09.  This estimate is being provided to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (“FINRA”) rules with respect to customer account statements and to assist fiduciaries in discharging their obligations under Employee Retirement Income Security Act (“ERISA”) reporting requirements.

Process and Methodology

Our board of directors’ objective in determining an estimated value per share was to arrive at an estimated value that it believes is reasonable after consultation with our Advisor and with an independent, third party valuation and advisory firm engaged by the Company, using what the board of directors deems to be appropriate valuation methodologies and assumptions under current circumstances in accordance with the Estimated Valuation Policy.

In arriving at an estimated value per share for the board’s consideration, the Advisor utilized valuation methodologies that it believes are standard and acceptable in the real estate industry for the types of assets held by the Company.  As a part of the Company’s valuation process, the Company obtained the opinion of Duff & Phelps, LLC (“Duff & Phelps”), an independent third party, to estimate the “as is” market value of the Company’s real estate investments and to render an opinion as to the reasonableness of the valuation methodology and valuation conclusions of the Advisor for the Company’s other assets and liabilities.  Duff & Phelps is a global financial advisory and investment banking firm.

Our board of directors met on August 7, 2013 to review and consider the valuation analyses prepared by the Advisor and Duff & Phelps.  The Advisor presented a report to the board of directors with an estimated per share value, and the board of directors conferred with the Advisor and a representative from Duff & Phelps regarding the methodologies and assumptions used.  The board of directors, which is responsible for determining the estimated per share valuation, considered all information provided in light of its own familiarity with our assets and unanimously approved an estimated value of $10.09 per share.

In forming their conclusion of the value of the real estate investment properties held by the Company as of August 1, 2013, Duff & Phelps conducted appraisals of all of our real estate investment properties acquired before April 2013.  For investments made after April 1, 2013, Duff & Phelps relied on third party appraisals that were obtained in connection with those investments.  Duff & Phelps’ conclusion was subject to various limitations.  Duff & Phelps scope included:

•                  Review of the Company’s real estate investment historical performance and  business plans related to operations of the investment;

•                  Review of the applicable markets by means of publications and other resources to measure current market conditions, supply and demand factors, and growth patterns;

•                  Review of key market assumptions for mezzanine investments and mortgage liabilities, including but not limited to interest rates and collateral;

•                  Review of the data models supporting the valuation for each investment;

•                  Review of key assumptions utilized in the valuation models, including but not limited to terminal capitalization rates, discount rates, and growth rates;

•                  Review of Advisor calculations related to value allocations to non-controlling interests and joint venture interests, based on contractual terms and market assessments; and

•                  Review of valuation methodology for other assets and liabilities.

In forming its opinion, Duff & Phelps relied on information provided by our Advisor and third parties without independent verification.  Duff & Phelps did not perform engineering or structural studies or environmental studies of any of the properties, nor did they perform an independent appraisal of the other assets and liabilities included in our estimated value per share.  Our Advisor provided Duff & Phelps with information regarding lease terms and the physical condition and capital expenditure requirements of each property.

Duff & Phelps provided an opinion that the resulting “as is” market value for the Company’s properties as calculated by Duff &Phelps, and the other assets and liabilities as valued by the Advisor, along with the corresponding net asset value (NAV) valuation methodologies and assumptions used by the Advisor to arrive at a recommended value of $10.09 per share as of August 1, 2013, are appropriate and reasonable.

Duff & Phelps has acted as a valuation advisor to the Company in connection with this assignment.  The compensation paid to Duff & Phelps in connection with this assignment was not contingent upon the successful completion of any transaction or conclusion reached by Duff & Phelps.  Duff & Phelps has rendered valuation advisory services to another Behringer Harvard sponsored investment program during the past two years for which it received usual and customary compensation.  Duff & Phelps may be engaged to provide financial advisory services to the Company, its Advisor or other Behringer Harvard sponsored investment programs or their affiliates in the future.

The following is a summary of the valuation methodologies used for each type of asset:

Investments in Real Estate.  The Company has focused on acquiring commercial real estate properties in different asset classes requiring development, redevelopment, or repositioning.  Due to the opportunistic or value-added nature of the Company’s real estate investments, both Duff & Phelps and our Advisor utilized a variety of valuation methodologies, each as appropriate for the asset type under consideration to assign an estimated value to each asset.  Our Advisor estimated the value of our investments in real estate utilizing multiple valuation methods, as appropriate for each asset, including an income approach using discounted cash flow analysis and a sales comparable analysis.  We believe that real estate investments with non-recurring operating results related to property redevelopment, tenant improvements, leasing costs, short-term vacancies, and other elements of opportunistic and value-add strategies, are appropriately valued using a discounted cash flow approach.  The key assumptions used in this approach were specific to each property type, market location, and quality of each property, and were based on similar investors’ return expectations and market assessments.  In calculating values for our assets, our Advisor used balance sheet and cash flow estimates as of June 30, 2013 after an appropriate marketing process and giving effect to forecasted cash flows for the third quarter of 2013.

While our Advisor believes that the approaches used by appraisers in valuing our real estate assets, including an income approach using discounted cash flow analysis and sales comparable analysis, is standard in the real estate industry, the estimated values for our investments in real estate may or may not represent current market values or fair values determined in accordance with GAAP.  Real estate is currently carried at its amortized cost basis in our financial statements, subject to any adjustments applicable under GAAP.

Duff & Phelps prepared appraisals of our properties in connection with the valuation.  The appraisals estimated values by using discounted cash flow, sale comparables, or a weighting of these approaches in determining each property’s value.  The appraisals employed a range of terminal capitalization rates, discount rates, growth rates, and other variables that fell within ranges that Duff & Phelps and the Advisor believed would be used by similar investors to value the properties we own.  The assumptions used in developing these estimates were specific to each property (including holding periods) and were determined based upon a number of factors including the market in which the property is located, the specific location of the property within the market, property and market vacancy, tenant demand for space and investor demand and return requirements.

Investment in Mezzanine Loan.  The value of our Mezzanine Loan investment, which was entered into on May 24, 2013, was valued at the outstanding principal balance.  The loan is accounted for as an investment in unconsolidated joint venture on our condensed consolidated balance sheet at June 30, 2013.

Mortgage Loans.  Values for mortgage loans were estimated by the Advisor using a discounted cash flow analysis, which would use inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratios.  The current market interest rate was generally determined based on market rates for available comparable debt.  The estimated current market interest rates for mortgage loans ranged from 2.6% to 6.2%.

Other Assets and Liabilities.  For a majority of our other assets and liabilities, consisting of cash and cash equivalents, short-term investments, accounts payable and other liabilities, the carrying values as of June 30, 2013, adjusted for significant activity to August 1, 2013, were considered equal to fair value by the Advisor due to their cost-based characteristics or short maturities.  In connection with our estimated valuation of operating properties, notes receivable and mortgage loans payable, certain GAAP balances related to accumulated depreciation and amortization, straight-lining of rents, deferred revenues and expenses, and debt and notes receivable premiums and discounts have been eliminated as the accounts were already considered in the estimated values.

Noncontrolling Interests.  In those situations where our consolidated assets and liabilities are held in joint venture structures in which other equity holders have an interest, the Advisor has valued those noncontrolling interests based on the terms of the joint venture agreement applied in the liquidation of the joint venture.  The resulting noncontrolling interests are a deduction to the estimated value.

Common Stock Outstanding.  In deriving an estimated per share value, the total estimated value was divided by 26.04 million, the total number of common shares outstanding as of August 1, 2013, on a fully diluted basis, which includes financial instruments that can be converted into a known or determinable number of common shares.  As of the valuation date, none of the financial instruments that could be converted into common shares are currently convertible into a known or determinable number of common shares.  The determination of the number of common shares outstanding used in the estimated value per share is the same as used in GAAP computations for per share amounts.

Our estimated value per share was calculated by aggregating the value of our assets, subtracting the value of our liabilities, and dividing the net total by the fully-diluted common stock outstanding.  Our estimated value per share is effective as of August 1, 2013.  As a practical consideration, certain of the inputs and assumptions are based on amounts as of June 30, 2013 or later dates through August 1, 2013, as described above. We believe such amounts are reasonable and representative of value estimates as of August 7, 2013.

The estimated per share value does not reflect a liquidity discount for the fact that the shares are not traded on a national securities exchange, a discount for the non-assumability or prepayment obligations associated with certain of the Company’s debt, or a discount for our corporate level overhead and other costs that may be incurred, including any costs related to the sale of the Company’s assets.  Different parties using different assumptions and estimates could derive a different estimated value per share, and these differences could be significant.  The markets for real estate can fluctuate and values are expected to change in the future.

This value does not reflect “enterprise value,” which could include premiums or discounts for:

•                  the size of our portfolio: although some buyers may pay more for a portfolio compared to prices for individual properties;

•                  the characteristics of our working capital, leverage, credit facility and other financial structures where some buyers may ascribe different values based on synergies, cost savings or other attributes;

•                  disposition and other expenses that would be necessary to realize the value;

•                  the provisions under our advisory agreement and our potential ability to secure the services of a management team on a long-term basis; or

•                  the potential difference in our share value if we were to list our shares on a national securities exchange.

Allocation of Estimated Value

As of August 1, 2013, our estimated per share value was allocated as follows (amounts in thousands, except per share):

		Estimated
	Estimated	Value
	Value	per share
Real Estate:
Operating	$417,080	$16.01
Mezzanine loan investment (1)	13,750	0.53
Cash and cash equivalents	68,720	2.64
Restricted cash	6,986	0.27
Notes payable	(213,418)	(8.20)
Other assets and liabilities	(7,105)	(0.27)
Noncontrolling interests	(23,247)	(0.89)
Estimated value	$262,766	$10.09

(1)         Accounted for as an investment in unconsolidated joint venture on our condensed consolidated balance sheet at June 30, 2013.

The following are the key assumptions (shown on a weighted average basis) which are used in the discounted cash flow models to estimate the value of the real estate assets we currently own.

	Office			Student
	Buildings	Hotel	Multifamily	Housing	Self-storage
Exit capitalization rate	6.83%	7.50%	6.61%	7.25%	8.50%
Discount rate	7.92%	9.50%	7.59%	8.25%	9.50%
Annual market rent growth	2.78%	3.00%	3.00%	2.50%	2.50%
Average holding period	10.5 yrs	10.0 yrs	10.0 yrs	10.0 yrs	10.0 yrs

The following are ranges of the key assumptions which are used in the discounted cash flow models to estimate the value of the real estate assets we currently own. The discounted cash flow analyses for our hotel, student housing, and self-storage properties contained only one property per category, and therefore, no range of values is available.

Office
	Buildings	Multifamily
Exit capitalization rate	5.50% - 7.50%	6.25% - 7.00%
Discount rate	6.00% - 8.75%	7.25% - 8.00%

As of June 30, 2013, we had 26,038,553 shares outstanding.  The potential dilutive effect of our common stock equivalents does not affect our estimated per share value as there were no potentially dilutive securities outstanding at June 30, 2013.

The real estate assets we owned as of June 30, 2013 reflect an overall increase of 16.7% from the original purchase price (excluding acquisition costs and operating deficits) plus post-acquisition capital investments.

While we believe that our assumptions utilized are reasonable, a change in these assumptions would affect the calculation of value of our real estate assets. The table below presents the estimated increase or decrease to our estimated value per share for a 25 basis point increase and decrease in the discount rates and capitalization rates, our more significant assumptions used in our estimated value. The table is only hypothetical to illustrate possible results if only one change in assumptions was made, with all other factors held constant. Further, each of these assumptions could change by more than 25 basis points or not change at all. We have also invested in non-U.S. dollar denominated real property and real estate-related securities exposing us to fluctuating currency rates. A change in the foreign exchange currency rates may have an adverse impact on our value.

	Change in Estimated Value per Share
	Increase of 25 basis points	Decrease of 25 basis points
Capitalization rate	$(0.29)	$0.31
Discount rate	$(0.26)	$0.27

Limitations of Estimated Value Per Share

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete.  Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our board’s estimated value per share.  The estimated per share value determined by our board of directors neither represents the fair value according to GAAP of our assets less liabilities, nor does it represent the amount our shares would trade at on a national securities exchange or the amount a shareholder would obtain if he tried to sell his shares or if we liquidated our assets.  Accordingly, with respect to the estimated value per share, the Company can give no assurance that:

•                  a stockholder would be able to resell his or her shares at this estimated value;

•                  a stockholder would ultimately realize distributions per share equal to the Company’s estimated value per share upon liquidation of the Company’s assets and settlement of its liabilities or a sale of the Company;

•                  the Company’s shares would trade at the estimated value per share on a national securities exchange; or

•                  the methodologies used to estimate the Company’s value per share would be acceptable to FINRA or under ERISA for compliance with their respective reporting requirements.

For further information regarding the limitations of the estimated value per share, see the Estimated Valuation Policy filed as Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 28, 2012.  Although our Estimated Valuation Policy requires us to update our estimated per share value at least every 18 months, we intend to update our estimated per share value on an annual basis.

The estimated value of our shares was calculated as of a particular point in time.  The value of the Company’s shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets.  There is no assurance of the extent to which the current estimated valuation should be relied upon for any purpose after its effective date regardless that it may be published on any statement issued by the Company or otherwise.

The Company is diligently working to secure new leases with quality tenants to: increase net operating income and the ultimate value of our assets; complete, market, and sell development assets; execute on other value creation strategies; and minimize expenses when possible.

Share Redemption Price for Share Redemption Program

In accordance with the Company’s Second Amended and Restated Share Redemption Program, as of August 7, 2013, the per share redemption price for redemptions automatically adjusted as a result of the initial determination by our Board of the estimated per share value.

Beginning August 7, 2013, the per share redemption price for exceptional redemptions, which are those redemptions made on circumstances of death, qualifying disability or need for long-term care of an investor, will equal the lesser of 90% of (a) $10.09, which is the estimated per share value disclosed above, and (b) the average price per share that investor paid for all of his shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) less aggregate per share amount of any special distributions so designated by the Board distributed to stockholders prior to the redemption date and declared from the date of first issue of the shares redeemed (the “Special Distributions”).

For all other ordinary redemptions, the per share redemption price will be the lesser of 80% of (i) $10.09 and (ii) the average price per share that the investor paid for all of his shares less any Special Distributions.  However, as previously disclosed, the Company has suspended redemptions other than exceptional redemptions until further notice.

Item 6.                                                         Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

Dated: August 13, 2013	By:	/s/ Andrew J. Bruce
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

101**

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 13, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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