Form 10-Q
period 2013-09-30
Behringer Harvard Opportunity REIT II, Inc.
filed 2013-11-13
CIK 1387061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, Behringer Harvard Opportunity REIT II, Inc. had 26,019,075 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.
FORM 10-Q
Quarter Ended September 30, 2013

PART I
FINANCIAL INFORMATION
Item 1.                   Financial Statements (Unaudited).

Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except shares)
(unaudited)

	September 30, 2013	December 31, 2012
Assets
Real estate
Land and improvements, net	$65,448	$73,380
Buildings and improvements, net	220,157	199,915
Real estate under development	102	838
Total real estate	285,707	274,133

Cash and cash equivalents	101,845	77,752
Restricted cash	7,501	3,491
Accounts receivable, net	2,505	3,008
Receivable from related party	—	3,269
Prepaid expenses and other assets	1,438	1,781
Investment in unconsolidated joint venture	11,858	—
Furniture, fixtures and equipment, net	8,177	6,864
Deferred financing fees, net	3,408	3,398
Lease intangibles, net	2,280	5,370
Total assets	$424,719	$379,066
Liabilities and Equity
Notes payable	$212,117	$183,308
Accounts payable	1,374	1,777
Payables to related parties	659	—
Acquired below-market leases, net	355	904
Distributions payable to noncontrolling interest	4,353	—
Accrued and other liabilities	8,771	6,544
Total liabilities	227,629	192,533

Commitments and contingencies	0	0

Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 26,019,075 and 26,060,612 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	3	3
Additional paid-in capital	232,929	233,283
Accumulated distributions and net loss	(45,727)	(58,249)
Accumulated other comprehensive income	357	126
Total Behringer Harvard Opportunity REIT II, Inc. equity	187,562	175,163
Noncontrolling interest	9,528	11,370
Total equity	197,090	186,533
Total liabilities and equity	$424,719	$379,066

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Rental revenue	$7,615	$5,538	$20,564	$16,221
Hotel revenue	3,982	3,073	10,994	7,980
Total revenues	11,597	8,611	31,558	24,201

Expenses
Property operating expenses	2,857	1,772	6,975	5,076
Hotel operating expenses	3,008	2,544	8,496	7,389
Interest expense, net	2,053	1,737	5,776	5,152
Real estate taxes	1,278	781	3,418	2,258
Property management fees	399	301	1,090	855
Asset management fees	990	776	2,535	2,350
General and administrative	1,225	850	2,858	2,241
Acquisition expense	996	10	4,053	739
Depreciation and amortization	3,447	2,413	10,202	8,062
Total expenses	16,253	11,184	45,403	34,122

Interest income, net	25	29	83	93
Other income	28	17	37	96

Loss from continuing operations	(4,603)	(2,527)	(13,725)	(9,732)

Income (loss) from discontinued operations, including gains on disposition	16,952	(866)	31,134	5,715

Net income (loss)	12,349	(3,393)	17,409	(4,017)

Noncontrolling interest in continuing operations	182	136	560	606
Noncontrolling interest in discontinued operations	(1,691)	156	(5,447)	(357)
Net (income) loss attributable to the noncontrolling interest	(1,509)	292	(4,887)	249
Net income (loss) attributable to the Company	$10,840	$(3,101)	$12,522	$(3,768)

Amounts attributable to the Company
Continuing operations	$(4,421)	$(2,391)	$(13,165)	$(9,126)
Discontinued operations	15,261	(710)	25,687	5,358
Net income (loss) attributable to the Company	$10,840	$(3,101)	$12,522	$(3,768)

Weighted average shares outstanding:
Basic and diluted	26,032	26,069	26,041	25,962

Net income (loss) per share
Continuing operations	$(0.17)	$(0.09)	$(0.51)	$(0.35)
Discontinued operations	0.59	(0.03)	0.99	0.20
Basic and diluted income (loss) per share	$0.42	$(0.12)	$0.48	$(0.15)

Comprehensive income (loss):
Net income (loss)	$12,349	$(3,393)	$17,409	$(4,017)
Other comprehensive income (loss):
Reclassification of unrealized loss on interest rate derivatives to net income	18	—	106	—
Unrealized loss on interest rate derivatives	—	9	—	8
Foreign currency translation gain (loss)	262	161	135	(193)
Total other comprehensive income (loss)	280	170	241	(185)
Comprehensive income (loss)	12,629	(3,223)	17,650	(4,202)
Comprehensive (income) loss attributable to noncontrolling interest	(1,513)	292	(4,897)	248
Comprehensive income (loss) attributable to the Company	$11,116	$(2,931)	$12,753	$(3,954)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Statements of  Equity
(in thousands)
(unaudited)

							Accumulated
	Convertible Stock		Common Stock		Additional	Accumulated	Other
	Number	Par	Number	Par	Paid-in	Distributions and	Comprehensive	Noncontrolling	Total
	of Shares	Value	of Shares	Value	Capital	Net (Loss)	Income (loss)	Interest	Equity
Balance at January 1, 2012	1	$—	25,267	$3	$225,968	$(43,657)	$83	$14,607	$197,004
Net income (loss)						(3,768)		(249)	(4,017)
Issuance of common stock, net			910	—	8,346				8,346
Redemption of common stock			(111)		(990)				(990)
Distributions declared on common stock						(16,257)			(16,257)
Contributions from noncontrolling interest								1,543	1,543
Distributions to noncontrolling interest								(7,157)	(7,157)
Other comprehensive loss:
Unrealized losses on interest rate derivatives							7	1	8
Foreign currency translation loss							(193)		(193)
Balance at September 30, 2012	1	—	26,066	3	233,324	(63,682)	(103)	8,745	$178,287
Balance at January 1, 2013	1	$—	26,060	$3	$233,283	$(58,249)	$126	$11,370	$186,533
Net income						12,522		4,887	17,409
Redemption of common stock			(41)		(354)				(354)
Contributions from noncontrolling interest								4,655	4,655
Distributions to noncontrolling interest								(11,394)	(11,394)
Other comprehensive income (loss):
Reclassification of unrealized loss on interest rate derivatives to net income							96	10	106
Foreign currency translation loss							135		135
Balance at September 30, 2013	1	$—	26,019	$3	$232,929	$(45,727)	$357	$9,528	$197,090

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$17,409	$(4,017)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	12,828	12,262
Amortization of deferred financing fees	725	800
Gain on sale of discontinued operations	(31,520)	(9,264)
Loss on early extinguishment of debt	260	1,236
Loss on derivatives	76	—
Change in operating assets and liabilities:
Accounts receivable	(361)	(932)
Prepaid expenses and other assets	214	(261)
Accounts payable	(364)	1,024
Accrued and other liabilities	1,533	3,428
Payables to related parties	96	104
Addition of lease intangibles	(602)	(336)
Cash provided by operating activities	294	4,044

Cash flows from investing activities:
Acquisition deposits	250	—
Purchases of real estate	(74,685)	(11,039)
Investment in unconsolidated joint venture	(14,302)	—
Return of investment in unconsolidated joint ventures	2,444	—
Proceeds from sale of discontinued operations	83,470	38,684
Additions of property and equipment	(6,159)	(11,701)
Change in restricted cash	(2,026)	(332)
Cash provided by (used in) investing activities	(11,008)	15,612

Cash flows from financing activities:
Financing costs	(1,228)	(1,015)
Proceeds from notes payable	47,653	7,401
Payments on notes payable	(12,611)	(29,761)
Purchase of interest rate derivatives	(133)	—
Issuance of common stock	—	6,142
Redemptions of common stock	(354)	(990)
Offering costs receivable from (payable to) related party	3,832	(553)
Distributions	—	(14,536)
Contributions from noncontrolling interest holders	4,655	1,543
Distributions to noncontrolling interest holders	(7,041)	(7,157)
Cash provided by (used in) financing activities	34,773	(38,926)

Effect of exchange rate changes on cash and cash equivalents	34	56
Net change in cash and cash equivalents	24,093	(19,214)
Cash and cash equivalents at beginning of period	77,752	80,130
Cash and cash equivalents at end of period	$101,845	$60,916

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

We acquire and operate commercial real estate and real estate-related assets.  In particular, we focus generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  In addition, our opportunistic investment strategy also includes investments in real estate-related assets that present opportunities for higher current income.  Such investments may have capital gain characteristics, whether as a result of a discount purchase or related equity participations.  We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties.  These properties may be existing, income-producing properties, newly constructed properties, or properties under development or construction.  They may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multi-tenant use.  We may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  Further, we also may originate or invest in collateralized mortgage-backed securities and mortgage, bridge or mezzanine loans, or in entities that make investments similar to the foregoing.  We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions.  As of September 30, 2013, we had 13 real estate investments, 12 of which were consolidated into our condensed consolidated financial statements.

Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware (“Behringer Harvard Opportunity OP II”).  As of September 30, 2013, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, was the sole general partner of Behringer Harvard Opportunity OP II and owned a 0.1% partnership interest in Behringer Harvard Opportunity OP II.  As of September 30, 2013, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of Behringer Harvard Opportunity OP II and owned the remaining 99.9% interest in Behringer Harvard Opportunity OP II.

We are externally managed and advised by Behringer Harvard Opportunity Advisors II, LLC (the "Advisor").  The Advisor is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.

Organization

In connection with our initial capitalization, on January 19, 2007, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer Harvard Holdings.  Behringer Harvard Holdings transferred its shares of convertible stock to the Advisor on April 2, 2010.

As of September 30, 2013, we had issued 26.7 million shares of our common stock, including 22,471 shares owned by Behringer Harvard Holdings and 2.2 million shares issued through the distribution reinvestment plan (the “DRP”).  As of September 30, 2013, we had redeemed 0.7 million shares of our common stock and had 26.0 million shares of common stock outstanding.  As of September 30, 2013, we had 1,000 shares of convertible stock issued and outstanding to the Advisor.

Our common stock is not currently listed on a national securities exchange.  The timing of a liquidity event will depend upon then prevailing market conditions. We currently intend to consider the process of disposing assets, liquidating, and distributing the net proceeds to our stockholders no later than three to six years after the termination of our initial public offering of common stock which occurred on July 3, 2011.  Economic or market conditions may, however, result in different holding periods for different assets. If we do not begin an orderly liquidation, we may seek to have our shares listed on a national securities exchange or seek alternative liquidation opportunities.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheet as of September 30, 2013, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012 and condensed consolidated statements of equity and cash flows for the nine months ended September 30, 2013 and 2012 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our condensed consolidated financial position as of September 30, 2013 and December 31, 2012 and our condensed consolidated results of operations and cash flows for the periods ended September 30, 2013 and 2012.  Such adjustments are of a normal recurring nature.

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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Anticipated amortization expense associated with the acquired lease intangibles for each of the following five years as of September 30, 2013 is as follows:

Year	Lease / Other Intangibles
October 1, 2013 - December 31, 2013	$544
2014	552
2015	194
2016	157
2017	86

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

	Buildings and	Land and	Lease	Acquired Below-Market
September 30, 2013	Improvements	Improvements	Intangibles	Leases
Cost	$239,831	$66,705	$8,089	$(805)
Less: depreciation and amortization	(19,674)	(1,257)	(5,809)	450
Net	$220,157	$65,448	$2,280	$(355)

	Buildings and	Land and	Lease	Acquired Below-Market
December 31, 2012	Improvements	Improvements	Intangibles	Leases
Cost	$217,343	$75,873	$14,041	$(2,196)
Less: depreciation and amortization	(17,428)	(2,493)	(8,671)	1,292
Net	$199,915	$73,380	$5,370	$(904)

Real Estate Held for Sale

We classify properties as held for sale when certain criteria are met, in accordance with GAAP.  At that time we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property.  Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell.  We had no property classified as held for sale at September 30, 2013 and December 31, 2012.

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

We believe the carrying value of our operating real estate is currently recoverable.  Accordingly, there were no impairment charges for the three and nine months ended September 30, 2013 or 2012.  However, if market conditions worsen beyond our current expectations, or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

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

Revenue Recognition

We recognize rental income generated from leases of real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Straight-line rental revenue of $0.1 million and $0.4 million was recognized in rental revenues for the three and nine months ended September 30, 2013, respectively, and includes amounts recognized in discontinued operations.  Straight-line rental revenue of $0.1 million and $0.2 million was recognized in rental revenues for the three and nine months ended September 30, 2012, respectively, and includes amounts recognized in discontinued operations.   Net below market lease amortization of less than $0.1 million was recognized in rental revenues for the three and nine months ended September 30, 2013.  Net below market lease amortization of less than $0.1 million and $0.1 million was recognized in rental revenues for the three and nine months ended September 30, 2012, respectively, and includes amounts recognized in discontinued operations.

Hotel revenue is derived from the operations of the Courtyard Kauai at Coconut Beach Hotel, consisting of guest room, food and beverage, and other revenue, and is recognized as the services are rendered.

Accounts Receivable

Accounts receivable primarily consist of receivables related to our consolidated properties of $2.5 million which includes straight-line rental revenue receivables of $1.0 million as of September 30, 2013.  Accounts receivable primarily consisted of receivables related to our consolidated properties of $2.8 million which includes straight-line rental revenue receivables of $1.2 million as of December 31, 2012.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment are recorded at cost and are depreciated according to the Company’s capitalization policy which uses the straight-line method over their estimated useful lives of five to seven years.  Maintenance and repairs are charged to operations as incurred.  Accumulated depreciation associated with our furniture, fixtures, and equipment was $3.6 million and $2.3 million as of September 30, 2013 and December 31, 2012, respectively.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized to interest expense of our notes payable using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $1.5 million and $1.4 million as of September 30, 2013 and December 31, 2012, respectively.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and have qualified as a REIT since the year ended December 31, 2008.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders.  As a REIT, we generally will not be subject to federal income tax at the corporate level.  We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code and intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. Taxable income from non-REIT activities managed through a taxable REIT subsidiary ("TRS") is subject to applicable federal, state, and local income and margin taxes. We have no taxable income associated with a TRS. Our operating partnerships are flow-through entities and are not subject to federal income taxes at the entity level.

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

The Euro is the functional currency for the operations of Holstenplatz and Alte Jakobstraße.  We also maintain a Euro-denominated bank account that is translated into U.S. dollars at the current exchange rate at each reporting period.  For the three and nine months ended September 30, 2013, the foreign currency translation adjustment was a gain of $0.3 million and $0.1 million, respectively.  For the three and nine months ended September 30, 2012, the foreign currency translation adjustment was a gain of $0.2 million and a loss $0.2 million, respectively.

Concentration of Credit Risk

At September 30, 2013 and December 31, 2012, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Earnings per Share

Net income (loss) per share is calculated based on the weighted average number of common shares outstanding during each period.  The weighted average shares outstanding used to calculate both basic and diluted income (loss) per share were the same for each of the three and nine months ended September 30, 2013 and 2012, as there were no potentially dilutive securities outstanding.

Reclassification

To conform to the current year presentation, which presents hotel operating expense as a separate component of property operating expense on our condensed consolidated statements of operations and comprehensive income, we reclassified $2.5 million and $7.4 million from property operating expense to hotel operating expense for the three and nine months ended September 30, 2012, respectively.

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

In February 2013, the FASB issued updated guidance for the measurement and disclosure of obligations. The guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in the update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance is effective for the first interim or annual period beginning on or after December 15, 2013. The adoption of this guidance is not expected to have a material impact on our financial statements or disclosures.
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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.

September 30, 2013	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$175	$—	$175

December 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$13	$—	$13

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

As of September 30, 2013 and December 31, 2012, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, other liabilities and payables/receivables from related parties were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.  The notes payable of $212.1 million and $183.3 million as of September 30, 2013 and December 31, 2012, respectively, have a fair value of approximately $207.5 million and $179.4 million as of September 30, 2013 and December 31, 2012, respectively, based upon interest rates for debt with similar terms and remaining maturities that management believes we could obtain.  The fair value of the notes payable is categorized as a Level 2 basis.  The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities.  The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.  Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2013 and December 31, 2012.

7.                                      Real Estate and Real Estate-Related Investments

As of September 30, 2013, we consolidated 12 real estate investments on our condensed consolidated balance sheet.  The following table presents certain information about our consolidated investments as of September 30, 2013:

Property Name	Location	Date Acquired	Ownership Interest
1875 Lawrence	Denver, CO	October 28, 2008	100%
Holstenplatz	Hamburg, Germany	June 30, 2010	100%
Gardens Medical Pavilion (1)	South Florida	October 20, 2010	79.8%
Courtyard Kauai Coconut Beach Hotel	Kauai, Hawaii	October 20, 2010	80%
River Club and the Townhomes at River Club	Athens, Georiga	April 25, 2011	85%
Babcock Self Storage	San Antonio, Texas	August 30, 2011	85%
Lakes of Margate	Margate, Florida	October 19, 2011	92.5%
Arbors Harbor Town	Memphis, Tennessee	December 20, 2011	94%
Alte Jakobstraße	Berlin, Germany	April 5, 2012	99.7%
Wimberly at Deerwood ("Wimberly")	Jacksonville, Florida	February 19, 2013	95%
22 Exchange	Akron, Ohio	April 16, 2013	90%
Parkside Apartments ("Parkside")	Sugarland, Texas	August 8, 2013	90%

________________________________
(1)         We acquired a portfolio of eight medical office buildings, known as the Original Florida MOB Portfolio on October 8, 2010.  We acquired a medical office building known as Gardens Medical Pavilion on October 20, 2010.  Collectively, the Original Florida MOB Portfolio and Gardens Medical Pavilion were referred to as the Florida MOB Portfolio.  The Florida MOB Portfolio consisted of nine medical office buildings.  On September 20, 2013, we sold the Original Florida MOB Portfolio (see Real Estate Asset Dispositions for more details). As of September 30, 2013, we still own approximately 79.8% of the ninth building, Gardens Medical Pavilion.

Real Estate Asset Acquisitions

During the nine months ending September 30, 2013, we made three separate real estate acquisitions: a 95% interest in Wimberly; a 90% interest in 22 Exchange and a 90% interest in Parkside for an aggregate purchase price, excluding closing costs, of approximately $85.2 million.  The purchases were partially funded with proceeds of new financings of approximately $46.2 million and an assumed loan of approximately $10.5 million.

The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date :

Total Acquisitions
Buildings	$71,023
Land	9,182
Land improvements	1,166
Lease intangibles, net	1,772
Furniture, fixtures and equipment	2,168
Signage, landscaping and misc. site improvements	648
Acquired below-market leases, net	(121)
Total identifiable net assets	$85,838

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the amounts recognized for revenues, acquisition expenses and net loss from the acquisition dates to September 30, 2013 (in millions):

	Wimberly	22 Exchange	Parkside
Revenue	$2.3	$1.6	$0.4
Acquisition expenses with unaffiliated third party	$0.8	$0.5	$0.5
Net loss	$(1.8)	$(1.2)	$(0.5)

The following unaudited pro forma summary presents our consolidated information for the three acquisitions as if the business combinations had occurred on January 1, 2012:

	Pro Forma for the Three Months Ended September 30,		Pro Forma for the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$11,905	$11,156	$34,784	$31,783
Depreciation and amortization	$(3,942)	$(3,262)	$(11,924)	$(11,853)
Net income (loss)	$12,920	$(4,353)	$21,002	$(10,124)
Net income (loss) per share	$0.50	$(0.17)	$0.81	$(0.39)

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
22 Exchange
     We acquired a 90% interest in 22 Exchange, a student housing complex in Akron, Ohio on April 16, 2013 from an unaffiliated third party.  The contract purchase price for the property, excluding closing costs, was approximately $28.1 million.  In connection with the purchase, we entered into a loan for approximately $19.5 million with an unaffiliated third party.  The loan bears interest at a fixed rate of 3.93% and requires interest-only payments for the first 36 months.  The loan must be repaid in its entirety by May 2023.
Parkside Apartments
On August 8, 2013, we acquired a 90% interest in Parkside, a 240-unit multifamily community in Sugarland, Texas, from an unaffiliated third party. The contract purchase price for the property was $21.5 million. In connection with the purchase, we assumed a loan of approximately $10.5 million. The loan bears interest at a fixed rate of 5% and requires interest and principal payments. After May 2014, the loan may be prepaid in whole (but not in part) with payment of prepayment fees. The loan must be repaid in its entirety by June 2018 and includes a five-year extension option.
We are in the process of finalizing our acquisition allocations, which are subject to change until the information is finalized, which will be no later than twelve months from the acquisition date.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Real Estate Asset Dispositions

Interchange Business Center

On October 18, 2012, we sold one of the four industrial buildings at Interchange Business Center for a contract sales price of approximately $7.5 million, excluding transaction costs.  On April 12, 2013, we sold the remaining three buildings for a contract sales price of approximately $40.4 million, excluding transaction costs. We recorded a gain on sale of real estate property of $14.5 million and loss on early extinguishment of debt of $0.3 million, which is reflected in discontinued operations for the nine months ended September 30, 2013.  A portion of the proceeds from the sale of the asset were used to pay off in full the existing indebtedness of approximately $11.3 million secured by the property.

Original Florida MOB Portfolio
We own a 90% interest in BH-AW Florida MOB Venture, LLC (the “Florida MOB Joint Venture”). The remaining 10% interest in the Florida MOB Joint Venture is owned by AW SFMOB Investor, LLC (“AW Investor”) and AW SFMOB Managing Member, LLC (“AW Managing Member” and collectively with AW Investor, “AW”). Florida MOB Joint Venture indirectly owned ground leasehold interests in the Original Florida MOB Portfolio.
On September 20, 2013, the special purpose entities that owned the Original Florida MOB Portfolio properties sold the properties to entities affiliated with AW and an unaffiliated third party for an aggregate contract sales price of approximately $63 million, which was paid in cash and through the assumption by the buyer of existing indebtedness of approximately $18 million. We recorded a gain on sale of real estate property of $17.1 million.
8.                                      Investment in Unconsolidated Joint Venture

On May 24, 2013, we provided mezzanine financing totaling $13.7 million to an unaffiliated third-party entity that owns and will develop an apartment complex in Denver, Colorado (“Prospect Park”).  The developer also had a senior construction loan with a third-party lender, in an aggregate principal amount of $35.6 million.  The senior construction loan is guaranteed by the owners of the developer.  Our mezzanine loan to the developer is subordinate to the senior construction loan.  The loan is collateralized by the property and has an annual interest rate of 10% for the first three years of the term, followed by two one-year extension options at which point, the annual interest rate would increase to 14%.  We have evaluated this ADC arrangement and determined that the characteristics are similar to a jointly-owned investment or partnership, and accordingly, the investment is accounted for as an unconsolidated joint venture under the equity method of accounting instead of loan accounting since we will participate in the residual interests through the sale or refinancing of the property.

As of September 30, 2013, the outstanding principal balance under our mezzanine loan was $13.7 million.  In connection with this investment, we capitalized acquisition-related costs and fees totaling $0.4 million.  Interest capitalized for the three and nine months ending September 30, 2013 was $0.1 million and $0.2 million, respectively.  For the three and nine months ended September 30, 2013, we recorded no equity in earnings (losses) of unconsolidated joint venture related to our investment in Prospect Park.

The following table sets forth our ownership interest in Prospect Park:

	Ownership Interest	Carrying Amount at
Property Name	at September 30, 2013	September 30, 2013
Prospect Park	N/A	$11,858	(1)

______________________________
(1)         During the nine months ended September 30, 2013, we received distributions (return of capital) of approximately $2.4 million and capitalized $0.4 million of acquisition expense.  Approximately $2 million of the $2.4 million distributions was an interest reserve funded at closing (classified as restricted cash on the condensed consolidated balance sheet until earned).

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9.                                      Notes Payable

The following table sets forth information on our notes payable as of September 30, 2013 and December 31, 2012:

	Notes Payable as of		Interest	Maturity
Description	September 30, 2013	December 31, 2012	Rate	Date
1875 Lawrence	$15,621	$15,500	30-day LIBOR + 5.35% (1) (2)	1/1/2016
Interchange Business Center (4)	—	9,882	30-day LIBOR + 5% (1)(3)	12/1/2013
Holstenplatz	10,429	10,375	3.887%	4/30/2015
Courtyard Kauai at Coconut Beach Hotel	38,000	38,000	30-day LIBOR + .95% (1)	11/9/2015
Florida MOB Portfolio - Palmetto Building (5)	—	6,077	4.55%	1/1/2016
Florida MOB Portfolio - Victor Farris Building (5)	—	12,249	4.55%	1/1/2016
Florida MOB Portfolio - Gardens Medical Pavilion	14,128	14,385	4.9%	1/1/2018
River Club and the Townhomes at River Club	25,095	25,200	5.26%	5/1/2018
Babcock Self Storage	2,193	2,225	5.80%	8/30/2018
Lakes of Margate	15,021	15,182	5.49% and 5.92%	1/1/2020
Arbors Harbor Town	26,000	26,000	3.985%	1/1/2019
Alte Jakobstraße	8,182	8,233	2.3%	12/30/2015
Wimberly	26,685	—	30-day LIBOR + 2.28% (1)	3/1/2023
22 Exchange	19,500	—	3.93%	5/5/2023
Parkside (6)	11,263	—	5%	6/1/2018
	$212,117	$183,308

_________________________________
(1) 30-day LIBOR was 0.19% at September 30, 2013.
(2) Maximum borrowing up to $20.1 million.
(3) The 30-day LIBOR rate was set at a minimum value of 2.5%.
(4) On October 18, 2012, we sold one of the four industrial buildings at Interchange Business Center to an unaffiliated third party.  On April 12, 2013, we sold the remaining three buildings to an unaffiliated third party.  A portion of the proceeds from the sale of the remaining three buildings were used to pay off in full the existing indebtedness associated with the property.
(5) On September 20, 2013, we sold the Original Florida MOB Portfolio properties for an aggregate contract sales price of approximately $63 million, which was paid in cash and through the assumption by the buyer of existing indebtedness of approximately $18 million.
(6) Includes approximately $0.8 million of unamortized premium related to debt we assumed at acquisition.

At September 30, 2013, our notes payable balance was $212.1 million and consisted of the notes payable related to our consolidated properties.  We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the Courtyard Kauai at Coconut Beach Hotel, Wimberly, 22 Exchange and Parkside notes payable.  For the nine months ended September 30, 2013, in connection with the acquisition of Wimberly, 22 Exchange and Parkside, we entered into loans with unaffiliated third parties for approximately $26.7 million, $19.5 million and $10.5 million (assumed loan), respectively.  On April 12, 2013, we sold the remaining three industrial buildings at Interchange Business Center to an unaffiliated third party and used a portion of the proceeds from the sale to pay off in full the existing indebtedness of $11.3 million.  On September 20, 2013, we sold the Original Florida MOB Portfolio, which was paid in cash and through the assumption by the buyer of approximately $18 million of existing indebtedness. See footnote 16, Discontinued Operations for further details.  Interest capitalized for the three and nine months ending September 30, 2013 was $0.1 million and $0.2 million, respectively.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

We are subject to customary affirmative, negative, and financial covenants and representations, warranties and borrowing conditions, all as set forth in our loan agreements.  As of September 30, 2013, we believe we were in compliance with the covenants under our loan agreements.

The following table summarizes our contractual obligations for principal payments as of September 30, 2013:

Year	Amount Due
October 1, 2013 - December 31, 2013	$630
2014	2,070
2015	57,847
2016	18,112
2017	2,716
Thereafter	129,957
Unamortized premium	785
$212,117

10.                               Leasing Activity

Future minimum base rental payments of our office and industrial properties due to us under non-cancelable leases in effect as of September 30, 2013 for our consolidated properties are as follows:

October 1, 2013 - December 31, 2013	$4,626
2014	5,118
2015	3,742
2016	3,165
2017	1,287
Thereafter	1,732
Total	$19,670

The schedule above does not include rental payments due to us from our multifamily, hotel, student housing, and self-storage properties, as leases associated with these properties typically are for periods of one year or less.  As of September 30, 2013, none of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.

11.                               Derivative Instruments and Hedging Activities

We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations.  The hedging strategy of entering into interest rate caps and swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.  As of September 30, 2013, none of our derivative instruments were designated as hedging instruments.

Derivative instruments classified as assets were reported at their combined fair values of $0.2 million and less than $0.1 million in prepaid expenses and other assets at September 30, 2013 and December 31, 2012, respectively.  During the three months ended September 30, 2013 and 2012, we recorded a reclassification of unrealized loss to interest expense of less than $0.1 million and unrealized gain of less than $0.1 million to other comprehensive income (loss) (“OCI”) in our statement of equity to adjust the carrying amount of the interest rate caps at September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013 and 2012, we recorded a reclassification of unrealized loss to interest expense of $0.1 million and unrealized gain of less than $0.1 million to OCI in our statement of equity to adjust the carrying amount of the interest rate caps at September 30, 2013 and 2012, respectively. The reclassification out of OCI for the nine months ended September 30, 2013 was due to all derivatives being designated as non-hedging instruments as of January 1, 2013 compared to being designated as hedging instruments as of December 31, 2012.

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

The table below presents the fair value of our derivative financial instruments, as well as their classification on the consolidated balance sheets as of September 30, 2013 and December 31, 2012:

Derivatives designated as	Balance Sheet	Asset Derivatives
hedging instruments:	Location	September 30, 2013	December 31, 2012

Interest rate derivative contracts	Prepaid expenses and other assets	$—	$13

Derivatives not designated as	Balance Sheet	Asset Derivatives
hedging instruments:	Location	September 30, 2013	December 31, 2012

Interest rate derivative contracts	Prepaid expenses and other assets	$175	$—

The table below presents the effect of our derivative financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012:

Derivatives in Cash Flow Hedging Relationships
Amount of Loss Reclassified from OCI into Income (Effective Portion)
Three Months ended September 30, 2012	Nine Months ended September 30, 2012
$(12)	$(26)

Derivatives Not Designated as Hedging Instruments
Amount of Gain or (Loss) (1)
Three months ended September 30, 2013	Nine months ended September 30, 2013
$(46)	$(76)
 _______________________________
(1) Amounts included in interest expense.  For the three and nine months ending September 30, 2013, reclassification out of OCI for $18 thousand and $106 thousand, respectively, was due to all derivatives being designated as non-hedging instruments as of January 1, 2013 compared to being designated as hedging instruments as of December 31, 2012.

12.                               Commitments and Contingencies

Our operating leases consisted of ground leases on each of the original eight buildings acquired in connection with the purchase of the Original Florida MOB Portfolio.  Each ground lease was for a term of 50 years, with a 25-year extension option.  The annual payment for each ground lease increased by 10% every 5 years.  On September 20, 2013, we sold the Original Florida MOB Portfolio. As of September 30, 2013, we do not have operating leases. For each of the nine months ended September 30, 2013 and 2012, we incurred $0.2 million in lease expense related to our ground leases.

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

We did not pay any distributions to stockholders during the three and nine months ended September 30, 2013. The special cash distribution of $13 million declared during the first quarter of 2012 was paid in the second quarter of 2012 and was based upon the number of stockholders as of April 3, 2012.  Total distributions paid to stockholders during the nine months ended September 30, 2012 were $17.3 million consisting of the special cash distribution of $13 million and regular distributions of $4.3 million including DRP of $2.8 million.  A portion of the $4.3 million regular distributions to stockholders were funded from cash flow provided by operations.  The special cash distribution was funded from proceeds from asset dispositions.  Previous regular cash distributions were funded from proceeds from our public offerings of shares of our common stock, borrowings and cash flow from operations.  Future distributions, if any, declared and paid may exceed cash flow from operating activities until such time as we invest in additional real estate or real estate-related assets at favorable yields and our investments reach stabilization.

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

Pursuant to a Dealer Manager Agreement, we engaged Behringer Securities LP (“Behringer Securities”) to act as our dealer manager in connection with our public offerings.  Behringer Securities received commissions of up to 7% of gross primary offering proceeds.  Behringer Securities reallowed 100% of selling commissions earned to participating broker-dealers.  In addition, we paid Behringer Securities a dealer manager fee of up to 2.5% of gross offering proceeds.  Pursuant to separately negotiated agreements, Behringer Securities reallowed a portion of its dealer manager fee in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in our public offerings; provided, however, that Behringer Securities reallowed, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts and no more than 0.5% of gross offering proceeds for out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties.  Further, in special cases pursuant to separately negotiated agreements and subject to applicable limitations imposed by the Financial Industry Regulatory Authority, Behringer Securities used a portion of its dealer manager fee to reimburse certain broker-dealers participating in our public offerings for technology costs and expenses associated with our public offerings and costs and expenses associated with the facilitation of the marketing and ownership of our shares by such broker-dealers’ customers.  No selling commissions, dealer manager fees or organization and offering expenses were paid for sales under the DRP.  We terminated the primary portion of the follow-on public offering effective March 15, 2012 and the DRP portion of the follow-on

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

offering effective April 3, 2012.  For the nine months ended September 30, 2012, Behringer Securities earned selling commissions and dealer manager fees of $0.4 million and $0.2 million, respectively, which were recorded as a reduction to additional paid-in capital.

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

The Advisor or its affiliates will also receive acquisition and advisory fees of 2.5% of the amount paid and/or in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets.  The Advisor and its affiliates will also receive acquisition and advisory fees of 2.5% of the funds advanced in respect of a loan investment.  We incurred acquisition and advisory fees payable to the Advisor of $0.4 million and none for the three months ended September 30, 2013 and 2012, respectively. We incurred acquisition and advisory fees payable to the Advisor of $2.4 million and $0.5 million for the nine months ended September 30, 2013 and 2012, respectively.

The Advisor or its affiliates also receive an acquisition expense reimbursement in the amount of 0.25% of (i) the funds paid for purchasing an asset, including any debt attributable to the asset, (ii) the funds budgeted for development, construction, or improvement in the case of assets that we acquire and intend to develop, construct, or improve, and (iii) the funds advanced in respect of a loan investment.  In addition, to the extent the Advisor or its affiliates directly provide services formerly provided or usually provided by third parties, including, without limitation, accounting services related to the preparation of audits required by the SEC, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a completed investment, the direct employee costs and burden to the Advisor of providing these services will be acquisition expenses for which we will reimburse the Advisor.  We also pay third parties, or reimburse the Advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder’s fees, title insurance, premium expenses, and other closing costs.  In addition, acquisition expenses for which we will reimburse the Advisor, include any payments made to (i) a prospective seller of an asset, (ii) an agent of a prospective seller of an asset, or (iii) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset.  Except as described above with respect to services customarily or previously provided by third parties, the Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent that they are dedicated to making investments for us, such as wages and benefits of the investment personnel.  The Advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the Advisor or its affiliates incur that are due to third parties or related to the additional services provided by the Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition.  For the three and nine months ended September 30, 2013, we incurred acquisition expense reimbursements of less than $0.1 million and $0.2 million, respectively.  We incurred acquisition expense reimbursements of less than $0.1 million for the nine months ended September 30, 2012.

We pay the Advisor or its affiliates a debt financing fee of 1% of the amount available under any loan or line of credit made available to us.  It is anticipated that the Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us.  We incurred debt financing fees of $0.1 million and none for the three months

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

ended September 30, 2013 and 2012, respectively. We incurred debt financing fees of $0.5 million and $0.1 million for the nine months ended September 30, 2013 and 2012, respectively.

We pay the Advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties.  We incurred no such fees for the three and nine months ended September 30, 2013 and 2012.

We will pay the Advisor or its affiliates a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We incurred construction management fees of less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2013. We incurred no construction management fees for the three and nine months ended September 30, 2012.

We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity II Management Services, LLC (“BHO II Management”), or its affiliates, fees for the management, leasing, and construction supervision of our properties.  Property management fees are 4.5% of the gross revenues of the properties managed by BHO II Management or its affiliates, plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a third-party property manager in respect of a property, BHO II Management or its affiliates receives an oversight fee equal to 0.5% of the gross revenues of the property managed.  In no event will BHO II Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay BHO II Management directly for its services, we will pay BHO II Management a management fee or oversight fee, as applicable, based only on our economic interest in the property.  We incurred and expensed property management fees or oversight fees to BHO II Management of approximately $0.2 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively. We incurred and expensed property management fees or oversight fees to BHO II Management of approximately $0.7 million and $0.9 million for the nine months ended September 30, 2013 and 2012, respectively.

We pay the Advisor or its affiliates a monthly asset management fee of one-twelfth of 1.0% of the sum of the higher of the cost or value of each asset.  For the three months ended September 30, 2013 and 2012, we expensed $0.9 million and $0.8 million, respectively, of asset management fees.  For the nine months ended September 30, 2013 and 2012, we expensed $2.4 million and $2.3 million, respectively, of asset management fees.  Amounts include asset management fees which were classified to discontinued operations and our disposed properties.

We reimburse the Advisor or its affiliates for all expenses paid or incurred by the Advisor in connection with the services provided to us, subject to the limitation that we will not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (A) 2% of our average invested assets, or (B) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period.  Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the three months ended September 30, 2013 and 2012, we incurred and expensed such costs for administrative services of $0.4 million. For the nine months ended September 30, 2013 and 2012, we incurred and expensed such costs for administrative services of $1.2 million and $1.1 million, respectively.

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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

15.                               Supplemental Cash Flow Information

Supplemental cash flow information is summarized below:

	Nine months ended September 30,
	2013	2012
Interest paid, net of amounts capitalized	$5,944	$7,400
Non-cash investing and financing activities:
Capital expenditures for real estate in accounts payable	$—	$72
Capital expenditures for real estate in accrued liabilities	$478	$439
Common stock issued in distribution reinvestment plan	$—	$2,790
Offering costs payable to related parties	$—	$8
Assumed debt on acquisition of real estate investment	$11,306	$—
Assumed debt on disposition of real estate investment	$17,983	$—
Accrued distributions to noncontrolling interest holder	$4,353	$—

16.                           Discontinued Operations

During the nine months ended September 30, 2012, we sold the Palms of Monterrey.  On April 12, 2013, we sold the remaining three buildings at Interchange Business Center for a contract sales price of approximately $40.4 million, excluding transaction costs.  A portion of the proceeds from the sale were used to pay off in full the existing indebtedness associated with the buildings. On September 20, 2013, we sold the Original Florida MOB Portfolio for an aggregate contract sales price of approximately $63 million, which was paid in cash and through the assumption by the buyer of approximately $18 million of existing indebtedness.

The following table summarizes the disposition of our properties during 2012 and 2013.

Property Name	Date of Disposition	Contract Sales Price
Palms of Monterrey	January 5, 2012	$39,300
Parrot’s Landing	October 31, 2012	$56,300
Interchange Business Center (1)	October 18, 2012	$7,500
Interchange Business Center (1)	April 12, 2013	$40,400
Original Florida MOB Portfolio (2)	September 20, 2013	$63,000
_________________________________
(1) On October 18, 2012, we sold one of the four industrial buildings at Interchange Business Center to an unaffiliated third party.  On April 12, 2013, we sold the remaining three buildings to an unaffiliated third party.
(2) On September 20, 2013, we sold the original 8 medical office buildings. We continue to own approximately 79.8% of the ninth building, Gardens Medical Pavilion.

We have classified the results of operations for the properties above into discontinued operations in the accompanying condensed consolidated statements of operations.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Rental revenue	$2,525	$4,560	$8,635	$13,903
Expenses
Property operating expenses	1,535	2,065	4,130	6,076
Interest expense	202	963	983	2,980
Real estate taxes	64	730	609	2,182
Property management fees	126	190	385	577
Asset management fees	—	48	50	144
Depreciation and amortization	712	1,431	2,606	4,269
Total expenses	2,639	5,427	8,763	16,228
Interest income, net	1	1	2	12
Loss on early extinguishment of debt (1)	—	—	(260)	(1,236)
Gain on sale of real estate property	17,065	—	31,520	9,264
Income (loss) from discontinued operations, including gains on disposition	$16,952	$(866)	$31,134	$5,715
________________________________
(1) Loss on early extinguishment of debt for the nine months ended September 30, 2013 was approximately $0.3 million and was comprised of the write-off of deferred financing fees of $0.1 million and an early termination fee of $0.2 million.  Loss on early extinguishment of debt for the nine months ended September 30, 2012 was approximately $1.2 million and was comprised of the write-off of deferred financing fees of $0.4 million and an early termination fee of $0.8 million.

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

Executive Overview

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic basis.  In particular, we focus generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  In addition, our opportunistic investment strategy also includes investments in loans secured by or related to real estate.  These loan investments may have capital gain characteristics, whether as a result of a discount purchase or related equity participations.  We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties.  These properties may be existing, income-producing properties, newly constructed properties or properties under development or construction and may include multifamily properties purchased for conversion into condominiums or single-tenant properties that may be converted for multi-tenant use.  Further, we may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  We also may originate or invest in collateralized mortgage-backed securities and mortgage, bridge or mezzanine loans, or in entities that make investments similar to the foregoing.  We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on current market conditions.

We commenced an initial public offering of up to 125,000,000 shares of our common stock on January 21, 2008 of which 25,000,000 shares were offered pursuant to DRP.  On July 3, 2011, our initial public offering terminated in accordance with its terms.  On July 5, 2011, we commenced a follow-on public offering of up to 75,000,000 shares of our common stock of which 25,000,000 shares were offered pursuant to the DRP.  We terminated the primary component of the follow-on public offering effective March 15, 2012 and the DRP component effective April 3, 2012.  We raised gross offering proceeds of approximately $265.3 million from the sale of approximately 26.7 million shares under the Offerings, including shares sold under the DRP.

Market Outlook

During the third quarter of 2013, market analysis was dominated by political deadlock, first over the shutdown of the government and then over a potential government default and their respective potential consequences to the U.S. economy. The temporary resolution in early fourth quarter to reopen the government and extend the debt ceiling seemed to assuage the broader markets. However, the same cannot be said for the economy. The economic reports for the third quarter, which were technically before the shutdown, reflected that employers added 148,000 new jobs during September 2013, down from the average of about 200,000 for the first half of the year. Potentially more important, consumer confidence continued to slip, down almost a third following the shutdown and in decline for the last five weekly surveys. Consumer and business confidence could be critical as the economy heads into the holiday shopping season. It appears that the general consensus is that political uncertainty will continue to hold back what could otherwise be a stronger recovery, particularly in job growth. These assumptions are likely based on a continued level of “normal” political gridlock and that the Federal Reserve’s stimulus programs will continue to be in effect. Should these assumptions vary from expectation, there could be material positive or negative effects on the economy.

As of September 30, 2013, a portion of our portfolio is invested in four multifamily properties.  While the U.S. economy continues on a modest recovery, the multifamily sector continues to have positive rent growth while maintaining good occupancy levels. From a demand perspective, the demographics for the targeted multifamily tenant, the age group from 20 to 34 years old, are still positive in the sector. This group is growing in size and while the other age segments have experienced employment declines, the 20 to 34 year old segment’s aggregate employment has increased. Further, while this age group in previous economic cycles experienced increasing single family home ownership, higher credit standards for single family mortgages and more reluctance to commit to home ownership are currently leading to more rental demand.

On the supply side, after a substantial decline in new developments of multifamily communities from 2008, supply trends are increasing. For the third quarter of 2013, permitting and construction starts, the earliest indications of potential supply, are now slightly above historical averages and up about 19% and 33%, respectively, from 2012. However, completions, while increasing and up about 15% from the prior year, are still well below historical averages. Annual completions have been averaging an annualized pace of about 250,000 units and current trends are just now reaching 200,000 units. Since multifamily developments can take 18 to 36 months or more to entitle, permit and construct, we believe there will continue to be increased supply, if there is adequate capital willing to invest in multifamily projects, and so there continues to be a window for accretive investments. We also believe that the new supply will affect certain markets, and sub markets, to a greater or lesser extent, where factors such as the strength of the local economy, population and job growth and absolute inventory level of units will allow certain markets to better absorb certain levels of supply.

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

As of the end of October 2013, five and ten-year treasury rates, key benchmarks for multifamily financings, are approximately 1.3% and 2.5%, respectively. While these are up about 0.50% to 1.0% from their recession lows, they are still over 1% below the average over the last 10 years. In addition to favorable general interest rates, government sponsored entities (“GSEs”) like Fannie Mae and Freddie Mac, have been a core source for multifamily financing, providing a favorable base level of support for the sector. Further, the positive multifamily fundamentals have brought in other lending sources. In addition to GSEs, insurance companies and commercial banks have been aggressive lenders in our sector. Recently, the Federal Housing Finance Administration, which oversees the operations of Fannie Mae and Freddie Mac, set a target to reduce the multifamily mortgage market by 10% from the 2012 levels.  It expects this reduction to be achieved through a combination of increased pricing, more limited product offerings, and tighter overall underwriting standards.

We own an interest in one hotel property.  Smith Travel Research indicates that during the third quarter of 2013 national overall occupancy rate for hospitality properties in the United States increased 1.4% in year-over-year measurement to 67.9% and the national overall Average Daily Rate (“ADR”) increased 4% to $111.88. The hotel industry is expected to see continued modest growth in the near future.  If the economy continues to improve, we expect room rates for hotels to increase since increased demand for hotel rooms generally correlates with growth in the U.S. gross domestic product (GDP).  Compared to the prior year, Courtyard Kauai at Coconut Beach Hotel experienced a double digit increase in occupancy rate and an approximately 20% increase in ADR in year-over-year measurement. Additionally, the property outperformed its competitive set in occupancy, ADR and revenue per available ("RevPar") during the three and nine months ended September 30, 2013.

In student housing, unlike traditional multifamily housing, most leases typically commence and terminate on the same dates.  In the case of our typical student housing leases, this date coincides with the commencement of the fall academic term with the leases typically terminating at the completion of the last summer school session of the academic year.  As such, we must re-lease each property in its entirety each year during a highly compressed time period, resulting in significant turnover in our tenant population from year to year.  As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the short annual leasing season that typically begins in January and ends in August of each year.  Our properties’ occupancy rates are therefore typically relatively stable during the August to July academic year, but are susceptible to fluctuation at the commencement of each new academic year, which may be greater than the fluctuation in occupancy rates experienced by traditional multifamily properties.  Most state universities currently face many challenges, including reduced support from constrained state budgets, demands on institutional funds for academic and support services, increased tuition costs and flat to lower student enrollment. These challenges may lead to a decrease in occupancy and lower than anticipated revenues. As of September 30, 2013, a portion of our portfolio is invested in three public university student housing complexes, including two complexes located in Georgia and one complex located in Ohio.

Although the current outlook on financing trends appears relatively stable, there are risks.  Potential changes in the U.S. Federal Reserve’s monetary policy could further affect interest rates, while the U.S. political deadlock over the debt ceiling, tax policy and government spending levels can affect the overall level of domestic economic growth.  Although the European debt crisis has moderated, there is a risk that the higher-risk European countries could face new pressures over proposed austerity measures or levels of sovereign borrowings or that new problem countries could surface.  Any of these domestic or global issues could slow growth or push the U.S. into a recession, which could affect the amount of capital available or the costs charged for financings.  Specifically related to the multifamily sector, changes related to GSE’s and other regulatory restrictions could result in less multifamily debt capital and potentially higher borrowing costs.

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

Liquidity and Capital Resources

Our principal demands for funds will be for the (a) acquisition of real estate and real estate-related assets, (b) payment of operating expenses and (c) payment of interest and principal on our outstanding indebtedness.  Generally, we expect to meet cash needs for the payment of operating expenses and interest on our outstanding indebtedness from our cash flow from operations.  To the extent that our cash flow from operations is not sufficient to cover our operating expenses, interest on our outstanding indebtedness, redemptions or distributions, we expect to use borrowings and asset sales to fund such needs.

We continually evaluate our liquidity and ability to fund future operations and debt obligations.  As part of those analyses, we consider lease expirations and other factors.  Leases at our consolidated office and industrial properties representing 3.4% of our annualized base rent and 5.3% of our rentable square footage (effective monthly rent per square foot of $1.07) will expire by the end of 2013.  As a normal course of business, we are pursuing renewals, extensions and new leases.  If we are unable to renew or extend the expiring leases under similar terms or are unable to negotiate new leases, it would negatively impact our liquidity and adversely affect our ability to fund our ongoing operations.

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

At September 30, 2013, our notes payable balance was $212.1 million and has a weighted average interest rate of 3.7%.  We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the Courtyard Kauai at Coconut Beach Hotel, Wimberly, 22 Exchange and Parkside notes payable.  For the nine months ended September 30, 2013, in connection with the acquisition of Wimberly, 22 Exchange and Parkside, we entered into loans with unaffiliated third parties for approximately $26.7 million, $19.5 million and $10.5 million (assumed loan), respectively. On April 12, 2013, we sold the remaining three industrial buildings at Interchange Business Center to an unaffiliated third party and used a portion of the proceeds from the sale to pay off in full the existing indebtedness of $11.3 million associated with the property, which was scheduled to mature on December 1, 2013.  On September 20, 2013, we sold the Original Florida MOB Portfolio; the sales price was paid in cash and through the assumption by the buyer of approximately $18 million of existing indebtedness. As of December 31, 2012, our outstanding note payable balance was $183.3 million.

Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios and liquidity.  As of September 30, 2013, we believe we were in compliance with the debt covenants under our loan agreements.

One of our principal long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of September 30, 2013.  The table does not represent any available extension options ($ in thousands).

	Payments Due by Period (1)
	October 1, 2013 -December 31, 2013	2014	2015	2016	2017	Thereafter	Total
Principal payments - variable rate debt	$42	$174	$38,629	$16,347	$738	$34,854	$90,784
Principal payments - fixed rate debt	588	1,896	19,218	1,765	1,978	95,103	120,548
Interest payments - variable rate debt (based on rates in effect as of September 30, 2013)	629	2,502	2,462	1,232	1,132	3,315	11,272
Interest payments - fixed rate debt	1,359	5,382	5,062	4,658	4,556	7,510	28,527
Total	$2,618	$9,954	$65,371	$24,002	$8,404	$140,782	$251,131
(1)         Does not include approximately $0.8 million of unamortized premium related to debt we assumed on our acquisition of Parkside.

Results of Operations

As of September 30, 2013, we had 13 real estate investments, 12 of which were consolidated in our condensed consolidated financial statements.  During 2013, we completed three investments including an investment in an unconsolidated joint venture during the first six months and one acquisition in the third quarter.  During the nine months ended September 30, 2013, we sold the original eight medical office buildings known as the Original Florida MOB Portfolio on September 20, 2013 and the remaining three buildings at Interchange Business Center in April 2013.

As of September 30, 2012, we had 11 real estate investments of which Parrot's Landing and one of the four buildings at Interchange Business Center were classified as held for sale.  During the nine months ended September 30, 2012, we sold one property in January 2012.

Three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

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

Revenues.  Revenues for the three months ended September 30, 2013 were $11.6 million, an increase of $3 million from the three months ended September 30, 2012.  The change in revenue is primarily due to:

•	an increase in rental revenue of $2.1 million as a result of our 2013 acquisitions of Wimberly, 22 Exchange and Parkside; and

•	an increase of hotel revenue of $0.9 million at the Courtyard Kauai at Coconut Beach Hotel due to double digit increases in occupancy rate and ADR as a result of improved operating performance.

Property Operating Expenses.  Property operating expenses for the three months ended September 30, 2013 and 2012 were $2.9 million and $1.8 million, respectively.  The increase in property operating expenses was primarily due to our acquisitions of Wimberly, 22 Exchange, and Parkside.

Hotel Operating Expenses.  Hotel operating expenses for the three months ended September 30, 2013 and 2012 were $3 million and $2.5 million, respectively.  The increase in hotel operating expenses was due to the increased activity at Courtyard Kauai at Coconut Beach Hotel.

Interest Expense.  Interest expense, net of amounts capitalized for the three months ended September 30, 2013 and 2012 was $2.1 million and $1.7 million, respectively.  The increase was primarily due to the acquisitions of Wimberly, 22 Exchange and Parkside.  Interest capitalized for the three months ended September 30, 2013 was $0.1 million.

Real Estate Taxes.  Real estate taxes were $1.3 million and $0.8 million for the three months ended September 30, 2013 and 2012, respectively.  The increase for the three months ended September 30, 2013 was primarily due to the acquisitions of Wimberly, 22 Exchange, and Parkside.

Property Management Fees.  Property management fees for each of the three months ended September 30, 2013 and 2012 were $0.4 million and $0.3 million, respectively, and were comprised of property management fees paid to unaffiliated third parties and BHO II Management or its affiliates.

Asset Management Fees.  Asset management fees for the three months ended September 30, 2013 and 2012 were $1 million and $0.8 million, respectively and were comprised of asset management fees paid to our Advisor with respect to our investments.

Acquisition Expense.  Acquisition expense for the three months ended September 30, 2013 of $1 million was primarily due to expenses incurred as a result of our acquisition of Parkside.  Acquisition expense for the three months ended September 30, 2012 was less than $0.1 million.

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2013 and 2012 were $1.2 million and $0.9 million, respectively, and were comprised of auditing fees, legal fees, board of directors fees, and other administrative expenses. The increase was primarily due to legal expenses associated with changes in our joint ventures.

Depreciation and amortization.  Depreciation and amortization for the three months ended September 30, 2013 and 2012 was $3.4 million and $2.4 million, respectively.  The increase is primarily a result of our acquisition of Wimberly, 22 Exchange, and Parkside.

Nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

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

Revenues.  Revenues for the nine months ended September 30, 2013 were $31.6 million, an increase of $7.4 million from the nine months ended September 30, 2012.  The change in revenue is primarily due to:

•	an increase in rental revenue of $4.3 million as a result of our 2013 acquisitions of Wimberly, 22 Exchange, and Parkside and our 2012 acquisition of Alte Jakobstraße in the second quarter; and

•
an increase of hotel revenue of $3 million at the Courtyard Kauai at Coconut Beach Hotel due to double digit increases in occupancy rate and ADR as a result of improved operating performance after the completion of renovations in the first quarter of 2012.

Property Operating Expenses.  Property operating expenses for the nine months ended September 30, 2013 and 2012 were $7 million and $5.1 million, respectively.  The acquisitions of Wimberly, 22 Exchange, Parkside, and Alte Jakobstraße accounted for $1.5 million of the increase.

Hotel Operating Expenses.  Hotel operating expenses for the nine months ended September 30, 2013 and 2012 were $8.5 million and $7.4 million, respectively.  The increase in hotel operating expenses was due to the increased activity at Courtyard Kauai at Coconut Beach Hotel.

Interest Expense.  Interest expense, net of amounts capitalized, for the nine months ended September 30, 2013 and 2012 was $5.8 million and $5.2 million, respectively.  The increase was primarily due to interest expense for acquisitions of $0.8 million, partially offset by a $0.2 million decrease at 1875 Lawrence as a result of a lower outstanding loan balance during the period.  Interest capitalized for the nine months ended September 30, 2013 was $0.2 million.

Real Estate Taxes.  Real estate taxes were $3.4 million and $2.3 million for the nine months ended September 30, 2013 and 2012, respectively.  The increase for the nine months ended September 30, 2013 was primarily due to the acquisitions of Wimberly, 22 Exchange, and Parkside.

Property Management Fees.  Property management fees for the nine months ended September 30, 2013 and 2012 were $1.1 million and $0.9 million, respectively, and were comprised of property management fees paid to unaffiliated third parties and BHO II Management or its affiliates.

Asset Management Fees.  Asset management fees for the nine months ended September 30, 2013 and 2012 were $2.5 million and $2.4 million and were comprised of asset management fees paid to our Advisor with respect to our investments.

Acquisition Expense.  Acquisition expense, net of amounts capitalized for the nine months ended September 30, 2013 of $4.1 million was primarily due to expenses incurred as a result of our acquisition of Wimberly, 22 Exchange, and Parkside.  Acquisition costs capitalized related to our equity method investment in Prospect Park for the nine months ended September 30, 2013 was $0.4 million.  Acquisition expense for the nine months ended September 30, 2012 of $0.7 million was primarily due to expenses incurred as a result of our acquisition of Alte Jakobstraße.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2013 were $2.9 million, as compared to $2.2 million for the nine months ended September 30, 2012, and were comprised of auditing fees, legal fees, board of directors fees, and other administrative expenses.  The increase was primarily due to legal expenses associated with changes in our joint ventures and certain costs capitalized during the Offerings that are now expensed.

Depreciation and amortization.  Depreciation and amortization for the nine months ended September 30, 2013 and 2012 was $10.2 million and $8.1 million, respectively.  The increase is primarily a result of our acquisition of Wimberly, 22 Exchange and Parkside.

See Note 16 to Condensed Consolidated Financial Statements for further information regarding discontinued operations.

Cash Flow Analysis

Cash provided by operating activities for the nine months ended September 30, 2013 was $0.3 million and was primarily comprised of the net income of $17.4 million, adjusted for depreciation and amortization, including amortization of deferred financing fees of $13.6 million, loss on early extinguishment of debt of $0.3 million, and cash used for working capital and other operating activities of approximately $0.5 million, offset by a gain on the sale of the remaining three buildings at Interchange Business Center and the Original Florida MOB Portfolio of $31.5 million.  Cash provided by operating activities for the nine months ended September 30, 2012 was $4 million and was primarily comprised of the net loss of $4 million, adjusted for depreciation and amortization, including amortization of deferred financing fees of $13.1 million, cash used for working capital and other operating activities of approximately $4.2 million and offset by a gain on sale of the Palms of Monterrey of $9.3 million.

Cash used by investing activities for the nine months ended September 30, 2013 was $11 million, and was comprised of purchases of Wimberly, 22 Exchange and Parkside of $74.7 million, an investment in Prospect Park of $14.3 million, additions of property and equipment of $6.2 million, and a change in restricted cash of $2 million, offset by proceeds from the sale of the remaining three buildings at Interchange Business Center and the Original Florida MOB Portfolio of $83.5 million, a return of investment in Prospect Park of $2.4 million, and acquisition deposits of $0.3 million.  Cash provided by investing activities for the nine months ended September 30, 2012 was $15.6 million, and was comprised of net proceeds from sale of the Palms of Monterrey of $38.7 million, offset by purchase of Alte Jakobstraße of $11 million, additions of property and equipment of $11.7 million and an increase in restricted cash of approximately $0.4 million.

Cash provided by financing activities for the nine months ended September 30, 2013 was $34.8 million, and was comprised of net proceeds and financing costs of $33.9 million and offering costs receivable from related party of $3.8 million, offset by net distributions to non-controlling interest holders of $2.4 million, redemptions of common stock of $0.4 million and purchases of interest rate derivatives of $0.1 million.  Cash used in financing activities for the nine months ended September 30, 2012 was $38.9 million, and was comprised of payments on notes payable, net of proceeds and financing costs, of $23.4 million, cash distributions to our stockholders of $14.5 million, net distributions to non-controlling interest holders of $5.6 million, redemptions of common stock of $1 million, offset by the issuance of common stock, net of offering costs, of $5.6 million.

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

Our calculation of FFO for the three and nine months ended September 30, 2013 and 2012 is presented below ($ in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss) attributable to the Company	$10,840	$(3,101)	$12,522	$(3,768)
Adjustments for (1):
Real estate depreciation and amortization(2)	3,585	3,461	11,603	10,933
Gain on sale of real estate (3)	(15,387)	—	(25,956)	(8,338)
Funds from operations (FFO)	$(962)	$360	$(1,831)	$(1,173)

GAAP weighted average shares:
Basic and diluted	26,032	26,069	26,041	25,962

FFO per share	$(0.04)	$0.01	$(0.07)	$(0.05)

Net income (loss) per share	$0.42	$(0.12)	$0.48	$(0.15)
_________________________________
(1)         Reflects continuing operations, as well as discontinued operations.
(2)         Includes our consolidated amount and the noncontrolling interest adjustment for the third-party partners’ share.

(3)
For the three months ended September 30, 2013, includes our proportionate share of the gain on the sale of the Original Florida MOB Portfolio.  For the nine months ended September 30, 2013, includes our proportionate share of the gain on the sale of real estate related to the remaining three buildings at Interchange Business Center and the Original Florida MOB Portfolio.  For the nine months ended September 30, 2012, includes our proportionate share of the gain on the sale of real estate related to Palms of Monterrey.

Provided below is additional information related to selected items included in net gain (loss) above, which may be helpful in assessing our operating results.

•
Straight-line rental revenue of $0.1 million and $0.4 million was recognized for the three and nine months ended September 30, 2013, respectively.  Straight-line rental revenue of $0.1 million and $0.2 million was recognized for the three and nine months ended September 30, 2012, respectively.  The noncontrolling interest portion of straight-line rental revenue for the three and nine months ended September 30, 2013 and 2012 was less than $0.1 million.

•
Net above/below market lease amortization of less than $0.1 million was recognized as a decrease and an increase to rental revenue for the nine months ended September 30, 2013 and 2012, respectively.  The noncontrolling interest portion of net above/below market lease amortization for the three and nine months ended September 30, 2013 and 2012 was less than $0.1 million.

•
Amortization of deferred financing costs of $0.2 million and $0.7 million was recognized as interest expense for our notes payable for the three and nine months ended September 30, 2013, respectively.  Amortization of deferred financing costs of $0.3 million and $0.8 million was recognized as interest expense for our notes payable for the three and nine months ended September 30, 2012, respectively.

•
During the nine months ended September 30, 2013, we recognized loss on early extinguishment of debt of $0.3 million comprised of the write-off of deferred financing fees of $0.1 million and an early termination fee of $0.2 million.  During the nine months ended September 30, 2012, we recognized loss on early extinguishment of debt of $1.2 million comprised of the write-off of deferred financing fees of $0.4 million and an early termination fee of $0.8 million.

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

The following summarizes certain information related to the sources of distributions ($ in thousands):

Nine months ending
September 30,
2012
Total Distributions Paid (1)	$17,326

Principal Sources of Funding:
Distribution Reinvestment Plan	$2,790
Cash flow provided by operating activities	$4,044
Cash available at the beginning of the period (2)	$80,130

_______________________________
(1) Includes special cash distribution of $13 million.

(2) Represents the cash available at the beginning of the reporting period (January 1, 2012) primarily attributable to excess funds raised from the issuance of common stock and borrowings, after the impact of historical operating activities, other investing and financing activities.

We did not pay any distributions to stockholders during the three and nine months ended September 30, 2013 and the three months ended September 30, 2012.  Total distributions paid to stockholders during the nine months ending September 30, 2012 were $17.3 million consisting of the special cash distribution of $13 million and the regular distributions of $4.3 million.  The special cash distribution was funded from proceeds from asset dispositions.  A portion of the $4.3 million regular distributions to stockholders was funded from cash flow provided by operations.  Future distributions declared and paid may exceed cash flow from operating activities or funds from operations until such time as we invest in additional real estate or real estate-related assets at favorable yields and our investments reach stabilization.

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

We believe the carrying value of our operating real estate is currently recoverable.  Accordingly, there were no impairment charges for the nine months ended September 30, 2013 and 2012.  However, if market conditions worsen beyond our current expectations, or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

As of September 30, 2013, we maintained approximately $2 million in Euro-denominated accounts at European financial institutions.  We currently have two investments in Europe.  As the cash is held in the same currency as the real estate assets and related loans, we believe that we are not materially exposed to any significant foreign currency fluctuations related to these accounts as it relates to ongoing property operations.  Material movements in the exchange rate of Euros could materially impact distributions from our foreign investments.

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $212.1 million in notes payable at September 30, 2013, $80.3 million represented debt subject to variable interest rates, of which $15.6 million is subject to minimum interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.8 million.

Interest rate caps classified as assets were reported at their combined fair value of $0.2 million within prepaid expenses and other assets at September 30, 2013.  A 100 basis point decrease in interest rates would result in a $0.2 million net decrease in the fair value of our interest rate caps.  A 100 basis point increase in interest rates would result in a $0.4 million net increase in the fair value of our interest rate caps.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 30, 2013, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Share Redemption Program

Our board of directors has adopted a share redemption program that permits stockholders to sell their shares back to us, subject to the significant conditions and limitations of the program.  Our board of directors can amend the provisions of our share redemption program at any time without the approval of our stockholders.

The terms on which we redeem shares may differ between redemptions upon a stockholder’s death, “qualifying disability” (as defined in the share redemption program) or confinement to a long-term care facility (collectively, “Exceptional Redemptions”) and all other redemptions (“Ordinary Redemptions”).  Our board of directors determined to suspend until further notice accepting Ordinary Redemptions effective April 1, 2012.  Under our share redemption program, the purchase price for shares redeemed under the program pursuant to an Exceptional Redemption request is set forth below.

Prior to the first valuation conducted by the board of directors, or a committee thereof, the purchase price per share for the redeemed shares equaled 90% of the difference of (a) average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) less (b) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by the board of directors (the “Special Distributions”), distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed Shares.

On August 7, 2013, in accordance with the terms of the share redemption program , the per share redemption price for redemptions automatically adjusted as a result of the initial determination by our board of directors of the estimated per share value of $10.09. Beginning August 7, 2013, the per share redemption price for Exceptional Redemptions will equal the lesser of 90% of (a) $10.09 and (b) the average price per share that investor paid for all of his shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) less the Special Distributions. Exceptional Redemptions made on or after August 7, 2013 will be made pursuant to the immediately preceding pricing description.

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

During the three months ended September 30, 2013 our board of directors redeemed all six Exceptional Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 19,478 shares redeemed for $0.2 million (approximately $8.51 per share).  All redemptions were funded with cash on hand.

We have not presented information regarding submitted and unfulfilled Ordinary Redemption requests for the nine months ended September 30, 2013 as our board of directors suspended Ordinary Redemptions effective April 1, 2012 and we believe many stockholders who may otherwise desire to have their shares redeemed have not submitted a request due to the suspension of Ordinary Redemptions.

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

During the quarter ended September 30, 2013, we redeemed shares as follows:

2013	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
July	—	$—	—
August	19,478	$8.51	19,478	(1)
September	—	$—	—
	19,478	$8.51	19,478	(1)

_________________________________
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

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

Dated: November 13, 2013	By:	/s/ Andrew J. Bruce
Andrew J. Bruce
Chief Financial Officer
Principal Financial Officer

Index to Exhibits

Exhibit Number	Description

3.1	Third Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to Form 10-Q filed on November 14, 2012

3.2*	Second Amended and Restated Bylaws, as amended by Amendment No. 1.

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 28, 2013

10.1*	The Purchase and Sale Agreement, dated July 8, 2013, between Behringer Harvard Florida MOB Member, LLC, BH-AW Florida MOB Venture, LLC, AW SFMOB Investor, LLC and AW SFMOB Managing Member, LLC.

10.2*
First Amendment to the Purchase and Sale Agreement, dated July 8, 2013, between Behringer Harvard Florida MOB Member, LLC, BH-AW Florida MOB Venture, LLC, AW SFMOB Investor, LLC and AW SFMOB Managing Member, LLC.

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*	Section 1350 Certification**

32.2*	Section 1350 Certification**

99.1	Second Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 4.4 to Form 10-K filed on March 28, 2012)

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 13, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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