Form 10-K
period 2013-12-31
Behringer Harvard Opportunity REIT II, Inc.
filed 2014-03-26
CIK 1387061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
Commission File Number: 000-53650
Behringer Harvard Opportunity REIT II, Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-8198863
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
15601 Dallas Parkway, Suite 600, Addison, Texas	75001
(Address of principal executive offices)	(Zip Code)
(866) 655-3600
(Registrant's telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act:
None
Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.0001 par value per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act). Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐                    Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company)    ☐    Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

There is no established market for the Registrant's common stock. The Registrant has adopted an Amended and Restated Policy for Estimation of Common Stock Value pursuant to which it has estimated the per share value of its common stock.  As of December 31, 2012, the estimated per share value was $9.50.  As of August 1, 2013, the estimated per share value was $10.09.  For a full description of the methodologies used to estimate the value of the Registrant's common stock as of December 31, 2012 and August 1, 2013, see Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Market Information" included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 and this Annual Report on Form 10-K, respectively. There were approximately 26,016,082 shares of common stock held by non-affiliates as of June 30, 2013, the last business day of the Registrant's most recently completed second fiscal quarter. As of February 28, 2014, the registrant had 26,015,980 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.
FORM 10-K
Year Ended December 31, 2013

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

•	the availability of cash flow from operating activities for distributions, if any;

•	our level of debt and the terms and limitations imposed on us by our debt agreements;

•	the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

•	our ability to secure leases at favorable rental rates;

•	our ability to retain our executive officers and other key personnel of our advisor, our property manager and their affiliates;

•	conflicts of interest arising out of our relationships with our advisor and its affiliates;

•	unfavorable changes in laws or regulations impacting our business, our assets or our key relationships; and

•	factors that could affect our ability to qualify as a real estate investment trust.
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
We acquire and operate commercial real estate and real estate-related assets. In particular, we focus generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. In addition, our opportunistic and value-add investment strategy also includes investments in real estate-related assets that present opportunities for current income. Such investments may also have capital gain characteristics, whether as a result of a discount purchase or related equity participations. We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties. These properties may be existing, income-producing properties, newly constructed properties, or properties under development or construction. They may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multi-tenant use. We may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. Further, we may originate or invest in collateralized mortgage-backed securities and mortgage, bridge or mezzanine loans, or in entities that make investments similar to the foregoing. We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. We completed our first property acquisition, an office building located in Denver, Colorado, on October 28, 2008. As of December 31, 2013, we had acquired 20 investments, including a mezzanine loan. Of these 20 investments, we sold six investments prior to December 31, 2013 and received the early prepayment of a mortgage loan that we had originated. Furthermore, we sold eight of the nine medical office buildings comprising the Florida MOB Portfolio.
Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware ("BH Opportunity OP II"). As of December 31, 2013, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, was the sole general partner of BH Opportunity OP II and owned a 0.1% partnership interest in BH Opportunity OP II. As of December 31, 2013, our wholly-owned subsidiary, BHO Business Trust II, was the sole limited partner of BH Opportunity OP II and owned the remaining 99.9% interest in BH Opportunity OP II.
We are externally managed and advised by Behringer Harvard Opportunity Advisors II, LLC, a Texas limited liability company (the "Advisor"). The Advisor is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.
Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001, and our toll-free telephone number is (866) 655-3600. The name Behringer Harvard is the property of Behringer Harvard Holdings, LLC ("BHH" or "Behringer Harvard Holdings") and is used by permission.
Public Offerings of Common Stock
We commenced an initial public offering of up to 125,000,000 shares of our common stock on January 21, 2008 (the "Initial Offering"), of which 25,000,000 shares were offered pursuant to our distribution reinvestment plan (the "DRP"). On July 3, 2011, the Initial Offering terminated in accordance with its terms. On July 5, 2011, we commenced a follow-on public offering of up to 75,000,000 shares of our common stock (the "Follow-On Offering" and, together with the Initial Offering, the "Offerings"), of which 25,000,000 shares were offered pursuant to the DRP. We terminated the primary component of the Follow-On Offering effective March 15, 2012 and the DRP component effective April 3, 2012. We raised gross offering proceeds of approximately $265.3 million from the sale of approximately 26.7 million shares under the Offerings, including shares sold under the DRP.
In connection with our initial capitalization, on January 19, 2007, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to BHH. On April 22, 2010, BHH transferred its shares of convertible stock to one of it's affiliates.
As of December 31, 2013, we had issued 26.7 million shares of our common stock, including the 22,471 shares owned by BHH and 2.2 million shares issued through the DRP. As of December 31, 2013, we had redeemed 0.7 million shares of our common stock and had 26 million shares of common stock outstanding. As of December 31, 2013, we had 1,000 shares of convertible stock held by an affiliate of BHH.

Our common stock is not currently listed on a national securities exchange.  The timing of a liquidity event will depend upon then prevailing market conditions. We currently intend to consider the process of disposing of our assets, liquidating, and distributing the net proceeds to our stockholders no later than three to six years after the termination of the initial offering, which occurred on July 3, 2011.  Economic or market conditions may, however, result in different holding periods for different assets. If we do not begin an orderly liquidation, we may seek to have our shares listed on a national securities exchange or seek alternative liquidation opportunities.
2013 Highlights
During 2013, we completed the following key transactions:

•
We acquired a 95% interest in Wimberly, a 322-unit multifamily community in Jacksonville, Florida on February 19 from an unaffiliated third party. The contract purchase price for the property was approximately $35.6 million. In connection with the purchase, we entered into a loan for approximately $26.7 million.

•
We sold the remaining three buildings at Interchange Business Center on April 12 for a contract sales price of approximately $40.4 million. A portion of the proceeds from the sale was used to fully satisfy the existing indebtedness of approximately $11.3 million associated with the property.

•
We acquired a 90% interest in 22 Exchange, a student housing complex in Akron, Ohio on April 16 from an unaffiliated third party. The contract purchase price for the property was approximately $28.1 million. In connection with the purchase, we entered into a loan for approximately $19.5 million.

•
We provided mezzanine financing totaling $13.7 million on May 24 to an unaffiliated third-party entity that owns and will develop an apartment complex in Denver, Colorado (“Prospect Park”). Our mezzanine loan to the developer is subordinate to a senior construction loan in the amount of $35.6 million.

•
We acquired a 90% interest in Parkside, a 240-unit multifamily community in Sugarland, Texas on August 8 from an unaffiliated third party. The contract purchase price for the property was approximately $21.5 million. In connection with the purchase, we assumed a loan of approximately $10.5 million.

•
The sale of the Original Florida MOB Portfolio properties (eight medical office buildings), in which we owned a 90% interest, occurred on September 20. The aggregate contract sales price was approximately $63 million. The buyer assumed the existing indebtedness of approximately $18 million and paid the remaining balance of the sales price in cash.

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

Acquisition and Investment Policies
We seek to acquire and operate real estate and real estate-related assets on an opportunistic and value-add basis. We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, and multifamily properties, as well as property for development or redevelopment. We may also invest in real estate-related assets such as collateralized mortgage-backed securities and mortgages, bridge or mezzanine loans, and real estate-related securities. In each case, we will target assets that have been identified as opportunistic and value-add investments with significant possibilities for capital appreciation. These assets will be identified as such because of their property-specific characteristics or their market characteristics. For instance, properties that may benefit from unique repositioning opportunities, for development or redevelopment, or that are located in markets with high growth potential or that are available from distressed sellers may present appropriate investments for us. In addition, our investment strategy may also include investments that present opportunities for increased current income as opposed to significant possibilities for capital gain.

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
We typically make our real estate investments in fee title or a long-term leasehold estate through BH Opportunity OP II or indirectly through limited liability companies or through investments in joint ventures, partnerships, co-tenancies, or other co-ownership arrangements with the developers of the properties, affiliates of the Advisor, or other persons.
Borrowing Policies
There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, the maximum amount of our indebtedness cannot exceed 300% of our "net assets" (as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007 (the "NASAA REIT Guidelines")) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors. In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets. As a result, we expect to borrow more than 75% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent. Our board of directors must review our aggregate borrowings at least quarterly. As of December 31, 2013, we had an aggregate debt leverage ratio of approximately 47.5% of the aggregate value of our assets.
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
We did not pay any distributions in 2013. On March 20, 2012, our board of directors declared a special distribution of $0.50 per share of common stock payable to our stockholders of record as of April 3, 2012 and determined to cease regular, monthly distributions in favor of payment of periodic distributions.

Competition
We are subject to significant competition in seeking real estate investments and tenants. We compete with many third parties engaged in real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies, and other entities. We also face competition from other real estate investment programs, including other Behringer programs, for investments that may be suitable for us. Many of our competitors have substantially greater financial and other resources than we have and may have substantially more operating experience than either us or the Advisor. They also may enjoy significant competitive advantages that result from, among other things, a lower cost of capital.
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
Employees
We have no employees. The Advisor or other affiliates of BHH perform a full range of real estate services for us, including asset acquisition, property management, accounting, legal, asset management, wholesale brokerage, and investor relations services.
We are dependent on affiliates of BHH for services that are essential to us, including asset acquisition decisions, property management, and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.
Financial Information About Industry Segments
Our current business consists of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports with the Securities Exchange Commission (the "SEC"). We also have filed with the SEC registration statements in connection with the Offerings. Copies of our filings with the SEC may be obtained from our website at www.behringerinvestments.com or at the SEC's website at www.sec.gov. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Annual Report on Form 10-K.
Item 1A. Risk Factors
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
Risks Related to an Investment in Behringer Harvard Opportunity REIT II, Inc.
There is no public trading market for your shares; therefore, it will be difficult for you to sell your shares. If you are able to sell your shares, you may have to sell them at a substantial discount from the estimated value per share.
There is no public market for your shares. In addition, the price you receive for the sale of any shares of our common stock is likely to be less than the estimated value per share. We have adopted a share redemption program; however, our board of directors may reject any request for redemption of shares or amend, suspend or terminate our share redemption program at any time. Effective April 1, 2012, our board of directors suspended until further notice accepting Ordinary Redemptions, or those redemptions not submitted upon a stockholder's death, qualifying disability or confinement to a long-term care facility (which are referred to as Exceptional Redemptions). In addition, the cash available for redemption (Ordinary and Exceptional) in any quarterly period will generally be limited to no more than $250,000, and in no event more than $1,000,000 in any twelve-month period. Therefore, it will be difficult for you to sell your shares promptly or at all. You may not be able to sell your shares in the event of an emergency, and, if you are able to sell your shares, you may have to sell them at a substantial discount from the estimated value per share. It is also likely that your shares would not be accepted as the primary collateral for a loan.
We may not successfully implement our exit strategy, in which case you may have to hold your investment for an indefinite period.
Depending upon then prevailing market conditions, it is our intention to consider beginning the process of liquidating our assets and distributing the net proceeds to our stockholders within three to six years after the termination of the initial public offering. If we do not begin an orderly liquidation within that period, we may seek to have our shares listed on a national securities exchange. If we do not begin the process of liquidating or listing our shares within this time period, our charter requires that we hold a stockholders meeting to vote on a proposal for our orderly liquidation unless a majority of our board of directors and a majority of our independent directors vote to defer such a meeting beyond the sixth anniversary of the termination of the initial public offering.
Market conditions and other factors could cause us to delay the commencement of our liquidation or to delay the listing of our shares on a national securities exchange beyond six years from the termination of the initial public offering. If so, our board of directors and our independent directors may conclude that it is not in our best interests to hold a stockholders meeting for the purpose of voting on a proposal for our orderly liquidation. Our charter permits our board of directors, with the concurrence of a majority of our independent directors, to defer such a stockholder vote indefinitely. Therefore, if we are not successful in implementing our exit strategy, your shares will continue to be illiquid and you may, for an indefinite period of time, be unable to convert your investment into cash easily with minimum loss.
The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.
On August 7, 2013, our board of directors approved an estimated value per share of our common stock of $10.09 based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of June 30, 2013 or later dates through August 1, 2013, as described under "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities-Market Information" included in Part II, Item 5. We provided this estimated value per share to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (“FINRA”) rules with respect to customer account statements and to assist fiduciaries in discharging their obligations under Employee Retirement Income Security Act (“ERISA”) reporting requirements.
The estimated value per share was based upon consultation with the Advisor and an independent, third party valuation and advisory firm engaged by us, using what the board of directors deemed to be appropriate valuation methodologies and assumptions under current circumstances in accordance with the Amended and Restated Policy for Estimation of Common Stock Value (the “Valuation Policy”).
FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete.  Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our board’s estimated value per share.  The estimated per share value determined by our board of directors neither represents the fair value according to GAAP of our assets less liabilities, nor does it represent the amount our shares would trade at on a national securities exchange or the amount a shareholder would obtain if he tried to sell his shares or if we liquidated our assets.  Accordingly, with respect to the estimated value per share, the Company can give no assurance that:

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

Further, the value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”

We currently expect to engage our Advisor and/or an independent valuation firm to update the estimated value per share annually, but we are not required to update the estimated value per share more frequently than every 18 months.
We rely on affiliates of Behringer Harvard Holdings, including our Advisor, to manage our operations and our portfolio of real estate assets and any adverse changes in the financial health of Behringer Harvard Holdings could hinder our Advisor's ability to provide these services to us and consequently impair our operating results and negatively affect the return on your investment.
BHH, through one or more of its subsidiaries, owns and controls our Advisor and our property manager. The operations of our Advisor and our property manager rely substantially on BHH. BHH is largely dependent upon the fees and other compensation that it receives from the public programs it sponsors (including us) to conduct its operations. In August 2012, TIER REIT, Inc. (f/k/a Behringer Harvard REIT I, Inc.), a mature program sponsored by BHH that reported $2.4 billion of assets as of December 31, 2013, completed a transition to self-management and no longer relies on BHH acquisition or asset management services but continues to utilize BHH for certain other services such as human resources, shareholder services and information technology as well as property management. Behringer Harvard Multifamily REIT I, Inc. ("BH Multifamily REIT I"), another public program sponsored by BHH that reported $2.9 billion of assets as of December 31, 2013, has entered agreements with BHH to transition to a self-managed structure. This transaction could be completed as early as June 2014, after which BH Multifamily REIT I will no longer rely on BHH other than for shareholder services, although BHH will continue to receive other fees after transition through June 2015.
Going forward, for BHH’s capital needs it expects to rely on revenue from those service relationships, its current resources, including amounts received by BHH as a result of and in connection with the self-management transactions described above, its balance sheet, and fee income from us and Behringer Harvard Opportunity REIT I, Inc., a mature program sponsored by BHH that reported $322 million of assets as of December 31, 2013, and other newly sponsored programs that have not yet raised substantial capital. If BHH’s income and other resources are inadequate to cover its operating expenses, BHH may need to secure additional capital or it may become unable to meet its obligations or may not be able to continue to provide the same level of service that we have received to date. If this occurs, we might be required to find alternative service providers, which could result in a significant disruption of our business and may adversely affect the value of your investment in us. Further, given the non-compete agreements in place with Behringer Harvard Holdings' employees and the non-solicitation agreements we have with our Advisor and property manager, it would be difficult for us to utilize any current employees that provide services to us.
If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.
Our success depends to a significant degree upon the continued contributions of certain executive officers and other key personnel, of us, our Advisor and its affiliates, including Robert S. Aisner, Michael J. O'Hanlon, Andrew J. Bruce, Terri Warren Reynolds and S. Jason Hall, each of whom would be difficult to replace. We do not have employment agreements with our executive officers and other key personnel, and we cannot guarantee that they will remain affiliated with us. Although Mr. Aisner, our chairman, has entered an employment agreement with affiliates of our Advisor (which agreement is terminable at will), our other executive officers and key personnel do not have employment agreements, and we cannot guarantee that such persons will remain affiliated with our Advisor. If any of our key personnel were to cease their affiliation with us, our Advisor or its affiliates, our operating results could suffer. We do not intend to separately maintain key person life insurance on any of our key personnel.
Further, we believe that our future success depends, in large part, upon our Advisor's and its affiliates' ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for persons with these skills is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel.
In addition, we have established, and intend in the future to establish, strategic relationships with firms that have special expertise in certain services or as to assets both nationally and in certain geographic regions. Maintaining these relationships will be important for us to compete effectively for assets. We cannot assure you that we will be successful in attracting and retaining such strategic relationships. If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

We are restricted in our ability to replace our property manager.
Under the terms of our property management agreement, we may terminate the agreement upon 30 days' notice in the event of, and only in the event of, a showing of misconduct, negligence, or deliberate malfeasance by the property manager in performing its duties. Our board of directors may find the performance of our property manager to be unsatisfactory. However, unsatisfactory performance by the property manager may not constitute "misconduct, negligence, or deliberate malfeasance." As a result, we may be unable to terminate the property management agreement, which may have an adverse effect on the management and profitability of our properties.
Payment of fees to our Advisor and its affiliates will reduce cash available for investment and may adversely affect the return on your investment.
Our Advisor and its affiliates will perform services for us in connection with, among other things, the selection and acquisition of our investments, the management and leasing of our properties, the servicing of our mortgage, bridge, mezzanine or other loans, the administration of our other investments and the disposition of our assets. They will be paid substantial fees for these services. These fees will reduce the amount of cash available for investment and may adversely affect the return on your investment.
We and the other public Behringer sponsored programs have experienced losses in the past, and we may experience similar losses in the future.
For the year ended December 31, 2013, we had a loss from continuing operations of $17.6 million and income from discontinued operations (including gain on dispositions) of $31.2 million, cash flow used in operations of $1.1 million and cash used in investing activities (including purchases of real estate investments, net of proceeds from sale of discontinued operations) of $11.3 million. We paid no distributions to stockholders in 2013. For the year ended December 31, 2012, we had a loss from continuing operations of $12.8 million and income from discontinued operations (including gain on dispositions) of $22 million, cash flow used in operations of $1.6 million and cash provided by investing activities (including proceeds from sale of discontinued operations) of $78.5 million. We paid total distributions of $17.3 million to stockholders, consisting of the special cash distribution of $13 million and regular distributions of $4.3 million, including DRP of $2.8 million. Of the total distributions paid to stockholders in 2012, 75% were funded with proceeds from asset sales and 25% from cash on hand, components of which may include borrowings and dispositions and which may represent a return of capital. Our losses can be attributed, in part, to operating expenses incurred prior to purchasing properties and making investments in properties that are in lease up and have not yet reached stabilization. In addition, depreciation and amortization expenses substantially reduced our income. Historically, other Behringer sponsored programs have also experienced losses, especially during the early periods of their operation. In addition, Behringer sponsored programs that substantially completed their primary equity offerings at or prior to the end of 2008 have been adversely affected by the disruptions to the economy generally and the real estate market. Some of these programs have recently announced estimated per share valuations that are significantly below the initial offering price of such shares. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.
Our stockholders may not be able to sell their shares under our share redemption program and, if our stockholders are able to sell their shares under the program, they may not be able to recover the amount of their investment in our shares.

Our board of directors has adopted a share redemption program that permits stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations of the program. Our board of directors can amend the provisions of our share redemption program without the approval of our stockholders. The terms on which we redeem shares may differ between Ordinary Redemptions and Exceptional Redemptions. Our board of directors determined to suspend until further notice accepting Ordinary Redemptions effective April 1, 2012.

Any shares approved for redemption will be redeemed on a periodic basis as determined from time to time by our board of directors, and no less frequently than annually. We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. In addition, the cash available for redemption in any quarterly period will generally be limited to no more than $250,000, and in no event more than $1,000,000 in any twelve-month period. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. The redemption limitations apply to all redemptions, whether Ordinary or Exceptional Redemptions. These limits may prevent us from accommodating all redemption requests made in any year or for a specific redemption date.

Under our share redemption program in effect, the purchase price per share for the redeemed shares submitted as an Exceptional Redemption will equal the lesser of 90% of:

•	the current estimated value per share (the "Valuation") as determined in accordance with the Valuation Policy; and

•
the difference of (a) the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) less (b) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by the board of directors, distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed shares.

On August 7, 2013, our board of directors established the Valuation of $10.09 as of August 1, 2013. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities - Market Information." The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since August 7, 2013.
We currently expect to engage our Advisor and/or an independent valuation firm to update our estimated value per share annually, but we are not required to update our estimated value per share more frequently than every 18 months. Upon updating our estimated value per share, the redemption price per share will also change. Because of the restrictions of our share redemption program, our stockholders may not be able to sell their shares under the program, and if stockholders are able to sell their shares, depending upon the then current redemption price, they may not recover the amount of their investment in us.
Risks Related to Our Business
Development projects in which we invest may not be completed successfully or on time, and guarantors of the projects may not have the financial resources to perform their obligations under the guaranties they provide.
We may make equity investments in, acquire options to purchase interests in or make mezzanine loans to the owners of real estate development projects. Our return on these investments is dependent upon the projects being completed successfully, on budget and on time. To help ensure performance by the developers of properties that are under construction, completion of these properties is generally guaranteed either by a completion bond or performance bond. Our Advisor may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the entity entering into the construction or development contract as an alternative to a completion bond or performance bond. For a particular investment, we may obtain guaranties that the project will be completed on time, on budget and in accordance with the plans and specifications and that the mezzanine loan will be repaid. However, we may not obtain such guaranties and cannot ensure that the guarantors will have the financial resources to perform their obligations under the guaranties they provide. We intend to manage these risks by ensuring, to the best of our ability, that we invest in projects with reputable, experienced and resourceful developers. If we are unable to manage these risks effectively, our results of operations, financial condition and your overall investment return will be adversely affected.
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
The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to support our operations and make additional investments.
We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation, or "FDIC," only insures limited amounts per depositor per insured bank. At December 31, 2013, we had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to support our operations or invest and could result in a decline in the value of your investment.
Market disruptions may adversely impact aspects of our operating results and operating condition.
During 2011, the major credit agencies downgraded or placed under review the credit rating for debt issued by the U.S. government and U.S. agencies, due in part to the political uncertainties over U.S. debt limits. Congress subsequently enacted the American Taxpayer Relief Act of 2012 in an attempt to eliminate the so called "fiscal cliff" in January 2013. There is continuing political deadlock in the U.S. regarding the "debt ceiling" and there continues to be a perceived risk of future sovereign credit ratings downgrade of the U.S. government, including the ratings of the U.S. Treasury securities. Failure of Congress to raise the "debt ceiling" and/or a downgrade of U.S. sovereign credit ratings could negatively impact the credit ratings of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government, such as debt issued by Fannie Mae and Freddie Mac. In addition, although the European debt crisis has moderated, there is some risk that higher-risk European countries could face pressure over proposed austerity measures or levels of sovereign borrowings. Such events could reduce investor confidence and lead to further weakening of the U.S. and global economies. In particular, this could cause disruption in the capital markets and impact the stability of future U.S. treasury auctions and the trading market for U.S. government securities, resulting in increased interest rates and borrowing costs and less availability of credit.
Our business may be affected by market and economic challenges experienced by the U.S. and global economies or the real estate industry as a whole or by the local economic conditions in the markets which our properties are located. These conditions may materially affect the value and performance of our properties, and may affect our ability to pay distributions, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due. These challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, global market disruptions may have many consequences including, but not limited to, these listed below:

•
the financial condition of our tenants may be adversely affected, which may result in us having to increase concessions, reduce rental rates or make capital improvements beyond those contemplated at the time we acquired the properties in order to maintain occupancy levels or to negotiate for reduced space needs, which may result in a decrease in our occupancy levels;

•
significant job losses may occur, which may decrease demand for our office space, our multifamily communities and our hospitality properties and result in lower occupancy levels, which will result in decreased revenues and which could diminish the value of our properties, which depend, in part, upon the cash flow generated by our properties;

•
an increase in the number of bankruptcies or insolvency proceedings of our tenants and lease guarantors, which could delay our efforts to collect rent and any past due balances under the relevant leases and ultimately could preclude collection of these sums;

•	credit spreads for major sources of capital may widen as investors demand higher risk premiums, resulting in lenders increasing the cost for debt financing;

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

•
a reduction in the amount of capital that is available to finance real estate, which, in turn, could lead to a decline in real estate values generally, slow real estate transaction activity, reduce the loan to value ratio upon which lenders are willing to lend, and result in difficulty refinancing our debt;

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
We own interests in two properties located in Germany. The ongoing situation relating to the sovereign debt and weak financial health of several countries and the overall European financial system, together with the risk of contagion to other, more financially stable countries, has exacerbated the difficult global financial situation. The situation has also raised a number of uncertainties regarding the stability and overall standing of the European Monetary Union. Any further deterioration in the global or Eurozone economy could have a significant adverse effect on our activities and the value of our German assets.
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
We could suffer from delays in locating suitable investments as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other Behringer sponsored programs, some of which have investment objectives and employ investment strategies that are similar to ours.
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

•	lack of uniform accounting standards (including availability of information in accordance with U.S. generally accepted accounting principles ("GAAP"));

•	changes in land use and zoning laws;

•	more stringent environmental laws or changes in such laws;

•	changes in the social stability or other political, economic or diplomatic developments in or affecting a country where we have an investment;

•	we, our sponsor and its affiliates have relatively less experience with respect to investing in real property or other investments outside the United States as compared to domestic investments; and

•	legal and logistical barriers to enforcing our contractual rights.
Any of these risks could have an adverse effect on our business, results of operations and the overall return on your investment.
If our sponsor, our Advisor or its affiliates waive or defer certain fees due to them, our results of operations and distributions may be artificially high.
From time to time, our sponsor, our Advisor or its affiliates may agree to waive or defer all or a portion of the acquisition, asset management or other fees, compensation or incentives due to them, pay general administrative expenses or otherwise supplement stockholder returns in order to increase the amount of cash available to support our operations. As a result, our net income and the amount available for distributions may be artificially higher than normal and could be misleading in years when our sponsor, our Advisor or its affiliates waive or defer such fees and incentives.
Your interest in Behringer Harvard Opportunity REIT II will be diluted if we or BH Opportunity OP II issues additional securities.
Stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 400,001,000 shares of capital stock, of which 350,000,000 shares are designated as common stock, 1,000 shares are designated as convertible stock and 50,000,000 are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter to increase the number of authorized shares of capital stock, increase or decrease the number of shares of any class or series of stock designated, and may classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. Shares will be issued in the discretion of our board of directors. Stockholders will likely experience dilution of their equity investment in us in the event that we: (1) sell shares of our common stock in the future, including those issued pursuant to the distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of common stock upon the conversion of our convertible stock, (5) issue shares of common stock upon the exercise of any options granted to our independent directors or employees of our Advisor and BHO II Management, our management company and an affiliate of our Advisor, or their affiliates, (6) issue shares to our Advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory management agreement, or (7) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of BH Opportunity OP II. In addition, the partnership agreement for BH Opportunity OP II contains provisions that allow, under certain circumstances, other entities, including other Behringer sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of BH Opportunity OP II. Because the limited partnership interests of BH Opportunity OP II may be exchanged for shares of our common stock, any merger, exchange or conversion between BH Opportunity OP II and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
Risks Related to Conflicts of Interest
We will be subject to conflicts of interest arising out of our relationships with our Advisor and its affiliates, including the material conflicts discussed below.
The Advisor and its affiliates, including all of our executive officers and some of our directors, will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.
Our Advisor and its affiliates and our property manager, are entitled to substantial fees from us under the terms of the advisory management agreement and property management agreement. These fees could influence our Advisor's advice to us, as well as the judgment of affiliates of our Advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the advisory management agreement and the property management agreement;

•
public offerings of equity by us, which may entitle Behringer Securities, LP ("Behringer Securities"), a subsidiary of Behringer, to dealer manager fees and will likely entitle our Advisor to increased acquisition and asset management fees;

•	property sales, which may result in the issuance to our Advisor of shares of our common stock through the conversion of our convertible stock;

•
property acquisitions from other Behringer sponsored programs, which might entitle affiliates of our Advisor to real estate commissions and possible success-based sale fees in connection with their services for the seller;

•	property acquisitions from third parties, which entitle our Advisor to acquisition fees and asset management fees;

•	borrowings to acquire properties, which borrowings will increase the acquisition, asset management and deferred financing fees payable to our Advisor;

•	determining the compensation paid to employees for services provided to us, which could be influenced in part by whether or not the Advisor is reimbursed by us for the related salaries and benefits;

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
Certain of our executive officers are also officers of our Advisor, our property manager, our dealer manager and other entities affiliated with our Advisor, including the advisors and fiduciaries to other Behringer sponsored programs. As a result, these individuals owe fiduciary duties to these other entities and their investors, which may conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (i) allocation of new investments and management time and services between us and the other entities, (ii) the timing and terms of the investment in or sale of an asset, (iii) development of our properties by affiliates of our Advisor, (iv) investments with affiliates of our Advisor, (v) compensation to our Advisor, and (vi) our relationship with our dealer manager and property manager. If we do not successfully implement our business strategy, we may be unable to maintain or increase the value of our assets and the overall return on your investment may be reduced.
Our Advisor's executive officers and key personnel and the executive officers and key personnel of Behringer-affiliated entities that conduct our day-to-day operations will face competing demands on their time, and this may cause our investment returns to suffer.
We rely upon the executive officers of our Advisor and the executive officers and employees of Behringer affiliated entities to conduct our day-to-day operations. These persons also conduct the day-to-day operations of other Behringer sponsored programs and may have other business interests as well. Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate. If this occurs, the returns on our investments may suffer.
Because a number of Behringer real estate programs use investment strategies that are similar to ours, our Advisor and its and our executive officers will face conflicts of interest relating to the purchase and leasing of properties and other investments, and such conflicts may not be resolved in our favor.
There may be periods during which one or more Behringer sponsored programs are seeking to invest in similar properties and other real estate-related investments. As a result, we may be buying properties and other real estate-related investments at the same time as one or more of the other Behringer sponsored programs managed by officers and employees of our Advisor and/or its affiliates, and these other Behringer sponsored programs may use investment strategies that are similar to ours. Our executive officers and the executive officers of our Advisor are also the executive officers of other Behringer sponsored REITs and their advisors, the general partners of Behringer sponsored partnerships and/or the advisors or fiduciaries of other Behringer sponsored programs, and these entities are and will be under common control. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another Behringer sponsored program. In the event these conflicts arise, we cannot assure you that our best interests will be met when officers and employees acting on behalf of our Advisor and on behalf of advisors and managers of other Behringer sponsored programs decide whether to allocate any particular property to us or to another Behringer sponsored program or affiliate of our Advisor, which may have an investment strategy that is similar to ours. In addition, we may acquire properties in geographic areas where other Behringer sponsored programs own properties. If one of the other Behringer sponsored programs attracts a tenant for which we are competing, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may apply if our Advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations in mortgage, bridge or mezzanine loans on our behalf because other Behringer sponsored programs may be competing with us for such investments. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved.
Our Advisor will face conflicts of interest relating to joint ventures, tenant-in-common investments or other co-ownership arrangements that we enter with affiliates of our sponsor or Advisor or with other Behringer sponsored programs, which could result in a disproportionate benefit to affiliates of our sponsor or Advisor or to another Behringer sponsored program.
We may enter into joint ventures, tenant-in-common investments or other co-ownership arrangements with other Behringer sponsored programs or with affiliates of our sponsor or Advisor, for the acquisition, development or improvement of properties, as well as the acquisition of real estate-related investments. These Behringer sponsored programs are likely to include single-client, institutional-investor accounts in which Behringer has been engaged by an institutional investor to locate and manage real estate investments on behalf of an institutional investor and with which such sponsor or advisor affiliate may invest. The executive officers of our Advisor are also the executive officers of other Behringer sponsored REITs and their advisors, the general partners of other Behringer sponsored partnerships and/or the advisors or fiduciaries of other Behringer sponsored programs. These executive officers will face conflicts of interest in determining which Behringer sponsored program should enter into any particular joint venture, tenant-in-common or co-ownership arrangement. These persons may also have a conflict in structuring the terms of the relationship between our interests and the interests of the Behringer sponsored co-venturer, co-tenant or partner, as well as conflicts of interest in managing the joint venture. Further, the fiduciary obligations that our Advisor or our board of directors may owe to a co-venturer, co-tenant or partner affiliated with our sponsor or Advisor may make it more difficult for us to enforce our rights.

In the event that we enter into a joint venture, tenant-in-common investment or other co-ownership arrangements with another Behringer sponsored program or joint venture, our Advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular real estate property, exercising buy-sell rights or making other major decisions and you may face certain additional risks. For example, it is anticipated that certain Behringer sponsored funds will never have an active trading market. Therefore, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from such joint venturer with respect to the sale of properties in the future. In addition, in the event we enter into a joint venture with a Behringer sponsored program that has a term shorter than ours, the joint venture may be required to sell its properties at the time of the other Behringer sponsored program's liquidation. We may not desire to sell the properties at such time. Even if the terms of any joint venture agreement between us and another Behringer sponsored program grant us a right of first refusal to buy such properties, we may not have sufficient funds to exercise our right of first refusal under these circumstances.
Because Mr. Behringer and his affiliates control us and other Behringer sponsored programs, agreements and transactions among the parties with respect to any joint venture, tenant-in-common investment or other co-ownership arrangement between or among such parties will not have the benefit of arm's-length negotiation of the type normally conducted between unrelated co-venturers. Under these joint ventures, neither co-venturer may have the power to control the venture, and under certain circumstances, an impasse could be reached regarding matters pertaining to the co-ownership arrangement, which might have a negative influence on the joint venture and decrease potential returns to you. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Furthermore, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason, or if our interest is likewise subject to a right of first refusal of our co-venturer or partner, our ability to sell such interest may be adversely impacted by such right.
Your investment will be diluted upon conversion of the convertible stock.
In connection with our organization, BHH, an affiliate of our Advisor, purchased 1,000 shares of our convertible stock for an aggregate purchase price of $1,000. BHH transferred its shares of convertible stock to one of it's affiliates on April 2, 2010. Under limited circumstances, these shares may be converted into shares of our common stock, resulting in dilution of our stockholders' interest in us. Our convertible stock will convert into shares of common stock on one of two events. First, it will convert if we have paid distributions to common stockholders such that aggregate distributions are equal to 100% of the price at which we sold our outstanding shares of common stock plus an amount sufficient to produce a 10% cumulative, non-compounded, annual return at that price. Alternatively, the convertible stock will convert if we list our shares of common stock on a national securities exchange and, on the 31st trading day after listing, the value of our company based on the average trading price of our shares of common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold for our common stockholders. Each of these two events is a "Triggering Event." Upon a Triggering Event, our convertible stock will, unless our advisory management agreement with our Advisor has been terminated or not renewed on account of a material breach by our Advisor, generally convert into shares of common stock with a value equal to the lesser of (A) 20% of the excess of our enterprise value plus the aggregate value of distributions paid to date on then outstanding shares of our common stock over the aggregate issue price of those outstanding shares plus a 10% cumulative, non-compounded, annual return on the issue price of those outstanding shares or (B) 15% of the excess of our enterprise value plus the aggregate value of distributions paid to date on then outstanding shares of our common stock over the aggregate issue price of those outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares. However, if our advisory management agreement with our Advisor expires without renewal or is terminated (other than because of a material breach by our Advisor) prior to a Triggering Event, then upon a Triggering Event the holder of the convertible stock will be entitled to a prorated portion of the number of shares of common stock determined by the foregoing calculation, where such proration is based on the percentage of time we were advised by our Advisor. As a result, following conversion, the holder of the convertible stock will be entitled to a portion of amounts distributable to our stockholders, which such amounts distributable to the holder could be significant.
Our Advisor can influence whether we terminate the advisory management agreement or allow it to expire without renewal, or whether our common stock is listed for trading on a national securities exchange. Accordingly, our Advisor can influence both the conversion of the convertible stock and the resulting dilution of other stockholders' interests.
If we internalize our management functions, your interest in us could be diluted, and we could incur other significant costs associated with being self-managed.
Our strategy may involve becoming "self-managed" by internalizing our management functions, particularly if we seek to list our shares on an exchange as a way of providing our stockholders with a liquidity event. The method by which we could internalize these functions could take many forms. We may hire our own group of executives and other employees or we may elect to negotiate to acquire our Advisor's and property manager's assets and personnel. Our advisory management agreement provides that we may not hire or solicit any employee of our Advisor or its affiliates for one year from the termination of the agreement. Our property management agreement includes a similar provision with respect to the employees of our property manager or its affiliates. These restrictions could make it difficult to internalize our management functions without acquiring assets and personnel from our Advisor and its affiliates for consideration that would be negotiated at that time. Such consideration could take many forms, including cash payments, promissory notes and shares of our stock. An internalization transaction could result in significant payments to affiliates of our Advisor irrespective of whether you received the returns on which we have conditioned other back-end compensation. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the net income per share and funds from operations per share attributable to your investment. We will not be required to seek a stockholder vote to become self-managed.
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
Additionally, there is no assurance that internalizing our management functions would prove to be beneficial to us and our stockholders. We could have difficulty integrating our management functions as a stand-alone entity. Certain personnel of our Advisor and its affiliates perform property management, asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. We could fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management's attention could be diverted from most effectively managing our portfolio of investments.
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
General Risks Related to Investments in Real Estate
Our opportunistic and value-add property-acquisition strategy involves a higher risk of loss than more conservative investment strategies.
Our strategy for acquiring properties may involve the acquisition of properties in markets that are depressed or overbuilt, and/or have high growth potential in real estate lease rates and sale prices. As a result of our investment in these types of markets, we will face increased risks relating to changes in local market conditions and increased competition for similar properties in the same market, as well as increased risks that these markets will not recover and the value of our properties in these markets will not increase, or will decrease, over time. For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties, and as a result, your overall investment return may be adversely affected. Our approach to acquiring and operating income-producing properties involves more risk than comparable real estate programs that have a targeted holding period for investments that is longer than ours, utilize leverage to a lesser degree and/or employ more conservative investment strategies.

Our revenue and net income may vary significantly from one period to another due to investments in opportunity-oriented properties and portfolio acquisitions, which could increase the variability of our cash available to support our operations.
Our opportunistic and value-add property acquisition strategy will include investments in properties in various phases of development, redevelopment or repositioning and portfolio acquisitions, which may cause our revenues and net income to fluctuate significantly from one period to another. Projects do not produce revenue while in development or redevelopment. During any period when our projects in development or redevelopment or those with significant capital requirements increase without a corresponding increase in stable revenue-producing properties, our revenues and net income will likely decrease. Many factors may have a negative impact on the level of revenues or net income produced by our portfolio of properties and projects, including higher than expected construction costs, failure to complete projects on a timely basis, failure of the properties to perform at expected levels upon completion of development or redevelopment, and increased borrowings necessary to fund higher than expected construction or other costs related to the project. Further, our net income and shareholders' equity could be negatively affected during periods with large portfolio acquisitions, which generally require large cash outlays and may require the incurrence of additional financing. Any such reduction in our revenues and net income during such periods could cause a resulting decrease in our cash available to support our operations during the same periods.
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
If we fail to diversify our investment portfolio, downturns relating to certain geographic regions, types of assets, industries or business sectors may have a more significant adverse impact on our assets and your overall investment return than if we had a diversified investment portfolio.
While we intend to diversify our portfolio of investments, we are not required to observe specific diversification criteria. Therefore, our investments in target assets may at times be concentrated in certain asset types that are subject to higher risk of foreclosure, or secured by assets concentrated in a limited number of geographic locations. As of December 31, 2013, 37% and 21% of our revenue (which includes base rent from our office properties and revenue from our multifamily and hotel properties) was derived from tenants in Hawaii and Florida, respectively and 33% of our lease agreements at the office properties which we consolidate on our balance sheets is concentrated in the health care and social assistance industry. To the extent that our portfolio is concentrated in limited geographic regions, types of assets, industries or business sectors, downturns relating generally to such region, type of asset, industry or business sector may leave our profitability vulnerable to a downturn in such areas as a result of tenants defaulting on their lease obligations at a number of our properties within a short time period, which may reduce our net income and the value of our common stock and accordingly reduce our stockholders' overall return.
Properties that have significant vacancies could be difficult to sell, which could diminish the return on your investment.
A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues. In addition, the value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.
Many of our investments will be dependent on tenants for revenue, and lease expirations and terminations could adversely affect our operations and your overall investment return.
The success of our real property investments often will be materially dependent on the occupancy rates of our properties and the financial stability of our tenants. Non-cancelable leases representing 29.2% of our annualized base rent for our consolidated office properties will expire by the end of 2014. These lease expirations are spread among five of our investments with one lease accounting for greater than 34% of the expirations through 2014 by annualized base rent. If we are unable to renew or extend the expiring leases under similar terms or are unable to negotiate new leases, or if our tenants default on lease payments, it would negatively impact our liquidity and consequently adversely affect our ability to fund our ongoing operations. A default by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and cause us to have to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. Additionally, loans that we make generally will relate to real estate. As a result, the borrower's ability to repay the loan may be dependent on the financial stability of the tenants leasing the related real estate.
We may be unable to secure funds for future tenant improvements, which could adversely impact the overall return on your investment.
When tenants do not renew their leases or otherwise vacate their space, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. If we have insufficient capital reserves, we will have to obtain financing from other sources. We intend to establish capital reserves on a property-by-property basis, as we deem necessary. In addition to any reserves we establish, a lender may require escrow of capital reserves in excess of our established reserves. If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure you that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Moreover, certain reserves required by lenders may be designated for specific uses and may not be available for capital purposes such as future tenant improvements. Additional borrowing for capital purposes will increase our interest expense, and therefore our financial condition and your overall investment return may be adversely affected.
We may be unable to sell a property if or when we decide to do so, which could adversely impact our cash flow and results of operations.
We intend to hold the various real properties in which we invest until such time as our Advisor determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. Otherwise, our Advisor, subject to approval of our board of directors, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our liquidation. If we do not begin the process of liquidating our assets or listing our shares within six years of the termination of our initial public offering, our charter requires that we hold a stockholders meeting to vote on a proposal for our orderly liquidation unless a majority of our board of directors and a majority of our independent directors vote to defer such a meeting beyond the sixth anniversary of the termination of the initial public offering. The real estate market is affected, as discussed above, by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any asset for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of an asset. If we are unable to sell an asset when we determine to do so, it could have a significant adverse effect on our cash flow and results of operations.
Our co-venture partners, co-tenants or other partners in co-ownership arrangements could take actions that decrease the value of an investment to us and lower your overall return.
We may enter into joint ventures, tenant-in-common investments or other co-ownership arrangements with other Behringer programs or third parties having investment objectives similar to ours for the acquisition, development or improvement of properties, as well as the acquisition of real estate-related investments. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons.
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
Our Advisor will attempt to ensure that all of our properties are adequately insured to cover casualty losses. The nature of the activities at certain properties we may acquire, such as age-restricted communities or student housing, will expose us and our operators to potential liability for personal injuries and property damage claims. In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, pollution, environmental matters or extreme weather conditions such as hurricanes, floods and snowstorms that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders generally insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage, bridge or mezzanine loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure you that we will have adequate coverage for such losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss. In addition, other than the capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that may adversely affect the overall return on your investment.
Our operating results may be negatively affected by potential development and construction delays and result in increased costs and risks, which could diminish the return on your investment.
We may invest in the acquisition, development and/or redevelopment of properties upon which we will develop and construct improvements. We could incur substantial capital obligations in connection with these types of investments. We will be subject to risks relating to uncertainties associated with rezoning for development and environmental concerns of governmental entities and/or community groups and our builder's ability to control construction costs or to build in conformity with plans, specifications and timetables. The builder's failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance. Performance may also be affected or delayed by conditions beyond the builder's control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.
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
From time to time, we may attempt to acquire multiple properties in a single transaction. Portfolio acquisitions are more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. To acquire multiple properties in a single transaction, we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns in real property and therefore, accumulating such cash could reduce the overall return on your investment. Any of the foregoing events may have an adverse effect on our operations.
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
We are dependent on the third-party managers of our hotel properties.
In order to qualify as a REIT, we will not be able to operate our hotel properties or participate in the decisions affecting the daily operations of our hotels. We will lease our hotel or any hotels we acquire to a taxable REIT subsidiary ("TRS") in which we may own up to a 100% interest. Our TRS will enter into management agreements with eligible independent contractors that are not our subsidiaries or otherwise controlled by us to manage the hotels. Thus, independent hotel operators, under management agreements with our TRS, will control the daily operations of our hotels.
We will depend on these independent management companies to adequately operate our hotels as provided in the management agreements. We will not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, revenue per available room ("RevPar") and average daily rates ("ADR"), we may not be able to force the management company to change its method of operation of our hotels. We can only seek redress if a management company violates the terms of the applicable management agreement with the TRS, and then only to the extent of the remedies provided for under the terms of the management agreement. In the event that we need to replace any of our management companies, we may be required by the terms of the management agreement to pay substantial termination fees and may experience significant disruptions at the affected hotels.
We may have to make significant capital expenditures to maintain our lodging properties.
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
The costs of compliance with environmental laws and other governmental laws and regulations may adversely affect our income.
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
Our costs associated with complying with the Americans with Disabilities Act may affect our operating results.
Our properties are generally expected to be subject to the Americans with Disabilities Act of 1990, as amended ("Disabilities Act"), or similar laws of foreign jurisdictions. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for "public accommodations" and "commercial facilities" that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act's requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or similar laws of foreign jurisdictions or place the burden on the seller or other third party, such as a tenant, to ensure compliance with such laws. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for compliance with these laws may adversely affect your overall investment return.
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
We must comply with the Fair Housing Amendment Act, with respect to our investments in apartment communities, which may decrease our cash flow from operations.
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
When we decide to sell any of our properties, we intend to use commercially reasonable efforts to sell them for cash or in exchange for other property. However, in some instances we may sell our properties by providing financing to purchasers. If we provide financing to purchasers, we will bear the risk of default by the purchaser and will be subject to remedies provided by law, which could negatively impact our operating results. There are no limitations or restrictions on our ability to take purchase money obligations. We may, therefore, take a purchase money obligation secured by a mortgage as partial payment for the purchase price of a property. The terms of payment to us generally will be affected by custom in the area where the property being sold is located and the then-prevailing economic conditions. If we receive promissory notes or other property in lieu of cash from property sales, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our results of operations.
Risks Associated with Debt Financing
We incur mortgage indebtedness and other borrowings, which increases our business risks.
We have and anticipate that we will continue to acquire real properties and other real estate-related investments by using either existing financing or borrowing new funds. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of our real properties to obtain funds to acquire additional properties and other investments. We also may borrow funds for payment of distributions to stockholders, in particular if necessary to satisfy the requirement that we distribute to stockholders at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes and/or avoid federal income tax.
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
We do not intend to incur mortgage debt on a particular real property unless we believe the property's projected cash flow is sufficient to service the mortgage debt. However, if there is a shortfall in cash flow available to service our mortgage debt, then our cash flow from operations will be adversely affected. In addition, incurring mortgage debt increases the risk of loss because (1) loss in investment value is generally borne entirely by the borrower until such time as the investment value declines below the principal balance of the associated debt and (2) defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default. If any of our properties are foreclosed upon due to a default, your overall investment return will be adversely affected. In addition, because our goal is to be in a position to liquidate our assets within three to six years after the termination of the initial public offering, our approach to investing in properties utilizing leverage in order to accomplish our investment objectives over this period of time may present more risks to investors than comparable real estate programs that have a longer intended duration and that do not utilize borrowing to the same degree.
If mortgage debt is unavailable at reasonable rates, we may not be able to refinance our properties, which could reduce the overall return on your investment.
When we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties at reasonable rates and our income could be reduced. If this occurs, it would reduce the overall return on your investment, and it may prevent us from borrowing more money.

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
Increases in interest rates could increase the amount of our debt payments and adversely affect the overall return on your investment.
We may incur indebtedness that bears interest at a variable rate. In addition, from time to time we may pay mortgage loans or finance and refinance our properties in a rising interest rate environment. Accordingly, increases in interest rates could increase our interest costs, which could have an adverse effect on our operating cash flow. In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we may need to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. Prolonged interest rate increases could also negatively impact our ability to make investments with positive economic returns.
If we enter into financing arrangements involving balloon payment obligations, it may adversely affect the overall return on your investment.
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
We have broad authority to incur debt, and high debt levels could decrease the value of your investment.
Our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets, but we may exceed this limit under some circumstances. Such debt may be at a level that is higher than real estate investment trusts with similar investment objectives or criteria. High debt levels could cause us to incur higher interest charges, could result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could result in a decline in the value of your investment.
Risks Related to Investments in Real Estate-Related Securities
Investments in real estate-related securities will be subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities, which may result in losses to us.
We may invest in real estate-related securities of both publicly traded and private real estate companies. Our investments in real estate-related securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related securities generally invest in real estate or real estate-

related assets and are subject to the inherent risks associated with real estate-related investments discussed in this Annual Report on Form 10-K, including risks relating to rising interest rates.
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
Interest rate risk is the risk that prevailing market interest rates change relative to the current yield on fixed-income securities such as preferred and debt securities, and to a lesser extent dividend-paying common stock. Generally, when market interest rates rise, the market value of these securities declines, and vice versa. In addition, when interest rates fall, issuers are more likely to repurchase their existing preferred and debt securities to take advantage of the lower cost of financing. As repurchases occur, principal is returned to the holders of the securities sooner than expected, thereby lowering the effective yield on the investment. On the other hand, when interest rates rise, issuers are more likely to maintain their existing preferred and debt securities. As a result, repurchases decrease, thereby extending the average maturity of the securities. We intend to manage interest rate risk by purchasing preferred and debt securities with maturities and repurchase provisions that are designed to match our investment objectives. If we are unable to manage these risks effectively, our results of operations, financial condition and the overall return on your investment will be adversely affected.

We may acquire real estate-related securities through tender offers, which may require us to spend significant amounts of time and money that otherwise could be allocated to our operations.
We may acquire real estate-related securities through tender offers, negotiated or otherwise, in which we solicit a target company's stockholders to purchase their securities. The acquisition of these securities could require us to spend significant amounts of money that otherwise could be allocated to our operations. Additionally, in order to acquire the securities, the employees of our Advisor likely will need to devote a substantial portion of their time to pursuing the tender offer-time that otherwise could be allocated to managing our business. These consequences could adversely affect our operations and reduce the overall return on your investment.
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
We will depend on debtors for our revenue, and, accordingly, our revenue will be dependent upon the success and economic viability of such debtors.
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
Risks Related to Our Operations
To hedge against exchange rate and interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective and may reduce the overall returns on your investment and affect cash available for distribution to our stockholders.
We may use derivative financial instruments to hedge exposures to changes in exchange rates and interest rates on loans secured by our assets and investments in commercial mortgage-backed securities ("CMBS"). Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time. Our hedging may fail to protect or could adversely affect us because, among other things:

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
To the extent that we use derivative financial instruments to hedge against exchange rate and interest rate fluctuations, we will be exposed to credit risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and your overall investment return will be adversely affected.
As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, certain swap transactions will be required to be submitted for clearing to a derivatives clearing organization, unless certain exemptions apply. The rulemaking implementing the clearing requirement is still in process, however, and the implementation of the clearing requirement may affect, among other things, our exposure to our swap counterparties, the margin or collateral required to be posted in connection with our swap transactions and the costs of entering into such transactions.
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
There can be no assurance that the direct or indirect effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act will not have an adverse effect on our interest rate hedging activities.
Title VII of the Dodd-Frank Act contains a sweeping overhaul of the regulation of privately negotiated derivatives. The provisions of Title VII became effective on July 16, 2011 or, with respect to particular provisions, on such other date specified in the Dodd-Frank Act or by subsequent rulemaking. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be fully assessed, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and/or may result in us entering into such transactions on more unfavorable terms than prior to effectiveness of the Dodd-Frank Act. For example, subject to an exception for end-users of swaps upon which we may seek to rely, we may be required to clear certain interest rate hedging transactions by submitting them to a derivatives clearing organization. In addition, to the extent we are required to clear any such transactions, we will be required to, among other things, post margin in connection with such transactions. The occurrence of any of the foregoing events may have an adverse effect on our business and our stockholders’ returns.

Disruptions in the financial and real estate markets could adversely affect the multifamily property sector's ability to obtain financing from Fannie Mae and Freddie Mac, which could adversely impact us.
Fannie Mae and Freddie Mac are major sources of financing for the multifamily sector. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the credit market disruption, the U.S. Congress and Treasury undertook a series of actions to stabilize these government-sponsored enterprises and the financial markets. Pursuant to legislation enacted in 2008, the U.S. government placed both Fannie Mae and Freddie Mac under its conservatorship. Currently, the U.S. government is discussing potential restructurings of Fannie Mae and Freddie Mac including possible privatizations. As a possible first step to these actions, in August 2012, the U.S. government imposed minimum distribution requirements for Fannie Mae and Freddie Mac, generally equal to their reported income. On June 25, 2013, a bipartisan group of senators introduced the Housing Finance Reform and Taxpayer Protection Act of 2013, which may serve as a catalyst for congressional discussion on the reform of Fannie Mae and Freddie Mac to the U.S. Senate. On July 11, 2013, members of the House Committee on Financial Services introduced the Protecting American Taxpayers and Homeowners Act to the U.S. House of Representatives. Both bills have considerable support in their respective houses of Congress, which suggests that efforts to reform and possibly eliminate Fannie Mae and Freddie Mac may be gaining momentum. If new U.S. government regulations (i) heighten Fannie Mae's and Freddie Mac's underwriting standards, (ii) adversely affect interest rates and (iii) continue to reduce the amount of capital they can make available to the multifamily sector, it could reduce or remove entirely a vital resource for multifamily financing. Any potential reduction in loans, guarantees and credit enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector's available financing and decrease the amount of available liquidity and credit that could be used to acquire and diversify our portfolio with multifamily assets as well as dispose of our multifamily assets upon our liquidation.
Risks Related to Our Corporate Structure
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
In light of our opportunistic and value-add investment strategy, it is possible that one or more sales of our properties may be considered "prohibited transactions" under the Internal Revenue Code. Any subdivision of property, such as the sale of condominiums, would almost certainly be considered such a prohibited transaction. If we are deemed to have engaged in a "prohibited transaction" (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business) all income that we derive from such sale would be subject to a 100% penalty tax. The Internal Revenue Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax. A principal requirement of the safe harbor is that the REIT must hold the applicable property for not less than two years prior to its sale. Given our opportunistic and value-add investment strategy, the sale of one or more of our properties may not fall within the prohibited transaction safe harbor.
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
We intend to maintain the status of BH Opportunity OP II, our operating partnership, as a partnership for federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of the operating partnership as an entity taxable as a partnership, BH Opportunity OP II would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This could also result in our losing REIT status, and becoming subject to a corporate level tax on our income. This would substantially reduce the cash available to us to make distributions and the return on your investment. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.
In certain circumstances, we may be subject to federal and state taxes, which would reduce our cash available for distribution to our stockholders.
Even if we qualify and maintain our status as a REIT, we may become subject to federal and state taxes, including alternative minimum tax ("AMT"). For example, if we have net income from a "prohibited transaction," such income will be subject to a 100% penalty tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our assets and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. We may also be subject to state and local taxes, including potentially the "margin tax" in the State of Texas, on our income or property, either directly or at the level of the operating partnership or at the level of the other companies through which we indirectly own our assets. Any federal or state taxes paid by us will reduce the cash available to us for distribution to our stockholders.
Historically, we have not generated taxable income nor incurred income taxes. However, for the year ended December 31, 2013 we had federal taxable income of $9.2 million primarily as a result of the disposal of certain assets (see Note 6 Real Estate and Real Estate-Related Investments regarding disposals). The Company has elected to utilize previous net operating loss ("NOL") carryforwards of $9.2 million to offset such taxable income. After utilization of these NOLs the Company had remaining federal NOL carryovers of $5.2 million at December 31, 2013. The Company has continued to establish a valuation allowance against its deferred tax assets as the utilization of any deferred tax asset is not at a level of more likely than not that they will be realized prior to their expiration. We have accrued current tax expense for federal purposes of $0.2 million associated with estimated AMT related to the gains recognized on the sale of our investments during the year.
If, in any taxable year, estimates of NOL (and amounts of NOL applied to reduce taxable income) are inaccurate, the Company may have to make adjusting distributions in the following taxable year. Such distributions are subject to complex and uncertain tax rules and may reduce cash available for distributions and/or cause the stockholders to incur tax.
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
For taxable years beginning January 1, 2014, the tax rate on certain "qualified dividend income" is 20% for certain individuals, trusts and estates. REIT distributions generally do not qualify for "qualified dividend income" tax rate, therefore individuals, trusts and estates may be subject to a maximum tax rate of 39.6% on ordinary REIT dividends. For corporate stockholders, the maximum corporate tax rate for such distributions is 35%. As a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the "double taxation" to which other corporations are typically subject. It is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interests of our stockholders.

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
In the event a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income. Similarly, we may be required to accrue interest income with respect to CMBS at the stated rate regardless of when their corresponding cash payments are received.
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
With respect to the annual valuation requirements described above, we will provide an estimated value for our shares annually. For information regarding our estimated value per share, see Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of equity Securities - Market Information" of this Annual Report on Form 10-K. We can make no claim whether such estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common stock. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.
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
Item 1B.    Unresolved Staff Comments.
Not applicable.

Item 2.    Properties.
General
The following table presents certain additional information about our consolidated investments in real estate as of December 31, 2013:

Property Name	Location	Date Acquired	Approximate Rentable Square Footage or Number of Units and Beds		Description	Encumbrances	Ownership Interest		Occupancy at the end of 2013		Occupancy at the end of 2012		Effective Monthly Rent per Square Foot/Unit/Bed for 2013(1)	Effective Monthly Rent per Square Foot/Unit/Bed for 2012(1)
1875 Lawrence	Denver, CO	October 28, 2008	185,000		15-story office building	$15.6 million	100%		51%		74%		$1.70	$1.92
Holstenplatz	Hamburg, Germany	June 30, 2010	80,000		8-story office	$10.6 million	100%		100%		100%		1.39	1.35
Gardens Medical Pavilion(2)	Palm Beach Gardens, Florida	October 20, 2010	75,374		Medical office	$14 million	79.8%	(2)	80%		77%		2.47	2.39
Courtyard Kauai Coconut Beach Hotel	Kauai, Hawaii	October 20, 2010	311 Rooms	(3)	Hotel	$38 million	80%		80%	(4)	69%	(4)	n/a	n/a
River Club and the Townhomes at River Club	Athens, Georiga	April 25, 2011	1,128 beds	(5)	Student housing	$25 million	85%		76%		71%		416.80	400.56
Babcock Self Storage	San Antonio, Texas	August 30, 2011	537 units		Self storage	$2.2 million	85%		79%		82%		101.74	93.53
Lakes of Margate	Margate, Florida	October 19, 2011	280 units		Multifamily	$14.9 million	92.5%		93%		89%		1,112.98	1,039.74
Arbors Harbor Town	Memphis, Tennessee	December 20, 2011	345 units		Multifamily	$26 million	94%		94%		94%		1,139.49	1,052.66
Alte Jakobstraße	Berlin, Germany	April 5, 2012	70,000		7-story office	$8.3 million	99.7%		99%		94%		1.23	1.06
Wimberly at Deerwood ("Wimberly")	Jacksonville, Florida	February 19, 2013	322 units		Multifamily	$26.7 million	95%		89%		n/a		972.59	n/a
22 Exchange	Akron, Ohio	April 16, 2013	471 beds / 22,104 sq ft retail space		Student housing	$19.5 million	90%		(6)		n/a		(7)	n/a
Parkside Apartments ("Parkside")	Sugarland, Texas	August 8, 2013	240 units		Multifamily	$11.2 million	90%		91%		n/a		1,003.13	n/a
_______________________________________________________________________________

(1)	Effective monthly rent is calculated using leases in place as of December 31 and takes into account any rent concessions.

(2)
We acquired a portfolio of eight medical office buildings, known as the Original Florida MOB Portfolio, on October 8, 2010.  We acquired Gardens Medical Pavilion, a medical building, on October 20, 2010.  Collectively, the Original Florida MOB Portfolio and Gardens Medical Pavilion were referred to as the Florida MOB Portfolio. On September 20, 2013, we sold the Original Florida MOB Portfolio (see Real Estate Asset Dispositions in Note 6 to the consolidated financial statements for more details). As of December 31, 2013, we own approximately 79.8% of the ninth building, Gardens Medical Pavilion.

(3)
The Courtyard Kauai Coconut Beach Hotel has 311 rooms and approximately 6,200 square feet of meeting space. Occupancy is for the entire year and is based on standard industry metrics, including rooms available for rent.

(4)	Represents average occupancy for the year ended December 31.

(5)	The River Club and the Townhomes at River Club consist of two student housing complexes with a total of 1,128 beds.

(6)	22 Exchange consists of a student housing complex with 471 beds and 22,104 square feet of retail space. At December 31, 2013, occupancy for student housing was 72% and retail was 71%.

(7)	Effective monthly rent per bed for student housing was $612.04 and effective monthly rent per square foot for the retail space was $1.56 at December 31, 2013.
The following information generally applies to our consolidated investments in our real estate properties:

•	we believe our real estate property is adequately covered by insurance and suitable for its intended purpose;

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	depreciation is provided on a straight-line basis over the estimated useful life of the buildings.

Portfolio Diversification
As an opportunistic and value-add fund, we utilize a business model driven by investment strategy and expected performance characteristics. Accordingly, we have investments in several types of real estate, including office, hotel, multifamily, student housing and self-storage.
The following table shows the total revenue of our real estate portfolio for the properties we consolidate in our financial statements as of December 31, 2013, including revenues generated from tenant reimbursements and excluding discontinued operations ($ in thousands):

Property	Description	2013 Revenue	Percentage of 2013 Revenue
1875 Lawrence	Office building	$2,850	7%
Holstenplatz	Office building	1,792	4%
Alte Jakobstraße	Office building	1,325	3%
Gardens Medical Pavilion	Medical office building	2,532	6%
Courtyard Kauai Coconut Beach Hotel	Hotel	14,872	34%
Arbors Harbor Town	Multifamily	4,730	11%
Lakes of Margate	Multifamily	3,673	9%
Wimberly	Multifamily	3,178	7%
Parkside	Multifamily	1,174	3%
River Club and the Townhomes at River Club	Student housing	4,347	10%
22 Exchange	Student housing	2,362	5%
Babcock Self Storage	Self storage	554	1%
		$43,389	100%
Geographic Diversification
The following table shows the geographic diversification of our real estate portfolio for those properties that we consolidate in our financial statements as of December 31, 2013. This table excludes revenues generated from tenant reimbursements or discontinued operations. See footnote (1) below:

Location	2013 Revenue(1) in (000s)	Percentage of 2013 Revenue
Hawaii	$14,872	37%
Florida	8,276	21%
Tennessee	4,622	11%
Georgia	4,307	11%
Colorado	2,402	6%
Ohio	2,230	5%
International	1,982	5%
Texas	1,639	4%
	$40,330	100%
_________________________________________

(1)
2013 Revenue represents contractual base rental income of our office properties and does not take into account any rent concessions or prospective rent increase. It also includes revenue from our multifamily, hotel properties, student housing and self-storage excluding tenant reimbursements, without consideration of tenant contraction or termination rights.

Please see Note 2 to our Consolidated Financial Statements for information regarding how geographic concentration may be considered in the evaluation of our investments for impairment.

Future Lease Payments Table
The following table presents the future minimum base rental payments of our office properties due to us under non-cancelable leases over the next ten years at our consolidated properties as of December 31, 2013 (in thousands):

2014	$5,582
2015	4,347
2016	3,672
2017	2,293
2018	1,621
2019	764
2020	523
2021	417
2022	408
2023	381
Thereafter	600
Portfolio Lease Expirations
The following table presents lease expirations for non-cancelable leases for our consolidated office properties as of December 31, 2013 ($ in thousands):

Year of Expiration	Number of Leases Expiring	Annualized Base Rent(1)	Percent of Portfolio Annualized Base Rent Expiring	Leased Rentable Sq. Ft.	Percent of Portfolio Rentable Sq. Ft. Expiring
2014	11	$1,853	29%	81,853	27%
2015	5	227	4%	12,495	4%
2016	12	1,389	22%	73,063	24%
2017	9	1,093	17%	46,337	15%
2018	7	592	9%	32,638	11%
2019	7	677	11%	30,933	10%
2020	2	156	3%	6,856	2%
2021	—	—	—	—	—
2022	1	19	—	1,496	1%
2023	2	249	4%	15,532	5%
Thereafter	1	81	1%	4,403	1%
Total	57	$6,336	100%	305,606	100%
_________________

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
On August 7, 2013, pursuant to our Estimated Valuation Policy, our board of directors met and established an estimated per share value of our common stock as of August 1, 2013 of $10.09.
Estimated Per Share Value Process and Methodology

Our board of directors’ objective in determining an estimated value per share was to arrive at an estimated value that it believes is reasonable after consultation with our Advisor and with an independent, third party valuation and advisory firm engaged by the Company, using what the board of directors deems to be appropriate valuation methodologies and assumptions under current circumstances.
In arriving at an estimated value per share for the board’s consideration, the Advisor utilized valuation methodologies that it believes are standard and acceptable in the real estate industry for the types of assets held by the Company.  As a part of our valuation process, we obtained the opinion of Duff & Phelps, LLC (“Duff & Phelps”), an independent third party, to estimate the “as is” market value of our real estate investments and to render an opinion as to the reasonableness of the valuation methodology and valuation conclusions of the Advisor for the Company’s other assets and liabilities.  Duff & Phelps is a global financial advisory and investment banking firm.
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
In forming their opinion of the value of the 12 consolidated investment properties held by the Company as of August 1, 2013, Duff & Phelps performed appraisals on 11 of our investment properties which were acquired before April 2013.  For our investment made after April 1, 2013, Duff & Phelps relied on third party appraisals that were obtained in connection with that investment.
Duff & Phelps' opinion was expressed from a financial point of view and was subject to various limitations. In forming its opinion, Duff & Phelps relied on information provided by our Advisor and third parties without independent verification.  Duff & Phelps did not perform engineering or structural studies or environmental studies of any of the properties, nor did they perform an independent appraisal of the other assets and liabilities included in our estimated value per share.  Our Advisor provided Duff & Phelps with information regarding lease terms and the physical condition and capital expenditure requirements of each property.
Duff & Phelps provided an opinion that the resulting “as is” market value for the Company’s properties as calculated by Duff & Phelps, and the other assets and liabilities as valued by the Advisor, along with the corresponding net asset value ("NAV") valuation methodologies and assumptions used by the Advisor to arrive at a recommended value of $10.09 per share as of August 1, 2013, were appropriate and reasonable.
Duff & Phelps has acted as a valuation advisor to the Company in connection with this assignment.  The compensation paid to Duff & Phelps in connection with this assignment was not contingent upon the successful completion of any transaction or conclusion reached by Duff & Phelps.  Duff & Phelps has rendered valuation advisory services to another Behringer sponsored investment program during the past two years for which it received usual and customary compensation.  Duff & Phelps may be engaged to provide financial advisory services to the Company, its Advisor or other Behringer sponsored investment programs or their affiliates in the future.

The following is a summary of the valuation methodologies used for each type of asset:
Investments in Real Estate.  The Company has focused on acquiring commercial real estate properties in different asset classes requiring development, redevelopment, or repositioning.  Due to the opportunistic and value-add nature of the Company’s real estate investments, both Duff & Phelps and our Advisor utilized a variety of valuation methodologies, each as appropriate for the asset type under consideration to assign an estimated value to each asset.
Our Advisor estimated the value of our investments in real estate utilizing multiple valuation methods, including an income approach using discounted cash flow analysis and a sales comparable analysis.  The key assumptions used in the discounted cash flow approach were specific to each property type, market location, and quality of each property, and were based on similar investors’ return expectations and market assessments and are reflected in the table included under "Allocation of Estimated Value" below. In calculating values for our assets, our Advisor used balance sheet and cash flow estimates as of June 30, 2013.
Duff & Phelps prepared appraisals on 11 of our consolidated investment properties in connection with the valuation.  The appraisals estimated values by using discounted cash flow, comparable sales, or a weighting of these approaches in determining each property’s value.  The appraisals employed a range of terminal capitalization rates, discount rates, growth rates, and other variables that fell within ranges that Duff & Phelps and the Advisor believed would be used by similar investors to value the properties we own.  The assumptions used in developing these estimates were specific to each property (including holding periods) and were determined based upon a number of factors including the market in which the property is located, the specific location of the property within the market, property and market vacancy, tenant demand for space and investor demand and return requirements.
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
Investment in Mezzanine Loan.  The value of our Mezzanine Loan investment, which was entered into on May 24, 2013, was valued at the outstanding principal balance.  The loan is accounted for as an investment in unconsolidated joint venture on our consolidated balance sheet as of December 31, 2013.
Mortgage Loans.  Values for mortgage loans were estimated by the Advisor using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratios.  The current market interest rate was generally determined based on market rates for available comparable debt.  The estimated current market interest rates for mortgage loans at the valuation date ranged from 2.6% to 6.2%.
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
Common Stock Outstanding.  In deriving an estimated per share value, the total estimated value was divided by 26.04 million, the total number of common shares outstanding as of August 1, 2013, on a fully diluted basis, which includes financial instruments that can be converted into a known or determinable number of common shares.  As of the valuation date, none of the financial instruments that could be converted into common shares were convertible into a known or determinable number of common shares.  The determination of the number of common shares outstanding used in the estimated value per share is the same as used in GAAP computations for per share amounts.
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
 Allocation of Estimated Value
 As of August 1, 2013, our estimated per share value was allocated among our asset types as follows:

August 1, 2013 Estimated Value per Share
Real estate:
Operating(1)(2)	$16.01
Mezzanine loan investment(3)	0.53
Mortgage debt	(8.20)
Other assets and liabilities	2.64
Noncontrolling interests	(0.89)
Estimated net asset value per share	$10.09
Estimated enterprise value premium	—
Total estimated value per share(4)(5)	$10.09
______________________________________________________________________

(1)    The following are the key assumptions (shown on a weighted average basis) which are used in the discounted cash flow models to estimate the value of our real estate assets.

	Office Buildings	Hotel	Multifamily	Student Housing	Self-storage
Exit capitalization rate	6.8%	7.5%	6.6%	7.3%	8.5%
Discount rate	7.9%	9.5%	7.6%	8.3%	9.5%
Annual market rent growth rate	2.8%	3.0%	3.0%	2.5%	2.5%
Average holding period	10.5 years	10.0 years	10.0 years	10.0 years	10.0 years

(2)	The following are ranges of the key assumptions which are used in the discounted cash flow models to estimate the value of our real estate assets.

	Office Buildings	Multifamily
Exit capitalization rate	5.5% - 7.5%	6.3% - 7.0%
Discount rate	6.0% - 8.8%	7.3% - 8.0%

(3)    Accounted for as an investment in unconsolidated joint venture in our consolidated balance sheet as of December 31, 2013.

(4)    As of June 30, 2013 we had 26,038,553 shares outstanding.  The potential dilutive effect of our common stock equivalents does not impact our estimated per share value as there were no potentially dilutive securities outstanding at June 30, 2013.
(5)    Subsequent to the valuation date, we sold eight of the nine medical office buildings comprising the Florida MOB Portfolio on September 20, 2013 and purchased Parkside Apartments on August 8, 2013.
 The real estate assets we owned as of September 30, 2013 reflect an overall increase of 16.7% from original purchase price (excluding acquisition costs and operating deficits) plus post-acquisition capital investments.
 While we believe that our assumptions utilized are reasonable, a change in these assumptions would affect the calculation of value of our real estate assets. The table below presents the estimated increase or decrease to our estimated value per share for a 25 basis point increase and decrease in the discount rates and capitalization rates. The table is only hypothetical to illustrate possible results if only one change in assumptions was made, with all other factors held constant. Further, each of these assumptions could change by more than 25 basis points or not change at all. We have also invested in non-U.S. dollar denominated real property and real estate-related securities exposing us to fluctuating currency rates. A change in the foreign exchange currency rates may have an adverse impact on our value.

	Change in Estimated Value per Share
	Increase of 25 basis points	Decrease of 25 basis points
Capitalization rate	$(0.29)	$0.31
Discount rate	(0.26)	0.27
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

•
a stockholder would ultimately realize distributions per share equal to the Company's estimated value per share upon liquidation of the Company's assets and settlement of its liabilities or a sale of the Company;

•	the Company's shares would trade at the estimated value per share on a national securities exchange; or

•	the methodologies used to estimate the Company's value per share would be acceptable to FINRA or under ERISA for compliance with their respective reporting requirements.
For further information regarding the limitations of the estimated value per share, see the Estimated Valuation Policy filed as Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 28, 2012.  Although our Estimated Valuation Policy requires us to update our estimated per share value at least every 18 months, we intend to update our estimated per share value on an annual basis.
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

Holders
As of February 28, 2014, we had 26,015,980 shares of common stock outstanding held by a total of approximately 10,900 stockholders.
Distributions
We made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2008. As a REIT, we must distribute at least 90% of our REIT taxable income to our stockholders annually. Our distributions to our stockholders have historically been declared on a quarterly basis and paid on a monthly basis. We have paid all or a portion of our distributions from cash on hand, borrowings, proceeds from the sale of assets and the proceeds of our offerings and may continue to pay all or a portion of our distributions from these sources.
Beginning June 2009 through March 2012, the declared daily distribution rate was $0.0013699 per share of common stock, which is equivalent to an annualized distribution rate of 5.0% assuming the share was purchased for $10.00. On March 20, 2012, our board of directors declared a special distribution of $0.50 per share of common stock payable to our stockholders of record as of April 3, 2012 and determined to cease regular, monthly distributions. Future dividend payments are paid at the discretion of the board of directors and depend on cash flows generated from operations, the Company's financial condition and capital requirements, distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and other factors which may be deemed relevant by our board of directors. The special distribution was paid on May 10, 2012. For further discussion regarding our ability to sustain any level of our distributions, see "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Distributions."
We did not pay any distributions to stockholders during the year ended December 31, 2013. Of the total $17.3 million distributions paid to stockholders during the year ended December 31, 2012, 75% were funded with proceeds from asset sales and 25% from cash on hand, components of which may include borrowings and dispositions and which may represent a return of capital. The table below only shows the first six months of 2012 due to discontinuation of regular, monthly distributions.
Distributions by quarter for the year ended December 31, 2012 were as follows ($ in thousands, except per share amounts):

		Distributions Paid			Cash Flow Provided by (Used in) Operations	Total Distributions Declared	Declared Distribution Per Share(3)
	2012(1)	Cash	Reinvested	Total
2nd Quarter	Regular distribution	$388	$716	$1,104	$1,325	$—	$—
2nd Quarter	Special cash distribution	13,048	—	13,048	—	—	—
1st Quarter	Regular distribution	1,100	2,074	3,174	(831)	3,209	0.125
1st Quarter	Special cash distribution(2)	—	—	—	—	13,048	0.500
		$14,536	$2,790	$17,326	$494	$16,257	$0.625
_________________

(1)	On March 20, 2012, our board of directors determined to cease regular, monthly distributions in favor of payment of periodic distributions, as noted above.

(2)	Declared amount is based upon number of stockholders as of April 3, 2012.

(3)	Distributions declared per share assumes the share was outstanding each day during the period.
Recent Sales of Unregistered Securities
During the three months ended December 31, 2013, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information regarding our equity compensation plans as of December 31, 2013:

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
_________________
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
On August 7, 2013, in accordance with the terms of the share redemption program, the per share redemption price for redemptions was automatically adjusted as a result of the initial determination by our board of directors of the estimated per share value of $10.09. Beginning August 7, 2013, the per share redemption price for Exceptional Redemptions will equal the lesser of 90% of (a) $10.09 and (b) the average price per share that investor paid for all of his shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) less the Special Distributions. Exceptional Redemptions made on or after August 7, 2013 will be made pursuant to the immediately preceding pricing description.
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
During the three months ended December 31, 2013, our board of directors redeemed all four Exceptional Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 3,095 shares redeemed for less than $0.1 million (approximately $8.54 per share). All redemptions were funded with cash on hand.

We have not presented information regarding submitted and unfulfilled Ordinary Redemption requests for the year ended December 31, 2013 as our board of directors suspended Ordinary Redemptions effective April 1, 2012 and we believe many stockholders who may otherwise desire to have their shares redeemed have not submitted a request due to the suspension of Ordinary Redemptions.
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
During the quarter ended December 31, 2013, we redeemed shares as follows:

2013	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
October	3,095	$8.54	3,095	(1)
November	—	—	—
December	—	—	—
	3,095	$8.54	3,095	(1)
__________________________

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.
Item 6.    Selected Financial Data.
As of December 31, 2013, we had 13 real estate investments, 12 of which were consolidated (two of those being wholly owned and ten properties consolidated through investments in joint ventures). During 2013, we completed four investments including an investment in an unconsolidated joint venture. We sold the original eight medical office buildings known as the Original Florida MOB Portfolio in September 2013 and the remaining three industrial buildings at Interchange Business Center in April 2013. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.
The following table reflects a rollforward of the number of real estate investments we had beginning January 1, 2009 through December 31, 2013:

	Portfolio Beginning of Year	Acquisitions	Dispositions	Portfolio at Year-End	Unconsolidated at Year-End (1)
2009	1	3	—	4	1
2010(2)	4	7	1	10	1
2011(3)	10	4	3	11	—
2012(4)	11	1	2	10	—
2013(5)	10	4	1	13	1
______________________________________________________________________

(1)	The number of unconsolidated investments at year-end is included in the number of investments in the Portfolio at Year-End.

(2)
In May 2010, we acquired a fee simple interest in Palms of Monterrey, a multi-family complex located in Fort Myers, Florida. Prior to May 2010, we were the holder of a 90% interest in a promissory note secured by a first lien mortgage in the property which was completed during 2009. This investment is shown as an acquisition in 2009.

(3)	The number of dispositions in 2011 includes receipt of prepayment of a loan receivable and an equity investment.

(4)
The number of dispositions in 2012 does not reflect the sale of one of four buildings in our Interchange Business Center investment. We sold the remaining three buildings at Interchange Business Center on April 12, 2013 and reflected it as a disposition in 2013.

(5)
The number of dispositions in 2013 does not reflect the sale of the Original Florida MOB Portfolio. This investment and Gardens Medical Pavilion, collectively, the Florida MOB Portfolio have been counted as one investment. As of December 31, 2013, we own a 79.8% interest in Gardens Medical Pavilion.

The selected data below has been derived from our audited consolidated financial statements ($ in thousands, except per share amounts):

	December 31,
	2013	2012	2011	2010	2009
Total assets	$414,375	$379,066	$447,996	$367,479	$144,937
Notes payable	$212,037	$183,308	$239,757	$175,378	$18,500
Other liabilities	9,549	9,225	11,235	9,890	3,838
Behringer Harvard Opportunity REIT II, Inc. equity	183,884	175,163	182,397	171,678	119,977
Noncontrolling interest	8,905	11,370	14,607	10,533	2,622
Total liabilities and equity	$414,375	$379,066	$447,996	$367,479	$144,937

	Year Ended December 31,
	2013	2012	2011	2010	2009
Revenues	$43,389	$32,718	$21,822	$14,464	$6,375
Loss from continuing operations	(17,553)	(12,785)	(9,409)	(10,043)	(1,075)
Income from discontinued operations, including gains on disposal	31,159	22,012	776	1,861	—
Net income (loss)	13,606	9,227	(8,633)	(8,182)	(1,075)
Add: Net (income) loss attributable to the noncontrolling interest	(4,877)	(7,562)	882	755	9
Net income (loss) attributable to the Company	8,729	1,665	(7,751)	(7,427)	(1,066)
Basic and diluted income (loss) per share	$0.34	$0.06	$(0.32)	$(0.39)	$0.10
Distributions declared per share	$—	$0.625	$0.50	$0.50	$0.42
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.
Executive Overview
We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis.  In particular, we focus generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  In addition, our opportunistic and value-add investment strategy also includes investments in loans secured by or related to real estate.  These loan investments may have capital gain characteristics, whether as a result of a discount purchase or related equity participations.  We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties.  These properties may be existing, income-producing properties, newly constructed properties or properties under development or construction and may include multifamily properties purchased for conversion into condominiums or single-tenant properties that may be converted for multi-tenant use.  Further, we may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  We also may originate or invest in collateralized mortgage-backed securities and mortgage, bridge or mezzanine loans, or in entities that make investments similar to the foregoing.  We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on current market conditions.
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

Market Outlook
For the full year 2013, GDP grew at a rate of 1.9%, down from 2.8% in 2012 but still trending within annual figures since the end of the recession in 2010. The momentum that was expected after the third quarter economic reports appeared to fade later in the year as annualized GDP for the fourth quarter came in at a disappointing 2.4%. The decline was attributed to reduced government spending, weakness in housing and less capital investment. Whether these factors and the slow growth at the start of 2014 are due to a particularly harsh winter or systematic economic weakness is not clear. Currently many economists are still projecting higher growth in 2014 as higher employment should lead to increased consumer spending and the 2013 reductions in government spending, which include the government shutdown, are not expected to be as severe in 2014. While the current GDP growth rate is further evidence of a slow, tepid recovery, analysts also emphasize the long term positive trends in employment, consumer spending and exports, where the U.S. and global economies are more financially stable than at any period since the end of the recession. Further, the U.S. Federal Reserve expects to continue to wind down its bond buying stimulation program, stating it would take a “significant change” to the economy’s prospects to change its course.
As of December 31, 2013, we were invested in four multifamily properties.  While the U.S. economy continued on a modest recovery during 2013, the multifamily sector had another year of above average growth in rental rates while maintaining good occupancy levels. This is a function of positive demand, supply and local economic fundamentals. While we believe these factors will continue to be favorable factors for 2014, there are signs that performance may be moving closer to historical averages.Many analysts are still projecting continued multifamily rental growth, albeit at a slower pace particularly in markets with favorable job and income growth, where the demand fundamentals can absorb the supply. However, some analysts’ reports are already starting to indicate for certain markets that renting is starting to lose its cost advantage over home ownership and that rental increases will eventually hit limits in relation to disposable income. While the overall factors noted above should still position the multifamily sector to perform better in a slow growth environment, eventually the multifamily sector will need stronger employment, disposable consumer income and household formation to maintain rental growth.
Financing has also been a favorable factor for the multifamily sector. As of the end of February 2014, five and ten year treasury rates, key benchmarks for multifamily financings, are approximately 1.5% and 2.7%, respectively. While these are up about 1% to 2%, respectively, from their recession lows, they are still over 1% below the average over the last 10 years. In addition to favorable general interest rates, GSEs have been a core source for multifamily financing, providing a favorable base level of support for the sector. Further, the positive multifamily fundamentals have brought in other lending sources. In addition to GSEs, insurance companies and commercial banks have been aggressive lenders in this sector.
We also owned interests in four office properties as of December 31, 2013. Two office properties are located in the United States and two are located in Germany. According to CBRE, the U.S. office vacancy was at 14.9% in the final quarter of 2013, its lowest level since 2009. The company expects that higher employment during 2014 will continue to help the recovering office market including higher occupancy and increased rents at its commercial office properties. According to Jones Lang LaSalle, the vacancy rates in the German markets in which our assets are located declined year over year and is expected to remain steady in 2014.
As of December 31, 2013, a portion of our portfolio is invested in three public university student housing complexes, including two complexes located in Georgia and one complex located in Ohio. In student housing, unlike traditional multifamily housing, most leases typically commence and terminate on the same dates.  In the case of our typical student housing leases, this date coincides with the commencement of the fall academic term with the leases typically terminating at the completion of the last summer school session of the academic year.  As such, we must re-lease each property in its entirety each year during a highly compressed time period, resulting in significant turnover in our tenant population from year to year.  As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the short annual leasing season that typically begins in January and ends in August of each year.  Our properties’ occupancy rates are therefore typically relatively stable during the August to July academic year, but are susceptible to fluctuation at the commencement of each new academic year, which may be greater than the fluctuation in occupancy rates experienced by traditional multifamily properties.  Most state universities currently face many challenges, including reduced support from constrained state budgets, demands on institutional funds for academic and support services, increased tuition costs and flat to lower student enrollment. These challenges may lead to a decrease in occupancy and lower than anticipated revenues.
As of December 31, 2013, we owned an interest in one hotel property. 2013 marked the fourth consecutive year of growth for the U.S. economy and the lodging industry. Overall, the lodging industry benefited from a navigable economic landscape. Industry demand increased by 2.2%, and was slightly offset by a 0.7% increase in supply. Smith Travel Research indicates that during 2013 the U.S. hotel industry's occupancy increased 1.5% to 62.3% while the national overall ADR increased 3.9% to $110.35 and RevPar grew 5.9% to $68.69. Our one hotel property, Courtyard Kauai at Coconut Beach Hotel, experienced a 16% increase in occupancy rate during 2013 while ADR increased 22% and RevPar increased 42%. The increases in these metrics are the result of improved operating performance after the completion of renovations in the first quarter of 2012. The hotel industry depends on the state of the overall economy which can significantly impact hotel operational performance. As such, the hotel industry is expected to continue to see modest growth in 2014.
Although the current outlook on financing trends appears relatively stable, there are risks.  Potential changes in the U.S. Federal Reserve’s monetary policy could further affect interest rates, while the U.S. political deadlock over the debt ceiling, tax policy and government spending levels can affect the overall level of domestic economic growth.  Any of these domestic issues or the resurfacing of global issues could slow growth or push the U.S. into a recession, which could affect the amount of capital available or the costs charged for financings.  As of December 31, 2013, our weighted average fixed interest rate was 3.7%, compared to 4.1% at December 31, 2012.
We generally intend to further stabilize our existing portfolio of assets and prudently invest cash and the proceeds from asset sales into additional real estate and real estate-related investments.  We continue to evaluate prospective acquisitions which include income-producing investments such as multifamily opportunities in states with strong economies, well-located office properties, value-added investments in real estate with in-place cash flow and selected mezzanine-financing opportunities with an attractive risk/reward profile.
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
We continually evaluate our liquidity and ability to fund future operations and debt obligations.  As part of those analyses, we consider lease expirations and other factors.  Leases at our consolidated office properties representing 29% of our annualized base rent and 27% of our rentable square footage (effective monthly rent per square foot of $1.89) will expire by the end of 2014.  As a normal course of business, we are pursuing renewals, extensions and new leases.  If we are unable to renew or extend the expiring leases under similar terms or are unable to negotiate new leases, it would negatively impact our liquidity and adversely affect our ability to fund our ongoing operations.
We had cash and cash equivalents of $94.9 million at December 31, 2013. We expect to fund our short-term liquidity requirements by using cash on hand, cash flow from the operations of our investments and asset sales. Operating cash flows are expected to increase as additional stabilized real estate assets are added to the portfolio and our existing portfolio stabilizes. Although we intend to diversify our real estate portfolio, to the extent our portfolio is concentrated in certain geographic regions, types of assets, industries or business sectors, downturns relating generally to such regions, assets, industry or business sectors may result in tenants defaulting on their lease obligations at a number of our properties within a short time period.  Such defaults could negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.
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
Commercial real estate debt markets have previously experienced volatility and uncertainty as a result of certain related factors, including the tightening of underwriting standards by lenders and credit rating agencies, macro-economic issues related to fiscal, tax and regulatory policies and global financial issues arising from the European debt crisis and recessionary implications.  Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions, developments and investments.  This may result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders.  In addition, the dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which in turn: (a) leads to a decline in real estate values generally; (b) slows real estate transaction activity; (c) reduces the loan to value ratio upon which lenders are willing to extend debt; and (d) results in difficulty in refinancing debt as it becomes due, all of which may reasonably be expected to have a material adverse impact on the value of real estate investments and the revenues, income or cash flow from the operations of real properties and mortgage loans.
Debt Financings
We may, from time to time, obtain mortgage, bridge or mezzanine loans for acquisitions and investments, as well as property development.  We may obtain financing at the time an asset is acquired or an investment is made or at such later time as determined to be necessary, depending on multiple factors.
At December 31, 2013, our notes payable balance was $212 million and had a weighted average interest rate of 3.7% compared to a balance of $183.3 million and weighted average interest rate of 4.1% at December 31, 2012. We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the Courtyard Kauai at Coconut Beach Hotel, Wimberly, 22 Exchange and Parkside notes payable.  For the year ended December 31, 2013, in connection with the acquisition of Wimberly, 22 Exchange and Parkside, we entered into loans with unaffiliated third parties for approximately $26.7 million, $19.5 million and $10.5 million (assumed loan), respectively.
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
 Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios, loan to value ratios and liquidity.  As of December 31, 2013, we believe we were in compliance with the debt covenants under our loan agreements.
One of our principal long-term liquidity requirements includes the repayment of maturing debt. The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of December 31, 2013 (in thousands):

	Payments Due by Period(1)
	2014	2015	2016	2017	2018	Thereafter	Total
Principal payments—variable rate debt	$—	$38,446	$16,156	$535	$536	$24,632	$80,305
Principal payments—fixed rate debt	2,086	19,996	1,961	2,188	48,866	55,893	130,990
Interest payments—variable rate debt (based on rates in effect as of December 31, 2013)	1,966	1,936	721	632	618	2,478	8,351
Interest payments—fixed rate debt	5,933	5,598	5,175	5,060	3,394	4,029	29,189
Total(2)	$9,985	$65,976	$24,013	$8,415	$53,414	$87,032	$248,835
_____________________________
(1)     Does not include approximately $0.7 million of unamortized premium related to debt we assumed on our acquisition of Parkside.
(2)    Does not include assumptions for any available extension options.

Results of Operations
Year ended December 31, 2013 as compared to the year ended December 31, 2012
As of December 31, 2013, we had 13 real estate investments, 12 of which were consolidated (two of those being wholly owned and ten properties consolidated through investments in joint ventures). During 2013, we completed four investments including an investment in an unconsolidated joint venture. In 2013, we sold the remaining three industrial buildings at Interchange Business Center and the original eight medical office buildings known as the Original Florida MOB Portfolio which are included in discontinued operations.
As of December 31, 2012, we had ten real estate investments, all of which were consolidated (two of those being wholly owned and eight properties consolidated through investments in joint ventures). We completed one acquisition during the year. We sold two properties in addition to one of the four industrial buildings at Interchange Business Center during 2012 which are included in discontinued operations.
The following table provides summary information about our results of operations for the years ended December 31, 2013 and 2012 ($ in thousands):

	Year ended December 31,
	2013	2012	Increase	Percentage Change	$ Change due to Acquisitions(1)	$ Change due to Same Store (2)
Rental revenue	$28,517	$21,766	$6,751	31.0%	$7,175	$(424)
Hotel revenue	14,872	10,952	3,920	35.8%	—	3,920
Property operating expenses	9,792	6,784	3,008	44.3%	2,392	616
Hotel operating expenses	11,363	10,001	1,362	13.6%	—	1,362
Interest expense, net	7,844	6,859	985	14.4%	1,118	(133)
Real estate taxes	4,716	3,225	1,491	46.2%	1,108	383
Property management fees	1,521	1,171	350	29.9%	234	116
Asset management fees	3,478	3,097	381	12.3%	677	241
General and Administrative	4,243	3,205	1,038	32.4%	n/a	n/a
Acquisition expense	3,998	750	3,248	433.1%	3,248	n/a
Depreciation and amortization	13,978	10,627	3,351	31.5%	3,959	(608)
Income taxes	183	—	183	n/a	n/a	n/a
_____________

(1)
Represents the dollar amount increase for the year ended December 31, 2013 compared to the year ended December 31, 2012 related to real estate and real estate-related investments acquired on or after January 1, 2012.

(2)
Represents the dollar amount increase (decrease) for the year ended December 31, 2013 compared to the year ended December 31, 2012 with respect to real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store for the periods ended December 31, 2013 and 2012 include 1875 Lawrence, Holstenplatz, Gardens Medical Pavilion, River Club and the Townhomes at River Club, Babcock Self Storage, Lakes of Margate, Arbors Harbor Town and Courtyard Kauai Coconut Beach Hotel.

The tables below reflect occupancy and effective monthly rental rates for our Same Store operating properties and occupancy and ADR for Courtyard Kauai Coconut Beach Hotel:

	Occupancy (%)		Effective Monthly Rent per Square Foot/Unit/Bed ($)
	Year Ended December 31,		Year Ended December 31,
Property	2013	2012	2013	2012
1875 Lawrence	51%	74%	$1.70	$1.92	per sq ft
Holstenplatz	100%	100%	1.39	1.35	per sq ft
Gardens Medical Pavilion	80%	77%	2.47	2.39	per sq ft
River Club and the Townhomes at River Club	76%	71%	416.80	400.56	per bed
Babcock Self Storage	79%	82%	101.74	93.53	per unit
Lakes of Margate	93%	89%	1,112.98	1,039.74	per unit
Arbors Harbor Town	94%	94%	1,139.49	1,052.66	per unit

	Occupancy (%)(1)		ADR ($)
	Year Ended December 31,		Year Ended December 31,
Property	2013	2012	2013	2012
Courtyard Kauai Coconut Beach Hotel	80%	69%	$124.35	$101.77
_______________________________________

(1)
Represents average occupancy for the year ended December 31. The Courtyard Kauai Coconut Beach Hotel has 311 rooms and approximately 6,200 square feet of meeting space. Occupancy is for the entire year and is based on standard industry metrics, including rooms available for rent.

Continuing Operations
Our results of operations for the respective periods presented primarily reflect increases in most categories due to the growth of our portfolio in each period presented.  Management expects increases in most categories in the near future as we purchase additional real estate and real estate-related assets and as we begin to realize the full-year impact of our acquisitions.

Revenues.    Revenues for the year ended December 31, 2013 were $43.4 million, an increase of $10.7 million from the year ended December 31, 2012. Same Store rental revenue for the years ended December 31, 2013 and 2012 were $20.5 million and $20.9 million, respectively, while rental revenue from acquisitions were $8 million and $0.8 million, respectively. The change in revenue is primarily due to:

•
an increase in rental revenue of $7.2 million as a result of our 2013 acquisitions of Wimberly, 22 Exchange, and Parkside, and our 2012 acquisition of Alte Jakobstraße in the second quarter, offset by a decrease of $0.4 million for investments we owned during the entire periods presented. The decline in revenues for Same Stores is primarily due to a change in occupancy as a result of ongoing building renovations at 1875 Lawrence; and

•
an increase in hotel revenue of $3.9 million at the Courtyard Kauai at Coconut Beach Hotel due to a 16% increase in occupancy rate and a 22% increase in ADR, resulting in a 42% increase in RevPar year over year. These improvements are primarily the result of improved operating performance after the completion of renovations in the first quarter of 2012.

Property Operating Expenses.    Property operating expenses for the years ended December 31, 2013 and 2012 were $9.8 million and $6.8 million, respectively. Same Store operating expenses for the years ended December 31, 2013 and 2012 were $7.3 million and $6.7 million. Same Store property operating expenses increased $0.6 million primarily as a result of one-time repair and maintenance expenses at our properties. Operating expenses increased $2.4 million as a result of acquisitions.
Hotel Operating Expenses.  Hotel operating expenses for the years ended December 31, 2013 and 2012 were $11.4 million and $10 million, respectively.  The increase in hotel operating expenses was due to additional costs as a result of the increased occupancy at Courtyard Kauai at Coconut Beach Hotel.
Interest Expense, net.   Interest expense for the years ended December 31, 2013 and 2012 was $7.8 million and $6.9 million, respectively.  The increase was primarily due to interest expense related to acquisitions of $1.1 million, partially offset by a $0.2 million decrease in Same Store primarily as a result of a lower average outstanding loan balance during the period at 1875 Lawrence.  For the years ended December 31, 2013 and 2012 we capitalized interest of $0.3 million in connection with our equity method investment in Prospect Park and $0.1 million related to renovations at our hotel, respectively.
Real Estate Taxes.  Real estate taxes were $4.7 million and $3.2 million for the years ended December 31, 2013 and 2012, respectively. Acquisitions accounted for $1.1 million of the increase while Same Store real estate taxes increased $0.4 million as a result of increases in property tax rates and property tax valuations.
Property Management Fees.   Property management fees, which are based on revenues, for the years ended December 31, 2013 and 2012 were $1.5 million and $1.2 million, respectively, and were comprised of property management fees paid to unaffiliated third parties and our Property Manager or its affiliates. Annual property management fees for 2013 increased $0.3 million over the same period in 2012, primarily due to our 2013 acquisitions.
Asset Management Fees.   Asset management fees for the years ended December 31, 2013 and 2012 were $3.5 million and $3.1 million, respectively, and were comprised of asset management fees paid to our Advisor with respect to our investments. The increase in asset management fees for 2013 was primarily the result of acquisitions offset by dispositions during the period. We expensed asset management fees associated with sold properties of $0.4 million and $0.9 million for the years ended December 31, 2013 and 2012, respectively. Asset management fees payable to the Advisor are an obligation of the Company, and as such, asset management fees associated with all investments owned during the period, including disposed of assets, are included in continuing operations.
General and Administrative Expenses.   General and administrative expenses for the years ended December 31, 2013 and 2012 were $4.2 million and $3.2 million, respectively, and were comprised of auditing fees, legal fees, board of directors fees, and other administrative expenses. The increase in general and administrative expenses during the year ended December 31, 2013 is primarily the result of $0.5 million in legal expenses associated with changes in our joint ventures and certain costs capitalized during the Offering period in 2012, including transfer agent fees and other administrative costs, which are now expensed.
Acquisition Expense.  Acquisition expense, net of amounts capitalized, for the year ended December 31, 2013 of $4 million was primarily due to expenses incurred as a result of our acquisitions of Wimberly, 22 Exchange, and Parkside in 2013.  Acquisition costs capitalized related to our equity method investment in Prospect Park for the year ended December 31, 2013 was $0.4 million.  Acquisition expense for the year ended December 31, 2012 of $0.7 million was primarily due to expenses incurred as a result of our acquisition of Alte Jakobstraße.
Depreciation and Amortization.   Depreciation and amortization for the years ended December 31, 2013 and 2012 were $14 million and $10.6 million, respectively. The acquisitions of Wimberly, 22 Exchange and Parkside contributed $4 million of depreciation and amortization during the year ended December 31, 2013.
Income Taxes. Income taxes for the year ended December 31, 2013 of $0.2 million is AMT tax incurred as a result of the sale of assets during the year. (See Note 6. Real Estate and Real Estate-Related Investments regarding disposals).

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
The following table provides summary information about our results of operations for the years ended December 31, 2012 and 2011 ($ in thousands):

	Year ended December 31,
	2012	2011	Increase	Percentage Change	$ Change due to Acquisitions(1)	$ Change due to Same Store(2)
Rental revenue	$21,766	$12,327	$9,439	76.6%	$9,605	$(166)
Hotel revenue	10,952	6,564	4,388	66.8%	—	4,388
Property operating expenses	6,784	3,925	2,859	72.8%	2,763	96
Hotel operating expenses	10,001	7,713	2,288	29.7%	—	2,288
Interest expense, net	6,859	4,436	2,423	54.6%	2,497	(74)
Real estate taxes	3,225	1,709	1,516	88.7%	1,380	136
Property management fees	1,171	609	562	92.3%	341	221
Asset management fees	3,097	2,789	308	11.0%	733	113
General and Administrative	3,205	2,327	878	37.7%	n/a	n/a
Acquisition expense	750	4,110	(3,360)	(81.8)%	n/a	n/a
Depreciation and amortization	10,627	6,925	3,702	53.5%	3,460	242
______________

(1)
Represents the dollar amount increase (decrease) for the year ended December 31, 2012 compared to the year ended December 31, 2011 related to real estate and real estate-related investments acquired on or after January 1, 2011.

(2)
Represents the dollar amount increase (decrease) for the year ended December 31, 2012 compared to the year ended December 31, 2011 with respect to real estate and real estate-related investments owned by us during the entire periods presented. Same Store for the periods ended December 31, 2012 and 2011 include 1875 Lawrence, Holstenplatz, Gardens Medical Pavilion and Courtyard Kauai Coconut Beach Hotel.

The tables below reflect occupancy and effective monthly rental rates for our Same Store operating properties and occupancy and ADR for Courtyard Kauai Coconut Beach Hotel:

	Occupancy (%)		Effective Monthly Rent per Square Foot ($)
	Year Ended December 31,		Year Ended December 31,
Property	2012	2011	2012	2011
1875 Lawrence	74%	87%	$1.92	$1.67
Holstenplatz	100%	76%	1.35	1.34
Gardens Medical Pavilion	77%	78%	2.39	2.41

	Occupancy (%)(1)		ADR ($)
	Year Ended December 31,		Year Ended December 31,
Property	2012	2011	2012	2011
Courtyard Kauai Coconut Beach Hotel	69%	45%	$101.77	$96.37
_______________________________________

(1)
Represents average occupancy for the year ended December 31. The Courtyard Kauai Coconut Beach Hotel has 311 rooms and approximately 6,200 square feet of meeting space. Occupancy is for the entire year and is based on standard industry metrics, including rooms available for rent.

Continuing Operations
Our results of operations for the respective periods presented primarily reflect increases in most categories due to the growth of our portfolio in each period presented.
Revenues.    Revenues for the year ended December 31, 2012 were $32.7 million, an increase of $10.9 million from the year ended December 31, 2011. Rental revenue from acquisitions were $13.8 million and $4.2 million for the years ended December 31, 2012 and 2011, respectively, while Same Store rental revenue was $7.9 million and $8.1 million, respectively. The change in revenue is primarily due to:

•
an increase in rental revenue of $9.6 million as a result of recognizing a full year of our 2011 acquisitions and the 2012 acquisition of Alte Jakobstraße, offset by a decrease of $0.2 million for investments we owned during the entire periods presented; and

•
an increase in hotel revenue of $4.4 million at the Courtyard Kauai at Coconut Beach Hotel due to completion of the planned renovations in early 2012 and improved operating efficiencies. The hotel experienced a double digit increase in occupancy and an increase of over 7% in ADR.

•
For the year ended December 31, 2011, we earned interest income from our real estate loan receivable of $2.9 million, all of which was related to the PAL Loan (financing for ten U.S. Army installations). On August 15, 2011, the debtor associated with the PAL Loan exercised its option to prepay the entire balance of the loan.

Property Operating Expenses.    Property operating expenses for the years ended December 31, 2012 and 2011 were $6.8 million and $3.9 million, respectively. Operating expenses from acquisitions for the years ended December 31, 2012 and 2011 were $4.5 million and $1.7 million, respectively, while Same Store operating expenses were $2.3 million and $2.2 million, respectively. Acquisitions for the period include River Club and the Townhomes at River Club, Babcock Self Storage, Lakes of Margate, Arbors Harbor Town and Alte Jakobstraße.
Hotel Operating Expenses.  Hotel operating expenses for the years ended December 31, 2012 and 2011 were $10 million and $7.7 million, respectively. The increase in hotel operating expenses was due to the increased occupancy at Courtyard Kauai at Coconut Beach Hotel attributed to the completion in February 2012 of the renovation of the hotel.
Interest Expense, net.    Interest expense for the year ended December 31, 2012 was $6.9 million compared to $4.4 million for the year ended December 31, 2011. Interest expense for 2012 increased $2.5 million over 2011 as a result of our 2011 and 2012 acquisitions and their related financing. For the years ended December 31, 2012 and 2011, we capitalized interest of $0.1 million related to renovations at our hotel.
Real Estate Taxes.    Real estate taxes for the years ended December 31, 2012 and 2011 were $3.2 million and $1.7 million, respectively. Our 2011 and 2012 acquisitions accounted for $1.4 million of the increase while Same Store real estate taxes increased $0.1 million as a result of increased property tax valuations.
Property Management Fees.    Property management fees for the years ended December 31, 2012 and 2011 were $1.2 million and $0.6 million, respectively. Approximately $0.3 million of the increase is a result of our acquisitions during the period while the remaining portion is the result of fees on the additional revenues recognized by the Courtyard Kauai at Coconut Beach Hotel.
Asset Management Fees.    Asset management fees for the years ended December 31, 2012 and 2011 were $3.1 million and $2.8 million and were comprised of asset management fees paid to our Advisor with respect to our investments. The increase in asset management fees for 2012 was primarily the result of acquisitions offset by dispositions during the period. We expensed asset management fees associated with sold properties of $0.9 million and $1.5 million for the years ended December 31, 2012 and 2011, respectively. Asset management fees payable to the Advisor are an obligation of the Company, and as such, asset management fees associated with all investments owned during the period, including disposed of assets, are included in continuing operations.
General and Administrative Expenses.    General and administrative expenses for the year ended December 31, 2012 were $3.2 million as compared to $2.3 million for the year ended December 31, 2011 and were comprised of auditing fees, legal fees, board of directors' fees and other administrative expenses. The increase is primarily a result of certain costs capitalized during the Offerings, including transfer agent fees and other administrative costs, that were expensed due to the termination of the offering in 2012 and increased costs as a result of additional transactional activity during 2012.
Acquisition Expense.  Acquisition expense for the year ended December 31, 2012 of $0.7 million was primarily due to expenses incurred as a result of our acquisition of Alte Jakobstraße. Acquisition expense for the year ended December 31, 2011 of $4.1 million was primarily due to expenses incurred as a result of our acquisition of four properties in 2011.

Depreciation and Amortization Expense.    Depreciation and amortization expense for the years ended December 31, 2012 and 2011 were $10.6 million and $6.9 million, respectively. The year over year increase of $3.7 million is primarily the result of our acquisitions during 2012 and 2011.
Cash Flow Analysis
Fiscal year ended December 31, 2013 as compared to the year ended December 31, 2012
Cash used in operating activities for the year ended December 31, 2013 was $1.1 million and was primarily comprised of the net income of $13.6 million, adjusted for depreciation and amortization, including amortization of deferred financing fees, of $17.5 million, loss on early extinguishment of debt of $0.3 million, and loss on derivatives of $0.1 million, offset by a gain on the sale of the remaining three buildings at Interchange Business Center and the Original Florida MOB Portfolio of $31.6 million and cash used for working capital and other operating activities of approximately $1.2 million. Cash used in operating activities for the year ended December 31, 2012 was $1.6 million and was primarily comprised of the net income of $9.2 million, adjusted for depreciation and amortization, including amortization of deferred financing fees, of $17 million and loss on early extinguishment of debt of $1.9 million, offset by a gain on sale of discontinued operations of $29.4 million and cash used for working capital and other operating activities of approximately $0.3 million.
Cash used in investing activities for the year ended December 31, 2013 was $11.3 million and was comprised of funds used in the purchases of Wimberly, 22 Exchange and Parkside totaling $74.7 million, an investment in Prospect Park of $14.4 million, additions of property and equipment of $8 million, and acquisition deposits of $0.3 million, offset by proceeds from the sale of the remaining three buildings at Interchange Business Center and the Original Florida MOB Portfolio of $83.5 million, a return of investment in Prospect Park of $2.4 million, and a decrease in restricted cash of $0.1 million. Cash provided by investing activities for the year ended December 31, 2012 was $78.5 million and was comprised of net proceeds from the sale of discontinued operations of $101.7 million and a decrease in restricted cash of approximately $2 million, offset by additions of property and equipment of $13.6 million, the purchase of Alte Jakobstraße for $11 million and acquisition deposits of $0.6 million.
Cash provided by financing activities for the year ended December 31, 2013 was $29.5 million and was comprised of proceeds from notes payable, net of payments and financing costs of $33.5 million and offering costs receivable from a related party of $3.8 million, offset by net distributions to non-controlling interest holders of $7.3 million, redemptions of common stock of $0.4 million and purchases of interest rate derivatives of $0.1 million.  Cash used in financing activities for the year ended December 31, 2012 was $79.4 million, and was comprised of payments on notes payable, net of proceeds and financing costs, of $58.7 million, cash distributions to our stockholders of $14.5 million, net distributions to non-controlling interest holders of $10.8 million and redemptions of common stock of $1 million, offset by the issuance of common stock, net of offering costs, of $5.6 million. Certain joint venture agreements provide for liquidating distributions based on achieving certain return metrics ("promoted interest"). As a result of the sales, two properties reached a defined return threshold which resulted in additional distributions to noncontrolling interest holders above the standard pro-rata allocation percentages.

Fiscal year ended December 31, 2012 as compared to the year ended December 31, 2011
Cash used in operating activities for the year ended December 31, 2012 was $1.6 million and was primarily comprised of the net income of $9.2 million, adjusted for depreciation and amortization, including amortization of deferred financing fees, of $17 million and loss on early extinguishment of debt of $1.9 million, offset by a gain on sale of discontinued operations of $29.4 million and cash used for working capital and other operating activities of approximately $0.3 million. Cash provided by operating activities for the year ended December 31, 2011 was $2.9 million and was primarily comprised of the net loss of $8.6 million, adjusted for depreciation and amortization, including amortization of deferred financing fees, of $16.7 million, distribution from unconsolidated joint venture of $2.4 million and loss on early extinguishment of debt of $1 million, offset by a gain on sale of discontinued operations of $5.7 million, equity in earnings of unconsolidated joint ventures of $2.7 million and cash used for working capital and other operating activities of approximately $0.2 million.
Cash provided by investing activities for the year ended December 31, 2012 was $78.5 million and was comprised of net proceeds from the sale of discontinued operations of $101.7 million and a decrease in restricted cash of approximately $2 million, offset by additions of property and equipment of $13.6 million, the purchase of Alte Jakobstraße for $11 million and acquisition deposits of $0.6 million. Cash used in investing activities for the year ended December 31, 2011 was $39.1 million and was comprised of purchases of real estate of $79.4 million and additions of property and equipment of approximately $12.8 million, offset by repayment of notes receivable of $25 million, proceeds from the sale of discontinued operations of $14.5 million, a decrease in restricted cash of $9 million and return of investment in unconsolidated joint venture of $4.6 million.

Cash used in financing activities for the year ended December 31, 2012 was $79.4 million and was comprised of payments on notes payable, net of proceeds and financing costs, of $58.7 million, cash distributions to our stockholders of $14.5 million, net distributions to non-controlling interest holders of $10.8 million and redemptions of common stock of $1 million, offset by the issuance of common stock, net of offering costs, of $5.6 million. Cash provided by financing activities for the year ended December 31, 2011 was $66.9 million and was comprised of proceeds from notes payable, net of payments and financing costs, of $46.8 million, the issuance of common stock, net of offering costs, of $21.2 million and net contributions from non-controlling interest holders of $5 million, offset by cash distributions to our shareholders of $3.9 million and redemptions of common stock of $2.2 million.
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

Our calculation of FFO for the years ended December 31, 2013, 2012 and 2011 is presented below ($ in thousands except per share amounts):

	2013	2012	2011
Net income (loss) attributable to the Company	$8,729	$1,665	$(7,751)
Adjustments for(1):
Real estate depreciation and amortization(2)	15,150	13,968	14,069
Gain on sale of real estate(3)	(26,004)	(19,967)	(4,539)
Gain on sale of investment in unconsolidated joint venture	—	—	(2,978)
Funds from operations (FFO)	$(2,125)	$(4,334)	$(1,199)
GAAP weighted average shares:
Basic and diluted	26,035	25,987	24,039
FFO per share	$(0.08)	$(0.17)	$(0.05)
Net income (loss) per share	$0.34	$0.06	$(0.32)
_____________________________

(1)	Reflects continuing operations, as well as discontinued operations.

(2)
Includes our consolidated amount, as well as our pro rata share of those unconsolidated investments which we account for under the equity method of accounting and the noncontrolling interest adjustment for the third-party partners' share.

(3)
For the year ended December 31, 2013, includes our proportionate share of the gain on sale of real estate related to the remaining three buildings at Interchange Business Center and the Original Florida MOB Portfolio.  For the year ended December 31, 2012, includes our proportionate share of the gain on sale of real estate related to Palms of Monterrey, Parrot's Landing and one of the four industrial buildings at Interchange Business Center. For the year ended December 31, 2011, includes our proportionate share of the gain on sale of real estate related to Archibald Business Center.

Provided below is additional information related to selected items included in net income (loss) above, which may be helpful in assessing our operating results.

•
Straight-line rental revenue of $0.4 million, $0.3 million, and $0.5 million was recognized for the years ended December 31, 2013, 2012 and 2011, respectively. The noncontrolling interest portion of straight-line rental revenue for the years ended December 31, 2013, 2012 and 2011 was less than $0.1 million.

•
Net above/below market lease amortization of less than $0.1 million was recognized as a decrease to rental revenue for the year ended December 31, 2013. Net above/below market lease amortization of $0.2 million and $0.4 million was recognized as an increase to rental revenue for the years ended December 31, 2012 and 2011, respectively. The noncontrolling interest portion of net above/below market lease amortization for the years ended December 31, 2013, 2012 and 2011 was less than $0.1 million.

•
Amortization of deferred financing costs of $0.9 million, $1 million and $0.9 million was recognized as interest expense for our notes payable for the years ended December 31, 2013, 2012 and 2011, respectively.

•
During the years ended December 31, 2013, 2012 and 2011, we recognized loss on early extinguishment of debt of $0.3 million, $1.9 million and $1 million, respectively, comprised of the write-off of deferred financing fees of $0.1 million, $1 million and $0.3 million and an early termination fee of $0.2 million, $0.9 million and $0.7 million, respectively.

•
We recognized acquisition expense of $4 million, $0.7 million and $4.1 million during the years ended December 31, 2013, 2012 and 2011, respectively. Acquisition expense, net of amounts capitalized, for the year ended December 31, 2013 of $4 million was primarily due to expenses incurred as a result of three of our acquisitions.  Capitalized acquisition costs related to our equity method investment in Prospect Park for the year ended December 31, 2013 was $0.4 million. Acquisition expense for the year ended December 31, 2012 of $0.7 million was primarily due to expenses incurred as a result of our acquisition of Alte Jakobstraße. Acquisition expense for the year ended December 31, 2011 of $4.1 million was primarily due to expenses incurred as a result of our acquisition of four properties in 2011.

In addition, cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders.

Distributions
Distributions are authorized at the discretion of our board of directors based on its analysis of our performance over the previous periods and expectations of performance for future periods. These analyses may include actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, general financial and market conditions and other factors that our board deems relevant. The board's decision will be substantially influenced by its obligation to ensure that we maintain our status as a REIT. In light of the continued uncertainty in the global financial and real estate markets, we cannot provide assurance that we will be able to achieve expected cash flows necessary to pay distributions at any particular level, or at all. We did not pay any distributions to stockholders during the year ended December 31, 2013. On March 20, 2012, our board of directors declared a special distribution of $0.50 per share of common stock payable to our stockholders of record as of April 3, 2012 and determined to cease regular, monthly distributions. The special distribution was paid on May 10, 2012.
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
The following summarizes certain information related to the sources of distributions for the year ended December 31, 2012 (in thousands):

Total Distributions Paid(1)	$17,326
Principal Sources of Funding:
Distribution Reinvestment Plan	2,790
Cash flow provided by (used in) operating activities	(1,586)
Cash available at the beginning of the period(2)	80,130
_____________________________

(1)	Includes special cash distribution of $13 million.

(2)
Represents the cash available at the beginning of the reporting period primarily attributable to excess funds raised from the issuance of common stock and borrowings, after the impact of historical operating activities, other investing and financing activities.

We did not pay any distributions to stockholders during the year ended December 31, 2013.  Total distributions paid to stockholders during the year ended December 31, 2012 were $17.3 million consisting of the special cash distribution of $13 million and the regular distributions of $4.3 million, including DRP of $2.8 million. Of the total distributions paid to stockholders in 2012, 75% were funded with proceeds from asset sales and 25% from cash on hand, components of which may include borrowings and dispositions and which may represent a return of capital. Future distributions declared and paid may exceed cash flow from operating activities or funds from operations until such time as we invest in additional real estate or real estate-related assets at favorable yields and our investments reach stabilization. For further discussion on distribution payments, please see "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions."
We did not pay any distributions to stockholders during the year ended December 31, 2013. During 2012, our distributions were classified as follows for federal income tax purposes:

2012
Ordinary income	—
Capital gains	86.8%
Return of Capital	13.2%
Total	100.0%
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

Investment in Unconsolidated Joint Venture
 We provide funding to third party developers for the acquisition, development and construction of real estate (“ADC Arrangement”).  Under the ADC Arrangement, we may participate in the residual profits of the project through the sale or refinancing of the property.  We evaluate this arrangement to determine if they have characteristics similar to a loan or if the characteristics are more similar to a joint venture or partnership such as participating in the risks and rewards of the project as an owner or an investment partner.  When we determine that the characteristics are more similar to a jointly-owned investment or partnership, we account for the arrangement as an investment in an unconsolidated joint venture under the equity method of accounting (Note 7) or a direct investment (consolidated basis of accounting) instead of applying loan accounting.  The ADC Arrangement is periodically reassessed.

Investment Impairments
For all of our real estate and real estate related investments, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  Examples of the types of events and circumstances that would cause management to assess our assets for potential impairment include, but are not limited to:  a significant decrease in the market price of an asset; a significant adverse change in the manner in which the asset is being used; an accumulation of costs in excess of the acquisition basis plus construction of the property; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers and changes in the global and local markets or economic conditions.  Our assets may at times be concentrated in limited geographic locations and, to the extent that our portfolio is concentrated in limited geographic locations, downturns specifically related to such regions may result in tenants defaulting on their lease obligations at a portion of our properties within a short time period, which may result in asset impairments.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  These projected cash flows are prepared internally by the Advisor and reflect in place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Chief Financial Officer and Chief Accounting Officer review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions that are consistent with market data or with assumptions that would be used by a third-party market participant and assume the highest and best use of the investment. We consider trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value. While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.
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
We believe the carrying value of our operating real estate is currently recoverable.  Accordingly, there were no impairment charges for the years ending December 31, 2013 and 2012.  However, if market conditions worsen beyond our current expectations, or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The update clarifies how to report the effect of significant reclassifications out of other comprehensive income.  ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 and is to be applied prospectively.  Our adoption of this ASU did not materially change the presentation of our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in the update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance is effective for the first interim or annual period beginning on or after December 15, 2013. The adoption of this guidance is not expected to have a material impact on our financial statements or disclosures.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
As of December 31, 2013, we maintained approximately $2.3 million in Euro-denominated accounts at European financial institutions. We currently have two investments in Europe. As the cash is held in the same currency as the real estate assets and related loans, we believe that we are not materially exposed to any significant foreign currency fluctuations related to these accounts as it relates to ongoing property operations. Material movements in the exchange rate of Euros could materially impact distributions from our foreign investments.
Interest Rate Risk
We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our management's objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt. Of our $212 million in notes payable at December 31, 2013, $80.3 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.8 million.
Interest rate caps classified as assets were reported at their combined fair value of $0.2 million within prepaid expenses and other assets at December 31, 2013. A 100 basis point decrease in interest rates would result in a less than $0.2 million net decrease in the fair value of our interest rate caps. A 100 basis point increase in interest rates would result in a $0.3 million net increase in the fair value of our interest rate caps.
Item 8.    Financial Statements and Supplementary Data.
The information required by this Item 8 is included in our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2013, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2013, the effectiveness of our internal control over financial reporting using the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls, as of December 31, 2013, were effective.

Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Robert S. Aisner, 67, has served as one of our directors since inception and as Chairman of the Board since February 2013. Mr. Aisner served as our Chief Executive Officer from June 2008 through January 2012, as our President from our inception in January 2007 through January 2012, and as Vice Chairman of the Board from January 2012 through February 2013 when he was appointed as Chairman of the Board. From July 2005 through June 2008, Mr. Aisner served as our Chief Operating Officer. In addition, Mr. Aisner serves as a director and Chairman of the Board of Behringer Harvard Opportunity REIT I, Inc. (“Behringer Harvard Opportunity REIT I”), as Chief Executive Officer and a director of Behringer Harvard Multifamily REIT I, Inc. (“Behringer Harvard Multifamily REIT I”), and as a director of TIER REIT, Inc. (formerly, Behringer Harvard REIT I, Inc.). Furthermore, Mr. Aisner serves as a Class II Director of Priority Senior Secured Income Fund, Inc., a closed-end management investment company jointly advised by Behringer and Prospect Capital Management, LLC. Mr. Aisner is also Chief Executive Officer of our Advisor and Chief Executive Officer and President of BHH, our sponsor.
Mr. Aisner has over 30 years of commercial real estate experience with acquiring, managing and disposing of properties located in the United States and other countries, including Germany, the Netherlands, England, the Bahamas and Australia. In addition to Mr. Aisner's commercial real estate experience, as an officer and director of Behringer sponsored programs and their advisors, Mr. Aisner has overseen the acquisition, structuring and management of various types of real estate-related loans, including mortgages and mezzanine loans. From 1996 until joining Behringer in 2003, Mr. Aisner served as: (i) Executive Vice President of AMLI Residential Properties Trust, formerly a New York Stock Exchange-listed REIT that focused on the development, acquisition and management of upscale apartment communities and an advisor and asset manager for institutional investors with respect to their multifamily real estate investment activities; (ii) President of AMLI Management Company, which oversaw all of AMLI's apartment operations in 80 communities; (iii) President of the AMLI Corporate Homes division that managed AMLI's corporate housing properties; (iv) Vice President of AMLI Residential Construction, a division of AMLI that performed real estate construction services; and (v) Vice President of AMLI Institutional Advisors, the AMLI division that served as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate activities. Mr. Aisner also served on AMLI's Executive Committee and Investment Committee. From 1994 until 1996, Mr. Aisner owned and operated Regents Management, Inc., which had both a multifamily development and construction group and a general commercial property management group. Mr. Aisner is a member of the Board of Directors of the Association of Foreign Investors in Real Estate (AFIRE), the Board of Directors of the National Multi-Housing Council (NMHC), the Urban Land Institute (ULI) and the Pension Real Estate Association (PREA). From 1984 to 1994, Mr. Aisner served as Vice President of HRW Resources, Inc., a real estate development and management company. Mr. Aisner received a Bachelor of Arts degree from Colby College and a Masters of Business Administration degree from the University of New Hampshire.
Our board of directors has concluded that Mr. Aisner is qualified to serve as one of our directors for reasons including his more than 30 years of commercial real estate experience. This experience allows him to offer valuable insight and advice with respect to our investments and investment strategies. In addition, as the Chief Executive Officer of our Advisor and with prior experience as an executive officer of a New York Stock Exchange-listed REIT, Mr. Aisner is able to direct the board of directors to the critical issues facing our company. Further, as a director of TIER REIT, Inc., BH Multifamily REIT I, and Behringer Harvard Opportunity REIT I, he has an understanding of the requirements of serving on a public company board.
        Michael J. O'Hanlon, 62, has served as our Chief Executive Officer and President since January 2012 and as one of our directors since February 2013. Mr. O'Hanlon also serves as Chief Executive Officer and President of several other Behringer sponsored programs, including Behringer Harvard Opportunity REIT I. In addition, Mr. O'Hanlon has served as a director of Behringer Harvard Opportunity REIT I since February 2013.
Prior to his appointment as an officer of the Company, Mr. O'Hanlon was an independent director of Adaptive REIT from September 2011 through December 2011. From September 2010 to December 2011, Mr. O'Hanlon was President and Chief Operating Officer of Billingsley Company, a major Dallas, Texas based owner, operator and developer that has interests in commercial office, industrial, retail, and multifamily properties. From November 2007 to October 2009, Mr. O'Hanlon served as Chief Executive Officer and President for Inland Western Retail Real Estate Trust, Inc., a public non-traded REIT, where he was responsible for an $8.5 billion national retail and office portfolio consisting of 335 properties and 51 million square feet. From January 2005 to October 2007, Mr. O'Hanlon served as head of Asset Management for Inland Real Estate Group of Companies. In total, Mr. O'Hanlon has over 30 years of management experience with public and private firms with commercial real estate portfolios, with a broad range of responsibilities including overseeing acquisitions, dispositions, restructurings, joint ventures and capital raising, and with experience with a diverse group of real estate-related investments including multifamily and debt-related investments. Mr. O'Hanlon received a Masters of Business Administration, Finance-Money and Financial Markets degree from Columbia University Graduate School of Business. Mr. O'Hanlon has also received a Bachelor of Science, Accounting degree from Fordham University. Mr. O'Hanlon has served and been an active member of the Real Estate Roundtable, NAREIT, ICSC and ULI.
Our board of directors has concluded that Mr. O'Hanlon is qualified to serve as one of our directors for reasons including his over 30 years of management experience. His significant experience in commercial real estate allows him to complement the other board members in providing valuable investment advice.
 Andreas K. Bremer, 57, has served as one of our independent directors since November 2007 and serves as Chairman of the German International School in Dallas since 2009. Mr. Bremer currently serves as Executive Vice President of International Capital, LLC, a position he has held since 2005. Mr. Bremer joined International Capital as its Chief Financial Officer in October 2002. International Capital specializes in acquisition, disposition, management and administration of commercial investment properties, and Mr. Bremer is responsible for all financial aspects of the company's operations. Before joining International Capital, Mr. Bremer was the Chief Financial Officer of ATLASwerks®, a leading communication software company in Dallas. He acted as a corporate finance consultant for two years at McKinsey & Co. in both the Dallas and New York offices and served as Vice President of Finance and Treasurer at Paging Network, Inc. Mr. Bremer started his career at COMMERZBANK AG in Germany and spent seven of his 13-year tenure at the company's New York and Atlanta offices. Mr. Bremer has over 25 years of financial and general management experience with extensive knowledge of corporate finance and commercial lending both in the United States and other countries, particularly Germany and holds a degree as CCIM. He was the Director of the Texas Warburg Chapter of the American Council on Germany in Dallas and, as Knight of Justice, is a member of the Order of St. John. Mr. Bremer received a law degree from the Johannes-Gutenberg University in Mainz, Germany.
Our board of directors has concluded that Mr. Bremer is qualified to serve as one of our directors for reasons including his more than 25 years of financial and general management experience, including international corporate finance and commercial lending. Mr. Bremer has served in various financial management positions and has significant experience in acquisition, disposition, management, and administration of commercial real estate investments. In addition, Mr. Bremer's international background brings a unique perspective to our board.
        Michael D. Cohen, 39, has served as our Executive Vice President since October 2011 and as one of our directors since February 2013. Mr. Cohen also serves as Executive Vice President of Behringer Harvard Holdings, and Executive Vice President—International Platform of Harvard Property Trust. Mr. Cohen also works closely with Behringer Securities to develop institutional investments and manage relationships with the company's institutional investors. Mr. Cohen joined Behringer in 2005 from Crow Holdings, the investment office of the Trammell Crow Company, where he concentrated on the acquisition and management of the firm's office, retail, and hospitality assets. Mr. Cohen began his career in 1997 at Harvard Property Trust and Behringer Partners, predecessor companies to Behringer. He received a Bachelor of Business Administration degree from the University of the Pacific in Stockton, California, and a Masters degree in Business and Finance from Texas Christian University in Fort Worth, Texas. He is a member of the Association of Foreign Investors in Real Estate. Our board of directors has concluded that Mr. Cohen is qualified to serve as one of our directors for reasons including his significant experience in commercial real estate, which allows him to provide valuable investment advice.
        Diane S. Detering-Paddison, 54, has served as one of our independent directors since June 2009. Ms. Detering-Paddison was recently appointed Chief Strategy Officer of Cassidy Turley, one of the nation's largest commercial real estate service providers. Prior to joining Cassidy Turley, Ms. Detering-Paddison served as the Chief Operating Officer of ProLogis, an owner, manager, and developer of distribution facilities, from June 2008 until January 2009. Prior to that, Ms. Detering-Paddison was with CB Richard Ellis and Trammell Crow Company for over twenty years. During her time there, she served as Senior Vice President, Corporate and Investor Client Accounts from April 2001 until December 2004, Chief Operating Officer, Global Services from January 2005 until December 2006, and President, Global Corporate Services—Client Accounts from December 2006 until May 2008. Ms. Detering-Paddison was part of a ten member executive team that managed the merger between Trammell Crow Company and CB Richard Ellis in December 2006. Recently, the Salvation Army named Ms. Detering-Paddison to its national advisory board. Ms. Detering-Paddison is the founder of www.4wordwomen.org and the author of "Work, Love, Pray." Ms. Detering-Paddison holds a Master of Business Administration degree from the Harvard Graduate School of Business and a Bachelor of Science degree from Oregon State University where she graduated as Valedictorian.

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
        Cynthia Pharr Lee, 65, has served as one of our independent directors since November 2007. Ms. Lee has served as President of C. Pharr & Company, a marketing communications consulting firm since 1993, providing strategic brand, marketing and public relations services to many real estate, construction and design firms, in addition to other corporate clients. From 1994 through February 2014, Ms. Lee served as a member of the board of directors of CEC Entertainment, Inc. (CEC-NYSE) and its audit and compensation committees. A co-founder of Texas Women Ventures Fund, Ms. Lee serves on the Fund's Investment Advisory Committee and is also a board member of Southwest Venture Forum. Ms. Lee is a former president of Executive Women of Dallas and former national chairman of the Counselor's Academy of the Public Relations Society of America. From May 1989 through February 1993, Ms. Lee was president and chief executive officer of Tracy Locke/Pharr Public Relations, a division of Omnicom (NYSE). She received her Bachelor of Science degree in English (summa cum laude) and her Master of Arts degree in English from Mississippi State University.
Our board of directors has concluded that Ms. Lee is qualified to serve as one of our directors for reasons including her more than 20 years of management experience in the public relations and marketing communications industry, with significant experience working with commercial real estate and construction firms. Ms. Lee has also served on the board of directors and audit committee of a New York Stock Exchange listed company, which allows her to provide valuable knowledge and insight into management issues. In addition, Ms. Lee's background complements that of our other board members and brings a unique perspective to our board.
        Jeffrey P. Mayer, 57, has served as one of our independent directors since November 2007 and is chairman of our Audit Committee. Mr. Mayer is currently a consultant serving the real estate industry. He also is the owner of Mayer Financial Consulting, LLC (a Georgia Registered Investment Advisor) and is the firm's sole Investment Advisor Representative. This firm was started in 2011 to provide personal financial planning services, primarily to individuals. From 2000 until 2007, Mr. Mayer was the Chief Financial Officer of ClubCorp, Inc., a holding company that owns and operates premier golf and business clubs and destination golf resorts. He previously served as Chief Financial Officer of Bristol Hotels & Resorts in Dallas, a position he held from 1996 until the company's acquisition by Bass PLC in early 2000. Prior to joining Bristol, he was Corporate Controller at Host Marriott Corporation (formerly Marriott Corporation) and, prior to that, held various senior financial positions at Marriott Corporation. Mr. Mayer is a member of the National Association of Corporate Directors. He was a board member of the Dallas Children's Advocacy Center and chairman of the audit committee. A graduate of the College of William & Mary, he began his career as an accountant with Arthur Andersen LLP.
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
Executive Officers
In addition to Robert S. Aisner, Michael J. O' Hanlon, and Michael D. Cohen the following individual serves as our executive officer:
        Andrew J. Bruce, 42, was elected our Chief Financial Officer in January 2012. Mr. Bruce also serves as Chief Financial Officer of Behringer Harvard Opportunity REIT I. Mr. Bruce will continue to serve as the Senior Vice President—Capital Markets for Behringer, a role in which he has served since March 2006, and be responsible for managing the financing activities for the Behringer programs, including the structuring and placement of commercial debt for new acquisitions and developments, for the refinancing of existing debt, debt restructurings, and for fund level credit facilities. Prior to joining Behringer, from 1994 to early 2006, Mr. Bruce worked for AMLI Residential Properties Trust in Dallas and in Chicago. While at AMLI, Mr. Bruce was responsible for placing AMLI's secured and unsecured debt and for overseeing the underwriting projections for new development and co-investment projects. Mr. Bruce holds a Masters in Business Administration degree from the University of Chicago, and a CPA designation. Mr. Bruce graduated from Western Michigan University with a Bachelor of Business Administration degree. Associations that Mr. Bruce is currently affiliated with include ULI (Full Member and Inner-City Council Leader), NAREIT, and Family Gateway Affordable Housing, Inc. where he serves as a board member and Vice Chairman.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to the Company during and with respect to the fiscal year ended December 31, 2013 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2013.
Code of Ethics
Our board of directors has adopted a Code of Business Conduct Policy that is applicable to all members of our board of directors, our executive officers and employees of our Advisor and its affiliates. We have posted the policy on the website maintained for us at www.behringerinvestments.com. If, in the future, we amend, modify or waive a provision in the Code of Business Conduct Policy, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by promptly posting such information on the website maintained for us as necessary.
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
Directors' Compensation
We pay each of our directors who is not an employee of the Company, the Advisor or their affiliates an annual retainer of $25,000. In addition, we pay the chairperson of the Audit Committee an annual retainer of $10,000 and the chairpersons of our Nominating and Compensation Committees annual retainers of $5,000 each. These retainers are payable quarterly in arrears. In addition, we pay each non-employee director (a) $1,000 for each board of directors or committee meeting attended in person, (b) $500 for each board of directors or committee meeting attended by telephone, and (c) $500 for each written consent considered by the director.
All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. If a director is also an employee of us, or an employee of the Advisor or its affiliates, we do not pay compensation for services rendered as a director.

Director Compensation Table
The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2013 (in thousands):

Name	Fees Earned(1)
Robert M. Behringer(2)	—
Robert S. Aisner	—
Michael J. O'Hanlon	—
Michael D. Cohen	—
Andreas K. Bremer	$45,000
Diane S. Detering-Paddison	$39,500
Cynthia Pharr Lee	$42,500
Jeffrey P. Mayer	$49,500
_______________________________________________________________________________

(1)	Includes fees earned for services rendered in 2013, regardless of when paid.

(2)	Robert M. Behringer resigned from the board of directors at the end of January 2013.
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
Compensation Committee Interlocks and Insider Participation
No member of our compensation committee served as an officer or employee of the Company or any of our subsidiaries during the fiscal year ended December 31, 2013 or formerly served as an officer of the Company or any of our subsidiaries. In addition, during the fiscal year ended December 31, 2013, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers or directors serving as a member of our board of directors or compensation committee.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table provides information regarding our equity compensation plans as of December 31, 2013:

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
________________________
* All shares authorized for issuance pursuant to awards not yet granted under the Incentive Award Plan.

Security Ownership of Certain Beneficial Owners
The following table sets forth information as of February 28, 2014 regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, each of our executive officers, and our directors and executive officers as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Behringer Harvard Holdings, LLC(2)	22,471	*
Robert S. Aisner(3)(4)	—	—
Michael J. O'Hanlon(3)	—	—
Andrew J. Bruce(3)	—	—
Michael D. Cohen(3)(5)	2,762	*
Andreas K. Bremer(3)	—	—
Diane S. Detering-Paddison(3)	—	—
Cynthia Pharr Lee(3)	—	—
Jeffrey P. Mayer(3)	—	—
All directors and executive officers as a group (eight persons)(6)	2,762	*
________________________
* Represents less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following February 28, 2014. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)
Does not include 1,000 shares of convertible stock owned by Behringer Harvard Opportunity II Services Holdings, LLC, an indirect subsidiary of Behringer Harvard Holdings. Robert M. Behringer is the beneficial owner of approximately 40% of the outstanding limited liability company interests and beneficially controls the voting of approximately 85% of the outstanding limited liability company interests of Behringer Harvard Holdings.

(3)
The address of Messrs. Aisner, O'Hanlon, Bruce, Cohen, Bremer, Detering-Paddison, Lee and Mayer is c/o Behringer Harvard Opportunity REIT II, Inc., 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

(4)
Does not include 22,471 shares of common stock and 1,000 shares of convertible stock indirectly owned by Behringer Harvard Holdings. Mr. Aisner controls the disposition of 4% of the limited liability company interests in Behringer Harvard Holdings. Robert M. Behringer has the right to vote Mr. Aisner's interest in Behringer Harvard Holdings.

(5)	Michael D. Cohen was elected a director in February 1, 2013. Includes 2,762 shares owned by a trust for the benefit of Mr. Cohen's spouse. Mr. Cohen disclaims beneficial ownership of such shares.

(6)
Does not include 1,000 shares of convertible stock owned by Behringer Harvard Opportunity II Services Holdings, LLC. The actual number of shares of common stock issuable upon conversion of the convertible stock is indeterminable at this time.

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
However, in order to reduce or eliminate certain potential conflicts of interest, our charter contains a number of restrictions relating to (1) transactions we enter into with our Advisor and its affiliates, (2) certain future offerings, and (3) allocation of investment opportunities among affiliated entities. As a general rule, any related party transactions must be approved by a majority of the directors (including a majority of independent directors) not otherwise interested in the transaction. In determining whether to approve or authorize a particular related party transaction, these persons will consider whether the transaction between us and the related party is fair and reasonable to us.

Related Party Transactions
The Advisor and certain of its affiliates receive fees and compensation in connection with the acquisition, management, and sale of our assets.
Pursuant to a Dealer Manager Agreement, we engaged Behringer Securities to act as our dealer manager in connection with our Offerings. Behringer Securities received commissions of up to 7% of gross primary offering proceeds. Behringer Securities reallowed 100% of selling commissions earned to participating broker-dealers. In addition, we paid Behringer Securities a dealer manager fee of up to 2.5% of gross offering proceeds. Pursuant to separately negotiated agreements, Behringer Securities reallowed a portion of its dealer manager fee in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in our Offerings; provided, however, that Behringer Securities reallowed, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts and no more than 0.5% of gross offering proceeds for out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties. Further, in special cases pursuant to separately negotiated agreements and subject to applicable limitations imposed by the Financial Industry Regulatory Authority, Behringer Securities used a portion of its dealer manager fee to reimburse certain broker-dealers participating in our Offerings for technology costs and expenses associated with our Offerings and costs and expenses associated with the facilitation of the marketing and ownership of our shares by such broker-dealers' customers. No selling commissions, dealer manager fees or organization and offering expenses were paid for sales under the DRP. We terminated the primary portion of the Follow-On Offering effective March 15, 2012 and the DRP portion of the Follow-On Offering effective April 3, 2012. Behringer Securities did not earn selling commissions or dealer manager fees during the year ended December 31, 2013 as a result of the terminations.
We reimbursed the Advisor or its affiliates for organization and offering expenses (other than selling commissions and the dealer manager fee) incurred on our behalf in connection with the primary offering component of our Offerings. The total we were required to remit to the Advisor for organization and offering expenses (other than selling commissions and the dealer manager fee) was limited to 1.5% of the gross proceeds raised in the completed primary offering components of the Offerings as determined upon completion of the Offerings. The Advisor or its affiliates determined the amount of organization and offering expenses owed based on specific invoice identification, as well as an allocation of costs to us and other Behringer programs, based on respective equity offering results of those entities in offering.
The Advisor was required to reimburse us to the extent that the total amount spent on organization and offering expenses (other than selling commissions and the dealer manager fee) in the Offerings exceeded 1.5% of the gross proceeds raised in the primary component of the Offerings. Based on the gross proceeds from our Offerings, we recorded a receivable from the Advisor for approximately $3.8 million of organization and offering expenses that were previously reimbursed to the Advisor. The receivable of $3.8 million is presented net of other payables of $0.5 million to the Advisor on our consolidated balance sheet as of December 31, 2012. We received payment of $3.8 million from the Advisor for this receivable in March 2013.
The Advisor or its affiliates will also receive acquisition and advisory fees of 2.5% of the amount paid and/or in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets. The Advisor and its affiliates will also receive acquisition and advisory fees of 2.5% of the funds advanced in respect of a loan investment. We incurred acquisition and advisory fees payable to the Advisor of $2.3 million for the year ended December 31, 2013.
The Advisor or its affiliates also receive an acquisition expense reimbursement in the amount of 0.25% of (i) the funds paid for purchasing an asset, including any debt attributable to the asset, (ii) the funds budgeted for development, construction, or improvement in the case of assets we acquire and intend to develop, construct, or improve, and (iii) the funds advanced in respect of a loan investment. In addition, to the extent the Advisor or its affiliates directly provide services formerly provided or usually provided by third parties, including, without limitation, accounting services related to the preparation of audits required by the SEC, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a completed investment, the direct employee costs and burden to the Advisor of providing these services will be acquisition expenses for which we will reimburse the Advisor. We also pay third parties, or reimburse the Advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder's fees, title insurance, premium expenses, and other closing costs. In addition, acquisition expenses for which we will reimburse the Advisor, include any payments made to (i) a prospective seller of an asset, (ii) an agent of a prospective seller of an asset, or (iii) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset. Except as described above with respect to services customarily or previously provided by third parties, the Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent that they are dedicated to making investments for us, such as wages and benefits of the investment personnel. The Advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the Advisor or its affiliates incur that are due to third parties or related to the additional services provided by the Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. For the year ended December 31, 2013, we incurred acquisition expense reimbursements of $0.2 million.
We pay the Advisor or its affiliates a debt financing fee of 1% of the amount available under any loan or line of credit made available to us. It is anticipated that the Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. We incurred debt financing fees of $0.5 million for the year ended December 31, 2013.
We pay the Advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties. We incurred no such fees for the year ended December 31, 2013.
We will pay the Advisor or its affiliates a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We incurred construction management fees of $0.1 million for the year ended December 31, 2013.
We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity II Management Services, LLC ("BHO II Management"), or its affiliates, fees for the management, leasing, and construction supervision of our properties. Property management fees are 4.5% of the gross revenues of the properties managed by BHO II Management or its affiliates, plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property. In the event that we contract directly with a third-party property manager in respect of a property, BHO II Management or its affiliates receives an oversight fee equal to 0.5% of the gross revenues of the property managed. In no event will BHO II Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property. In the event we own a property through a joint venture that does not pay BHO II Management directly for its services, we will pay BHO II Management a management fee or oversight fee, as applicable, based only on our economic interest in the property. We incurred and expensed property management fees or oversight fees to BHO II Management of approximately $0.9 million for the year ended December 31, 2013.
We pay the Advisor or its affiliates a monthly asset management fee of one-twelfth of 1.0% of the sum of the higher of the cost or value of each asset. For the year ended December 31, 2013, we expensed $3.4 million of asset management fees. Amounts include asset management fees which were classified to discontinued operations and our disposed properties.
We reimburse the Advisor or its affiliates for all expenses paid or incurred by the Advisor in connection with the services provided to us, subject to the limitation that we will not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period. Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the year ended December 31, 2013, we incurred and expensed such costs for administrative services of $1.8 million.
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

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and the Company, our senior management and our independent registered public accounting firm, the board has determined that the majority of the members of our board, and each member of our audit committee, compensation committee and nominating committee, is "independent" as defined by the NYSE.
Item 14.    Principal Accounting Fees and Services.
Independent Registered Public Accounting Firm
Deloitte & Touche LLP has served as our independent registered public accounting firm since January 2007. Our management believes that it is knowledgeable about our operations and accounting practices and well qualified to act as our independent registered public accounting firm.
Audit and Non-Audit Fees
The following table presents fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche") for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Audit Fees(1)	$491	$426
Audit-Related Fees(2)	—	9
Tax Fees(3)	9	5
All Other Fees	—	—
Total Fees	$500	$440
___________________________

(1)	Audit fees consist principally of fees for the audit of our annual consolidated financial statements and review of our consolidated financial statements included in our quarterly reports on Form 10-Q.

(2)
Audit-related fees consist of professional services performed in connection with a review of registration statements, as amended, for the public offerings of our common stock audits and reviews of historical financial statements for property acquisitions (including compliance with the requirements of Rules 3-05, 3-09 or 3-14).

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
Our audit committee approved all of the services provided by, and fees paid to, Deloitte & Touche LLP during the years ended December 31, 2013 and 2012.

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

Behringer Harvard Opportunity REIT II, Inc.
Dated: March 26, 2014	By:	/s/ MICHAEL J. O'HANLON
Michael J. O'Hanlon Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 26, 2014	/s/ ROBERT S. AISNER
Robert S. Aisner Chairman of the Board of Directors
March 26, 2014	/s/ MICHAEL J. O'HANLON
Michael J. O'Hanlon Chief Executive Officer and Director (Principal Executive Officer)
March 26, 2014	/s/ ANDREW J. BRUCE
Andrew J. Bruce Chief Financial Officer (Principal Financial Officer)
March 26, 2014	/s/ S. JASON HALL
S. Jason Hall Chief Accounting Officer (Principal Accounting Officer)
March 26, 2014	/s/ MICHAEL D. COHEN
Michael D. Cohen Executive Vice President and Director
March 26, 2014	/s/ ANDREAS K. BREMER
Andreas K. Bremer Director
March 26, 2014	/s/ CYNTHIA PHARR LEE
Cynthia Pharr Lee Director
March 26, 2014	/s/ JEFFREY P. MAYER
Jeffrey P. Mayer Director
March 26, 2014	/s/ DIANE S. DETERING-PADDISON
Diane S. Detering-Paddison Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Behringer Harvard Opportunity REIT II, Inc.
Addison, Texas
We have audited the accompanying consolidated balance sheets of Behringer Harvard Opportunity REIT II, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Behringer Harvard Opportunity REIT II, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ Deloitte & Touche LLP
Dallas, Texas
March 26, 2014

Behringer Harvard Opportunity REIT II, Inc.
Consolidated Balance Sheets
As of December 31, 2013 and 2012
(in thousands, except shares)

	2013	2012
Assets
Real estate
Land and improvements, net	$65,407	$73,380
Buildings and improvements, net	219,523	199,915
Real estate under development	99	838
Total real estate	285,029	274,133
Cash and cash equivalents	94,877	77,752
Restricted cash	5,343	3,491
Accounts receivable, net	3,017	3,008
Receivable from related party	—	3,269
Prepaid expenses and other assets	1,196	1,781
Investment in unconsolidated joint venture	11,985	—
Furniture, fixtures and equipment, net	7,923	6,864
Deferred financing fees, net	3,185	3,398
Lease intangibles, net	1,820	5,370
Total assets	$414,375	$379,066
Liabilities and Equity
Notes payable	$212,037	$183,308
Accounts payable	513	1,777
Payables to related parties	840	—
Acquired below-market leases, net	324	904
Distributions payable to noncontrolling interest	20	—
Income taxes payable	183	—
Accrued and other liabilities	7,669	6,544
Total liabilities	221,586	192,533
Commitments and contingencies	—	—
Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 26,015,980 and 26,060,612 shares issued and outstanding at December 31, 2013 and 2012, respectively	3	3
Additional paid-in capital	232,903	233,283
Accumulated distributions and net loss	(49,520)	(58,249)
Other comprehensive income	498	126
Total Behringer Harvard Opportunity REIT II, Inc. equity	183,884	175,163
Noncontrolling interest	8,905	11,370
Total equity	192,789	186,533
Total liabilities and equity	$414,375	$379,066
See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Years Ended December 31, 2013, 2012 and 2011
(in thousands, except per share amounts)

	2013	2012	2011
Revenues
Rental revenue	$28,517	$21,766	$12,327
Hotel revenue	14,872	10,952	6,564
Interest income from real estate loan receivable	—	—	2,931
Total revenues	43,389	32,718	21,822
Expenses:
Property operating expenses	9,792	6,784	3,925
Hotel operating expenses	11,363	10,001	7,713
Interest expense, net	7,844	6,859	4,436
Real estate taxes	4,716	3,225	1,709
Property management fees	1,521	1,171	609
Asset management fees	3,478	3,097	2,789
General and administrative	4,243	3,205	2,327
Acquisition expense	3,998	750	4,110
Depreciation and amortization	13,978	10,627	6,925
Total expenses	60,933	45,719	34,543
Interest income, net	128	128	127
Other income	46	88	504
Loss from continuing operations before income taxes and equity in earnings of unconsolidated joint ventures	(17,370)	(12,785)	(12,090)
Provision for income taxes	(183)	—	—
Equity in earnings of unconsolidated joint ventures	—	—	2,681
Loss from continuing operations	(17,553)	(12,785)	(9,409)
Income from discontinued operations, including gains on disposition	31,159	22,012	776
Net income (loss)	13,606	9,227	(8,633)
Noncontrolling interest in continuing operations	577	790	1,096
Noncontrolling interest in discontinued operations	(5,454)	(8,352)	(214)
Net (income) loss attributable to the noncontrolling interest	(4,877)	(7,562)	882
Net income (loss) attributable to the Company	$8,729	$1,665	$(7,751)
Amounts attributable to the Company
Continuing operations	$(16,976)	$(11,995)	$(8,313)
Discontinued operations	25,705	13,660	562
Net income (loss) attributable to the Company	$8,729	$1,665	$(7,751)
Weighted average shares outstanding:
Basic and diluted	26,035	25,987	24,039
Net income (loss) per share
Continuing operations	$(0.65)	$(0.46)	$(0.35)
Discontinued operations	0.99	0.52	0.03
Basic and diluted income (loss) per share	$0.34	$0.06	$(0.32)
Comprehensive income (loss):
Net income (loss)	$13,606	$9,227	$(8,633)
Other comprehensive income (loss):
Reclassification of unrealized loss on interest rate derivatives to net income	123	—	—
Unrealized gain (loss) on interest rate derivatives	—	21	(341)
Foreign currency translation gain (loss)	262	26	(48)
Total other comprehensive income (loss)	385	47	(389)
Comprehensive income (loss)	13,991	9,274	(9,022)
Comprehensive (income) loss attributable to noncontrolling interest	(4,890)	(7,566)	944
Comprehensive income (loss) attributable to common shareholders	$9,101	$1,708	$(8,078)
   See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Consolidated Statements of Equity
For the Years Ended December 31, 2013, 2012 and 2011
(in thousands)

	Convertible Stock		Common Stock				Accumulated Other Comprehensive Income (loss)
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions and Net (Loss)		Noncontrolling Interest	Total Equity
Balance at January 1, 2011	1	$—	22,330	$2	$195,149	$(23,883)	$410	$10,533	$182,211
Net loss						(7,751)		(882)	(8,633)
Issuance of common stock, net			3,177	1	32,986				32,987
Redemption of common stock			(240)		(2,167)				(2,167)
Distributions declared on common stock						(12,023)			(12,023)
Contributions from non-controlling interest								5,688	5,688
Distributions to noncontrolling interest								(670)	(670)
Other comprehensive income:
Unrealized losses on interest rate derivatives							(279)	(62)	(341)
Foreign currency translation loss							(48)		(48)
Balance at December 31, 2011	1	—	25,267	3	225,968	(43,657)	83	14,607	$197,004
Net income						1,665		7,562	9,227
Issuance of common stock, net			910	—	8,347				8,347
Redemption of common stock			(117)		(1,032)				(1,032)
Distributions declared on common stock						(16,257)			(16,257)
Contributions from noncontrolling interest								1,597	1,597
Distributions to noncontrolling interest								(12,400)	(12,400)
Other comprehensive loss:
Unrealized gains on interest rate derivatives							17	4	21
Foreign currency translation gain							26		26
Balance at December 31, 2012	1	—	26,060	3	233,283	(58,249)	126	11,370	$186,533
Net income						8,729		4,877	13,606
Redemption of common stock			(44)		(380)				(380)
Contributions from noncontrolling interest								4,655	4,655
Distributions to noncontrolling interest								(12,010)	(12,010)
Other comprehensive income:
Reclassification of unrealized loss on interest rate derivatives to net income							110	13	123
Foreign currency translation gain							262		262
Balance at December 31, 2013	1	$—	26,016	$3	$232,903	$(49,520)	$498	$8,905	$192,789
See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013, 2012 and 2011
(in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$13,606	$9,227	$(8,633)
Adjustments to reconcile net income (loss) to net cash
flows provided by (used in) operating activities:
Depreciation and amortization	16,507	15,930	15,378
Amortization of deferred financing fees	949	1,049	1,301
Equity in earnings of unconsolidated joint venture	—	—	(2,681)
Gain on sale of discontinued operations	(31,558)	(29,358)	(5,673)
Loss on early extinguishment of debt	265	1,905	1,005
Distribution from unconsolidated joint venture	—	—	2,352
Loss on derivatives	94	—	—
Change in operating assets and liabilities:
Accounts receivable	(373)	(1,055)	(393)
Interest receivable-real estate loan receivable	—	—	2,227
Prepaid expenses and other assets	458	176	(541)
Accounts payable	(1,246)	126	29
Accrued and other liabilities	549	701	(527)
Net payables to related parties	277	199	(171)
Addition of lease intangibles	(631)	(486)	(768)
Cash provided by (used in) operating activities	(1,103)	(1,586)	2,905
Cash flows from investing activities:
Acquisition deposits reimbursed	247	—	—
Acquisition deposits paid	(500)	(589)	—
Purchases of real estate	(74,685)	(11,039)	(79,443)
Investment in unconsolidated joint venture	(14,429)	—	—
Return of investment in unconsolidated joint ventures	2,444	—	4,648
Proceeds from sale of discontinued operations	83,506	101,654	14,487
Additions of property and equipment	(8,043)	(13,646)	(12,755)
Repayment of real estate loans receivable	—	—	25,000
Change in restricted cash	133	2,125	8,986
Cash provided by (used in) investing activities	(11,327)	78,505	(39,077)
Cash flows from financing activities:
Financing costs	(1,228)	(1,818)	(2,366)
Proceeds from notes payable	47,710	24,033	57,092
Payments on notes payable	(12,987)	(80,831)	(7,965)
Purchase of interest rate derivatives	(133)	—	—
Issuance of common stock	—	6,142	23,354
Redemptions of common stock	(380)	(1,032)	(2,167)
Offering costs receivable from (payable to) related party	3,832	(567)	(2,156)
Distributions	—	(14,536)	(3,945)
Contributions from noncontrolling interest holders	4,655	1,597	5,688
Distributions to noncontrolling interest holders	(11,990)	(12,400)	(670)
Cash provided by (used in) financing activities	29,479	(79,412)	66,865
Effect of exchange rate changes on cash and cash equivalents	76	115	62
Net change in cash and cash equivalents	17,125	(2,378)	30,755
Cash and cash equivalents at beginning of year	77,752	80,130	49,375
Cash and cash equivalents at end of year	$94,877	$77,752	$80,130
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
We acquire and operate commercial real estate and real estate-related assets. In particular, we focus generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. In addition, our investment strategy also includes investments in real estate-related assets that present opportunities for current income. Such investments may also have capital gain characteristics, whether as a result of a discount purchase or related equity participations. We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties. These properties may be existing, income-producing properties, newly constructed properties, or properties under development or construction. They may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multi-tenant use. We may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. Further, we may originate or invest in collateralized mortgage-backed securities and mortgage, bridge or mezzanine loans, or in entities that make investments similar to the foregoing. We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. As of December 31, 2013, we had 13 real estate investments, 12 of which were consolidated (two of those being wholly owned and ten properties consolidated through investments in joint ventures).
Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware ("BH Opportunity OP II"). As of December 31, 2013, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, was the sole general partner of BH Opportunity OP II and owned a 0.1% partnership interest in BH Opportunity OP II. As of December 31, 2013, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of BH Opportunity OP II and owned the remaining 99.9% interest in BH Opportunity OP II.
We are externally managed and advised by Behringer Harvard Opportunity Advisors II, LLC (the "Advisor"). The Advisor is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.
Organization
We commenced an initial public offering of up to 125,000,000 shares of our common stock on January 21, 2008 (the "Initial Offering"), of which 25,000,000 shares were offered pursuant to our distribution reinvestment plan (the "DRP"). On July 3, 2011, the Initial Offering terminated in accordance with its terms. On July 5, 2011, we commenced a follow-on public offering of up to 75,000,000 shares of our common stock (the "Follow-On Offering" and, together with the Initial Offering, the "Offerings"), of which 25,000,000 shares were offered pursuant to the DRP. We terminated the primary component of the Follow-On Offering effective March 15, 2012 and the DRP component of the Follow-On Offering effective April 3, 2012. Through December 31, 2013, we raised gross offering proceeds of approximately $265.3 million from the sale of approximately 26.7 million shares under the Offerings, including shares sold under the DRP.
In connection with our initial capitalization, on January 19, 2007, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer Harvard Holdings, LLC ("BHH" or "Behringer Harvard Holdings"). BHH transferred its shares of convertible stock to one of it's affiliates on April 2, 2010.
As of December 31, 2013, we had issued 26.7 million shares of our common stock, including 22,471 shares owned by BHH and 2.2 million shares issued through the DRP. As of December 31, 2013, we had redeemed 0.7 million shares of our common stock and had 26 million shares of common stock outstanding. As of December 31, 2013, we had 1,000 shares of convertible stock held by an affiliate of BHH.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

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
Anticipated amortization expense associated with the acquired lease intangibles for each of the following five years ended December 31 is as follows:

Year	Lease / Other Intangibles
2014	$470
2015	126
2016	110
2017	59
2018	23

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

December 31, 2013	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost	$241,881	$66,828	$8,102	$(768)
Less: depreciation and amortization	(22,358)	(1,421)	(6,282)	444
Net	$219,523	$65,407	$1,820	$(324)

December 31, 2012	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost	$217,343	$75,873	$14,041	$(2,196)
Less: depreciation and amortization	(17,428)	(2,493)	(8,671)	1,292
Net	$199,915	$73,380	$5,370	$(904)

Real Estate Held for Sale
We classify properties as held for sale when certain criteria are met, in accordance with GAAP. At that time we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. We had no property classified as held for sale at December 31, 2013 and 2012.
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
Investment Impairment
For all of our real estate and real estate related investments, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  Examples of the types of events and circumstances that would cause management to assess our assets for potential impairment include, but are not limited to: a significant decrease in the market price of an asset; a significant adverse change in the manner in which the asset is being used; an accumulation of costs in excess of the acquisition basis plus construction of the property; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; and legitimate purchase offers and changes in the global and local markets or economic conditions.  Our assets may at times be concentrated in limited geographic locations and, to the extent that our portfolio is concentrated in limited geographic locations, downturns specifically related to such regions may result in tenants defaulting on their lease obligations at a portion of our properties within a short time period, which may result in asset impairments.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  These projected cash flows are prepared internally by the Advisor and reflect in place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Chief Financial Officer and Chief Accounting Officer review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions that are consistent with market data or with assumptions that would be used by a third-party market participant and assume the highest and best use of the investment. We consider trends, strategic decisions regarding future development plans, and other factors in

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

our assessment of whether impairment conditions exist. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value. While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.
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
We believe the carrying value of our operating real estate is currently recoverable. Accordingly, there were no impairment charges for the years ended December 31, 2013, 2012 and 2011. However, if market conditions worsen beyond our current expectations, or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments. Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.
Investment in Unconsolidated Joint Venture

We provide funding to third party developers for the acquisition, development and construction of real estate (“ADC Arrangement”).  Under the ADC Arrangement, we may participate in the residual profits of the project through the sale or refinancing of the property.  We evaluate this arrangement to determine if they have characteristics similar to a loan or if the characteristics are more similar to a joint venture or partnership such as participating in the risks and rewards of the project as an owner or an investment partner.  When we determine that the characteristics are more similar to a jointly-owned investment or partnership, we account for the arrangement as an investment in an unconsolidated joint venture under the equity method of accounting (Note 7) or a direct investment (consolidated basis of accounting) instead of applying loan accounting.  The ADC Arrangement is periodically reassessed to determine the applicable accounting treatment.
Revenue Recognition
We recognize rental income generated from long-term leases of real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. Straight-line rental revenue of $0.4 million, $0.3 million and $0.5 million was recognized in rental revenues for the years ended December 31, 2013, 2012 and 2011, respectively, and includes amounts recognized in discontinued operations. Leases associated with our multifamily and student housing assets are generally short-term in nature. Net above market lease amortization of less than $0.1 million was recognized in rental revenues for the year ended December 31, 2013. Net below market lease amortization of $0.2 million and $0.4 million was recognized in rental revenues for the years ended December 31, 2012 and 2011, respectively. These amounts include recognition of above and below market lease amortization in discontinued operations.
Hotel revenue is derived from the operations of the Courtyard Kauai at Coconut Beach Hotel and consists primarily of guest room, food and beverage, and other ancillary revenues such as long distance telephone service, laundry and parking. Hotel revenue is recognized as the services are rendered.
We recognized interest income from real estate loans receivable on an accrual basis over the life of the loan using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, were amortized over the life of the loan as an adjustment to interest income.
Accounts Receivable
Accounts receivable consist of receivables related to our consolidated properties of $3 million as of December 31, 2013 and 2012 and includes straight-line rental revenue receivables of $1 million and $1.2 million as of December 31, 2013 and 2012, respectively.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

Prepaid Expenses and Other Assets
Prepaid expenses and other assets of $1.2 million and $1.8 million as of December 31, 2013 and 2012, respectively, include prepaid directors' and officers' insurance, as well as prepaid insurance of our consolidated properties.
Furniture, Fixtures, and Equipment
Furniture, fixtures, and equipment are recorded at cost and are depreciated according to the Company’s capitalization policy which uses the straight-line method over their estimated useful lives of five to seven years. Maintenance and repairs are charged to operations as incurred. Accumulated depreciation associated with our furniture, fixtures, and equipment was $4.2 million and $2.3 million as of December 31, 2013 and 2012, respectively.
Deferred Financing Fees
Deferred financing fees are recorded at cost and are amortized to interest expense of our notes payable using a straight-line method that approximates the effective interest method over the life of the related debt. Accumulated amortization of deferred financing fees was $1.8 million and $1.4 million as of December 31, 2013 and 2012, respectively.
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
We measure our derivative instruments and hedging activities at fair value and record them as an asset or liability, depending on our rights or obligations under the applicable derivative contract. Changes in fair value of derivative instruments not designated as hedges are recognized in earnings in the affected period.
As of December 31, 2013, we do not have any derivatives designated as net investment hedges, fair value hedges or cash flow hedges. No derivatives were being used for trading or speculative purposes. See Notes 4 and 11 for further information regarding our derivative financial instruments.
Organization and Offering Expenses
We reimbursed the Advisor and its affiliates for organization and offering expenses (other than selling commissions and the dealer manager fee) incurred on our behalf in connection with the primary offering component of the Offerings. The total we were required to remit to the Advisor for organization and offering expenses (other than selling commissions and the dealer manager fee) was limited to 1.5% of the gross proceeds raised in the completed primary offering components of the Offerings as determined upon completion of the Offerings. The Advisor or its affiliates determined the amount of organization and offering expenses owed based on specific invoice identification, as well as an allocation of costs to us and other Behringer programs, based on respective equity offering results of those entities in offering.
The Advisor was required to reimburse us to the extent that the total amount spent on organization and offering expenses (other than selling commissions and the dealer manager fee) in the Offerings exceeded 1.5% of the gross proceeds raised in the primary component of the Offerings. Based on the gross proceeds from our Offerings, we recorded a receivable from the Advisor for approximately $3.8 million of organization and offering expenses that were previously reimbursed to the Advisor. The receivable of $3.8 million was presented net of other payables of $0.5 million to the Advisor on our consolidated balance sheet as of December 31, 2012. We received payment of $3.8 million from the Advisor for this receivable in March 2013.
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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

All offering costs were recorded as an offset to additional paid-in capital, and all organization costs were recorded as an expense at the time we became liable for the payment of these amounts.
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
Foreign Currency Translation
For our international investments where the functional currency is other than the U.S. dollar, assets and liabilities are translated using period-end exchange rates, while the statement of operations amounts are translated using the average exchange rates for the respective period. Gains and losses resulting from the change in exchange rates from period to period are reported separately as a component of other comprehensive income (loss) ("OCI"). Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations and comprehensive income (loss).
The Euro is the functional currency for the operations of Holstenplatz and Alte Jakobstraße. We also maintain a Euro-denominated bank account that is translated into U.S. dollars at the current exchange rate at each reporting period. As of December 31, 2013, 2012 and 2011, the foreign currency translation adjustment was a gain of $0.3 million, a gain of less than $0.1 million and a loss of less than $0.1 million, respectively.
Other Comprehensive Income (Loss)
Items of Other Comprehensive Income (Loss) consist of gains and losses affecting equity that are excluded from net income (loss) under GAAP. The components of OCI consist of cumulative foreign currency translation gains and losses and the unrealized gain on derivative instruments.
Stock-Based Compensation
We have adopted a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates. We have not issued any stock-based awards under the plan as of December 31, 2013.
Concentration of Credit Risk
At December 31, 2013 and 2012, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.
Geographic Concentration
At any one time, a significant portion of our investments could be in one property class or concentrated in one or several geographic regions that are subject to higher risk of foreclosure. To the extent that our portfolio is concentrated in limited geographic regions, types of assets, industries or business sectors, downturns relating generally to such region, type of asset, industry or business sector may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to fund our operations.
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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

Earnings per Share
Net income (loss) per share is calculated based on the weighted average number of common shares outstanding during each period. The weighted average shares outstanding used to calculate both basic and diluted income (loss) per share were the same for each of the years ended December 31, 2013, 2012 and 2011, as there were no potentially dilutive securities outstanding.
Reclassification
 To conform to the current year presentation, which presents hotel operating expense as a separate component of property operating expense on our consolidated statements of operations and comprehensive income, we reclassified $10 million and $7.7 million from property operating expense to hotel operating expense for the years ended December 31, 2012 and 2011, respectively.
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
 Subsequent Events
We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements and noted no subsequent events that would require adjustment to the consolidated financial statements or additional disclosure in the notes to the consolidated financial statements.
3. New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The update clarifies how to report the effect of significant reclassifications out of other comprehensive income.  ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 and is to be applied prospectively.  Our adoption of this ASU did not materially change the presentation of our consolidated financial statements.
In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in the update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance is effective for the first interim or annual period beginning on or after December 15, 2013. The adoption of this guidance is not expected to have a material impact on our financial statements or disclosures.
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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of December 31, 2013 and 2012:

December 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$174	$—	$174

December 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$13	$—	$13
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
As of December 31, 2013 and 2012, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities. The notes payable of $212 million and $183.3 million as of December 31, 2013 and 2012, respectively, have a fair value of approximately $207.8 million and $179.4 million as of December 31, 2013 and 2012, respectively, based upon interest rates for debt with similar terms and remaining maturities that management believes we could obtain. The fair value of the notes payable is categorized as a Level 2 basis. The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2013 and 2012.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

6. Real Estate and Real Estate-Related Investments
As of December 31, 2013, we consolidated 12 real estate assets. The following table presents certain information about our consolidated investments as of December 31, 2013:

Property Name	Location	Date Acquired	Ownership Interest
1875 Lawrence	Denver, CO	October 28, 2008	100%
Holstenplatz	Hamburg, Germany	June 30, 2010	100%
Gardens Medical Pavilion(1)	Palm Beach Gardens, Florida	October 20, 2010(1)	79.8%	(1)
Courtyard Kauai Coconut Beach Hotel	Kauai, Hawaii	October 20, 2010	80%
River Club and the Townhomes at River Club	Athens, Georgia	April 25, 2011	85%
Babcock Self Storage	San Antonio, Texas	August 30, 2011	85%
Lakes of Margate	Margate, Florida	October 19, 2011	92.5%
Arbors Harbor Town	Memphis, Tennessee	December 20, 2011	94%
Alte Jakobstraße	Berlin, Germany	April 5, 2012	99.7%
Wimberly at Deerwood ("Wimberly")	Jacksonville, Florida	February 19, 2013	95%
22 Exchange	Akron, Ohio	April 16, 2013	90%
Parkside Apartments ("Parkside")	Sugarland, Texas	August 8, 2013	90%
____________________________

(1)
We acquired a portfolio of eight medical office buildings, known as the Original Florida MOB Portfolio, on October 8, 2010.  We acquired a medical office building known as Gardens Medical Pavilion on October 20, 2010.  Collectively, the Original Florida MOB Portfolio and Gardens Medical Pavilion were referred to as the Florida MOB Portfolio.  The Florida MOB Portfolio consisted of nine medical office buildings.  On September 20, 2013, we sold the Original Florida MOB Portfolio (see Real Estate Asset Dispositions for more details). As of December 31, 2013, we own approximately 79.8% of the ninth building, Gardens Medical Pavilion.

Real Estate Asset Acquisitions
During the year ended December 31, 2013, we made three separate real estate acquisitions: a 95% interest in Wimberly, a 90% interest in 22 Exchange and a 90% interest in Parkside for an aggregate contract purchase price, excluding closing costs, of approximately $85.2 million.  The purchases were partially funded with proceeds of new financings of approximately $46.2 million and an assumed loan of approximately $10.5 million, excluding a premium of $0.8 million related to the loan.

The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition dates:

Total Acquisitions
Buildings	$71,023
Land	9,182
Land improvements	1,166
Lease intangibles, net	1,770
Furniture, fixtures and equipment	2,168
Signage, landscaping and misc. site improvements	648
Acquired below-market leases, net	(121)
Total identifiable net assets	$85,836

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the amounts recognized for revenues, acquisition expenses and net loss from the acquisition dates to December 31, 2013 (in millions):

	Wimberly	22 Exchange	Parkside
Revenue	$3.2	$2.4	$1.2
Acquisition expenses with unaffiliated third party	1.1	0.6	0.6
Net loss	(1.7)	(1.4)	(0.8)

The following unaudited pro forma summary presents our consolidated information for the three acquisitions as if the business combinations had occurred on January 1, 2012 (in thousands, except per share):

	Pro Forma for the Twelve Months Ended December 31, (Unaudited)
	2013	2012
Revenue	$46,614	$42,828
Depreciation and amortization	(17,373)	(15,267)
Net income	17,386	2,786
Net income per share	$0.67	$0.11

These unaudited pro forma amounts have been calculated after applying our accounting policies and adjusting the results to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to the tangible and intangible assets had been applied from January 1, 2012.
Wimberly at Deerwood
 On February 19, 2013, we acquired a 95% interest in Wimberly, a 322-unit multifamily community in Jacksonville, Florida, from an unaffiliated third party.  The purchase price for the property, excluding closing costs, was approximately $35.6 million.  In connection with the purchase, we entered into a loan for approximately $26.7 million with an unaffiliated third party.  The loan bears interest at a variable annual rate of approximately 2.28% plus 30-day LIBOR and requires interest-only payments for the first 24 months.  The loan may not be prepaid in whole or in part during the first year.  After the first year, the loan may be prepaid in whole (but not in part) with payment of prepayment fees.  The loan must be repaid in its entirety by March 2023.
22 Exchange
 On April 16, 2013, we acquired a 90% interest in 22 Exchange, a student housing complex in Akron, Ohio, from an unaffiliated third party.  The contract purchase price for the property, excluding closing costs, was approximately $28.1 million.  In connection with the purchase, we entered into a loan for approximately $19.5 million with an unaffiliated third party.  The loan bears interest at a fixed rate of 3.93% and requires interest-only payments for the first 36 months.  The loan must be repaid in its entirety by May 2023.
Parkside Apartments
On August 8, 2013, we acquired a 90% interest in Parkside, a 240-unit multifamily community in Sugarland, Texas, from an unaffiliated third party. The contract purchase price for the property, excluding closing costs, was $21.5 million. In connection with the purchase, we assumed a loan of approximately $10.5 million, excluding a premium of $0.8 million related to the loan. The loan bears interest at a fixed rate of 5% and requires interest and principal payments. After May 2014, the loan may be prepaid in whole (but not in part) with payment of prepayment fees. The loan must be repaid in its entirety by June 2018 and includes a five-year extension option.
We are in the process of finalizing our acquisition allocations for 22 Exchange and Parkside Apartments, which are subject to change until the information is finalized, which will be no later than twelve months from the acquisition date.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

Real Estate Asset Dispositions
Interchange Business Center
 On October 18, 2012, we sold one of the four industrial buildings at Interchange Business Center for a contract sales price of approximately $7.5 million, excluding transaction costs.  On April 12, 2013, we sold the remaining three buildings for a contract sales price of approximately $40.4 million, excluding transaction costs. We recorded a gain on sale of real estate property of $14.5 million and loss on early extinguishment of debt of $0.3 million, which is reflected in discontinued operations for the year ended December 31, 2013.  A portion of the proceeds from the sale of the asset were used to fully satisfy the existing indebtedness of approximately $11.3 million associated with the buildings.

Original Florida MOB Portfolio
We owned a 90% interest in BH-AW Florida MOB Venture, LLC (the “Florida MOB Joint Venture”). The remaining 10% interest in the Florida MOB Joint Venture was owned by AW SFMOB Investor, LLC (“AW Investor”) and AW SFMOB Managing Member, LLC (“AW Managing Member” and collectively with AW Investor, “AW”). Florida MOB Joint Venture indirectly owned ground leasehold interests in the Original Florida MOB Portfolio.
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
7. Investment in Unconsolidated Joint Venture
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
As of December 31, 2013, the outstanding principal balance under our mezzanine loan was $13.7 million.  In connection with this investment, we capitalized acquisition-related costs and fees totaling $0.4 million.  Interest capitalized for the year ended December 31, 2013 was $0.3 million.  For the year ended December 31, 2013, we recorded no equity in earnings (losses) related to our investment in Prospect Park.
The following table sets forth our ownership interest in Prospect Park:

Property Name	Ownership Interest at December 31, 2013	Carrying Amount at December 31, 2013(1)
Prospect Park	N/A	$11,985
______________________________
(1)  During the year ended December 31, 2013, we received distributions (return of capital) of approximately $2.4 million and capitalized $0.8 million of acquisition expense and interest.  Approximately $2 million of the $2.4 million of distributions was an interest reserve funded at closing (classified as restricted cash on the consolidated balance sheet). The balance of the interest reserve was $1.2 million at December 31, 2013.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

8. Real Estate Loan Receivable
PAL Loan
On August 14, 2009, we entered into a loan agreement with an unaffiliated third party borrower to provide up to $25 million of second lien financing for the privatization of, and improvements to, approximately 3,200 hotel lodging units on ten U.S. Army installations. On August 15, 2011, the debtor associated with the PAL Loan exercised its option to prepay the entire balance of the loan. We had no investments in real estate loans receivable as of December 31, 2013 and 2012.
During the year ended December 31, 2011, we earned $2.9 million in interest income from the PAL Loan.
9. Notes Payable
The following table sets forth information on our notes payable as of December 31, 2013 and 2012:

Description	2013	2012	Interest Rate		Maturity Date
1875 Lawrence	$15,621	$15,500	30-day LIBOR + 5.35%	(1)(2)	1/1/2016
Interchange Business Center(4)	—	9,882	30-day LIBOR + 5%	(1)(3)	12/1/2013
Holstenplatz	10,581	10,375	3.887%		4/30/2015
Courtyard Kauai at Coconut Beach Hotel	38,000	38,000	30-day LIBOR + .95%	(1)	11/9/2015
Florida MOB Portfolio—Palmetto Building(5)	—	6,077	4.55%		1/1/2016
Florida MOB Portfolio—Victor Farris Building(5)	—	12,249	4.55%		1/1/2016
Florida MOB Portfolio—Gardens Medical Pavilion	14,040	14,385	4.9%		1/1/2018
River Club and the Townhomes at River Club	25,010	25,200	5.26%		5/1/2018
Babcock Self Storage	2,182	2,225	5.80%		8/30/2018
Lakes of Margate	14,966	15,182	5.49% and 5.92%		1/1/2020
Arbors Harbor Town	26,000	26,000	3.985%		1/1/2019
Alte Jakobstraße	8,275	8,233	2.3%		12/30/2015
Wimberly	26,685	—	30-day LIBOR + 2.28%	(1)	3/1/2023
22 Exchange	19,500	—	3.93%		5/5/2023
Parkside(6)	11,177	—	5%		6/1/2018
	$212,037	$183,308
_____________________________
(1) 30-day LIBOR was 0.17% at December 31, 2013.
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
(6) Includes approximately $0.7 million of unamortized premium related to debt we assumed at acquisition.
At December 31, 2013, our notes payable balance was $212 million and consisted of the notes payable related to our consolidated properties. We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the Courtyard Kauai at Coconut Beach Hotel, Wimberly, 22 Exchange and Parkside notes payable.  For the year ended December 31, 2013, in

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

connection with the acquisition of Wimberly, 22 Exchange and Parkside, we entered into loans with unaffiliated third parties for approximately $26.7 million, $19.5 million and $10.5 million (assumed loan), respectively.  See Note 6 for terms of notes payable related to the acquisitions.
On April 12, 2013, we sold the remaining three industrial buildings at Interchange Business Center to an unaffiliated third party and used a portion of the proceeds from the sale to pay off in full the existing indebtedness of $11.3 million.  On September 20, 2013, we sold the Original Florida MOB Portfolio, which was paid in cash and through the assumption by the buyer of approximately $18 million of existing indebtedness. See Note 16, Discontinued Operations, for further details.  Interest capitalized for the years ended December 31, 2013, 2012 and 2011 was $0.3 million, $0.1 million and $0.1 million, respectively.
We are subject to customary affirmative, negative, and financial covenants and representations, warranties and borrowing conditions, all as set forth in our loan agreements, including, among other things, maintaining minimum debt service coverage ratios, loan to value ratios and liquidity. As of December 31, 2013, we believe we were in compliance with the covenants under our loan agreements.
The following table summarizes our contractual obligations for principal payments as of December 31, 2013:

Year	Amount Due
2014	$2,086
2015	58,442
2016	18,117
2017	2,723
2018	49,402
Thereafter	80,525
Total contractual obligations for principal payments	$211,295
Unamortized premium	742
Total notes payable	$212,037
10. Leasing Activity
Future minimum base rental payments of our office properties due to us under non-cancelable leases in effect as of December 31, 2013 for our consolidated properties are as follows:

2014	$5,582
2015	4,347
2016	3,672
2017	2,293
2018	1,621
Thereafter	3,093
Total	$20,608
The schedule above does not include rental payments due to us from our multifamily, hotel, student housing and self-storage properties, as leases associated with these properties typically are for periods of one year or less.
11. Derivative Instruments and Hedging Activities
We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations. The hedging strategy of entering into interest rate caps and swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows. As of December 31, 2013, none of our derivative instruments were designated as hedging instruments.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

In October 2010, we entered into an interest rate cap agreement related to the debt on the Courtyard Kauai Coconut Beach Hotel. In December 2012 and February 2013, we entered into new interest rate cap agreements related to the debt on 1875 Lawrence and Wimberly at Deerwood, respectively.
Derivative instruments classified as assets were reported at their combined fair values of $0.2 million and less than $0.1 million in prepaid expenses and other assets at December 31, 2013 and 2012, respectively. During the years ended December 31, 2013 and 2012, we recorded a reclassification of unrealized loss to interest expense of less than $0.1 million and unrealized gain of less than $0.1 million to other comprehensive income (loss) (“OCI”) in our statement of equity to adjust the carrying amount of the interest rate caps at December 31, 2013 and 2012, respectively. The reclassification out of OCI for the year ended December 31, 2013 was due to all derivatives being designated as non-hedging instruments as of January 1, 2013 compared to being designated as hedging instruments as of December 31, 2012.
The following table summarizes the notional values of our derivative financial instruments. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate, or market risks:

Type / Description	Notional Value	Interest Rate / Strike Rate	Index	Maturity
(not designated as hedging instruments)
Interest rate cap - Courtyard Kauai Coconut Beach Hotel	$38,000	6.00%	30-day LIBOR	October 15, 2014
Interest rate cap - 1875 Lawrence	20,100	2.75%	30-day LIBOR	January 1, 2016
Interest rate cap - Wimberly	26,685	4.56%	30-day LIBOR	March 1, 2018

The tables below present the fair value of our derivative financial instruments, as well as their classification on the consolidated balance sheets as of December 31, 2013 and 2012, respectively:

	Balance Sheet	Asset Derivatives
Derivatives designated as hedging instruments:	Location	2013	2012
Interest rate derivative contracts	Prepaid expenses and other assets	$—	$13

	Balance Sheet	Asset Derivatives
Derivatives not designated as hedging instruments:	Location	2013	2012

Interest rate derivative contracts	Prepaid expenses and other assets	$174	$—

The table below presents the effect of our derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2013 and 2012:

Derivatives in Cash Flow Hedging Relationships
Amount of Loss Reclassified from OCI into Income (Effective Portion)
Year Ended December 31, 2012
$(27)

Derivatives Not Designated as Hedging Instruments
Amount of Gain or (Loss)(1)
Year Ended December 31, 2013
$(94)
  _______________________________
(1) Amounts included in interest expense.  For the year ended December 31, 2013, reclassification out of OCI for $94 thousand was due to all derivatives being designated as non-hedging instruments as of January 1, 2013 compared to being designated as hedging instruments as of December 31, 2012.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

12. Commitments and Contingencies
Income Taxes
We have maintained and intend to maintain our election as a REIT under the Code. In order for us to continue to qualify as a REIT we must meet a number of organizational and operational requirements, including a requirement to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. As a REIT, we generally will not be subject to federal income tax on our taxable income at the corporate level to the extent such income is distributed to our shareholders annually. Any current year taxable income generated by the Company may be offset by carrying forward unused prior year net operating losses ("NOLs"). If our taxable income after application of NOL carryforwards exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at regular corporate rates, including any applicable alternative minimum tax ("AMT"). In addition, we may not be able to requalify as a REIT for the four subsequent taxable years. Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to applicable federal, state, and local income and margin taxes. Our operating partnerships are flow-through entities and are not subject to federal income taxes at the entity level.
Historically, we have not generated taxable income nor incurred income taxes. However, for the year ended December 31, 2013 we had federal taxable income of $9.2 million primarily as a result of the disposal of certain assets (see Note 6 Real Estate and Real Estate-Related Investments regarding disposals). The Company has elected to utilize previous NOL carryforwards of $9.2 million to offset such taxable income. After utilization of these NOLs the Company had remaining federal NOL carryovers of $5.2 million at December 31, 2013. The Company has continued to establish a valuation allowance against its deferred tax assets as the utilization of any deferred tax asset is not at a level of more likely than not that they will be realized prior to their expiration. We have accrued current tax expense for federal purposes of $0.2 million associated with estimated federal AMT related to the gains recognized on the sale of our investments during the year.
We have taxable REIT subsidiaries which are subject to federal and state income taxes. At December 31, 2013, our taxable REIT subsidiaries had NOL carryforwards of approximately $4.4 million which expire in years 2030 to 2033. Because NOL’s are subject to certain change of ownership, continuity of business, and separate return year limitations, and because it is unlikely the available NOL’s will be utilized or because we consider any amounts possibly utilized to be immaterial, no benefits related to these NOL’s have been recognized in our consolidated financial statements. We have no significant temporary differences or tax credits associated with our taxable REIT subsidiaries.
Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of depreciation, rental revenue, compensation expense, impairment losses and gain from sales of property. As a result of these differences, the book value of our fixed assets exceeds the tax basis by $2.4 million at December 31, 2013.
We and our subsidiaries’ income tax returns are subject to examination by federal, state and local tax jurisdictions for years 2010 through 2012. If a return filed was examined and a substantial error was discovered, the Internal Revenue Service has the right to add additional years to their audit, but will not go back more than six years. Net income tax loss carry forwards and other tax attributes generated in years prior to 2010 are also subject to challenge in any examination of those tax years. The Company and its subsidiaries are not under any notice of audit from any taxing authority at year end 2013. We have reviewed our tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We believe it is more likely than not that the tax positions taken relative to our status as a REIT will be sustained in any tax examination.
Operating Leases
Our operating leases consisted of ground leases on each of the original eight buildings acquired in connection with the purchase of the Original Florida MOB Portfolio. Each ground lease was for a term of 50 years, with a 25-year extension option. The annual payment for each ground lease increased by 10% every five years. On September 20, 2013, we sold the Original Florida MOB Portfolio. As of December 31, 2013, we do not have operating leases. For the years ended December 31, 2013, 2012 and 2011, we incurred $0.2 million, $0.3 million and $0.3 million, respectively, in lease expense related to our ground leases which is included in the results of discontinued operations.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

13. Stockholders' Equity
Capitalization
As of December 31, 2013, our authorized capital was 350,000,000 shares of common stock, 50,000,000 shares of preferred stock and 1,000 shares of convertible stock. All shares of such stock have a par value of $.0001 per share.
As of December 31, 2013, we had issued 26.7 million shares of our common stock, including 22,471 shares owned by the Advisor and 2.2 million shares issued through the DRP. As of December 31, 2013, we had redeemed 0.7 million shares of our common stock and had 26 million shares of common stock outstanding. As of December 31, 2013, we had 1,000 shares of convertible stock held by an affiliate of BHH.
The shares of convertible stock will be converted into shares of common stock automatically if (1) we have made total distributions on then outstanding shares of our common stock equal to the issue price of those shares plus a 10% cumulative, non-compounded, annual return on the issue price ohose outstanding shares, or (2) we list our common stock for trading on a national securities exchange if the sum of the prior distributions on then outstanding shares of the common stock plus the aggregate market value of the common stock (based on the 30-day average closing price) meets the same 10% performance threshold. In general, the convertible stock will convert into shares of common stock with a value equal to the lesser of (A) 20% of the excess of our enterprise value plus the aggregate value of distributions paid to date on then outstanding shares of our common stock over the aggregate issue price of those outstanding shares plus a 10% cumulative, non-compounded, annual return on the issue price of those outstanding shares, or (B) 15% of the excess of our enterprise value plus the aggregate value of distributions paid to date on then outstanding shares of the common stock over the aggregate issue price of those outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares. At the date of issuance of the shares of convertible stock, management determined the fair value under GAAP was less than the nominal value paid for the shares; therefore, the difference is not material.
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
On August 7, 2013, in accordance with the terms of the share redemption program, the per share redemption price for redemptions automatically adjusted as a result of the initial determination by our board of directors of the estimated per share value of $10.09. Beginning August 7, 2013, the per share redemption price for Exceptional Redemptions will equal the lesser of 90% of (a) $10.09 and (b) the average price per share that investor paid for all of his shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) less the Special Distributions (as defined in the share redemption program). Exceptional Redemptions made on or after August 7, 2013 will be made pursuant to the immediately preceding pricing description.
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
On March 20, 2012, our board of directors declared a special distribution of $0.50 per share of common stock payable to our stockholders of record as of April 3, 2012 and determined to cease regular, monthly distributions. The special distribution was paid on May 10, 2012.
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
We did not pay any distributions to stockholders during the year ended December 31, 2013. Total distributions paid to stockholders during the year ended December 31, 2012 were $17.3 million consisting of the special cash distribution of $13 million and regular distributions of $4.3 million, including DRP of $2.8 million. Of the total distributions paid to stockholders in 2012, 75% were funded with proceeds from asset sales and 25% from cash on hand, components of which include borrowings and which may represent a return of capital. Previous regular cash distributions were funded from proceeds from our public offerings of shares of our common stock, borrowings and cash flow from operations. Future distributions, if any, declared and paid may exceed cash flow from operating activities until such time as we invest in additional real estate or real estate-related assets at favorable yields and our investments reach stabilization.
Distributions declared per share assume the share was outstanding each day during the period. Beginning June 2009 through March 2012, the declared daily regular distribution rate was $0.0013699 per share of common stock, which was equivalent to an annualized distribution rate of 5.0% assuming the share was purchased for $10.00.
14. Related Party Transactions
The Advisor and certain of its affiliates receive fees and compensation in connection with the acquisition, management, and sale of our assets.
Pursuant to a Dealer Manager Agreement, we engaged Behringer Securities LP ("Behringer Securities"), a subsidiary of Behringer, to act as our dealer manager in connection with our Offerings. Behringer Securities received commissions of up to 7% of gross primary offering proceeds. Behringer Securities reallowed 100% of selling commissions earned to participating broker-dealers. In addition, we paid Behringer Securities a dealer manager fee of up to 2.5% of gross offering proceeds. Pursuant to separately negotiated agreements, Behringer Securities reallowed a portion of its dealer manager fee in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in our Offerings; provided, however, that Behringer Securities reallowed, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts and no more than 0.5% of gross offering proceeds for out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties. Further, in special cases pursuant to separately negotiated agreements and subject to applicable limitations imposed by the Financial Industry Regulatory Authority, Behringer Securities used a portion of its dealer manager fee to reimburse certain broker-dealers participating in our Offerings for technology costs and expenses associated with our Offerings and costs and expenses associated with the facilitation of the marketing and ownership of our shares by such broker-dealers' customers. No

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

selling commissions, dealer manager fees or organization and offering expenses were paid for sales under the DRP. We terminated the primary portion of the Follow-On Offering effective March 15, 2012 and the DRP portion of the Follow-On Offering effective April 3, 2012. For the year ended December 31, 2012, Behringer Securities earned selling commissions and dealer manager fees of $0.4 million and $0.2 million, respectively, which were recorded as a reduction to additional paid-in capital. For the year ended December 31, 2011, Behringer Securities earned selling commissions and dealer manager fees of $1.6 million and $0.6 million, respectively, which were recorded as a reduction to additional paid-in-capital.
We reimbursed the Advisor and its affiliates for organization and offering expenses (other than selling commissions and the dealer manager fee) incurred on our behalf in connection with the primary offering component of the Offerings. The total we were required to remit to the Advisor for organization and offering expenses (other than selling commissions and the dealer manager fee) was limited to 1.5% of the gross proceeds raised in the completed primary offering components of the Offerings as determined upon completion of the Offerings. The Advisor or its affiliates determined the amount of organization and offering expenses owed based on specific invoice identification, as well as an allocation of costs to us and other Behringer programs, based on respective equity offering results of those entities in offering.
The Advisor was required to reimburse us to the extent that the total amount spent on organization and offering expenses (other than selling commissions and the dealer manager fee) in the Offerings exceeded 1.5% of the gross proceeds raised in the primary component of the Offerings. Based on the gross proceeds from our Offerings, we recorded a receivable from the Advisor for approximately $3.8 million of organization and offering expenses that were previously reimbursed to the Advisor. The receivable of $3.8 million was presented net of other payables of $0.5 million to the Advisor on our consolidated balance sheet as of December 31, 2012. We received payment of $3.8 million from the Advisor for this receivable in March 2013.
The Advisor or its affiliates will also receive acquisition and advisory fees of 2.5% of the amount paid and/or in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets. The Advisor and its affiliates will also receive acquisition and advisory fees of 2.5% of the funds advanced in respect of a loan investment. We incurred acquisition and advisory fees payable to the Advisor of $2.3 million, $0.5 million and $2.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The Advisor or its affiliates also receive an acquisition expense reimbursement in the amount of 0.25% of (i) the funds paid for purchasing an asset, including any debt attributable to the asset, (ii) the funds budgeted for development, construction, or improvement in the case of assets that we acquire and intend to develop, construct, or improve and (iii) the funds advanced in respect of a loan investment. In addition, to the extent the Advisor or its affiliates directly provide services formerly provided or usually provided by third parties, including, without limitation, accounting services related to the preparation of audits required by the Securities Exchange Commission, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a completed investment, the direct employee costs and burden to the Advisor of providing these services will be acquisition expenses for which we will reimburse the Advisor. We also pay third parties, or reimburse the Advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder's fees, title insurance, premium expenses, and other closing costs. In addition, acquisition expenses for which we will reimburse the Advisor, include any payments made to (i) a prospective seller of an asset, (ii) an agent of a prospective seller of an asset, or (iii) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset. Except as described above with respect to services customarily or previously provided by third parties, the Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent that they are dedicated to making investments for us, such as wages and benefits of the investment personnel. The Advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the Advisor or its affiliates incur that are due to third parties or related to the additional services provided by the Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. For the years ended December 31, 2013, 2012 and 2011, we incurred acquisition expense reimbursements of $0.2 million, less than $0.1 million, and $0.2 million, respectively.
We pay the Advisor or its affiliates a debt financing fee of 1% of the amount available under any loan or line of credit made available to us. It is anticipated that the Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. We incurred debt financing fees of $0.5 million, $0.3 million, and $0.6 million, for the years ended December 31, 2013, 2012 and 2011, respectively.
We pay the Advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

majority of our independent directors determines that such development fee is fair and reasonable to us. We incurred no such fees for the years ended December 31, 2013, 2012 or 2011.
We will pay the Advisor or its affiliates a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We incurred construction management fees of $0.1 million for the year ended December 31, 2013. We incurred no construction management fees for the years ended December 31, 2012 and 2011.
We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity II Management Services, LLC ("BHO II Management"), or its affiliates, fees for the management, leasing, and construction supervision of our properties. Property management fees are 4.5% of the gross revenues of the properties managed by BHO II Management or its affiliates plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property. In the event that we contract directly with a third-party property manager in respect of a property, BHO II Management or its affiliates receives an oversight fee equal to 0.5% of the gross revenues of the property managed. In no event will BHO II Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property. In the event we own a property through a joint venture that does not pay BHO II Management directly for its services, we will pay BHO II Management a management fee or oversight fee, as applicable, based only on our economic interest in the property. We incurred and expensed property management fees or oversight fees to BHO II Management of approximately $0.9 million, $1.2 million, and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.
We pay the Advisor or its affiliates a monthly asset management fee of one-twelfth of 1.0% of the sum of the higher of the cost or value of each asset. For the years ended December 31, 2013, 2012 and 2011, we expensed $3.4 million, $3 million, and $2.9 million, respectively, of asset management fees. Amounts include asset management fees which were classified to discontinued operations and our disposed properties.
We reimburse the Advisor or its affiliates for all expenses paid or incurred by the Advisor in connection with the services provided to us, subject to the limitation that we will not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period. Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the years ended December 31, 2013, 2012 and 2011, we incurred and expensed such costs for administrative services totaling $1.8 million, $1.6 million, and $1.1 million, respectively.We are dependent on the Advisor and BHO II Management for certain services that are essential to us, including asset acquisition and disposition decisions, property management and leasing services, and other general administrative responsibilities. In the event that these companies were unable to provide us with their respective services, we would be required to obtain such services from other sources.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

15. Supplemental Cash Flow Information
Supplemental cash flow information is summarized below:

	Twelve Months ended December 31,
	2013	2012	2011
Interest paid, net of amounts capitalized	$7,765	$13,049	$9,175
Non-cash investing activities and financing activities:
Capital expenditures for real estate in accounts payable	20	17	2,083
Capital expenditures for real estate in accrued liabilities	539	864	124
Receivable from sale of property in unconsolidated joint venture	—	—	109
Offering costs receivable from related parties	—	—	3,841
Assumed debt on acquisition of real estate investment	11,306	—	15,401
Assumed debt on disposition of real estate investment	17,983	—	—
Common stock issued in distribution reinvestment plan	—	2,790	7,948
Accrued distributions to noncontrolling interest	20	—	—
Accrued dividends payable	—	—	1,069
16. Discontinued Operations and Real Estate Held for Sale
During 2011, we sold one property. In 2012, we sold two investments and one of the four industrial buildings at Interchange Business Center. During 2013, we sold two properties, including the three remaining industrial buildings at Interchange Business Center. The following table summarizes these dispositions:

Property Name	Date of Disposition	Contract Sales Price
Archibald Business Center	December 22, 2011	$15,000
Palms of Monterrey	January 5, 2012	39,300
Parrot’s Landing	October 31, 2012	56,300
Interchange Business Center(1)	October 18, 2012	7,500
Interchange Business Center(1)	April 12, 2013	40,400
Original Florida MOB Portfolio(2)	September 20, 2013	63,000
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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the income from discontinued operations for the years ended December 31, 2013, 2012 and 2011:

	Years ended December 31,
	2013	2012	2011
Rental revenue	$8,637	$17,655	$23,783
Expenses
Property operating expenses	4,141	7,716	9,174
Interest expense	983	6,824	5,570
Real estate taxes	597	2,216	3,080
Property management fees	401	727	850
Asset management fees	50	185	208
Depreciation and amortization	2,603	5,442	8,803
Total expenses	8,775	23,110	27,685

Interest income, net	4	15	9
Loss on early extinguishment of debt(1)	(265)	(1,906)	(1,005)
Gain on sale of real estate property	31,558	29,358	5,674
Income from discontinued operations	$31,159	$22,012	$776
______________________________________

(1)
Loss on early extinguishment of debt for the years ended December 31, 2013, 2012 and 2011 were approximately $0.3 million, $1.9 million and $1 million, respectively, and were comprised of the write-off of deferred financing fees of $0.1 million, $1 million and $0.3 million and early termination fees of $0.2 million, $0.9 million and $0.7 million, respectively.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

17. Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2013 and 2012 ($ in thousands, except per share amounts):

	2013 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$9,469	$10,493	$11,596	$11,831
Loss from continuing operations	$(4,404)	$(4,719)	$(4,602)	$(3,828)
Income (loss) from discontinued operations, including gains on dispositions	(110)	14,292	16,952	25
Add: Net (income)/loss attributable to the noncontrolling interest	182	(3,559)	(1,510)	10
Net income (loss) attributable to common shareholders	$(4,332)	$6,014	$10,840	$(3,793)
Basic and diluted weighted average shares outstanding	26,054	26,039	26,032	26,017
Basic and diluted income (loss) per share	$(0.17)	$0.23	$0.42	$(0.14)

	2012 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$7,689	$7,901	$8,611	$8,517
Loss from continuing operations	$(3,279)	$(3,925)	$(2,528)	$(3,053)
Income (loss) from discontinued operations, including gains on dispositions	7,401	(821)	(865)	16,297
Add: Net (income)/loss attributable to the noncontrolling interest	(429)	386	292	(7,811)
Net income (loss) attributable to common shareholders	$3,693	$(4,360)	$(3,101)	$5,433
Basic and diluted weighted average shares outstanding	25,728	26,089	26,069	26,062
Basic and diluted income (loss) per share	$0.14	$(0.17)	$(0.12)	$0.21
Sales of operating properties have been reclassified and reported in discontinued operations for all periods presented.

*****

Behringer Harvard Opportunity REIT II, Inc.
Valuation and Qualifying Accounts and Reserves
Schedule II
December 31, 2013, 2012 and 2011
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
As of December 31, 2013
Allowance for doubtful accounts	$44	$313	$—	$311	$46
As of December 31, 2012
Allowance for doubtful accounts	29	391	—	376	44
As of December 31, 2011
Allowance for doubtful accounts	22	7	—	—	29

Behringer Harvard Opportunity REIT II, Inc.
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2013
(in thousands)

			Initial cost
Property Name	Location	Encumbrances	Land and improvements		Building and improvements		Cost capitalized subsequent to acquisition	Gross amount carried at close of period	Accumulated depreciation		Year of construction	Date acquired	Depreciable life
1875 Lawrence	Denver, Colorado	$15,621	$9,000		$26,102		$4,794	$39,896	$6,346		1982	10/28/2008	(1)
Holstenplatz	Hamburg, Germany	10,581	2,867	(3)	9,363	(3)	1,262	13,492	1,540	(3)	1998	6/30/2010	(1)
Gardens Medical Pavilion	Palm Beach Gardens, Florida	14,040	5,675		13,158		3,196	22,029	2,264		1995	10/20/2010	(1)
Courtyard Kauai Coconut Beach Hotel	Kauai, Hawaii	38,000	11,801		20,948		10,010	42,759	2,937		1977	10/20/2010	(2)
River Club and the Townhomes at River Club	Athens, Georgia	25,010	6,639		24,789		1,466	32,894	3,621		1996 & 1989	4/25/2011	(1)
Babcock Self Storage	San Antonio, Texas	2,182	1,047		2,453		56	3,556	267		2000	8/30/2011	(1)
Lakes of Margate	Margate, Florida	14,966	9,776		13,061		3,829	26,666	1,751		1987	10/19/2011	(1)
Arbors Harbor Town	Memphis, Tennessee	26,000	5,413		24,713		2,532	32,658	2,453		1991	12/20/2011	(1)
Alte Jakobstraße	Berlin, Germany	8,275	2,367	(3)	8,523	(3)	768	11,658	662	(3)	1997	4/5/2012	(1)
Wimberly at Deerwood	Jacksonville, Florida	26,685	5,473		28,089		920	34,482	1,011		2000	2/19/2013	(1)
22 Exchange	Akron, Ohio	19,500	2,380		24,786		249	27,415	670		2010	4/16/2013	(1)
Parkside Apartments	Sugarland, Texas	11,177	3,143		18,148		12	21,303	257		1998	8/8/2013	(1)
Totals		$212,037	$65,581		$214,133		$29,094	$308,808	$23,779
__________________

(1)	Buildings are 25 years

(2)	Hotels are 39 years

(3)	Includes gain/(loss) on currency translation.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	2013	2012	2011
Real Estate:
Balance at beginning of period	$294,054	$317,395	$254,819
Acquisitions	82,019	10,890	87,890
Improvements(1)	8,227	12,365	14,054
Disposals/written-off	(75)	—	(29,966)
Reclassification(2)	(254)	(1,406)	(317)
Cost of real estate sold	(75,163)	(45,190)	(9,085)
Balance at end of the period(3)	$308,808	$294,054	$317,395
Accumulated depreciation:
Balance at beginning of period	$19,921	$11,489	$4,171
Depreciation expense	11,855	11,227	9,232
Disposals/written-off	(7,997)	(2,795)	(1,914)
Balance at end of the period(3)	$23,779	$19,921	$11,489
_______________________________________________________________________________

(1)	For the years ended December 31, 2013, 2012 and 2011, includes foreign currency translation gain (loss) of $1 million, $0.3 million and ($0.3) million, respectively.

(2)	For the years ended December 31, 2013, 2012 and 2011, includes reclassification from improvements to furniture, fixtures and equipment of $0.3 million, $1.4 million and $0.3 million, respectively.

(3)	For the year ended December 31, 2011, excludes Palms of Monterrey which was classified as held for sale in our consolidated balance sheet.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Third Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to Form 10-Q on November 14, 2012
3.2	Second Amended and Restated Bylaws, as amended by Amendment No. 1 (incorporated by reference to Exhibit 3.2 to Form 10-Q filed on November 13, 2013)
4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 28, 2013)

10.1
Real Estate Purchase and Sale Agreement between CT/BH Interchange LLC, as seller, and Realty Associates Advisors LLC, as buyer, dated February 19, 2013 (incorporated by reference to Exhibit 4.2 to Form 10-Q filed May 13, 2013)

10.2
First Amendment to Real Estate Purchase and Sale Agreement between CT/BH Interchange LLC, as seller, and Realty Associates Advisors LLC, as buyer, dated February 19, 2013 (incorporated by reference to Exhibit 4.3 to Form 10-Q filed May 13, 2013)

10.3
Second Amendment to Real Estate Purchase and Sale Agreement between CT/BH Interchange LLC, as seller, and Realty Associates Advisors LLC, as buyer, dated February 19, 2013 (incorporated by reference to Exhibit 4.4 to Form 10-Q filed May 13, 2013)

10.4
Third Amendment to Real Estate Purchase and Sale Agreement between CT/BH Interchange LLC, as seller, and Realty Associates Advisors LLC, as buyer, dated February 19, 2013 (incorporated by reference to Exhibit 4.5 to Form 10-Q filed May 13, 2013)

10.5
Real Estate Purchase and Sale Agreement between Behringer Harvard Florida MOB Member, LLC, BH-AW Florida MOB Venture, LLC, AW SFMOB Investor, LLC and AW SFMOB Managing Member, LLC, dated July 8, 2013 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 13, 2013)

10.6
First Amendment to Real Estate Purchase and Sale Agreement between Behringer Harvard Florida MOB Member, LLC, BH-AW Florida MOB Venture, LLC, AW SFMOB Investor, LLC and AW SFMOB Managing Member, LLC, dated July 8, 2013 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 13, 2013)

10.7*	Purchase and Sale Agreement by and between TIAA Realty, LLC, as seller, and Behringer Harvard Opportunity OP II LP, as purchaser, dated December 10, 2013
10.8*	Reinstatement and First Amendment to Purchase and Sale Agreement by and between TIAA Realty, LLC, as seller, and Behringer Harvard Opportunity OP II LP, as purchaser, dated January 7, 2014
10.9*	Reinstatement and Second Amendment to Purchase and Sale Agreement by and between TIAA Realty, LLC, as seller, and Behringer Harvard Opportunity OP II LP, as purchaser, dated January 27, 2014
21.1*	List of Subsidiaries
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certifications**
101*
The following financial statements from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 26, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

________________________________
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