Form 10-Q
period 2014-03-31
Behringer Harvard Opportunity REIT II, Inc.
filed 2014-05-09
CIK 1387061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, Behringer Harvard Opportunity REIT II, Inc. had 26,002,347 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.
FORM 10-Q
Quarter Ended March 31, 2014

PART I
FINANCIAL INFORMATION
Item 1.                   Financial Statements.
Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except shares)
(unaudited)

	March 31, 2014	December 31, 2013
Assets
Real estate
Land and improvements, net	$65,377	$65,407
Buildings and improvements, net	218,620	219,523
Real estate under development	316	99
Total real estate	284,313	285,029
Cash and cash equivalents	93,204	94,877
Restricted cash	4,956	5,343
Accounts receivable, net	2,187	3,017
Prepaid expenses and other assets	1,277	1,196
Investment in unconsolidated joint venture	12,112	11,985
Furniture, fixtures and equipment, net	7,757	7,923
Deferred financing fees, net	2,964	3,185
Lease intangibles, net	1,493	1,820
Total assets	$410,263	$414,375
Liabilities and Equity
Notes payable	$211,446	$212,037
Accounts payable	695	513
Payables to related parties	1,263	840
Acquired below-market leases, net	294	324
Distributions payable to noncontrolling interest	56	20
Income taxes payable	—	183
Accrued and other liabilities	6,901	7,669
Total liabilities	220,655	221,586

Commitments and contingencies	—	—

Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 26,002,347 and 26,015,980 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	3	3
Additional paid-in capital	232,786	232,903
Accumulated distributions and net loss	(52,404)	(49,520)
Accumulated other comprehensive income	539	498
Total Behringer Harvard Opportunity REIT II, Inc. equity	180,924	183,884
Noncontrolling interest	8,684	8,905
Total equity	189,608	192,789
Total liabilities and equity	$410,263	$414,375

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues
Rental revenue	$7,881	$5,852
Hotel revenue	4,364	3,617
Total revenues	12,245	9,469
Expenses
Property operating expenses	2,724	1,875
Hotel operating expenses	3,022	2,753
Interest expense, net	2,063	1,811
Real estate taxes	1,413	904
Property management fees	427	324
Asset management fees	970	681
General and administrative	859	801
Acquisition expense	—	1,871
Depreciation and amortization	3,662	2,871
Total expenses	15,140	13,891
Interest income, net	46	29
Other income	—	(11)
Loss from continuing operations	(2,849)	(4,404)
Loss from discontinued operations	—	(109)
Net loss	(2,849)	(4,513)
Noncontrolling interest in continuing operations	(35)	142
Noncontrolling interest in discontinued operations	—	39
Net (income) loss attributable to the noncontrolling interest	(35)	181
Net loss attributable to the Company	$(2,884)	$(4,332)
Amounts attributable to the Company
Continuing operations	$(2,884)	$(4,262)
Discontinued operations	—	(70)
Net loss attributable to the Company	$(2,884)	$(4,332)
Weighted average shares outstanding:
Basic and diluted	26,011	26,054
Net loss per share
Continuing operations	$(0.11)	$(0.16)
Discontinued operations	—	(0.01)
Basic and diluted loss per share	$(0.11)	$(0.17)
Comprehensive loss:
Net loss	$(2,849)	$(4,513)
Other comprehensive income (loss):
Reclassification of unrealized loss on interest rate derivatives to net income	17	32
Foreign currency translation gain (loss)	27	(352)
Total other comprehensive income (loss)	44	(320)
Comprehensive loss	(2,805)	(4,833)
Comprehensive (income) loss attributable to noncontrolling interest	(38)	178
Comprehensive loss attributable to the Company	$(2,843)	$(4,655)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Statements of  Equity
(in thousands)
(unaudited)

	Convertible Stock		Common Stock			Accumulated Distributions and Net Income(Loss)	Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital			Noncontrolling Interest	Total Equity
Balance at January 1, 2013	1	$—	26,060	$3	$233,283	$(58,249)	$126	$11,370	$186,533
Net loss						(4,332)		(181)	(4,513)
Redemption of common stock			(20)		(171)				(171)
Contributions from noncontrolling interest								663	663
Distributions to noncontrolling interest								(57)	(57)
Other comprehensive loss:
Reclassification of unrealized losses on interest rate derivatives to net income							29	3	32
Foreign currency translation loss							(352)		(352)
Balance at March 31, 2013	1	$—	26,040	$3	$233,112	$(62,581)	$(197)	$11,798	$182,135

Balance at January 1, 2014	1	$—	26,016	$3	$232,903	$(49,520)	$498	$8,905	$192,789
Net loss						(2,884)		35	(2,849)
Redemption of common stock			(14)		(117)				(117)
Distributions to noncontrolling interest								(259)	(259)
Other comprehensive income:
Reclassification of unrealized loss on interest rate derivatives to net income							14	3	17
Foreign currency translation gain							27		27
Balance at March 31, 2014	1	$—	26,002	$3	$232,786	$(52,404)	$539	$8,684	$189,608

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,849)	$(4,513)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	3,634	3,913
Amortization of deferred financing fees	221	256
Loss on derivatives	56	71
Change in operating assets and liabilities:
Accounts receivable	330	(278)
Prepaid expenses and other assets	(120)	92
Accounts payable	201	(249)
Accrued and other liabilities	(1,165)	379
Payables to related parties	423	5
Addition of lease intangibles	(20)	(501)
Cash provided by (used in) operating activities	711	(825)

Cash flows from investing activities:
Acquisition deposits reimbursed	500	—
Acquisition deposits paid	—	(290)
Purchases of real estate	—	(35,337)
Investment in unconsolidated joint venture	(127)	—
Additions of property and equipment	(2,307)	(2,827)
Change in restricted cash	387	(152)
Cash used in investing activities	(1,547)	(38,606)

Cash flows from financing activities:
Financing costs	—	(471)
Proceeds from notes payable	—	28,089
Payments on notes payable	(529)	(393)
Purchase of interest rate derivatives	—	(133)
Payment of loan deposits	—	(60)
Redemptions of common stock	(117)	(171)
Offering costs receivable from (payable to) related party	—	3,832
Contributions from noncontrolling interest holders	—	663
Distributions to noncontrolling interest holders	(223)	(57)
Cash provided by (used in) financing activities	(869)	31,299

Effect of exchange rate changes on cash and cash equivalents	32	(193)

Net change in cash and cash equivalents	(1,673)	(8,325)
Cash and cash equivalents at beginning of period	94,877	77,752
Cash and cash equivalents at end of period	$93,204	$69,427

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

We acquire and operate commercial real estate and real estate-related assets.  In particular, we focus generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  In addition, our investment strategy also includes investments in real estate-related assets that present opportunities for higher current income.  Such investments may have capital gain characteristics, whether as a result of a discount purchase or related equity participations.  We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties.  These properties may be existing, income-producing properties, newly constructed properties, or properties under development or construction.  They may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multi-tenant use.  We may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  Further, we also may originate or invest in collateralized mortgage-backed securities and mortgage, bridge or mezzanine loans, or in entities that make investments similar to the foregoing.  We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions.  As of March 31, 2014, we had 13 real estate investments, 12 of which were consolidated into our condensed consolidated financial statements (two wholly owned and ten properties consolidated through investments in joint ventures).

Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware (“Behringer Harvard Opportunity OP II”).  As of March 31, 2014, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, was the sole general partner of Behringer Harvard Opportunity OP II and owned a 0.1% partnership interest in Behringer Harvard Opportunity OP II.  As of March 31, 2014, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of Behringer Harvard Opportunity OP II and owned the remaining 99.9% interest in Behringer Harvard Opportunity OP II.

We are externally managed and advised by Behringer Harvard Opportunity Advisors II, LLC (the "Advisor").  The Advisor is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.

Organization

In connection with our initial capitalization, on January 19, 2007, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer Harvard Holdings, LLC ("BHH").  BHH transferred its shares of convertible stock to one of its affiliates on April 2, 2010.

As of March 31, 2014, we had issued 26.7 million shares of our common stock, including 22,471 shares owned by BHH and 2.2 million shares issued through the distribution reinvestment plan (the “DRP”).  As of March 31, 2014, we had redeemed 0.7 million shares of our common stock and had 26 million shares of common stock outstanding.  As of March 31, 2014, we had 1,000 shares of convertible stock held by an affiliate of BHH.

Our common stock is not currently listed on a national securities exchange.  The timing of a liquidity event will depend upon then prevailing market conditions. We currently intend to consider the process of disposing assets, liquidating, and distributing the net proceeds to our stockholders no later than three to six years after the termination of our initial public offering of common stock, which occurred on July 3, 2011.  Economic or market conditions may, however, result in different holding periods for different assets. If we do not begin an orderly liquidation, we may seek to have our shares listed on a national securities exchange or seek alternative liquidation opportunities.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2.                                      Interim Unaudited Financial Information

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 26, 2014.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheet as of March 31, 2014, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2014 and 2013 and condensed consolidated statements of equity and cash flows for the three months ended March 31, 2014 and 2013 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our condensed consolidated financial position as of March 31, 2014 and December 31, 2013 and our condensed consolidated results of operations and cash flows for the periods ended March 31, 2014 and 2013.  Such adjustments are of a normal recurring nature.
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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Anticipated amortization expense associated with the acquired lease intangibles for each of the following five years as of March 31, 2014 is as follows:

Year	Lease / Other Intangibles
April 1, 2014 - December 31, 2014	$196
2015	125
2016	109
2017	58
2018	23

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

March 31, 2014	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost	$243,645	$66,964	$4,697	$(748)
Less: depreciation and amortization	(25,025)	(1,587)	(3,204)	454
Net	$218,620	$65,377	$1,493	$(294)

December 31, 2013	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost	$241,881	$66,828	$8,102	$(768)
Less: depreciation and amortization	(22,358)	(1,421)	(6,282)	444
Net	$219,523	$65,407	$1,820	$(324)

Real Estate Held for Sale

We classify properties as held for sale when certain criteria are met, in accordance with GAAP.  At that time we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property.  Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell.  We had no property classified as held for sale at March 31, 2014 or December 31, 2013.

Investment Impairment

For all of our real estate and real estate related investments, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  Examples of the types of events and circumstances that would cause management to assess our assets for potential impairment include, but are not limited to:  a significant decrease in the market price of an asset; a significant adverse change in the manner in which the asset is being used; an accumulation of costs in excess of the acquisition basis plus construction of the property; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers and changes in the global and local markets or economic conditions.  Our assets may at times be concentrated in limited geographic locations and, to the extent that our portfolio is concentrated in limited geographic locations, downturns specifically related to such regions may result in tenants defaulting on their lease obligations at a portion of our properties within a short time period, which may result in asset impairments.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  These projected cash flows are prepared internally by the Advisor and reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Chief Financial Officer and Chief Accounting Officer review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions that are consistent with market data or with assumptions that would be used by a third-party market participant and assume the highest and best use of the investment. We consider trends, strategic decisions regarding future development plans, and other

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

factors in our assessment of whether impairment conditions exist. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.

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

We believe the carrying value of our operating real estate is currently recoverable.  Accordingly, there were no impairment charges for the three months ended March 31, 2014 or 2013.  However, if market conditions worsen beyond our current expectations, or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

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

Revenue Recognition

We recognize rental income generated from leases of our operating properties on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Straight-line rent was a charge of less than $0.1 million recognized in rental revenues for the three months ended March 31, 2014. Straight-line rent was income of $0.2 million recognized in rental revenues for the three months ended March 31, 2013 and included amounts recognized in discontinued operations. Leases associated with our multifamily and student housing assets are generally short-term in nature, and thus have no straight-line rent. Net above-market lease amortization of less than $0.1 million was recognized in rental revenues for the three months ended March 31, 2014 and 2013 and includes recognition of lease amortization in discontinued operations in 2013.

Hotel revenue is derived from the operations of the Courtyard Kauai at Coconut Beach Hotel and consists primarily of guest room, food and beverage, and other ancillary revenues such as long distance telephone service, laundry and parking. Hotel revenue is recognized as the services are rendered.

Accounts Receivable

Accounts receivable primarily consist of receivables related to our consolidated properties of $2.2 million and $3 million as of March 31, 2014 and December 31, 2013, respectively, and include straight-line rental revenue receivables of $1 million as of March 31, 2014 and December 31, 2013.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment are recorded at cost and are depreciated according to the Company’s capitalization policy which uses the straight-line method over their estimated useful lives of five to seven years.  Maintenance and repairs are charged to operations as incurred.  Accumulated depreciation associated with our furniture, fixtures, and equipment was $4.7 million and $4.2 million as of March 31, 2014 and December 31, 2013, respectively.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized to interest expense of our notes payable using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $2 million and $1.8 million as of March 31, 2014 and December 31, 2013, respectively.

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

We have reviewed our tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We believe it is more likely than not that the tax positions taken relative to our status as a REIT will be sustained in any tax examination.

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

The Euro is the functional currency for the operations of Holstenplatz and Alte Jakobstraße. We also maintain a Euro-denominated bank account that is translated into U.S. dollars at the current exchange rate at each reporting period. For the three months ended March 31, 2014, the foreign currency translation adjustment was a gain of less than $0.1 million. For the three months ended March 31, 2013, the foreign currency translation adjustment was a loss of $0.4 million.

Concentration of Credit Risk

At March 31, 2014 and December 31, 2013, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Earnings per Share

Net income (loss) per share is calculated based on the weighted average number of common shares outstanding during each period.  The weighted average shares outstanding used to calculate both basic and diluted income (loss) per share were the same for each of the three months ended March 31, 2014 and 2013, as there were no potentially dilutive securities outstanding.

Reclassification

To conform to the current year presentation, which presents hotel operating expense as a separate component of property operating expense on our condensed consolidated statements of operations and comprehensive income, we reclassified $2.8 million from property operating expense to hotel operating expense for the three months ended March 31, 2013.

Subsequent Events

We have evaluated subsequent events for recognition or disclosure in our condensed consolidated financial statements and noted no subsequent events that would require adjustment to the condensed consolidated financial statements or additional disclosure other than the two disclosed herein. See Note 8 Investment in Unconsolidated Joint Venture and Note 17 Subsequent Events.

4.                                  New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”), Presentation of Financial Statements and Property, Plant, and Equipment (Topics 205 and 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  The update changes the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. In addition, ASU 2014-08 requires expanded disclosures for discontinued operations so users of the financial statements will be provided with more information about the assets, liabilities, revenues and expenses of discontinued operations. ASU 2014-08 is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We are currently evaluating the impact the adoption of this guidance may have on our condensed consolidated financial condition, results of operations, cash flows or disclosures.

In February 2013, the FASB issued updated guidance for the measurement and disclosure of obligations. The guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in the update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance was effective for the first interim or annual

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

period beginning on or after December 15, 2013. The adoption of this guidance did not have a material impact on our financial statements or disclosures.

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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2014, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

March 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$137	$—	$137

December 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$174	$—	$174

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

As of March 31, 2014 and December 31, 2013, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable to noncontrolling interests were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.  The notes payable of $211.4 million and $212 million as of March 31, 2014 and December 31, 2013, respectively, have a fair value of approximately $208.0 million and $207.8 million as of March 31, 2014 and December 31, 2013, respectively, based upon interest rates for debt with similar terms and remaining maturities that management believes we could obtain.  The fair value of the notes payable is categorized as a Level 2 basis.  The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities.  The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.  Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2014 and December 31, 2013.

7.                                      Real Estate and Real Estate-Related Investments

As of March 31, 2014, we consolidated 12 real estate assets.  The following table presents certain information about our consolidated investments as of March 31, 2014:

Property Name	Description	Location	Date Acquired	Ownership Interest
1875 Lawrence	Office building	Denver, CO	October 28, 2008	100%
Holstenplatz	Office building	Hamburg, Germany	June 30, 2010	100%
Gardens Medical Pavilion(1)	Medical office building	Palm Beach Gardens, Florida	October 20, 2010	79.8%
Courtyard Kauai Coconut Beach Hotel	Hotel	Kauai, Hawaii	October 20, 2010	80%
River Club and the Townhomes at River Club	Student housing	Athens, Georgia	April 25, 2011	85%
Babcock Self Storage	Self storage	San Antonio, Texas	August 30, 2011	85%
Lakes of Margate	Multifamily	Margate, Florida	October 19, 2011	92.5%
Arbors Harbor Town	Multifamily	Memphis, Tennessee	December 20, 2011	94%
Alte Jakobstraße	Office building	Berlin, Germany	April 5, 2012	99.7%
Wimberly at Deerwood ("Wimberly")	Multifamily	Jacksonville, Florida	February 19, 2013	95%
22 Exchange	Student housing	Akron, Ohio	April 16, 2013	90%
Parkside Apartments ("Parkside")	Multifamily	Sugarland, Texas	August 8, 2013	90%
 ________________________________

(1)
We acquired a portfolio of eight medical office buildings, known as the Original Florida MOB Portfolio on October 8, 2010.  We acquired a medical office building known as Gardens Medical Pavilion on October 20, 2010.  Collectively, the Original Florida MOB Portfolio and Gardens Medical Pavilion were referred to as the Florida MOB Portfolio.  The Florida MOB Portfolio consisted of nine medical office buildings.  On September 20, 2013, we sold the Original Florida MOB Portfolio. As of March 31, 2014, we own approximately 79.8% of the ninth building, Gardens Medical Pavilion.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8.                                      Investment in Unconsolidated Joint Venture

On May 24, 2013, we provided mezzanine financing totaling $13.7 million to an unaffiliated third-party entity that owns and will develop an apartment complex in Denver, Colorado (“Prospect Park”).  The developer also has a senior construction loan with a third-party lender, in an aggregate principal amount of $35.6 million.  The senior construction loan is guaranteed by the owners of the developer.  Our mezzanine loan to the developer is subordinate to the senior construction loan.  The loan is collateralized by the property and has an annual interest rate of 10% for the first three years of the term, followed by two one-year extension options at which point, the annual interest rate would increase to 14%.  We have evaluated this ADC Arrangement and determined that the characteristics are similar to a jointly-owned investment or partnership, and accordingly, the investment is accounted for as an unconsolidated joint venture under the equity method of accounting instead of loan accounting since we will participate in the residual interests through the sale or refinancing of the property.

As of March 31, 2014, the outstanding principal balance under our mezzanine loan was $13.7 million. Interest capitalized for the three months ending March 31, 2014 was $0.1 million.  For the three months ended March 31, 2014, we recorded no equity in earnings (losses) of unconsolidated joint venture related to our investment in Prospect Park.

The following table sets forth our ownership interest in Prospect Park:

Property Name	Ownership Interest at March 31, 2014	Carrying Amount at March 31, 2014
Prospect Park	N/A	$12,112	(1)
  ______________________________

(1)
During the three months ended March 31, 2014, we capitalized $0.1 million of interest. For the year ended December 31, 2013, approximately $2 million of the $2.4 million of distributions was an interest reserve funded at closing (classified as restricted cash on the condensed consolidated balance sheet). The balance of the interest reserve was $0.8 million at March 31, 2014.

On April 28, 2014, after the end of the quarter, the senior construction lender issued a notice of an event of default and reservation of rights letter to the developer and principal owner of Prospect Park.  The senior construction lender cited projected cost overruns as a material adverse change, which they determined to be an event of default under the senior loan agreement.  A default under the senior loan agreement constitutes a default under our mezzanine loan agreement.  As a result, we, as the mezzanine lender, also issued a notice of an event of default and reservation of rights letter to the developer and principal owner of Prospect Park on April 5, 2014. The developer is currently in negotiations with the construction lender, as well as us, to remedy the event of default. We will continue to monitor this situation and any impact this event might have on our ability to ultimately realize our asset.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9.                                      Notes Payable

The following table sets forth information on our notes payable as of March 31, 2014 and December 31, 2013:

	Notes Payable as of
Description	March 31, 2014	December 31, 2013	Interest Rate		Maturity Date
1875 Lawrence	$15,621	$15,621	30-day LIBOR + 5.35%	(1)(2)	1/1/2016
Holstenplatz	10,494	10,581	3.887%		4/30/2015
Courtyard Kauai at Coconut Beach Hotel	38,000	38,000	30-day LIBOR + .95%	(1)	11/9/2015
Florida MOB Portfolio - Gardens Medical Pavilion	13,951	14,040	4.9%		1/1/2018
River Club and the Townhomes at River Club	24,921	25,010	5.26%		5/1/2018
Babcock Self Storage	2,171	2,182	5.80%		8/30/2018
Lakes of Margate	14,907	14,966	5.49% and 5.92%		1/1/2020
Arbors Harbor Town	25,922	26,000	3.985%		1/1/2019
Alte Jakobstraße	8,184	8,275	2.3%		12/30/2015
Wimberly	26,685	26,685	30-day LIBOR + 2.28%	(1)	3/1/2023
22 Exchange	19,500	19,500	3.93%		5/5/2023
Parkside(3)	11,090	11,177	5%		6/1/2018
	$211,446	$212,037
_________________________________

(1)	30-day London Interbank Offer Rate ("LIBOR") was 0.15% at March 31, 2014.

(2)	Maximum borrowing up to $20.1 million.

(3)	Includes approximately $0.7 million of unamortized premium related to debt we assumed at acquisition.

At March 31, 2014, our notes payable balance was $211.4 million and consisted of the notes payable related to our consolidated properties.  We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the Courtyard Kauai at Coconut Beach Hotel, Wimberly, 22 Exchange and Parkside notes payable. For the three months ended March 31, 2014 we capitalized interest of $0.1 million in connection with our equity method investment in Prospect Park. We did not capitalize any interest during the three months ended March 31, 2013.

We are subject to customary affirmative, negative, and financial covenants and representations, warranties and borrowing conditions, all as set forth in our loan agreements, including, among other things, maintaining minimum debt service coverage ratios, loan to value ratios and liquidity. As of March 31, 2014, we believe we were in compliance with the covenants under our loan agreements.

Our debt secured by Courtyard Kauai at Coconut Beach Hotel, with a balance of $38 million at March 31, 2014, matures on November 9, 2015. The loan has an 18-month renewal option to extend the term to May 9, 2017. Our debt secured by Holstenplatz and Alte Jakobstraße, with balances of $10.5 million and $8.2 million at March 31, 2014, respectively, also mature in 2015. We currently expect to pay-off or refinance these two loans by their respective maturity dates of April 30, 2015 and December 30, 2015.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes our contractual obligations for principal payments as of March 31, 2014:

Year	Amount Due
April 1, 2014 - December 31, 2014	$1,657
2015	58,322
2016	18,117
2017	2,723
2018	49,402
Thereafter	80,525
Total contractual obligations for principal payments	$210,746
Unamortized premium	700
Total notes payable	$211,446

10.                               Leasing Activity

Future minimum base rental payments of our office properties due to us under non-cancelable leases in effect as of March 31, 2014 for our consolidated properties are as follows:

Year	Amount Due
April 1, 2014 - December 31, 2014	$5,041
2015	4,464
2016	3,796
2017	2,407
2018	1,717
Thereafter	3,152
Total	$20,577

The schedule above does not include rental payments due to us from our multifamily, hotel, student housing, and self-storage properties, as leases associated with these properties typically are for periods of one year or less.

11.                               Derivative Instruments and Hedging Activities

We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations.  The hedging strategy of entering into interest rate caps and swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.  As of March 31, 2014, none of our derivative instruments were designated as hedging instruments. We have three interest rate caps as of March 31, 2014.

Derivative instruments classified as assets were reported at their combined fair values of $0.1 million and $0.2 million in prepaid expenses and other assets at March 31, 2014 and December 31, 2013, respectively.  During the three months ended March 31, 2014 and 2013, we recorded reclassifications of unrealized loss of less than $0.1 million to interest expense to adjust the carrying amount of the interest rate caps. The reclassification out of OCI in our statement of equity for the three months ended March 31, 2014 and 2013 was due to all derivatives being designated as non-hedging instruments as of January 1, 2013 compared to being designated as hedging instruments as of December 31, 2012.

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

The table below presents the fair value of our derivative financial instruments, as well as their classification on the consolidated balance sheets as of March 31, 2014 and December 31, 2013:

		Asset Derivatives
Derivatives not designated as hedging instruments:	Balance Sheet Location	March 31, 2014	December 31, 2013

Interest rate derivative contracts	Prepaid expenses and other assets	$137	$174

The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013:

Derivatives Not Designated as Hedging Instruments
Amount of Gain or (Loss) (1)
Three months ended March 31,
2014	2013
$(56)	$(71)
 _______________________________

(1)
Amounts included in interest expense.  For the three months ending March 31, 2014 and 2013, reclassification out of OCI for $17,000 and $32,000 respectively, was due to all derivatives being designated as non-hedging instruments.

12.                               Commitments and Contingencies

Operating Leases

Our operating leases consisted of ground leases on each of the original eight buildings acquired in connection with the purchase of the Original Florida MOB Portfolio.  Each ground lease was for a term of 50 years, with a 25-year extension option.  The annual payment for each ground lease increased by 10% every 5 years.  On September 20, 2013, we sold the Original Florida MOB Portfolio. As of March 31, 2014, we do not have operating leases. For the three months ended March 31, 2013, we incurred $0.1 million in lease expense related to our ground leases which is included in discontinued operations.

13.                               Distributions

Distributions are authorized at the discretion of our board of directors based on its analysis of our performance over the previous periods and expectations of performance for future periods. These analyses may include actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, general financial and market conditions and other factors that our board deems relevant. The board's decision will be substantially influenced by its obligation to ensure that we maintain our status as a REIT. In light of the continued uncertainty in the global financial and real estate markets, we cannot provide assurance that we will be able to achieve expected cash flows necessary to pay distributions at any particular level, or at all. We did not pay any distributions to stockholders during the three months ended March 31, 2014 and 2013.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

We have paid and may in the future pay some or all of our distributions from sources other than operating cash flow. We have, for example, generated cash to pay distributions from financing activities, components of which include proceeds from the initial public offering and the follow-on public offerings (collectively, the "Offerings") and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow. We have also utilized cash from refinancing and dispositions, the components of which may represent a return of capital and/or the gains on sale. In addition, from time to time, our Advisor may agree to waive or defer all or a portion of the acquisition, asset management or other fees or incentives due to it, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash that we have available to pay distributions to our stockholders.

14.                               Related Party Transactions

The Advisor and certain of its affiliates receive fees and compensation in connection with the acquisition, management, and sale of our assets.

We reimbursed the Advisor and its affiliates for organization and offering expenses (other than selling commissions and the dealer manager fee) incurred on our behalf in connection with the primary offering component of our public offerings of our common stock.  The total we were required to remit to the Advisor for organization and offering expenses (other than selling commissions and the dealer manager fee) was limited to 1.5% of the gross proceeds raised in the completed primary offering components of the public offerings as determined upon completion of the public offerings.  The Advisor or its affiliates determined the amount of organization and offering expenses owed based on specific invoice identification, as well as an allocation of costs to us and other Behringer sponsored programs, based on respective equity offering results of those entities in offering.

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

The Advisor or its affiliates will also receive acquisition and advisory fees of 2.5% of the amount paid and/or in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets.  The Advisor and its affiliates will also receive acquisition and advisory fees of 2.5% of the funds advanced in respect of a loan investment.  We incurred no acquisition and advisory fees payable to the Advisor for the three months ended March 31, 2014. We incurred acquisition and advisory fees payable to the Advisor of $0.9 million for the three months ended March 31, 2013.

The Advisor or its affiliates also receive an acquisition expense reimbursement in the amount of 0.25% of (i) the funds paid for purchasing an asset, including any debt attributable to the asset, (ii) the funds budgeted for development, construction, or improvement in the case of assets that we acquire and intend to develop, construct, or improve and (iii) the funds advanced in respect of a loan investment. In addition, to the extent the Advisor or its affiliates directly provide services formerly provided or usually provided by third parties, including, without limitation, accounting services related to the preparation of audits required by the Securities Exchange Commission, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a completed investment, the direct employee costs and burden to the Advisor of providing these services will be acquisition expenses for which we will reimburse the Advisor. We also pay third parties, or reimburse the Advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder's fees, title insurance, premium expenses, and other closing costs. In addition, acquisition expenses for which we will reimburse the Advisor, include any payments made to (i) a prospective seller of an asset, (ii) an agent of a prospective seller of an asset, or (iii) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset. Except as described above with respect to services customarily or previously provided by third parties, the Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent that they are dedicated to making investments for us, such as wages and benefits of the investment personnel. The Advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the Advisor or its affiliates incur that are due to third parties or related to the additional services provided by the Advisor

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. For the three months ended March 31, 2014 we incurred no acquisition expense reimbursements. For the three months ended March 31, 2013, we incurred acquisition expense reimbursements of $0.1 million.

We pay the Advisor or its affiliates a debt financing fee of 1% of the amount available under any loan or line of credit made available to us.  It is anticipated that the Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us.  We incurred no debt financing fees for the three months ended March 31, 2014. We incurred debt financing fees of $0.3 million for the three months ended March 31, 2013.

We pay the Advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable to us.  We incurred no such fees for the three months ended March 31, 2014 and 2013.

We will pay the Advisor or its affiliates a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We incurred less than $0.1 million of construction management fees for the three months ended March 31, 2014 and 2013.

We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity II Management Services, LLC (“BHO II Management”), or its affiliates, fees for the management, leasing, and construction supervision of our properties.  Property management fees are 4.5% of the gross revenues of the properties managed by BHO II Management or its affiliates, plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a third-party property manager in respect of a property, BHO II Management or its affiliates receives an oversight fee equal to 0.5% of the gross revenues of the property managed.  In no event will BHO II Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay BHO II Management directly for its services, we will pay BHO II Management a management fee or oversight fee, as applicable, based only on our economic interest in the property.  We incurred and expensed property management fees or oversight fees to BHO II Management of approximately $0.1 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively.

We pay the Advisor or its affiliates a monthly asset management fee of one-twelfth of 1.0% of the sum of the higher of the cost or value of each asset.  For the three months ended March 31, 2014 and 2013, we expensed $0.9 million and $0.7 million, respectively, of asset management fees. Amounts include asset management fees which were classified to discontinued operations and our disposed properties.

We reimburse the Advisor or its affiliates for all expenses paid or incurred by the Advisor in connection with the services provided to us, subject to the limitation that we will not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period.  Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the three months ended March 31, 2014 and 2013, we incurred and expensed such costs for administrative services totaling $0.4 million.

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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

15.                              Supplemental Cash Flow Information

Supplemental cash flow information is summarized below:

	Three months ended March 31,
Description	2014	2013
Interest paid, net of amounts capitalized	$1,920	$1,915
Income tax paid	183	—
Non-cash investing and financing activities:
Capital expenditures for real estate in accrued liabilities	421	571
Accrued distributions to noncontrolling interest holder	36	—

16.                           Discontinued Operations

There were no property sales during the three months ended March 31, 2014 and 2013. On April 12, 2013, we sold the remaining three buildings at Interchange Business Center for a contract sales price of approximately $40.4 million, excluding transaction costs.  A portion of the proceeds from the sale were used to pay off in full the existing indebtedness associated with the buildings. The remaining three buildings at Interchange Business Center were classified as held for sale on our condensed consolidated balance sheet as of March 31, 2013. On September 20, 2013, we sold the Original Florida MOB Portfolio for an aggregate contract sales price of approximately $63 million, which was paid in cash and through the assumption by the buyer of approximately $18 million of existing indebtedness.

The following table summarizes the disposition of our properties during 2013.

Property Name	Date of Disposition	Contract Sales Price
Interchange Business Center(1)	April 12, 2013	$40,400
Original Florida MOB Portfolio(2)	September 20, 2013	$63,000
_________________________________
(1) On October 18, 2012, we sold one of the four industrial buildings at Interchange Business Center to an unaffiliated third party.  On April 12, 2013, we sold the remaining three buildings to an unaffiliated third party.
(2) On September 20, 2013, we sold the original eight medical office buildings. We continue to own approximately 79.8% of the ninth building, Gardens Medical Pavilion.

We have classified the results of operations for the properties above into discontinued operations in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2013.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the loss from discontinued operations for the three months ended March 31, 2013:

Three Months Ended March 31, 2013
Rental revenue	$3,197
Expenses
Property operating expenses	1,246
Interest expense	480
Real estate taxes	367
Property management fees	129
Asset management fees	37
Depreciation and amortization	1,046
Total expenses	3,305
Interest income, net	(1)
Loss from discontinued operations	$(109)

17.                           Subsequent Events

On May 1, 2014, we entered into a purchase and sale agreement to sell 1875 Lawrence to an unaffiliated third party for a contract sales price of approximately $47.1 million. The unaffiliated third party has made a refundable earnest money deposit in the amount of $0.5 million. A second earnest money deposit of $0.5 million is expected to be made on or about May 16, 2014. We acquired the 1875 Lawrence property on October 28, 2008. At the time of filing this report on Form 10-Q, we cannot give any assurances that the closing of this sale is probable.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard Opportunity REIT II, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including our ability to rent space on favorable terms, to address our debt maturities and to fund our liquidity requirements, the value of our assets, our anticipated capital expenditures, the amount and timing of anticipated cash distributions to our stockholders, and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described herein and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2014 and the factors described below:

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

We commenced an initial public offering of our common stock on January 21, 2008.  On July 3, 2011, our initial public offering terminated in accordance with its terms.  On July 5, 2011, we commenced a follow-on public offering.  We terminated the primary component of the follow-on public offering effective March 15, 2012 and the DRP component effective April 3, 2012.  We raised gross offering proceeds of approximately $265.3 million from the sale of approximately 26.7 million shares under the Offerings, including shares sold under the DRP.

Liquidity and Capital Resources

Our principal demands for funds will be for the (a) acquisition of real estate and real estate-related assets, (b) payment of operating expenses, and (c) payment of interest and principal on our outstanding indebtedness.  Generally, we expect to meet cash needs for the payment of operating expenses and interest on our outstanding indebtedness from our cash flow from operations.  To the extent that our cash flow from operations is not sufficient to cover our operating expenses, interest on our outstanding indebtedness, redemptions or distributions, we expect to use borrowings and asset sales to fund such needs.

We continually evaluate our liquidity and ability to fund future operations and debt obligations.  As part of those analyses, we consider lease expirations and other factors.  Leases at our consolidated office properties representing 29% of our annualized base rent and 26% of our rentable square footage (effective monthly rent per square foot of $1.93) will expire by the end of 2014.  As a normal course of business, we are pursuing renewals, extensions and new leases.  If we are unable to renew or extend the expiring leases under similar terms or are unable to negotiate new leases, it would negatively impact our liquidity and adversely affect our ability to fund our ongoing operations.

We had cash and cash equivalents of $93.2 million at March 31, 2014. We expect to fund our short-term liquidity requirements by using cash on hand, cash flow from the operations of our investments and asset sales. Operating cash flows are expected to increase as additional stabilized real estate assets are added to the portfolio and our existing portfolio stabilizes. Although we intend to diversify our real estate portfolio, to the extent our portfolio is concentrated in certain geographic regions, types of assets, industries or business sectors, downturns relating generally to such regions, assets, industry or business sectors may result in tenants defaulting on their lease obligations at a number of our properties within a short time period.  Such defaults could negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.

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

Commercial real estate debt markets may experience volatility and uncertainty as a result of certain related factors, including the tightening of underwriting standards by lenders and credit rating agencies, macro-economic issues related to fiscal, tax and regulatory policies, and global financial issues arising from the European debt crisis and recessionary implications.  Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions, developments and investments.  This may result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders.  In addition, the disruptions in the debt markets have reduced the amount of capital that is available to finance real estate, which in turn: (i) leads to a decline in real estate values generally; (ii) slows real estate transaction activity; (iii) reduces the loan to value ratio upon which lenders are willing to extend debt; and (iv) results in difficulty in refinancing debt as it becomes due, all of which may reasonably be expected to have a material adverse impact on the value of real estate investments and the revenues, income or cash flow from the operations of real properties and mortgage loans.

Debt Financings

We may, from time to time, obtain mortgage, bridge or mezzanine loans for acquisitions and investments, as well as property development.  We may obtain financing at the time an asset is acquired or an investment is made or at such later time as determined to be necessary, depending on multiple factors.

At March 31, 2014, our notes payable balance was $211.4 million and had a weighted average interest rate of 3.7% compared to a balance of $212 million and weighted average interest rate of 3.7% at December 31, 2013.  We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the Courtyard Kauai at Coconut Beach Hotel, Wimberly, 22 Exchange and Parkside notes payable.

Our debt secured by Courtyard Kauai at Coconut Beach Hotel with a balance of $38 million at March 31, 2014, matures on November 9, 2015. The loan has an 18-month renewal option to extend the term to May 9, 2017. Our debt secured by Holstenplatz and Alte Jakobstraße, with balances of $10.5 million and $8.2 million at March 31, 2014, respectively, also mature in 2015. We currently expect to pay-off or refinance these two loans by their respective maturity dates of April 30, 2015 and December 30, 2015.

Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios, loan to value ratios and liquidity.  As of March 31, 2014, we believe we were in compliance with the debt covenants under our loan agreements.

One of our principal long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of March 31, 2014 (in thousands):

	Payments Due by Period(1)
	April 1, 2014 -December 31, 2014	2015	2016	2017	2018	Thereafter	Total
Principal payments - variable rate debt	$—	$38,447	$16,156	$535	$536	$24,632	$80,306
Principal payments - fixed rate debt	1,657	19,875	1,961	2,188	48,866	55,893	130,440
Interest payments - variable rate debt (based on rates in effect as of March 31, 2014)	1,476	1,927	718	629	615	2,465	7,830
Interest payments - fixed rate debt	4,462	5,595	5,175	5,060	3,394	4,029	27,715
Total(2)	$7,595	$65,844	$24,010	$8,412	$53,411	$87,019	$246,291
_________________________________

(1)	Does not include approximately $0.7 million of unamortized premium related to debt we assumed on our acquisition of Parkside.

(2)	Does not include assumptions for any available extension options.

Results of Operations

Three months ended March 31, 2014 as compared to the three months ended March 31, 2013

As of March 31, 2014, we had 13 real estate investments, 12 of which were consolidated (two wholly owned and ten properties consolidated through investments in joint ventures). As of March 31, 2013, we had 11 real estate investments, ten of which were consolidated. The three remaining buildings at Interchange Business Center were classified as held for sale as of March 31, 2013 and we sold them on April 12, 2013. On September 20, 2013, we sold the Original Florida MOB Portfolio. We made no acquisitions during the quarter ended March 31, 2014, completed one acquisition during the quarter ended March 31, 2013 and three additional acquisitions during the year ended December 31, 2013.

The following table provides summary information about our results of operations for the three months ended March 31, 2014 and 2013 ($ in thousands):

	Three Months Ended March 31,
	2014	2013	Increase (Decrease)	Percentage Change	$ Change due to Acquisitions(1)	$ Change due to Same Store (2)
Rental revenue	$7,881	$5,852	$2,029	34.7%	$2,105	$(76)
Hotel revenue	4,364	3,617	747	20.7%	—	747
Property operating expenses	2,724	1,875	849	45.3%	777	72
Hotel operating expenses	3,022	2,753	269	9.8%	—	269
Interest expense, net	2,063	1,811	252	13.9%	266	(14)
Real estate taxes	1,413	904	509	56.3%	406	103
Property management fees	427	324	103	31.8%	81	22
Asset management fees	970	681	289	42.4%	195	243
General and Administrative	859	801	58	7.2%	n/a	n/a
Acquisition expense	—	1,871	(1,871)	(100.0)%	(1,871)	n/a
Depreciation and amortization	3,662	2,871	791	27.6%	780	11
_____________

(1)
Represents the dollar amount increase for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 related to real estate and real estate-related investments acquired on or after January 1, 2013.

(2)
Represents the dollar amount increase (decrease) for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 with respect to real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store for the periods ended March 31, 2014 and 2013 include 1875 Lawrence, Holstenplatz, Gardens Medical Pavilion, River Club and the Townhomes at River Club, Babcock Self Storage, Lakes of Margate, Arbors Harbor Town, Courtyard Kauai Coconut Beach Hotel, and Alte Jakobstraße.

The following table provides summary information of the increase (decrease) in rental revenue and property operating expenses with amounts for Same Store operating properties and acquisitions:

	Three Months Ended March 31,
Description	2014	2013	Change
Rental revenue
Same Store	$5,385	$5,461	$(76)
Acquisitions	2,496	391	2,105
Total rental revenue	$7,881	$5,852	$2,029

Property operating expenses
Same Store	$1,878	$1,806	$72
Acquisitions	846	69	777
Total property operating expenses	$2,724	$1,875	$849

The tables below reflect occupancy and effective monthly rental rates for our Same Store operating properties and occupancy and average daily rate ("ADR") for Courtyard Kauai Coconut Beach Hotel:

	Occupancy (%)		Effective Monthly Rent per Square Foot/Unit/Bed ($)
	Three Months Ended March 31,		Three Months Ended March 31,
Property	2014	2013	2014	2013
1875 Lawrence	47%	62%	$1.84	$1.93	per sq ft
Holstenplatz	100%	100%	1.34	1.32	per sq ft
Gardens Medical Pavilion	80%	80%	2.28	1.79	per sq ft
River Club and the Townhomes at River Club	79%	73%	391.74	397.16	per bed
Babcock Self Storage	81%	87%	101.13	94.20	per unit
Lakes of Margate	97%	90%	1,113.73	1,064.93	per unit
Arbors Harbor Town	94%	93%	1,138.04	1,081.09	per unit
Alte Jakobstraße	89%	100%	1.23	1.09	per sq ft

	Occupancy (%)(1)		ADR ($)
	Three Months Ended March 31,		Three Months Ended March 31,
Property	2014	2013	2014	2013
Courtyard Kauai Coconut Beach Hotel	89%	86%	$136.42	$115.12
_______________________________________

(1)
Represents average occupancy for the three months ended March 31. The Courtyard Kauai Coconut Beach Hotel has 311 rooms and approximately 6,200 square feet of meeting space. Occupancy is for the entire three month period and is based on standard industry metrics, including rooms available for rent.

Continuing Operations

Our results of operations for the respective periods presented primarily reflect increases in most categories due to the acquisition of three consolidated properties and one equity investment during the year ended December 31, 2013. Management expects increases in most categories in the near future as we purchase additional real estate and real estate-related assets and as we begin to realize the full-year impact of our acquisitions.

Revenues.  Revenues for the three months ended March 31, 2014 were $12.2 million, an increase of $2.8 million from the three months ended March 31, 2013. Same Store rental revenue for the three months ended March 31, 2014 and 2013 was $5.4 million and $5.5 million, respectively, while rental revenue from acquisitions was $2.5 million and $0.4 million, respectively. The change in revenue is primarily due to:

•
an increase in rental revenue of $2.1 million as a result of our 2013 acquisitions of Wimberly, 22 Exchange, and Parkside, offset by a decrease of $0.1 million for investments we owned during the entire periods presented. The decline in revenues for Same Stores is primarily due to a change in occupancy as a result of ongoing building renovations at 1875 Lawrence which were essentially complete as of March 31, 2014; and

•
an increase in hotel revenue of $0.7 million at the Courtyard Kauai at Coconut Beach Hotel due to a 4% increase in occupancy rate and a 19% increase in ADR, resulting in a 23% increase in RevPar year over year. These improvements are primarily the result of improved operating performance and an increase in the hotel’s group sales.

Property Operating Expenses.    Property operating expenses for the three months ended March 31, 2014 and 2013 were $2.7 million and $1.9 million, respectively. Same Store operating expenses for the three months ended March 31, 2014 and 2013 were $1.9 million and $1.8 million. Operating expenses increased $0.8 million as a result of acquisitions while Same Store property operating expenses remained relatively flat.

Hotel Operating Expenses.  Hotel operating expenses for the three months ended March 31, 2014 and 2013 were $3.0 million and $2.8 million, respectively.  The increase in hotel operating expenses was due to additional costs as a result of the increased occupancy at Courtyard Kauai at Coconut Beach Hotel.

Interest Expense, net.   Interest expense for the three months ended March 31, 2014 and 2013 was $2.1 million and $1.8 million, respectively.  The increase was primarily due to interest expense related to acquisitions of $0.3 million. For the three months ended March 31, 2014 we capitalized interest of $0.1 million in connection with our equity method investment in Prospect Park. We did not capitalize any interest during the three months ended March 31, 2013.

Real Estate Taxes.  Real estate taxes were $1.4 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively. Acquisitions accounted for $0.4 million of the increase while Same Store real estate taxes increased $0.1 million.

Property Management Fees.   Property management fees, which are based on revenues, for the three months ended March 31, 2014 and 2013 were $0.4 million and $0.3 million, respectively, and were comprised of property management fees paid to unaffiliated third parties and our Property Manager or its affiliates. Annual property management fees for the first quarter of 2014 increased over the same period in 2013, primarily due to our three acquisitions in 2013.

Asset Management Fees.   Asset management fees for the three months ended March 31, 2014 and 2013 were $1.0 million and $0.7 million, respectively, and were comprised of asset management fees paid to our Advisor with respect to our investments. Asset management fees payable to the Advisor are based on the higher of cost or value for each asset. The increase in asset management fees for the first quarter of 2014 was primarily the result of 2013 acquisitions and the increase in value of our assets, offset by 2013 dispositions. We expensed asset management fees associated with sold properties of $0.1 million during the three months ended March 31, 2013. Asset management fees payable to the Advisor are an obligation of the Company, and as such, asset management fees associated with all investments owned during the period, including disposed of assets, are included in continuing operations.

General and Administrative Expenses.   General and administrative expenses for the three months ended March 31, 2014 and 2013 were $0.9 million and $0.8 million, respectively, and were comprised of auditing fees, legal fees, board of directors' fees, and other administrative expenses.

Acquisition Expense.  Acquisition expense for the three months ended March 31, 2013 of $1.9 million was primarily due to expenses incurred as a result of our acquisition of Wimberly in the first quarter of 2013. We had no acquisition expense in the first quarter of 2014.

Depreciation and Amortization.   Depreciation and amortization for the three months ended March 31, 2014 and 2013 were approximately $3.7 million and $2.9 million, respectively. Acquisitions in 2013 of Wimberly, 22 Exchange and Parkside contributed the approximate $0.8 million increase during the three months ended March 31, 2014.

See Note 16 to Condensed Consolidated Financial Statements for further information regarding discontinued operations for the three months ended March 31, 2013.

Cash Flow Analysis

During the first quarter of 2014, net cash provided by operating activities was $0.7 million compared to net cash used of $0.8 million for the first quarter of 2013. The favorable increase of $1.5 million primarily resulted from a decrease in loss from continuing operations of $1.6 million. This was primarily due to an increase of $2.1 million in rental revenue as a result of our three acquisitions in 2013. We had an increase in hotel revenue of $0.8 million at the Courtyard Kauai at Coconut Beach Hotel due to a 4% increase in occupancy rate and a 19% increase in ADR, resulting in a 23% increase in RevPar year over year. The increases in revenue were partially offset by increases of $0.8 million and $0.3 million in property operating expenses and hotel operating expenses, respectively, due to the three acquisitions in 2013 and an increase in hotel operating expense as a result of increased activity.

During the three months ended March 31, 2014 and 2013, net cash used in investing activities was $1.5 million and $38.6 million, respectively. The year over year difference is primarily due to our acquisition of Wimberly on February 19, 2013 for a purchase price of approximately $35.6 million, excluding closing costs.

During the first quarter of 2014, net cash used in financing activities was $0.9 million. Net cash provided by financing activities for the same period of 2013 was $31.3 million. In connection with the purchase of Wimberly in February 2013, we received loan proceeds of approximately $26.7 million to finance a portion of the purchase price of approximately $35.6 million. In addition, in the first quarter of 2013, we received reimbursement of $3.8 million of offering costs from an affiliate and $0.7 million in contributions from noncontrolling interest holders.

Funds from Operations

Funds from operations ("FFO") is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts ("NAREIT") in the April 2002 "White Paper of Funds From Operations" which is net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property and impairments of depreciable real estate (including impairments of investments in unconsolidated joint ventures and partnerships which resulted from measurable decreases in the fair value of the depreciable real estate held by the joint venture or partnership), plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, subsidiaries, and noncontrolling interests as one measure to evaluate our operating performance. In October 2011, NAREIT clarified the FFO definition to exclude impairment charges of depreciable real estate (including impairments of investments in unconsolidated joint ventures and partnerships which resulted from measurable decreases in the fair value of the depreciable real estate held by the joint venture or partnership). The exclusion of impairment charges is not applicable for our first quarter 2014 and 2013 calculations of FFO as we recorded no impairments during those time periods.

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

Our calculation of FFO for the three months ended March 31, 2014 and 2013 is presented below ($ in thousands except per share amounts):

	Three Months Ended March 31,
	2014		2013
	Amount	Per Share	Amount	Per Share
Net loss attributable to the Company	$(2,884)	(0.11)	$(4,332)	(0.17)
Adjustments for(1):
Real estate depreciation and amortization(2)	3,567	0.14	3,515	0.14
Funds from operations (FFO)	$683	0.03	$(817)	$(0.03)

GAAP weighted average shares:
Basic and diluted		26,011		26,054
_________________________________

(1)	Reflects continuing operations, as well as discontinued operations. There were no discontinued operations for the three months ended March 31, 2014.

(2)	Includes our consolidated amount and the noncontrolling interest adjustment for the third-party partners’ share.

Provided below is additional information related to selected items included in net gain (loss) above, which may be helpful in assessing our operating results.

•
Straight-line rental revenue was a charge of less than $0.1 million in the first quarter of 2014. Straight-line rental revenue of $0.2 million was recognized in the first quarter of 2013.  The noncontrolling interest portion of straight-line rent for the three months ended March 31, 2014 and 2013 was a charge of less than $0.1 million and revenue of less than $0.1 million, respectively.

•
Net above/below market lease amortization of less than $0.1 million was recognized as a decrease to rental revenue for the three months ended March 31, 2014 and 2013.  The noncontrolling interest portion of net above/below market lease amortization for the three months ended March 31, 2014 and 2013 was less than $0.1 million.

•	Amortization of deferred financing costs of $0.2 million and $0.3 million was recognized as interest expense for our notes payable for the three months ended March 31, 2014 and 2013, respectively.

•
We recognized acquisition expense of $1.9 million for the three months ended March 31, 2013 primarily due to expenses incurred as a result of our acquisition of Wimberly.  We did not have any acquisitions in the first quarter of 2014.

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

We did not pay any distributions to stockholders during the three months ended March 31, 2014 and 2013.  Future distributions declared and paid may exceed cash flow from operating activities or funds from operations until such time as we invest in additional real estate or real estate-related assets at favorable yields and our investments reach stabilization.

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

Investment Impairments

For all of our real estate and real estate related investments, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  Examples of the types of events and circumstances that would cause management to assess our assets for potential impairment include, but are not limited to:  a significant decrease in the market price of an asset; a significant adverse change in the manner in which the asset is being used; an accumulation of costs in excess of the acquisition basis plus construction of the property; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers and changes in the global and local markets or economic conditions.  Our assets may at times be concentrated in limited geographic locations and, to the extent that our portfolio is concentrated in limited geographic locations, downturns specifically related to such regions may result in tenants defaulting on their lease obligations at a portion of our properties within a short time period, which may result in asset impairments.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  These projected cash flows are prepared internally by the Advisor and reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Chief Financial Officer and Chief Accounting Officer review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions that are consistent with market data or with assumptions that would be used by a third-party market participant and assume the highest and best use of the investment. We consider trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value. While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.

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

We believe the carrying value of our operating real estate is currently recoverable.  Accordingly, there were no impairment charges for the three months ended March 31, 2014 and 2013.  However, if market conditions worsen beyond our current expectations, or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

As of March 31, 2014, we maintained approximately $2.3 million in Euro-denominated accounts at European financial institutions.  We currently have two investments in Europe.  As the cash is held in the same currency as the real estate assets and related loans, we believe that we are not materially exposed to any significant foreign currency fluctuations related to these accounts as it relates to ongoing property operations.  Material movements in the exchange rate of Euros could materially impact distributions from our foreign investments.

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $211.4 million in notes payable at March 31, 2014, $80.3 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.8 million.

Interest rate caps classified as assets were reported at their combined fair value of $0.1 million within prepaid expenses and other assets at March 31, 2014.  A 100 basis point decrease in interest rates would result in a $0.1 million net decrease in the fair value of our interest rate caps.  A 100 basis point increase in interest rates would result in a $0.3 million net increase in the fair value of our interest rate caps.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of March 31, 2014, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                   Legal Proceedings.

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.                Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

On August 7, 2013, in accordance with the terms of the share redemption program, the per share redemption price for redemptions was automatically adjusted as a result of the initial determination by our board of directors of the estimated per share value of $10.09. Beginning August 7, 2013, the per share redemption price for Exceptional Redemptions equaled the lesser of 90% of (a) $10.09 and (b) the average price per share that investor paid for all of his shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) less the Special Distributions (as defined in the share redemption program).

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

During the three months ended March 31, 2014, our board of directors redeemed all nine Exceptional Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 13,632 shares redeemed for $0.1 million (approximately $8.55 per share).  All redemptions were funded with cash on hand.

We have not presented information regarding submitted and unfulfilled Ordinary Redemption requests for the three months ended March 31, 2014 as our board of directors suspended Ordinary Redemptions effective April 1, 2012 and we believe many stockholders who may otherwise desire to have their shares redeemed have not submitted a request due to the suspension of Ordinary Redemptions.

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

During the quarter ended March 31, 2014, we redeemed shares as follows:

2014	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
January	—	$—	—
February	13,632	8.55	13,632	(1)
March	—	—	—
	13,632	$8.55	13,632
  _______________________________

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

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

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

Dated: May 9, 2014	By:	/s/ Andrew J. Bruce
Andrew J. Bruce
Chief Financial Officer
Principal Financial Officer

Index to Exhibits

Exhibit Number	Description

3.1	Third Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to Form 10-Q filed on November 14, 2012

3.2	Second Amended and Restated Bylaws, as amended by Amendment No. 1.

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 28, 2013)

10.1
Purchase and Sale Agreement by and between TIAA Realty, LLC, as seller, and Behringer Harvard Opportunity OP II LP, as purchaser, dated December 10, 2013 (incorporated by reference to Exhibit 10.7 to Form 10-K filed on March 26, 2014)

10.2
Reinstatement and First Amendment to Purchase and Sale Agreement by and between TIAA Realty, LLC, as seller, and Behringer Harvard Opportunity OP II LP, as purchaser, dated January 7, 2014 (incorporated by reference to Exhibit 10.8 to Form 10-K filed on March 26, 2014)

10.3
Reinstatement and Second Amendment to Purchase and Sale Agreement by and between TIAA Realty, LLC, as seller, and Behringer Harvard Opportunity OP II LP, as purchaser, dated January 27, 2014 (incorporated by reference to Exhibit 10.9 to Form 10-K filed on March 26, 2014)

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*	Section 1350 Certification**

32.2*	Section 1350 Certification**

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 9, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed or furnished herewith

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