Form 10-Q
period 2014-06-30
Behringer Harvard Opportunity REIT II, Inc.
filed 2014-08-12
CIK 1387061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, Behringer Harvard Opportunity REIT II, Inc. had 25,988,620 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.
FORM 10-Q
Quarter Ended June 30, 2014

PART I
FINANCIAL INFORMATION
Item 1.                   Financial Statements.
Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except shares)
(unaudited)

	June 30, 2014	December 31, 2013
Assets
Real estate
Land and improvements, net	$56,217	$65,407
Buildings and improvements, net	191,731	219,523
Real estate under development	814	99
Total real estate	248,762	285,029
Cash and cash equivalents	122,365	94,877
Restricted cash	5,381	5,343
Accounts receivable, net	1,603	3,017
Prepaid expenses and other assets	916	1,196
Investment in unconsolidated joint venture	12,234	11,985
Furniture, fixtures and equipment, net	7,505	7,923
Deferred financing fees, net	2,416	3,185
Lease intangibles, net	1,015	1,820
Total assets	$402,197	$414,375
Liabilities and Equity
Notes payable	$195,107	$212,037
Accounts payable	937	513
Payables to related parties	744	840
Acquired below-market leases, net	272	324
Distributions payable to noncontrolling interest	46	20
Income taxes payable	—	183
Accrued and other liabilities	6,791	7,669
Total liabilities	203,897	221,586

Commitments and contingencies	—	—

Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 25,988,620 and 26,015,980 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	3	3
Additional paid-in capital	232,670	232,903
Accumulated distributions and net loss	(43,220)	(49,520)
Accumulated other comprehensive income	502	498
Total Behringer Harvard Opportunity REIT II, Inc. equity	189,955	183,884
Noncontrolling interest	8,345	8,905
Total equity	198,300	192,789
Total liabilities and equity	$402,197	$414,375

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Rental revenue	$7,889	$7,098	$15,770	$12,950
Hotel revenue	4,138	3,395	8,502	7,012
Total revenues	12,027	10,493	24,272	19,962
Expenses
Property operating expenses	2,625	2,245	5,349	4,120
Hotel operating expenses	2,988	2,734	6,010	5,488
Interest expense, net	2,055	1,912	4,118	3,724
Real estate taxes	1,352	1,236	2,765	2,139
Property management fees	403	367	830	691
Asset management fees	98	865	1,068	1,545
General and administrative	1,098	830	1,957	1,634
Acquisition expense	25	1,185	25	3,056
Depreciation and amortization	3,400	3,885	7,062	6,755
Total expenses	14,044	15,259	29,184	29,152
Interest income, net	54	28	100	58
Loss on early extinguishment of debt	(454)	—	(454)	—
Other income (loss)	(3)	21	(3)	10
Loss from continuing operations before gain on sale of real estate	(2,420)	(4,717)	(5,269)	(9,122)
Gain on sale of real estate	11,445	—	11,445	—
Income (loss) from continuing operations	9,025	(4,717)	6,176	(9,122)
Income from discontinued operations	—	14,290	—	14,182
Net income	9,025	9,573	6,176	5,060
Noncontrolling interest in continuing operations	159	237	124	378
Noncontrolling interest in discontinued operations	—	(3,795)	—	(3,756)
Net income attributable to the noncontrolling interest	159	(3,558)	124	(3,378)
Net income attributable to the Company	$9,184	$6,015	$6,300	$1,682
Amounts attributable to the Company
Continuing operations	$9,184	$(4,480)	$6,300	$(8,744)
Discontinued operations	—	10,495	—	10,426
Net income attributable to the Company	$9,184	$6,015	$6,300	$1,682
Weighted average shares outstanding:
Basic and diluted	25,993	26,039	26,002	26,046
Net income (loss) per share
Continuing operations	$0.35	$(0.17)	$0.24	$(0.34)
Discontinued operations	—	0.40	—	0.40
Basic and diluted income per share	$0.35	$0.23	$0.24	$0.06
Comprehensive income (loss):
Net income	$9,025	$9,573	$6,176	$5,060
Other comprehensive income (loss):
Reclassification of unrealized loss on interest rate derivatives to net income	20	56	37	88
Foreign currency translation gain (loss)	(54)	225	(27)	(127)
Total other comprehensive income (loss)	(34)	281	10	(39)
Comprehensive income	8,991	9,854	6,186	5,021
Comprehensive income attributable to noncontrolling interest	155	(3,562)	117	(3,384)
Comprehensive income attributable to the Company	$9,146	$6,292	$6,303	$1,637

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Statements of  Equity
(in thousands)
(unaudited)

	Convertible Stock		Common Stock			Accumulated Distributions and Net Income(Loss)	Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital			Noncontrolling Interest	Total Equity
Balance at January 1, 2013	1	$—	26,060	$3	$233,283	$(58,249)	$126	$11,370	$186,533
Net income						1,682		3,378	5,060
Redemption of common stock			(22)		(188)				(188)
Contributions from noncontrolling interest								1,541	1,541
Distributions to noncontrolling interest								(6,812)	(6,812)
Other comprehensive loss:
Reclassification of unrealized losses on interest rate derivatives to net income							82	6	88
Foreign currency translation loss							(127)		(127)
Balance at June 30, 2013	1	$—	26,038	$3	$233,095	$(56,567)	$81	$9,483	$186,095

Balance at January 1, 2014	1	$—	26,016	$3	$232,903	$(49,520)	$498	$8,905	$192,789
Net income						6,300		(124)	6,176
Redemption of common stock			(27)		(233)				(233)
Contributions from noncontrolling interest								53	53
Distributions to noncontrolling interest								(495)	(495)
Other comprehensive income:
Reclassification of unrealized loss on interest rate derivatives to net income							31	6	37
Foreign currency translation loss							(27)		(27)
Balance at June 30, 2014	1	$—	25,989	$3	$232,670	$(43,220)	$502	$8,345	$198,300

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$6,176	$5,060
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	7,006	8,640
Amortization of deferred financing fees	415	489
Gain on sale of real estate	(11,445)	(14,455)
Loss on early extinguishment of debt	454	260
Loss on derivatives	159	30
Change in operating assets and liabilities:
Accounts receivable	356	(87)
Prepaid expenses and other assets	156	431
Accounts payable	444	(594)
Accrued and other liabilities	(893)	971
Payables to related parties	(97)	63
Addition of lease intangibles	(87)	(571)
Cash provided by operating activities	2,644	237
Cash flows from investing activities:
Acquisition deposits reimbursed	500	250
Purchases of real estate	—	(63,510)
Investment in unconsolidated joint venture	(249)	(14,079)
Return of investment in unconsolidated joint ventures	—	2,444
Proceeds from sale of real estate	46,290	39,106
Additions of property and equipment	(4,267)	(4,270)
Change in restricted cash	(38)	(2,007)
Cash provided by (used in) investing activities	42,236	(42,066)
Cash flows from financing activities:
Financing costs	(101)	(893)
Proceeds from notes payable	—	47,589
Payments on notes payable	(16,682)	(12,224)
Purchase of interest rate derivatives	—	(133)
Redemptions of common stock	(233)	(188)
Offering costs receivable from related party	—	3,832
Contributions from noncontrolling interest holders	53	1,541
Distributions to noncontrolling interest holders	(443)	(6,812)
Cash provided by (used in) financing activities	(17,406)	32,712
Effect of exchange rate changes on cash and cash equivalents	14	85
Net change in cash and cash equivalents	27,488	(9,032)
Cash and cash equivalents at beginning of period	94,877	77,752
Cash and cash equivalents at end of period	$122,365	$68,720
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

We acquire and operate commercial real estate and real estate-related assets.  In particular, we focus generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  In addition, our investment strategy also includes investments in real estate-related assets that present opportunities for higher current income. Such investments may have capital gain characteristics, whether as a result of a discount purchase or related equity participations.  We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties.  These properties may be existing, income-producing properties, newly constructed properties, or properties under development or construction.  They may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multi-tenant use.  We may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  Further, we also may originate or invest in collateralized mortgage-backed securities and mortgage, bridge or mezzanine loans, or in entities that make investments similar to the foregoing.  We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions.  As of June 30, 2014, we had 12 real estate investments, 11 of which were consolidated into our condensed consolidated financial statements (one wholly owned and ten properties consolidated through investments in joint ventures).

Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware (“Behringer Harvard Opportunity OP II”).  As of June 30, 2014, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, was the sole general partner of Behringer Harvard Opportunity OP II and owned a 0.1% partnership interest in Behringer Harvard Opportunity OP II.  As of June 30, 2014, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of Behringer Harvard Opportunity OP II and owned the remaining 99.9% interest in Behringer Harvard Opportunity OP II.

We are externally managed and advised by Behringer Harvard Opportunity Advisors II, LLC (the “Advisor”).  The Advisor is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.

Organization

In connection with our initial capitalization, on January 19, 2007, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer Harvard Holdings, LLC (“BHH”).  BHH transferred its shares of convertible stock to one of its affiliates on April 2, 2010.

As of June 30, 2014, we had issued 26.7 million shares of our common stock, including 22,471 shares owned by BHH and 2.2 million shares issued through the distribution reinvestment plan (the “DRP”).  As of June 30, 2014, we had redeemed 0.7 million shares of our common stock and had 26 million shares of common stock outstanding.  As of June 30, 2014, we had 1,000 shares of convertible stock held by an affiliate of BHH.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheet as of June 30, 2014, the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2014 and 2013 and condensed consolidated statements of equity and cash flows for the six months ended June 30, 2014 and 2013 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our condensed consolidated financial position as of June 30, 2014 and December 31, 2013 and our condensed consolidated results of operations and cash flows for the periods ended June 30, 2014 and 2013.  Such adjustments are of a normal recurring nature.
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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Anticipated amortization expense associated with the acquired lease intangibles for each of the following five years as of June 30, 2014 is as follows:

Year	Lease / Other Intangibles
July 1, 2014 - December 31, 2014	$110
2015	129
2016	111
2017	59
2018	24

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

June 30, 2014	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost	$212,402	$57,972	$3,854	$(619)
Less: depreciation and amortization	(20,671)	(1,755)	(2,839)	347
Net	$191,731	$56,217	$1,015	$(272)

December 31, 2013	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost	$241,881	$66,828	$8,102	$(768)
Less: depreciation and amortization	(22,358)	(1,421)	(6,282)	444
Net	$219,523	$65,407	$1,820	$(324)

Real Estate Held for Sale and Discontinued Operations
We classify properties as held for sale when certain criteria are met, in accordance with GAAP.  At that time we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property.  Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell.  We had no property classified as held for sale at June 30, 2014 or December 31, 2013.
Effective as of April 1, 2014, we adopted the revised guidance regarding discontinued operations as further discussed in Note 4, New Accounting Pronouncements. For sales of real estate or assets classified as held for sale after April 1, 2014, we will evaluate whether the disposal transaction meets the criteria of a strategic shift and will have a major effect on our operations and financial results to determine if the results of operations and gains on sale of real estate will be presented as part of our continuing operations or as discontinued operations in our consolidated statements of operations. If the disposal represents a strategic shift, it will be classified as discontinued operations for all periods presented; if not, it will be presented in continuing operations.
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

We believe the carrying value of our operating real estate is currently recoverable.  Accordingly, there were no impairment charges for the six months ended June 30, 2014 and 2013.  However, if market conditions worsen unexpectedly or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Investment in Unconsolidated Joint Venture
We provide funding to third party developers for the acquisition, development and construction of real estate (“ADC Arrangement”).  Under the ADC Arrangement, we may participate in the residual profits of the project through the sale or refinancing of the property.  We evaluate this arrangement to determine if they have characteristics similar to a loan or if the characteristics are more similar to a joint venture or partnership such as participating in the risks and rewards of the project as an owner or an investment partner.  When we determine that the characteristics are more similar to a jointly-owned investment or partnership, we account for the arrangement as an investment in an unconsolidated joint venture under the equity method of accounting or a direct investment (consolidated basis of accounting) instead of applying loan accounting. The ADC Arrangement is reassessed at each reporting period. See Note 8 for further discussion.
Revenue Recognition

We recognize rental income generated from leases of our operating properties on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Straight-line rent was a charge of less than $0.1 million recognized in rental revenues for the three and six months ended June 30, 2014. Straight-line rent was income of $0.1 million and $0.3 million recognized in rental revenues for the three and six months ended June 30, 2013, respectively, and includes amounts recognized in discontinued operations. Leases associated with our multifamily, student housing, hotel and self storage assets are generally short-term in nature, and thus have no straight-line rent. Net above-market lease amortization of less than $0.1 million was recognized in rental revenues for the three and six months ended June 30, 2014. Net below-market lease amortization of less than $0.1 million was recognized in rental revenues for the three and six months ended June 30, 2013 and includes amounts recognized in discontinued operations.

Hotel revenue is derived from the operations of the Courtyard Kauai at Coconut Beach Hotel and consists primarily of guest room, food and beverage, and other ancillary revenues such as laundry and parking. Hotel revenue is recognized as the services are rendered.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accounts Receivable

Accounts receivable primarily consist of receivables related to our consolidated properties of $1.6 million and $3 million as of June 30, 2014 and December 31, 2013, respectively, and include straight-line rental revenue receivables of $0.4 million and $1 million as of June 30, 2014 and December 31, 2013, respectively.

Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment are recorded at cost and are depreciated according to the Company’s capitalization policy which uses the straight-line method over their estimated useful lives of five to seven years.  Maintenance and repairs are charged to operations as incurred.  Accumulated depreciation associated with our furniture, fixtures, and equipment was $5.2 million and $4.2 million as of June 30, 2014 and December 31, 2013, respectively.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized to interest expense of our notes payable using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $1.8 million as of June 30, 2014 and December 31, 2013.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and have qualified as a REIT since the year ended December 31, 2008.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders.  As a REIT, we generally will not be subject to federal income tax at the corporate level.  We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code and intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. Taxable income from non-REIT activities managed through a taxable REIT subsidiary (“TRS”) is subject to applicable federal, state, and local income and margin taxes. We have no taxable income associated with a TRS. Our operating partnerships are flow-through entities and are not subject to federal income taxes at the entity level.

We have reviewed our tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We believe it is more likely than not that the tax positions taken relative to our federal tax status as a REIT will be sustained in any tax examination.

Foreign Currency Translation

For our international investments where the functional currency is other than the U.S. dollar, assets and liabilities are translated using period-end exchange rates, while the statement of operations amounts are translated using the average exchange rates for the respective period. Gains and losses resulting from the change in exchange rates from period to period are reported separately as a component of other comprehensive income (loss) (“OCI”). Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations and comprehensive income.

The Euro is the functional currency for the operations of Holstenplatz and Alte Jakobstraße. We also maintain a Euro-denominated bank account that is translated into U.S. dollars at the current exchange rate at each reporting period. For the three and six months ended June 30, 2014, the foreign currency translation adjustment was a loss of less than $0.1 million. For the three and six months ended June 30, 2013, the foreign currency translation adjustment was a gain of $0.2 million and a loss of $0.1 million, respectively.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Concentration of Credit Risk

At June 30, 2014 and December 31, 2013, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Geographic, Asset Type and Industry Concentration

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

Earnings per Share

Net income per share is calculated based on the weighted average number of common shares outstanding during each period.  The weighted average shares outstanding used to calculate both basic and diluted income per share were the same for each of the three and six months ended June 30, 2014 and 2013, as there were no potentially dilutive securities outstanding.

Subsequent Events

We have evaluated subsequent events for recognition or disclosure in our condensed consolidated financial statements.

4.                                  New Accounting Pronouncements
 In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”), Presentation of Financial Statements and Property, Plant, and Equipment (Topics 205 and 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  The updated guidance revised the definition of a discontinued operation by limiting discontinued operations reporting to disposals of components of an entity that represent a strategic shift that has or will have a major effect on an entity’s operations and financial results when a component of an entity or a group of components of an entity are classified as held for sale or disposed of by sale or by means other than a sale, such as an abandonment. Examples of a strategic shift could include a disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity. In addition, ASU 2014-08 requires expanded disclosures for discontinued operations so users of the financial statements will be provided with more information about the assets, liabilities, revenues and expenses of discontinued operations. We adopted this guidance effective April 1, 2014. Our results of operations and gains on real estate sold beginning April 1, 2014 that do not meet the criteria of a strategic shift that has or will have a major effect on our operations and financial results will be presented as continuing operations in our condensed consolidated statements of operations. Any sales of real estate prior to April 1, 2014 that were reported in discontinued operations in prior reporting periods will continue to be reported as discontinued operations.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In May 2014, the FASB issued an update (“ASU 2014-09”) to ASC Topic 606, Revenue from Contracts with Customers.  ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.  ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016.  We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.
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
We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2014, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
 The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

June 30, 2014	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$55	$—	$55

December 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$174	$—	$174

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

As of June 30, 2014 and December 31, 2013, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable to noncontrolling interests were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.  The notes payable of $195.1 million and $212 million as of June 30, 2014 and December 31, 2013, respectively, have a fair value of approximately $191.8 million and $207.8 million as of June 30, 2014 and December 31, 2013, respectively, based upon interest rates for debt with similar terms and remaining maturities that management believes we could obtain.  The fair value of the notes payable is categorized as a Level 2 basis.  The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities.  The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.  Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2014 and December 31, 2013.

7.                                      Real Estate and Real Estate-Related Investments

As of June 30, 2014, we consolidated 11 real estate assets.  The following table presents certain information about our consolidated investments as of June 30, 2014:

Property Name	Description	Location	Date Acquired	Ownership Interest
Holstenplatz	Office building	Hamburg, Germany	June 30, 2010	100%
Gardens Medical Pavilion(1)	Medical office building	Palm Beach Gardens, Florida	October 20, 2010	79.8%
Courtyard Kauai Coconut Beach Hotel	Hotel	Kauai, Hawaii	October 20, 2010	80%
River Club and the Townhomes at River Club	Student housing	Athens, Georgia	April 25, 2011	85%
Babcock Self Storage	Self storage	San Antonio, Texas	August 30, 2011	85%
Lakes of Margate	Multifamily	Margate, Florida	October 19, 2011	92.5%
Arbors Harbor Town	Multifamily	Memphis, Tennessee	December 20, 2011	94%
Alte Jakobstraße	Office building	Berlin, Germany	April 5, 2012	99.7%
Wimberly at Deerwood (“Wimberly”)	Multifamily	Jacksonville, Florida	February 19, 2013	95%
22 Exchange	Student housing	Akron, Ohio	April 16, 2013	90%
Parkside Apartments (“Parkside”)	Multifamily	Sugarland, Texas	August 8, 2013	90%
 ________________________________

(1)
We acquired a portfolio of eight medical office buildings, known as the Original Florida MOB Portfolio on October 8, 2010.  We acquired a medical office building known as Gardens Medical Pavilion on October 20, 2010.  Collectively, the Original Florida MOB Portfolio and Gardens Medical Pavilion were referred to as the Florida MOB Portfolio.  The Florida MOB Portfolio consisted of nine medical office buildings.  On September 20, 2013, we sold the Original Florida MOB Portfolio. As of June 30, 2014, we own approximately 79.8% of the ninth building, Gardens Medical Pavilion.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Real Estate Asset Disposition
1875 Lawrence
On May 30, 2014, we sold 1875 Lawrence for a contract sales price of approximately $46.7 million. We recorded a gain on sale of real estate property of $11.4 million and loss on early extinguishment of debt of $0.5 million which was comprised of the write-off of deferred financing fees of $0.4 million and an early termination fee of $0.1 million. A portion of the proceeds from the sale were used to pay off in full the existing indebtedness of approximately $15.6 million associated with the office building. The disposal of the 1875 Lawrence property does not represent a strategic shift, therefore it is presented in continuing operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2014. Any sales of real estate prior to April 1, 2014 that were reported in discontinued operations in prior reporting periods will continue to be reported as discontinued operations.
Sales of Real Estate Reported in Continuing Operations
The following table presents our sale of real estate for the six months ended June 30, 2014 (in millions):

Date of Sale	Property	Ownership Interest	Sales Contract Price	Net Cash Proceeds	Gain on Sale of Real Estate
May 30, 2014	1875 Lawrence	100%	$46.7	$46.3	$11.4
The following table presents net income attributable to the Company for the three and six months ended June 30, 2014 and 2013 related to the 1875 Lawrence office building sold in 2014. Net income for the three and six months ended June 30, 2014 includes the gain on sale of real estate (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) attributable to the Company	$10.6	$(0.4)	$9.9	$(0.8)
Discontinued Operations
As discussed in Note 4, New Accounting Pronouncements, we adopted the provisions of the recently issued FASB guidance regarding the reporting of discontinued operations. Accordingly, we have no discontinued operations for the three or six months ended June 30, 2014. See Note 16, Asset Sales and Discontinued Operations, for additional disclosures regarding discontinued operations for the three and six months ended June 30, 2013.

8.                                      Investment in Unconsolidated Joint Venture
 On May 24, 2013, we (the “Lender”) provided mezzanine financing totaling $13.7 million to an unaffiliated third-party entity that owns and is developing an apartment complex in Denver, Colorado (“Prospect Park”).  The developer also has a senior construction loan with a third-party senior construction lender (the “Senior Lender”), in an aggregate principal amount of $35.6 million.  The senior construction loan is guaranteed by the owners of the developer.  We also have a completion guaranty from the developer. Our mezzanine loan to the developer is subordinate to the senior construction loan.  Our loan is collateralized by the property and has an annual stated interest rate of 10% for the first three years of the term, followed by two one-year extension options at which point the annual interest rate would increase to 14%.  We have evaluated this ADC Arrangement and determined that the characteristics are similar to a jointly-owned investment or partnership, and accordingly, the investment is accounted for as an unconsolidated joint venture under the equity method of accounting instead of loan accounting since we will participate in the residual interests through the sale or refinancing of the property.
 As of June 30, 2014, the outstanding principal balance under our mezzanine loan was $13.7 million. Interest capitalized for the three and six months ending June 30, 2014 was $0.1 million and $0.2 million, respectively.  Interest capitalized for the three and six months ending June 30, 2013 was less than $0.1 million. For the three and six months ended June 30, 2014, we recorded no equity in earnings (losses) of unconsolidated joint venture related to our investment in Prospect Park.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth our ownership interest in Prospect Park:

Property Name	Ownership Interest at June 30, 2014	Carrying Amount at June 30, 2014
Prospect Park	N/A	$12,234	(1)
  ______________________________

(1)
During the three and six months ended June 30, 2014, we capitalized $0.1 million and $0.2 million of interest, respectively. For the year ended December 31, 2013, approximately $2 million of the $2.4 million of distributions was an interest reserve funded at closing (classified as restricted cash on the condensed consolidated balance sheet). The balance of the interest reserve was $0.5 million at June 30, 2014.

Due to projected cost overruns in excess of the budget associated with the construction of Prospect Park, an event of default was declared by the senior construction lender on April 28, 2014. In accordance with our rights under the mezzanine loan, we also declared an event of default on May 5, 2014. The developer is currently in negotiations with the senior construction lender, as well as with us, to remedy the events of default. We will continue to monitor this situation and any impact these events might have on our ability to ultimately realize our investment. We considered the impact of these events on the accounting treatment and determined the ADC Arrangement will continue to be accounted for as an unconsolidated joint venture under the equity method of accounting. The ADC Arrangement is reassessed at each reporting period.

9.                                      Notes Payable

The following table sets forth information on our notes payable as of June 30, 2014 and December 31, 2013:

	Notes Payable as of
Description	June 30, 2014	December 31, 2013	Interest Rate		Maturity Date
1875 Lawrence(2)	$—	$15,621	30-day LIBOR + 5.35%	(1)	1/1/2016
Holstenplatz	10,357	10,581	3.887%		4/30/2015
Courtyard Kauai at Coconut Beach Hotel	38,000	38,000	30-day LIBOR + .95%	(1)	11/9/2015
Florida MOB Portfolio - Gardens Medical Pavilion	13,861	14,040	4.9%		1/1/2018
River Club and the Townhomes at River Club	24,838	25,010	5.26%		5/1/2018
Babcock Self Storage	2,160	2,182	5.80%		8/30/2018
Lakes of Margate	14,852	14,966	5.49% and 5.92%		1/1/2020
Arbors Harbor Town	25,814	26,000	3.985%		1/1/2019
Alte Jakobstraße	8,037	8,275	2.3%		12/30/2015
Wimberly	26,685	26,685	30-day LIBOR + 2.28%	(1)	3/1/2023
22 Exchange	19,500	19,500	3.93%		5/5/2023
Parkside(3)	11,003	11,177	5%		6/1/2018
	$195,107	$212,037
_________________________________

(1)	30-day London Interbank Offer Rate ("LIBOR") was 0.15% at June 30, 2014.

(2)
On May 30, 2014, we sold the 1875 Lawrence office building to an unaffiliated third party.  A portion of the proceeds from the sale were used to pay off in full the existing indebtedness associated with the property.

(3)	Includes approximately $0.7 million of unamortized premium related to debt we assumed at acquisition.

At June 30, 2014, our notes payable balance was $195.1 million and consisted of the notes payable related to our consolidated properties.  We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the Courtyard Kauai at Coconut Beach Hotel, Wimberly, 22 Exchange and Parkside notes payable. On May 30, 2014, we sold 1875 Lawrence for a contract sales price of approximately $46.7 million. We recorded a gain on sale of real estate property of $11.4 million and loss on early extinguishment of debt of $0.5 million, which was comprised of the write-off of deferred financing fees of $0.4 million

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

and an early termination fee of $0.1 million. A portion of the proceeds from the sale were used to pay off in full the existing indebtedness of approximately $15.6 million associated with the office building. For the three and six months ended June 30, 2014, we capitalized interest of $0.1 million and $0.2 million, respectively, in connection with our equity method investment in Prospect Park. Interest capitalized for the three and six months ending June 30, 2013 was less than $0.1 million.
We are subject to customary affirmative, negative, and financial covenants and representations, warranties and borrowing conditions, all as set forth in our loan agreements, including, among other things, maintaining minimum debt service coverage ratios, loan to value ratios and liquidity. As of June 30, 2014, we believe we were in compliance with the covenants under our loan agreements.
 Our debt secured by Courtyard Kauai at Coconut Beach Hotel, with a balance of $38 million at June 30, 2014, matures on November 9, 2015. The loan has an 18-month renewal option to extend the term to May 9, 2017. Our debt secured by Holstenplatz and Alte Jakobstraße, with balances of $10.4 million and $8 million at June 30, 2014, respectively, also mature in 2015. We currently expect to pay-off or refinance these two loans by their respective maturity dates of April 30, 2015 and December 30, 2015.
The following table summarizes our contractual obligations for principal payments as of June 30, 2014:

Year	Amount Due
July 1, 2014 - December 31, 2014	$1,209
2015	58,097
2016	2,497
2017	2,724
2018	49,396
Thereafter	80,525
Total contractual obligations for principal payments	$194,448
Unamortized premium	659
Total notes payable	$195,107

10.                               Leasing Activity

Future minimum base rental payments of our office properties due to us under non-cancelable leases in effect as of June 30, 2014 for our consolidated properties are as follows:

Year	Amount Due
July 1, 2014 - December 31, 2014	$1,106
2015	179
2016	690
2017	601
2018	490
Thereafter	1,150
Total	$4,216

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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11.                               Derivative Instruments and Hedging Activities

We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations.  The hedging strategy of entering into interest rate caps and swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.  As of June 30, 2014, none of our derivative instruments were designated as hedging instruments. We have two interest rate caps as of June 30, 2014.

Derivative instruments classified as assets were reported at their combined fair values of less than $0.1 million and $0.2 million in prepaid expenses and other assets at June 30, 2014 and December 31, 2013, respectively.  During the six months ended June 30, 2014 and 2013, we recorded reclassifications of unrealized loss of less than $0.1 million and $0.1 million, respectively, to adjust the carrying amount of the interest rate caps. The reclassification out of OCI in our statement of equity for the six months ended June 30, 2014 and 2013 was due to all derivatives being designated as non-hedging instruments as of January 1, 2013 compared to being designated as hedging instruments as of December 31, 2012.

The following table summarizes the notional values of our derivative financial instruments.  The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate, or market risks:

Type / Description	Notional Value	Interest Rate / Strike Rate	Index	Maturity Date
Not Designated as Hedging Instruments
Interest rate cap - Courtyard Kauai Coconut Beach Hotel	$38,000	6.00%	30-day LIBOR	October 15, 2014
Interest rate cap - Wimberly	26,685	4.56%	30-day LIBOR	March 1, 2018

The table below presents the fair value of our derivative financial instruments, as well as their classification on the consolidated balance sheets as of June 30, 2014 and December 31, 2013:

		Asset Derivatives
Derivatives not designated as hedging instruments:	Balance Sheet Location	June 30, 2014	December 31, 2013

Interest rate derivative contracts	Prepaid expenses and other assets	$55	$174

The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013:

Derivatives Not Designated as Hedging Instruments
Amount of Gain or (Loss) (1)
Three months ended June 30,		Six months ended June 30,
2014	2013	2014	2013
$(103)	$41	$(159)	$(30)

12.                               Commitments and Contingencies

Operating Leases

On September 20, 2013, we sold the Original Florida MOB Portfolio. Prior to the sale, our operating leases consisted of ground leases on each of the original eight buildings acquired in connection with the purchase of the Original Florida MOB Portfolio.  Each ground lease was for a term of 50 years, with a 25-year extension option.  The annual payment for each ground lease increased by 10% every 5 years.  As of June 30, 2014, we do not have operating leases. For the six months ended June 30, 2013, we incurred $0.2 million in lease expense related to our ground leases which is included in discontinued operations.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13.                               Distributions

Distributions are authorized at the discretion of our board of directors based on its analysis of our performance over the previous periods and expectations of performance for future periods. These analyses may include actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, general financial and market conditions, proceeds from asset sales and other factors that our board deems relevant. The board’s decision will be substantially influenced by its obligation to ensure that we maintain our federal tax status as a REIT. We cannot provide assurance that we will pay distributions at any particular level, or at all. We did not pay any distributions to stockholders during the three and six months ended June 30, 2014 and 2013.

We have paid and may in the future pay some or all of our distributions from sources other than operating cash flow. We have, for example, generated cash to pay distributions from sales activities and financing activities, components of which included proceeds from the initial public offering and the follow-on public offerings (collectively, the “Offerings”) and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow. We have also utilized cash from refinancing and dispositions, the components of which may represent a return of capital and/or the gains on sale. In addition, from time to time, our Advisor may agree to waive or defer all or a portion of the acquisition, asset management or other fees or incentives due to it, pay general administrative expenses or otherwise supplement investor returns which may increase the amount of cash that we have available to pay distributions to our stockholders.

14.                               Related Party Transactions
 The Advisor and certain of its affiliates receive fees and compensation in connection with the acquisition, management, and sale of our assets based on the Advisory Management Agreement, as amended and restated.
Fourth Amended and Restated Advisory Management Agreement
Recently, the Advisor and the Company, through members of a special committee composed solely of independent directors, considered and discussed the calculation and application of certain fee and expense reimbursement provisions contained in the Advisory Management Agreement. We entered into the Fourth Amended and Restated Advisory Management Agreement (the “Fourth Advisory Agreement”) with our Advisor on June 6, 2014 to, among other things, revise the acquisition and advisory fees, asset management fee, and the debt financing fee that may be paid to the Advisor and to fix certain expense reimbursement provisions. The Fourth Advisory Agreement is effective as of January 1, 2014.
The Advisor or its affiliates receive acquisition and advisory fees of 1.5% of the amount paid in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets. In addition, the Advisor and its affiliates will also receive acquisition and advisory fees of 1.5% of the funds advanced in respect of a loan investment. Before January 1, 2014, this rate was 2.5%. We incurred acquisition and advisory fees payable to the Advisor of less than $0.1 million for the six months ended June 30, 2014 as a result of improvements made to our assets. We incurred acquisition and advisory fees payable to the Advisor of $1.9 million for the six months ended June 30, 2013. During the six months ended June 30, 2014, we had no acquisitions. During the six months ended June 30, 2013, we made three separate real estate acquisitions, one of which was a loan investment.
The Advisor or its affiliates also receive an acquisition expense reimbursement in the amount of (i) 0.25% of the funds paid for purchasing an asset, including any debt attributable to the asset, plus 0.25% of the funds budgeted for development, construction, or improvement in the case of assets that we acquire and intend to develop, construct, or improve or (ii) 0.25% of the funds advanced in respect of a loan investment. We also pay third parties, or reimburse the Advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder's fees, title insurance, premium expenses, and other closing costs.
In addition, acquisition expenses for which we will reimburse the Advisor, include any payments approved in advance by our board of directors made to (i) a prospective seller of an asset, (ii) an agent of a prospective seller of an asset, or (iii) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset. Previously, to the extent the Advisor or its affiliates directly provided services, formerly provided or usually provided by third parties, including, without limitation, accounting services related to the preparation of audits required by the Securities and Exchange Commission, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

in connection with a completed investment, the direct employee costs and burden to the Advisor of providing these services was included as acquisition expenses for which we reimbursed the Advisor. Pursuant to the Fourth Advisory Agreement, effective January 1, 2014, such services will no longer be included as acquisition expenses for which the Company will reimburse the Advisor.
In addition, the Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent that they are dedicated to making investments for us, such as wages and benefits of the investment personnel. The Advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the Advisor or its affiliates incur that are due to third parties or related to the additional services provided by the Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. For the six months ended June 30, 2014 we incurred less than $0.1 million in acquisition expense reimbursements. For the six months ended June 30, 2013, we incurred acquisition expense reimbursements of $0.2 million.
Beginning January 1, 2014, we pay the Advisor or its affiliates a debt financing fee of 0.5% of the amount available under any loan or line of credit made available to us and will pay directly all third party costs associated with obtaining the debt financing. Before January 1, 2014, we paid the Advisor a debt financing fee of 1%. We incurred no debt financing fees for the six months ended June 30, 2014. We incurred debt financing fees of $0.4 million for the six months ended June 30, 2013.
We pay the Advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable to us.  We incurred no such fees for the six months ended June 30, 2014 and 2013.
Prior to January 1, 2014, we paid the Advisor or its affiliates a monthly asset management fee of one-twelfth of 1.0% of the sum of the higher of the cost or value of each asset. Pursuant to the Fourth Advisory Agreement, we pay the Advisor or its affiliates a monthly asset management fee which, effective January 1, 2014, is one-twelfth of 0.7% of the value of each asset. The value of our assets will be the value as determined in connection with the establishment and publication of an estimated value per share unless the asset was acquired after our publication of an estimated value per share (in which case the value of the asset will be the contract purchase price of the asset). In addition, pursuant to the Fourth Advisory Agreement, the Advisor agreed to waive asset management fees previously accrued during the period from August 2013 to December 2013 of $0.3 million. Therefore, we reversed this accrual in the second quarter of 2014. In addition, we reversed approximately $0.1 million in the second quarter of 2014 to reflect the reduction in the fee structure related to the first quarter of 2014. For the six months ended June 30, 2014 and 2013, we expensed $1 million and $1.5 million, respectively, of asset management fees. The total for the six months ended June 30, 2013 includes asset management fees which were classified to discontinued operations and our disposed properties.
Under the Fourth Advisory Agreement, beginning January 1, 2014, instead of reimbursing the Advisor for specific expenses paid or incurred in connection with providing services to us, we will pay the Advisor an administrative services fee based on a budget of expenses prepared by the Advisor. The administrative services fee is intended to reimburse for all costs associated with providing services to us under the Fourth Advisory Agreement. The administrative services fee is $1,775,000 per calendar year, payable in four equal quarterly installments within 45 days of the end of each calendar quarter beginning with calendar year 2014. Before the effective date of the Fourth Advisory Agreement, we reimbursed the Advisor or its affiliates for all expenses paid or incurred by them in connection with the services they provided us, subject to certain limitations. For the six months ended June 30, 2014 and 2013, we incurred and expensed such costs for administrative services of $888,000 and $838,000, respectively.
Notwithstanding the fees and cost reimbursements described above, under our charter we may not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2014, our total operating expenses (including the asset management fee) were excessive. On August 8, 2014, our board of directors determined that the excess expenses were justified based on unusual and non-recurring factors.
We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity II Management Services, LLC (“BHO II Management”), or its affiliates, fees for the management, leasing, and construction supervision of our properties.  Before January 1, 2014, property management fees were 4.5% of the gross revenues of the properties managed by BHO II

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Management or its affiliates, plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  Effective January 1, 2014, we entered into the First Amendment to the Amended and Restated Property Management and Leasing Agreement, which reduced the property management fee paid to 4.0% of gross revenues of the properties managed by BHO II Management or its affiliates. In the event that we contract directly with a third-party property manager in respect of a property, BHO II Management or its affiliates receives an oversight fee equal to 0.5% of the gross revenues of the property managed.  In no event will BHO II Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay BHO II Management directly for its services, we will pay BHO II Management a management fee or oversight fee, as applicable, based only on our economic interest in the property.  We incurred and expensed property management fees or oversight fees to BHO II Management of approximately $0.3 million and $0.5 million for the six months ended June 30, 2014 and 2013, respectively.
We pay the Advisor or its affiliates a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We incurred less than $0.1 million of construction management fees for the six months ended June 30, 2014 and 2013.
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

15.                              Supplemental Cash Flow Information

Supplemental cash flow information is summarized below:

	Six months ended June 30,
Description	2014	2013
Interest paid, net of amounts capitalized	$3,915	$3,838
Income tax paid	196	—
Non-cash investing and financing activities:
Capital expenditures for real estate in accounts payable	—	24
Capital expenditures for real estate in accrued liabilities	393	358
Accrued distributions to noncontrolling interest holder	72	—

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

16.                           Asset Sales and Discontinued Operations
Effective as of April 1, 2014, we adopted the revised guidance for discontinued operations as further discussed in Note 4, New Accounting Pronouncements. For sales of real estate or assets classified as held for sale after April 1, 2014, we will evaluate whether the disposal transaction meets the criteria of a strategic shift and will have a major effect on our operations and financial results to determine if the results of operations and gains on sale of real estate will be presented as part of our continuing operations or as discontinued operations in our consolidated statements of operations. If the disposal represents a strategic shift, it will be classified as discontinued operations for all periods presented; if not, it will be presented in continuing operations. Any sales of real estate prior to April 1, 2014 that were reported in discontinued operations in prior reporting periods will continue to be reported as discontinued operations.
The following table summarizes the disposition of our properties during 2013 and 2014 (in millions):

Property Name	Date of Disposition	Contract Sales Price
Interchange Business Center	(1)	$40.4
Original Florida MOB Portfolio(2)	September 20, 2013	$63.0
1875 Lawrence	May 30, 2014	$46.7
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
On May 30, 2014, we sold 1875 Lawrence for a contract sales price of approximately $46.7 million. We recorded a gain on sale of real estate property of $11.4 million and loss on early extinguishment of debt of $0.5 million which was comprised of the write-off of deferred financing fees of $0.4 million and an early termination fee of $0.1 million. A portion of the proceeds from the sale were used to pay off in full the existing indebtedness of approximately $15.6 million associated with the office building. The disposal of the 1875 Lawrence property does not represent a strategic shift, therefore it is presented in continuing operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2014. See Note 7, Real Estate and Real Estate-Related Investments, for further details.
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
We have classified the results of operations for the Interchange Business Center and the Original Florida MOB Portfolio into discontinued operations in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2013.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the income from discontinued operations for the three and six months ended June 30, 2013 (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Rental revenue	$2,914	$6,111

Expenses
Property operating expenses	1,350	2,596
Interest expense	301	781
Real estate taxes	179	546
Property management fees	129	258
Asset management fees	13	50
Depreciation and amortization	847	1,893
Total expenses	2,819	6,124

Loss on early extinguishment of debt(1)	260	260
Loss from discontinued operations	(165)	(273)

Gain on sale of real estate	14,455	14,455
Income from discontinued operations	14,290	14,182
Income attributable to noncontrolling interests	(3,795)	(3,756)
Income from discontinued operations attributable to the Company	$10,495	$10,426

Non-cash investing and financing activities:
Capital expenditures for real estate in accrued liabilities	$143	$1,191
________________________________
(1) Loss on early extinguishment of debt for the three and six months ended June 30, 2013 was approximately $0.3 million and was comprised of the write-off of deferred financing fees of $0.1 million and an early termination fee of $0.2 million.

Changes in operating and investing noncash items related to discontinued operations were not significant for the three and six months ended June 30, 2013.

17.                           Subsequent Events
Special Distribution
On August 8, 2014, our board of directors authorized a special distribution of $0.50 per share of common stock payable to stockholders of record as of September 15, 2014. The special distribution, which represents a portion of proceeds from asset sales, is to be paid on or about September 18, 2014.
Share Redemption Program
On August 8, 2014, our board of directors approved redemptions for the third quarter of 2014 totaling 80,803 shares with an aggregate redemption payment of approximately $0.6 million. In addition, effective September 15, 2014, the price at which we redeem shares under our share redemption program will change as a result of the adjustment to our estimated value per share to reflect the payment of the special distribution to stockholders of record as of September 15, 2014.  See  Part II, Item 2, “Unregistered Sale of Equity Securities and Use of Proceeds” included in this Quarterly Report on Form 10-Q for a full description of the price at which we redeem shares under our share redemption program.

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

We continually evaluate our liquidity and ability to fund future operations and debt obligations.  As part of those analyses, we consider lease expirations and other factors.  Leases at our consolidated office properties representing 26% of our annualized base rent and 20% of our rentable square footage (effective monthly rent per square foot of $2.17) will expire by the end of 2014.  As a normal course of business, we are pursuing renewals, extensions and new leases.  If we are unable to renew or extend the expiring leases under similar terms or are unable to negotiate new leases, it would negatively impact our liquidity and adversely affect our ability to fund our ongoing operations.

We had cash and cash equivalents of $122.4 million at June 30, 2014. We expect to fund our short-term liquidity requirements by using cash on hand, cash flow from the operations of our investments and asset sales. Operating cash flows are expected to increase as additional stabilized real estate assets are added to the portfolio and our existing portfolio stabilizes. Although we intend to diversify our real estate portfolio, to the extent our portfolio is concentrated in certain geographic regions, types of assets, industries or business sectors, downturns relating generally to such regions, assets, industry or business sectors may result in tenants defaulting on their lease obligations at a number of our properties within a short time period.  Such defaults could negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.

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

We intend to borrow money to acquire properties and make other investments.  There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment.  Under our charter, the maximum amount of our indebtedness is limited to 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors.  In addition to our charter limitation, our board of directors adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Our policy limitation, however, does not apply to individual real estate assets.

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

At June 30, 2014, our notes payable balance was $195.1 million and had a weighted average interest rate of 3.5% compared to a balance of $212 million and weighted average interest rate of 3.7% at December 31, 2013.  We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the Courtyard Kauai at Coconut Beach Hotel, Wimberly, 22 Exchange and Parkside notes payable.

Our debt secured by Courtyard Kauai at Coconut Beach Hotel with a balance of $38 million at June 30, 2014, matures on November 9, 2015. The loan has an 18-month renewal option to extend the term to May 9, 2017. Our debt secured by Holstenplatz and Alte Jakobstraße, with balances of $10.4 million and $8 million at June 30, 2014, respectively, also mature in 2015. We currently expect to pay-off or refinance these two loans by their respective maturity dates of April 30, 2015 and December 30, 2015.

Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios, loan to value ratios and liquidity.  As of June 30, 2014, we believe we were in compliance with the debt covenants under our loan agreements.

One of our principal long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of June 30, 2014 (in thousands):

	Payments Due by Period(1)
	July 1, 2014 -December 31, 2014	2015	2016	2017	2018	Thereafter	Total
Principal payments - variable rate debt	$—	$38,446	$536	$536	$536	$24,631	$64,685
Principal payments - fixed rate debt	1,209	19,651	1,961	2,188	48,860	55,894	129,763
Interest payments - variable rate debt (based on rates in effect as of June 30, 2014)	545	1,053	643	628	615	2,463	5,947
Interest payments - fixed rate debt	2,964	5,591	5,175	5,060	3,393	4,029	26,212
Total(2)	$4,718	$64,741	$8,315	$8,412	$53,404	$87,017	$226,607
_________________________________

(1)	Does not include approximately $0.7 million of unamortized premium related to debt we assumed on our acquisition of Parkside.

(2)	Does not include assumptions for any available extension options.

Results of Operations

As of June 30, 2014, we had 12 real estate investments, 11 of which were consolidated (one wholly owned and ten properties consolidated through investments in joint ventures). As of June 30, 2013, we had 12 real estate investments, 11 of which were consolidated. We made no acquisitions during the six months ended June 30, 2014. We sold 1875 Lawrence in the second quarter of 2014. The results of operations for 1875 Lawrence will remain in continuing operations based on the new accounting treatment for discontinued operations which was issued in April 2014. See Note 4, New Accounting Pronouncements. During 2013, we completed one acquisition in the first quarter, two acquisitions, including an investment in an unconsolidated joint venture, in the second quarter, and one acquisition in the third quarter. We sold the remaining three buildings at Interchange Business Center in the second quarter of 2013 and the Original Florida MOB Portfolio in the third quarter of 2013, with results of operations for these two properties included in discontinued operations.

Three months ended June 30, 2014 as compared to the three months ended June 30, 2013
 The following table provides summary information about our results of operations for the three months ended June 30, 2014 and 2013 ($ in thousands):

	Three Months Ended June 30,
	2014	2013	Increase (Decrease)	Percentage Change	$ Change due to Acquisitions(1)	$ Change due to Dispositions(2)	$ Change due to Same Store (3)
Rental revenue	$7,889	$7,098	$791	11.1%	$860	$(269)	$200
Hotel revenue	4,138	3,395	743	21.9%	—	—	743
Property operating expenses	2,625	2,245	380	16.9%	344	(17)	53
Hotel operating expenses	2,988	2,734	254	9.3%	—	—	254
Interest expense, net	2,055	1,912	143	7.5%	49	(44)	138
Real estate taxes	1,352	1,236	116	9.4%	197	(133)	52
Property management fees	403	367	36	9.5%	31	(18)	23
Asset management fees(4)	98	865	(767)	(88.7)%	(5)	(98)	(664)
General and administrative	1,098	830	268	32.3%	n/a	n/a	n/a
Acquisition expense	25	1,185	(1,160)	(97.9)%	1,160	n/a	n/a
Depreciation and amortization	3,400	3,885	(485)	(12.5)%	188	(146)	(527)
Gain on sale of real estate	11,445	—	11,445	100.0%	—	11,445	—
_____________

(1)
Represents the dollar amount increase for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 related to real estate and real estate-related investments acquired on or after January 1, 2013.

(2)	Represents the dollar amount decrease for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 related to the disposition of 1875 Lawrence on May 30, 2014.

(3)
Represents the dollar amount increase (decrease) for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 with respect to real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store for the periods ended June 30, 2014 and 2013 include Holstenplatz, Gardens Medical Pavilion, River Club and the Townhomes at River Club, Babcock Self Storage, Lakes of Margate, Arbors Harbor Town, Courtyard Kauai Coconut Beach Hotel, Alte Jakobstraße and Wimberly at Deerwood.

(4)
The $0.8 million decrease in asset management fees for the quarter ended June 30, 2014 was primarily due to $0.3 million of fees waived by the Advisor in the second quarter of 2014 for fees previously accrued in 2013 and an adjustment of approximately $0.1 million from the first quarter of 2014 as a result of the change in the fee structure. Without these one-time adjustments, asset management fees for the quarter ended June 30, 2014 would have been approximately $0.5 million under the revised fee structure.

The following table reflects rental revenue and property operating expenses for the three months ended June 30, 2014 and 2013 for (i) our Same Store operating portfolio; (ii) our acquisitions in 2013, Wimberly at Deerwood, 22 Exchange and Parkside Apartments; and (iii) our disposition of 1875 Lawrence on May 30, 2014 that is included in continuing operations (in thousands):

	Three Months Ended June 30,
Description	2014	2013	Change
Rental revenue
Same Store	$5,767	$5,567	$200
Acquisitions	1,642	782	860
Dispositions	480	749	(269)
Total rental revenue	$7,889	$7,098	$791

Property operating expenses
Same Store	$1,739	$1,686	$53
Acquisitions	583	239	344
Dispositions	303	320	(17)
Total property operating expenses	$2,625	$2,245	$380

The tables below reflect occupancy and effective monthly rental rates for our Same Store operating properties and occupancy and average daily rate (“ADR”) for Courtyard Kauai Coconut Beach Hotel:

	Occupancy (%)		Effective Monthly Rent per Square Foot/Unit/Bed ($)
	As of June 30,		As of June 30,
Property	2014	2013	2014	2013
Holstenplatz	100%	100%	$1.33	$1.34	per sq ft
Gardens Medical Pavilion	80%	81%	2.29	1.80	per sq ft
River Club and the Townhomes at River Club	75%	70%	397.66	394.05	per bed
Babcock Self Storage	90%	89%	100.94	97.99	per unit
Lakes of Margate	94%	90%	1,160.86	1,039.74	per unit
Arbors Harbor Town	90%	96%	1,179.65	1,074.33	per unit
Alte Jakobstraße	85%	100%	1.05	1.11	per sq ft
Wimberly at Deerwood	93%	94%	980.19	962.40	per unit

	Occupancy (%)(1)		ADR ($)
	Three Months Ended June 30,		Three Months Ended June 30,
Property	2014	2013	2014	2013
Courtyard Kauai Coconut Beach Hotel	80%	72%	$137.13	$121.98
_______________________________________

(1)
Represents average occupancy for the three months ended June 30. The Courtyard Kauai Coconut Beach Hotel has 311 rooms and approximately 6,200 square feet of meeting space. Occupancy is for the entire three month period and is based on standard industry metrics, including rooms available for rent.

Continuing Operations
Our results of operations for the respective periods presented primarily reflect increases in most categories due to the acquisition of three consolidated properties and one equity investment during the year ended December 31, 2013, offset by the disposal in May 2014 of one consolidated property. Management expects increases in most categories in the near future as we purchase additional real estate and real estate-related assets and as we begin to realize the full-year impact of our acquisitions.
Revenues.  Revenues for the three months ended June 30, 2014 were $12 million, an increase of $1.5 million from the three months ended June 30, 2013. Same Store rental revenue for the three months ended June 30, 2014 and 2013 was $5.8 million and $5.6 million, respectively, while rental revenue from acquisitions was $1.6 million and $0.8 million, respectively, and rental revenue from the disposition of 1875 Lawrence in 2014 classified in continuing operations was $0.5 million and $0.7 million, respectively. The change in revenue is primarily due to:

•
an increase in rental revenue of $0.9 million as a result of our 2013 acquisitions of 22 Exchange and Parkside and an increase of $0.2 million for investments we owned during the entire periods presented. These increases are partially offset by a decrease of $0.3 million related to 1875 Lawrence which was disposed of in May 2014; and

•
an increase in hotel revenue of $0.7 million at the Courtyard Kauai at Coconut Beach Hotel due to an 11% increase in occupancy rate and a 12% increase in ADR, resulting in a 26% increase in RevPar year over year. These improvements are primarily the result of improved operating performance and an increase in the hotel’s group sales.

Property Operating Expenses.    Property operating expenses for the three months ended June 30, 2014 and 2013 were $2.6 million and $2.2 million, respectively. Property operating expenses for the three months ended June 30, 2014 increased $0.3 million as a result of acquisitions while Same Store property operating expenses remained relatively flat.
Hotel Operating Expenses.  Hotel operating expenses for the three months ended June 30, 2014 and 2013 were $3 million and $2.7 million, respectively.  The increase in hotel operating expenses was due to additional costs as a result of the increased occupancy at Courtyard Kauai at Coconut Beach Hotel.
Interest Expense, net.   Interest expense for the three months ended June 30, 2014 and 2013 was $2 million and $1.9 million, respectively.  The $0.1 increase was primarily due to a change in the fair value of our interest rate caps not designated as hedging instruments associated with Same Stores. For the three months ended June 30, 2014, we capitalized interest of $0.1 million in connection with our equity method investment in Prospect Park. Interest capitalized for the three months ended June 30, 2013 was less than $0.1 million.
Real Estate Taxes.  Real estate taxes were $1.4 million and $1.2 million for the three months ended June 30, 2014 and 2013, respectively. Acquisitions accounted for a $0.2 million increase while Same Store real estate taxes increased less than $0.1 million. These increases were partially offset by a $0.1 million decrease in our disposed of property in 2014 which is classified as continuing operations.
Property Management Fees.   Property management fees, which are based on revenues, for the three months ended June 30, 2014 and 2013 were $0.4 million comprised of property management fees paid to unaffiliated third parties and our Property Manager or its affiliates.
Asset Management Fees.   Asset management fees for the three months ended June 30, 2014 and 2013 were $0.1 million and $0.9 million, respectively, and were comprised of asset management fees paid to our Advisor and third parties with respect to our investments. Our monthly asset management fees payable to the Advisor were one-twelfth of 1.0% based on the higher of cost or value for each asset in 2013. Pursuant to the Fourth Advisory Agreement, effective January 1, 2014, our monthly asset management fees payable to the Advisor are one-twelfth of 0.7% and are based on the value for each asset as determined in connection with our establishment and publication of an estimated value per share. Assets acquired after the publication of an estimated value per share will be valued at the contract purchase price of the asset plus amounts expended in connection with the development, construction of improvement of an asset. The $0.8 million decrease in asset management fees for the quarter ended June 30, 2014 was primarily due to $0.3 million of fees waived by the Advisor in the second quarter of 2014 for fees previously accrued during 2013 and an adjustment of approximately $0.1 million from the first quarter of 2014 as a result of the change in the fee structure. Without these one-time adjustments, asset management fees for the quarter ended June 30, 2014 would have been approximately $0.5 million under the revised fee structure. Asset management fees payable to the Advisor are an obligation of the Company, and as such, asset management fees associated with all investments owned during the period are classified in continuing operations. We expensed $0.1 million in asset management fees related to discontinued operations during the three months ended June 30, 2013.

General and Administrative Expenses.   General and administrative expenses for the three months ended June 30, 2014 and 2013 were $1.1 million and $0.8 million, respectively, and were comprised of auditing fees, legal fees, board of directors’ fees, and other administrative expenses.  The $0.3 million increase in general and administrative expense for the three months ended June 30, 2014 was primarily the result of $0.2 million in legal expenses associated with our joint ventures.
Acquisition Expense.  We incurred less than $0.1 million acquisition expense in the second quarter of 2014 related to acquisition fees as a result of improvements made to our assets. Acquisition expense for the three months ended June 30, 2013 of $1.2 million was primarily due to expenses incurred as a result of our acquisition of 22 Exchange. Acquisition cost capitalized related to our equity method investment in Prospect Park for the three months ended June 30, 2013 was $0.4 million.
Depreciation and Amortization.   Depreciation and amortization for the three months ended June 30, 2014 and 2013 were approximately $3.4 million and $3.9 million, respectively. Same Store depreciation and amortization for the second quarter of 2014 and the disposition of 1875 Lawrence in May 2014 resulted in decreases of $0.5 million and $0.1 million, respectively, compared to the second quarter of 2013 which were partially offset by an approximate increase of $0.1 million in the second quarter of 2014 for the acquisitions in 2013 of Wimberly, 22 Exchange and Parkside. The decrease in depreciation and amortization expense for Same Stores was primarily due to certain assets being fully depreciated in 2013.
Gain on Sale of Real Estate. Gain on sale of real estate for the three months ended June 30, 2014 was approximately $11.4 million and represents the gain recognized from the sale of the 1875 Lawrence office building on May 30, 2014. As discussed in Note 16, Asset Sales and Discontinued Operations, the disposition of 1875 Lawrence was not considered a discontinued operation and the results of operations are presented in continuing operations. Sales of real estate during 2013 were considered discontinued operations.
Six months ended June 30, 2014 as compared to the six months ended June 30, 2013.
The following table provides summary information about our results of operations for the six months ended June 30, 2014 and 2013 ($ in thousands):

	Six Months Ended June 30,
	2014	2013	Increase (Decrease)	Percentage Change	$ Change due to Acquisitions(1)	$ Change due to Dispositions(2)	$ Change due to Same Store (3)
Rental revenue	$15,770	$12,950	$2,820	21.8%	$2,924	$(571)	$467
Hotel revenue	8,502	7,012	1,490	21.3%	—	—	1,490
Property operating expenses	5,349	4,120	1,229	29.8%	1,175	(14)	68
Hotel operating expenses	6,010	5,488	522	9.5%	—	—	522
Interest expense, net	4,118	3,724	394	10.6%	477	(42)	(41)
Real estate taxes	2,765	2,139	626	29.3%	614	(118)	130
Property management fees	830	691	139	20.1%	111	(26)	54
Asset management fees	1,068	1,545	(477)	(30.9)%	142	(25)	(594)
General and Administrative	1,957	1,634	323	19.8%	n/a	n/a	n/a
Acquisition expense	25	3,056	(3,031)	(99.2)%	(3,031)	n/a	n/a
Depreciation and amortization	7,062	6,755	307	4.5%	452	(174)	29
Gain on sale of real estate	11,445	—	11,445	100.0%	—	11,445	—
_______________________________________

(1)
Represents the dollar amount increase for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 related to real estate and real estate-related investments acquired on or after January 1, 2013.

(2)	Represents the dollar amount decrease for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 related to the disposition of 1875 Lawrence on May 30, 2014.

(3)
Represents the dollar amount increase (decrease) for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 with respect to real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store for the periods ended June 30, 2014 and 2013 include Holstenplatz, Gardens Medical Pavilion, River Club and the Townhomes at River Club, Babcock Self Storage, Lakes of Margate, Arbors Harbor Town, Courtyard Kauai Coconut Beach Hotel, and Alte Jakobstraße.

The following table reflects rental revenue and property operating expenses for the six months ended June 30, 2014 and 2013 for (i) our Same Store operating portfolio; (ii) our acquisitions in 2013, Wimberly at Deerwood, 22 Exchange and Parkside Apartments; and (iii) our disposition of 1875 Lawrence on May 30, 2014 that is included in continuing operations (in thousands):

	Six Months Ended June 30,
Description	2014	2013	Change
Rental revenue
Same Store	$9,655	$9,188	$467
Acquisitions	5,053	2,129	2,924
Dispositions	1,062	1,633	(571)
Total rental revenue	$15,770	$12,950	$2,820

Property operating expenses
Same Store	$3,000	$2,933	$68
Acquisitions	1,707	531	1,175
Dispositions	642	656	(14)
Total property operating expenses	$5,349	$4,120	$1,229

The tables below reflect occupancy and effective monthly rental rates for our Same Store operating properties and occupancy and average daily rate (“ADR”) for Courtyard Kauai Coconut Beach Hotel:

	Occupancy (%)		Effective Monthly Rent per Square Foot/Unit/Bed ($)
	As of June 30,		As of June 30,
Property	2014	2013	2014	2013
Holstenplatz	100%	100%	$1.33	$1.34	per sq ft
Gardens Medical Pavilion	80%	81%	2.29	1.80	per sq ft
River Club and the Townhomes at River Club	75%	70%	397.66	394.05	per bed
Babcock Self Storage	90%	89%	100.94	97.99	per unit
Lakes of Margate	94%	90%	1,160.86	1,039.74	per unit
Arbors Harbor Town	90%	96%	1,179.65	1,074.33	per unit
Alte Jakobstraße	85%	100%	1.05	1.11	per sq ft

	Occupancy (%)(1)		ADR ($)
	Six Months Ended June 30,		Six Months Ended June 30,
Property	2014	2013	2014	2013
Courtyard Kauai Coconut Beach Hotel	85%	79%	$136.80	$119.79
_______________________________________

(1)
Represents average occupancy for the six months ended June 30. The Courtyard Kauai Coconut Beach Hotel has 311 rooms and approximately 6,200 square feet of meeting space. Occupancy is for the entire six month period and is based on standard industry metrics, including rooms available for rent.

Continuing Operations
 Our results of operations for the respective periods presented primarily reflect increases in most categories due to the acquisition of three consolidated properties and one equity investment during the year ended December 31, 2013, offset by the disposal in May 2014 of one consolidated property. Management expects increases in most categories in the near future as we purchase additional real estate and real estate-related assets and as we begin to realize the full-year impact of our acquisitions.

Revenues.  Revenues for the six months ended June 30, 2014 were $24.3 million, an increase of $4.3 million from the six months ended June 30, 2013. Same Store rental revenue for the six months ended June 30, 2014 and 2013 was $9.7 million and $9.2 million, respectively, while rental revenue from acquisitions were $5.0 million and $2.1 million respectively, and rental revenue from 1875 Lawrence, which was disposed of in 2014 and is classified in continuing operations, was $1 million and $1.6 million, respectively. The change in revenue is primarily due to:

•
an increase in rental revenue of $2.9 million as a result of our 2013 acquisitions of Wimberly, 22 Exchange, and Parkside, and an increase of $0.5 million for investments we owned during the entire periods presented, partially offset by a decrease of $0.6 million related to 1875 Lawrence. The increase in revenues for Same Stores was primarily due to increases of $0.3 million and $0.1 million at Lakes of Margate and Arbors Harbor Town, respectively.

•
an increase in hotel revenue of $1.5 million at the Courtyard Kauai at Coconut Beach Hotel due to an 8% increase in occupancy rate and a 14% increase in ADR, resulting in a 23% increase in RevPar year over year. These improvements are primarily the result of improved operating performance and an increase in the hotel’s group sales.

Property Operating Expenses.    Property operating expenses for the six months ended June 30, 2014 and 2013 were $5.3 million and $4.1 million, respectively. Property operating expenses increased $1.2 million primarily as a result of acquisitions during the period.

Hotel Operating Expenses.  Hotel operating expenses for the six months ended June 30, 2014 and 2013 were $6 million and $5.5 million, respectively.  The increase in hotel operating expenses was due to additional costs as a result of the increased occupancy at Courtyard Kauai at Coconut Beach Hotel.

Interest Expense, net.   Interest expense for the six months ended June 30, 2014 and 2013 was $4.1 million and $3.7 million, respectively.  The $0.4 million increase was primarily due to interest expense related to acquisitions of $0.5 million, partially offset by decreases related to Same Store and the disposition in 2014 included in continuing operations. For the six months ended June 30, 2014, we capitalized interest of $0.2 million in connection with our equity method investment in Prospect Park. Interest capitalized for the six months ended June 30, 2013 was less than $0.1 million.
Real Estate Taxes.  Real estate taxes were $2.8 million and $2.1 million for the six months ended June 30, 2014 and 2013, respectively. Acquisitions accounted for $0.6 million of the increase while Same Store real estate taxes increased $0.1 million.
Property Management Fees.   Property management fees, which are based on revenues, for the six months ended June 30, 2014 and 2013 were $0.8 million and $0.7 million, respectively, and were comprised of property management fees paid to unaffiliated third parties and our Property Manager or its affiliates. Annual property management fees for the second quarter of 2014 increased over the same period in 2013, primarily due to our three acquisitions in 2013.

Asset Management Fees.   Asset management fees for the six months ended June 30, 2014 and 2013 were $1.1 million and $1.5 million, respectively, and were comprised of asset management fees paid to our Advisor and third parties with respect to our investments. Our monthly asset management fees payable to the Advisor were one-twelfth of 1.0% and based on the higher of cost or value for each asset in 2013. Pursuant to the Fourth Advisory Agreement, effective January 1, 2014, our monthly asset management fees payable to the Advisor are one-twelfth of 0.7% and based on the value for each asset as determined in connection with our establishment and publication of an estimated value per share. Assets acquired after the publication of an estimated value per share will be valued at the contract purchase price of the asset plus amounts expended in connection with the development, construction of improvement of an asset. The $0.4 million decrease in asset management fees for the six months ended June 30, 2014 was primarily due to $0.3 million of fees waived by the Advisor in the second quarter of 2014 for fees previously accrued during 2013. Without this one-time adjustment, asset management fees for the six months ended June 30, 2014 would have been approximately $1.4 million. Asset management fees payable to the Advisor are an obligation of the Company, and as such, asset management fees associated with all investments owned during the period are classified in continuing operations. We expensed $0.3 million in asset management fees related to discontinued operations during the six months ended June 30, 2013.
General and Administrative Expenses.   General and administrative expenses for the six months ended June 30, 2014 and 2013 were $1.9 million and $1.6 million, respectively, and were comprised of auditing fees, legal fees, board of directors’ fees, and other administrative expenses. The $0.3 million increase in general and administrative expense for the six months ended June 30, 2014 was primarily due to an increase in legal fees of $0.2 million associated with our joint ventures.
Acquisition Expense.  We had less than $0.1 million acquisition expense in the first six months of 2014 as a result of improvements made to our assets. Acquisition expense for the six months ended June 30, 2013 of $3.1 million was primarily due to expenses incurred as a result of our acquisition of both Wimberly and 22 Exchange. Acquisition cost capitalized related to our equity method investment in Prospect Park for the six months ended June 30, 2013 was $0.4 million.

Depreciation and Amortization.   Depreciation and amortization for the six months ended June 30, 2014 and 2013 were approximately $7.1 million and $6.8 million, respectively.  Acquisitions in 2013 of Wimberly, 22 Exchange and Parkside contributed an approximate $0.5 million increase during the six months ended June 30, 2014, partially offset by a decrease of $0.2 million as a result of the disposition of 1875 Lawrence in 2014.
Gain on Sale of Real Estate. Gain on sale of real estate for the six months ended June 30, 2014 was approximately $11.4 million and represents the gain recognized from the sale of the 1875 Lawrence office building on May 30, 2014. As discussed in Note 16, Asset Sales and Discontinued Operations, the disposition of 1875 Lawrence was not considered a discontinued operation and the results of operations are presented in continuing operations. Sales of real estate during 2013 were considered discontinued operations.
See Note 16 to Condensed Consolidated Financial Statements for further information regarding asset sales and discontinued operations for the three and six months ended June 30, 2013.

Cash Flow Analysis

During the six months ended June 30, 2014, net cash provided by operating activities was $2.6 million compared to net cash provided of $0.2 million for the six months ended June 30, 2013. The favorable increase of $2.4 million is primarily the result of acquisition expenses of $3 million in 2013 associated with our acquisitions, partially offset by a decrease in working capital items of $0.8 million.

During the six months ended June 30, 2014, net cash provided by investing activities was $42.2 million compared to cash used in investing activities during the six months ended June 30, 2013 of $42.1 million. The year over year difference is primarily due to uses in 2013 of $77.6 million for our acquisitions of Wimberly, 22 Exchange and an investment in Prospect Park partially offset by proceeds of $39.1 from the sale of the remaining three buildings at Interchange Business Center in 2013 and $46.3 million from the sale of 1875 Lawrence in 2014.

During the six months ended June 30, 2014, net cash used in financing activities was $17.4 million compared to net cash provided by financing activities of $32.7 million for the six months ended June 30, 2013. The year over year difference is primarily the result of proceeds from notes payable of $47.6 million in 2013 related to the acquisitions of Wimberly and 22 Exchange partially offset by a decrease in distributions to noncontrolling interest holders, net of contributions, of $4.9 million. In addition, during the second quarter of 2013, we received reimbursement of $3.8 million of offering costs from an affiliate.

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) in the April 2002 “White Paper of Funds From Operations” which is net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property and impairments of depreciable real estate (including impairments of investments in unconsolidated joint ventures and partnerships which resulted from measurable decreases in the fair value of the depreciable real estate held by the joint venture or partnership), plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, subsidiaries, and noncontrolling interests as one measure to evaluate our operating performance. In October 2011, NAREIT clarified the FFO definition to exclude impairment charges of depreciable real estate (including impairments of investments in unconsolidated joint ventures and partnerships which resulted from measurable decreases in the fair value of the depreciable real estate held by the joint venture or partnership). The exclusion of impairment charges is not applicable for our second quarter 2014 and 2013 calculations of FFO as we recorded no impairments during those time periods.

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
Our calculation of FFO for the three and six months ended June 30, 2014 and 2013 is presented below ($ in thousands except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net income attributable to the Company	$9,184	$0.35	$6,015	$0.23	$6,300	$0.24	$1,682	$0.06
Adjustments for(1):
Real estate depreciation and amortization(2)	2,793	0.11	4,503	0.17	6,360	0.25	8,018	0.31
Gain on sale of real estate(3)	(11,445)	(0.44)	(10,569)	(0.40)	(11,445)	(0.44)	(10,569)	(0.40)
Funds from operations (FFO)	$532	$0.02	$(51)	$—	$1,215	$0.05	$(869)	$(0.03)

GAAP weighted average shares:
Basic and diluted		25,993		26,039		26,002		26,046
_________________________________

(1)	Reflects continuing operations, as well as discontinued operations. There were no discontinued operations for the three or six months ended June 30, 2014.

(2)	Includes our consolidated amount and the noncontrolling interest adjustment for the third-party partners’ share.

(3)
For the three and six months ended June 30, 2014, includes the gain on the sale of real estate related to the 1875 Lawrence office building. For the three and six months ended June 30, 2013, includes our proportionate share of the gain on the sale of real estate related to the remaining three buildings at Interchange Business Center.

Provided below is additional information related to selected items included in net gain (loss) above, which may be helpful in assessing our operating results.

•
Straight-line rent was a charge of less than $0.1 million recognized in rental revenues for the three and six months ended June 30, 2014. Straight-line rent was income of $0.1 million and $0.3 million recognized in rental revenues for the three and six months ended June 30, 2013, respectively, and includes amounts recognized in discontinued operations. The noncontrolling interest portion of straight-line rent was a charge of less than $0.1 million and was revenue of less than $0.1 million for the six months ended June 30, 2014 and 2013, respectively.

•
Net above/below market lease amortization of less than $0.1 million was recognized as a decrease to rental revenue for the six months ended June 30, 2014 and 2013.  The noncontrolling interest portion of net above/below market lease amortization for the six months ended June 30, 2014 and 2013 was less than $0.1 million.

•
Amortization of deferred financing costs of $0.2 million and $0.4 million was recognized as interest expense for our notes payable for the three and six months ended June 30, 2014, respectively. Amortization of deferred financing costs of $0.2 million and $0.5 million was recognized as interest expense for our notes payable for the three and six months ended June 30, 2013, respectively.

•
We recognized acquisition expense of $3.1 million for the six months ended June 30, 2013 primarily due to expenses incurred as a result of our acquisition of both Wimberly and 22 Exchange.  We did not have any acquisitions during the six months ended June 30, 2014.

In addition, cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders.

Distributions

Distributions are authorized at the discretion of our board of directors based on its analysis of our performance over the previous periods and expectations of performance for future periods. These analyses may include actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, general financial and market conditions, proceeds from asset sales and other factors that our board deems relevant. The board’s decision will be substantially influenced by its obligation to ensure that we maintain our federal tax status as a REIT. We cannot provide assurance that we will pay distributions at any particular level, or at all.

We have paid and may in the future pay some or all of our distributions from sources other than operating cash flow. We have, for example, generated cash to pay distributions from sales activities and financing activities, components of which included proceeds from the Offerings and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow. We have also utilized cash from refinancing and dispositions, the components of which may represent a return of capital and/or the gains on sale. In addition, from time to time, our Advisor may agree to waive or defer all or a portion of the acquisition, asset management or other fees or incentives due to it, pay general administrative expenses or otherwise supplement investor returns which may increase the amount of cash that we have available to pay distributions to our stockholders.
We did not pay any distributions to stockholders during the six months ended June 30, 2014 and 2013.  Future distributions declared and paid may exceed cash flow from operating activities or funds from operations until such time as we invest in additional real estate or real estate-related assets at favorable yields and our investments reach stabilization.
Our board of directors suspended accepting Ordinary Redemptions effective April 1, 2012 until further notice. On May 15, 2014, our board of directors adopted the Third Amended and Restated Share Redemption Program and reopened the share redemption program for Ordinary Redemptions, to be effective on that date. The board of directors also determined to increase the cash available for redemptions from $1 million to no more than $10 million in any twelve-month period.  We expect the board of directors to first consider requests for Ordinary Redemptions in July and quarterly thereafter.

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

Investment in Unconsolidated Joint Venture

We provide funding to third party developers for the acquisition, development and construction of real estate.  Under the ADC Arrangement, we may participate in the residual profits of the project through the sale or refinancing of the property.  We evaluate these arrangements to determine if they have characteristics similar to a loan or if the characteristics are more similar to a joint venture or partnership such as participating in the risks and rewards of the project as an owner or an investment partner.  When we determine that the characteristics are more similar to a jointly-owned investment or partnership, we account for the arrangement as an investment in an unconsolidated joint venture under the equity method of accounting or a direct investment (consolidated basis of accounting) instead of applying loan accounting.  The ADC Arrangement is reassessed at each reporting period. See Note 8 for further discussion.

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

We believe the carrying value of our operating real estate is currently recoverable.  Accordingly, there were no impairment charges for the six months ended June 30, 2014 and 2013.  However, if market conditions worsen unexpectedly or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

As of June 30, 2014, we maintained approximately $2.4 million in Euro-denominated accounts at European financial institutions.  We currently have two investments in Europe.  As the cash is held in the same currency as the real estate assets and related loans, we believe that we are not materially exposed to any significant foreign currency fluctuations related to these accounts as it relates to ongoing property operations.  Material movements in the exchange rate of Euros could materially impact distributions from our foreign investments.

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $195.1 million in notes payable at June 30, 2014, $64.7 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.6 million.

Interest rate caps classified as assets were reported at their combined fair value of less than $0.1 million within prepaid expenses and other assets at June 30, 2014.  A 100 basis point decrease in interest rates would result in a less than $0.1 million net decrease in the fair value of our interest rate caps.  A 100 basis point increase in interest rates would result in a $0.2 million net increase in the fair value of our interest rate caps.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 30, 2014, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
 The terms on which we redeem shares may differ between redemptions upon a stockholder’s death, “qualifying disability” (as defined in the share redemption program) or confinement to a long-term care facility (collectively, “Exceptional Redemptions”) and all other redemptions (“Ordinary Redemptions”).  Our board of directors determined to suspend until further notice accepting Ordinary Redemptions effective April 1, 2012. On May 15, 2014, our board of directors adopted the Third Amended and Restated Share Redemption Program and reopened the share redemption program for Ordinary Redemptions, to be effective on that date. We expect the board of directors to first consider requests for Ordinary Redemptions in July and quarterly thereafter.
 The per share redemption price for Ordinary Redemptions equals the lesser of 80% of (a) our current estimated value per share and (b) the average price per share the investor paid for all of his shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) less the Special Distributions (as defined in the share redemption program).  The per share redemption price for Exceptional Redemptions equals the lesser of 90% of (a) our current estimated value per share and (b) the average price per share the investor paid for all of his shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) less the Special Distributions.
As of August 1, 2013, our estimated value per share was $10.09.  Effective September 15, 2014, in accordance with our Amended and Restated Policy for Estimation of Common Stock Value adopted March 20, 2012, our estimated value per share will be $9.59, which reflects an adjustment to our previously published estimated value per share to account for payment of the special distribution to stockholders of record as of September 15, 2014, in a per share amount of $0.50.  See Note 17, Subsequent Events. For a full description of the methodologies used to estimate the value of our common stock as of August 1, 2013, see Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Market Information" included in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
 Any shares approved for redemption will be redeemed on a periodic basis as determined from time to time by our board of directors, and no less frequently than annually.  We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, the cash available for redemption is limited to no more than $10 million (an increase from $1 million) in any twelve-month period.  The redemption limitations apply to all redemptions, whether Ordinary or Exceptional Redemptions.

 During the three months ended June 30, 2014, our board of directors redeemed all six Exceptional Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 13,727 shares redeemed for $0.1 million (approximately $8.52 per share).  All redemptions were funded with cash on hand.
Any Ordinary Redemption requests submitted while Ordinary Redemptions were suspended were returned to investors and must be resubmitted. We gave all stockholders notice that we were resuming Ordinary Redemptions, so that all stockholders would have an equal opportunity to submit shares for redemption. Any redemption requests will be honored pro rata among all requests received based on funds available.  Requests will not be honored on a first come, first served basis.
     During the quarter ended June 30, 2014, and prior to May 15, 2014 when our board of directors reopened the share redemption program for Ordinary Redemptions, we redeemed shares as follows:

2014	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
April	13,727	$8.52	13,727	(1)
May	—	—	—
June	—	—	—
	13,727	$8.52	13,727
  _______________________________

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

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

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

Dated: August 12, 2014	By:	/s/ Andrew J. Bruce
Andrew J. Bruce
Chief Financial Officer
Principal Financial Officer

Index to Exhibits

Exhibit Number	Description

3.1	Third Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to Form 10-Q filed on November 14, 2012

3.2	Second Amended and Restated Bylaws, as amended by Amendment No. 1.

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 28, 2013)

99.1
Third Amended and Restated Share Redemption Program of Behringer Harvard Opportunity REIT II, Inc. adopted as of May 15, 2014 (incorporated by reference to Exhibit 99.2 to Form 8-K filed on May 16, 2014)

10.1*
Fourth Amended and Restated Advisory Management Agreement by and between Behringer Harvard Opportunity REIT II, Inc. and Behringer Harvard Opportunity Advisors II, LLC, dated June 6, 2014, effective as of January 1, 2014

10.2*
First Amendment to Amended and Restated Property Management and Leasing Agreement by and between Behringer Harvard Opportunity REIT II, Inc. and Behringer Harvard Opportunity Advisors II, LLC, dated June 6, 2014, effective as of January 1, 2014

10.3*	Purchase Agreement between Behringer Harvard 1875 Lawrence, LLC, as seller, and Bridge Acquisitions and Dispositions, LLC, as purchaser, dated May 1, 2014

10.4*	Reinstatement and First Amendment to Purchase Agreement by and between Behringer Harvard 1875 Lawrence, LLC, as seller, and Bridge Acquisitions and Dispositions, LLC, as purchaser, dated May 16, 2014

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*	Section 1350 Certification**

32.2*	Section 1350 Certification**

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on August 12, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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