Form 10-Q
period 2014-09-30
Behringer Harvard Opportunity REIT II, Inc.
filed 2014-11-13
CIK 1387061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Yes ☐ No ☒

As of October 31, 2014, Behringer Harvard Opportunity REIT II, Inc. had 25,801,669 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.
FORM 10-Q
Quarter Ended September 30, 2014

PART I
FINANCIAL INFORMATION
Item 1.                 Financial Statements.
Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except shares)
(unaudited)

	September 30, 2014	December 31, 2013
Assets
Real estate
Land and improvements, net	$55,690	$65,407
Buildings and improvements, net	189,360	219,523
Real estate under development	2,294	99
Total real estate	247,344	285,029
Cash and cash equivalents	105,180	94,877
Restricted cash	5,123	5,343
Accounts receivable, net	1,807	3,017
Prepaid expenses and other assets	1,801	1,196
Investment in unconsolidated joint venture	12,355	11,985
Furniture, fixtures and equipment, net	7,200	7,923
Deferred financing fees, net	2,240	3,185
Lease intangibles, net	1,040	1,820
Income taxes receivable	167	—
Total assets	$384,257	$414,375
Liabilities and Equity
Notes payable	$193,243	$212,037
Accounts payable	1,238	513
Payables to related parties	525	840
Acquired below-market leases, net	242	324
Distributions payable to noncontrolling interest	18	20
Income taxes payable	—	183
Accrued and other liabilities	7,552	7,669
Total liabilities	202,818	221,586

Commitments and contingencies	—	—

Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 25,908,217 and 26,015,980 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	3	3
Additional paid-in capital	232,040	232,903
Accumulated distributions and net loss	(58,664)	(49,520)
Accumulated other comprehensive income	24	498
Total Behringer Harvard Opportunity REIT II, Inc. equity	173,403	183,884
Noncontrolling interest	8,036	8,905
Total equity	181,439	192,789
Total liabilities and equity	$384,257	$414,375
See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Rental revenue	$7,545	$7,615	$23,315	$20,564
Hotel revenue	3,812	3,982	12,313	10,994
Total revenues	11,357	11,597	35,628	31,558
Expenses
Property operating expenses	2,944	2,857	8,293	6,975
Hotel operating expenses	3,028	3,008	9,037	8,496
Interest expense, net	1,785	2,053	5,903	5,776
Real estate taxes	1,144	1,278	3,909	3,418
Property management fees	380	399	1,209	1,090
Asset management fees	601	990	1,669	2,535
General and administrative	1,125	1,225	3,082	2,858
Acquisition expense	4	996	30	4,053
Depreciation and amortization	3,167	3,447	10,229	10,202
Total expenses	14,178	16,253	43,361	45,403
Interest income, net	62	25	162	83
Loss on early extinguishment of debt	—	—	(454)	—
Other income (loss)	(21)	28	(24)	37
Loss from continuing operations before gain on sale of real estate and income tax benefit	(2,780)	(4,603)	(8,049)	(13,725)
Gain on sale of real estate	9	—	11,454	—
Income tax benefit	127	—	127	—
Income (loss) from continuing operations	(2,644)	(4,603)	3,532	(13,725)
Income from discontinued operations	—	16,952	—	31,134
Net income (loss)	(2,644)	12,349	3,532	17,409
Noncontrolling interest in continuing operations	154	182	278	560
Noncontrolling interest in discontinued operations	—	(1,691)	—	(5,447)
Net (income) loss attributable to the noncontrolling interest	154	(1,509)	278	(4,887)
Net income (loss) attributable to the Company	$(2,490)	$10,840	$3,810	$12,522
Amounts attributable to the Company
Continuing operations	$(2,490)	$(4,421)	$3,810	$(13,165)
Discontinued operations	—	15,261	—	25,687
Net income (loss) attributable to the Company	$(2,490)	$10,840	$3,810	$12,522
Weighted average shares outstanding:
Basic and diluted	25,935	26,032	25,980	26,041
Net income (loss) per share
Continuing operations	$(0.10)	$(0.17)	$0.15	$(0.51)
Discontinued operations	—	0.59	—	0.99
Basic and diluted income (loss) per share	$(0.10)	$0.42	$0.15	$0.48
Distributions declared per common share	$0.50	$—	$0.50	$—
Comprehensive income (loss):
Net income (loss)	$(2,644)	$12,349	$3,532	$17,409
Other comprehensive income (loss):
Reclassification of unrealized loss on interest rate derivatives to net income	18	18	55	106
Foreign currency translation gain (loss)	(492)	262	(519)	135
Total other comprehensive income (loss)	(474)	280	(464)	241
Comprehensive income (loss)	(3,118)	12,629	3,068	17,650
Comprehensive income (loss) attributable to noncontrolling interest	151	(1,513)	268	(4,897)
Comprehensive income (loss) attributable to the Company	$(2,967)	$11,116	$3,336	$12,753

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Convertible Stock		Common Stock			Accumulated Distributions and Net Income(Loss)	Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital			Noncontrolling Interest	Total Equity
Balance at January 1, 2013	1	$—	26,060	$3	$233,283	$(58,249)	$126	$11,370	$186,533
Net income						12,522		4,887	17,409
Redemption of common stock			(41)		(354)				(354)
Contributions from noncontrolling interest								4,655	4,655
Distributions to noncontrolling interest								(11,394)	(11,394)
Other comprehensive loss:
Reclassification of unrealized losses on interest rate derivatives to net income							96	10	106
Foreign currency translation gain							135		135
Balance at September 30, 2013	1	$—	26,019	$3	$232,929	$(45,727)	$357	$9,528	$197,090

Balance at January 1, 2014	1	$—	26,016	$3	$232,903	$(49,520)	$498	$8,905	$192,789
Net income						3,810		(278)	3,532
Redemption of common stock			(108)		(863)				(863)
Distributions declared on common stock						(12,954)			(12,954)
Contributions from noncontrolling interest								82	82
Distributions to noncontrolling interest								(683)	(683)
Other comprehensive income:
Reclassification of unrealized loss on interest rate derivatives to net income							45	10	55
Foreign currency translation loss							(519)		(519)
Balance at September 30, 2014	1	$—	25,908	$3	$232,040	$(58,664)	$24	$8,036	$181,439

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$3,532	$17,409
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	10,146	12,828
Amortization of deferred financing fees	588	725
Gain on sale of real estate	(11,454)	(31,520)
Loss on early extinguishment of debt	454	260
Loss on derivatives	188	76
Change in operating assets and liabilities:
Accounts receivable	(14)	(361)
Prepaid expenses and other assets	(573)	214
Accounts payable	745	(364)
Accrued and other liabilities	(422)	1,533
Payables to related parties	(315)	96
Addition of lease intangibles	(283)	(602)
Cash provided by operating activities	2,592	294
Cash flows from investing activities:
Acquisition deposits reimbursed	500	250
Purchases of real estate	—	(74,685)
Investment in unconsolidated joint venture	(370)	(14,302)
Return of investment in unconsolidated joint ventures	—	2,444
Proceeds from sale of real estate	46,300	83,470
Additions of property and equipment	(6,878)	(6,159)
Change in restricted cash	220	(2,026)
Cash provided by (used in) investing activities	39,772	(11,008)
Cash flows from financing activities:
Financing costs	(101)	(1,228)
Proceeds from notes payable	—	47,653
Payments on notes payable	(17,212)	(12,611)
Purchase of interest rate derivatives	—	(133)
Payment of loan deposits	(170)	—
Redemptions of common stock	(863)	(354)
Offering costs receivable from related party	—	3,832
Distributions paid on common stock	(12,954)	—
Contributions from noncontrolling interest holders	82	4,655
Distributions to noncontrolling interest holders	(683)	(7,041)
Cash provided by (used in) financing activities	(31,901)	34,773
Effect of exchange rate changes on cash and cash equivalents	(160)	34
Net change in cash and cash equivalents	10,303	24,093
Cash and cash equivalents at beginning of period	94,877	77,752
Cash and cash equivalents at end of period	$105,180	$101,845
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
We acquire and operate commercial real estate and real estate-related assets.  In particular, we focus generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  In addition, our investment strategy also includes investments in real estate-related assets that present opportunities for higher current income. Such investments may have capital gain characteristics, whether as a result of a discount purchase or related equity participations.  We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties.  These properties may be existing, income-producing properties, newly constructed properties, or properties under development or construction.  They may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multi-tenant use.  We may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  Further, we also may originate or invest in collateralized mortgage-backed securities and mortgage, bridge or mezzanine loans, or in entities that make investments similar to the foregoing.  We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions.  As of September 30, 2014, we had 12 real estate investments, 11 of which were consolidated into our condensed consolidated financial statements (one wholly owned and ten properties consolidated through investments in joint ventures).
Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware (“Behringer Harvard Opportunity OP II”).  As of September 30, 2014, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, was the sole general partner of Behringer Harvard Opportunity OP II and owned a 0.1% partnership interest in Behringer Harvard Opportunity OP II.  As of September 30, 2014, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of Behringer Harvard Opportunity OP II and owned the remaining 99.9% interest in Behringer Harvard Opportunity OP II.
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
As of September 30, 2014, we had issued 26.7 million shares of our common stock, including 22,471 shares owned by BHH and 2.2 million shares issued through the distribution reinvestment plan (the “DRP”).  As of September 30, 2014, we had redeemed 0.8 million shares of our common stock and had 25.9 million shares of common stock outstanding.  As of September 30, 2014, we had 1,000 shares of convertible stock held by an affiliate of BHH.
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
The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheet as of September 30, 2014, the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013 and condensed consolidated statements of equity and cash flows for the nine months ended September 30, 2014 and 2013 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our condensed consolidated financial position as of September 30, 2014 and December 31, 2013 and our condensed consolidated results of operations and cash flows for the periods ended September 30, 2014 and 2013.  Such adjustments are of a normal recurring nature.
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
The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods believed to be used by market participants.  The value of hotels and all other buildings is depreciated over the estimated useful lives of 39 years and 25 years, respectively, using the straight-line method.
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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Anticipated amortization expense associated with the acquired lease intangibles for each of the following five years as of September 30, 2014 is as follows:

Year	Lease / Other Intangibles
October 1, 2014 - December 31, 2014	$32
2015	121
2016	106
2017	58
2018	23

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

September 30, 2014	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost	$212,185	$57,613	$3,936	$(587)
Less: depreciation and amortization	(22,825)	(1,923)	(2,896)	345
Net	$189,360	$55,690	$1,040	$(242)

December 31, 2013	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost	$241,881	$66,828	$8,102	$(768)
Less: depreciation and amortization	(22,358)	(1,421)	(6,282)	444
Net	$219,523	$65,407	$1,820	$(324)
Real Estate Held for Sale and Discontinued Operations
We classify properties as held for sale when certain criteria are met, in accordance with GAAP.  At that time we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property.  Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell.  We had no property classified as held for sale at September 30, 2014 or December 31, 2013.
Effective as of April 1, 2014, we adopted the revised guidance regarding discontinued operations as further discussed in Note 4, New Accounting Pronouncements. For sales of real estate or assets classified as held for sale after April 1, 2014, we will evaluate whether a disposal transaction meets the criteria of a strategic shift and will have a major effect on our operations and financial results to determine if the results of operations and gains on sale of real estate will be presented as part of our continuing operations or as discontinued operations in our consolidated statements of operations. If the disposal represents a strategic shift, it will be classified as discontinued operations for all periods presented; if not, it will be presented in continuing operations.
Investment Impairment
For all of our real estate and real estate related investments, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  Examples of the types of events and circumstances that would cause management to assess our assets for potential impairment include, but are not limited to:  a significant decrease in the market price of an asset; a significant adverse change in the manner in which the asset is being used; an accumulation of costs in excess of the acquisition basis plus construction of the property; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers and changes in the global and local markets or economic conditions.  Our assets may at times be concentrated in limited geographic locations and, to the extent that our portfolio is concentrated in limited geographic locations, downturns specifically related to such regions may result in tenants defaulting on their lease obligations at a portion of our properties within a short time period, which may result in asset impairments.  When such events or changes in circumstances are present, we assess potential impairment by

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  These projected cash flows are prepared internally by the Advisor and reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Chief Executive Officer and Chief Financial Officer review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions that are consistent with market data or with assumptions that would be used by a third-party market participant and assume the highest and best use of the investment. We consider trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.
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
We believe the carrying value of our operating real estate is currently recoverable.  Accordingly, there were no impairment charges for the nine months ended September 30, 2014 and 2013.  However, if market conditions worsen unexpectedly or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.
Investment in Unconsolidated Joint Venture
We provide funding to third party developers for the acquisition, development and construction of real estate (“ADC Arrangement”).  Under the ADC Arrangement, we may participate in the residual profits of the project through the sale or refinancing of the property.  We evaluate this arrangement to determine if they have characteristics similar to a loan or if the characteristics are more similar to a joint venture or partnership such as participating in the risks and rewards of the project as an owner or an investment partner.  When we determine that the characteristics are more similar to a jointly-owned investment or partnership, we account for the arrangement as an investment in an unconsolidated joint venture under the equity method of accounting or a direct investment (consolidated basis of accounting) instead of applying loan accounting. The ADC Arrangement is reassessed at each reporting period. See Note 8, Investment in Unconsolidated Joint Venture, for further discussion.
Revenue Recognition
We recognize rental income generated from leases of our operating properties on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Straight-line rent was income of less than $0.1 million recognized in rental revenues for the three and nine months ended September 30, 2014. Straight-line rent was income of $0.1 million and $0.4 million recognized in rental revenues for the three and nine months ended September 30, 2013, respectively, and included amounts recognized in discontinued operations. Leases associated with our multifamily, student housing, hotel and self-storage assets are generally short-term in nature, and thus have no straight-line rent. Net below-market lease amortization of less than $0.1 million was recognized in rental revenues for the three and nine months ended September 30, 2014. Net below-market lease amortization of less than $0.1 million was recognized in rental revenues for the three and nine months ended September 30, 2013 and includes amounts recognized in discontinued operations.
Hotel revenue is derived from the operations of the Courtyard Kauai at Coconut Beach Hotel and consists primarily of guest room, food and beverage, and other ancillary revenues such as laundry and parking. Hotel revenue is recognized as the services are rendered.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accounts Receivable
Accounts receivable primarily consist of receivables related to our consolidated properties of $1.8 million and $3 million as of September 30, 2014 and December 31, 2013, respectively, and included straight-line rental revenue receivables of $0.4 million and $1 million as of September 30, 2014 and December 31, 2013, respectively.
Furniture, Fixtures, and Equipment
Furniture, fixtures, and equipment are recorded at cost and are depreciated according to the Company’s capitalization policy which uses the straight-line method over their estimated useful lives of five to seven years.  Maintenance and repairs are charged to operations as incurred.  Accumulated depreciation associated with our furniture, fixtures, and equipment was $5.8 million and $4.2 million as of September 30, 2014 and December 31, 2013, respectively.
Deferred Financing Fees
Deferred financing fees are recorded at cost and are amortized to interest expense of our notes payable using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $2 million and $1.8 million as of September 30, 2014 and December 31, 2013, respectively.
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
The Euro is the functional currency for the operations of Holstenplatz and Alte Jakobstraße. We also maintain a Euro-denominated bank account that is translated into U.S. dollars at the current exchange rate at each reporting period. For the three and nine months ended September 30, 2014, the foreign currency translation adjustment was a loss of $0.5 million. For the three and nine months ended September 30, 2013, the foreign currency translation adjustment was a gain of $0.3 million and $0.1 million, respectively.
Concentration of Credit Risk
At September 30, 2014 and December 31, 2013, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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
Earnings per Share
Net income (loss) per share is calculated based on the weighted average number of common shares outstanding during each period.  The weighted average shares outstanding used to calculate both basic and diluted income (loss) per share were the same for the three and nine months ended September 30, 2014 and 2013, as there were no potentially dilutive securities outstanding.
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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In July 2014, the FASB issued an update ("ASU 2014-15"), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires management's assessment of a company's ability to continue as a going concern and provide related footnote disclosures when conditions give rise to substantial doubt about a company's ability to continue as a going concern within one year from the financial statement issuance date. ASU 2014-15 applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. We are currently evaluating the impact of the adoption of ASU 2014-15 on our consolidated financial statements.

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
We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2014, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

September 30, 2014	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$46	$—	$46

December 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$174	$—	$174

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
As of September 30, 2014 and December 31, 2013, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable to noncontrolling interests were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.  The notes payable of $193.2 million and $212 million as of September 30, 2014 and December 31, 2013, respectively, have a fair value of approximately $193.1 million and $207.8 million as of September 30, 2014 and December 31, 2013, respectively, based upon interest rates for debt with similar terms and remaining maturities that management believes we could obtain.  The fair value of the notes payable is categorized as a Level 2 basis.  The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities.  The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.  Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2014 and December 31, 2013.

7.       Real Estate and Real Estate-Related Investments
As of September 30, 2014, we consolidated 11 real estate assets. The following table presents certain information about our consolidated investments as of September 30, 2014:

Property Name	Description	Location	Date Acquired	Ownership Interest
Holstenplatz	Office building	Hamburg, Germany	June 30, 2010	100%
Gardens Medical Pavilion(1)	Medical office building	Palm Beach Gardens, Florida	October 20, 2010	79.8%
Courtyard Kauai Coconut Beach Hotel	Hotel	Kauai, Hawaii	October 20, 2010	80%
River Club and the Townhomes at River Club	Student housing	Athens, Georgia	April 25, 2011	85%
Babcock Self Storage	Self storage	San Antonio, Texas	August 30, 2011	85%
Lakes of Margate	Multifamily	Margate, Florida	October 19, 2011	92.5%
Arbors Harbor Town	Multifamily	Memphis, Tennessee	December 20, 2011	94%
Alte Jakobstraße	Office building	Berlin, Germany	April 5, 2012	99.7%
Wimberly at Deerwood (“Wimberly”)	Multifamily	Jacksonville, Florida	February 19, 2013	95%
22 Exchange	Student housing	Akron, Ohio	April 16, 2013	90%
Parkside Apartments (“Parkside”)	Multifamily	Sugar Land, Texas	August 8, 2013	90%
_____________________________

(1)
We acquired a portfolio of eight medical office buildings, known as the Original Florida MOB Portfolio on October 8, 2010.  We acquired a medical office building known as Gardens Medical Pavilion on October 20, 2010.  Collectively, the Original Florida MOB Portfolio and Gardens Medical Pavilion were referred to as the Florida MOB Portfolio.  The Florida MOB Portfolio consisted of nine medical office buildings.  On September 20, 2013, we sold the Original Florida MOB Portfolio. As of September 30, 2014, we own approximately 79.8% of the ninth building, Gardens Medical Pavilion.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Real Estate Asset Disposition
1875 Lawrence
On May 30, 2014, we sold 1875 Lawrence for a contract sales price of approximately $46.7 million. We recorded a gain on sale of real estate property of $11.5 million and loss on early extinguishment of debt of $0.5 million which was comprised of the write-off of deferred financing fees of $0.4 million and an early termination fee of $0.1 million. A portion of the proceeds from the sale were used to pay off in full the existing indebtedness of approximately $15.6 million associated with the office building. The disposal of the 1875 Lawrence property does not represent a strategic shift, therefore it is presented in continuing operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014. Any sales of real estate prior to April 1, 2014 that were reported in discontinued operations in prior reporting periods will continue to be reported as discontinued operations.
Sales of Real Estate Reported in Continuing Operations
The following table presents our sale of real estate for the nine months ended September 30, 2014 (in millions):

Date of Sale	Property	Ownership Interest	Sales Contract Price	Net Cash Proceeds	Gain on Sale of Real Estate
May 30, 2014	1875 Lawrence	100%	$46.7	$46.3	$11.5
The following table presents net income attributable to the Company for the three and nine months ended September 30, 2014 and 2013 related to the 1875 Lawrence office building sold in 2014. Net income for the nine months ended September 30, 2014 includes the gain on sale of real estate (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) attributable to the Company	$—	$(0.6)	$9.9	$(1.4)
Discontinued Operations
As discussed in Note 4, New Accounting Pronouncements, we adopted the provisions of the recently issued FASB guidance regarding the reporting of discontinued operations. Accordingly, we have no discontinued operations for the three or nine months ended September 30, 2014. See Note 16, Asset Sales and Discontinued Operations, for additional disclosures regarding discontinued operations for the three and nine months ended September 30, 2013.

8.                                    Investment in Unconsolidated Joint Venture
On May 24, 2013, we (the “Lender”) provided mezzanine financing totaling $13.7 million, (the “Initial Advance”) to an unaffiliated third-party entity that owns and is developing an apartment complex in Denver, Colorado (“Prospect Park”).  The developer also has a senior construction loan with a third-party senior construction lender (the “Senior Lender”), in an aggregate original principal amount of $35.6 million.  The senior construction loan is guaranteed by the owners of the developer.  We also have a completion guaranty from the developer. Our mezzanine loan to the developer is subordinate to the senior construction loan and is collateralized by the property. Our Initial Advance has an annual stated interest rate of 10% for the first three years of the term, followed by two one-year extension options at which point the annual interest rate would increase to 14%. We evaluated this ADC Arrangement and determined that the characteristics are similar to a jointly-owned investment or partnership, and accordingly, the investment was accounted for as an unconsolidated joint venture under the equity method of accounting instead of loan accounting since we will participate in the residual interests through the sale or refinancing of the property.
Due to projected cost overruns in excess of the budget associated with the construction of Prospect Park, an event of default was declared by the senior construction lender on April 28, 2014. In accordance with our rights under the mezzanine loan, we also declared an event of default on May 5, 2014. In order to remedy the events of default, the following terms were agreed upon, based on negotiations between the developer and the senior construction lender, as well as with us: (i) the developer covered cost overruns totaling $6.6 million; (ii) we amended our mezzanine loan with the developer to increase our financing to $15.3 million, an increase of $1.5 million (the “Additional Advance”); and (iii) the senior construction lender

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

amended their loan to increase the amount they financed to $40 million, an increase of $4.4 million. The terms of our Initial Advance remained the same under the amended loan agreement. The terms of the Additional Advance are the same as the Initial Advance with exception of the interest rate which is 18% on the Additional Advance.
We considered the impact of these events on the accounting treatment and determined the ADC Arrangement will continue to be accounted for as an unconsolidated joint venture under the equity method of accounting. We will continue to monitor this situation and any impact these events might have on our ability to ultimately realize our investment. The ADC Arrangement is reassessed at each reporting period.
As of September 30, 2014, the outstanding principal balance under our mezzanine loan was $13.7 million. Interest capitalized for the three and nine months ended September 30, 2014 was $0.1 million and $0.4 million, respectively.  Interest capitalized for the three and nine months ended September 30, 2013 was $0.1 million and $0.2 million, respectively.  For the three and nine months ended September 30, 2014 and 2013, we recorded no equity in earnings (losses) of unconsolidated joint venture related to our investment in Prospect Park.
The following table sets forth our ownership interest in Prospect Park:

Property Name	Ownership Interest at September 30, 2014	Carrying Amount at September 30, 2014
Prospect Park	N/A	$12,355	(1)
  ______________________________

(1)
For the year ended December 31, 2013, approximately $2 million of the $2.4 million of distributions was an interest reserve funded at closing (classified as restricted cash on the condensed consolidated balance sheet). The balance of the interest reserve was $0.1 million at September 30, 2014.

9.                                      Notes Payable
The following table sets forth information on our notes payable as of September 30, 2014 and December 31, 2013:

	Notes Payable as of
Description	September 30, 2014	December 31, 2013	Interest Rate		Maturity Date
1875 Lawrence(1)	$—	$15,621	30-day LIBOR + 5.35%	(2)	1/1/2016
Holstenplatz	9,576	10,581	3.887%		4/30/2015
Courtyard Kauai at Coconut Beach Hotel	38,000	38,000	30-day LIBOR + .95%	(2)	11/9/2015
Florida MOB Portfolio - Gardens Medical Pavilion	13,770	14,040	4.9%		1/1/2018
River Club and the Townhomes at River Club	24,753	25,010	5.26%		5/1/2018
Babcock Self Storage	2,148	2,182	5.80%		8/30/2018
Lakes of Margate	14,796	14,966	5.49% and 5.92%		1/1/2020
Arbors Harbor Town	25,705	26,000	3.985%		1/1/2019
Alte Jakobstraße	7,394	8,275	2.3%		12/30/2015
Wimberly	26,685	26,685	30-day LIBOR + 2.28%	(2)	3/1/2023
22 Exchange	19,500	19,500	3.93%		5/5/2023
Parkside(3)	10,916	11,177	5%		6/1/2018
	$193,243	$212,037
_________________________________

(1)
On May 30, 2014, we sold the 1875 Lawrence office building to an unaffiliated third party.  A portion of the proceeds from the sale were used to pay off in full the existing indebtedness associated with the property.

(2)	30-day London Interbank Offer Rate ("LIBOR") was 0.15% at September 30, 2014.

(3)	Includes approximately $0.6 million of unamortized premium related to debt we assumed at acquisition.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

At September 30, 2014, our notes payable balance was $193.2 million and consisted of the notes payable related to our consolidated properties.  We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the Courtyard Kauai at Coconut Beach Hotel, Wimberly, 22 Exchange and Parkside notes payable. On May 30, 2014, we sold 1875 Lawrence for a contract sales price of approximately $46.7 million. We recorded a gain on sale of real estate property of $11.5 million and loss on early extinguishment of debt of $0.5 million, which was comprised of the write-off of deferred financing fees of $0.4 million and an early termination fee of $0.1 million. A portion of the proceeds from the sale were used to pay off in full the existing indebtedness of approximately $15.6 million associated with the office building. For the three and nine months ended September 30, 2014, we capitalized interest of $0.1 million and $0.4 million, respectively, in connection with our equity method investment in Prospect Park. Interest capitalized for the three and nine months ended September 30, 2013 was $0.1 million and $0.2 million, respectively.
We are subject to customary affirmative, negative, and financial covenants and representations, warranties and borrowing conditions, all as set forth in our loan agreements, including, among other things, maintaining minimum debt service coverage ratios, loan to value ratios and liquidity. As of September 30, 2014, we believe we were in compliance with the covenants under our loan agreements.
Our debt secured by Courtyard Kauai at Coconut Beach Hotel, with a balance of $38 million at September 30, 2014, matures on November 9, 2015. The loan has an 18-month renewal option to extend the term to May 9, 2017. Our debt secured by Holstenplatz and Alte Jakobstraße, with balances of $9.6 million and $7.4 million at September 30, 2014, respectively, also mature in 2015. We currently expect to pay-off or refinance these two loans by their respective maturity dates of April 30, 2015 and December 30, 2015.
The following table summarizes our contractual obligations for principal payments as of September 30, 2014:

Year	Amount Due
October 1, 2014 - December 31, 2014	$738
2015	56,755
2016	2,497
2017	2,724
2018	49,388
Thereafter	80,524
Total contractual obligations for principal payments	$192,626
Unamortized premium	617
Total notes payable	$193,243

10.                              Leasing Activity
Future minimum base rental payments of our office properties due to us under non-cancelable leases in effect as of September 30, 2014 for our consolidated properties are as follows:

Year	Amount Due
October 1, 2014 - December 31, 2014	$400
2015	173
2016	679
2017	591
2018	485
Thereafter	1,917
Total	$4,245

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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11.                              Derivative Instruments and Hedging Activities
We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations.  The hedging strategy of entering into interest rate caps and swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.  As of September 30, 2014, none of our derivative instruments were designated as hedging instruments. We have two interest rate caps as of September 30, 2014.
Derivative instruments classified as assets were reported at their combined fair values of less than $0.1 million and $0.2 million in prepaid expenses and other assets at September 30, 2014 and December 31, 2013, respectively. During the nine months ended September 30, 2014 and 2013, we recorded reclassifications of unrealized loss to interest expense of less than $0.1 million and $0.1 million, respectively, to adjust the carrying amount of the interest rate caps. The reclassification out of OCI in our statement of equity for the nine months ended September 30, 2014 and 2013 was due to all derivatives being designated as non-hedging instruments as of January 1, 2013 compared to being designated as hedging instruments as of December 31, 2012.
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
We renewed the interest rate cap for Courtyard Kauai Coconut Beach Hotel effective October 15, 2014 for a notional amount of $38 million and a maturity date of October 15, 2016. The cap rate will be 3% for the first year ending October 15, 2015 and 5% in the second year ending October 15, 2016.
The table below presents the fair value of our derivative financial instruments, as well as their classification on the consolidated balance sheets as of September 30, 2014 and December 31, 2013:

		Asset Derivatives
Derivatives not designated as hedging instruments:	Balance Sheet Location	September 30, 2014	December 31, 2013

Interest rate derivative contracts	Prepaid expenses and other assets	$46	$174
The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013:

Derivatives Not Designated as Hedging Instruments
Amount of Gain or (Loss)
Three months ended September 30,		Nine months ended September 30,
2014	2013	2014	2013
$(29)	$(46)	$(188)	$(76)

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12.                              Commitments and Contingencies
Income Taxes
In the fourth quarter of 2013, we accrued income tax expense for federal income tax purposes of $183,000 associated with estimated alternative minimum taxable income that could not be offset by our net operating loss carryforward. We paid the $183,000 income tax in the first quarter of 2014. During 2014, we determined that a tax loss could be claimed from one of our properties for assets that were replaced and permanently withdrawn from use at the property. This additional tax expense allowed a recovery of a portion of the AMT tax previously paid. As a result, we recorded an income tax benefit of $168,000 during the quarter ended September 30, 2014.
Operating Leases
On September 20, 2013, we sold the Original Florida MOB Portfolio. Prior to the sale, our operating leases consisted of ground leases on each of the original eight buildings acquired in connection with the purchase of the Original Florida MOB Portfolio.  Each ground lease was for a term of 50 years, with a 25-year extension option.  The annual payment for each ground lease increased by 10% every 5 years.  As of and for the nine months ended September 30, 2014, we do not have operating leases. For the nine months ended September 30, 2013, we incurred $0.2 million in lease expense related to our ground leases which is included in discontinued operations.

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
On August 8, 2014, our board of directors authorized a special distribution of $0.50 per share of common stock payable to stockholders of record as of September 15, 2014. The total special distribution of $13 million, which represents a portion of proceeds from asset sales, was paid on September 18, 2014. We did not pay any distributions to stockholders during the three and nine months ended September 30, 2013.
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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Advisor or its affiliates receive acquisition and advisory fees of 1.5% of the amount paid in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets. In addition, the Advisor and its affiliates will also receive acquisition and advisory fees of 1.5% of the funds advanced in respect of a loan investment. Before January 1, 2014, this rate was 2.5%. We incurred acquisition and advisory fees payable to the Advisor of less than $0.1 million for the nine months ended September 30, 2014 as a result of improvements made to our assets. We incurred acquisition and advisory fees payable to the Advisor of $2.4 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we had no acquisitions. During the nine months ended September 30, 2013, we made four separate real estate acquisitions, one of which was a loan investment.
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
In addition, the Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent that they are dedicated to making investments for us, such as wages and benefits of the investment personnel. The Advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the Advisor or its affiliates incur that are due to third parties or related to the additional services provided by the Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. For the nine months ended September 30, 2014 we incurred less than $0.1 million in acquisition expense reimbursements. For the nine months ended September 30, 2013, we incurred acquisition expense reimbursements of $0.2 million.
Beginning January 1, 2014, we pay the Advisor or its affiliates a debt financing fee of 0.5% of the amount available under any loan or line of credit made available to us and will pay directly all third party costs associated with obtaining the debt financing. Before January 1, 2014, we paid the Advisor a debt financing fee of 1%. We incurred no debt financing fees for the nine months ended September 30, 2014. We incurred debt financing fees of $0.5 million for the nine months ended September 30, 2013.
We pay the Advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable to us.  We incurred no such fees for the nine months ended September 30, 2014 and 2013.
Prior to January 1, 2014, we paid the Advisor or its affiliates a monthly asset management fee of one-twelfth of 1.0% of the sum of the higher of the cost or value of each asset. Pursuant to the Fourth Advisory Agreement, we pay the Advisor or its affiliates a monthly asset management fee which, effective January 1, 2014, is one-twelfth of 0.7% of the value of each asset. The value of our assets will be the value as determined in connection with the establishment and publication of an estimated value per share unless the asset was acquired after our publication of an estimated value per share (in which case the value of the asset will be the contract purchase price of the asset). In addition, pursuant to the Fourth Advisory Agreement, the Advisor agreed to waive asset management fees previously accrued during the period from August 2013 to December 2013 of $0.3 million. Therefore, we reversed this accrual in the second quarter of 2014. For the nine months ended September 30, 2014 and

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2013, we expensed $1.5 million and $2.4 million, respectively, of asset management fees. The totals for the nine months ended September 30, 2014 and 2013 include asset management fees related to our disposed properties.
Under the Fourth Advisory Agreement, beginning January 1, 2014, instead of reimbursing the Advisor for specific expenses paid or incurred in connection with providing services to us, we will pay the Advisor an administrative services fee based on a budget of expenses prepared by the Advisor. The administrative services fee is intended to reimburse for all costs associated with providing services to us under the Fourth Advisory Agreement. The administrative services fee is $1,775,000 per calendar year, payable in four equal quarterly installments within 45 days of the end of each calendar quarter beginning with calendar year 2014. Before the effective date of the Fourth Advisory Agreement, we reimbursed the Advisor or its affiliates for all expenses paid or incurred by them in connection with the services they provided us, subject to certain limitations. For the nine months ended September 30, 2014 and 2013, we incurred and expensed such costs for administrative services of $1,331,000 and $1,225,000, respectively.
Notwithstanding the fees and cost reimbursements described above, under our charter we may not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2014, our total operating expenses (including the asset management fee) were excessive. On November 11, 2014, our board of directors determined that the excess expenses were justified based on unusual and non-recurring factors.
We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity II Management Services, LLC (“BHO II Management”), or its affiliates, fees for the management, leasing, and construction supervision of our properties.  Before January 1, 2014, property management fees were 4.5% of the gross revenues of the properties managed by BHO II Management or its affiliates, plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  Effective January 1, 2014, we entered into the First Amendment to the Amended and Restated Property Management and Leasing Agreement, which reduced the property management fee paid to 4.0% of gross revenues of the properties managed by BHO II Management or its affiliates. In the event that we contract directly with a third-party property manager in respect of a property, BHO II Management or its affiliates receives an oversight fee equal to 0.5% of the gross revenues of the property managed.  In no event will BHO II Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay BHO II Management directly for its services, we will pay BHO II Management a management fee or oversight fee, as applicable, based only on our economic interest in the property.  We incurred and expensed property management fees or oversight fees to BHO II Management of approximately $0.4 million and $0.7 million for the nine months ended September 30, 2014 and 2013, respectively.
We pay the Advisor or its affiliates a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We incurred $0.1 million of construction management fees for each of the nine months ended September 30, 2014 and 2013.
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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

15.                              Supplemental Cash Flow Information
Supplemental cash flow information is summarized below:

	Nine months ended September 30,
Description	2014	2013
Interest paid, net of amounts capitalized	$5,572	$5,944
Income tax paid	196	—
Non-cash investing and financing activities:
Capital expenditures for real estate in accrued liabilities	705	478
Assumed debt on acquisition of real estate investment	—	11,306
Assumed debt on disposition of real estate investment	—	17,983
Accrued distributions to noncontrolling interest holder	18	4,353

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
On May 30, 2014, we sold 1875 Lawrence for a contract sales price of approximately $46.7 million. We recorded a gain on sale of real estate property of $11.5 million and loss on early extinguishment of debt of $0.5 million which was comprised of the write-off of deferred financing fees of $0.4 million and an early termination fee of $0.1 million. A portion of the proceeds from the sale were used to pay off in full the existing indebtedness of approximately $15.6 million associated with the office building. The disposal of the 1875 Lawrence property does not represent a strategic shift, therefore it is presented in continuing operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014. See Note 7, Real Estate and Real Estate-Related Investments, for further details.
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
We have classified the results of operations for the Interchange Business Center and the Original Florida MOB Portfolio into discontinued operations in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2013.
The following table summarizes the income from discontinued operations for the three and nine months ended September 30, 2013 (in thousands):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Rental revenue	$2,525	$8,635

Expenses
Property operating expenses	1,535	4,130
Interest expense	201	981
Real estate taxes	64	609
Property management fees	126	385
Asset management fees	—	50
Depreciation and amortization	712	2,606
Total expenses	2,638	8,761

Loss on early extinguishment of debt(1)	—	260
Loss from discontinued operations	(113)	(386)

Gain on sale of real estate	17,065	31,520
Income from discontinued operations	16,952	31,134
Income attributable to noncontrolling interests	(1,691)	(5,447)
Income from discontinued operations attributable to the Company	$15,261	$25,687

Capital expenditures	$—	$1,250
_________________________________
(1) Loss on early extinguishment of debt for the nine months ended September 30, 2013 was approximately $0.3 million and was comprised of the write-off of deferred financing fees of $0.1 million and an early termination fee of $0.2 million.
Changes in operating and investing noncash items related to discontinued operations were not significant for the three and nine months ended September 30, 2013.

17.                          Subsequent Events
Real Estate Asset Acquisition
On October 10, 2014, through a wholly-owned subsidiary of our operating partnership, we acquired a 435-unit multifamily community located in Dallas, Texas (“Lakewood Flats”), from an unaffiliated third party. The purchase price for Lakewood Flats, excluding closing costs, was $60.5 million, of which $27 million was paid in cash and the remaining $33.5 million was provided by a mortgage loan with the Prudential Insurance Company of America. We funded the cash portion of the purchase price with proceeds from asset sales. The loan bears interest at a variable annual rate of 30-day LIBOR plus 1.5% and requires monthly payments of interest only during its term, with the unpaid principal and interest due on the maturity date of November 5, 2019. The loan may be prepaid in its entirety at any time, subject to a prepayment penalty if prepaid before December 5, 2016.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Share Redemptions
On November 11, 2014, our board of directors approved redemptions for the fourth quarter of 2014 totaling 106,548 shares with an aggregate redemption payment of approximately $0.8 million. See  Part II, Item 2, “Unregistered Sale of Equity Securities and Use of Proceeds” included in this Quarterly Report on Form 10-Q for a full description of the price at which we redeem shares under our share redemption program.

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

•	our ability to secure leases at favorable rental rates;

•	unfavorable changes in laws or regulations impacting our business, our assets or our key relationships; and

•	factors that could affect our ability to qualify as a real estate investment trust.
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

Executive Overview
We acquire and operate commercial real estate and real estate-related assets.  In particular, we focus generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  In addition, our investment strategy also includes investments in real estate-related assets that present opportunities for higher current income. Such investments may have capital gain characteristics, whether as a result of a discount purchase or related equity participations.  We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily, and other real properties.  These properties may be existing, income-producing properties, newly constructed properties, or properties under development or construction.  They may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multi-tenant use.  We may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  Further, we also may originate or invest in collateralized mortgage-backed securities and mortgage, bridge or mezzanine loans, or in entities that make investments similar to the foregoing.  We expect to make our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions.  As of September 30, 2014, we had 12 real estate investments, 11 of which were consolidated into our condensed consolidated financial statements (one wholly owned and ten properties consolidated through investments in joint ventures).
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

Liquidity and Capital Resources
Our principal demands for funds will be for the (a) acquisition of real estate and real estate-related assets, (b) payment of operating expenses, (c) payment of interest and principal on our outstanding indebtedness and (d) special distributions.  Generally, we expect to meet cash needs for the payment of operating expenses and interest on our outstanding indebtedness from our cash flow from operations.  To the extent that our cash flow from operations is not sufficient to cover our operating expenses, interest on our outstanding indebtedness, redemptions or distributions, we expect to use borrowings and asset sales to fund such needs.
We continually evaluate our liquidity and ability to fund future operations and debt obligations.  As part of those analyses, we consider lease expirations and other factors.  Leases at our consolidated office properties representing 9% of our annualized base rent and 8% of our rentable square footage (effective monthly rent per square foot of $1.85) will expire by the end of 2014.  As a normal course of business, we are pursuing renewals, extensions and new leases.  If we are unable to renew or extend the expiring leases under similar terms or are unable to negotiate new leases, it would negatively impact our liquidity and adversely affect our ability to fund our ongoing operations.
We had cash and cash equivalents of $105.2 million at September 30, 2014. We expect to fund our short-term liquidity requirements by using cash on hand, cash flow from the operations of our investments and asset sales. Operating cash flows are expected to increase as additional stabilized real estate assets are added to the portfolio and our existing portfolio stabilizes.  To the extent our portfolio is concentrated in certain geographic regions, types of assets, industries or business sectors, downturns relating generally to such regions, assets, industry or business sectors may result in tenants defaulting on their lease obligations at a number of our properties within a short time period.  Such defaults could negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.

We may, but are not required to, establish capital reserves from cash flow generated by operating properties and other investments, or net sales proceeds from the sale of our properties and other investments.  Capital reserves are typically utilized for non-operating expenses such as tenant improvements, leasing commissions and major capital expenditures.  Alternatively, a lender may establish its own criteria for escrow of capital reserves.
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
Commercial real estate debt markets may experience volatility and uncertainty as a result of certain related factors, including the tightening of underwriting standards by lenders and credit rating agencies, macro-economic issues related to fiscal, tax and regulatory policies, and global financial issues arising from the European debt crisis and recessionary implications.  Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions, developments and investments.  This may result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders.  In addition, the disruptions in the debt markets may reduce the amount of capital that is available to finance real estate, which in turn could: (i) lead to a decline in real estate values generally; (ii) slow real estate transaction activity; (iii) reduce the loan to value ratio upon which lenders are willing to extend debt; and (iv) result in difficulty in refinancing debt as it becomes due, all of which may reasonably be expected to have a material adverse impact on the value of real estate investments and the revenues, income or cash flow from the operations of real properties and mortgage loans.
Debt Financings
We may, from time to time, obtain mortgage, bridge or mezzanine loans for acquisitions and investments, as well as property development.  We may obtain financing at the time an asset is acquired or an investment is made or at such later time as determined to be necessary, depending on multiple factors.
At September 30, 2014, our notes payable balance was $193.2 million and had a weighted average interest rate of 3.5% compared to a balance of $212 million and weighted average interest rate of 3.7% at December 31, 2013.  We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the Courtyard Kauai at Coconut Beach Hotel, Wimberly, 22 Exchange and Parkside notes payable.
Our debt secured by Courtyard Kauai at Coconut Beach Hotel with a balance of $38 million at September 30, 2014, matures on November 9, 2015. The loan has an 18-month renewal option to extend the term to May 9, 2017. Our debt secured by Holstenplatz and Alte Jakobstraße, with balances of $9.6 million and $7.4 million at September 30, 2014, respectively, also mature in 2015. We currently expect to pay-off or refinance these two loans by their respective maturity dates of April 30, 2015 and December 30, 2015.
Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios, loan to value ratios and liquidity.  As of September 30, 2014, we believe we were in compliance with the debt covenants under our loan agreements.

One of our principal long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of September 30, 2014 (in thousands):

	Payments Due by Period(1)
	October 1, 2014 -December 31, 2014	2015	2016	2017	2018	Thereafter	Total
Principal payments - variable rate debt	$—	$38,446	$536	$536	$535	$24,631	$64,684
Principal payments - fixed rate debt	738	18,309	1,961	2,188	48,853	55,893	127,942
Interest payments - variable rate debt (based on rates in effect as of September 30, 2014)	272	1,054	643	629	615	2,465	5,678
Interest payments - fixed rate debt	1,463	5,564	5,175	5,059	3,393	4,029	24,683
Total(2)	$2,473	$63,373	$8,315	$8,412	$53,396	$87,018	$222,987
_________________________________

(1)	Does not include approximately $0.6 million of unamortized premium related to debt we assumed on our acquisition of Parkside.

(2)	Does not include assumptions for any available extension options.

Results of Operations
As of September 30, 2014, we had 12 real estate investments, 11 of which were consolidated (one wholly owned and ten properties consolidated through investments in joint ventures). As of September 30, 2013, we had 13 real estate investments, 12 of which were consolidated. We made no acquisitions during the nine months ended September 30, 2014. We sold 1875 Lawrence in the second quarter of 2014. The results of operations for 1875 Lawrence will remain in continuing operations based on the new accounting treatment for discontinued operations which was issued in April 2014. See Note 4, New Accounting Pronouncements. During 2013, we completed one acquisition in the first quarter, two acquisitions, including an investment in an unconsolidated joint venture, in the second quarter, and one acquisition in the third quarter. We sold the remaining three buildings at Interchange Business Center in the second quarter of 2013 and the Original Florida MOB Portfolio in the third quarter of 2013, with results of operations for these two properties included in discontinued operations.
Three months ended September 30, 2014 as compared to the three months ended September 30, 2013.
The following table provides summary information about our results of operations for the three months ended September 30, 2014 and 2013 ($ in thousands):

	Three Months Ended September 30,
	2014	2013	Increase (Decrease)	Percentage Change	$ Change due to Acquisitions(1)	$ Change due to Dispositions(2)	$ Change due to Same Store (3)
Rental revenue	$7,545	$7,615	$(70)	(0.9)%	$295	$(636)	$271
Hotel revenue	3,812	3,982	(170)	(4.3)%	—	—	(170)
Property operating expenses	2,944	2,857	87	3.0%	162	(268)	193
Hotel operating expenses	3,028	3,008	20	0.7%	—	—	20
Interest expense, net	1,785	2,053	(268)	(13.1)%	45	(285)	(28)
Real estate taxes	1,144	1,278	(134)	(10.5)%	53	(185)	(2)
Property management fees	380	399	(19)	(4.8)%	12	(26)	(5)
Asset management fees(4)	601	990	(389)	(39.3)%	9	(210)	(188)
General and administrative	1,125	1,225	(100)	(8.2)%	n/a	n/a	n/a
Acquisition expense	4	996	(992)	(99.6)%	n/a	n/a	(992)
Depreciation and amortization	3,167	3,447	(280)	(8.1)%	64	(399)	55
Gain on sale of real estate	9	—	9	100.0%	—	9	—
______________________

(1)
Represents the dollar amount increase for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 related to real estate and real estate-related investments acquired on or after January 1, 2013.

(2)
Represents the dollar amount increase (decrease) for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 related to the disposition of 1875 Lawrence on May 30, 2014. The gain on sale of real estate during the three months ended September 30, 2014 is an adjustment to the gain on sale of 1875 Lawrence.

(3)
Represents the dollar amount increase (decrease) for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 with respect to real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store for the periods ended September 30, 2014 and 2013 include Holstenplatz, Gardens Medical Pavilion, River Club and the Townhomes at River Club, Babcock Self Storage, Lakes of Margate, Arbors Harbor Town, Courtyard Kauai Coconut Beach Hotel, Alte Jakobstraße, Wimberly at Deerwood and 22 Exchange.

(4)
Asset management fees payable to the Advisor are an obligation of the Company, and as such, asset management fees associated with all investments owned during the period are classified in continuing operations. Therefore, the amount above includes asset management fees associated with any property owned during a particular period, including those related to our disposed properties.

The following table reflects rental revenue and property operating expenses for the three months ended September 30, 2014 and 2013 for (i) our Same Store operating portfolio; (ii) our acquisition of Parkside Apartments in 2013; and (iii) our disposition of 1875 Lawrence on May 30, 2014 which is included in continuing operations (in thousands):

	Three Months Ended September 30,
Description	2014	2013	Change
Rental revenue
Same Store	$6,832	$6,561	$271
Acquisitions	732	437	295
Dispositions	(19)	617	(636)
Total rental revenue	$7,545	$7,615	$(70)

Property operating expenses
Same Store	$2,668	$2,475	$193
Acquisitions	270	108	162
Dispositions	6	274	(268)
Total property operating expenses	$2,944	$2,857	$87

The tables below reflect occupancy and effective monthly rental rates for our Same Store operating properties and occupancy and average daily rate (“ADR”) for Courtyard Kauai Coconut Beach Hotel:

	Occupancy (%)		Effective Monthly Rent per Square Foot/Unit/Bed ($)
	As of September 30,		As of September 30,
Property	2014	2013	2014	2013
Holstenplatz	95%	100%	$1.26	$1.37	per sq ft
Gardens Medical Pavilion	82%	78%	2.24	2.45	per sq ft
River Club and the Townhomes at River Club	100%	80%	363.24	342.68	per bed
Babcock Self Storage	89%	84%	101.79	101.50	per unit
Lakes of Margate	90%	94%	1,134.52	1,068.61	per unit
Arbors Harbor Town	93%	96%	1,192.86	1,124.33	per unit
Alte Jakobstraße	100%	100%	0.94	0.94	per sq ft
Wimberly at Deerwood	93%	93%	1,000.05	948.20	per unit
22 Exchange	85%	73%	508.89	506.81	per bed

	Occupancy (%)(1)		ADR ($)
	Three Months Ended September 30,		Three Months Ended September 30,
Property	2014	2013	2014	2013
Courtyard Kauai Coconut Beach Hotel	77%	81%	$130.06	$129.84
_______________________________________

(1)
Represents average occupancy for the three months ended September 30. The Courtyard Kauai Coconut Beach Hotel has 311 rooms and approximately 6,200 square feet of meeting space. Occupancy is for the entire three month period and is based on standard industry metrics, including rooms available for rent.

Continuing Operations
Our results of operations for the respective periods presented primarily reflect decreases in most categories due to the disposition of 1875 Lawrence in May 2014, partially offset by acquisitions of three consolidated properties and one equity investment during the year ended December 31, 2013. Management expects increases in most categories in the near future as we purchase additional real estate and real estate-related assets and as we begin to realize the full-year impact of our acquisitions.
Revenues.  Revenues for the three months ended September 30, 2014, including Courtyard Kauai at Coconut Beach Hotel, were $11.4 million, a decrease of $0.2 million from the three months ended September 30, 2013. Same Store rental revenue for the three months ended September 30, 2014 and 2013 was $10.6 million and $10.5 million, respectively, while rental revenue from acquisitions was $0.7 million and $0.4 million, respectively, and rental revenue from the disposition of 1875 Lawrence in 2014 classified in continuing operations was less than $0.1 million and $0.6 million, respectively. The change in revenue is primarily due to:

•
a decrease of $0.6 million related to 1875 Lawrence which was disposed of in May 2014. This decrease was partially offset by an increase in rental revenue of $0.3 million as a result of our 2013 acquisition of Parkside and an increase of $0.2 million for investments we owned during the entire periods presented; and

•
a decrease in hotel revenue of $0.2 million, or 4%, at the Courtyard Kauai at Coconut Beach Hotel. Due to inclement weather during the third quarter of 2014, we had a 5% decrease in occupancy which resulted in the decrease in hotel revenue during the third quarter of 2014 compared to the same period of 2013.

Property Operating Expenses.    Property operating expenses for the three months ended September 30, 2014 and 2013 remained relatively flat at $2.9 million. Property operating expenses for Same Store and acquisitions increased approximately $0.2 million each. These increases were partially offset by a decrease in property operating expense of approximately $0.3 million for the three months ended September 30, 2014 related to the disposition of 1875 Lawrence in 2014.
Hotel Operating Expenses.  Hotel operating expenses for the three months ended September 30, 2014 and 2013 remained fairly constant at approximately $3 million.
Interest Expense, net.  Interest expense for the three months ended September 30, 2014 and 2013 was $1.8 million and $2.1 million, respectively.  The $0.3 million decrease was primarily due to the disposition of our 1875 Lawrence property in May 2014, which is classified as continuing operations. We capitalized interest of $0.1 million in connection with our equity method investment in Prospect Park during the three months ended September 30, 2014 and 2013.
Real Estate Taxes.  Real estate taxes were $1.1 million and $1.3 million for the three months ended September 30, 2014 and 2013, respectively. The disposition of our 1875 Lawrence property in May 2014, which is classified as continuing operations, accounted for a $0.2 million decrease while acquisitions accounted for less than $0.1 million increase. Same Store real estate taxes remained constant year-over-year.
Property Management Fees.   Property management fees, which are based on revenues, were $0.4 million for the three months ended September 30, 2014 and 2013, and were comprised of property management fees paid to unaffiliated third parties and our Property Manager or its affiliates.
Asset Management Fees.   Asset management fees for the three months ended September 30, 2014 and 2013 were $0.6 million and $1 million, respectively, and were comprised of asset management fees paid to our Advisor and third parties with respect to our investments. Our monthly asset management fees payable to the Advisor were one-twelfth of 1.0% based on the higher of cost or value for each asset in 2013. Pursuant to the Fourth Advisory Agreement, effective January 1, 2014, our monthly asset management fees payable to the Advisor are one-twelfth of 0.7% and are based on the value for each asset as determined in connection with our establishment and publication of an estimated value per share. Assets acquired after the publication of an estimated value per share will be valued at the contract purchase price of the asset plus amounts expended in connection with the development, construction or improvement of an asset until the next estimated value per share is determined. The $0.4 million decrease in asset management fees for the quarter ended September 30, 2014 was primarily due to a decrease of $0.2 million related to dispositions and a decrease of $0.2 million in Same Store as a result of the change in rate effective January 1, 2014. Asset management fees payable to the Advisor are an obligation of the Company, and as such, asset management fees associated with all investments owned during the period are classified in continuing operations. Asset management fees for the three months ended September 30, 2013 include such fees related to our disposed properties. We expensed $0.2 million in asset management fees related to disposed properties during the three months ended September 30, 2013.

General and Administrative Expenses.   General and administrative expenses for the three months ended September 30, 2014 and 2013 were $1.1 million and $1.2 million, respectively, and were comprised of audit fees, legal fees, board of directors’ fees, and other administrative expenses.  The $0.1 million decrease in general and administrative expense for the three months ended September 30, 2014 was primarily the result of a decrease in legal expenses associated with our joint ventures.
Acquisition Expense.  We incurred less than $0.1 million acquisition expense in the third quarter of 2014 related to acquisition fees as a result of improvements made to our assets. Acquisition expense for the three months ended September 30, 2013 of $1 million was primarily due to expenses incurred as a result of our acquisition of Parkside.
Depreciation and Amortization.   Depreciation and amortization for the three months ended September 30, 2014 and 2013 was approximately $3.2 million and $3.4 million, respectively.  The disposition of 1875 Lawrence in May 2014 resulted in a decrease of $0.4 million. This was partially offset by an increase of less than $0.1 million in Same Store depreciation and amortization for the third quarter of 2014 and an increase of less than $0.1 million in the third quarter of 2014 for the acquisition of Parkside in August 2013.
Gain on Sale of Real Estate. We did not sell any real estate during the three months ended September 30, 2014. The gain on sale of real estate of less than $0.1 million during the three months ended September 30, 2014 represents an adjustment to the gain on sale of 1875 Lawrence which we sold in May 2014. As discussed in Note 16, Asset Sales and Discontinued Operations, sales of real estate during 2013 were considered discontinued operations.
Nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.
The following table provides summary information about our results of operations for the nine months ended September 30, 2014 and 2013 ($ in thousands):

	Nine Months Ended September 30,
	2014	2013	Increase (Decrease)	Percentage Change	$ Change due to Acquisitions(1)	$ Change due to Dispositions(2)	$ Change due to Same Store (3)
Rental revenue	$23,315	$20,564	$2,751	13.4%	$3,308	$(1,207)	$650
Hotel revenue	12,313	10,994	1,319	12.0%	—	—	1,319
Property operating expenses	8,293	6,975	1,318	18.9%	1,338	(282)	262
Hotel operating expenses	9,037	8,496	541	6.4%	—	—	541
Interest expense, net	5,903	5,776	127	2.2%	508	(327)	(54)
Real estate taxes	3,909	3,418	491	14.4%	710	(303)	84
Property management fees	1,209	1,090	119	10.9%	125	(52)	46
Asset management fees(4)	1,669	2,535	(866)	(34.2)%	78	(523)	(421)
General and Administrative	3,082	2,858	224	7.8%	n/a	n/a	n/a
Acquisition expense	30	4,053	(4,023)	(99.3)%	(4,023)	n/a	n/a
Depreciation and amortization	10,229	10,202	27	0.3%	430	(573)	170
Gain on sale of real estate	11,454	—	11,454	100.0%	—	11,454	—
_______________________________________

(1)
Represents the dollar amount increase (decrease) for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 related to real estate and real estate-related investments acquired on or after January 1, 2013.

(2)
Represents the dollar amount increase (decrease) for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 related to the disposition of 1875 Lawrence on May 30, 2014.

(3)
Represents the dollar amount increase (decrease) for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 with respect to real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store for the periods ended September 30, 2014 and 2013 include Holstenplatz, Gardens Medical Pavilion, River Club and the Townhomes at River Club, Babcock Self Storage, Lakes of Margate, Arbors Harbor Town, Courtyard Kauai Coconut Beach Hotel, and Alte Jakobstraße.

(4)
Asset management fees payable to the Advisor are an obligation of the Company, and as such, asset management fees associated with all investments owned during the period are classified in continuing operations. Therefore, the amount above includes asset management fees associated with any property owned during a particular period, including those related to our disposed properties.

The following table reflects rental revenue and property operating expenses for the nine months ended September 30, 2014 and 2013 for (i) our Same Store operating portfolio; (ii) our acquisitions in 2013, Wimberly at Deerwood, 22 Exchange and Parkside Apartments; and (iii) our disposition of 1875 Lawrence on May 30, 2014, which is included in continuing operations (in thousands):

	Nine Months Ended September 30,
Description	2014	2013	Change
Rental revenue
Same Store	$14,668	$14,018	$650
Acquisitions	7,604	4,296	3,308
Dispositions	1,043	2,250	(1,207)
Total rental revenue	$23,315	$20,564	$2,751

Property operating expenses
Same Store	$4,952	$4,690	$262
Acquisitions	2,693	1,355	1,338
Dispositions	648	930	(282)
Total property operating expenses	$8,293	$6,975	$1,318

The tables below reflect occupancy and effective monthly rental rates for our Same Store operating properties and occupancy and average daily rate (“ADR”) for Courtyard Kauai Coconut Beach Hotel:

	Occupancy (%)		Effective Monthly Rent per Square Foot/Unit/Bed ($)
	As of September 30,		As of September 30,
Property	2014	2013	2014	2013
Holstenplatz	95%	100%	$1.26	$1.37	per sq ft
Gardens Medical Pavilion	82%	78%	2.24	2.45	per sq ft
River Club and the Townhomes at River Club	100%	80%	363.24	342.68	per bed
Babcock Self Storage	89%	84%	101.79	101.50	per unit
Lakes of Margate	90%	94%	1,134.52	1,068.61	per unit
Arbors Harbor Town	93%	96%	1,192.86	1,124.33	per unit
Alte Jakobstraße	100%	100%	0.94	0.94	per sq ft

	Occupancy (%)(1)		ADR ($)
	Nine Months Ended September 30,		Nine Months Ended September 30,
Property	2014	2013	2014	2013
Courtyard Kauai Coconut Beach Hotel	82%	79%	$134.72	$122.63
_______________________________________

(1)
Represents average occupancy for the nine months ended September 30. The Courtyard Kauai Coconut Beach Hotel has 311 rooms and approximately 6,200 square feet of meeting space. Occupancy is for the entire nine month period and is based on standard industry metrics, including rooms available for rent.

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
Revenues.  Revenues for the nine months ended September 30, 2014 were $35.6 million, an increase of $4 million from the nine months ended September 30, 2013. Same Store rental revenue for the nine months ended September 30, 2014 and 2013 was $14.7 million and $14 million, respectively, while rental revenue from acquisitions were $7.6 million and $4.3 million respectively, and rental revenue from 1875 Lawrence, which was disposed of in 2014 and is classified in continuing operations, was $1 million and $2.2 million, respectively. The change in revenue is primarily due to:

•
an increase in rental revenue of $3.3 million as a result of our 2013 acquisitions of Wimberly, 22 Exchange, and Parkside, and an increase of $0.7 million for investments we owned during the entire periods presented, partially offset by a decrease of $1.2 million related to the disposition of 1875 Lawrence in 2014. The increase in revenues for Same Stores was primarily due to increases of $0.3 million, $0.2 million, and $0.1 million at Lakes of Margate, Arbors Harbor Town, and River Club and the Townhomes at River Club, respectively.

•
an increase in hotel revenue of $1.3 million at the Courtyard Kauai at Coconut Beach Hotel due to a 4% increase in occupancy and a 10% increase in ADR, resulting in a 13% increase in RevPar year-over-year. These improvements are primarily the result of improved operating performance and an increase in the hotel’s group sales.

Property Operating Expenses.    Property operating expenses for the nine months ended September 30, 2014 and 2013 were $8.3 million and $7 million, respectively. Property operating expenses increased $1.3 million primarily as a result of acquisitions during 2013. Same Store remained relatively flat increasing by only $0.3 million which was offset by a decrease of $0.3 million due to the disposal of 1875 Lawrence in May 2014.
Hotel Operating Expenses.  Hotel operating expenses for the nine months ended September 30, 2014 and 2013 were $9 million and $8.5 million, respectively.  The increase in hotel operating expenses was due to additional costs as a result of the increased occupancy at Courtyard Kauai at Coconut Beach Hotel.
Interest Expense, net.   Interest expense for the nine months ended September 30, 2014 and 2013 was $5.9 million and $5.8 million, respectively.  The $0.1 million increase was primarily due to interest expense related to acquisitions of $0.5 million, partially offset by decreases related to the disposition in 2014 included in continuing operations and Same Store. For the nine months ended September 30, 2014, we capitalized interest of $0.4 million in connection with our equity method investment in Prospect Park. Interest capitalized for the nine months ended September 30, 2013 was $0.2 million.
Real Estate Taxes.  Real estate taxes were $3.9 million and $3.4 million for the nine months ended September 30, 2014 and 2013, respectively. Acquisitions and Same Store accounted for increases of $0.7 million and $0.1 million, respectively, while the disposition of 1875 Lawrence in 2014 resulted in a decrease of $0.3 million.
Property Management Fees.   Property management fees, which are based on revenues, were $1.2 million and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively, and were comprised of property management fees paid to unaffiliated third parties and our Property Manager or its affiliates. Annual property management fees for the nine months ended September 30, 2014 increased over the same period in 2013, primarily due to our acquisitions in 2013.
Asset Management Fees.   Asset management fees for the nine months ended September 30, 2014 and 2013 were approximately $1.7 million and $2.5 million, respectively, and were comprised of asset management fees paid to our Advisor and third parties with respect to our investments. Our monthly asset management fees payable to the Advisor were one-twelfth of 1.0% and based on the higher of cost or value for each asset in 2013. Pursuant to the Fourth Advisory Agreement, effective January 1, 2014, our monthly asset management fees payable to the Advisor are one-twelfth of 0.7% and based on the value for each asset as determined in connection with our establishment and publication of an estimated value per share. Assets acquired after the publication of an estimated value per share will be valued at the contract purchase price of the asset plus amounts expended in connection with the development, construction or improvement of an asset until the next estimated per share value is determined. The $0.9 million decrease in asset management fees for the nine months ended September 30, 2014 was primarily due to a decrease of $0.5 million due to the disposition of 1875 Lawrence in 2014 and Interchange Business Center and the Original Florida MOB Portfolio in 2013 and $0.4 million in Same Store due to fees waived by the Advisor in the second quarter of 2014 for fees previously accrued during 2013 and the change in rate effective January 1, 2014. Without this one-time adjustment, asset management fees for the nine months ended September 30, 2014 would have been approximately $2 million. Asset management fees payable to the Advisor are an obligation of the Company, and as such, asset management fees associated with all investments owned during the period are classified in continuing operations. Asset management fees for the nine months ended September 30, 2014 and 2013 include such fees related to our disposed properties. We expensed $0.1 million and $0.6 million in asset management fees related to disposed properties during the nine months ended September 30, 2014 and 2013, respectively.
General and Administrative Expenses.   General and administrative expenses for the nine months ended September 30, 2014 and 2013 were $3.1 million and $2.9 million, respectively, and were comprised of auditing fees, legal fees, board of directors’ fees, and other administrative expenses. The $0.2 million increase in general and administrative expenses for the nine months ended September 30, 2014 was primarily due to an increase of $0.1 million in legal expenses associated with our joint ventures.
Acquisition Expense.  We had less than $0.1 million acquisition expense in the first nine months of 2014 as a result of improvements made to our assets. Acquisition expense for the nine months ended September 30, 2013 of $4.1 million was primarily due to expenses incurred as a result of our acquisitions of Wimberly, 22 Exchange and Parkside. Acquisition cost capitalized related to our equity method investment in Prospect Park for the nine months ended September 30, 2013 was $0.4 million.
Depreciation and Amortization.   Depreciation and amortization for the nine months ended September 30, 2014 and 2013 remained relatively flat at $10.2 million.  The disposition of 1875 Lawrence in 2014 contributed an approximate $0.6 million decrease year-over-year. This decrease was offset by a $0.4 million increase due to the acquisitions in 2013 of Wimberly, 22 Exchange and Parkside and a $0.2 million increase in Same Store.
Gain on Sale of Real Estate. Gain on sale of real estate for the nine months ended September 30, 2014 was approximately $11.5 million and represents the gain recognized from the sale of the 1875 Lawrence office building on May 30, 2014. As discussed in Note 16, Asset Sales and Discontinued Operations, the disposition of 1875 Lawrence was not considered a discontinued operation and the results of operations are presented in continuing operations. Sales of real estate during 2013 were considered discontinued operations.
See Note 16 to Condensed Consolidated Financial Statements for further information regarding asset sales and discontinued operations for the three and nine months ended September 30, 2013.

Cash Flow Analysis
During the nine months ended September 30, 2014, net cash provided by operating activities was $2.6 million compared to net cash provided of $0.3 million for the nine months ended September 30, 2013. The favorable increase of $2.3 million is primarily the result of acquisition expenses of $4.1 million in 2013 associated with our acquisitions of Wimberly, 22 Exchange and Parkside, partially offset by a decrease in working capital items of $1.4 million.
During the nine months ended September 30, 2014, net cash provided by investing activities was $39.8 million compared to cash used in investing activities during the nine months ended September 30, 2013 of $11 million. The $50.8 million difference is due to the following: (i) proceeds of $46.3 million from the sale of 1875 Lawrence in 2014; (ii) our acquisitions of Wimberly, 22 Exchange, Parkside and an investment in Prospect Park for an $89 million use of funds in 2013; and (iii) proceeds of $83.5 from the sales of the remaining three buildings at Interchange Business Center and the Original Florida MOB Portfolio in 2013.
During the nine months ended September 30, 2014, net cash used in financing activities was $31.9 million compared to net cash provided by financing activities of $34.8 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we paid off the existing indebtedness of approximately $15.6 million from the sale of 1875 Lawrence. On September 18, 2014, we paid a special distribution to stockholders totaling $13 million. These cash outflows were partially offset by a year-over-year decrease in distributions to noncontrolling interest holders, net of contributions, of $1.8 million. During the nine months ended September 30, 2013, we received proceeds from notes payable of $47.7 million related to the acquisitions of Wimberly, 22 Exchange and Parkside. We also received reimbursement of $3.8 million of offering costs from our Advisor. These 2013 receipts were partially offset by the pay-off of existing indebtedness of approximately $11.3 million from the sale of the three remaining industrial buildings at Interchange Business Center.

Funds from Operations
Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) in the April 2002 “White Paper of Funds From Operations” which is net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property and impairments of depreciable real estate (including impairments of investments in unconsolidated joint ventures and partnerships which resulted from measurable decreases in the fair value of the depreciable real estate held by the joint venture or partnership), plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, subsidiaries, and noncontrolling interests as one measure to evaluate our operating performance. In October 2011, NAREIT clarified the FFO definition to exclude impairment charges of depreciable real estate (including impairments of investments in unconsolidated joint ventures and partnerships which resulted from measurable decreases in the fair value of the depreciable real estate held by the joint venture or partnership). The exclusion of impairment charges is not applicable for our third quarter 2014 and 2013 calculations of FFO as we recorded no impairments during those time periods.
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
Our calculation of FFO for the three and nine months ended September 30, 2014 and 2013 is presented below ($ in thousands except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net income (loss) attributable to the Company	$(2,490)	$(0.10)	$10,840	$0.42	$3,810	$0.15	$12,522	$0.48
Adjustments for(1):
Real estate depreciation and amortization(2)	2,896	0.12	3,585	0.13	9,256	0.35	11,603	0.45
Gain on sale of real estate(3)	(9)	—	(15,387)	(0.59)	(11,454)	(0.44)	(25,956)	(1.00)
Funds from operations (FFO)	$397	$0.02	$(962)	$(0.04)	$1,612	$0.06	$(1,831)	$(0.07)

GAAP weighted average shares:
Basic and diluted		25,935		26,032		25,980		26,041
_________________________________

(1)	Reflects continuing operations, as well as discontinued operations. There were no discontinued operations for the three or nine months ended September 30, 2014.

(2)	Includes our consolidated amount and the noncontrolling interest adjustment for the third-party partners’ share.

(3)
For the nine months ended September 30, 2014, includes the gain on the sale of real estate related to the 1875 Lawrence office building. For the three and nine months ended September 30, 2013, includes our proportionate share of the gain on the sale of real estate related to the remaining three buildings at Interchange Business Center and the Original Florida MOB Portfolio.

Provided below is additional information related to selected items included in net gain (loss) above, which may be helpful in assessing our operating results.

•
Straight-line rent was income of less than $0.1 million recognized in rental revenues for the three and nine months ended September 30, 2014. Straight-line rent was income of $0.1 million and $0.4 million recognized in rental revenues for the three and nine months ended September 30, 2013, respectively, and includes amounts recognized in discontinued operations. The noncontrolling interest portion of straight-line rent was revenue of less than $0.1 million for the nine months ended September 30, 2014 and 2013.

•
Net above/below market lease amortization of less than $0.1 million was recognized as a decrease to rental revenue for the nine months ended September 30, 2014 and 2013.  The noncontrolling interest portion of net above/below market lease amortization for the nine months ended September 30, 2014 and 2013 was less than $0.1 million.

•
Amortization of deferred financing costs of $0.2 million and $0.6 million was recognized as interest expense for our notes payable for the three and nine months ended September 30, 2014, respectively. Amortization of deferred financing costs of $0.2 million and $0.7 million was recognized as interest expense for our notes payable for the three and nine months ended September 30, 2013, respectively.

•
We recognized acquisition expense of $4.1 million for the nine months ended September 30, 2013 primarily due to expenses incurred as a result of our acquisitions of Wimberly, 22 Exchange and Parkside.  We did not have any acquisitions during the nine months ended September 30, 2014.

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
On August 8, 2014, our board of directors authorized a special distribution of $0.50 per share of common stock payable to stockholders of record as of September 15, 2014. The total special distribution of $13 million, which represents a portion of proceeds from asset sales, was paid on September 18, 2014. We did not pay any distributions to stockholders during the nine months ended September 30, 2013.  Future distributions declared and paid may exceed cash flow from operating activities or funds from operations until such time as we invest in additional real estate or real estate-related assets at favorable yields and our investments reach stabilization.
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
Our board of directors suspended accepting Ordinary Redemptions effective April 1, 2012 until further notice. On May 15, 2014, our board of directors adopted the Third Amended and Restated Share Redemption Program and reopened the share redemption program for Ordinary Redemptions, to be effective on that date. The board of directors also determined to increase the cash available for redemptions from $1 million to no more than $10 million in any twelve-month period.  The board of directors first considered requests for Ordinary Redemptions in August 2014 and quarterly thereafter.

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
Investment Impairments
For all of our real estate and real estate related investments, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  Examples of the types of events and circumstances that would cause management to assess our assets for potential impairment include, but are not limited to:  a significant decrease in the market price of an asset; a significant adverse change in the manner in which the asset is being used; an accumulation of costs in excess of the acquisition basis plus construction of the property; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers and changes in the global and local markets or economic conditions.  Our assets may at times be concentrated in limited geographic locations and, to the extent that our portfolio is concentrated in limited geographic locations, downturns specifically related to such regions may result in tenants defaulting on their lease obligations at a portion of our properties within a short time period, which may result in asset impairments.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  These projected cash flows are prepared internally by the Advisor and reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Chief Executive Officer and Chief Financial Officer review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions that are consistent with market data or with assumptions that would be used by a third-party market participant and assume the highest and best use of the investment. We consider trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value. While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.
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
We believe the carrying value of our operating real estate is currently recoverable.  Accordingly, there were no impairment charges for the nine months ended September 30, 2014 and 2013.  However, if market conditions worsen unexpectedly or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
As of September 30, 2014, we maintained approximately $2.1 million in Euro-denominated accounts at European financial institutions.  We currently have two investments in Europe.  As the cash is held in the same currency as the real estate assets and related loans, we believe that we are not materially exposed to any significant foreign currency fluctuations related to these accounts as it relates to ongoing property operations.
Interest Rate Risk
We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $193.2 million in notes payable at September 30, 2014, $64.7 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.6 million.
Interest rate caps classified as assets were reported at their combined fair value of less than $0.1 million within prepaid expenses and other assets at September 30, 2014.  A 100 basis point decrease in interest rates would result in a less than $0.1 million net decrease in the fair value of our interest rate caps.  A 100 basis point increase in interest rates would result in a $0.1 million net increase in the fair value of our interest rate caps.

Item 4.   Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in the Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 30, 2014, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The terms on which we redeem shares may differ between redemptions upon a stockholder’s death, “qualifying disability” (as defined in the share redemption program) or confinement to a long-term care facility (collectively, “Exceptional Redemptions”) and all other redemptions (“Ordinary Redemptions”).  Our board of directors determined to suspend until further notice accepting Ordinary Redemptions effective April 1, 2012. On May 15, 2014, our board of directors adopted the Third Amended and Restated Share Redemption Program and reopened the share redemption program for Ordinary Redemptions, to be effective on that date. In addition, for periods beginning on or after May 15, 2014, the cash available for redemptions was increased from $1 million to no more than $10 million in any twelve-month period. The redemption limitations apply to all redemptions, whether Ordinary or Exceptional Redemptions.
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
As of August 1, 2013, our estimated value per share was $10.09.  For a full description of the methodologies used to estimate the value of our common stock as of August 1, 2013, see Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Market Information" included in our Annual Report on Form 10-K for the year ended December 31, 2013. Effective September 15, 2014, in accordance with our Amended and Restated Policy for Estimation of Common Stock Value adopted March 20, 2012, our estimated value per share is $9.59, which reflects an adjustment to our previously published estimated value per share to account for payment of a special distribution to stockholders of record as of September 15, 2014, in a per share amount of $0.50.  The total special distribution paid out on September 18, 2014 of $13 million represents a portion of proceeds from asset sales.
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
Any shares approved for redemption will be redeemed on a periodic basis as determined from time to time by our board of directors, and no less frequently than annually.  We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, the cash available for redemptions is limited to no more than $10 million in any twelve-month period.  The redemption limitations apply to all redemptions, whether Ordinary or Exceptional Redemptions.

Any Ordinary Redemption requests submitted while Ordinary Redemptions were suspended were returned to investors and must be resubmitted. We gave all stockholders notice that we were resuming Ordinary Redemptions, so that all stockholders would have an equal opportunity to submit shares for redemption. Any redemption requests will be honored pro rata among all requests received based on funds available.  Requests will not be honored on a first come, first served basis. During the three months ended September 30, 2014, our board of directors redeemed all 24 Ordinary Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 58,356 shares redeemed for $0.4 million (approximately $7.56 per share).  All redemptions were funded with cash on hand.
During the three months ended September 30, 2014, our board of directors redeemed all nine Exceptional Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 22,048 shares redeemed for $0.2 million (approximately $8.52 per share).  All redemptions were funded with cash on hand.
During the third quarter ended September 30, 2014, we redeemed shares as follows (including both Ordinary Redemptions and Exceptional Redemptions):

2014	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
July	80,404	$7.83	80,404	(1)
August	—	—	—
September	—	—	—
	80,404	$7.83	80,404
  _______________________________

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

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

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

Dated: November 13, 2014	By:	/s/ S. Jason Hall
S. Jason Hall
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

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 13, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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