Form 10-K
period 2014-12-31
Behringer Harvard Opportunity REIT II, Inc.
filed 2015-03-20
CIK 1387061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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

There is no established market for the Registrant's common stock. The Registrant has adopted an Amended and Restated Policy for Estimation of Common Stock Value pursuant to which it has estimated the per share value of its common stock.  As of August 1, 2013, the estimated per share value was $10.09.  As of October 31, 2014, the estimated per share value was $9.72. For a full description of the methodologies used to estimate the value of the Registrant's common stock as of August 1, 2013 and October 31, 2014 see Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Market Information" included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 and this Annual Report on Form 10-K, respectively. There were approximately 25,988,620 shares of common stock held by non-affiliates as of June 30, 2014, the last business day of the Registrant's most recently completed second fiscal quarter. As of February 28, 2015, the registrant had 25,732,304 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.
FORM 10-K
Year Ended December 31, 2014

Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard Opportunity REIT II, Inc. and our subsidiaries (which may be referred to herein as the "Company," "we," "us" or "our"), including our ability to rent space on favorable terms, to address our debt maturities and to fund our liquidity requirements, to sell our assets when we believe advantageous to achieve our investment objectives, our anticipated capital expenditures, the amount and timing of anticipated future special cash distributions to our stockholders, the estimated per share value of our common stock and other matters. Words such as "may," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "would," "could," "should" and variations of these words and similar expressions are intended to identify forward-looking statements.
These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under "Risk Factors" in this Annual Report on Form 10-K and the factors described below:

•	market and economic challenges experienced by the U.S. and global economies or real estate industry as a whole and the local economic conditions in the markets in which our investments are located;

•	the availability of cash flow from operating activities for special distributions, if any;

•	conflicts of interest arising out of our relationships with our advisor and its affiliates;

•	our ability to retain our executive officers and other key personnel of our advisor, our property manager and their affiliates;

•	our level of debt and the terms and limitations imposed on us by our debt agreements;

•	the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

•	our ability to make accretive investments in a diversified portfolio of assets;

•
future changes in market factors that could affect the ultimate performance of our development or redevelopment projects, including but not limited to construction costs, plan or design changes, schedule delays, availability of construction financing, performance of developers, contractors and consultants and growth in rental rates and operating costs;

•	our ability to secure leases at favorable rental rates;

•	our ability to sell our assets at a price and on a timeline consistent with our investment objectives;

•	unfavorable changes in laws or regulations impacting our business, our assets or our key relationships; and

•	factors that could affect our ability to qualify as a real estate investment trust.
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
We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. We have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality and multifamily. We have purchased existing, income-producing properties, and newly-constructed properties. We have also invested in a mortgage loan and a mezzanine loan. Although we acquired one property in 2014, we are not actively seeking to purchase additional assets at this time, but may invest capital in our current assets in order to position them for sale in the normal course of business. We intend to hold the various real properties in which we invest until such time as our Advisor determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. As of December 31, 2014, we had acquired 21 investments, including a mezzanine loan and a mortgage loan. Of these 21 investments, we sold seven investments prior to December 31, 2014 and received the early prepayment of a mortgage loan that we had originated. In addition, we sold eight of the nine medical office buildings comprising the Florida MOB Portfolio during 2013. We sold our 1875 Lawrence office building on May 30, 2014 and Babcock Self Storage ("Babcock") and Alte Jakobstraße ("AJS") on January 8, 2015 and February 21, 2015, respectively. Babcock and AJS are classified as real estate held for sale on our consolidated balance sheet at December 31, 2014.
Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware ("Behringer Harvard Opportunity OP II"). As of December 31, 2014, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, was the sole general partner of Behringer Harvard Opportunity OP II and owned a 0.1% partnership interest in Behringer Harvard Opportunity OP II. As of December 31, 2014, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of Behringer Harvard Opportunity OP II and owned the remaining 99.9% interest in Behringer Harvard Opportunity OP II.
We are externally managed and advised by Behringer Harvard Opportunity Advisors II, LLC (the "Advisor"), a Texas limited liability company. The Advisor is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.
Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001, and our toll-free telephone number is (866) 655-3600. The name Behringer Harvard is the property of Behringer Harvard Holdings, LLC ("Behringer") and is used by permission.
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
In connection with our initial capitalization, on January 19, 2007, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer. On April 22, 2010, Behringer transferred its shares of convertible stock to one of its affiliates.
As of December 31, 2014, we had issued 26.7 million shares of our common stock, including the 22,471 shares owned by Behringer and 2.2 million shares issued through the DRP. As of December 31, 2014, we had redeemed 0.9 million shares of our common stock and had 25.8 million shares of common stock outstanding. As of December 31, 2014, we had 1,000 shares of convertible stock held by an affiliate of Behringer.

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
2014 Highlights
During 2014, we completed the following key transactions:

•
We sold 1875 Lawrence on May 30 for a contract sales price of approximately $46.7 million. A portion of the proceeds from the sale was used to fully satisfy the existing indebtedness of approximately $15.6 million associated with the office building.

•
We acquired a 100% interest in Lakewood Flats, a 435-unit multifamily community in Dallas, Texas on October 10 from an unaffiliated third party. The contract purchase price for the property was approximately $60.5 million. In connection with the purchase, we entered into a loan for approximately $33.5 million.

•	On September 18, we paid a special cash distribution of $13 million, $0.50 per share of common stock, funded from proceeds of asset sales.
For further information regarding our consolidated real estate properties, see Item 2.
Investment Objectives
Our primary investment objectives are:

•	to realize growth in the value of our investments within three to six years of the termination of the Initial Offering;

•	to preserve, protect and return our investors' capital contribution;

•	to grow net cash from operations such that more cash is available for special distributions to investors; and

•
to enable our investors to realize a return of their investment by beginning the process of liquidating and distributing cash to investors or by listing our shares for trading on a national securities exchange within three to six years after termination of the Initial Offering.

Investment Policies
We have invested in commercial properties, such as office, industrial, retail, hospitality, multifamily, existing, income-producing properties, and newly-constructed properties that were initially identified as opportunistic and value-add investments with significant possibilities for capital appreciation due to their property specific characteristics or their market characteristics.
We intend to hold our assets for a period of three to six years from the termination of the Initial Offering. We believe that holding our assets for this period will enable us to capitalize on the potential for increased income and capital appreciation of assets while also providing a level of liquidity consistent with our investment strategy and fund life. However, economic or market conditions may influence us to hold our investments for different periods of time.
We have generally made our real estate investments in fee title or a long-term leasehold estate through Behringer Harvard Opportunity OP II or indirectly through limited liability companies or through investments in joint ventures, partnerships, co-tenancies, or other co-ownership arrangements with the developers of the properties, affiliates of the Advisor, or other persons.
Borrowing Policies
There is no limitation on the amount we may invest in or borrow related to any single property or other investment. Under our charter, the maximum amount of our indebtedness cannot exceed 300% of our "net assets" (as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007 (the "NASAA REIT Guidelines")) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors. In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our board of directors must review our aggregate borrowings at least quarterly. As of December 31, 2014, we had an aggregate debt leverage ratio of approximately 50.7% of the aggregate value of our assets.

Disposition Policies
As each of our investments reaches what we believe to be the asset's optimum value during the expected life of the program, we will consider disposing of the investment and may do so for the purpose of distributing the net sale proceeds to our stockholders or satisfying obligations of the Company. We may also invest the proceeds in other assets, but do not anticipate doing so at this time. We have begun disposing of certain of our assets and anticipate that additional investment dispositions would be complete within six years after termination of the Initial Offering. Economic or market conditions may, however, result in different holding periods. A property may be sold before or after the expected holding period if, in the judgment of our Advisor and the independent board, the sale of the property is in the best interests of the Company and its stockholders.
Distribution Policy
In order to qualify as a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders. Distributions are authorized at the discretion of our board of directors based on its analysis of our performance over the previous period, expectations of performance for future periods, including actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, general financial condition, and other factors that our board deems relevant. The board's decision will be influenced, in substantial part, by its obligation to ensure that we maintain our status as a REIT. We cannot provide assurance that we will be able to achieve expected cash flows necessary to pay special distributions at any particular level, or at all. Many of the factors that can affect the availability and timing of special cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future special distributions.
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
Historically, our board of directors declared distributions on a quarterly basis based on daily record dates, portions of which were paid on a monthly basis. On March 20, 2012, our board of directors declared a special distribution of $0.50 per share of common stock payable to our stockholders of record as of April 3, 2012 and determined to cease regular, monthly distributions in favor of payment of periodic special distributions. We did not pay any distributions in 2013.
On August 8, 2014, our board of directors declared another special cash distribution of $0.50 per share of common stock payable to our stockholders of record as of September 15, 2014. The total special cash distribution of $13 million, which represents a portion of proceeds from asset sales, was paid on September 18, 2014.
On March 18, 2015, our board of directors authorized a special cash distribution of $1.00 per share of common stock payable to stockholders of record as of March 30, 2015. The total special cash distribution of $25.7 million, which represents a portion of proceeds from asset sales, is to be paid on or about March 31, 2015.
Competition
We are subject to significant competition in seeking tenants for the leasing of our properties and buyers for the sale of our properties. We compete with many third parties engaged in real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies, and other entities. We also face competition from other real estate investment programs for buyers and tenants that may be suitable for us. Many of our competitors have substantially greater financial and other resources than we have and may have substantially more operating experience than either us or the Advisor.
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
Employees
We have no employees. The Advisor or other affiliates of Behringer perform a full range of real estate services for us, including property management, accounting, legal, asset management, wholesale brokerage, and investor relations services.
We are dependent on affiliates of Behringer for services that are essential to us, including property management, other general administrative responsibilities and potentially asset disposition decisions. In the event that these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.
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
There is no public market for your shares and our charter does not require our directors to provide liquidity to our stockholders by a specified date, or at all. In addition, if you are able to sell your shares, the price you receive for the sale of any shares of our common stock is likely to be less than the estimated value per share.
We have adopted a share redemption program; however, our share redemption program includes numerous restrictions on your ability to sell your shares to us, and our board of directors may reject any request for redemption of shares or amend, suspend or terminate our share redemption program at any time. From April 1, 2012 through May 15, 2014, our board of directors suspended accepting Ordinary Redemptions, or those redemptions not submitted upon a stockholder's death, qualifying disability or confinement to a long-term care facility (which are referred to as Exceptional Redemptions). Although our board of directors has resumed considering Ordinary Redemption requests, the cash available for redemptions (Ordinary and Exceptional) is limited to no more than $10 million in any twelve-month period. Our board of directors may determine to suspend accepting Ordinary Redemptions again at any point in the future and we can provide no assurances that the $10 million of funds available for redemptions will be sufficient to honor all redemption requests submitted.
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
Depending upon then prevailing market conditions, we intend to consider beginning the process of liquidating our assets and distributing the net proceeds to our stockholders within three to six years after the termination of the initial public offering (which occurred in July 2011). If we do not begin an orderly liquidation within that period, we may seek to have our shares listed on a national securities exchange. If we do not begin the process of liquidating or listing our shares by July 2017, our charter requires that we hold a stockholders meeting to vote on a proposal for our orderly liquidation unless a majority of our board of directors and a majority of our independent directors vote to defer such a meeting beyond the sixth anniversary of the termination of the initial public offering.
Market conditions and other factors could cause us to delay the commencement of our liquidation or to delay the listing of our shares on a national securities exchange beyond July 2017. If so, our board of directors and our independent directors may conclude that it is not in our best interests to hold a stockholders meeting for the purpose of voting on a proposal for our orderly liquidation. Our charter permits our board of directors, with the concurrence of a majority of our independent directors, to defer such a stockholder vote indefinitely. Therefore, if we are not successful in implementing our exit strategy, your shares will continue to be illiquid and you may, for an indefinite period of time, be unable to convert your investment into cash easily with minimum loss.
The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.
On November 21, 2014, our board of directors approved an estimated value per share of our common stock of $9.72 based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of October 31, 2014, as described under "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities-Market Information" included in Part II, Item 5. We provided this estimated value per share to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (“FINRA”) rules with respect to customer account statements. As of March 30, 2015, the estimated value per share of our common stock will be reduced by $1.00 per share in accordance with the Amended and Restated Policy for Estimation of Common Stock Value (the "Valuation Policy") to take into account the special cash distribution authorized by our board of directors on March 18, 2015.

The estimated value per share was based upon consultation with the Advisor and an independent, third-party valuation advisory firm engaged by us, using what the board of directors deemed to be appropriate valuation methodologies and assumptions under current circumstances in accordance with the Valuation Policy.
FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete.  Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our board’s estimated value per share.  The estimated per share value determined by our board of directors neither represents the fair value of our assets less liabilities in accordance with generally accepted accounting principles in the U.S. ("GAAP"), nor does it represent the amount our shares would trade at on a national securities exchange or the amount a shareholder would obtain if he tried to sell his shares or if we liquidated our assets.  Accordingly, with respect to the estimated value per share, the Company can give no assurance that:

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
We rely on affiliates of Behringer, including our Advisor, to manage our operations and our portfolio of real estate assets and any adverse changes in the financial health of Behringer could hinder our Advisor's ability to provide these services to us and consequently impair our operating results and negatively affect the return on your investment.
Behringer, through one or more of its subsidiaries, owns and controls our Advisor and our property manager. The operations of our Advisor and our property manager rely substantially on Behringer. Behringer is largely dependent upon the fees and other compensation that it receives from the public programs it sponsors (including us) to conduct its operations.
In August 2012, TIER REIT, Inc. (“TIER REIT”) (f/k/a Behringer Harvard REIT I, Inc.), a mature program sponsored by Behringer, completed a transition to self-management. As a result, TIER REIT no longer relies on Behringer acquisition or asset management services but continues to utilize Behringer for certain other administrative services such as human resources, shareholder services, and information technology as well as property management for which they pay Behringer certain fees. TIER REIT may terminate its administrative services agreement with Behringer and/or exercise a buy-out option with respect to its property management agreement on or after June 30, 2015. Monogram Residential Trust, Inc. (f/k/a Behringer Harvard Multifamily REIT I, Inc.) (“Monogram”), another public program sponsored by Behringer, completed a transition to a self-managed structure in June 2014. Monogram no longer relies on Behringer other than for shareholder services, although Behringer will continue to receive other fees after transition through June 2015.
Going forward, Behringer expects to rely on revenue from those service relationships, its current resources, including amounts received by Behringer as a result of and in connection with the self-management transactions described above, its balance sheet, and fee income from us and Behringer Harvard Opportunity REIT I, Inc., a mature program sponsored by Behringer that reported $314.5 million of assets as of December 31, 2014, and other newly sponsored programs that have not yet raised substantial capital. Behringer Harvard Opportunity REIT I is in its disposition phase and as it sells assets, the fees payable to Behringer will be reduced accordingly. If Behringer’s income and other resources are inadequate to cover its operating expenses, Behringer may need to secure additional capital or it may become unable to meet its obligations or may not be able to continue to provide the same level of service that we have received to date. If this occurs, we might be required to find alternative service providers, which could result in a significant disruption of our business and may adversely affect the value of your investment in us. Further, given the non-compete agreements in place with Behringer' employees and the non-solicitation agreements we have with our Advisor and property manager, it would be difficult for us to utilize any current employees that provide services to us.

If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.
Our success depends to a significant degree upon the continued contributions of certain executive officers and other key personnel, of us, our Advisor and its affiliates, including S. Jason Hall and Terri Warren Reynolds, each of whom would be difficult to replace. We do not have employment agreements with our executive officers and other key personnel, and we cannot guarantee that they will remain affiliated with us. Also, our executive officers and key personnel do not have employment agreements with our Advisor, and we cannot guarantee that such persons will remain affiliated with our Advisor. In October 2014 and January 2015, our Chief Financial Officer and Chief Executive Officer, respectively, resigned their positions with us and Behringer. The departure of these executive officers, as well as the departure of any of our key personnel, could cause our operating results to suffer. We do not intend to separately maintain key person life insurance on any of our key personnel.
Further, we believe that our future success depends, in large part, upon our Advisor's and its affiliates' ability to hire and retain highly skilled managerial and operational personnel. We appointed S. Jason Hall to serve as our Chief Financial Officer in October 2014 in addition to his position as our Chief Accounting Officer and Treasurer. On March 18, 2015, our board of directors appointed Thomas P. Kennedy as our President effective April 1, 2015. Competition for persons with these skills is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel.
In addition, we have established, and intend in the future to establish, strategic relationships with firms that have special expertise in certain services or as to assets both nationally and in certain geographic regions. Maintaining these relationships will be important for us to manage and liquidate our assets. We cannot assure you that we will be successful in attracting and retaining such strategic relationships. If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.
We are restricted in our ability to replace our property manager, an affiliate of our Advisor.
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
Our Advisor and its affiliates will perform services for us in connection with, among other things, the management and leasing of our properties, the servicing of our mortgage, bridge, mezzanine or other loans, the administration of our other investments and the disposition of our assets. They will be paid substantial fees for these services. These fees will reduce the amount of cash available for investment and may adversely affect the return on your investment.
Our stockholders may not be able to sell their shares under our share redemption program and, if our stockholders are able to sell their shares under the program, they may not be able to recover the amount of their investment in our shares.
Our board of directors has adopted a share redemption program that permits stockholders to sell their shares back to us, subject to the significant conditions and limitations of the program. Our board of directors can amend the provisions of our share redemption program without the approval of our stockholders. The terms on which we redeem shares may differ between Ordinary Redemptions and Exceptional Redemptions. From April 1, 2012 to May 15, 2014 our board of directors suspended accepting Ordinary Redemptions. Although our board of directors has resumed considering Ordinary Redemption requests, the cash available for redemptions (Ordinary and Exceptional) is limited to no more than $10 million in any twelve-month period. Our board of directors may determine to suspend accepting redemptions at any time, and we can provide no assurances that the $10 million of funds available for redemptions will be sufficient to honor all redemption requests submitted.
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

Under our share redemption program, the purchase price per share for the redeemed shares submitted as an Ordinary Redemption and an Exceptional Redemption will equal the lesser of 80% and 90%, respectively, of:

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

On November 21, 2014, our board of directors approved an estimated value per share of our common stock of $9.72 as of October 31, 2014. As of March 30, 2015, the estimated value per share of our common stock will be reduced by $1.00 per share in accordance with the Valuation Policy to take into account the special cash distribution authorized by our board of directors on March 18, 2015. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities - Market Information." The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. As such, other than with respect to the payment of any special cash distributions, which will reduce the estimated per share value, the estimated value per share does not take into account developments in our portfolio since November 21, 2014.
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
We have made and may make equity investments in, acquire options to purchase interests in or make mezzanine loans to the owners of real estate development projects. Our return on these investments is dependent upon the projects being completed successfully, on budget and on time. To help ensure performance by the developers of properties that are under construction, completion of these properties is generally guaranteed either by a completion bond or performance bond. Our Advisor may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the entity entering into the construction or development contract as an alternative to a completion bond or performance bond. For a particular investment, we may obtain guaranties that the project will be completed on time, on budget and in accordance with the plans and specifications and that the mezzanine loan will be repaid. However, we may not obtain such guaranties and cannot ensure that the guarantors will have the financial resources to perform their obligations under the guaranties they provide. We intend to manage these risks by ensuring, to the best of our ability, that we invest in projects with reputable, experienced and resourceful developers. If we are unable to manage these risks effectively, our results of operations, financial condition and your overall investment return will be adversely affected.
We provided a mezzanine loan for a multifamily development located in Denver, Colorado (“Prospect Park”). The initial loan amount was $13.7 million. The loan is secured by all of the membership interests of the borrower and subordinate to the senior construction lender (the “Senior Lender”). The owners of the developer provided us with a personal guaranty guaranteeing completion of the project and payment of cost overruns. Due to projected cost overruns in excess of the initial construction budget, an event of default was declared by the Senior Lender on April 28, 2014. In accordance with our rights under the mezzanine loan, we also declared an event of default on May 5, 2014. In order to remedy the events of default, the following terms were agreed upon, based on negotiations between the developer and borrower, the Senior Lender and us: (i) the borrower and developer covered cost overruns totaling $6.6 million; (ii) we increased our financing by $1.5 million to $15.3 million; and (iii) the Senior Lender increased the amount they financed by $4.4 million to $40 million. We may need to fund additional amounts in the future if the developer incurs additional cost overruns or construction delays.

We are uncertain of our sources for funding of future capital needs, which could adversely affect the value of our investments.
Our ability to fund future property capital needs, such as tenant improvements, leasing commissions, and capital expenditures, will depend on our ability to borrow, to sell assets or interests in assets, and to generate additional cash flows from operations. We will establish capital reserves on a property-by-property basis, as we deem appropriate. In addition to any reserves we establish, a lender may require escrow of capital reserves in excess of our established reserves. If these reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. Accordingly, in the event that we develop a need for additional capital in the future for the improvement of our properties or for any other reason, we have not identified any sources for such funding, and we cannot assure you that such sources of funding will be available to us for potential capital needs.
We may suffer adverse consequences due to the financial difficulties, bankruptcy or insolvency of our tenants.
Economic conditions may cause the tenants in properties we own to experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business. We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by, or relating to, one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.
Market disruptions may adversely impact aspects of our operating results and operating condition.
Our business may be affected by market and economic challenges experienced by the U.S. and global economies or the real estate industry as a whole or by the local economic conditions in the markets which our properties are located. These conditions may materially affect the value and performance of our properties, and may affect our ability to pay special cash distributions, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due. These challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, global market disruptions may have many consequences including, but not limited to, these listed below:

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

•
our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make special cash distributions to our stockholders, reduce our ability to pursue acquisition opportunities if any, and increase our interest expense;

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
We owned interests in two properties located in Germany at December 31, 2014, one of which was sold on February 21, 2015. The ongoing situation relating to the sovereign debt and weak financial health of several countries and the overall European financial system, together with the risk of contagion to other, more financially stable countries, has exacerbated the difficult global financial situation. The situation has also raised a number of uncertainties regarding the stability and overall standing of the European Monetary Union. Any further deterioration in the global or Eurozone economy could have a significant adverse effect on our activities and the value of our German assets.
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
Your investment may be subject to additional risks related to our international investments.
We have purchased real estate assets located outside the United States. These investments may be affected by factors peculiar to the laws of the jurisdiction in which the borrower or the property is located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following risks:

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

•	lack of uniform accounting standards (including availability of information in accordance with U.S. GAAP);

•	changes in land use and zoning laws;

•	more stringent environmental laws or changes in such laws;

•	changes in the social stability or other political, economic or diplomatic developments in or affecting a country where we have an investment;

•	we, our sponsor and its affiliates have relatively less experience with respect to investing in real property or other investments outside the United States as compared to domestic investments; and

•	legal and logistical barriers to enforcing our contractual rights.
Any of these risks could have an adverse effect on our business, results of operations and the overall return on your investment.

If our sponsor, our Advisor or its affiliates waive or defer certain fees due to them, our results of operations and special distributions may be artificially high.
From time to time, our sponsor, our Advisor or its affiliates may agree to waive or defer all or a portion of the acquisition, asset management or other fees, compensation or incentives due to them, pay general administrative expenses, or otherwise supplement stockholder returns in order to increase the amount of cash available to support our operations. As a result, our net income and the amount available for special distributions may be artificially higher than normal and could be misleading in years when our sponsor, our Advisor, or its affiliates waive or defer such fees and incentives.
Your interest in Behringer Harvard Opportunity REIT II will be diluted if we or Behringer Harvard Opportunity OP II issues additional securities.
Stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 400,001,000 shares of capital stock, of which 350,000,000 shares are designated as common stock, 1,000 shares are designated as convertible stock and 50,000,000 are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter to increase the number of authorized shares of capital stock, increase or decrease the number of shares of any class or series of stock designated, and may classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. Shares will be issued in the discretion of our board of directors. Stockholders will likely experience dilution of their equity investment in us in the event that we: (1) sell shares of our common stock in the future, including those issued pursuant to the distribution reinvestment plan; (2) sell securities that are convertible into shares of our common stock; (3) issue shares of our common stock in a private offering of securities to institutional investors; (4) issue shares of common stock upon the conversion of our convertible stock; (5) issue shares of common stock upon the exercise of any options granted to our independent directors or employees of our Advisor and BHO II Management, our management company and an affiliate of our Advisor, or their affiliates; (6) issue shares to our Advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory management agreement; or (7) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Behringer Harvard Opportunity OP II. In addition, the partnership agreement for Behringer Harvard Opportunity OP II contains provisions that allow, under certain circumstances, other entities, including other Behringer-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of Behringer Harvard Opportunity OP II. Because the limited partnership interests of Behringer Harvard Opportunity OP II may be exchanged for shares of our common stock, any merger, exchange or conversion between Behringer Harvard Opportunity OP II and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
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

•
property sales, which reduce the asset management fee payable to our Advisor and may result in the issuance to our Advisor of shares of our common stock through the conversion of our convertible stock;

•	properties we acquired from third parties, which entitled our Advisor to acquisition fees and asset management fees;

•	borrowings on properties we have acquired, which borrowings have increased the acquisition, asset management and deferred financing fees payable to our Advisor;

•	borrowings to refinance our existing indebtedness, which increases the debt financing fees payable to our Advisor;

•	determining the compensation paid to employees for services provided to us, which could be influenced in part by whether or not the Advisor is reimbursed by us for the related salaries and benefits;

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
The fees our Advisor receives in connection with transactions involving the purchase and management of an asset are based on the value of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our Advisor to recommend riskier transactions to us.
In addition, the conversion feature of our convertible stock could cause us to make different investment or disposition decisions than we would otherwise make in order to avoid the stock conversion.
Our officers face conflicts of interest related to the positions they hold with entities affiliated with our Advisor, which could diminish the value of the services they provide to us.
Certain of our executive officers are also officers of our sponsor, Behringer, our Advisor, our property manager and other entities affiliated with our Advisor, including the advisors and fiduciaries to other Behringer-sponsored programs. As a result, these individuals owe fiduciary duties to these other entities and their investors, which may conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (i) allocation of management time and services between us and the other entities, (ii) the timing and terms of the investment in or sale of an asset, (iii) development of our properties by affiliates of our Advisor, (iv) investments with affiliates of our Advisor, (v) compensation to our Advisor, and (vi) our relationship with our property manager. If we do not successfully implement our business strategy, we may be unable to maintain or increase the value of our assets and the overall return on your investment may be reduced.
Our Advisor's executive officers and key personnel and the executive officers and key personnel of Behringer-affiliated entities that conduct our day-to-day operations will face competing demands on their time, and this may cause our investment returns to suffer.
We rely upon the executive officers of our Advisor and the executive officers and employees of Behringer affiliated entities to conduct our day-to-day operations. These persons also conduct the day-to-day operations of other Behringer-sponsored programs and may have other business interests as well. Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate. If this occurs, the returns on our investments may suffer.
Because other Behringer-sponsored real estate programs use investment strategies that are similar to ours, our executive officers, our Advisor and its executive officers face conflicts of interest relating to the leasing and disposition of properties, and such conflicts may not be resolved in our favor.
There may be periods during which one or more Behringer-sponsored programs are seeking to dispose of similar properties and other real estate-related investments. As a result, we may be trying to sell our properties and other real estate-related investments at the same time as one or more of the other Behringer-sponsored programs managed by officers and employees of our Advisor and/or its affiliates, and these other Behringer-sponsored programs may use disposition strategies that are similar to ours. Our executive officers and the executive officers of our Advisor are also the executive officers of other Behringer-sponsored REITs and their advisors, the general partners of Behringer-sponsored partnerships and/or the advisors or fiduciaries of other Behringer-sponsored programs, and these entities are and will be under common control. In the event these conflicts arise, we cannot assure you that our best interests will be met when officers and employees acting on behalf of our Advisor and on behalf of advisors and managers of other Behringer-sponsored programs decide whether to pursue a specific buyer of real estate on our behalf or on behalf of another Behringer-sponsored program or affiliate of our Advisor, which may have a disposition strategy that is similar to ours. In addition, we have acquired properties in geographic areas where other Behringer-sponsored programs own properties. If one of the other Behringer-sponsored programs attracts a tenant for which we are competing, we could suffer a loss of revenue due to delays in locating another suitable tenant. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved.

Your investment will be diluted upon conversion of the convertible stock.
In connection with our organization, Behringer, an affiliate of our Advisor, purchased 1,000 shares of our convertible stock for an aggregate purchase price of $1,000. Behringer transferred its shares of convertible stock to one of its affiliates on April 2, 2010. Under limited circumstances, these shares may be converted into shares of our common stock, resulting in dilution of our stockholders' interest in us. Our convertible stock will convert into shares of common stock on one of two events. First, it will convert if we have paid distributions to common stockholders such that aggregate distributions are equal to 100% of the price at which we sold our outstanding shares of common stock plus an amount sufficient to produce a 10% cumulative, non-compounded, annual return at that price. Alternatively, the convertible stock will convert if we list our shares of common stock on a national securities exchange and, on the 31st trading day after listing, the value of our company based on the average trading price of our shares of common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold for our common stockholders. Each of these two events is a "Triggering Event." Upon a Triggering Event, our convertible stock will, unless our advisory management agreement with our Advisor has been terminated or not renewed on account of a material breach by our Advisor, generally convert into shares of common stock with a value equal to the lesser of (A) 20% of the excess of our enterprise value plus the aggregate value of distributions paid to date on then outstanding shares of our common stock over the aggregate issue price of those outstanding shares plus a 10% cumulative, non-compounded, annual return on the issue price of those outstanding shares or (B) 15% of the excess of our enterprise value plus the aggregate value of distributions paid to date on then outstanding shares of our common stock over the aggregate issue price of those outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares. However, if our advisory management agreement with our Advisor expires without renewal or is terminated (other than because of a material breach by our Advisor) prior to a Triggering Event, then upon a Triggering Event the holder of the convertible stock will be entitled to a prorated portion of the number of shares of common stock determined by the foregoing calculation, where such proration is based on the percentage of time we were advised by our Advisor. As a result, following conversion, the holder of the convertible stock will be entitled to a portion of amounts distributable to our stockholders, which such amounts distributable to the holder could be significant.
Our Advisor can influence whether we terminate the advisory management agreement or allow it to expire without renewal, or whether our common stock is listed for trading on a national securities exchange. Accordingly, our Advisor can influence both the conversion of the convertible stock and the resulting dilution of other stockholders' interests.
General Risks Related to Investments in Real Estate
Our opportunistic and value-add property-acquisition strategy involved a higher risk of loss than more conservative investment strategies.
Our strategy for acquiring properties involved the acquisition of properties in markets that are depressed or overbuilt, and/or have high growth potential in real estate lease rates and sale prices. As a result of our investment in these types of markets, we will face increased risks relating to changes in local market conditions and increased competition for similar properties in the same market, as well as increased risks that these markets will not recover and the value of our properties in these markets will not increase, or will decrease, over time. For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties, and as a result, your overall investment return may be adversely affected. Our approach to acquiring and operating income-producing properties involved more risk than comparable real estate programs that have a targeted holding period for investments that is longer than ours, utilize leverage to a lesser degree and/or employ more conservative investment strategies.
Our revenue and net income may vary significantly from one period to another due to opportunity-oriented investments, which could increase the variability of our cash available to support our operations.
Our opportunistic and value-add property investment strategy has included investments in properties in various phases of development, redevelopment or repositioning, which may cause our revenues and net income to fluctuate significantly from one period to another. Projects do not produce revenue while in development or redevelopment. During any period when our projects in development or redevelopment or those with significant capital requirements increase without a corresponding increase in stable revenue-producing properties, our revenues and net income will likely decrease. Many factors may have a negative impact on the level of revenues or net income produced by our portfolio of properties and projects, including higher than expected construction costs, failure to complete projects on a timely basis, failure of the properties to perform at expected levels upon completion of development or redevelopment, and increased borrowings necessary to fund higher than expected construction or other costs related to the project. Further, our net income and shareholders' equity could be negatively affected during periods with large portfolio investments, which generally require large cash outlays and may require the incurrence of additional financing. Any such reduction in our revenues and net income during such periods could cause a resulting decrease in our cash available to support our operations during the same periods.

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
If our investment portfolio lacks diversification, downturns relating to certain geographic regions, types of assets, industries or business sectors may have a more significant adverse impact on our assets and your overall investment return than if we had a diversified investment portfolio.
We are not required to observe specific diversification criteria. Therefore, our investments in target assets may be concentrated in certain asset types that are subject to higher risk of foreclosure, or secured by assets concentrated in a limited number of geographic locations or industries. For the year ended December 31, 2014, excluding assets held for sale and 1875 Lawrence sold in 2014, 36% and 23% of our total revenues were derived from our properties located in Hawaii and Florida, respectively. Additionally, excluding assets held for sale and 1875 Lawrence, 37%, 36%, 18% and 9% of our total revenues for the year ended December 31, 2014 were from our four asset types, multifamily, hotel, student housing and office buildings, respectively. At December 31, 2014, 13 non-cancelable leases representing 55% of our annualized base rent for our consolidated office properties, excluding AJS, were concentrated in the health care and social assistance industry. To the extent that our portfolio is concentrated in limited geographic regions, types of assets, industries or business sectors, downturns relating generally to such region, type of asset, industry or business sector may leave our profitability vulnerable to a downturn in such areas as a result of tenants defaulting on their lease obligations at a number of our properties within a short time period, which may reduce our net income and the value of our common stock and accordingly reduce our stockholders' overall return.
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
Many of our investments will be dependent on tenants for revenue; lease expirations and terminations could adversely affect our operations and your overall investment return.
The success of our real property investments often will be materially dependent on the occupancy rates of our properties and the financial stability of our tenants. Leases at our consolidated office properties representing 1% and 18% of our annualized base rent and 1% and 22% of our rentable square footage will expire by the end of 2015 and 2016, respectively. This does not include AJS which was classified as held for sale at December 31, 2014. If we are unable to renew or extend the expiring leases under similar terms or are unable to negotiate new leases, or if our tenants default on lease payments, it would negatively impact our liquidity and consequently adversely affect our ability to fund our ongoing operations. A default by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and cause us to have to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. Additionally, loans that we make generally will relate to real estate. As a result, the borrower's ability to repay the loan may be dependent on the financial stability of the tenants leasing the related real estate.

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
We may enter into joint ventures, tenant-in-common investments or other co-ownership arrangements with other Behringer programs or third parties with investment objectives similar to ours for the acquisition, development or improvement of properties, as well as the acquisition of real estate-related investments. We may also invest in and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons.
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
Our Advisor will attempt to ensure that all of our properties are adequately insured to cover casualty losses. The nature of the activities at certain properties we have invested in, such as student housing, will expose us and our operators to potential liability for personal injuries and property damage claims. In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, pollution, environmental matters or extreme weather conditions such as hurricanes, floods and snowstorms that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders generally insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage, bridge or mezzanine loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure you that we will have adequate coverage for such losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss. In addition, other than the capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that may adversely affect the overall return on your investment.
Our operating results may be negatively affected by potential development and construction delays and result in increased costs and risks, which could diminish the return on your investment.
We have invested in the acquisition, development and/or redevelopment of properties upon which we will develop and construct improvements. We could incur substantial capital obligations in connection with these types of investments. We will be subject to risks relating to uncertainties associated with rezoning for development and environmental concerns of governmental entities and/or community groups and our builder's ability to control construction costs or to build in conformity with plans, specifications and timetables. The builder's failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance. Performance may also be affected or delayed by conditions beyond the builder's control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.
Failure to succeed in new markets or in new property classes may have adverse consequences on our performance.
We have from time to time commenced development activity or invested outside of our existing market areas or the property classes of our primary focus if appropriate opportunities arise. Our historical experience in our existing markets in developing, owning and operating certain classes of property does not ensure that we will be able to operate successfully in new markets, should we choose to enter them, or that we will be successful in new property classes. We may be exposed to a variety of risks if we choose to enter new markets, including an inability to evaluate accurately local market conditions, to obtain land for development or to identify appropriate investment opportunities, to hire and retain key personnel, and a lack of familiarity with local governmental and permitting procedures.
In addition, we may abandon opportunities to enter new markets or invest in new classes of property that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred.
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
Our student-housing properties are subject to an annual leasing cycle, short lease-up period, seasonal cash flows, changing university admission and housing policies, and other risks inherent in the student-housing industry, any of which could have a negative impact on your investment.
Student-housing properties generally have short-term leases of 12 months, ten months, nine months, or shorter. As a result, we may experience significantly reduced cash flows during the summer months from student-housing properties while most students are on vacation. Furthermore, student-housing properties must be almost entirely re-leased each year, exposing us to increased leasing risk. Student-housing properties are also typically leased during a limited leasing season that usually begins in August and ends in June of the following year. We would, therefore, be highly dependent on the effectiveness of our marketing and leasing efforts and personnel during this season.
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
We may face significant competition from university-owned student housing and from other residential properties that are in close proximity to student-housing properties we own, which could have a negative impact on our results of operations.
On-campus student housing has certain inherent advantages over off-campus student housing in terms of physical proximity to the university campus and integration of on-campus facilities into the academic community. Colleges and universities can generally avoid real estate taxes and borrow funds at lower interest rates than us.
We have invested in apartment communities with short-term apartment leases, which may expose us to the effects of declining market rent more quickly and could have a negative impact on our results of operations.
We expect that substantially all of our apartment leases will be for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.
To the extent we have invested in apartment communities, we will face competition from other apartment communities and the increased affordability of single-family homes, which may limit our profitability and returns to our stockholders.
Any apartment communities we have acquired will most likely compete with numerous housing alternatives in attracting residents, including other apartment communities, as well as single family homes and condominiums available to rent or purchase.
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
To the extent we invest in apartment communities, we may face increased competition from single-family homes and condominiums for rent or purchase, which could limit our ability to retain residents, lease apartment units or increase or maintain rents.
Any apartment communities we have invested in may compete with numerous housing alternatives in attracting residents, including single-family homes and condominiums available for rent or purchase. Such competitive housing alternatives may become more prevalent in a particular area because of the tightening of mortgage lending underwriting criteria, homeowner foreclosures, the decline in single-family home and condominium sales, and the lack of available credit. The number of single-family homes and condominiums for rent in a particular area could limit our ability to retain residents, lease apartment units, or increase or maintain rents.
In addition, the increasing affordability of single-family homes and condominiums available to purchase caused by declining mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our residents, lease apartment units and increase or maintain rental rates.
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
General economic conditions and discretionary consumer spending may affect certain of the properties we have acquired and lower the return on your investment.
The operations of certain properties in which we have invested, such as our hotel property, will depend upon a number of factors relating to discretionary consumer spending. Unfavorable local, regional or national economic developments or uncertainties regarding future economic prospects as a result of terrorist attacks, military activity or natural disasters could reduce consumer spending in the markets in which we own properties and adversely affect the operation of those properties. Consumer spending on luxury goods, travel and other leisure activities such as boating, skiing and health and spa activities may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in expenditures on luxury goods, travel and other leisure activities. Certain of the classes of properties that we own may be unable to maintain their profitability during periods of adverse economic conditions or low consumer confidence, which could in turn affect the ability of operators to make scheduled rent payments to us.
Seasonal revenue variations in certain asset classes will require the operators of such assets to manage cash flow properly over time to meet their non-seasonal scheduled rent payments to us.
Certain of the properties in which we have invested, including our hotel property, are generally seasonal in nature. As a result of the seasonal nature of certain industries that may be conducted on properties we acquire, these businesses will experience seasonal variations in revenues that may require our operators to supplement revenue at their properties in order to be able to make scheduled rent payments to us. The failure of an operator or a tenant to manage its cash flow properly may result in such operator or tenant having insufficient cash on hand to make its scheduled payments to us during seasonally slow periods, which may adversely affect our cash available for special distributions to stockholders.
Adverse weather conditions may affect operations of certain of the properties we own or reduce our operators' ability to make scheduled rent payments to us, which could reduce our cash flow from such investments.
Adverse weather conditions may influence revenues at our hotel investment. These adverse weather conditions include hurricanes, tropical storms, high winds, heat waves, drought (or merely reduced rainfall levels), excessive rain and floods. For example, adverse weather could reduce the number of people that visit our hotel property. Our hotel property may be susceptible to damage from weather conditions such as hurricanes, which damage (including but not limited to property damage and loss of revenue) is not generally insurable at commercially reasonable rates. Poor weather conditions could also disrupt operations at our hotel property and may adversely affect both the value of our investment and the ability of our tenants and operators to make their scheduled rent payments to us.
Security breaches through cyber-attacks, cyber-intrusions, or otherwise, could disrupt our IT networks and related systems.
Risks associated with security breaches, whether through cyber-attacks or cyber-intrusions over the Internet, malware, computer viruses, attachments to e-mails, or otherwise, against persons inside our organization, persons with access to systems inside our organization, the U.S. government, financial markets or institutions, or major businesses, including tenants, could disrupt or disable networks and related systems, other critical infrastructures, and the normal operation of business.  The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased.  Even though we may not be specifically targeted, cyber-attacks on the U.S. government, financial markets, financial institutions, or other major businesses, including tenants, could disrupt our normal business operations and networks, which may in turn have a material adverse impact on our financial condition and results of operations.
IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations.  They also may be critical to the operations of certain of our tenants.  Further, our Advisor provides our IT services, and there can be no assurance that their security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.  Even the most well protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.  While, to date, we have not experienced a cyber-attack or cyber-intrusion, neither our Advisor nor we may be able to anticipate or implement adequate security barriers or other preventive measures.  A security breach or other significant disruption involving our IT networks and related systems could:

•	disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants;

•	result in misstated financial reports, violations of loan covenants, missed reporting deadlines and/or missed permitting deadlines;

•	result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation, or release of proprietary, confidential, sensitive, or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive, or otherwise harmful purposes and outcomes;

•	result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;

•	require significant management attention and resources to remedy any damages that result;

•	subject us to claims for breach of contract, damages, credits, penalties, or termination of leases or other agreements; or

•	damage our reputation among our tenants and stockholders generally.
Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition, and cash flows.
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
The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for special distributions to you.
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
We have acquired real properties and other real estate-related investments by using either existing financing or borrowing new funds. We also may borrow funds for payment of special cash distributions to stockholders, in particular if necessary to satisfy the requirement that we distribute to stockholders at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes and/or avoid federal income tax.
There is no limitation on the amount we may invest in or borrow related to any single property or other investment. Under our charter, the maximum amount of our indebtedness shall not exceed 300% of our "net assets" (as defined in our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors.
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
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make special cash distributions to our stockholders.
In connection with obtaining financing, a lender could impose restrictions on us that affect our ability to incur additional debt and our special distribution and operating policies. In general, we expect our loan agreements to restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Loan documents we enter may contain other customary negative covenants that may limit our ability to further mortgage the property, discontinue insurance coverage, replace Behringer Harvard Opportunity Advisors II, LLC as our Advisor or impose other limitations. Any such restriction or limitation may have an adverse effect on our operations and our ability to make special distributions to you.

Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for special cash distribution to our stockholders.
We may finance our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or "balloon" payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for special cash distribution to our stockholders because cash otherwise available for special distributions will be required to pay principal and interest associated with these mortgage loans.
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
Some of our financing arrangements may require us to make a lump-sum or balloon payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT and/or avoid federal income tax. Any of these results would have a significant, negative impact on your investment.
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
We have invested in mortgage, bridge or mezzanine loans, and we are at risk of defaults on those loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels. We do not know whether the values of the property securing the loans will remain at the levels existing on the dates we originated of the loans. If the values of the underlying properties decline, our risk will increase because of the lower value of the security associated with such loans.

We have invested in a mezzanine loan in a multifamily development located in the energy hub of Denver, Colorado. The energy sector recently experienced a significant decline in oil prices, which could have an adverse impact on the results at this multifamily investment. Denver is headquarters to a number of energy companies. Job layoffs as a result of the downturn in oil prices could reduce the number of tenants available to lease a unit at the development project, which is not expected to be completed until the end of 2015.
Our mortgage, bridge or mezzanine loans will be subject to interest rate fluctuations, which could reduce our returns as compared to market interest rates and reduce the value of the loans in the event we sell them.
We have invested in fixed-rate, long-term mortgage, bridge or mezzanine loans. If interest rates rise, the loans could yield a return lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that mortgage, bridge or mezzanine loans are prepaid, because we may not be able to make new loans at the previously higher interest rate. If we invest in variable-rate loans and interest rates decrease, our revenues also decrease. When interest rates increase on our variable-rate loans, the value of the loans we own at such time would decrease, which would lower the proceeds we would receive in the event we sell such assets. For these reasons, our returns on these types of loans and the value of your investment will be subject to fluctuations in interest rates.
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
The mezzanine loans in which we have invested involve greater risks of loss than senior loans secured by income-producing real properties.
We have invested in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. If borrowers of these loans are real estate developers, our investments may involve additional risks, including dependence for repayment on successful completion and operation of the project, difficulties in estimating construction or rehabilitation costs and loan terms that often require little or no amortization. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through "standstill periods"), and control decisions made in bankruptcy proceedings relating to borrowers. As a result, we may not recover some or all of our investment.
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
The liquidation of our assets may be delayed as a result of our investment in mortgage, bridge or mezzanine loans, which could delay special cash distributions to our stockholders.
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
Risks Related to Our Operations
To hedge against exchange rate and interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective and may reduce the overall returns on your investment and affect cash available for special distributions to our stockholders.
We may use derivative financial instruments to hedge exposures to changes in exchange rates and interest rates on loans secured by our assets and investments in commercial mortgage-backed securities ("CMBS"). Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time. Our hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedging products may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or asset;

•	the amount of income that a REIT may earn from hedging transactions to offset losses due to fluctuations in interest rates is limited by federal tax provisions governing REITs;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the party owing money in the hedging transaction may default on its obligation to pay; and

•	we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.
Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for special distributions to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the interest rate risk sought to be hedged. Any such imperfect correlation may prevent us from achieving the intended accounting treatment and may expose us to risk of loss.
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
There can be no assurance that the direct or indirect effects of the Dodd-Frank Act and other applicable non-US regulations will not have an adverse effect on our interest rate hedging activities.
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“the Dodd-Frank Act”) imposed additional regulations on derivatives markets and transactions. Such regulations and, to the extent we trade with counterparties organized in non-US jurisdictions, any applicable regulations in those jurisdictions, are still being implemented, and will affect our interest rate hedging activities. While the full impact of regulation on our interest rate hedging activities cannot be fully assessed until all final implementing rules and regulations are promulgated, such regulation may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and/or may result in us entering into such transactions on less favorable terms than prior to implementation of such regulation. For example, subject to an exception under the Dodd-Frank Act for “end-users” of swaps upon which we may seek to rely, we may be required to clear certain interest rate hedging transactions by submitting them to a derivatives clearing organization. In addition, to the extent we are required to clear any such transactions, we will be required to, among other things, post margin in connection with such transactions. The occurrence of any of the foregoing events may have an adverse effect on our business and our stockholders’ return.
We could be negatively impacted by the elimination of Fannie Mae or Freddie Mac.
Fannie Mae and Freddie Mac are a major source of financing for secured multifamily real estate. We and other multifamily companies have utilized Fannie Mae and Freddie Mac to finance growth by purchasing or guaranteeing apartment loans. In May 2014, the U.S. Senate Banking Committee approved legislation to wind down Fannie Mae and Freddie Mac and redesign the U.S. mortgage finance system, which legislation has to date not been acted on in the broader Senate. A final decision by the government to eliminate Fannie Mae or Freddie Mac or reduce their role in the mortgage market, or otherwise restructure the U.S. mortgage finance system, may adversely affect interest rates, capital availability, and the development and potential sales of multifamily communities, and in particular could adversely affect our ability to dispose of our multifamily assets upon our liquidation.
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

Federal Income Tax Risks
Failure to qualify as a REIT would adversely affect our operations and our ability to make special cash distributions.
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
Our qualification as a REIT depends upon our ability to meet, through investments, actual operating results, special distributions and satisfaction of specific stockholder rules, the various tests imposed by the Internal Revenue Code. We cannot assure you that we will satisfy the REIT requirements in the future. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income for that year at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Our failure to qualify as a REIT would adversely affect the return on your investment.
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
Income received in the nature of fees or noncustomary services, in some cases, may not qualify as rental income and could be characterized by the Internal Revenue Service as non-qualifying income for purposes of satisfying the "income tests" required for REIT qualification. If this income were, in fact, treated as non-qualifying, and if the aggregate of such income and any other non-qualifying income in any taxable year ever exceeded 5% of our gross revenues for such year, we could lose our REIT status for that taxable year and the four taxable years following the year of losing our REIT status. We will use commercially reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our continued qualification as a REIT. Our failure to qualify as a REIT would adversely affect the return on your investment.
If our operating partnership fails to maintain its status as a partnership, its income may be subject to taxation, which would reduce the cash available to us for special distributions to our stockholders.
We intend to maintain the status of Behringer Harvard Opportunity OP II, our operating partnership, as a partnership for federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of the operating partnership as an entity taxable as a partnership, Behringer Harvard Opportunity OP II would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This could also result in our losing REIT status, and becoming subject to a corporate level tax on our income. This would substantially reduce the cash available to us to make special distributions and the return on your investment. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.
In certain circumstances, we may be subject to federal and state taxes, which would reduce our cash available for special distributions to our stockholders.
Even if we qualify and maintain our status as a REIT, we may become subject to federal and state taxes, including alternative minimum tax ("AMT"). For example, if we have net income from a "prohibited transaction," such income will be subject to a 100% penalty tax. We may not be able to make sufficient special distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our assets and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. We may also be subject to state and local taxes, including potentially the "margin tax" in the State of Texas, on our income or property, either directly or at the level of the operating partnership or at the level of the other companies through which we indirectly own our assets. Any federal or state taxes paid by us will reduce the cash available to us for special distributions to our stockholders.
For the year ended December 31, 2014, we had federal taxable income of $5.5 million as a result of the disposal of 1875 Lawrence. The Company made special cash distributions of $13 million during the year and had remaining federal NOL carryovers of $13.1 million at December 31, 2014. The Company has continued to establish a valuation allowance against its deferred tax assets as the utilization of any deferred tax asset is not at a level of more likely than not that they will be realized prior to their expiration. The Company recorded an income tax benefit of $0.1 million during the year ended December 31, 2014 related to the overpayment of AMT tax for the year ended December 31, 2013. We recorded estimated AMT tax of $0.2 million for the year ended December 31, 2013 as a result of gains recognized on the sale of investments during the year.  The Company recorded no provision for income tax, including AMT, during the year ended December 31, 2014.
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
We have made investments in real estate located outside of the United States and may invest in stock or other securities of entities owning real property located outside the U.S. As a result, we may be subject to foreign (i.e., non-U.S.) income taxes, stamp taxes, real property conveyance taxes, withholding taxes, and other foreign taxes or similar impositions in connection with our ownership of foreign real property or foreign securities. The country in which the real property is located may impose such taxes regardless of whether we are profitable and in addition to any U.S. income tax or other U.S. taxes imposed on profits from our investments in such real property or securities. If a foreign country imposes income taxes on profits from our investment in foreign real property or foreign securities, you will not be eligible to claim a tax credit on your U.S. federal income tax returns to offset the income taxes paid to the foreign country, and the imposition of any foreign taxes in connection with our ownership and operation of foreign real property or our investment in securities of foreign entities will reduce the amounts distributable to you. Similarly, the imposition of withholding taxes by a foreign country will reduce the amounts distributable to you. We expect the organizational costs associated with non-U.S. investments, including costs to structure the investments so as to minimize the impact of foreign taxes, will be higher than those associated with U.S. investments. Moreover, we may be required to file income tax or other information returns in foreign jurisdictions as a result of our investments made outside of the U.S. Any organizational costs and reporting requirements will increase our administrative expenses and reduce the amount of cash available for special distributions to you. You are urged to consult with your own tax advisors with respect to the impact of applicable non-U.S. taxes and tax withholding requirements on an investment in our common stock.
Our foreign investments will be subject to changes in foreign tax or other laws, as well as to changes in U.S. tax laws, and such changes could negatively impact our returns from any particular investment.
We have made investments in real estate located outside of the United States. Such investments are typically structured to minimize non-U.S. taxes, and generally include the use of holding companies. Our ownership, operation and disposition strategy with respect to non-U.S. investments will take into account foreign tax considerations. For example, it is typically advantageous from a tax perspective in non-U.S. jurisdictions to sell interests in a holding company that owns real estate rather than the real estate itself. Buyers of such entities, however, will often discount their purchase price by evaluating any inherent risks or expected tax liability in such entity. Additionally, the pool of buyers for interests in such holding companies is typically more limited than buyers of direct interests in real estate, and we may be forced to dispose of real estate directly, thus potentially incurring higher foreign taxes and negatively effecting the return on the investment.
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
For taxable years beginning January 1, 2013, the tax rate on certain "qualified dividend income" is 20% for certain individuals, trusts and estates. REIT distributions generally do not qualify for "qualified dividend income" tax rate, therefore individuals, trusts and estates may be subject to a maximum tax rate of 39.6% on ordinary REIT dividends. For corporate stockholders, the maximum corporate tax rate for such distributions is 35%. As a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the "double taxation" to which other corporations are typically subject. It is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interests of our stockholders.
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
As a result of these factors, there is a significant risk that we may recognize substantial taxable income in excess of cash available for special distributions. In that event, we may need to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this "phantom income" is recognized.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order to maintain our REIT qualification. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make special distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for special distributions to stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make special cash distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
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
Item 1B.    Unresolved Staff Comments.
Not applicable.

Item 2.    Properties.
General
The following table presents certain additional information about our consolidated investments in real estate as of December 31, 2014:

Property Name	Location	Date Acquired	Approximate Rentable Square Footage or Number of Units and Beds		Description	Encumbrances	Ownership Interest		Occupancy at the end of 2014		Occupancy at the end of 2013		Effective Monthly Rent per Square Foot/Unit/Bed for 2014(1)	Effective Monthly Rent per Square Foot/Unit/Bed for 2013(1)
Holstenplatz	Hamburg, Germany	June 30, 2010	80,000		8-story office	$9.1 million	100%		100%		100%		$1.18	$1.39
Gardens Medical Pavilion(2)	Palm Beach Gardens, Florida	October 20, 2010	75,374		Medical office	$13.7 million	79.8%	(2)	60%		80%		1.21	2.47
Courtyard Kauai Coconut Beach Hotel	Kauai, Hawaii	October 20, 2010	311 Rooms	(3)	Hotel	$38 million	80%		82%	(4)	80%	(4)	n/a	n/a
River Club and the Townhomes at River Club	Athens, Georgia	April 25, 2011	1,128 beds	(5)	Student housing	$24.7 million	85%		97%		76%		362.72	416.80
Lakes of Margate	Margate, Florida	October 19, 2011	280 units		Multifamily	$14.7 million	92.5%		90%		93%		1,127.98	1,112.98
Arbors Harbor Town	Memphis, Tennessee	December 20, 2011	345 units		Multifamily	$25.6 million	94%		91%		94%		1,169.66	1,139.49
Wimberly at Deerwood ("Wimberly")	Jacksonville, Florida	February 19, 2013	322 units		Multifamily	$26.7 million	95%		91%		89%		1,032.22	972.59
22 Exchange	Akron, Ohio	April 16, 2013	471 beds / 22,104 sq ft retail space		Student housing	$19.5 million	90%		(6)		(6)		(7)	(7)
Parkside Apartments ("Parkside")	Sugarland, Texas	August 8, 2013	240 units		Multifamily	$10.8 million	90%		83%		91%		1,066.50	1,003.13
Lakewood Flats	Dallas, Texas	October 10, 2014	435 units		Multifamily	$33.5 million	100%		93%		n/a		1,168.13	n/a
Real Estate Held for Sale:
Babcock Self Storage(8)	San Antonio, Texas	August 30, 2011	537 units		Self storage	$2.1 million	85%		83%		79%		101.63	101.74
Alte Jakobstraße(8)	Berlin, Germany	April 5, 2012	70,000		7-story office	$7 million	100%		100%		99%		0.93	1.23
_______________________________________________________________________________

(1)	Effective monthly rent is calculated using leases in place as of December 31 and takes into account any rent concessions.

(2)
We acquired a portfolio of eight medical office buildings, known as the Original Florida MOB Portfolio, on October 8, 2010.  We acquired a medical office building known as Gardens Medical Pavilion on October 20, 2010.  Collectively, the Original Florida MOB Portfolio and Gardens Medical Pavilion were referred to as the Florida MOB Portfolio and consisted of nine medical office buildings. On September 20, 2013, we sold the Original Florida MOB Portfolio. As of December 31, 2014, we own approximately 79.8% of the ninth building, Gardens Medical Pavilion.

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

(6)
22 Exchange consists of a student housing complex with 471 beds and 22,104 square feet of retail space. At December 31, 2014 and 2013, occupancy for student housing was 83% and 72% and retail was 71% and 71%, respectively.

(7)
Effective monthly rent per bed for student housing was $524.41 and $612.04 and effective monthly rent per square foot for the retail space was $1.40 and $1.56 at December 31, 2014 and 2013, respectively.

(8)
As of December 31, 2014, Babcock and AJS are classified as real estate held for sale on our consolidated balance sheet. Babcock was sold on January 8, 2015 and AJS was sold on February 21, 2015. A portion of the sales proceeds from the sale of each property were used to pay off the related existing indebtedness in full.

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

Portfolio Diversification
As an opportunistic and value-add fund, we utilize a business model driven by investment strategy and expected performance characteristics. Accordingly, we have investments in several types of real estate, including office, hotel, multifamily and student housing.
The following table shows the total revenue of our real estate portfolio for the properties we consolidated in our financial statements as of December 31, 2014, including revenues generated from tenant reimbursements ($ in thousands):

Property	Description	2014 Revenue	Percentage of 2014 Revenue
Holstenplatz	Office building	$1,767	4%
Gardens Medical Pavilion	Medical office building	2,439	5%
Courtyard Kauai Coconut Beach Hotel	Hotel	16,371	34%
Arbors Harbor Town	Multifamily	4,899	10%
Lakes of Margate	Multifamily	3,991	8%
Wimberly	Multifamily	3,850	8%
Parkside	Multifamily	2,892	6%
Lakewood Flats	Multifamily	1,385	3%
River Club and the Townhomes at River Club	Student housing	4,578	9%
22 Exchange	Student housing	3,505	7%
Total, excluding properties sold and held for sale		$45,677	94%
Alte Jakobstraße(1)	Office building	1,308	3%
Babcock Self Storage(1)	Self storage	569	1%
1875 Lawrence(1)	Office building	1,043	2%
Total revenues		$48,597	100%
_________________________________________

(1)
We sold AJS and Babcock on February 21, 2015 and January 8, 2015, respectively. The two properties are classified as held for sale at December 31, 2014. We sold our 1875 Lawrence property on May 30, 2014.

Geographic Diversification
The following table shows the geographic diversification of our real estate portfolio for those properties that we consolidate in our financial statements as of December 31, 2014. This table excludes revenues generated from tenant reimbursements. See footnote (1) below:

Location	2014 Revenue(1)(2) in (000s)	Percentage of 2014 Revenue
Hawaii	$16,371	38%
Florida	8,845	21%
Tennessee	4,731	11%
Georgia	4,524	10%
Texas	4,039	9%
Ohio	3,342	8%
International	1,208	3%
	$43,060	100%
_________________________________________

(1)
2014 Revenue represents contractual base rental income of our office properties and does not take into account any rent concessions or prospective rent increases. It also includes revenue from our multifamily, hotel properties and student housing, excluding tenant reimbursements, without consideration of tenant contraction or termination rights.

(2)
This table does not include revenues of $0.8 million for 1875 Lawrence, located in Colorado, which we sold on May 30, 2014. In addition, revenues of $0.5 million for Babcock, located in Texas, and $0.8 million for AJS, located in Germany, our two held for sale properties at December 31, 2014, are not included in the table. We sold Babcock and AJS in the first quarter of 2015.

See Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements for information regarding how geographic concentration may be considered in the evaluation of our investments for impairment.
Future Lease Payments Table
The following table presents the future minimum base rental payments due to us under non-cancelable leases over the next ten years at our consolidated office properties as of December 31, 2014 (in thousands):

Year	Amount(1)
2015	$2,603
2016	2,449
2017	1,969
2018	1,575
2019	1,126
2020	928
2021	838
2022	845
2023	837
2024	779
Thereafter	424
_____________________________________

(1)	Excludes leases at our AJS office building which was classified as held for sale at December 31, 2014 and was sold on February 21, 2015.

Portfolio Lease Expirations
The following table presents lease expirations for non-cancelable leases for our consolidated office properties as of December 31, 2014 ($ in thousands):

Year of Expiration	Number of Leases Expiring	Annualized Base Rent(1)(2)	Percent of Portfolio Annualized Base Rent Expiring	Leased Rentable Sq. Ft.	Percent of Portfolio Rentable Sq. Ft. Expiring
2015	1	$36	1%	1,573	1%
2016	6	538	18%	30,554	22%
2017	5	535	18%	21,164	15%
2018	4	411	14%	23,947	18%
2019	4	298	10%	17,687	13%
2020	3	204	7%	8,949	7%
2021	—	—	—%	—	—%
2022	1	19	1%	1,496	1%
2023	1	69	3%	4,273	3%
2024	3	710	24%	24,965	18%
Thereafter	2	124	4%	2,358	2%
Total	30	$2,944	100%	136,966	100%
_____________________________________

(1)
Represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to the expiration multiplied by 12, without consideration of tenant contraction or termination rights. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

(2)	Excludes leases at our AJS office building which was classified as held for sale at December 31, 2014 and was sold on February 21, 2015.
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
Determination of Estimated Per Share Value
On November 21, 2014, pursuant to the Amended and Restated Policy for Estimation of Common Stock Value (the “Estimated Valuation Policy”), our board of directors met and established an estimated per share value of our common stock as of October 31, 2014 of $9.72.
Process and Methodology
Our board of directors’ objective in determining an estimated value per share was to arrive at an estimated value that it believes is reasonable after consultation with our Advisor and with an independent, third-party valuation and advisory firm engaged by the Company, using what the board of directors deems to be appropriate valuation methodologies and assumptions under current circumstances.
In arriving at an estimated value per share, our board of directors reviewed and considered the valuation analyses prepared by the Advisor and Capright Property Advisors, LLC (“Capright”). The Advisor presented a report to the board of directors with an estimated per share value. Capright provided our board of directors an opinion that the resulting “as-is” market value for the Company’s properties, as calculated by the Advisor, and the other assets and liabilities as valued by the Advisor, along with the corresponding net asset value (“NAV”) valuation methodologies and assumptions used by the Advisor to arrive at a recommended value of $9.72 per share as of October 31, 2014 were appropriate and reasonable. The board of directors conferred with the Advisor and a representative from Capright regarding the methodologies and assumptions used to reach their respective conclusions. The board of directors, which is responsible for determining the estimated per share value, considered all information provided in light of its own familiarity with our assets and unanimously approved an estimated value of $9.72 per share.
Capright’s opinion was subject to various limitations. In forming its opinion, Capright relied on information provided by our Advisor and third parties without independent verification. Our Advisor provided Capright with information regarding lease terms and the physical condition and capital expenditure requirements of each property. Capright did not perform engineering or structural studies or environmental studies of any of the properties, nor did they perform an independent appraisal of the other assets and liabilities included in our estimated value per share.
In forming their conclusion as to the as-is value of the real estate investments held by the Company as of October 31, 2014, Capright’s opinion was subject to various limitations. For those properties appraised by Capright, the scope of their work included:

•	Review of all property level information provided by the Advisor;

•	Physical inspection of each asset to determine its physical condition and location attributes;

•	Review of the Company’s real estate investments’ historical performance and business plans related to operations of the investments; and

•	Review of the applicable markets by means of publications and other resources to measure existing market conditions, supply and demand factors, and growth patterns.
For other real estate investments, Capright performed the following:

•	Review of a third party appraisal report for one property prepared in early 2014:

•	Review of an existing sale agreement and sale negotiations for three properties as of October 31, 2014; and

•	Review of purchase terms, net of fees, for an asset acquired after September 30, 2014.
Capright also evaluated the following information to arrive at their opinion:

•	Review of key market assumptions for mezzanine investments and mortgage liabilities, including but not limited to interest rates and collateral;

•	Review of the data models prepared by the Advisor supporting the valuation for each investment;

•
Review of Advisor calculations related to value allocations to noncontrolling interests and joint venture interests, preferred equity interests and promoted interests, based on contractual terms and market assessments; and

•	Review of valuation methodology used by the Advisor for other assets and liabilities.
Capright has acted as a valuation advisor to the Company in connection with this assignment. The compensation paid to Capright in connection with this assignment was not contingent upon the successful completion of any transaction or conclusion reached by Capright. Capright has rendered valuation advisory services to another Behringer-sponsored investment program during this year for which it received usual and customary compensation. Capright may be engaged to provide financial advisory services to the Company, its Advisor, or other Behringer-sponsored investment programs or their affiliates in the future.
The estimated valuation of $9.72 per share as of October 31, 2014, reflects an increase from the estimated valuation of $9.59 per share, which was the estimated per share value after adjustment of the August 1, 2013 estimated per share valuation for the $0.50 per share special cash distribution paid on September 18, 2014. The major factors that contributed most to the increase in the adjusted estimated share value were:

•	the continued compression of capitalization rates among the multi-family assets in the portfolio:

•	the successful repositioning of the Courtyard Kauai asset; and

•	the successful sale of 1875 Lawrence for a sales price greater than the estimated value for the property determined in connection with the August 1, 2013 estimated per share valuation.
These increases were partially offset by a decline in interest rate spreads over LIBOR on our floating rate debt compared with last year, which resulted in a non-cash debt mark-to-market adjustment.
The following is a summary of the valuation methodologies used for each type of asset:
Investments in Real Estate. The Company has focused on acquiring commercial real estate properties in different asset classes generally requiring development, redevelopment, or repositioning. Due to the opportunistic and value-added nature of the Company’s real estate investments, both Capright and our Advisor utilized a variety of valuation methodologies, each as appropriate for the asset type under consideration to assign an estimated value to each asset.
Our Advisor estimated the value of our investments in real estate utilizing multiple valuation methods, as appropriate for each asset, including an income approach using discounted cash flow analysis and a sales comparable analysis. The key assumptions used in the discounted cash flow approach were specific to each property type, market location, and quality of each property, and were based on similar investors’ return expectations and market assessments and are reflected in the table included under “Allocation of Estimated Value” below. In calculating values for our assets, our Advisor used balance sheet and cash flow estimates as of September 30, 2014.
In forming its opinion, Capright prepared appraisals on seven of our consolidated investment properties in connection with the valuation. The appraisals estimated values by using discounted cash flow, comparable sales, or a weighting of these approaches in determining each property’s value. The appraisals employed a range of terminal capitalization rates, discount rates, growth rates, and other variables that fell within ranges that Capright and the Advisor believed would be used by similar investors to value the properties we own. The assumptions used in developing these estimates were specific to each property (including holding periods) and were determined based upon a number of factors including the market in which the property is located, the specific location of the property within the market, property and market vacancy, tenant demand for space and investor demand and return requirements.
For the remaining real estate assets reviewed by Capright, the current values were based on a prior third party appraisal performed in early 2014, an existing sale agreement and sale negotiations for assets as of October 31, 2014, and purchase terms for an asset, net of fees, that was acquired after September 30, 2014.
While we and our Advisor believe that the approaches used by appraisers in valuing our real estate assets, including an income approach using discounted cash flow analysis and sales comparable analysis, is standard in the real estate industry, the estimated values for our investments in real estate may or may not represent current market values or fair values determined in accordance with GAAP. Real estate is currently carried at its amortized cost basis in our financial statements, subject to any adjustments applicable under GAAP.
Investment in Mezzanine Loan. The value of our Mezzanine Loan investment was valued at the outstanding principal balance. The loan is accounted for as an investment in unconsolidated joint venture on our balance sheet.
Mortgage Loans. Values for mortgage loans were estimated by the Advisor and reviewed by Capright using a discounted cash flow analysis, which would use inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratios. The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rates for mortgage loans at the valuation date ranged from 1.8% to 5.7%.

Other Assets and Liabilities. For a majority of our other assets and liabilities, consisting of cash and cash equivalents, short-term investments, accounts payable and other liabilities, the carrying values as of September 30, 2014, adjusted for significant activity through October 31, 2014, were considered equal to fair value by the Advisor due to their cost-based characteristics or short maturities. In connection with our estimated valuation of operating properties, notes receivable and mortgage loans payable, certain GAAP balances related to accumulated depreciation and amortization, straight-lining of rents, deferred revenues and expenses, and debt and notes receivable premiums and discounts were eliminated as the accounts were already considered in the estimated values.
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
Common Stock Outstanding. In deriving an estimated per share value, the total estimated value was divided by 25.8 million, the total number of common shares outstanding as of October 31, 2014, on a fully diluted basis, which includes financial instruments that can be converted into a known or determinable number of common shares. As of the valuation date, none of the financial instruments that could be converted into common shares were convertible into a known or determinable number of common shares. The determination of the number of common shares outstanding used in the estimated value per share is the same as used in GAAP computations for per share amounts.
Our estimated value per share was calculated by aggregating the value of our assets, subtracting the value of our liabilities, and dividing the net total by the fully-diluted common stock outstanding. Our estimated value per share is effective as of October 31, 2014.
The estimated per share value does not reflect a liquidity discount for the fact that the shares are not traded on a national securities exchange, a discount for the non-assumability or prepayment obligations associated with certain of the Company’s debt, or a discount for our corporate level overhead and other costs that may be incurred, including any costs related to the sale of the Company’s assets other than the assets discussed above. Different parties using different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The markets for real estate can fluctuate and values are expected to change in the future.
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

Allocation of Estimated Value
The table below sets forth the calculation of the Company’s estimated value per share as of October 31, 2014, as well as the calculation of the Company’s prior estimated value per share as of August 1, 2013. The estimated valuation of $9.72 per share as of October 31, 2014, reflects an increase from the estimated valuation of $9.59 per share, which was the adjusted estimated per share value after adjustment of the August 1, 2014 estimated per share valuation for the $0.50 per share special cash distribution paid to shareholders on September 18, 2014.

	October 31, 2014 Estimated Value per Share	August 1, 2013 Estimated Value per Share
Real estate:
Operating(1)	$16.19	$16.01
Mezzanine loan investment(2)	0.53	0.53
Cash and cash equivalents	2.92	2.64
Restricted cash	0.17	0.27
Notes payable(3)	(8.78)	(8.20)
Other assets and liabilities	(0.20)	(0.27)
Noncontrolling interests	(1.11)	(0.89)
Estimated net asset value per share	$9.72	$10.09
Estimated enterprise value premium	—	—
Total estimated value per share(4)	$9.72	$10.09
Less: Special cash distribution(5)	—	(0.50)
Total estimated value per share, as adjusted	$9.72	$9.59
______________________________________________________________________

(1)    The following are the key assumptions (shown on a weighted average basis) which are used in the discounted cash flow models to estimate the value of the real estate assets we currently own.

	Hotel	Multifamily	Student Housing
Exit capitalization rate	7.0%	6.4%	6.5%
Discount rate	9.0%	7.5%	7.7%
Annual market rent growth rate	4.5%	3.0%	3.1%
Average holding period	10 years	10 years	10 years
The following are ranges of the key assumptions which are used in the discounted cash flow models to estimate the value of the real estate assets we currently own. The discounted cash flow analyses for our hotel asset is only one category, and therefore, no range of values is available.

	Multifamily	Student Housing
Exit capitalization rate	6.0% - 6.8%	6.5%
Discount rate	7.0% - 8.0%	7.5% - 8.0%

(2)    Accounted for as an investment in unconsolidated joint venture in our consolidated balance sheet as of September 30, 2014 and December 31, 2014.
(3)    October 31, 2014 notes payable net of $(492,000) mark-to-market adjustment.
(4)    As of October 31, 2014, we had 25,801,669 shares outstanding.  The potential dilutive effect of our common stock equivalents does not impact our estimated per share value as there were no potentially dilutive securities outstanding at October 31, 2014.

(5)
On September 18, 2014, we paid a $0.50 per share special cash distribution to stockholders of record as of September 15, 2014 which resulted in a corresponding reduction in our estimated value per share from August 1, 2013.

The real estate assets we owned as of October 31, 2014 reflect an overall increase of 16.1% from the original purchase price (excluding acquisition costs and operating deficits) plus post-acquisition capital investments.
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

	Change in Estimated Value per Share
	Increase of 25 basis points	Decrease of 25 basis points
Capitalization rate	$(0.48)	$0.53
Discount rate	$(0.20)	$0.21
Historical Estimated Values per Share
The historical reported estimated values per share of the Company’s common stock approved by the board of directors are set forth below:

Estimated Value per Share	Effective Date of Valuation	Filing with the Securities and Exchange Commission
$10.09(1)	August 1, 2013	Current Report on Form 8-K filed August 15, 2013

(1)
Pursuant to our Amended and Restated Policy for Estimation of Common Stock Value, our estimated value per share was reduced to $9.59 in September 2014 as a result of the payment of a special cash distribution of $0.50 per share.

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

The estimated value of our shares was calculated as of a particular point in time.  The value of the Company’s shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets.  As such, the estimated value per share does not take into account developments in our portfolio since October 31, 2014, including the sale of Babcock and AJS in the first quarter of 2015. There is no assurance of the extent to which the current estimated valuation should be relied upon for any purpose after its effective date regardless that it may be published on any statement issued by the Company or otherwise.
The Company is diligently working to secure new leases with quality tenants to: increase net operating income and the ultimate value of our assets; complete, market, and sell development assets; execute on other value creation strategies; and minimize expenses when possible.
Holders
As of February 28, 2015, we had 25,732,304 shares of common stock outstanding held by a total of approximately 11,000 stockholders.
Distributions
We made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2008. As a REIT, we must distribute at least 90% of our REIT taxable income to our stockholders annually. Our distributions to our stockholders have historically been declared on a quarterly basis and paid on a monthly basis. We have paid all or a portion of our distributions from cash on hand, borrowings, proceeds from the sale of assets and the proceeds of our offerings.
On August 8, 2014, our board of directors authorized a special cash distribution of $0.50 per share of common stock payable to our stockholders of record as of September 15, 2014. We did not pay any distributions during the year ended December 31, 2013.
On March 18, 2015, our board of directors authorized a special cash distribution of $1.00 per share of common stock payable to our stockholders of record as of March 30, 2015.
We have paid and may in the future pay some or all of our distributions from sources other than operating cash flow. We have, for example, generated cash to pay distributions from sales activities and financing activities, components of which included proceeds from the Offerings and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow. We have also utilized cash from refinancing and dispositions, the components of which may represent a return of capital and/or the gains on sale. In addition, from time to time, our Advisor may agree to waive or defer all or a portion of the acquisition, asset management or other fees or incentives due to it, pay general administrative expenses or otherwise supplement investor returns which may increase the amount of cash that we have available to pay special cash distributions to our stockholders.
Total distributions paid to stockholders during the year ended December 31, 2014 consisted solely of the special cash distribution of $13 million paid to stockholders in cash on September 18, 2014 and was fully funded with a portion of proceeds from asset sales.
We expect any future distributions to be fully funded with proceeds from asset sales; however future distributions, declared and paid at the discretion of the board of directors, may exceed cash flow from operating activities or funds from operations. For further discussion regarding our ability to sustain any level of our distributions, see Part I, Item 1A, "Risk Factors."

Recent Sales of Unregistered Securities
During the three months ended December 31, 2014, we did not sell any equity securities that were not registered under the Securities Act of 1933.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information regarding our equity compensation plans as of December 31, 2014:

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
The terms on which we redeem shares may differ between redemptions upon a stockholder's death, "qualifying disability" (as defined in the share redemption program) or confinement to a long-term care facility (collectively, "Exceptional Redemptions") and all other redemptions ("Ordinary Redemptions"). From April 1, 2012 through May 15, 2014, our board of directors suspended accepting Ordinary Redemptions. On May 15, 2014, our board of directors adopted the Third Amended and Restated Share Redemption Program and reopened the share redemption program for Ordinary Redemptions, to be effective on that date. In addition, for periods beginning on or after May 15, 2014, the cash available for redemptions was increased from $1 million to no more than $10 million in any twelve-month period. The redemption limitations apply to all redemptions, whether Ordinary or Exceptional Redemptions.
The per share redemption price for Ordinary Redemptions and Exceptional Redemptions is equal to the lesser of 80% and 90%, respectively, of (i) the current estimated per share value and (ii) the average price per share the investor paid for all of his shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) less the Special Distributions (as defined in the share redemption program).
Effective November 21, 2014, our estimated value per share was $9.72. As of March 30, 2015, the estimated value per share of our common stock will be reduced by $1.00 per share in accordance with the Valuation Policy to take into account the special cash distribution authorized by our board of directors on March 18, 2015. For a full description of the methodologies used to estimate the value of our common stock as of October 31, 2014, see "Determination of Estimated Per Share Value" disclosed above.
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

Any Ordinary Redemption requests submitted while Ordinary Redemptions were suspended were returned to investors and must be resubmitted. We gave all stockholders notice that we were resuming Ordinary Redemptions, so that all stockholders would have an equal opportunity to submit shares for redemption. Any redemption requests are honored pro rata among all requests received based on funds available and are not honored on a first come, first served basis. During the three months ended December 31, 2014, our board of directors redeemed all 33 Ordinary Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 67,429 shares redeemed for $0.5 million (approximately $7.17 per share).  All redemptions were funded with cash on hand.
During the three months ended December 31, 2014, our board of directors redeemed all nine Exceptional Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 39,119 shares redeemed for $0.3 million (approximately $8.09 per share).  All redemptions were funded with cash on hand.
During the quarter ended December 31, 2014, we redeemed shares as follows:

2014	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
October	106,548	$7.50	106,548	(1)
November	—	—	—
December	—	—	—
	106,548	$7.50	106,548	(1)
__________________________

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.
Item 6.    Selected Financial Data.
As of December 31, 2014, we had 13 real estate investments, 12 of which were consolidated, including Babcock and AJS, which are classified as real estate held for sale in our consolidated balance sheet. Two of our consolidated properties are wholly owned and ten properties are consolidated through investments in joint ventures. During 2014, we completed one acquisition and sold the 1875 Lawrence office building. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.
The following table reflects a rollforward of the number of real estate investments we had beginning January 1, 2010 through December 31, 2014:

	Portfolio Beginning of Year	Acquisitions	Dispositions	Portfolio at Year-End	Unconsolidated at Year-End (1)
2010(2)	4	7	1	10	1
2011(3)	10	4	3	11	—
2012(4)	11	1	2	10	—
2013(5)	10	4	1	13	1
2014	13	1	1	13	1
______________________________________________________________________

(1)	The number of unconsolidated investments at year-end is included in the number of investments in the Portfolio at Year-End.

(2)
In May 2010, we acquired a fee simple interest in Palms of Monterrey, a multi-family complex located in Fort Myers, Florida. Prior to May 2010, we were the holder of a 90% interest in a promissory note secured by a first lien mortgage in the property which was completed during 2009.

(3)	The number of dispositions in 2011 includes receipt of prepayment of a loan receivable, an equity investment, and an 80% interest in a corporate headquarters and industrial warehouse facility.

(4)
The number of dispositions in 2012 does not reflect the sale of one of four buildings in our Interchange Business Center investment. We sold the remaining three buildings at Interchange Business Center on April 12, 2013 and reflected the sale in 2012 as part of the disposition of the remaining buildings in 2013.

(5)
The number of dispositions in 2013 does not reflect the sale of the Original Florida MOB Portfolio. This investment and Gardens Medical Pavilion, collectively, the Florida MOB Portfolio have been counted as one investment. As of December 31, 2013, we own a 79.8% interest in Gardens Medical Pavilion.

The selected data below has been derived from our audited consolidated financial statements ($ in thousands, except per share amounts):

	December 31,
	2014	2013	2012	2011	2010
Total assets	$409,691	$414,375	$379,066	$447,996	$367,479
Notes payable	$216,294	$212,037	$183,308	$239,757	$175,378
Other liabilities(1)	16,841	9,549	9,225	11,235	9,890
Behringer Harvard Opportunity REIT II, Inc. equity	168,520	183,884	175,163	182,397	171,678
Noncontrolling interest	8,036	8,905	11,370	14,607	10,533
Total liabilities and equity	$409,691	$414,375	$379,066	$447,996	$367,479
_____________________________________

(1)	Other liabilities as of December 31, 2014 of $16.8 million includes obligations associated with real estate held for sale of $9.2 million related to Babcock and AJS.

	Year Ended December 31,
	2014		2013	2012	2011	2010
Revenues	$48,597		$43,389	$32,718	$21,822	$14,464
Loss from continuing operations	(334)	(1)	(17,553)	(12,785)	(9,409)	(10,043)
Income from discontinued operations, including gains on disposal	—		31,159	22,012	776	1,861
Net income (loss)	(334)		13,606	9,227	(8,633)	(8,182)
Add: Net (income) loss attributable to noncontrolling interest	331		(4,877)	(7,562)	882	755
Net income (loss) attributable to the Company	(3)		8,729	1,665	(7,751)	(7,427)
Basic and diluted income (loss) per share	$—		$0.34	$0.06	$(0.32)	$(0.39)
Distributions declared per share	$0.50		$—	$0.625	$0.50	$0.50
________________________________________

(1)
Loss from continuing operations for the year ended December 31, 2014 includes an $11.5 million gain on the sale of our 1875 Lawrence property. See Note 6, Real Estate and Real Estate-Related Investments.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.
Executive Overview
We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis.  In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who were distressed or faced time-sensitive deadlines.  In addition, our opportunistic and value-add investment strategy has included investments in real estate-related assets that present opportunities for higher current income. We have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily. We have purchased existing, income-producing properties and newly constructed properties. We have also invested in a mortgage loan and a mezzanine loan. We have made our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. While we acquired one property in 2014, we are not actively seeking to purchase additional assets at this time.
Market Outlook
During 2014, the U.S. economy grew at its fastest pace in four years. For 2014, GDP grew at a rate of 2.4%, up from 2.2% in 2013. The year was marked by improved consumer confidence, the best year of job growth since 1999 and an increase in business profits. The reduction in fuel prices during the year accelerated consumer spending as shoppers used the savings to spend elsewhere, but the fourth quarter saw a slight slowdown as the government cut back spending and business slowed investment activity. Many economists expect the economic growth to continue in 2015 as a result of near-record low interest rates, lower energy costs and continued job creation. A sooner than expected increase in interest rates and lack of job growth are factors that could slow the projected economic growth in 2015.
As of December 31, 2014, we were invested in five multifamily properties.  For the year ended December 31, 2014, excluding assets held for sale and assets sold during the year, 37% of our total revenues were derived from our multifamily properties. While the U.S. economy continued its recovery during 2014, the multifamily sector outperformed expectations. Home ownership reached a 19-year low which led to a national multifamily vacancy rate of 4.7% at December 31, 2014. Strong job growth and positive general economic conditions supported increases in rental rates for the year. The sector continued to see balanced supply and demand in 2014. The number of new units delivered in 2014 totaled 238,000, marking a 14-year high, while demand reached 270,000 units. While we believe these factors will continue to be favorable factors for 2015, there are signs that performance may be moving closer to historical averages. Many analysts are still projecting continued multifamily rental growth, albeit at a slower pace particularly in markets with favorable job and income growth, where the demand fundamentals can absorb the supply. It is projected that supply totaling 210,000 in 2015 will likely surpass demand for 186,000 units, which will increase vacancy and pare overall rent rate growth.
We currently have a multifamily property located in Sugarland, Texas, a suburb of Houston, and an investment in a multifamily development located in Denver, Colorado. Both Houston and Denver are energy hubs. The energy sector recently experienced a significant decline in oil prices, which could have an adverse impact on the results at both of these multifamily investments. The multifamily market in Houston has experienced significant growth in occupancy rates and rental rates in recent years with supply meeting demand while new units continue to be delivered to the market. Future rent growth is expected to decline as a result of new supply and a lagging job market due to the decline in oil prices. Denver is headquarters to a number of energy companies. Job layoffs as a result of the downturn in oil prices could reduce the number of tenants available to lease a unit at the development project which is not expected to be completed until the end of 2015.
Financing has also been a favorable factor for the multifamily sector. As of the end of February 2015, five and ten year treasury rates, key benchmarks for multifamily financings, remain low at 1.5% and 2.0%, respectively. In addition to favorable general interest rates, positive macroeconomic conditions will continue to bring in additional lending sources.
As of December 31, 2014, we owned an interest in one hotel property. For the year ended December 31, 2014, excluding assets held for sale and assets sold during the year, 36% of our total revenues were derived from our hotel property. The lodging industry continued to report performance increases during 2014 and is expected to see continued modest growth in 2015. During 2014, industry demand increased by 2.6% which was slightly offset by a 1.2% increase in supply. Smith Travel Research indicates that during 2014 the U.S. hotel industry’s occupancy increased 3.6% to 64.4% while the national overall ADR increased 4.6% and RevPar grew 8.3%. Our hotel property, Courtyard Kauai Coconut Beach Hotel located in Kauai, Hawaii, experienced a 2% increase in occupancy rate during 2014 while ADR increased 7% and RevPar increased 9%. Hawaii’s economy is dependent on conditions in other economies including the U.S. and Japan. Hawaii is expected to see continued positive economic growth in 2015. Visitor arrivals to the islands are expected to grow 1.9% in 2015 while visitor expenditures are expected to grow 3.6% for the same period.
As of December 31, 2014, a portion of our portfolio is invested in three public university student housing complexes, including two complexes located in Georgia and one complex located in Ohio. In student housing, unlike traditional multifamily housing, most leases typically commence and terminate on the same dates.  In the case of our typical student housing leases, this date coincides with the commencement of the fall academic term with the leases typically terminating at the completion of the last summer school session of the academic year.  As such, we must re-lease each property in its entirety each year during a highly compressed time period, resulting in significant turnover in our tenant population from year to year.  As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the short annual leasing season that typically begins in January and ends in August of each year.  Our properties’ occupancy rates are therefore typically relatively stable during the August to July academic year, but are susceptible to fluctuation at the commencement of each new academic year, which may be greater than the fluctuation in occupancy rates experienced by traditional multifamily properties.  Most state universities currently face many challenges, including reduced support from constrained state budgets, demands on institutional funds for academic and support services, increased tuition costs and flat to lower student enrollment. These challenges may lead to a decrease in occupancy and lower than anticipated revenues.
Although the current outlook on financing trends appears relatively stable, there are risks.  It is expected that the U.S. Federal Reserve will increase interest rates during 2015, the timing and amount of the rate increase as well as tax policy and government spending levels can affect the overall level of domestic economic growth.  Any of these domestic issues or the resurfacing of global issues could slow growth, which could affect the amount of capital available or the costs charged for financings.  As of December 31, 2014, our weighted average fixed interest rate was 3.3%, compared to 3.7% at December 31, 2013.

Liquidity and Capital Resources
We had cash and cash equivalents of $72.9 million at December 31, 2014. Our principal demands for funds going forward will be for the (a) payment of operating expenses, (b) payment of interest and principal on our outstanding indebtedness and (c) special distributions. Generally, we expect to meet cash needs for the payment of operating expenses and interest on our outstanding indebtedness from our cash flow from operations and to fund special distributions from our proceeds from asset sales. To the extent that our cash flow from operations is not sufficient to cover our operating expenses, interest on our outstanding indebtedness, redemptions or distributions, we expect to use borrowings and asset sales to fund such needs.
We are not actively seeking to purchase additional properties, but may invest capital in our current assets in order to position them for sale in the normal course of business. We intend to hold the various real properties in which we invest until such time as our Advisor determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. We sold our 1875 Lawrence office building on May 30, 2014, Babcock on January 8, 2015 and AJS on February 21, 2015. On March 18, 2015, our board of directors authorized a special cash distribution of $25.7 million, or $1.00 per share of common stock, payable to stockholders of record as of March 30, 2015. The special cash distribution, which represents a portion of proceeds from asset sales, is to be paid on or about March 31, 2015.
We continually evaluate our liquidity and ability to fund future operations and debt obligations.  As of December 31, 2014, we had $54.1 million of notes payable maturing in the next twelve months. Of that amount, a $38 million loan associated with the Courtyard Kauai Coconut Beach Hotel contains a renewal option to extend the term to May 2017 and $7 million is associated with AJS, which was sold and the loan paid off in February 2015. We expect to pay-off or refinance the remaining $9.1 million, which is secured by the Holstenplatz property, by the maturity date of April 30, 2015. In addition to our debt obligations, we consider other factors in evaluating our liquidity. For example, to the extent our portfolio is concentrated in certain geographic regions, types of assets, industries or business sectors, downturns relating generally to such regions, assets, industry or business sectors may result in tenants defaulting on their lease obligations at a number of our properties within a short time period.  Such defaults could negatively affect our liquidity and adversely affect our ability to fund our ongoing operations. For the year ended December 31, 2014, excluding assets held for sale and 1875 Lawrence sold in 2014, 36% and 23% of our total revenues were derived from our properties located in Hawaii and Florida, respectively. Additionally, excluding assets held for sale and 1875 Lawrence, 37% and 36% of our total revenues for the year ended December 31, 2014 were from our multifamily and hotel properties, respectively. We also consider lease expirations. Leases at our consolidated office properties (excluding AJS) representing 1% and 18% of our annualized base rent and 1% and 22% of our rentable square footage will expire by the end of 2015 and 2016, respectively.  AJS was classified as held for sale at December 31, 2014. As a normal course of business, we are pursuing renewals, extensions and new leases.  If we are unable to renew or extend the expiring leases under similar terms or are unable to negotiate new leases, it would negatively impact our liquidity and adversely affect our ability to fund our ongoing operations.
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
We have borrowed money to acquire properties and make other investments.  Under our charter, the maximum amount of our indebtedness is limited to 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors.  In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Our policy limitation, however, does not apply to individual real estate assets.
Commercial real estate debt markets may experience volatility and uncertainty as a result of certain related factors, including the tightening of underwriting standards by lenders and credit rating agencies, macro-economic issues related to fiscal, tax and regulatory policies, and global financial issues.  Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our developments and investments.  This may result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders.  In addition, disruptions in the debt markets may reduce the amount of capital that is available to finance real estate, which in turn could: (i) lead to a decline in real estate values generally; (ii) slow real estate transaction activity; (iii) reduce the loan to value ratio upon which lenders are willing to extend debt; and (iv) result in difficulty in refinancing debt as it becomes due, all of which may reasonably be expected to have a material adverse impact on the value of real estate investments and the revenues, income or cash flow from the operations of real properties and mortgage loans.

Debt Financings
We have, from time to time, obtained mortgage, bridge or mezzanine loans for acquisitions and investments, as well as property development. In the future, we may obtain financing for property development or at such time as determined to be necessary for our existing real estate assets, depending on multiple factors.
At December 31, 2014, our notes payable balance was $216.3 million, excluding $9.1 million of contractual obligations on real estate held for sale, and had a weighted average interest rate of 3.3% compared to a balance of $212 million and weighted average interest rate of 3.7% at December 31, 2013. We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the Courtyard Kauai Coconut Beach Hotel, Wimberly, 22 Exchange, and Parkside notes payable.  For the year ended December 31, 2014, in connection with the acquisition of Lakewood Flats, we entered into a loan with an unaffiliated third party for approximately $33.5 million.
On May 30, 2014, we sold our 1875 Lawrence office building to an unaffiliated third party and used a portion of the proceeds from the sale to pay off in full the existing indebtedness of approximately $15.6 million associated with the property, which was scheduled to mature on January 1, 2016.
Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios, loan to value ratios and liquidity.  As of December 31, 2014, we believe we were in compliance with the debt covenants under our loan agreements.
One of our principal long-term liquidity requirements includes the repayment of maturing debt. The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of December 31, 2014 (in thousands):

	Payments Due by Period(1)(2)
	2015	2016	2017	2018	2019	Thereafter	Total
Principal payments—variable rate debt	$38,446	$536	$536	$536	$34,036	$24,095	$98,185
Principal payments—fixed rate debt	10,749	1,912	2,135	46,864	24,310	31,565	117,535
Interest payments—variable rate debt (based on rates in effect as of December 31, 2014)	1,625	1,212	1,195	1,183	1,123	1,870	8,208
Interest payments—fixed rate debt	5,267	5,052	4,940	3,307	1,578	2,449	22,593
Total(3)	$56,087	$8,712	$8,806	$51,890	$61,047	$59,979	$246,521
_____________________________

(1)	Does not include approximately $0.6 million of unamortized premium related to debt we assumed on our acquisition of Parkside.

(2)
Our debt secured by AJS and Babcock are not included in the table as the investments are classified as held for sale at December 31, 2014 and they were sold on January 8, 2015 and February 21, 2015, respectively.

(3)	Does not include assumptions for any available extension options.

Results of Operations
Year ended December 31, 2014 as compared to the year ended December 31, 2013
As of December 31, 2014, we had 13 real estate investments, including AJS and Babcock which are classified as held for sale in our consolidated balance sheet, 12 of which were consolidated (two wholly owned and ten properties consolidated through investments in joint ventures). We completed one acquisition and sold one property during 2014.
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
The following table provides summary information about our results of operations for the years ended December 31, 2014 and 2013 ($ in thousands):

	Year ended December 31,		Increase	Percentage Change	$ Change due to Acquisitions(1)	$ Change due to Dispositions(2)	$ Change due to Same Store(3)	$ Change due to Held for Sale(4)
	2014	2013
Rental revenue	$32,226	$28,517	$3,709	13.0%	$4,918	$(1,808)	$601	$(2)
Hotel revenue	16,371	14,872	1,499	10.1%	—	—	1,499	—
Property operating expenses	11,288	9,792	1,496	15.3%	1,813	(712)	408	(13)
Hotel operating expenses	11,954	11,363	591	5.2%	—	—	591	—
Interest expense, net	7,833	7,844	(11)	(0.1)%	693	(613)	(82)	(9)
Real estate taxes	5,388	4,716	672	14.2%	995	(456)	86	47
Property management fees	1,642	1,521	121	8.0%	183	(74)	15	(3)
Asset management fees(5)	2,368	3,478	(1,110)	(31.9)%	108	(630)	(540)	(48)
General and Administrative	4,076	4,243	(167)	(3.9)%	n/a	n/a	n/a	n/a
Acquisition expense	1,307	3,998	(2,691)	(67.3)%	(2,691)	—	—	—
Depreciation and amortization	14,362	13,978	384	2.7%	1,166	(960)	172	6
Gain on sale of real estate	11,454	—	11,454	100.0%	—	11,454	—	—
Income tax benefit (expense)	(101)	183	(284)	n/a	n/a	n/a	n/a	n/a
_____________

(1)
Represents the dollar amount increase (decrease) for the year ended December 31, 2014 compared to the year ended December 31, 2013 related to real estate and real estate-related investments acquired on or after January 1, 2013.

(2)	Represents the dollar amount increase (decrease) for the year ended December 31, 2014 compared to the year ended December 31, 2013 related to the disposition of 1875 Lawrence on May 30, 2014.

(3)
Represents the dollar amount increase (decrease) for the year ended December 31, 2014 compared to the year ended December 31, 2013 with respect to real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store for the periods ended December 31, 2014 and 2013 include Holstenplatz, Gardens Medical Pavilion, River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town and Courtyard Kauai Coconut Beach Hotel.

(4)
Represents the dollar amount increase (decrease) for the year ended December 31, 2014 compared to the year ended December 31, 2013 related to Babcock and AJS which are classified as real estate held for sale as of December 31, 2014.

(5)
Asset management fees payable to the Advisor are an obligation of the Company, and as such, asset management fees associated with all investments owned during the period are classified in continuing operations. Therefore, the amount above includes asset management fees associated with any property owned during a particular period, including those related to our disposed properties.

The following table reflects rental revenue and property operating expenses for the years ended December 31, 2014 and 2013 for (i) our Same Store operating portfolio; (ii) our acquisition of Lakewood Flats in 2014; (iii) our acquisitions in 2013, Wimberly at Deerwood, 22 Exchange and Parkside Apartments; (iv) our disposition of 1875 Lawrence on May 30, 2014, which is included in continuing operations; and (v) Babcock and AJS, our properties in real estate held for sale at December 31, 2014 (in thousands):

	Year Ended December 31,
Description	2014	2013	Change
Rental revenue
Same Store	$17,674	$17,073	$601
Acquisitions	11,632	6,714	4,918
Dispositions	1,043	2,851	(1,808)
Real Estate Held for Sale	1,877	1,879	(2)
Total rental revenue	$32,226	$28,517	$3,709

Property operating expenses
Same Store	$6,185	$5,777	$408
Acquisitions	3,962	2,149	1,813
Dispositions	648	1,360	(712)
Real Estate Held for Sale	493	506	(13)
Total property operating expenses	$11,288	$9,792	$1,496
The tables below reflect occupancy and effective monthly rental rates for our Same Store operating properties and occupancy and ADR for Courtyard Kauai Coconut Beach Hotel:

	Occupancy (%)		Effective Monthly Rent per Square Foot/Unit/Bed ($)(2)
	Year Ended December 31,		Year Ended December 31,
Property(1)	2014	2013	2014	2013
Holstenplatz(3)	100%	100%	$1.18	$1.39	per sq ft
Gardens Medical Pavilion	60%	80%	1.21	2.47	per sq ft
River Club and the Townhomes at River Club	97%	76%	362.72	416.80	per bed
Lakes of Margate	90%	93%	1,127.98	1,112.98	per unit
Arbors Harbor Town	91%	94%	1,169.66	1,139.49	per unit
______________________________

(1)
Occupancy and effective monthly rental rates for our held for sale properties were as follows: Babcock - 83% and 79% and $101.63 per unit and $101.74 per unit; and AJS - 100% and 99% and $0.93 per square foot and $1.23 per square foot at December 31, 2014 and 2013, respectively.

(2)	Effective rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

(3)	The exchange rates in effect on December 31, 2014 and 2013 were $1.24 and $1.38, respectively.

	Occupancy (%)(1)		ADR ($)
	Year Ended December 31,		Year Ended December 31,
Property	2014	2013	2014	2013
Courtyard Kauai Coconut Beach Hotel	82%	80%	$133.50	$124.35
_______________________________________

(1)
Represents average occupancy for the year ended December 31. The Courtyard Kauai Coconut Beach Hotel has 311 rooms and approximately 6,200 square feet of meeting space. Occupancy is for the entire year and is based on standard industry metrics, including rooms available for rent.

Continuing Operations
Our results of operations for the respective periods presented primarily reflect increases in most categories due to the acquisition of one consolidated property in October 2014 and three consolidated properties and one equity investment during the year ended December 31, 2013, offset by the disposal in May 2014 of one consolidated property. Management expects increases in most categories in the near future as we realize the full-year impact of our 2014 acquisition and as our investments reach stabilization.
Revenues.    Revenues for the year ended December 31, 2014 were $48.6 million, an increase of $5.2 million from the year ended December 31, 2013. Same Store rental revenue for the years ended December 31, 2014 and 2013 were $17.7 million and $17.1 million, respectively, while rental revenue from acquisitions were $11.6 million and $6.7 million, respectively, and rental revenue from 1875 Lawrence, which was disposed of in 2014 and is classified in continuing operations, was $1 million and $2.9 million, respectively. The change in revenue is primarily due to:

•
an increase in rental revenue of $4.9 million as a result of our acquisition of Lakewood Flats on October 10, 2014 and our 2013 acquisitions of Wimberly, 22 Exchange, and Parkside in the first, second and third quarters, respectively, and an increase of $0.6 million for investments we owned during the entire periods presented, partially offset by a decrease of $1.8 million related to the disposition of 1875 Lawrence in 2014. The increase in revenues for Same Stores was primarily due to increases of $0.3 million, $0.2 million, and $0.2 million at Lakes of Margate, Arbors Harbor Town, and River Club and the Townhomes at River Club, respectively; and

•
an increase in hotel revenue of $1.5 million at the Courtyard Kauai Coconut Beach Hotel due to a 2% increase in occupancy rate and a 7% increase in ADR, resulting in a 9% increase in RevPar year over year. These improvements are primarily the result of improved operating performance.

Property Operating Expenses.    Property operating expenses for the years ended December 31, 2014 and 2013 were $11.3 million and $9.8 million, respectively. The increase of $1.5 million was primarily due to an increase of $1.8 million related to acquisitions while Same Store increased by $0.4 million. These increases were partially offset by a decrease of $0.7 million due to the disposal of 1875 Lawrence in May 2014.
Hotel Operating Expenses.  Hotel operating expenses for the years ended December 31, 2014 and 2013 were $12 million and $11.4 million, respectively.  The increase in hotel operating expenses was due to additional costs as a result of the increased occupancy at Courtyard Kauai Coconut Beach Hotel.
Interest Expense, net.   Interest expense remained constant at $7.8 million in each of the years ended December 31, 2014 and 2013. An increase of $0.7 million related to acquisitions was offset by decreases related to the disposition in 2014 included in continuing operations and Same Store. For the years ended December 31, 2014 and 2013 we capitalized interest of $0.5 million and $0.3 million, respectively, in connection with our equity method investment in Prospect Park.
Real Estate Taxes.  Real estate taxes were $5.4 million and $4.7 million for the years ended December 31, 2014 and 2013, respectively. Acquisitions and Same Store accounted for increases of $1 million and $0.1 million, respectively, while the disposition of 1875 Lawrence in 2014 resulted in a decrease of $0.5 million.
Property Management Fees.   Property management fees, which are based on revenues, for the years ended December 31, 2014 and 2013 were $1.6 million and $1.5 million, respectively, and were comprised of property management fees paid to unaffiliated third parties and our Property Manager or its affiliates. Annual property management fees for 2014 increased over 2013, primarily due to our acquisition of Lakewood Flats on October 10, 2014 and our acquisition of three properties in 2013.
Asset Management Fees.   Asset management fees for the years ended December 31, 2014 and 2013 were $2.4 million and $3.5 million, respectively, and were comprised of asset management fees paid to our Advisor and third parties with respect to our investments. Our monthly asset management fees payable to the Advisor were one-twelfth of 1.0% and based on the higher of cost or value for each asset in 2013. Pursuant to the Fourth Advisory Agreement, effective January 1, 2014, our monthly asset management fee payable to the Advisor was reduced to one-twelfth of 0.7% and based on the value for each asset as determined in connection with our establishment and publication of an estimated value per share. Assets acquired after the publication of an estimated value per share will be valued at the contract purchase price of the asset plus amounts expended in connection with the development, construction or improvement of an asset until the next estimated per share value is determined. The $1.1 million decrease in asset management fees for the year ended December 31, 2014 was primarily due to a decrease of $0.6 million due to the disposition of 1875 Lawrence in 2014 and Interchange Business Center and the Original Florida MOB Portfolio in 2013 and a decrease of $0.5 million in Same Store due to fees waived by the Advisor in the second quarter of 2014 for fees previously accrued during 2013 of approximately $0.3 million and the change in rate effective January 1, 2014. Without this one-time adjustment of $0.3 million and a decrease in asset management fees of $1 million related to the reduction in the rate to 0.7% of the value for each asset, asset management fees for the year ended December 31, 2014 would have been approximately $3.7 million. Asset management fees payable to the Advisor are an obligation of the Company, and as such, asset management fees associated with all investments owned during the period are classified in continuing operations. Asset management fees for the years ended December 31, 2014 and 2013 include such fees related to our disposed properties. We expensed $0.1 million and $0.8 million in asset management fees related to disposed properties during the years ended December 31, 2014 and 2013, respectively.
General and Administrative Expenses.   General and administrative expenses for the years ended December 31, 2014 and 2013 were $4.1 million and $4.2 million, respectively, and were comprised of auditing fees, legal fees, board of directors fees, and other administrative expenses. The $0.1 million decrease in general and administrative expenses for the year ended December 31, 2014 was primarily due to a decrease in legal expenses associated with our joint ventures.
Acquisition Expense.  Acquisition expense for the year ended December 31, 2014 of $1.3 million was primarily due to expenses incurred as a result of our acquisition of Lakewood Flats. Acquisition expense of $4 million, net of amounts capitalized, for the year ended December 31, 2013 was primarily due to expenses incurred as a result of our acquisitions of Wimberly, 22 Exchange, and Parkside in 2013.  Acquisition costs capitalized related to our equity method investment in Prospect Park for the year ended December 31, 2013 was $0.4 million.
Depreciation and Amortization.   Depreciation and amortization for the years ended December 31, 2014 and 2013 were $14.4 million and $14 million, respectively. We had year-over-year increases of $1.2 million for the acquisitions of Lakewood Flats in 2014 and Wimberly, 22 Exchange and Parkside in 2013 and $0.2 million for Same Store. These increases were partially offset by an approximate $1 million decrease year-over-year due to the disposition of 1875 Lawrence in 2014.
Gain on Sale of Real Estate. Gain on sale of real estate for the year ended December 31, 2014 was approximately $11.5 million and represents the gain recognized from the sale of the 1875 Lawrence office building on May 30, 2014. As discussed in Note 6, Real Estate and Real Estate Related Investments, the disposition of 1875 Lawrence was not considered a discontinued operation and the results of operations are presented in continuing operations. Sales of real estate during 2013 were considered discontinued operations.
Income Tax Benefit (Expense). We recorded an income tax benefit of $0.1 million during the year ended December 31, 2014 related to the overpayment of AMT tax for the year ended December 31, 2013. We recorded AMT expense of $0.2 million for the year ended December 31, 2013 as a result of asset sales during the year.

Year ended December 31, 2013 as compared to the year ended December 31, 2012
As of December 31, 2013, we had 13 real estate investments, 12 of which were consolidated in our consolidated financial statements. During 2013, we completed four investments including an investment in an unconsolidated joint venture. In 2013, we sold the remaining three industrial buildings at Interchange Business Center and the original eight medical office buildings known as the Original Florida MOB Portfolio which are included in discontinued operations.
As of December 31, 2012, we had ten real estate investments, all of which were consolidated in our consolidated financial statements. We completed one acquisition during the year. We sold two properties in addition to one of the four industrial buildings at Interchange Business Center during 2012 which are included in discontinued operations.
The following table provides summary information about our results of operations for the years ended December 31, 2013 and 2012 ($ in thousands):

	Year ended December 31,
	2013	2012	Increase	Percentage Change	$ Change due to Acquisitions(1)	$ Change due to Disposition(2)	$ Change due to Same Store(3)
Rental revenue	$28,517	$21,766	$6,751	31.0%	$7,175	$(1,086)	$662
Hotel revenue	14,872	10,952	3,920	35.8%	—	—	3,920
Property operating expenses	9,792	6,784	3,008	44.3%	2,392	99	517
Hotel operating expenses	11,363	10,001	1,362	13.6%	—	—	1,362
Interest expense, net	7,844	6,859	985	14.4%	1,118	(213)	80
Real estate taxes	4,716	3,225	1,491	46.2%	1,108	(2)	385
Property management fees	1,521	1,171	350	29.9%	234	(44)	160
Asset management fees	3,478	3,097	381	12.3%	677	(563)	267
General and Administrative	4,243	3,205	1,038	32.4%	n/a	n/a	n/a
Acquisition expense	3,998	750	3,248	433.1%	3,248	n/a	n/a
Depreciation and amortization	13,978	10,627	3,351	31.5%	3,959	(12)	(596)
Income taxes	183	—	183	n/a	n/a		n/a
_____________

(1)
Represents the dollar amount increase for the year ended December 31, 2013 compared to the year ended December 31, 2012 related to real estate and real estate-related investments acquired on or after January 1, 2012.

(2)
Represents the dollar amount increase (decrease) for the year ended December 31, 2013 compared to the year ended December 31, 2012 related to 1875 Lawrence which we sold in 2014 and is classified in continuing operations.

(3)
Represents the dollar amount increase (decrease) for the year ended December 31, 2013 compared to the year ended December 31, 2012 with respect to real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store for the periods ended December 31, 2013 and 2012 include Holstenplatz, Gardens Medical Pavilion, River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town and Courtyard Kauai Coconut Beach Hotel.

The following table reflects rental revenue and property operating expenses for the years ended December 31, 2013 and 2012 for (i) our Same Store operating portfolio; (ii) our acquisitions in 2013, Wimberly at Deerwood, 22 Exchange and Parkside Apartments; (iii) our acquisition of Alte Jakobstraße in 2012; and (iv) our disposition of 1875 Lawrence on May 30, 2014, which is included in continuing operations (in thousands):

	Year Ended December 31,
Description	2013	2012	Change
Rental revenue
Same Store	$17,628	$16,966	$662
Acquisitions	8,038	863	7,175
Dispositions	2,851	3,937	(1,086)
Total rental revenue	$28,517	$21,766	$6,751

Property operating expenses
Same Store	$5,963	$5,446	$517
Acquisitions	2,469	77	2,392
Dispositions	1,360	1,261	99
Total property operating expenses	$9,792	$6,784	$3,008

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
Revenues.    Total revenues for the year ended December 31, 2013 were $43.4 million, an increase of $10.7 million from the year ended December 31, 2012. Same Store rental revenue for the years ended December 31, 2013 and 2012 were approximately $17.6 million and $17 million, respectively, while rental revenue from acquisitions were approximately $8 million and $0.9 million, respectively, and rental revenue from 1875 Lawrence, which was disposed of in 2014 and is classified in continuing operations, was approximately $2.9 million and $3.9 million, respectively. The change in revenue is primarily due to:

•
an increase in rental revenue of approximately $7.2 million as a result of our 2013 acquisitions of Wimberly, 22 Exchange, and Parkside, and our 2012 acquisition of Alte Jakobstraße in the second quarter, and an increase of $0.6 million for investments we owned during the entire periods presented, partially offset by a decrease of $1.1 million for our 1875 Lawrence property which we sold in 2014. The decline in revenues for 1875 Lawrence was primarily due to a change in occupancy as a result of ongoing building renovations. The increase in revenues for Same Stores was primarily due to increases of $0.4 million and $0.2 million for Arbors Harbor Town and Gardens Medical Pavilion, respectively; and

•
an increase in hotel revenue of $3.9 million at the Courtyard Kauai Coconut Beach Hotel due to a 16% increase in occupancy rate and a 22% increase in ADR, resulting in a 42% increase in RevPar year over year. These improvements are primarily the result of improved operating performance after the completion of renovations in the first quarter of 2012.

Property Operating Expenses.    Property operating expenses for the years ended December 31, 2013 and 2012 were $9.8 million and $6.8 million, respectively. Same Store operating expenses for the years ended December 31, 2013 and 2012 were approximately $5.9 million and $5.4 million, respectively. Same Store property operating expenses increased $0.5 million primarily as a result of one-time repair and maintenance expenses at our properties. Operating expenses increased $2.4 million as a result of acquisitions. Property operating expenses for 1875 Lawrence, which we sold in May 2014 and is classified in continuing operations, was approximately $1.4 million and $1.3 million for the years ended December 2013 and 2012, respectively.
Hotel Operating Expenses.  Hotel operating expenses for the years ended December 31, 2013 and 2012 were $11.4 million and $10 million, respectively.  The increase in hotel operating expenses was due to additional costs as a result of the increased occupancy at Courtyard Kauai Coconut Beach Hotel.
Interest Expense, net.   Interest expense for the years ended December 31, 2013 and 2012 was $7.8 million and $6.9 million, respectively.  The increase was primarily due to interest expense related to acquisitions of $1.1 million, partially offset by a $0.2 million decrease as a result of a lower average outstanding loan balance during the period at 1875 Lawrence.  For the years ended December 31, 2013 and 2012 we capitalized interest of $0.3 million in connection with our equity method investment in Prospect Park and $0.1 million related to renovations at our hotel, respectively.
Real Estate Taxes.  Real estate taxes were $4.7 million and $3.2 million for the years ended December 31, 2013 and 2012, respectively. Acquisitions accounted for $1.1 million of the increase while Same Store real estate taxes increased $0.4 million as a result of increases in property tax rates and property tax valuations.
Property Management Fees.   Property management fees, which are based on revenues, for the years ended December 31, 2013 and 2012 were $1.5 million and $1.2 million, respectively, and were comprised of property management fees paid to unaffiliated third parties and our Property Manager or its affiliates. Annual property management fees for 2013 increased $0.3 million over the same period in 2012, primarily due to our 2013 acquisitions and an overall increase in Same Store revenues.
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

General and Administrative Expenses.   General and administrative expenses for the years ended December 31, 2013 and 2012 were $4.2 million and $3.2 million, respectively, and were comprised of auditing fees, legal fees, board of directors fees, and other administrative expenses. The increase in general and administrative expenses during the year ended December 31, 2013 is primarily the result of $0.5 million in legal expenses associated with changes in our joint ventures and certain costs capitalized during the Offering period in 2012, including transfer agent fees and other administrative costs, which were expensed in 2013.
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
Income Tax Expense. Income tax expense for the year ended December 31, 2013 of $0.2 million was AMT tax accrued as a result of the sale of assets during the year, as noted above.
Cash Flow Analysis
Fiscal year ended December 31, 2014 as compared to the year ended December 31, 2013
During the year ended December 31, 2014, net cash provided by operating activities was $1.5 million compared to net cash used of $1.1 million for the year ended December 31, 2013. The favorable increase of $2.6 million is primarily the result of a reduction in acquisition expenses. We acquired one asset in 2014 compared to three acquisitions in 2013.
During the year ended December 31, 2014, net cash used in investing activities was $23 million compared to net cash used of $11.3 million during the year ended December 31, 2013. During 2014, we purchased Lakewood Flats for $60.4 million and sold 1875 Lawrence for $46.3 million. In 2013, we acquired three properties and invested in an unconsolidated joint venture, which together total $89 million, and sold the remaining three buildings at Interchange Business Center and the Original Florida MOB Portfolio for aggregate sales proceeds of $83.5 million.
During the year ended December 31, 2014, net cash used in financing activities was $0.1 million compared to net cash provided by financing activities of $29.5 million for the year ended December 31, 2013. We received proceeds from notes payable of $33.5 million related to the acquisition of Lakewood Flats on October 10, 2014. This receipt was partially offset by the pay-off of existing indebtedness of approximately $15.6 million from the sale of 1875 Lawrence on May 30, 2014 and the payment of a special cash distribution to stockholders totaling $13 million on September 18, 2014. During the year ended December 31, 2013, we received proceeds from notes payable of $47.7 million related to the acquisitions of Wimberly, 22 Exchange, and Parkside. We also received reimbursement of $3.8 million of offering costs from our Advisor. These 2013 receipts were partially offset by the pay-off of existing indebtedness of approximately $11.3 million from the sale of the three remaining industrial buildings at Interchange Business Center. Our distributions to noncontrolling interest holders, net of contributions, decreased from $7.3 million for the year ended December 31, 2013 to $0.5 million for the year ended December 31, 2014.
Fiscal year ended December 31, 2013 as compared to the year ended December 31, 2012
During the year ended December 31, 2013, net cash used in operating activities was $1.1 million compared to net cash used of $1.6 million for the year ended December 31, 2012. The difference of $0.5 million is primarily the result of net operating losses from discontinued operations of $5.5 million in 2012 compared to $0.1 million in 2013, partially offset by acquisition expenses of $4 million in 2013 associated with our acquisitions of Wimberly, 22 Exchange and Parkside as compared to acquisition expenses of $0.7 million in 2012 associated with our acquisition of Alte Jakobstraße and a decrease in working capital items of $0.6 million.
During the year ended December 31, 2013, net cash used in investing activities was $11.3 million compared to net cash provided by investing activities of $78.5 million for the year ended December 31, 2012. In 2013, we acquired three properties and invested in an unconsolidated joint venture, which together total $89 million, and sold the remaining three buildings at Interchange Business Center and the Original Florida MOB Portfolio for aggregate sales proceeds of $83.5 million. During 2012, we acquired one property for $11 million and received aggregate sales proceeds of $101.7 million from the sales of two properties and one of the four buildings at Interchange Business Center. Our purchases of property and equipment decreased $5.6 million to $8 million for the year ended December 31, 2013.

During the year ended December 31, 2013, net cash provided by financing activities was $29.5 million compared to net cash used in financing activities of $79.4 million for the year ended December 31, 2012. During 2013, we received proceeds from notes payable of $47.7 million related to our acquisitions of Wimberly, 22 Exchange and Parkside. We also received reimbursement of $3.8 million of offering costs from our Advisor in 2013. These 2013 receipts were partially offset by the pay-off of existing indebtedness of approximately $11.3 million from the sale of the three remaining industrial buildings at Interchange Business Center. During the year ended December 31, 2012, we paid a total of $80.8 million on notes payable, including $55.4 million to pay-off the existing indebtedness from the sale of Palms of Monterey, Parrot's Landing and one of the four buildings at Interchange Business Center and $9.9 million principal payments on our existing indebtedness. In addition, we entered into a new loan secured by one of our properties and used the proceeds to pay off the existing loan for $15.5 million. During 2012, we paid cash distributions to stockholders of $14.5 million, including a special cash distribution of $13 million. These 2012 cash outflows were partially offset by proceeds from notes payable of $24 million, including the new loan for $15.5 million and an approximate $7.8 million from notes payable related to our 2012 acquisition of Alte Jakobstraße. Our distributions to noncontrolling interest holders, net of contributions, decreased from $10.8 million for the year ended December 31, 2012 to $7.3 million for the year ended December 31, 2013.
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

Our calculation of FFO for the years ended December 31, 2014, 2013 and 2012 is presented below ($ in thousands except per share amounts):

	2014	2013	2012
Net income (loss) attributable to the Company	$(3)	$8,729	$1,665
Adjustments for(1):
Real estate depreciation and amortization(2)	13,056	15,150	13,968
Gain on sale of real estate(3)	(11,454)	(26,004)	(19,967)
Funds from operations (FFO)	$1,599	$(2,125)	$(4,334)
GAAP weighted average shares:
Basic and diluted	25,943	26,035	25,987
FFO per share	$0.06	$(0.08)	$(0.17)
Net income per share	$—	$0.34	$0.06
_____________________________

(1)
Reflects continuing operations, as well as discontinued operations. The disposition of 1875 Lawrence in 2014 was not considered a discontinued operation and the results of operations are presented in continuing operations. Sales of real estate during 2013 and 2012 were considered discontinued operations.

(2)
Includes our consolidated amount, as well as our pro rata share of those unconsolidated investments which we account for under the equity method of accounting and the noncontrolling interest adjustment for the third-party partners' share.

(3)
For the year ended December 31, 2014, includes our gain on sale of the 1875 Lawrence office building. For the year ended December 31, 2013, includes our proportionate share of the gain on sale of real estate related to the remaining three buildings at Interchange Business Center and the Original Florida MOB Portfolio.  For the year ended December 31, 2012, includes our proportionate share of the gain on sale of real estate related to Palms of Monterrey, Parrot's Landing and one of the four industrial buildings at Interchange Business Center.

Provided below is additional information related to selected items included in net income (loss) above, which may be helpful in assessing our operating results.

•
Straight-line rental revenue of $0.2 million, $0.4 million, and $0.3 million was recognized for the years ended December 31, 2014, 2013 and 2012, respectively. The noncontrolling interest portion of straight-line rental revenue for the years ended December 31, 2014, 2013 and 2012 was less than $0.1 million.

•
Net above/below market lease amortization of less than $0.1 million was recognized as a decrease to rental revenue for the years ended December 31, 2014 and 2013. Net above/below market lease amortization of $0.2 million was recognized as an increase to rental revenue for the year ended December 31, 2012. The noncontrolling interest portion of net above/below market lease amortization for the years ended December 31, 2014, 2013 and 2012 was less than $0.1 million.

•
Amortization of deferred financing costs of $0.8 million, $0.9 million and $1 million was recognized as interest expense for our notes payable for the years ended December 31, 2014, 2013 and 2012, respectively.

•
During the years ended December 31, 2014, 2013 and 2012, we recognized loss on early extinguishment of debt of $0.5 million, $0.3 million and $1.9 million, respectively, comprised of the write-off of deferred financing fees of $0.4 million, $0.1 million and $1 million and an early termination fee of $0.1 million, $0.2 million and $0.9 million, respectively.

•
We recognized acquisition expense of $1.3 million, $4 million and $0.7 million during the years ended December 31, 2014, 2013 and 2012, respectively. Acquisition expense for the year ended December 31, 2014 of $1.3 million was primarily due to expenses incurred as a result of our acquisition of Lakewood Flats. Acquisition expense, net of amounts capitalized, for the year ended December 31, 2013 of $4 million was primarily due to expenses incurred as a result of three of our acquisitions. Capitalized acquisition costs related to our equity method investment in Prospect Park for the year ended December 31, 2013 was $0.4 million. Acquisition expense for the year ended December 31, 2012 of $0.7 million was primarily due to expenses incurred as a result of our acquisition of Alte Jakobstraße.

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
On August 8, 2014, our board of directors authorized a special cash distribution of $0.50 per share of common stock payable to stockholders of record as of September 15, 2014. The total special cash distribution of $13 million, which represents a portion of proceeds from asset sales, was paid on September 18, 2014.
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
Total distributions paid to stockholders during the year ended December 31, 2014 were $13 million and represented a special cash distribution which was fully funded with proceeds from asset sales. We did not pay any distributions to stockholders during the year ended December 31, 2013. For further discussion on distribution payments, see Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions."
During 2014, our distributions were classified as follows for federal income tax purposes:

2014
Ordinary income	—
Capital gains	58.4%
Return of capital	41.6%
Total	100.0%
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
The total value of identified real estate intangible assets acquired is further allocated to in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces, considering existing market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we include such items as real estate taxes, insurance and other operating expenses, as well as lost rental revenue during the expected lease-up period based on existing market conditions. The estimates of the fair value of tenant relationships also include costs to execute similar leases, including leasing commissions, legal fees and tenant improvements, as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.
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
Real Estate Held for Sale and Discontinued Operations
We classify properties as held for sale when certain criteria are met, in accordance with GAAP. At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. During the fourth quarter of 2014, we entered into purchase and sale agreements ("PSA") for Babcock, a self storage facility in Texas, and AJS, one of our two office buildings located in Germany, and classified Babcock and AJS as real estate held for sale in our consolidated balance sheet at December 31, 2014. We sold Babcock on January 8, 2015 and AJS on February 21, 2015. We had no assets classified as held for sale at December 31, 2013.
Effective as of April 1, 2014, we adopted the revised guidance regarding discontinued operations as further discussed in Note 3, New Accounting Pronouncements. For sales of real estate or assets classified as held for sale after April 1, 2014, we will evaluate whether a disposal transaction meets the criteria of a strategic shift and will have a major effect on our operations and financial results to determine if the results of operations and gains on sale of real estate will be presented as part of our continuing operations or as discontinued operations in our consolidated statements of operations. If the disposal represents a strategic shift, it will be classified as discontinued operations for all periods presented; if not, it will be presented in continuing operations.
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
Investment Impairment
For all of our real estate and real estate related investments, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  Examples of the types of events and circumstances that would cause management to assess our assets for potential impairment include, but are not limited to:  a significant decrease in the market price of an asset; a significant adverse change in the manner in which the asset is being used; an accumulation of costs in excess of the acquisition basis plus construction of the property; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers and changes in the global and local markets or economic conditions.  Our assets may at times be concentrated in limited geographic locations and, to the extent that our portfolio is concentrated in limited geographic locations, downturns specifically related to such regions may result in tenants defaulting on their lease obligations at a portion of our properties within a short time period, which may result in asset impairments.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  These projected cash flows are prepared internally by the Advisor and reflect in place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Principal Executive Officer and Principal Financial Officer, as well as a panel of asset managers and a financial analyst of the Advisor, review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions that are consistent with market data or with assumptions that would be used by a third-party market participant and assume the highest and best use of the investment. We consider trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value. While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.
In evaluating our investments for impairment, management may use appraisals and make estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership, and the projected sales price of each of the properties.  A future change in these estimates and assumptions could result in understating or overstating the carrying value of our investments, which could be material to our financial statements. In addition, we may incur impairment charges on real estate assets classified as held for sale in the future if the carrying amount of the asset upon classification as held for sale exceeds the estimated fair value, less costs to sell.
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
We believe the carrying value of our operating real estate is currently recoverable.  Accordingly, there were no impairment charges for the years ended December 31, 2014 and 2013.  However, if market conditions worsen unexpectedly or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

New Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-05 ("ASU 2013-05"), Foreign Currency Matters, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.  ASU 2013-05 specifies that a cumulative translation adjustment ("CTA") should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings when the investment is sold. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. ASU 2013-05 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years beginning after December 15, 2014, and interim and annual periods thereafter. ASU 2013-05 should be applied prospectively to derecognition events occurring after the effective date. Early adoption is permitted. The Company will adopt ASU 2013-05 effective January 1, 2015. We are currently evaluating the impact of the adoption of ASU 2013-05 on our consolidated financial statements and notes therein.
In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”), Presentation of Financial Statements and Property, Plant, and Equipment (Topics 205 and 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  The updated guidance revised the definition of a discontinued operation by limiting discontinued operations reporting to disposals of components of an entity that represent a strategic shift that has or will have a major effect on an entity’s operations and financial results when a component of an entity or a group of components of an entity are classified as held for sale or disposed of by sale or by means other than a sale, such as an abandonment. Examples of a strategic shift could include a disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity. In addition, ASU 2014-08 requires expanded disclosures for discontinued operations so users of the financial statements will be provided with more information about the assets, liabilities, revenues and expenses of discontinued operations. We adopted this guidance effective April 1, 2014. Our results of operations and gains on real estate sold beginning April 1, 2014 that do not meet the criteria of a strategic shift that has or will have a major effect on our operations and financial results will be presented as continuing operations in our consolidated statements of operations. Any sales of real estate prior to April 1, 2014 that were reported in discontinued operations in prior reporting periods will continue to be reported as discontinued operations.
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
In January 2015, the FASB issued ("ASU 2015-01"), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates the concept of an extraordinary item from U.S. GAAP. An entity is no longer required to (i) segregate an extraordinary item from the results of ordinary operations; (ii) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (iii) disclose income taxes and earnings per share data applicable to an extraordinary item. ASU 2015-01 does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in occurrence. ASU 2015-01 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015, with early adoption permitted. We do not expect the adoption of ASU 2015-01 to impact our consolidated financial statements and notes therein.
In February 2015, the FASB issued ("ASU No. 2015-02"), Amendments to the Consolidation Analysis, which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments in ASU 2015-02 are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
As of December 31, 2014, we maintained approximately $1.9 million in Euro-denominated accounts at European financial institutions. We currently have two investments in Europe, one which is classified as real estate held for sale at December 31, 2014. As the cash is held in the same currency as the real estate assets and related loans, we believe that we are not materially exposed to any significant foreign currency fluctuations related to these accounts as it relates to ongoing property operations. Material movements in the exchange rate of Euros could materially impact distributions from our foreign investments.
Interest Rate Risk
We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our management's objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt. Of our $216.3 million in notes payable at December 31, 2014, $98.2 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $1 million.
Interest rate caps classified as assets were reported at their combined fair value of less than $0.1 million within prepaid expenses and other assets at December 31, 2014. A 100 basis point decrease in interest rates would result in a less than $0.1 million net decrease in the fair value of our interest rate caps. A 100 basis point increase in interest rates would result in a $0.1 million net increase in the fair value of our interest rate caps.
Item 8.    Financial Statements and Supplementary Data.
The information required by this Item 8 is included in our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated, as of December 31, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2014, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated, as of December 31, 2014, the effectiveness of our internal control over financial reporting using the framework in Internal Control—New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our internal controls, as of December 31, 2014, were effective.
Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Robert S. Aisner, 68, has served as one of our directors since inception, as Chairman of the Board since February 2013 and as our Principal Executive Officer since January 2015. Mr. Aisner served as our Chief Executive Officer from June 2008 through January 2012, as our President from our inception in January 2007 through January 2012, and as Vice Chairman of the Board from January 2012 through February 2013 when he was appointed as Chairman of the Board. From July 2005 through June 2008, Mr. Aisner served as our Chief Operating Officer. In addition, Mr. Aisner serves as a director of Monogram Residential Trust, Inc. (formerly Behringer Harvard Multifamily REIT I, Inc.), a New York Stock Exchange-listed REIT (MORE-NYSE), and as a director of TIER REIT, Inc. (formerly, Behringer Harvard REIT I, Inc.). Furthermore, Mr. Aisner serves as a Class II Director of Priority Senior Secured Income Fund, Inc., a closed-end management investment company jointly advised by Behringer and Prospect Capital Management, LLC. Mr. Aisner is also Chief Executive Officer of our Advisor and Chief Executive Officer and President of Behringer, our sponsor.
Mr. Aisner has over 30 years of commercial real estate experience with acquiring, managing and disposing of properties located in the United States and other countries, including Germany, the Netherlands, England, the Bahamas and Australia. In addition to Mr. Aisner's commercial real estate experience, as an officer and director of Behringer-sponsored programs and their advisors, Mr. Aisner has overseen the acquisition, structuring and management of various types of real estate-related loans, including mortgages and mezzanine loans. From 1996 until joining Behringer in 2003, Mr. Aisner served as: (i) Executive Vice President of AMLI Residential Properties Trust, formerly a New York Stock Exchange-listed REIT that focused on the development, acquisition and management of upscale apartment communities and an advisor and asset manager for institutional investors with respect to their multifamily real estate investment activities; (ii) President of AMLI Management Company, which oversaw all of AMLI's apartment operations in 80 communities; (iii) President of the AMLI Corporate Homes division that managed AMLI's corporate housing properties; (iv) Vice President of AMLI Residential Construction, a division of AMLI that performed real estate construction services; and (v) Vice President of AMLI Institutional Advisors, the AMLI division that served as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate activities. Mr. Aisner also served on AMLI's Executive Committee and Investment Committee. From 1994 until 1996, Mr. Aisner owned and operated Regents Management, Inc., which had both a multifamily development and construction group and a general commercial property management group. Mr. Aisner is a member of the Board of Directors of the Association of Foreign Investors in Real Estate (AFIRE), the Board of Directors of the National Multi-Housing Council (NMHC), the Urban Land Institute (ULI) and the Pension Real Estate Association (PREA). From 1984 to 1994, Mr. Aisner served as Vice President of HRW Resources, Inc., a real estate development and management company. Mr. Aisner received a Bachelor of Arts degree from Colby College and a Masters of Business Administration degree from the University of New Hampshire.
Our board of directors has concluded that Mr. Aisner is qualified to serve as one of our directors for reasons including his more than 30 years of commercial real estate experience. This experience allows him to offer valuable insight and advice with respect to our investments and investment strategies. In addition, as the Chief Executive Officer of our Advisor and with prior experience as an executive officer of a New York Stock Exchange-listed REIT, Mr. Aisner is able to direct the board of directors to the critical issues facing our company. Further, as a director of TIER REIT, Inc., Monogram Residential Trust, Inc., and a former director of Behringer Harvard Opportunity REIT I, Inc., he has an understanding of the requirements of serving on a public company board.
Andreas K. Bremer, 58, has served as one of our independent directors since November 2007. Mr. Bremer currently serves as Executive Vice President of International Capital, LLC, a position he has held since 2005. Mr. Bremer joined International Capital as its Chief Financial Officer in October 2002. International Capital specializes in acquisition, disposition, management and administration of commercial investment properties, and Mr. Bremer is responsible for all financial aspects of the company's operations. Before joining International Capital, Mr. Bremer was the Chief Financial Officer of ATLASwerks®, a leading communication software company in Dallas. He acted as a corporate finance consultant for two years at McKinsey & Co. in both the Dallas and New York offices and served as Vice President of Finance and Treasurer at Paging Network, Inc. Mr. Bremer started his career at COMMERZBANK AG in Germany and spent seven of his 13-year tenure at the company's New York and Atlanta offices. Mr. Bremer has over 25 years of financial and general management experience with extensive knowledge of corporate finance and commercial lending both in the United States and other countries, particularly Germany and holds a degree as CCIM. Mr. Bremer has served as Chairman of the German International School in Dallas since 2009. He was the Director of the Texas Warburg Chapter of the American Council on Germany in Dallas and, as Knight of Justice, is a member of the Order of St. John. Mr. Bremer received a law degree from the Johannes-Gutenberg University in Mainz, Germany.
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
Michael D. Cohen, 40, has served as one of our directors since February 2013. Mr. Cohen also serves as a director and interim President of Behringer Harvard Opportunity REIT I Inc. and as Executive Vice President of Behringer and Executive Vice President - International Platform of Harvard Property Trust. Mr. Cohen also works closely with Behringer Securities to develop institutional investments and manage relationships with the company's institutional investors. Mr. Cohen joined Behringer in 2005 from Crow Holdings, the investment office of the Trammell Crow family, where he concentrated on the acquisition and management of the firm's office, retail, and hospitality assets. Mr. Cohen began his career in 1997 at Harvard Property Trust and Behringer Partners, predecessor companies to Behringer. He received a Bachelor of Business Administration degree from the University of the Pacific in Stockton, California, and a Master of Business Administration degree from Texas Christian University in Fort Worth, Texas. He is a member of the Association of Foreign Investors in Real Estate.
Our board of directors has concluded that Mr. Cohen is qualified to serve as one of our directors for reasons including his significant experience in commercial real estate, which allows him to provide valuable investment advice.
Diane S. Detering-Paddison, 56, has served as one of our independent directors since June 2009. Ms. Detering-Paddison serves as President of 4word, www.4wordwomen.org, a not-for-profit organization she founded that connects, leads and supports professional Christian women and enables them to reach their potential. From February 2010 until June 2014, Ms. Detering-Paddison served as Chief Strategy Officer of Cassidy Turley, one of the nation’s largest commercial real estate service providers. Prior to joining Cassidy Turley, Ms. Detering-Paddison served as the Chief Operating Officer of ProLogis, an owner, manager, and developer of distribution facilities, from June 2008 until January 2009. Prior to that, Ms. Detering-Paddison was with CB Richard Ellis and Trammell Crow Company for over 20 years. During her time there, she served as Senior Vice President, Corporate and Investor Client Accounts from April 2001 until December 2004, Chief Operating Officer, Global Services from January 2005 until December 2006, and President, Global Corporate Services - Client Accounts from December 2006 until May 2008. Ms. Detering-Paddison was part of a ten member executive team that managed the merger between Trammell Crow Company and CB Richard Ellis in December 2006. Recently, the Salvation Army named Ms. Detering-Paddison to its national advisory board. Ms. Detering-Paddison is the author of "Work, Love, Pray." Ms. Detering-Paddison holds a Master of Business Administration degree from the Harvard Graduate School of Business and a Bachelor of Science degree from Oregon State University where she graduated as Valedictorian.
Our board of directors has concluded that Ms. Detering-Paddison is qualified to serve as one of our directors for reasons including her more than 20 years of management experience with large commercial real estate companies, including Trammell Crow Company, CB Richard Ellis, ProLogis, and Cassidy Turley. With her background, Ms. Detering-Paddison brings substantial insight and experience with respect to the commercial real estate industry.
Jeffrey P. Mayer, 58, has served as one of our independent directors since November 2007 and is chairman of our audit committee. Mr. Mayer is currently a consultant serving the real estate industry. He also is the owner of Mayer Financial Consulting, LLC (a Georgia Registered Investment Advisor) and is the firm's sole employee. This firm was started in 2011 to provide consulting services to individuals and businesses primarily dealing with financial investments and real estate. From 2000 until 2007, Mr. Mayer was the Chief Financial Officer of ClubCorp, Inc., a holding company that owns and operates premier golf and business clubs and destination golf resorts. He previously served as Chief Financial Officer of Bristol Hotels & Resorts in Dallas, a position he held from 1996 until the company's acquisition by Bass PLC in early 2000. Prior to joining Bristol, he was Corporate Controller at Host Marriott Corporation (formerly Marriott Corporation) and, prior to that, held various senior financial positions at Marriott Corporation. Mr. Mayer is a member of the National Association of Corporate Directors. He was a board member of the Dallas Children's Advocacy Center and chairman of the audit committee. A graduate of the College of William & Mary, he began his career as an accountant with Arthur Andersen LLP.

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
Cynthia Pharr Lee, 66, has served as one of our independent directors since November 2007. Ms. Lee has served as President of C. Pharr & Company, a marketing communications consulting firm since 1993, providing strategic brand, marketing and public relations services to many real estate, construction and design firms, in addition to other corporate clients. From 1994 through February 2014, Ms. Lee served as a member of the board of directors of CEC Entertainment, Inc. (CEC-NYSE) and its audit and compensation committees. A co-founder of Texas Women Ventures Fund, Ms. Lee serves on the Fund's Investment Advisory Committee. Ms. Lee is a former president of Executive Women of Dallas and former national chairman of the Counselor's Academy of the Public Relations Society of America. From May 1989 through February 1993, Ms. Lee was President and Chief Executive Officer of Tracy Locke/Pharr Public Relations, a division of Omnicom (NYSE). She received her Bachelor of Science degree in English (summa cum laude) and her Master of Arts degree in English from Mississippi State University.
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
Executive Officers
In addition, the following individual serves as our executive officer:
S. Jason Hall, 48, was elected our Chief Financial Officer in October 2014. Mr. Hall also serves as Senior Vice President and Chief Accounting Officer of the Company, positions he has held since September 2013 and as Treasurer, a position he has held since January 2012. From 2010 to 2012, Mr. Hall also served as the Company’s Senior Controller and Director of Financial Reporting. He also serves in similar positions for other Behringer Harvard-sponsored programs. He began his tenure with the Company in January 2005 as an SEC Reporting Manager. Prior to joining Behringer, from 2000 to 2004, Mr. Hall served in various accounting positions including two years as Corporate Controller for Aegis Communications Group, Inc. At that time, Aegis Communications was publicly traded on the NASDAQ exchange and was the seventh-largest provider of outsourced customer care services in the United States.  From 1991 to 2000, Mr. Hall was Corporate Controller of a private distribution company for five years and also spent three years in public accounting. Mr. Hall holds a Bachelor of Business Administration degree in Finance from Angelo State University and a Master of Business Administration degree in Accounting from Tarleton State University. Mr. Hall is a Certified Public Accountant in the State of Texas.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to the Company during and with respect to the fiscal year ended December 31, 2014 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2014.
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
Item 11.    Executive Compensation.
Executive Compensation
We do not directly compensate our named executive officers, nor do we reimburse our Advisor for compensation paid to our named executive officers, for services rendered to us. Pursuant to the Fourth Amended and Restated Advisory Management Agreement, we pay certain management fees to our Advisor and its affiliates to compensate the Advisor for the services it provides in our day-to-day management. In addition, we reimburse certain expenses of the Advisor and its affiliates, including reimbursement for the costs of salaries and benefits of certain of their employees.
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
Directors' Compensation
We pay each of our directors who are not an employee of the Company, the Advisor or their affiliates an annual retainer of $25,000. In addition, we pay the chairperson of the Audit Committee an annual retainer of $10,000 and the chairpersons of our Nominating and Compensation Committees annual retainers of $5,000 each. These retainers are payable quarterly in arrears. In addition, we pay each non-employee director (a) $1,000 for each board of directors or committee meeting attended in person, (b) $500 for each board of directors or committee meeting attended by telephone, and (c) $500 for each written consent considered by the director.
All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. If a director is also an employee of us, or an employee of the Advisor or its affiliates, we do not pay compensation for services rendered as a director.
Director Compensation Table
The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2014 (in thousands):

Name	Fees Earned(1)
Robert S. Aisner	—
Michael D. Cohen	—
Andreas K. Bremer	$67,000
Diane S. Detering-Paddison	$57,000
Jeffrey P. Mayer	$67,000
Cynthia Pharr Lee	$61,000
Michael J. O'Hanlon(2)	—
_______________________________________________________________________________

(1)	Includes fees earned for services rendered in 2014, regardless of when paid.

(2)	Mr. O'Hanlon resigned from the board of directors on January 5, 2015.
Incentive Award Plan
Our 2007 Amended and Restated Incentive Award Plan (the "Incentive Award Plan") was approved by the board of directors and stockholders on December 19, 2007. The Incentive Award Plan is administered by our Compensation Committee and provides for equity awards to our employees, directors and consultants and those of our Advisor and its affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards. A total of 10,000,000 shares have been authorized and reserved for issuance under our Incentive Award Plan. No awards have been issued under the Incentive Award Plan, and we currently have no plans to issue any awards under the Incentive Award Plan.
Compensation Committee Interlocks and Insider Participation
No member of our compensation committee served as an officer or employee of the Company or any of our subsidiaries during the fiscal year ended December 31, 2014 or formerly served as an officer of the Company or any of our subsidiaries. In addition, during the fiscal year ended December 31, 2014, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers or directors serving as a member of our board of directors or compensation committee.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table provides information regarding our equity compensation plans as of December 31, 2014:

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
Security Ownership of Certain Beneficial Owners
The following table sets forth information as of February 28, 2015 regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, each of our executive officers, and our directors and executive officers as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Robert S. Aisner(2)	—	—
Andreas K. Bremer(2)	—	—
Michael D. Cohen(2)(3)	2,762	*
Diane S. Detering-Paddison(2)	—	—
Jeffrey P. Mayer(2)	—	—
Cynthia Pharr Lee(2)	—	—
S. Jason Hall(2)	—	—
All directors and executive officers as a group (seven persons)	2,762	*
________________________
* Represents less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following February 28, 2015. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)
The address of Messrs. Aisner, Bremer, Cohen, Mayer and Hall, and Mmes. Detering-Paddison and Pharr Lee is c/o Behringer Harvard Opportunity REIT II, Inc., 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

(3)	Includes 2,762 shares owned by a trust for the benefit of Mr. Cohen's spouse. Mr. Cohen disclaims beneficial ownership of such shares.

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
Related Party Transactions
Advisor
The Advisor and certain of its affiliates may receive fees and compensation in connection with the acquisition, management, and sale of our assets based on the advisory management agreement, as amended and restated.
Fourth Amended and Restated Advisory Management Agreement
From July 5, 2011 through December 31, 2014, the Third Amended and Restated Advisory Management Agreement (the “Third Advisory Agreement”) governed the relationship between us and our Advisor. On June 20, 2014, we entered into the Fourth Amended and Restated Advisory Management Agreement (the “Fourth Advisory Agreement”) with our Advisor to, among other things, revise the acquisition and advisory fees, asset management fee, and the debt financing fee that may be paid to the Advisor and to fix certain expense reimbursement provisions. The Fourth Advisory Agreement was effective as of January 1, 2014. The following discussion reflects the terms of these agreements and the fees and expenses paid or reimbursed to the Advisor thereunder since January 1, 2013.
Prior to January 1, 2014, we reimbursed the Advisor or its affiliates for organization and offering expenses (other than selling commissions and the dealer manager fee) incurred on our behalf in connection with the primary offering component of our public offerings. The total we were required to remit to the Advisor for organization and offering expenses (other than selling commissions and the dealer manager fee) was limited to 1.5% of the gross proceeds raised in the completed primary offering components of the offerings as determined upon completion of the offerings. The Advisor or its affiliates determined the amount of organization and offering expenses owed based on specific invoice identification, as well as an allocation of costs to us and other Behringer programs, based on respective equity offering results of those entities in offering.
Under the Third Advisory Agreement the Advisor was required to reimburse us to the extent that the total amount spent on organization and offering expenses (other than selling commissions and the dealer manager fee) in our public offerings exceeded 1.5% of the gross proceeds raised in the primary component of the offerings. Based on the gross proceeds from our offerings which ended in April 2012, we recorded a receivable from the Advisor for approximately $3.8 million of organization and offering expenses that were previously reimbursed to the Advisor. We received payment of $3.8 million from the Advisor for this receivable in March 2013.
Under the Fourth Advisory Agreement the Advisor or its affiliates receive acquisition and advisory fees of 1.5% of the amount paid in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets. In addition, the Advisor and its affiliates receive acquisition and advisory fees of 1.5% of the funds advanced in respect of a loan investment. Before January 1, 2014, this rate was 2.5%. We incurred acquisition and advisory fees payable to the Advisor of $1 million and $2.3 million for the years ended December 31, 2014 and 2013, respectively.
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
In addition, acquisition expenses for which we reimburse the Advisor include any payments approved in advance by our board of directors made to (i) a prospective seller of an asset, (ii) an agent of a prospective seller of an asset, or (iii) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset. Previously, under the Third Advisory Agreement, to the extent the Advisor or its affiliates directly provided services, formerly provided or usually provided by third parties, including, without limitation, accounting services related to the preparation of audits required by the Securities and Exchange Commission, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a completed investment, the direct employee costs and burden to the Advisor of providing these services was included as acquisition expenses for which we reimbursed the Advisor. Pursuant to the Fourth Advisory Agreement, effective January 1, 2014, such services are no longer included as acquisition expenses for which the Company reimburses the Advisor.
In addition, the Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent that they are dedicated to making investments for us, such as wages and benefits of the investment personnel. The Advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the Advisor or its affiliates incur that are due to third parties or related to the additional services provided by the Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. We incurred $0.2 million in acquisition expense reimbursements in each of the years ended December 31, 2014 and 2013.
Beginning January 1, 2014, we pay the Advisor or its affiliates a debt financing fee of 0.5% of the amount available under any loan or line of credit made available to us and pay directly all third party costs associated with obtaining the debt financing. Before January 1, 2014, we paid the Advisor a debt financing fee of 1%. We incurred debt financing fees of $0.2 million and $0.5 million for the years ended December 31, 2014 and 2013, respectively.
We pay the Advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable to us.  We incurred no such fees for the years ended December 31, 2014 and 2013.
Prior to January 1, 2014, pursuant to the Third Advisory Agreement, we paid the Advisor or its affiliates a monthly asset management fee of one-twelfth of 1.0% of the sum of the higher of the cost or value of each asset. Pursuant to the Fourth Advisory Agreement, we pay the Advisor or its affiliates a monthly asset management fee which, effective January 1, 2014, was reduced to one-twelfth of 0.7% of the value of each asset. The value of our assets is the value as determined in connection with the establishment and publication of an estimated value per share unless the asset was acquired after our publication of an estimated value per share (in which case the value of the asset will be the contract purchase price of the asset). In addition, pursuant to the Fourth Advisory Agreement, the Advisor agreed to waive asset management fees previously accrued during the period from August 2013 to December 2013 of $0.3 million. Therefore, we reversed this accrual in the second quarter of 2014. For the year ended December 31, 2014, we expensed $2.2 million of asset management fees which includes asset management fees related to our disposed properties. For the year ended December 31, 2013, we expensed $3.4 million of asset management fees, which includes asset management fees related to discontinued operations and our disposed properties.
Under the Fourth Advisory Agreement, beginning January 1, 2014, instead of reimbursing the Advisor for specific expenses paid or incurred in connection with providing services to us, we will pay the Advisor an administrative services fee based on a budget of expenses prepared by the Advisor. The administrative services fee is intended to reimburse for all costs associated with providing services to us under the Fourth Advisory Agreement. The administrative services fee is $1,775,000 per calendar year, payable in four equal quarterly installments within 45 days of the end of each calendar quarter beginning with calendar year 2014. Before the effective date of the Fourth Advisory Agreement, we reimbursed the Advisor or its affiliates for all expenses paid or incurred by them in connection with the services they provided us, subject to certain limitations. For the years ended December 31, 2014 and 2013, we incurred and expensed such costs for administrative services of $1,775,000 and $1,751,000, respectively.
Notwithstanding the fees and cost reimbursements described above, under our charter we may not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2014 and 2013, our total operating expenses (including the asset management fee) were not excessive.
Property Manager
We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity II Management Services, LLC (“BHO II Management”), or its affiliates, fees for the management, leasing, and construction supervision of our properties.  Before January 1, 2014, property management fees were 4.5% of the gross revenues of the properties managed by BHO II Management or its affiliates, plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  Effective January 1, 2014, we entered into the First Amendment to the Amended and Restated Property Management and Leasing Agreement, which reduced the property management fee paid to 4.0% of gross revenues of the properties managed by BHO II Management or its affiliates. In the event that we contract directly with a third-party property manager in respect of a property, BHO II Management or its affiliates receives an oversight fee equal to 0.5% of the gross revenues of the property managed.  In no event will BHO II Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay BHO II Management directly for its services, we will pay BHO II Management a management fee or oversight fee, as applicable, based only on our economic interest in the property.  We incurred and expensed property management fees or oversight fees to BHO II Management of approximately $0.6 million and $0.9 million for the years ended December 31, 2014 and 2013, respectively.
We pay the Advisor or its affiliates a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We incurred $0.1 million of construction management fees in each of the years ended December 31, 2014 and 2013.
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
Dealer Manager
Pursuant to a dealer manager agreement, we engaged Behringer Securities LP ("Behringer Securities"), a subsidiary of Behringer, to act as our dealer manager in connection with our Offerings. Behringer Securities received commissions of up to 7% of gross primary offering proceeds. Behringer Securities reallowed 100% of selling commissions earned to participating broker-dealers. In addition, we paid Behringer Securities a dealer manager fee of up to 2.5% of gross offering proceeds. Pursuant to separately negotiated agreements, Behringer Securities reallowed a portion of its dealer manager fee in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in our Offerings. No selling commissions, dealer manager fees or organization and offering expenses were paid for sales under the DRP. We terminated the primary portion of the Follow-On Offering effective March 15, 2012 and the DRP portion of the Follow-On Offering effective April 3, 2012. For the year ended December 31, 2012, Behringer Securities earned selling commissions and dealer manager fees of $0.4 million and $0.2 million, respectively, which were recorded as a reduction to additional paid-in capital.
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
Audit and Non-Audit Fees
The following table presents fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche") for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Audit Fees(1)	$550	$491
Audit-Related Fees(2)	—	—
Tax Fees(3)	80	9
All Other Fees	—	—
Total Fees	$630	$500
___________________________

(1)	Audit fees consist principally of fees for the audit of our annual consolidated financial statements and review of our consolidated financial statements included in our quarterly reports on Form 10-Q.

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
Our audit committee approved all of the services provided by, and fees paid to, Deloitte & Touche LLP during the years ended December 31, 2014 and 2013.

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

Behringer Harvard Opportunity REIT II, Inc.
Dated: March 20, 2015	By:	/s/ ROBERT S. AISNER
Robert S. Aisner Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 20, 2015	/s/ ROBERT S. AISNER
Robert S. Aisner Chairman of the Board of Directors (Principal Executive Officer)
March 20, 2015	/s/ S. JASON HALL
S. Jason Hall Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
March 20, 2015	/s/ MICHAEL D. COHEN
Michael D. Cohen Executive Vice President and Director
March 20, 2015	/s/ ANDREAS K. BREMER
Andreas K. Bremer Director
March 20, 2015	/s/ JEFFREY P. MAYER
Jeffrey P. Mayer Director
March 20, 2015	/s/ CYNTHIA PHARR LEE
Cynthia Pharr Lee Director
March 20, 2015	/s/ DIANE S. DETERING-PADDISON
Diane S. Detering-Paddison Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Behringer Harvard Opportunity REIT II, Inc.
Addison, Texas
We have audited the accompanying consolidated balance sheets of Behringer Harvard Opportunity REIT II, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Behringer Harvard Opportunity REIT II, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 3 to the consolidated financial statements, during 2014 the Company early adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2014-08 (“ASU 2014-08”), Presentation of Financial Statements and Property, Plant, and Equipment (Topics 205 and 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

/s/ Deloitte & Touche LLP
Dallas, Texas
March 20, 2015

Behringer Harvard Opportunity REIT II, Inc.
Consolidated Balance Sheets
As of December 31, 2014 and 2013
(in thousands, except shares)

	2014	2013
Assets
Real estate
Land and improvements, net	$60,374	$65,407
Buildings and improvements, net	228,650	219,523
Real estate under development	274	99
Total real estate	289,298	285,029
Assets associated with real estate held for sale	12,951	—
Cash and cash equivalents	72,949	94,877
Restricted cash	4,199	5,343
Accounts receivable, net	2,208	3,017
Prepaid expenses and other assets	1,402	1,196
Investment in unconsolidated joint venture	13,973	11,985
Furniture, fixtures and equipment, net	8,244	7,923
Deferred financing fees, net	2,617	3,185
Lease intangibles, net	1,850	1,820
Total assets	$409,691	$414,375
Liabilities and Equity
Notes payable	$216,294	$212,037
Accounts payable	702	513
Payables to related parties	466	840
Acquired below-market leases, net	210	324
Distributions payable to noncontrolling interest	19	20
Income taxes payable	—	183
Accrued and other liabilities	6,232	7,669
Obligations associated with real estate held for sale	9,212	—
Total liabilities	233,135	221,586
Commitments and contingencies	—	—
Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 25,801,669 and 26,015,980 shares issued and outstanding at December 31, 2014 and 2013, respectively	3	3
Additional paid-in capital	231,240	232,903
Accumulated distributions and net loss	(62,477)	(49,520)
Accumulated other comprehensive income (loss)	(246)	498
Total Behringer Harvard Opportunity REIT II, Inc. equity	168,520	183,884
Noncontrolling interest	8,036	8,905
Total equity	176,556	192,789
Total liabilities and equity	$409,691	$414,375
See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Years Ended December 31, 2014, 2013 and 2012
(in thousands, except per share amounts)

	2014	2013	2012
Revenues
Rental revenue	$32,226	$28,517	$21,766
Hotel revenue	16,371	14,872	10,952
Total revenues	48,597	43,389	32,718
Expenses:
Property operating expenses	11,288	9,792	6,784
Hotel operating expenses	11,954	11,363	10,001
Interest expense, net	7,833	7,844	6,859
Real estate taxes	5,388	4,716	3,225
Property management fees	1,642	1,521	1,171
Asset management fees	2,368	3,478	3,097
General and administrative	4,076	4,243	3,205
Acquisition expense	1,307	3,998	750
Depreciation and amortization	14,362	13,978	10,627
Total expenses	60,218	60,933	45,719
Interest income, net	224	128	128
Loss on early extinguishment of debt	(454)	—	—
Other income (loss)	(38)	46	88
Loss from continuing operations before gain on sale of real estate and income tax benefit (expense)	(11,889)	(17,370)	(12,785)
Gain on sale of real estate	11,454	—	—
Income tax benefit (expense)	101	(183)	—
Loss from continuing operations	(334)	(17,553)	(12,785)
Income from discontinued operations, including gains on disposition	—	31,159	22,012
Net income (loss)	(334)	13,606	9,227
Noncontrolling interest in continuing operations	331	577	790
Noncontrolling interest in discontinued operations	—	(5,454)	(8,352)
Net (income) loss attributable to noncontrolling interest	331	(4,877)	(7,562)
Net income (loss) attributable to the Company	$(3)	$8,729	$1,665
Amounts attributable to the Company
Continuing operations	$(3)	$(16,976)	$(11,995)
Discontinued operations	—	25,705	13,660
Net income (loss) attributable to the Company	$(3)	$8,729	$1,665
Weighted average shares outstanding:
Basic and diluted	25,943	26,035	25,987
Net income (loss) per share
Continuing operations	$—	$(0.65)	$(0.46)
Discontinued operations	—	0.99	0.52
Basic and diluted income per share	$—	$0.34	$0.06
Distributions declared per common share	$0.50	$—	$0.625
Comprehensive income (loss):
Net income (loss)	$(334)	$13,606	$9,227
Other comprehensive income (loss):
Reclassification of unrealized loss on interest rate derivatives to net income	58	123	—
Unrealized gain on interest rate derivatives	—	—	21
Foreign currency translation gain (loss)	(791)	262	26
Total other comprehensive income (loss)	(733)	385	47
Comprehensive income (loss)	(1,067)	13,991	9,274
Comprehensive (income) loss attributable to noncontrolling interest	320	(4,890)	(7,566)
Comprehensive income (loss) attributable to common shareholders	$(747)	$9,101	$1,708
   See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Consolidated Statements of Equity
For the Years Ended December 31, 2014, 2013 and 2012
(in thousands)

	Convertible Stock		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions and Net (Loss)		Noncontrolling Interest	Total Equity
Balance at January 1, 2012	1	$—	25,267	$3	$225,968	$(43,657)	$83	$14,607	$197,004
Net income						1,665		7,562	9,227
Issuance of common stock, net			910		8,347				8,347
Redemption of common stock			(117)		(1,032)				(1,032)
Distributions declared on common stock ($0.625 per share)						(16,257)			(16,257)
Contributions from noncontrolling interest								1,597	1,597
Distributions to noncontrolling interest								(12,400)	(12,400)
Other comprehensive loss:
Unrealized gain on interest rate derivatives							17	4	21
Foreign currency translation gain							26		26
Balance at December 31, 2012	1	$—	26,060	$3	$233,283	$(58,249)	$126	$11,370	$186,533
Net income						8,729		4,877	13,606
Redemption of common stock			(44)		(380)				(380)
Contributions from noncontrolling interest								4,655	4,655
Distributions to noncontrolling interest								(12,010)	(12,010)
Other comprehensive income:
Reclassification of unrealized loss on interest rate derivatives to net income							110	13	123
Foreign currency translation gain							262		262
Balance at December 31, 2013	1	$—	26,016	$3	$232,903	$(49,520)	$498	$8,905	$192,789
Net loss						(3)		(331)	(334)
Redemption of common stock			(214)		(1,663)				(1,663)
Distributions declared on common stock ($0.50 per share)						(12,954)			(12,954)
Contributions from noncontrolling interest								273	273
Distributions to noncontrolling interest								(822)	(822)
Other comprehensive income (loss):
Reclassification of unrealized loss on interest rate derivatives to net income							47	11	58
Foreign currency translation loss							(791)		(791)
Balance at December 31, 2014	1	$—	25,802	$3	$231,240	$(62,477)	$(246)	$8,036	$176,556
See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014, 2013 and 2012
(in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$(334)	$13,606	$9,227
Adjustments to reconcile net income (loss) to net cash
flows provided by (used in) operating activities:
Depreciation and amortization	14,217	16,507	15,930
Amortization of deferred financing fees	779	949	1,049
Gain on sale of real estate	(11,454)	(31,558)	(29,358)
Loss on early extinguishment of debt	454	265	1,905
Loss on derivatives	215	94	—
Change in operating assets and liabilities:
Accounts receivable	(235)	(373)	(1,055)
Prepaid expenses and other assets	(358)	458	176
Accounts payable	210	(1,246)	126
Accrued and other liabilities	(1,305)	549	701
Net payables to related parties	(375)	277	199
Addition of lease intangibles	(313)	(631)	(486)
Cash provided by (used in) operating activities	1,501	(1,103)	(1,586)
Cash flows from investing activities:
Acquisition deposits reimbursed	500	247	—
Acquisition deposits paid	—	(500)	(589)
Purchases of real estate	(60,433)	(74,685)	(11,039)
Investment in unconsolidated joint venture	(1,988)	(14,429)	—
Return of investment in unconsolidated joint ventures	—	2,444	—
Proceeds from sale of real estate	46,300	83,506	101,654
Additions of property and equipment	(8,566)	(8,043)	(13,646)
Change in restricted cash	1,144	133	2,125
Cash provided by (used in) investing activities	(23,043)	(11,327)	78,505
Cash flows from financing activities:
Financing costs	(670)	(1,228)	(1,818)
Proceeds from notes payable	33,500	47,710	24,033
Payments on notes payable	(17,791)	(12,987)	(80,831)
Purchase of interest rate derivatives	(7)	(133)	—
Issuance of common stock	—	—	6,142
Redemptions of common stock	(1,663)	(380)	(1,032)
Offering costs receivable from (payable to) related party	—	3,832	(567)
Distributions to common shareholders	(12,954)	—	(14,536)
Contributions from noncontrolling interest holders	273	4,655	1,597
Distributions to noncontrolling interest holders	(822)	(11,990)	(12,400)
Cash provided by (used in) financing activities	(134)	29,479	(79,412)
Effect of exchange rate changes on cash and cash equivalents	(252)	76	115
Net change in cash and cash equivalents	(21,928)	17,125	(2,378)
Cash and cash equivalents at beginning of year	94,877	77,752	80,130
Cash and cash equivalents at end of year	$72,949	$94,877	$77,752
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
We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. We have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality and multifamily. We have purchased existing, income-producing properties and newly-constructed properties. We have also invested in a mortgage loan and a mezzanine loan. Although we acquired one property in 2014, we are not actively seeking to purchase additional assets at this time, but may invest capital in our current assets in order to position them for sale in the normal course of business. We intend to hold the various real properties in which we invest until such time as our Advisor determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. As of December 31, 2014, we had 13 real estate investments, 12 of which were consolidated, including Babcock Self Storage ("Babcock") and Alte Jakobstraße ("AJS"), which are classified as real estate held for sale in our consolidated balance sheet. We sold Babcock and AJS on January 8, 2015 and February 21, 2015, respectively. We sold our 1875 Lawrence office building on May 30, 2014. Two of our consolidated properties are wholly owned and ten properties are consolidated through investments in joint ventures.
Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware ("Behringer Harvard Opportunity OP II"). As of December 31, 2014, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in Behringer Harvard Opportunity OP II as its sole general partner. As of December 31, 2014, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of Behringer Harvard Opportunity OP II and owned the remaining 99.9% interest in Behringer Harvard Opportunity OP II.
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
In connection with our initial capitalization, on January 19, 2007, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer Harvard Holdings, LLC ("Behringer"). Behringer transferred its shares of convertible stock to one of its affiliates on April 2, 2010.
As of December 31, 2014, we had issued 26.7 million shares of our common stock, including 22,471 shares owned by Behringer and 2.2 million shares issued through the DRP. As of December 31, 2014, we had redeemed 0.9 million shares of our common stock and had 25.8 million shares of common stock outstanding. As of December 31, 2014, we had 1,000 shares of convertible stock held by an affiliate of Behringer.

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
The total value of identified real estate intangible assets acquired is further allocated to in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering existing market conditions.  In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we include such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on existing market conditions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal fees and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.
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
Anticipated amortization expense associated with the acquired lease intangibles for each of the following five years ended December 31 is as follows:

Year	Lease / Other Intangibles(1)
2015	$1,122
2016	91
2017	55
2018	20
2019	9
_________________________

(1)
Excludes AJS which was classified as held for sale as of December 31, 2014 and sold on February 21, 2015. Babcock, also classified as held for sale at December 31, 2014, did not have any lease intangibles.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

December 31, 2014	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost(1)	$252,812	$62,447	$4,551	$(469)
Less: depreciation and amortization(1)	(24,162)	(2,073)	(2,701)	259
Net	$228,650	$60,374	$1,850	$(210)
______________________________________________

(1)
Excludes Babcock and AJS which were classified as held for sale as of December 31, 2014. These two properties sold on January 8, 2015 and February 21, 2015, respectively. Net book values included in assets associated with real estate held for sale in the consolidated balance sheet were buildings and improvements of $9.6 million, land and improvements of $3.2 million, lease intangibles of $0.2 million and acquired below-market leases of less than $0.1 million. See Note 7, Real Estate Held for Sale.

December 31, 2013	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost	$241,881	$66,828	$8,102	$(768)
Less: depreciation and amortization	(22,358)	(1,421)	(6,282)	444
Net	$219,523	$65,407	$1,820	$(324)
Real Estate Held for Sale and Discontinued Operations
We classify properties as held for sale when certain criteria are met, in accordance with GAAP. At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. During the fourth quarter of 2014, we entered into Purchase and Sale Agreements ("PSA") for Babcock, a self storage facility in Texas, and AJS, one of our two office buildings located in Germany, and classified Babcock and AJS as real estate held for sale in our consolidated balance sheet at December 31, 2014. We sold Babcock on January 8, 2015 and AJS on February 21, 2015. We had no assets classified as held for sale at December 31, 2013.
Effective as of April 1, 2014, we adopted the revised guidance regarding discontinued operations as further discussed in Note 3, New Accounting Pronouncements. For sales of real estate or assets classified as held for sale after April 1, 2014, we will evaluate whether a disposal transaction meets the criteria of a strategic shift and will have a major effect on our operations and financial results to determine if the results of operations and gains on sale of real estate will be presented as part of our continuing operations or as discontinued operations in our consolidated statements of operations. If the disposal represents a strategic shift, it will be classified as discontinued operations for all periods presented; if not, it will be presented in continuing operations.
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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

Investment Impairment
For all of our real estate and real estate related investments, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  Examples of the types of events and circumstances that would cause management to assess our assets for potential impairment include, but are not limited to: a significant decrease in the market price of an asset; a significant adverse change in the manner in which the asset is being used; an accumulation of costs in excess of the acquisition basis plus construction of the property; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers and changes in the global and local markets or economic conditions.  Our assets may at times be concentrated in limited geographic locations and, to the extent that our portfolio is concentrated in limited geographic locations, downturns specifically related to such regions may result in tenants defaulting on their lease obligations at a portion of our properties within a short time period, which may result in asset impairments.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  These projected cash flows are prepared internally by the Advisor and reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Principal Executive Officer and Principal Financial Officer, as well as a panel of asset managers and a financial analyst of the Advisor, review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions that are consistent with market data or with assumptions that would be used by a third-party market participant and assume the highest and best use of the investment. We consider trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value. While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.
In evaluating our investments for impairment, management may use appraisals and make estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership, and the projected sales price of each of the properties.  A future change in these estimates and assumptions could result in understating or overstating the carrying value of our investments, which could be material to our financial statements. In addition, we may incur impairment charges on assets classified as held for sale in the future if the carrying amount of the asset upon classification as held for sale exceeds the estimated fair value, less costs to sell.
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
We believe the carrying value of our operating real estate is currently recoverable. Accordingly, there were no impairment charges for the years ended December 31, 2014, 2013, and 2012. However, if market conditions worsen unexpectedly or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments. Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.
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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

Revenue Recognition
We recognize rental income generated from leases of our operating properties on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. Straight-line rent was income of $0.2 million recognized in rental revenues for the year ended December 31, 2014. Straight-line rent was income of $0.4 million, and $0.3 million recognized in rental revenues for the years ended December 31, 2013 and 2012, respectively, and included amounts recognized in discontinued operations. Leases associated with our multifamily, student housing, hotel and self-storage assets are generally short-term in nature, and thus have no straight-line rent. Net above-market lease amortization of less than $0.1 million was recognized in rental revenues for the year ended December 31, 2014. Net above-market lease amortization of less than $0.1 million was recognized in rental revenues for the year ended December 31, 2013 and included amounts recognized in discontinued operations. Net below-market lease amortization of $0.2 million was recognized in rental revenues for the year ended December 31, 2012 and included amounts recognized in discontinued operations.
Hotel revenue is derived from the operations of the Courtyard Kauai Coconut Beach Hotel and consists primarily of guest room, food and beverage, and other ancillary revenues such as laundry and parking. Hotel revenue is recognized as the services are rendered.
Accounts Receivable
Accounts receivable primarily consist of receivables related to our consolidated properties of $2.2 million and $3 million as of December 31, 2014 and 2013, respectively, and included straight-line rental revenue receivables of $0.6 million and $1 million as of December 31, 2014 and 2013, respectively.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets of $1.4 million and $1.2 million as of December 31, 2014 and 2013, respectively, included prepaid directors' and officers' insurance, as well as prepaid insurance of our consolidated properties.
Furniture, Fixtures, and Equipment
Furniture, fixtures, and equipment are recorded at cost and are depreciated according to the Company’s capitalization policy which uses the straight-line method over their estimated useful lives of five to seven years. Properties classified as held for sale are not depreciated. Maintenance and repairs are charged to operations as incurred. Accumulated depreciation associated with our furniture, fixtures, and equipment was $6.4 million and $4.2 million as of December 31, 2014 and 2013, respectively.
Deferred Financing Fees
Deferred financing fees are recorded at cost and are amortized to interest expense of our notes payable using a straight-line method that approximates the effective interest method over the life of the related debt. Accumulated amortization of deferred financing fees was $2.2 million and $1.8 million as of December 31, 2014 and 2013, respectively.
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
As of December 31, 2014, we do not have any derivatives designated as net investment hedges, fair value hedges or cash flow hedges. No derivatives were being used for trading or speculative purposes. See Note 4, Assets and Liabilities Measured at Fair Value, and Note 11, Derivative Instruments and Hedging Activities, for further information regarding our derivative financial instruments.

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
The Euro is the functional currency for the operations of Holstenplatz and Alte Jakobstraße. We also maintain a Euro-denominated bank account that is translated into U.S. dollars at the current exchange rate at each reporting period. For the three years ended December 31, 2014, 2013, and 2012, the foreign currency translation adjustment was a loss of $0.8 million, a gain of $0.3 million and a gain of less than $0.1 million, respectively.
Other Comprehensive Income (Loss)
Items of other comprehensive income (loss) consist of gains and losses affecting equity that are excluded from net income (loss) under GAAP. The components of OCI consist of cumulative foreign currency translation gains and losses and the unrealized gain on derivative instruments.
Stock-Based Compensation
We have adopted a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates. We have not issued any stock-based awards under the plan as of December 31, 2014.
Concentration of Credit Risk
At December 31, 2014 and 2013, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.
Geographic and Asset Type Concentration
Our investments in target assets may at times be concentrated in certain asset types that are subject to higher risk of foreclosure, or secured by assets concentrated in a limited number of geographic locations. For the year ended December 31, 2014, excluding assets held for sale and 1875 Lawrence sold in 2014, 36% and 23% of our total revenues were derived from our properties located in Hawaii and Florida, respectively. Additionally, excluding assets held for sale and 1875 Lawrence, 37%, 36%, 18%, and 9% of our total revenues for the year ended December 31, 2014 were from our four asset types, multifamily, hotel, student housing and office buildings, respectively. To the extent that our portfolio is concentrated in limited geographic regions or types of assets, downturns relating generally to such region or type of asset may result in defaults on a

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to fund our operations.
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
Earnings per Share
Net income (loss) per share is calculated based on the weighted average number of common shares outstanding during each period. The weighted average shares outstanding used to calculate both basic and diluted income (loss) per share were the same for each of the three years ended December 31, 2014, 2013 and 2012, as there were no potentially dilutive securities outstanding.
Reclassification
 To conform to the presentation for the years ended December 31, 2014 and 2013, which present hotel operating expense as a separate component of property operating expense on our consolidated statements of operations and comprehensive income, we reclassified $10 million from property operating expense to hotel operating expense for the year ended December 31, 2012.
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
3. New Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-05 ("ASU 2013-05"), Foreign Currency Matters, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.  ASU 2013-05 specifies that a cumulative translation adjustment ("CTA") should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings when the investment is sold. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. ASU 2013-05 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years beginning after December 15, 2014, and interim and annual periods thereafter. ASU 2013-05 should be applied prospectively to derecognition events occurring after the effective date. Early adoption is permitted. The Company will adopt ASU 2013-05 effective January 1, 2015. We are currently evaluating the impact of the adoption of ASU 2013-05 on our consolidated financial statements and notes therein.
In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”), Presentation of Financial Statements and Property, Plant, and Equipment (Topics 205 and 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  The updated guidance revised the definition of a discontinued operation by limiting discontinued operations reporting to disposals of components of an entity that represent a strategic shift that has or will have a major effect on an entity’s operations and financial results when a component of an entity or a group of components of an entity are classified as held for sale or disposed of by sale or by means other than a sale, such as an abandonment. Examples of a strategic shift could include a disposal of a major geographical area, a major line of business, a major equity method

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

investment, or other major parts of an entity. In addition, ASU 2014-08 requires expanded disclosures for discontinued operations so users of the financial statements will be provided with more information about the assets, liabilities, revenues and expenses of discontinued operations. We adopted this guidance effective April 1, 2014. Our results of operations and gains on real estate sold beginning April 1, 2014 that do not meet the criteria of a strategic shift that has or will have a major effect on our operations and financial results will be presented as continuing operations in our consolidated statements of operations. Any sales of real estate prior to April 1, 2014 that were reported in discontinued operations in prior reporting periods will continue to be reported as discontinued operations.
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
In January 2015, the FASB issued ("ASU 2015-01"), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates the concept of an extraordinary item from U.S. GAAP. An entity is no longer required to (i) segregate an extraordinary item from the results of ordinary operations; (ii) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (iii) disclose income taxes and earnings per share data applicable to an extraordinary item. ASU 2015-01 does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in occurrence. ASU 2015-01 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015, with early adoption permitted. We do not expect the adoption of ASU 2015-01 to impact our consolidated financial statements and notes therein.
In February 2015, the FASB issued ("ASU No. 2015-02"), Amendments to the Consolidation Analysis, which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments in ASU 2015-02 are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.
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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2014, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of December 31, 2014 and 2013:

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$28	$—	$28

December 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$174	$—	$174
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
As of December 31, 2014 and 2013, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable to noncontrolling interests were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities. The notes payable of $216.3 million, excluding $9.1 million of contractual obligations on real estate held for sale, and $212 million as of December 31, 2014 and 2013, respectively, have a fair value of approximately $217.1 million and $207.8 million as of December 31, 2014 and 2013, respectively, based upon interest rates for debt with similar terms and remaining maturities that management believes we could obtain. The fair value of the notes payable is categorized as a Level 2 basis. The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2014 and 2013.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

6. Real Estate and Real Estate-Related Investments
As of December 31, 2014, we consolidated 12 real estate assets, including Babcock and AJS which are classified as real estate held for sale in our consolidated balance sheet. The following table presents certain information about our consolidated investments as of December 31, 2014:

Property Name	Description	Location	Date Acquired	Ownership Interest
Holstenplatz	Office building	Hamburg, Germany	June 30, 2010	100%
Gardens Medical Pavilion(1)	Medical office building	Palm Beach Gardens, Florida	October 20, 2010(1)	79.8%	(1)
Courtyard Kauai Coconut Beach Hotel	Hotel	Kauai, Hawaii	October 20, 2010	80%
River Club and the Townhomes at River Club	Student housing	Athens, Georgia	April 25, 2011	85%
Babcock Self Storage(2)	Self-storage	San Antonio, Texas	August 30, 2011	85%
Lakes of Margate	Multifamily	Margate, Florida	October 19, 2011	92.5%
Arbors Harbor Town	Multifamily	Memphis, Tennessee	December 20, 2011	94%
Alte Jakobstraße(2)	Office building	Berlin, Germany	April 5, 2012	99.7%
Wimberly at Deerwood ("Wimberly")	Multifamily	Jacksonville, Florida	February 19, 2013	95%
22 Exchange	Student housing	Akron, Ohio	April 16, 2013	90%
Parkside Apartments ("Parkside")	Multifamily	Sugarland, Texas	August 8, 2013	90%
Lakewood Flats	Multifamily	Dallas, Texas	October 10, 2014	100%
____________________________

(1)
We acquired a portfolio of eight medical office buildings, known as the Original Florida MOB Portfolio, on October 8, 2010.  We acquired a medical office building known as Gardens Medical Pavilion on October 20, 2010.  Collectively, the Original Florida MOB Portfolio and Gardens Medical Pavilion were referred to as the Florida MOB Portfolio.  The Florida MOB Portfolio consisted of nine medical office buildings.  On September 20, 2013, we sold the Original Florida MOB Portfolio. As of December 31, 2014, we own approximately 79.8% of the ninth building, Gardens Medical Pavilion.

(2)
We sold our Babcock and AJS properties on January 8, 2015 and February 21, 2015, respectively. Both properties are classified as held for sale in our consolidated balance sheet as of December 31, 2014.

Real Estate Asset Acquisition
Lakewood Flats
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
The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Total Acquisition
Buildings and improvements	$49,703
Land and land improvements	8,196
Lease intangibles, net	1,529
Furniture, fixtures and equipment	1,072
Total identifiable net assets	$60,500

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the amounts recognized for revenues, acquisition expenses and net loss from the acquisition date to December 31, 2014 (in millions):

Lakewood Flats
Revenue	$1,385
Acquisition expenses with unaffiliated third party	185
Net loss	(474)

The following unaudited pro forma summary presents our consolidated information for the acquisition as if the business combination had occurred on January 1, 2013 (in thousands, except per share):

	Pro Forma for the Twelve Months Ended December 31, (Unaudited)
	2014	2013
Revenue	$52,840	$47,665
Depreciation and amortization	16,334	17,813
Net income (loss)	(263)	5,605
Net income (loss) per share	$(0.01)	$0.22

These unaudited pro forma amounts have been calculated after applying our accounting policies and adjusting the results to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to the tangible and intangible assets had been applied from January 1, 2013.
We are in the process of finalizing our acquisition allocation for Lakewood Flats, which is subject to change until the information is finalized, which will be no later than twelve months from the acquisition date.
Real Estate Asset Disposition
1875 Lawrence
On May 30, 2014, we sold 1875 Lawrence for a contract sales price of approximately $46.7 million. We recorded a gain on sale of real estate property of $11.5 million and loss on early extinguishment of debt of $0.5 million, which was comprised of the write-off of deferred financing fees of $0.4 million and an early termination fee of $0.1 million. A portion of the proceeds from the sale were used to pay off in full the existing indebtedness of approximately $15.6 million associated with the office building. The disposal of the 1875 Lawrence property does not represent a strategic shift; therefore, it is presented in continuing operations in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012.
Sale of Real Estate Reported in Continuing Operations
The following table presents our sale of real estate for the year ended December 31, 2014 (in millions):

Date of Sale	Property	Ownership Interest	Sales Contract Price	Net Cash Proceeds	Gain on Sale of Real Estate
May 30, 2014	1875 Lawrence	100%	$46.7	$46.3	$11.5
The following table presents net income (loss) attributable to the Company for the three years ended December 31, 2014, 2013 and 2012 related to the 1875 Lawrence office building sold in 2014. Net income for the year ended December 31, 2014 includes the gain on sale of real estate (in millions):

	Years Ended December 31,
	2014	2013	2012
Net income (loss) attributable to the Company	$9.9	$(2.1)	$(1.5)

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

Discontinued Operations
As discussed in Note 3, New Accounting Pronouncements, we adopted the provisions of the recently issued FASB guidance regarding the reporting of discontinued operations. Accordingly, we have no discontinued operations for the year ended December 31, 2014. See Note 16, Discontinued Operations, for additional disclosures regarding discontinued operations for the years ended December 31, 2013 and 2012.
7. Real Estate Held for Sale
As of December 31, 2014, Babcock and AJS were classified as real estate held for sale on our consolidated balance sheet. We did not have any real estate assets classified as held for sale as of December 31, 2013 and 2012.
In 2011, we acquired Babcock, a 537-unit storage facility located in San Antonio, Texas. Due to increased demand in the industry, we began to market the property during the last half of 2014. We entered into a PSA on October 29, 2014 and sold the property to an unaffiliated third party on January 8, 2015 for a contract sales price of $5.4 million.
In 2012, we acquired AJS, an office building located in Berlin, Germany, with short-term leases and below-market rents, with the investment objective of increasing net operating income through longer lease terms and increased rents. When the property became stabilized during 2014, we started the marketing process and received bids that met the Company's return objectives. We entered into a PSA with an unaffiliated third party on December 18, 2014 and sold the property on February 21, 2015 for a contract sales price of approximately €12.4 million or approximately $14.1 million based on the exchange rate in effect on February 21, 2015.
The sales of Babcock and AJS in the first quarter of 2015 did not represent a strategic shift and did not have a major effect on the Company’s operations and financial results, therefore the results of operations for both investments are presented in continuing operations in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012.
The major classes of assets and liabilities associated with our real estate held for sale as of December 31, 2014 were as follows:

Description	Amount
Land and improvements, net	$3,195
Building and improvements, net	9,581
Lease intangibles, net	175
Assets associated with real estate held for sale	$12,951

Notes payable	$9,122
Other	90
Obligations associated with real estate held for sale	$9,212

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

8. Investment in Unconsolidated Joint Venture
On May 24, 2013, we (the "Lender") provided mezzanine financing totaling $13.7 million, (the "Initial Advance") to an unaffiliated third-party entity (the "Borrower") that owns an apartment complex under development in Denver, Colorado (“Prospect Park”). The Borrower also has a senior construction loan with a third-party construction lender (the "Senior Lender"), in an aggregate original principal amount of $35.6 million. The senior construction loan is guaranteed by the owners of the developer.  We also have a personal guaranty from the owners of the developer guaranteeing completion of the project and payment of cost overruns. Our mezzanine loan is secured by all of the membership interests of the Borrower and is subordinate to the senior construction loan. Our Initial Advance has an annual stated interest rate of 10% for the first three years of the term, followed by two one-year extension options at which point the annual interest rate would increase to 14%.  We evaluated this ADC Arrangement and determined that the characteristics are similar to a jointly-owned investment or partnership. Accordingly, the investment was accounted for as an unconsolidated joint venture under the equity method of accounting instead of loan accounting since we will participate in the residual interests through the sale or refinancing of the property.
Due to projected cost overruns in excess of the original construction budget, an event of default was declared by the Senior Lender on April 28, 2014. In accordance with our rights under the mezzanine loan agreement, we also declared an event of default on May 5, 2014. In order to remedy the events of default, the following terms were agreed upon, based on negotiations between the Borrower and developer, the Senior Lender, and us: (i) the Borrower and developer covered cost overruns totaling $6.6 million; (ii) we increased our financing to $15.3 million, an increase of $1.5 million (the “Additional Advance”); and (iii) the Senior Lender increased their loan to $40 million, an increase of $4.4 million. The terms of our Initial Advance remained the same under the amended loan agreement. The terms of the Additional Advance are the same as the Initial Advance except that the interest rate on the Additional Advance is 18%.
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
As of December 31, 2014, the outstanding principal balance under our mezzanine loan was $15.3 million.  In connection with this investment, we capitalized acquisition-related costs and fees totaling $0.4 million during the year ended December 31, 2013.  Interest capitalized for the years ended December 31, 2014 and 2013 was $0.5 million and $0.3 million, respectively.  For the years ended December 31, 2014 and 2013, we recorded no equity in earnings (losses) of unconsolidated joint venture related to our investment in Prospect Park.
The following table sets forth our ownership interest in Prospect Park:

Property Name	Ownership Interest at December 31, 2014	Carrying Amount at December 31, 2014(1)
Prospect Park	N/A	$13,973
______________________________
(1)  For the year ended December 31, 2013, approximately $2 million of the $2.4 million of distributions was an interest reserve funded at closing (classified as restricted cash on the consolidated balance sheet at December 31, 2013). The interest reserve was fully utilized in 2014.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

9. Notes Payable
The following table sets forth information on our notes payable as of December 31, 2014 and 2013:

Description	2014		2013		Interest Rate		Maturity Date
1875 Lawrence(1)	$—		$15,621		30-day LIBOR + 5.35%	(2)	1/1/2016
Holstenplatz	9,125		10,581		3.887%		4/30/2015
Courtyard Kauai Coconut Beach Hotel	38,000		38,000		30-day LIBOR + .95%	(2)	11/9/2015
Florida MOB Portfolio—Gardens Medical Pavilion	13,678		14,040		4.9%		1/1/2018
River Club and the Townhomes at River Club	24,664		25,010		5.26%		5/1/2018
Babcock Self Storage	n/a	(3)	2,182		5.80%		8/30/2018
Lakes of Margate	14,723		14,966		5.49% and 5.92%		1/1/2020
Arbors Harbor Town	25,591		26,000		3.985%		1/1/2019
Alte Jakobstraße	n/a	(3)	8,275		2.3%		12/30/2015
Wimberly	26,685		26,685		30-day LIBOR + 2.28%	(2)	3/1/2023
22 Exchange	19,500		19,500		3.93%		5/5/2023
Parkside(4)	10,828		11,177		5%		6/1/2018
Lakewood Flats	33,500		—		30-day LIBOR + 1.5%	(2)	11/5/2019
	$216,294		$212,037
Notes Payable included with Obligations related to real estate held for sale:
Babcock Self Storage	$2,137	(3)	n/a	(3)	5.80%		8/30/2018
Alte Jakobstraße	6,985	(3)	n/a	(3)	2.3%		12/30/2015
	$9,122
Total notes payable obligations	$225,416
_____________________________
(1) On May 30, 2014, we sold the 1875 Lawrence office building to an unaffiliated third party.  A portion of the proceeds from the sale were used to pay off in full the existing indebtedness associated with the property.
(2) 30-day London Interbank Offer Rate ("LIBOR") was 0.16% at December 31, 2014.

(3)
As of December 31, 2014, Babcock and AJS were classified as real estate held for sale on our consolidated balance sheet. The properties were sold in the first quarter of 2015 and a portion of the sales proceeds for each property were used to pay off the existing indebtedness in full.

(4) Includes approximately $0.6 million of unamortized premium related to debt we assumed at acquisition.
At December 31, 2014, our notes payable balance was $216.3 million, excluding $9.1 million of contractual obligations on real estate held for sale. We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the Courtyard Kauai Coconut Beach Hotel, Wimberly, 22 Exchange and Parkside notes payable. For the year ended December 31, 2014, in connection with the acquisition of Lakewood Flats, we entered into a loan with an unaffiliated third party for $33.5 million. See Note 6, Real Estate and Real Estate-Related Investments, for terms of the note payable related to the acquisition.
On May 30, 2014, we sold 1875 Lawrence to an unaffiliated third party and used a portion of the proceeds from the sale to pay off in full the existing indebtedness of approximately $15.6 million. Interest capitalized for the years ended December 31, 2014, 2013 and 2012 was $0.5 million, $0.3 million and $0.1 million, respectively.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

We are subject to customary affirmative, negative, and financial covenants and representations, warranties and borrowing conditions, all as set forth in our loan agreements, including, among other things, maintaining minimum debt service coverage ratios, loan to value ratios and liquidity. As of December 31, 2014, we believe we were in compliance with the covenants under our loan agreements.
Our debt secured by Courtyard Kauai Coconut Beach Hotel, with a balance of $38 million at December 31, 2014, matures on November 9, 2015. The loan has an 18-month renewal option to extend the term to May 9, 2017. Our debt secured by Holstenplatz and Alte Jakobstraße, with balances of $9.1 million and $7 million at December 31, 2014, respectively, also mature in 2015. We currently expect to pay-off or refinance the loan secured by Holstenplatz by the maturity date of April 30, 2015. We sold the AJS property to an unaffiliated third party on February 21, 2015 and used a portion of the sales proceeds to pay off the existing indebtedness in full. See Note 7, Real Estate Held for Sale.
The following table summarizes our contractual obligations for principal payments as of December 31, 2014:

Year	Amount Due(1)
2015	$49,195
2016	2,448
2017	2,671
2018	47,400
2019	58,346
Thereafter	55,660
Total contractual obligations for principal payments	$215,720
Unamortized premium	574
Total notes payable	$216,294
____________________________________________

(1)
Our debt secured by AJS and Babcock, with balances at December 31, 2014 of $7 million and $2.1 million, respectively, are not included in the table as the investments were classified as held for sale at December 31, 2014 and they were sold on January 8, 2015 and February 21, 2015, respectively. The debt associated with each of the properties was paid in full with proceeds from the disposal of the investments.

10. Leasing Activity
Future minimum base rental payments of our office properties due to us under non-cancelable leases in effect as of December 31, 2014 are as follows:

Year	Amount Due
2015	$2,603
2016	2,449
2017	1,969
2018	1,575
2019	1,126
Thereafter	4,651
Total	$14,373
The schedule above does not include rental payments due to us from our multifamily, hotel, student housing, and self-storage properties, as leases associated with these properties typically are for periods of one year or less. We have excluded AJS, our office building located in Germany, from the schedule above as it was classified as held for sale at December 31, 2014 and sold on February 21, 2015.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

11. Derivative Instruments and Hedging Activities
We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations. The hedging strategy of entering into interest rate caps and swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows. As of December 31, 2014, none of our derivative instruments were designated as hedging instruments. We have two interest rate caps as of December 31, 2014.
Derivative instruments classified as assets were reported at their combined fair values of less than $0.1 million and $0.2 million in prepaid expenses and other assets at December 31, 2014 and 2013, respectively. During the years ended December 31, 2014 and 2013, we recorded reclassifications of unrealized loss to interest expense of less than $0.1 million and $0.1 million, respectively, to adjust the carrying amount of the interest rate caps. The reclassification out of OCI in our statement of equity for the years ended December 31, 2014 and 2013 was due to all derivatives being designated as non-hedging instruments as of January 1, 2013 compared to being designated as hedging instruments as of December 31, 2012.
The following table summarizes the notional values of our derivative financial instruments. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate, or market risks:

Type / Description	Notional Value	Interest Rate / Strike Rate	Index	Maturity
(not designated as hedging instruments)
Interest rate cap - Courtyard Kauai Coconut Beach Hotel	$38,000	3.00%	30-day LIBOR	October 15, 2016
Interest rate cap - Wimberly	26,685	4.56%	30-day LIBOR	March 1, 2018
We renewed the interest rate cap for Courtyard Kauai Coconut Beach Hotel effective October 15, 2014 for a notional amount of $38 million and a maturity date of October 15, 2016. The cap rate will be 3% for the first year ending October 15, 2015 and 5% in the second year ending October 15, 2016.
The table below presents the fair value of our derivative financial instruments, as well as their classification on the consolidated balance sheets as of December 31, 2014 and 2013, respectively:

	Balance Sheet	Asset Derivatives
Derivatives not designated as hedging instruments:	Location	2014	2013

Interest rate derivative contracts	Prepaid expenses and other assets	$28	$174

The table below presents the effect of our derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2014 and 2013:

Derivatives Not Designated as Hedging Instruments
Amount of Loss
Year ended December 31,
2014	2013
$215	$94

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
For the year ended December 31, 2014, we had federal taxable income of $5.5 million as a result of the disposal of 1875 Lawrence. The Company made special cash distributions of $13 million during the year and had remaining federal NOL carryovers of $13.1 million at December 31, 2014. The Company has continued to establish a valuation allowance against its deferred tax assets as the utilization of any deferred tax asset is not at a level of more likely than not that they will be realized prior to their expiration. The Company recorded an income tax benefit of $0.1 million during the year ended December 31, 2014 related to the overpayment of AMT tax for the year ended December 31, 2013. We recorded estimated AMT tax of $0.2 million for the year ended December 31, 2013 as a result of gains recognized on the sale of investments during the year.  The Company recorded no provision for income tax, including AMT, during the year ended December 31, 2014.
We have a TRS which is subject to federal and state income taxes. At December 31, 2014, our TRS had NOL carryforwards of approximately $4.5 million which expire in years 2030 to 2034. Because NOL’s are subject to certain change of ownership, continuity of business, and separate return year limitations, and because it is unlikely the available NOL’s will be utilized or because we consider any amounts possibly utilized to be immaterial, no benefits related to these NOL’s have been recognized in our consolidated financial statements. We have no significant temporary differences or tax credits associated with our TRS.
Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of depreciation, rental revenue, compensation expense, impairment losses and gain from sales of property. As a result of these differences, the tax basis of our fixed assets exceeds the book value by $17.2 million at December 31, 2014.
We and our subsidiaries’ income tax returns are subject to examination by federal, state and local tax jurisdictions for years 2011 through 2014. If a return filed was examined and a substantial error was discovered, the Internal Revenue Service has the right to add additional years to their audit, but will not go back more than six years. Net income tax loss carry forwards and other tax attributes generated in years prior to 2011 are also subject to challenge in any examination of those tax years. The Company and its subsidiaries are not under any notice of audit from any taxing authority at year end 2014. We have reviewed our tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We believe it is more likely than not that the tax positions taken relative to our status as a REIT will be sustained in any tax examination.
Operating Leases
On September 20, 2013, we sold the Original Florida MOB Portfolio. Prior to the sale, our operating leases consisted of ground leases on each of the original eight buildings acquired in connection with the purchase of the Original Florida MOB Portfolio. Each ground lease was for a term of 50 years, with a 25-year extension option. The annual payment for each ground lease increased by 10% every 5 years. As of and for the year ended December 31, 2014, we do not have operating leases. For the years ended December 31, 2013 and 2012, we incurred $0.2 million, and $0.3 million, respectively, in lease expense related to our ground leases which is included in discontinued operations.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

13. Stockholders' Equity
Capitalization
As of December 31, 2014, our authorized capital was 350,000,000 shares of common stock, 50,000,000 shares of preferred stock and 1,000 shares of convertible stock. All shares of such stock have a par value of $.0001 per share.
As of December 31, 2014, we had issued 26.7 million shares of our common stock, including 22,471 shares owned by the Advisor and 2.2 million shares issued through the DRP. As of December 31, 2014, we had redeemed 0.9 million shares of our common stock and had 25.8 million shares of common stock outstanding. As of December 31, 2014, we had 1,000 shares of convertible stock held by an affiliate of Behringer.
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
The terms on which we redeem shares may differ between redemptions upon a stockholder's death, "qualifying disability" (as defined in the share redemption program) or confinement to a long-term care facility (collectively, "Exceptional Redemptions") and all other redemptions ("Ordinary Redemptions"). From April 1, 2012 through May 15, 2014, our board of directors suspended accepting Ordinary Redemptions. On May 15, 2014, our board of directors adopted the Third Amended and Restated Share Redemption Program and reopened the share redemption program for Ordinary Redemptions, to be effective on that date. In addition, for periods beginning on or after May 15, 2014, the cash available for redemptions was increased from $1 million to no more than $10 million in any twelve-month period. The redemption limitations apply to all redemptions, whether Ordinary or Exceptional Redemptions.
Effective November 21, 2014, the per share redemption price for Ordinary Redemptions and Exceptional Redemptions will equal the lesser of 80% and 90%, respectively, of (i) $9.72 (the most recent estimated per share value) and (ii) the average price per share the investor paid for all of his shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) less the Special Distributions (as defined in the share redemption program).
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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

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
Any Ordinary Redemption requests submitted while Ordinary Redemptions were suspended were returned to investors and must be resubmitted. We gave all stockholders notice that we were resuming Ordinary Redemptions, so that all stockholders would have an equal opportunity to submit shares for redemption. Any redemption requests are honored pro rata among all requests received based on funds available and are not honored on a first come, first served basis.
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
On August 8, 2014, our board of directors authorized a special cash distribution of $0.50 per share of common stock payable to our stockholders of record as of September 15, 2014. We did not pay any distributions during the year ended December 31, 2013. Beginning June 2009 through March 2012, the declared daily distribution rate was $0.0013699 per share of common stock, which is equivalent to an annualized distribution rate of 5.0% assuming the share was purchased for $10.00. On March 20, 2012, our board of directors declared a special cash distribution of $0.50 per share of common stock payable to our stockholders of record as of April 3, 2012 and determined to cease regular, monthly distributions.
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
Total distributions paid to stockholders during the year ended December 31, 2014 were $13 million and represented a special cash distribution which was fully funded with proceeds from asset sales. The special cash distribution was paid to stockholders on September 18, 2014. Future distributions declared and paid are expected to be funded with proceeds from asset sales; however, future distributions may exceed cash flow from operating activities or funds from operations until such time as our investments reach stabilization.
14. Related Party Transactions
Advisor
The Advisor and certain of its affiliates may receive fees and compensation in connection with the acquisition, management, and sale of our assets based on the advisory management agreement, as amended and restated.
Fourth Amended and Restated Advisory Management Agreement
From July 5, 2011 through December 31, 2014, the Third Amended and Restated Advisory Management Agreement (the “Third Advisory Agreement”) governed the relationship between us and our Advisor. On June 20, 2014, we entered into the Fourth Amended and Restated Advisory Management Agreement (the “Fourth Advisory Agreement”) with our Advisor to, among other things, revise the acquisition and advisory fees, asset management fee, and the debt financing fee that may be paid to the Advisor and to fix certain expense reimbursement provisions. The Fourth Advisory Agreement was effective as of January 1, 2014. The following discussion reflects the terms of these agreements and the fees and expenses paid or reimbursed to the Advisor thereunder since January 1, 2013.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

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
The Advisor was required to reimburse us to the extent that the total amount spent on organization and offering expenses (other than selling commissions and the dealer manager fee) in the Offerings exceeded 1.5% of the gross proceeds raised in the primary component of the Offerings. Based on the gross proceeds from our Offerings which ended in April 2012, we recorded a receivable from the Advisor for approximately $3.8 million of organization and offering expenses that were previously reimbursed to the Advisor. The receivable of $3.8 million was presented net of other payables of $0.5 million to the Advisor on our consolidated balance sheet as of December 31, 2012. We received payment of $3.8 million from the Advisor for this receivable in March 2013.
The Advisor or its affiliates receive acquisition and advisory fees of 1.5% of the amount paid in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets. In addition, the Advisor and its affiliates will also receive acquisition and advisory fees of 1.5% of the funds advanced in respect of a loan investment. Before January 1, 2014, this rate was 2.5%. We incurred acquisition and advisory fees payable to the Advisor of $1 million, $2.3 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. We had one acquisition in each of the years ended December 31, 2014 and 2012. During the year ended December 31, 2013, we made four separate real estate acquisitions, one of which was a loan investment.
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
In addition, the Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent that they are dedicated to making investments for us, such as wages and benefits of the investment personnel. The Advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the Advisor or its affiliates incur that are due to third parties or related to the additional services provided by the Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. For the years ended December 31, 2014, 2013 and 2012, we incurred acquisition expense reimbursements of $0.2 million, $0.2 million and less than $0.1 million, respectively.
Beginning January 1, 2014, we pay the Advisor or its affiliates a debt financing fee of 0.5% of the amount available under any loan or line of credit made available to us and will pay directly all third party costs associated with obtaining the debt financing. Before January 1, 2014, we paid the Advisor a debt financing fee of 1%. We incurred debt financing fees of $0.2 million, $0.5 million, and $0.3 million, for the years ended December 31, 2014, 2013 and 2012, respectively.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

We pay the Advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable to us. We incurred no such fees for the years ended December 31, 2014, 2013 or 2012.
Prior to January 1, 2014, we paid the Advisor or its affiliates a monthly asset management fee of one-twelfth of 1.0% of the sum of the higher of the cost or value of each asset. Pursuant to the Fourth Advisory Agreement, we pay the Advisor or its affiliates a monthly asset management fee which, effective January 1, 2014, was reduced to one-twelfth of 0.7% of the value of each asset. The value of our assets will be the value as determined in connection with the establishment and publication of an estimated value per share unless the asset was acquired after our publication of an estimated value per share (in which case the value of the asset will be the contract purchase price of the asset). In addition, pursuant to the Fourth Advisory Agreement, the Advisor agreed to waive asset management fees previously accrued during the period from August 2013 to December 2013 of $0.3 million. Therefore, we reversed this accrual in the second quarter of 2014. For the years ended December 31, 2014, 2013 and 2012, we expensed $2.2 million, $3.4 million and $3 million, respectively, of asset management fees. Amounts include asset management fees related to our disposed properties.
Under the Fourth Advisory Agreement, beginning January 1, 2014, instead of reimbursing the Advisor for specific expenses paid or incurred in connection with providing services to us, we will pay the Advisor an administrative services fee based on a budget of expenses prepared by the Advisor. The administrative services fee is intended to reimburse for all costs associated with providing services to us under the Fourth Advisory Agreement. The administrative services fee is $1,775,000 per calendar year, payable in four equal quarterly installments within 45 days of the end of each calendar quarter beginning with calendar year 2014. Before the effective date of the Fourth Advisory Agreement, we reimbursed the Advisor or its affiliates for all expenses paid or incurred by them in connection with the services they provided us, subject to certain limitations. For the years ended December 31, 2014, 2013 and 2012, we incurred and expensed such costs for administrative services of $1,775,000, $1,751,000 and $1,574,000, respectively.
Notwithstanding the fees and cost reimbursements described above, under our charter we may not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2014, our total operating expenses (including the asset management fee) were not excessive.
Property Manager
We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity II Management Services, LLC (“BHO II Management”), or its affiliates, fees for the management, leasing, and construction supervision of our properties.  Before January 1, 2014, property management fees were 4.5% of the gross revenues of the properties managed by BHO II Management or its affiliates, plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  Effective January 1, 2014, we entered into the First Amendment to the Amended and Restated Property Management and Leasing Agreement, which reduced the property management fee paid to 4.0% of gross revenues of the properties managed by BHO II Management or its affiliates. In the event that we contract directly with a third-party property manager in respect of a property, BHO II Management or its affiliates receives an oversight fee equal to 0.5% of the gross revenues of the property managed.  In no event will BHO II Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay BHO II Management directly for its services, we will pay BHO II Management a management fee or oversight fee, as applicable, based only on our economic interest in the property.  We incurred and expensed property management fees or oversight fees to BHO II Management of approximately $0.6 million, $0.9 million and $1.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
We pay the Advisor or its affiliates a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We incurred construction management fees of $0.1 million for the years ended December 31, 2014 and 2013. We incurred no construction management fees for the year ended December 31, 2012.

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
Dealer Manager
Pursuant to a dealer manager agreement, we engaged Behringer Securities LP ("Behringer Securities"), a subsidiary of Behringer, to act as our dealer manager in connection with our Offerings. Behringer Securities received commissions of up to 7% of gross primary offering proceeds. Behringer Securities reallowed 100% of selling commissions earned to participating broker-dealers. In addition, we paid Behringer Securities a dealer manager fee of up to 2.5% of gross offering proceeds. Pursuant to separately negotiated agreements, Behringer Securities reallowed a portion of its dealer manager fee in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in our Offerings. No selling commissions, dealer manager fees or organization and offering expenses were paid for sales under the DRP. We terminated the primary portion of the Follow-On Offering effective March 15, 2012 and the DRP portion of the Follow-On Offering effective April 3, 2012. For the year ended December 31, 2012, Behringer Securities earned selling commissions and dealer manager fees of $0.4 million and $0.2 million, respectively, which were recorded as a reduction to additional paid-in capital.
15. Supplemental Cash Flow Information
Supplemental cash flow information is summarized below:

	Twelve Months ended December 31,
	2014	2013	2012
Interest paid, net of amounts capitalized	$7,443	$7,765	$13,049
Income tax paid, net of overpayment	29	—	—
Non-cash investing activities and financing activities:
Capital expenditures for real estate in accounts payable	—	20	17
Capital expenditures for real estate in accrued liabilities	237	539	864
Assumed debt on acquisition of real estate investment	—	11,306	—
Assumed debt on disposition of real estate investment	—	17,983	—
Common stock issued in distribution reinvestment plan	—	—	2,790
Accrued distributions to noncontrolling interest	19	20	—

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

16. Discontinued Operations
Effective as of April 1, 2014, we adopted the revised guidance for discontinued operations as further discussed in Note 3, New Accounting Pronouncements. For sales of real estate or assets classified as held for sale after April 1, 2014, we will evaluate whether the disposal transaction meets the criteria of a strategic shift and will have a major effect on our operations and financial results to determine if the results of operations and gains on sale of real estate will be presented as part of our continuing operations or as discontinued operations in our consolidated statements of operations. If the disposal represents a strategic shift, it will be classified as discontinued operations for all periods presented; if not, it will be presented in continuing operations. Any sales of real estate prior to April 1, 2014 that were reported in discontinued operations in prior reporting periods will continue to be reported as discontinued operations.
The following table summarizes the disposition of our properties during 2012 and 2013 (in millions):

Property Name	Date of Disposition	Contract Sales Price
Palms of Monterrey	January 5, 2012	$39.3
Parrot’s Landing	October 31, 2012	$56.3
Interchange Business Center(1)	October 18, 2012	$7.5
Interchange Business Center(1)	April 12, 2013	$40.4
Original Florida MOB Portfolio(2)	September 20, 2013	$63.0
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
On May 30, 2014, we sold our 1875 Lawrence office building. The disposal of the 1875 Lawrence property does not represent a strategic shift, therefore it is presented in continuing operations in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012. See Note 6, Real Estate and Real Estate-Related Investments, for further details.
We have classified the results of operations for the Palms of Monterey, Parrot's Landing, the Interchange Business Center and the Original Florida MOB Portfolio into discontinued operations in the accompanying consolidated statements of operations. The following table summarizes the income from discontinued operations for the years ended December 31, 2013 and 2012 (in thousands):

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

	Years ended December 31,
	2013	2012
Rental revenue	$8,637	$17,655

Expenses
Property operating expenses	4,141	7,716
Interest expense	983	6,824
Real estate taxes	597	2,216
Property management fees	401	727
Asset management fees	50	185
Depreciation and amortization	2,603	5,442
Total expenses	8,775	23,110

Loss on early extinguishment of debt(1)	(265)	(1,906)
Interest income, net	4	15
Loss from discontinued operations	(399)	(7,346)

Gain on sale of real estate	31,558	29,358
Income from discontinued operations	31,159	22,012
Income attributable to noncontrolling interests	(5,454)	(8,352)
Income from discontinued operations attributable to the Company	$25,705	$13,660

Capital expenditures	$1,250	$178
______________________________________

(1)
Loss on early extinguishment of debt for the years ended December 31, 2013 and 2012 were approximately $0.3 million and $1.9 million, respectively, and were comprised of the write-off of deferred financing fees of $0.1 million and $1 million and early termination fees of $0.2 million and $0.9 million, respectively.

Changes in operating and investing noncash items related to discontinued operations were not significant for the years ended December 31, 2013 and 2012.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

17. Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2014 and 2013 ($ in thousands, except per share amounts):

	2014 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$12,245	$12,027	$11,357	$12,968
Income (loss) from continuing operations(1)	$(2,849)	$9,025	$(2,644)	$(3,866)
Add: Net (income)/loss attributable to noncontrolling interest	(35)	159	154	53
Net income (loss) attributable to common shareholders	$(2,884)	$9,184	$(2,490)	$(3,813)
Basic and diluted weighted average shares outstanding	26,011	25,993	25,935	25,836
Basic and diluted income (loss) per share	$(0.11)	$0.35	$(0.10)	$(0.14)

	2013 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$9,469	$10,493	$11,596	$11,831
Loss from continuing operations	$(4,404)	$(4,719)	$(4,602)	$(3,828)
Income (loss) from discontinued operations, including gains on dispositions(2)	(110)	14,292	16,952	25
Add: Net (income)/loss attributable to noncontrolling interest	182	(3,559)	(1,510)	10
Net income (loss) attributable to common shareholders	$(4,332)	$6,014	$10,840	$(3,793)
Basic and diluted weighted average shares outstanding	26,054	26,039	26,032	26,017
Basic and diluted income (loss) per share	$(0.17)	$0.23	$0.42	$(0.14)
__________________________________________

(1)
Income from continuing operations for the quarter ended June 30, 2014 includes an $11.5 million gain on the sale of our 1875 Lawrence property. See Note 6, Real Estate and Real Estate-Related Investments.

(2)
The results of operations and gain on sales for the properties sold in 2013 have been reclassified and reported in discontinued operations for the year ended December 31, 2013. We recorded gain on sales of approximately $14.5 million and $17.1 million in the second and third quarters of 2013, respectively.

18. Subsequent Events
Real Estate Asset Dispositions
On January 8, 2015, we sold our Babcock property for a contract sales price of approximately $5.4 million. A portion of the proceeds from the sale were used to pay off in full the existing indebtedness of $2.1 million associated with the property. Babcock is classified as held for sale on our consolidated balance sheet as of December 31, 2014.
On February 21, 2015, we sold AJS located in Berlin Germany, for a contract sales price of approximately €12.4 million or approximately $14.1 million based on the exchange rate in effect on February 21, 2015.  A portion of the proceeds from the sale were used to fully satisfy the existing indebtedness associated with the property of approximately €5.7 million or approximately $6.5 million based on the exchange rate in effect on February 21, 2015. AJS is classified as held for sale on our consolidated balance sheet as of December 31, 2014.
The Company does not view the disposals of Babcock and AJS as a strategic shift, therefore the results of operations for the two investments are presented in continuing operations in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

Special Distribution
On March 18, 2015, our board of directors authorized a special cash distribution of $25.7 million, or $1.00 per share of common stock, payable to stockholders of record as of March 30, 2015. The special cash distribution, which represents a portion of proceeds from asset sales, is to be paid on or about March 31, 2015.
Share Redemption Program
On March 18, 2015, our board of directors approved redemptions for the first quarter of 2015 totaling 69,365 shares with an aggregate redemption payment of approximately $0.5 million. In addition, effective March 30, 2015, the price at which we redeem shares under our share redemption program will change as a result of the adjustment to our estimated value per share to reflect the payment of the special cash distribution to stockholders of record as of March 30, 2015.  See  Part II, Item 5, “Share Redemption Program” included in this Annual Report on Form 10-K for a full description of the price at which we redeem shares under our share redemption program.

*****

Behringer Harvard Opportunity REIT II, Inc.
Valuation and Qualifying Accounts and Reserves
Schedule II
December 31, 2014, 2013 and 2012
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
As of December 31, 2014
Allowance for doubtful accounts	$46	$304	$—	$348	$2
As of December 31, 2013
Allowance for doubtful accounts	44	313	—	311	46
As of December 31, 2012
Allowance for doubtful accounts	29	391	—	376	44

Behringer Harvard Opportunity REIT II, Inc.
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014
(in thousands)

			Initial cost
Property Name	Location	Encumbrances	Land and Improvements		Building and Improvements		Cost capitalized subsequent to acquisition	Gross amount carried at close of period	Accumulated Depreciation		Year of Construction	Date Acquired	Depreciable Life
Holstenplatz	Hamburg, Germany	$9,125	$2,867	(1)	$9,363	(1)	$(162)	$12,068	$1,792	(1)	1998	6/30/2010	(2)
Gardens Medical Pavilion	Palm Beach Gardens, Florida	13,678	5,675		13,158		3,655	22,488	3,031		1995	10/20/2010	(2)
Courtyard Kauai Coconut Beach Hotel	Kauai, Hawaii	38,000	11,801		20,948		10,219	42,968	4,023		1977	10/20/2010	(3)
River Club and the Townhomes at River Club	Athens, Georgia	24,664	6,639		24,789		1,509	32,937	5,112		1996 & 1989	4/25/2011	(2)
Lakes of Margate	Margate, Florida	14,723	9,776		13,061		3,940	26,777	2,794		1987	10/19/2011	(2)
Arbors Harbor Town	Memphis, Tennessee	25,591	5,413		24,713		2,615	32,741	3,781		1991	12/20/2011	(2)
Wimberly at Deerwood	Jacksonville, Florida	26,685	5,473		28,089		2,976	36,538	2,534		2000	2/19/2013	(2)
22 Exchange	Akron, Ohio	19,500	2,380		24,786		1,846	29,012	1,769		2010	4/16/2013	(2)
Parkside Apartments	Sugarland, Texas	10,828	3,143		18,148		807	22,098	1,050		1998	8/8/2013	(2)
Lakewood Flats	Dallas, Texas	33,500	8,196		49,703		7	57,906	349		2013	10/10/2014	(2)
Sub-total		216,294	61,363		226,758		27,412	315,533	26,235

Real Estate Held for Sale:
Babcock Self Storage	San Antonio, Texas	2,137	1,047		2,453		56	3,556	383		2000	8/30/2011
Alte Jakobstraße	Berlin, Germany	6,985	2,367	(1)	8,523	(1)	(336)	10,554	951	(1)	1997	4/5/2012
Total real estate held for sale		9,122	3,414		10,976		(280)	14,110	1,334
Totals		$225,416	$64,777		$237,734		$27,132	$329,643	$27,569
__________________

(1)	Includes gain/(loss) on currency translation.

(2)	Buildings are 25 years

(3)	Hotels are 39 years

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	2014	2013	2012
Real Estate:
Balance at beginning of period	$308,808	$294,054	$317,395
Acquisitions	57,899	82,019	10,890
Improvements(1)	4,477	8,227	12,365
Disposals/written-off	(19)	(75)	—
Reclassification(2)	(689)	(254)	(1,406)
Cost of real estate sold	(40,833)	(75,163)	(45,190)
Balance at end of the period(3)	$329,643	$308,808	$294,054
Accumulated depreciation:
Balance at beginning of period	$23,779	$19,921	$11,489
Depreciation expense	11,077	11,855	11,227
Disposals/written-off	(7,287)	(7,997)	(2,795)
Balance at end of the period(3)	$27,569	$23,779	$19,921
_______________________________________________________________________________

(1)
For the year ended December 31, 2014 includes foreign currency translation loss of $3 million. For the years ended December 31, 2013 and 2012, includes foreign currency translation gains $1 million and $0.3 million, respectively.

(2)	For the years ended December 31, 2014, 2013 and 2012, includes reclassification from improvements to furniture, fixtures and equipment of $0.7 million, $0.3 million and $1.4 million, respectively.

(3)	For the year ended December 31, 2014, includes Alte Jakobstraße and Babcock Self Storage which were classified as held for sale in our consolidated balance sheet.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Form 10-Q on November 14, 2012)
3.2	Second Amended and Restated Bylaws, as amended by Amendment No. 1 (incorporated by reference to Exhibit 3.2 to Form 10-Q filed on November 13, 2013)
4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 28, 2013)

10.1*	Purchase Agreement, dated October 8, 2014, between WGS Lakewood MF VI LP, as Seller, and 7425 La Vista, LLC, as Buyer
10.2*	Loan Agreement, dated October 10, 2014, by and between 7425 La Vista, LLC, as Borrower, and The Prudential Insurance Company of America, as Lender
10.3
Fourth Amended and Restated Advisory Management Agreement by and between Behringer Harvard Opportunity REIT II, Inc. and Behringer Harvard Opportunity Advisors II, LLC, dated June 6, 2014, effective as of January 1, 2014 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 12, 2014)

10.4
First Amendment to Amended and Restated Property Management and Leasing Agreement by and between Behringer Harvard Opportunity REIT II, Inc. and Behringer Harvard Opportunity Advisors II, LLC, dated June 6, 2014, effective as of January 1, 2014 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 12, 2014)

10.5
Purchase Agreement between Behringer Harvard 1875 Lawrence, LLC, as seller, and Bridge Acquisitions and Dispositions, LLC, as purchaser, dated May 1, 2014 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed August 12, 2014)

10.6
Reinstatement and First Amendment to Purchase Agreement by and between Behringer Harvard 1875 Lawrence, LLC, as seller, and Bridge Acquisitions and Dispositions, LLC, as purchaser, dated May 16, 2014 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed August 12, 2014)

10.7
Reinstatement and First Amendment to Purchase and Sale Agreement by and between TIAA Realty, LLC, as seller, and Behringer Harvard Opportunity OP II LP, as purchaser, dated January 7, 2014 (incorporated by reference to Exhibit 10.8 to Form 10-K filed on March 26, 2014)

10.8
Reinstatement and Second Amendment to Purchase and Sale Agreement by and between TIAA Realty, LLC, as seller, and Behringer Harvard Opportunity OP II LP, as purchaser, dated January 27, 2014 (incorporated by reference to Exhibit 10.9 to Form 10-K filed on March 26, 2014)

99.1
Third Amended and Restated Share Redemption Program of Behringer Harvard Opportunity REIT II, Inc. adopted as of May 15, 2014 (incorporated by reference to Exhibit 99.2 to Form 8-K filed on May 16, 2014)

21.1*	List of Subsidiaries
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
101*
The following financial statements from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 20, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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