Form 10-Q
period 2015-03-31
Behringer Harvard Opportunity REIT II, Inc.
filed 2015-05-08
CIK 1387061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Yes ☐ No ☒

As of April 30, 2015, Behringer Harvard Opportunity REIT II, Inc. had 25,691,443 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.
FORM 10-Q
Quarter Ended March 31, 2015

PART I
FINANCIAL INFORMATION
Item 1.                 Financial Statements.
Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except shares)
(unaudited)

	March 31, 2015	December 31, 2014
Assets
Real estate
Land and improvements, net	$59,893	$60,374
Buildings and improvements, net	225,360	228,650
Real estate under development	328	274
Total real estate	285,581	289,298
Assets associated with real estate held for sale	—	12,951
Cash and cash equivalents	56,410	72,949
Restricted cash	3,814	4,199
Accounts receivable, net	2,353	2,208
Prepaid expenses and other assets	1,117	1,402
Investment in unconsolidated joint venture	14,098	13,973
Furniture, fixtures and equipment, net	7,740	8,244
Deferred financing fees, net	2,386	2,617
Lease intangibles, net	974	1,850
Total assets	$374,473	$409,691
Liabilities and Equity
Notes payable	$214,829	$216,294
Accounts payable	449	702
Payables to related parties	513	466
Acquired below-market leases, net	168	210
Distributions payable to noncontrolling interest	19	19
Income taxes payable	2,118	—
Accrued and other liabilities	6,812	6,232
Obligations associated with real estate held for sale	—	9,212
Total liabilities	224,908	233,135

Commitments and contingencies	—	—

Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 25,732,304 and 25,801,669 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	3	3
Additional paid-in capital	230,742	231,240
Accumulated distributions and net loss	(88,382)	(62,477)
Accumulated other comprehensive income	(419)	(246)
Total Behringer Harvard Opportunity REIT II, Inc. equity	141,944	168,520
Noncontrolling interest	7,621	8,036
Total equity	149,565	176,556
Total liabilities and equity	$374,473	$409,691
See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues
Rental revenue	$8,486	$7,881
Hotel revenue	4,828	4,364
Total revenues	13,314	12,245
Expenses
Property operating expenses	2,897	2,724
Hotel operating expenses	3,158	3,022
Interest expense, net	1,821	2,063
Real estate taxes	1,584	1,413
Property management fees	446	427
Asset management fees	725	970
General and administrative	921	859
Depreciation and amortization	4,453	3,662
Total expenses	16,005	15,140
Interest income, net	50	46
Loss on early extinguishment of debt	(119)	—
Other loss	(39)	—
Loss before gain on sale of real estate and income tax expense	(2,799)	(2,849)
Gain on sale of real estate	5,320	—
Income tax expense	(2,183)	—
Net income (loss)	338	(2,849)
Net income attributable to the noncontrolling interest	(511)	(35)
Net loss attributable to the Company	$(173)	$(2,884)
Weighted average shares outstanding:
Basic and diluted	25,776	26,011
Basic and diluted loss per share	$(0.01)	$(0.11)
Distributions declared per common share	$1.00	$—
Comprehensive income (loss):
Net income (loss)	$338	$(2,849)
Other comprehensive income (loss):
Reclassification of unrealized loss on interest rate derivatives to net income	—	17
Reclassification of unrealized loss on currency translation to net income	596	—
Foreign currency translation gain (loss)	(769)	27
Total other comprehensive income (loss)	(173)	44
Comprehensive income (loss)	165	(2,805)
Comprehensive income attributable to noncontrolling interest	(511)	(38)
Comprehensive loss attributable to the Company	$(346)	$(2,843)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Convertible Stock		Common Stock			Accumulated Distributions and Net Income(Loss)	Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital			Noncontrolling Interest	Total Equity
Balance at January 1, 2014	1	$—	26,016	$3	$232,903	$(49,520)	$498	$8,905	$192,789
Net income (loss)						(2,884)		35	(2,849)
Redemption of common stock			(14)		(117)				(117)
Distributions to noncontrolling interest								(259)	(259)
Other comprehensive income:
Reclassification of unrealized loss on interest rate derivatives to net income							14	3	17
Foreign currency translation gain							27		27
Balance at March 31, 2014	1	$—	26,002	$3	$232,786	$(52,404)	$539	$8,684	$189,608

Balance at January 1, 2015	1	$—	25,802	$3	$231,240	$(62,477)	$(246)	$8,036	$176,556
Net income (loss)						(173)		511	338
Redemption of common stock			(70)		(498)				(498)
Distributions declared on common stock						(25,732)			(25,732)
Contributions from noncontrolling interest								62	62
Distributions to noncontrolling interest								(988)	(988)
Other comprehensive income:
Reclassification of unrealized loss on currency translation to net income							596		596
Foreign currency translation loss							(769)		(769)
Balance at March 31, 2015	1	$—	25,732	$3	$230,742	$(88,382)	$(419)	$7,621	$149,565

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$338	$(2,849)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	4,389	3,634
Amortization of deferred financing fees	187	221
Gain on sale of real estate	(5,320)	—
Loss on early extinguishment of debt	119	—
Loss on derivatives	15	56
Change in operating assets and liabilities:
Accounts receivable	507	330
Prepaid expenses and other assets	269	(120)
Accounts payable	(252)	201
Income taxes payable	2,223	—
Accrued and other liabilities	(6)	(1,165)
Payables to related parties	47	423
Addition of lease intangibles	(6)	(20)
Cash provided by operating activities	2,510	711
Cash flows from investing activities:
Acquisition deposits reimbursed	—	500
Investment in unconsolidated joint venture	(125)	(127)
Proceeds from sale of real estate	18,244	—
Additions of property and equipment	(640)	(2,307)
Change in restricted cash	385	387
Cash provided by (used in) investing activities	17,864	(1,547)
Cash flows from financing activities:
Financing costs	(106)	—
Payments on notes payable	(9,086)	(529)
Redemptions of common stock	(498)	(117)
Distributions paid on common stock	(25,732)	—
Contributions from noncontrolling interest holders	62	—
Distributions to noncontrolling interest holders	(988)	(223)
Cash used in financing activities	(36,348)	(869)
Effect of exchange rate changes on cash and cash equivalents	(565)	32
Net change in cash and cash equivalents	(16,539)	(1,673)
Cash and cash equivalents at beginning of period	72,949	94,877
Cash and cash equivalents at end of period	$56,410	$93,204
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
We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  We have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality and multifamily.  We have purchased existing, income-producing properties and newly-constructed properties. We have also invested in a mortgage loan and a mezzanine loan. We are not actively seeking to purchase additional assets at this time, but may invest capital in our current assets in order to position them for sale in the normal course of business. We intend to hold the various real properties in which we have invested until such time as our Advisor determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. As of March 31, 2015, we had 11 real estate investments, 10 of which were consolidated into our condensed consolidated financial statements (two wholly owned and eight properties consolidated through investments in joint ventures). We sold Babcock Self Storage (“Babcock”) and Alte Jakobstraße (“AJS”) on January 8, 2015 and February 21, 2015, respectively.
Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware (“Behringer Harvard Opportunity OP II”).  As of March 31, 2015, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in Behringer Harvard Opportunity OP II as its sole general partner.  As of March 31, 2015, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of Behringer Harvard Opportunity OP II and owned the remaining 99.9% interest in Behringer Harvard Opportunity OP II.
We are externally managed and advised by Behringer Harvard Opportunity Advisors II, LLC (the “Advisor”).  The Advisor is responsible for managing our day-to-day affairs and for identifying and making investments on our behalf.
Organization
In connection with our initial capitalization, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer Harvard Holdings, LLC (“Behringer”) on January 19, 2007.  Behringer transferred its shares of convertible stock to one of its affiliates on April 2, 2010.
As of March 31, 2015, we had issued 26.7 million shares of our common stock, including 22,471 shares owned by Behringer and 2.2 million shares issued through the distribution reinvestment plan.  As of March 31, 2015, we had redeemed 1 million shares of our common stock and had 25.7 million shares of common stock outstanding.  As of March 31, 2015, we had 1,000 shares of convertible stock outstanding held by an affiliate of Behringer.
Our common stock is not currently listed on a national securities exchange.  The timing of a liquidity event will depend upon then prevailing market conditions. We currently intend to consider the process of disposing assets, liquidating, and distributing the net proceeds to our stockholders no later than six years after the termination of our initial public offering of common stock, which occurred on July 3, 2011.  Economic or market conditions may, however, result in different holding periods for different assets. If we do not begin an orderly liquidation, we may seek to have our shares listed on a national securities exchange or seek alternative liquidation opportunities.

2.                     Interim Unaudited Financial Information
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 20, 2015.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheet as of March 31, 2015, the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2015 and 2014 and condensed consolidated statements of equity and cash flows for the three months ended March 31, 2015 and 2014 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our condensed consolidated financial position as of March 31, 2015 and December 31, 2014 and our condensed consolidated results of operations and cash flows for the periods ended March 31, 2015 and 2014.  Such adjustments are of a normal recurring nature.
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
Anticipated amortization expense associated with the acquired lease intangibles for each of the following five years as of March 31, 2015 is as follows:

Year	Lease / Other Intangibles
April 1, 2015 - December 31, 2015	$326
2016	85
2017	51
2018	16
2019	7

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of March 31, 2015 and December 31, 2014, accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

March 31, 2015	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost	$252,114	$62,159	$3,914	$(418)
Less: depreciation and amortization	(26,754)	(2,266)	(2,940)	250
Net	$225,360	$59,893	$974	$(168)

December 31, 2014	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost(1)	$252,812	$62,447	$4,551	$(469)
Less: depreciation and amortization(1)	(24,162)	(2,073)	(2,701)	259
Net	$228,650	$60,374	$1,850	$(210)
______________________________________________

(1)
Excludes Babcock and AJS which were classified as held for sale as of December 31, 2014. These two properties sold on January 8, 2015 and February 21, 2015, respectively. Net book values included in assets associated with real estate held for sale in the consolidated balance sheet were buildings and improvements of $9.6 million, land and improvements of $3.2 million, lease intangibles of $0.2 million and acquired below-market leases of less than $0.1 million. See Note 8, Real Estate Held for Sale.

Real Estate Held for Sale and Discontinued Operations
We classify properties as held for sale when certain criteria are met, in accordance with GAAP.  At that time we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property.  Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell.  During the fourth quarter of 2014, we entered into Purchase and Sale Agreements (“PSA”) for Babcock, a self storage facility in Texas, and AJS, one of our two office buildings located in Germany, and classified Babcock and AJS as real estate held for sale in our consolidated balance sheet at December 31, 2014. We sold Babcock on January 8, 2015 and AJS on February 21, 2015. We had no assets classified as held for sale at March 31, 2015.
Effective as of April 1, 2014, we adopted the revised guidance in Accounting Standards Update No. 2014-08 regarding discontinued operations. For sales of real estate or assets classified as held for sale after April 1, 2014, we will evaluate whether a disposal transaction meets the criteria of a strategic shift and will have a major effect on our operations and financial results to determine if the results of operations and gains on sale of real estate will be presented as part of our continuing operations or as discontinued operations in our consolidated statements of operations. If the disposal represents a strategic shift, it will be classified as discontinued operations for all periods presented; if not, it will be presented in continuing operations.
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
We believe the carrying value of our operating real estate is currently recoverable.  Accordingly, there were no impairment charges for the three months ended March 31, 2015 and 2014.  However, if market conditions worsen unexpectedly or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.
Investment in Unconsolidated Joint Venture
We provide funding to third-party developers for the acquisition, development and construction of real estate (“ADC Arrangement”).  Under the ADC Arrangement, we may participate in the residual profits of the project through the sale or refinancing of the property.  We evaluate this arrangement to determine if it has characteristics similar to a loan or if the characteristics are more similar to a joint venture or partnership such as participating in the risks and rewards of the project as an owner or an investment partner.  When we determine that the characteristics are more similar to a jointly-owned investment or partnership, we account for the arrangement as an investment in an unconsolidated joint venture under the equity method of accounting or a direct investment (consolidated basis of accounting) instead of applying loan accounting. The ADC Arrangement is reassessed at each reporting period. See Note 9, Investment in Unconsolidated Joint Venture, for further discussion.
Revenue Recognition
We recognize rental income generated from leases of our operating properties on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Straight-line rent was income of less than $0.1 million recognized in rental revenues for the three months ended March 31, 2015. Straight-line rent was a charge of less than $0.1 million recognized in rental revenues for the three months ended March 31, 2014. Leases associated with our multifamily, student housing, and hotel assets are generally short-term in nature, and thus have no straight-line rent. Net below-market lease amortization was income of less than $0.1 million recognized in rental revenues for the three months ended March 31, 2015. Net above-market lease amortization was a charge of less than $0.1 million recognized in rental revenues for the three months ended March 31, 2014.
Hotel revenue is derived from the operations of the Courtyard Kauai Coconut Beach Hotel and consists primarily of guest room, food and beverage, and other ancillary revenues such as laundry and parking. Hotel revenue is recognized as the services are rendered.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accounts Receivable
Accounts receivable primarily consist of receivables related to our consolidated properties of $2.4 million and $2.2 million as of March 31, 2015 and December 31, 2014, respectively, and included straight-line rental revenue receivables of $0.4 million and $0.6 million as of March 31, 2015 and December 31, 2014, respectively.
Furniture, Fixtures, and Equipment
Furniture, fixtures, and equipment are recorded at cost and are depreciated according to the Company’s capitalization policy which uses the straight-line method over their estimated useful lives of five to seven years.  Maintenance and repairs are charged to operations as incurred.  Accumulated depreciation associated with our furniture, fixtures, and equipment was $7 million and $6.4 million as of March 31, 2015 and December 31, 2014, respectively.
Deferred Financing Fees
Deferred financing fees are recorded at cost and are amortized to interest expense of our notes payable using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $2.2 million as of March 31, 2015 and December 31, 2014.
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
The Company recorded a provision for income tax of approximately $2.2 million for the first quarter of 2015 as a result of foreign income tax related to the sale of AJS located in Berlin, Germany. The foreign income tax was calculated on gains recognized at the exchange rate in effect on the sale date of February 21, 2015 and calculated using current tax rates.
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
Foreign Currency Translation
For our international investments where the functional currency is other than the U.S. dollar, assets and liabilities are translated using period-end exchange rates, while the statement of operations amounts are translated using the average exchange rates for the respective period. Gains and losses resulting from the change in exchange rates from period to period are reported separately as a component of other comprehensive income (loss) (“OCI”) as a separate component. Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations and comprehensive income (loss).
The Euro is the functional currency for the operations of Holstenplatz and AJS. We also maintain a Euro-denominated bank account that is translated into U.S. dollars at the current exchange rate at each reporting period. For the three months ended March 31, 2015, the foreign currency translation adjustment was a loss of $0.8 million. For the three months ended March 31, 2014, the foreign currency translation adjustment was a gain of less than $0.1 million.
Effective as of January 1, 2015, we adopted the revised guidance regarding cumulative translation adjustment (“CTA”) as further discussed in Note 4, New Accounting Pronouncements. When the Company has substantially liquidated its investment in a foreign entity, the CTA balance is required to be released into earnings. During the first quarter of 2015, we recognized a CTA of approximately $0.6 million as a reduction to the gain on sale of our AJS office building which we sold on February 21,

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2015. Our wholly owned investment in the Holstenplatz office building, located in Hamburg, Germany, is our only remaining foreign operation at March 31, 2015.
Concentration of Credit Risk
At March 31, 2015 and December 31, 2014, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.
Geographic and Asset Type Concentration
Our investments in target assets may at times be concentrated in certain asset types that are subject to higher risk of foreclosure, or secured by assets concentrated in a limited number of geographic locations. For the three months ended March 31, 2015, excluding Babcock and AJS sold in 2015, 37% and 19% of our total revenues were derived from our properties located in Hawaii and Florida, respectively. Additionally, excluding Babcock and AJS, 41%, 37% and 16% of our total revenues for the three months ended March 31, 2015 were from our multifamily, hotel, and student housing investments, respectively. To the extent that our portfolio is concentrated in limited geographic regions or types of assets, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to fund our operations.
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
Earnings per Share
Net loss per share is calculated based on the weighted average number of common shares outstanding during each period.  The weighted average shares outstanding used to calculate both basic and diluted loss per share were the same for the three months ended March 31, 2015 and 2014, as there were no potentially dilutive securities outstanding.
Subsequent Events
We have evaluated subsequent events for recognition or disclosure in our condensed consolidated financial statements.

4.                 New Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-05 (“ASU 2013-05”), Foreign Currency Matters, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.  ASU 2013-05 specifies that a CTA should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings when the investment is sold. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. ASU 2013-05 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years beginning after December 15, 2014, and interim and annual periods thereafter. ASU 2013-05 should be applied prospectively to derecognition events occurring after the effective date. Early adoption is permitted. The Company adopted ASU 2013-05 effective January 1, 2015. On February 21, 2015, we sold AJS, located in Berlin, Germany.  We recorded a gain on sale of real estate property of approximately $3.3 million which is net of a CTA of approximately $0.6 million.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In May 2014, the FASB issued an update (“ASU 2014-09”) to ASC Topic 606, Revenue from Contracts with Customers.  ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.  ASU 2014-09 was effective for interim and annual reporting periods beginning after December 15, 2016 for public companies. For nonpublic entities, the updated guidance was effective for annual reporting periods beginning after December 15, 2017 and for interim periods within annual periods beginning after December 15, 2018. In April 2015, the FASB tentatively decided to defer for one year the effective date of the new revenue standard for public and nonpublic entities reporting under U.S. GAAP. Either full retrospective adoption or modified retrospective adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.
In February 2015, the FASB issued an update (“ASU 2015-02”) to ASC Topic 810, Amendments to the Consolidation Analysis, which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments in ASU 2015-02 are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.

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
We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

March 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$13	$—	$13

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$28	$—	$28
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
As of March 31, 2015 and December 31, 2014, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable to noncontrolling interests were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.  The notes payable of $214.8 million as of March 31, 2015 and $216.3 million, excluding $9.1 million of contractual obligations on real estate held for sale as of December 31, 2014, have a fair value of approximately $216.7 million and $217.1 million as of March 31, 2015 and December 31, 2014, respectively, based upon interest rates for debt with similar terms and remaining maturities that management believes we could obtain.  The fair value of the notes payable is categorized as a Level 2 basis.  The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities.  The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.  Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2015 and December 31, 2014.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7.      Real Estate and Real Estate-Related Investments
As of March 31, 2015, we consolidated 10 real estate assets. The following table presents certain information about our consolidated investments as of March 31, 2015:

Property Name	Description	Location	Date Acquired	Ownership Interest
Holstenplatz	Office building	Hamburg, Germany	June 30, 2010	100%
Gardens Medical Pavilion(1)	Medical office building	Palm Beach Gardens, Florida	October 20, 2010	80.4%
Courtyard Kauai Coconut Beach Hotel	Hotel	Kauai, Hawaii	October 20, 2010	80%
River Club and the Townhomes at River Club	Student housing	Athens, Georgia	April 25, 2011	85%
Lakes of Margate	Multifamily	Margate, Florida	October 19, 2011	92.5%
Arbors Harbor Town	Multifamily	Memphis, Tennessee	December 20, 2011	94%
Wimberly at Deerwood (“Wimberly”)	Multifamily	Jacksonville, Florida	February 19, 2013	95%
22 Exchange	Student housing	Akron, Ohio	April 16, 2013	90%
Parkside Apartments (“Parkside”)	Multifamily	Sugar Land, Texas	August 8, 2013	90%
Lakewood Flats	Multifamily	Dallas, Texas	October 10, 2014	100%
_________________________________________

(1)
We acquired a portfolio of eight medical office buildings, known as the Original Florida MOB Portfolio on October 8, 2010.  We acquired a medical office building known as Gardens Medical Pavilion on October 20, 2010.  Collectively, the Original Florida MOB Portfolio and Gardens Medical Pavilion were referred to as the Florida MOB Portfolio.  The Florida MOB Portfolio consisted of nine medical office buildings.  On September 20, 2013, we sold the Original Florida MOB Portfolio. As of March 31, 2015, we own approximately 80.4% of the ninth building, Gardens Medical Pavilion.

Real Estate Asset Dispositions
Babcock Self Storage
On January 8, 2015, we sold Babcock for a contract sales price of approximately $5.4 million. We recorded a gain on sale of real estate property of $2.0 million and loss on early extinguishment of debt of less than $0.1 million, which was composed of the write-off of deferred financing fees and an early termination fee. A portion of the proceeds from the sale were used to pay off in full the existing indebtedness of approximately $2.1 million associated with the storage facility. Babcock was classified as held for sale on our consolidated balance sheet at December 31, 2014.
Alte Jakobstraße
On February 21, 2015, we sold AJS, located in Berlin, Germany, for a contract sales price of approximately €12.4 million or approximately $14.1 million.  We recorded a gain on sale of real estate property of approximately $3.3 million which is net of a CTA of approximately $0.6 million. We recognized a loss on early extinguishment of debt of less than $0.1 million, which was composed of the write-off of deferred financing fees and an early termination fee. A portion of the proceeds from the sale were used to fully satisfy the existing indebtedness associated with the property of approximately €5.7 million or approximately $6.5 million. The Company recorded a provision for income tax of approximately $2.2 million for the first quarter of 2015 as a result of foreign income tax related to the sale. The foreign income tax was calculated on gains recognized at the exchange rate in effect on the sale date of February 21, 2015 and calculated using current tax rates. All U.S. dollar amounts related to the AJS sale herein are based on the exchange rate in effect on February 21, 2015. AJS was classified as held for sale on our consolidated balance sheet at December 31, 2014.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Sales of Real Estate Reported in Continuing Operations
The Company does not view the disposals of Babcock and AJS in the first quarter of 2015 or the disposal of 1875 Lawrence in the second quarter of 2014 as a strategic shift, therefore the results of operations for the three investments are presented in continuing operations in the consolidated statements of operations for the three months ended March 31, 2015 and 2014.
The following table presents our sales of real estate for the three months ended March 31, 2015 (in millions):

Date of Sale	Property	Ownership Interest	Sales Contract Price	Net Cash Proceeds(1)	Gain on Sale of Real Estate
January 8, 2015	Babcock Self Storage	85%	$5.4	$5.2	$2.0
February 21, 2015	Alte Jakobstraße	99.7%	$14.1	$13.0	$3.3
______________________________________

(1)	A portion of the net cash proceeds were used to pay off the property-associated debt of $8.6 million.
In addition, we sold our 1875 Lawrence office building on May 30, 2014, which is included in continuing operations for the three months ended March 31, 2014.
The following table presents net income attributable to the Company for the three months ended March 31, 2015 and 2014 related to Babcock, AJS and 1875 Lawrence. Net income for the three months ended March 31, 2015 includes the gain on sale of AJS and Babcock (in millions):

	For the Three Months Ended March 31,
Description	2015	2014
Net income (loss) attributable to the Company	$2.4	$(0.6)

8.      Real Estate Held for Sale
As of December 31, 2014, Babcock and AJS were classified as real estate held for sale on our consolidated balance sheet. We sold both of these properties in the first quarter of 2015. We did not have any real estate assets classified as held for sale as of March 31, 2015.
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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9.                   Investment in Unconsolidated Joint Venture
On May 24, 2013, we (the “Lender”) provided mezzanine financing totaling $13.7 million, (the “Initial Advance”) to an unaffiliated third-party entity (the “Borrower”) that owns an apartment complex under development in Denver, Colorado (“Prospect Park”).  The Borrower also has a senior construction loan with a third-party construction lender (the “Senior Lender”), in an aggregate original principal amount of $35.6 million.  The senior construction loan is guaranteed by the owners of the developer.  We also have a personal guaranty from the owners of the developer guaranteeing completion of the project and payment of cost overruns. Our mezzanine loan is secured by all of the membership interests of the Borrower and is subordinate to the senior construction loan. Our Initial Advance has an annual stated interest rate of 10% for the first three years of the term, followed by two one-year extension options at which point the annual interest rate would increase to 14%. We evaluated this ADC Arrangement and determined that the characteristics are similar to a jointly-owned investment or partnership. Accordingly, the investment was accounted for as an unconsolidated joint venture under the equity method of accounting instead of loan accounting since we will participate in the residual interests through the sale or refinancing of the property.
As a result of projected cost overruns, an event of default was declared by the Senior Lender on April 28, 2014 and we declared an event of default under the mezzanine loan agreement on May 5, 2014. The events of default were cured by the Borrower and developer agreeing to cover cost overruns totaling $6.6 million, increasing our financing $1.5 million (the “Additional Advance”) at an annual interest rate of 18%, and the Senior Lender increasing their loan to $40 million. The terms of our Initial Advance remained the same under the amended loan agreement.
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
As of March 31, 2015, the outstanding principal balance under our mezzanine loan was $15.3 million. Interest capitalized for the three months ended March 31, 2015 and 2014 was $0.1 million.  For the three months ended March 31, 2015 and 2014, we recorded no equity in earnings (losses) of unconsolidated joint venture related to our investment in Prospect Park.
The following table sets forth our ownership interest in Prospect Park:

Property Name	Ownership Interest at March 31, 2015	Carrying Amount at March 31, 2015
Prospect Park	N/A	$14,098

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10.                     Notes Payable
The following table sets forth information on our notes payable as of March 31, 2015 and December 31, 2014:

	Notes Payable as of
Description	March 31, 2015	December 31, 2014	Interest Rate		Maturity Date
Holstenplatz(1)	$8,101	$9,125	3.887%		4/30/2015
Courtyard Kauai Coconut Beach Hotel	38,000	38,000	30-day LIBOR + .95%	(2)	11/9/2015
Florida MOB Portfolio - Gardens Medical Pavilion	13,585	13,678	4.9%		1/1/2018
River Club and the Townhomes at River Club	24,570	24,664	5.26%		5/1/2018
Lakes of Margate	14,676	14,723	5.49% and 5.92%		1/1/2020
Arbors Harbor Town	25,474	25,591	3.985%		1/1/2019
Wimberly	26,685	26,685	30-day LIBOR + 2.28%	(2)	3/1/2023
22 Exchange	19,500	19,500	3.93%		5/5/2023
Parkside(3)	10,738	10,828	5%		6/1/2018
Lakewood Flats	33,500	33,500	30-day LIBOR + 1.5%	(2)	11/5/2019
	$214,829	$216,294
Notes Payable included with Obligations related to real estate held for sale:
Babcock Self Storage(4)	$—	$2,137	5.8%		8/30/2018
Alte Jakobstraße(4)	—	6,985	2.3%		12/30/2015
	$—	$9,122
Total notes payable obligations	$214,829	$225,416
_________________________________

(1)	We paid off the balance of the Holstenplatz debt on April 30, 2015.

(2)	30-day London Interbank Offer Rate (“LIBOR”) was 0.18% at March 31, 2015.

(3)	Includes approximately $0.5 million of unamortized premium related to debt we assumed at acquisition.

(4)
As of December 31, 2014, Babcock and AJS were classified as real estate held for sale on our consolidated balance sheet. The properties were sold in the first quarter of 2015 and a portion of the sales proceeds for each property was used to pay off the existing indebtedness in full.

At March 31, 2015, our notes payable balance was $214.8 million and consisted of the notes payable related to our consolidated properties.  We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the Courtyard Kauai Coconut Beach Hotel, Wimberly, 22 Exchange, and Parkside notes payable. Interest capitalized for the three months ended March 31, 2015 and 2014 was $0.1 million, in connection with our equity method investment in Prospect Park.
On January 8, 2015, we sold our Babcock property to an unaffiliated third party. We used a portion of the proceeds from the sale to fully satisfy the existing indebtedness of approximately $2.1 million. On February 21, 2015, we sold AJS, located in Berlin, Germany, to an unaffiliated third party and used a portion of the proceeds from the sale to payoff in full the existing indebtedness of approximately €5.7 million or approximately $6.5 million, based on the exchange rate in effect on February 21, 2015. Babcock and AJS were classified as held for sale on our consolidated balance sheet as of December 31, 2014.
We are subject to customary affirmative, negative, and financial covenants and representations, warranties, and borrowing conditions, all as set forth in our loan agreements, including, among other things, maintaining minimum debt service coverage ratios, loan to value ratios and liquidity. As of March 31, 2015, we believe we were in compliance with the covenants under our loan agreements.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes our contractual obligations for principal payments as of March 31, 2015:

Year	Amount Due
April 1, 2015 - December 31, 2015	$47,712
2016	2,447
2017	2,670
2018	47,399
2019	58,345
Thereafter	55,724
Total contractual obligations for principal payments	$214,297
Unamortized premium	532
Total notes payable	$214,829

Our debt secured by Courtyard Kauai Coconut Beach Hotel, with a balance of $38 million at March 31, 2015, matures on November 9, 2015. The loan has an 18-month renewal option to extend the term to May 9, 2017. Subsequent to March 31, 2015, we paid off the Holstenplatz debt of approximately $8.1 million which was set to mature on April 30, 2015.

11.               Leasing Activity
Future minimum base rental payments of our office properties due to us under non-cancelable leases in effect as of March 31, 2015 are as follows:

Year	Amount Due
April 1, 2015 - December 31, 2015	$1,902
2016	2,412
2017	1,965
2018	1,583
2019	1,186
Thereafter	4,733
Total	$13,781

The schedule above does not include rental payments due to us from our multifamily, hotel, and student housing properties, as leases associated with these properties typically are for periods of one year or less.

12.               Derivative Instruments and Hedging Activities
We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations.  The hedging strategy of entering into interest rate caps and swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.  As of March 31, 2015, none of our derivative instruments were designated as hedging instruments. We have two interest rate caps as of March 31, 2015.
Derivative instruments classified as assets were reported at their combined fair values of less than $0.1 million in prepaid expenses and other assets at March 31, 2015 and December 31, 2014. During the three months ended March 31, 2014, we recorded a reclassification of unrealized loss to interest expense of $0.1 million to adjust the carrying amount of the interest rate caps. During the three months ended March 31, 2015 we had no reclassification of unrealized loss to interest expense.  The reclassification out of OCI in our statement of equity for the three months ended March 31, 2014 was due to all derivatives being designated as non-hedging instruments as of January 1, 2013.

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
The table below presents the fair value of our derivative financial instruments, as well as their classification on the consolidated balance sheets as of March 31, 2015 and December 31, 2014:

		Asset Derivatives
Derivatives not designated as hedging instruments:	Balance Sheet Location	March 31, 2015	December 31, 2014

Interest rate derivative contracts	Prepaid expenses and other assets	$13	$28
The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014:

Derivatives Not Designated as Hedging Instruments
Amount of Loss
Three months ended March 31,
2015	2014
$15	$56

13.              Distributions
Distributions are authorized at the discretion of our board of directors based on its analysis of our performance over the previous periods and expectations of performance for future periods. These analyses may include actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, general financial and market conditions, proceeds from asset sales and other factors that our board deems relevant. The board’s decision will be substantially influenced by its obligation to ensure that we maintain our federal tax status as a REIT. We cannot provide assurance that we will pay distributions at any particular level, or at all. We expect that any future distributions authorized by our board of directors will be periodic, special distributions as opposed to regular monthly or quarterly distributions.
On March 18, 2015, our board of directors authorized a special cash distribution of $1.00 per share of common stock payable to stockholders of record as of March 30, 2015. The total special cash distribution of $25.7 million, which represents a portion of proceeds from asset sales, was paid on March 31, 2015. We did not pay any distributions to stockholders during the three months ended March 31, 2014.
We have paid, and may in the future pay, some or all of our distributions from sources other than operating cash flow. For example, we have generated cash to pay special distributions from sales activities and financing activities, components of which included proceeds from our offerings and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow. We have also utilized cash from refinancing and dispositions, the components of which may represent a return of capital and/or the gains on sale. In addition, from time to time, our Advisor may agree to waive or defer all or a portion of the acquisition, asset management, or other fees or incentives due to it, pay general administrative expenses or otherwise supplement investor returns, which may increase the amount of cash that we have available to pay distributions to our stockholders.
Future special distributions authorized and paid at the discretion of the board of directors, are expected to be funded with proceeds from asset sales; therefore, future special distributions may exceed cash flow from operating activities or funds from operations.

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
Fourth Amended and Restated Advisory Management Agreement
On June 20, 2014, we entered into the Fourth Amended and Restated Advisory Management Agreement (the “Fourth Advisory Agreement”) with our Advisor to, among other things, revise the acquisition and advisory fees, asset management fee, and the debt financing fee that may be paid to the Advisor and to fix certain expense reimbursement provisions. The Fourth Advisory Agreement was effective as of January 1, 2014. The following discussion reflects the terms of the Fourth Advisory Agreement and the fees and expenses paid or reimbursed to the Advisor thereunder since January 1, 2014.
The Advisor or its affiliates receive acquisition and advisory fees of 1.5% of the amount paid in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets. In addition, the Advisor and its affiliates will also receive acquisition and advisory fees of 1.5% of the funds advanced in respect of a loan investment. We incurred no acquisition and advisory fees payable to the Advisor for the three months ended March 31, 2015 and 2014.
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
In addition, the Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent that they are dedicated to making investments for us, such as wages and benefits of the investment personnel. The Advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the Advisor or its affiliates incur that are due to third parties or related to the additional services provided by the Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. For the three months ended March 31, 2015 and 2014 we incurred no acquisition expense reimbursements.
Beginning January 1, 2014, we pay the Advisor or its affiliates a debt financing fee of 0.5% of the amount available under any loan or line of credit made available to us and will pay directly all third-party costs associated with obtaining the debt financing. We incurred no debt financing fees for the three months ended March 31, 2015 and 2014.
We pay the Advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable to us.  We incurred no such fees for the three months ended March 31, 2015 and 2014.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Pursuant to the Fourth Advisory Agreement, we pay the Advisor or its affiliates a monthly asset management fee which, effective January 1, 2014, was reduced to one-twelfth of 0.7% of the value of each asset. The value of our assets will be the value as determined in connection with the establishment and publication of an estimated value per share unless the asset was acquired after our publication of an estimated value per share (in which case the value of the asset will be the contract purchase price of the asset). For the three months ended March 31, 2015 and 2014, we expensed $0.7 million and $0.9 million, respectively, of asset management fees. The totals for the three months ended March 31, 2015 and 2014 include asset management fees related to our disposed properties.
Under the Fourth Advisory Agreement, beginning January 1, 2014, instead of reimbursing the Advisor for specific expenses paid or incurred in connection with providing services to us, we pay the Advisor an administrative services fee based on a budget of expenses prepared by the Advisor. The administrative services fee is intended to reimburse for all costs associated with providing services to us under the Fourth Advisory Agreement. The administrative services fee is $1.8 million per calendar year, payable in four equal quarterly installments within 45 days of the end of each calendar quarter beginning with calendar year 2014. For the three months ended March 31, 2015 and 2014, we incurred and expensed such costs for administrative services of approximately $0.4 million .
Notwithstanding the fees and cost reimbursements payable to our Advisor pursuant to the Fourth Advisory Agreement, under our charter we may not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2015, our total operating expenses (including the asset management fee) were not excessive.
Property Manager
We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity II Management Services, LLC (“BHO II Management”), or its affiliates, fees for the management, leasing, and construction supervision of our properties.  Effective January 1, 2014, we entered into the First Amendment to the Amended and Restated Property Management and Leasing Agreement, which reduced the property management fee paid to 4.0% of gross revenues of the properties managed by BHO II Management or its affiliates. We pay BHO II Management or its affiliates an oversight fee equal to 0.5% of the gross revenues of the property managed for any property for which we contract directly with a third-party property manager.  In no event will BHO II Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay BHO II Management directly for its services, we will pay BHO II Management a management fee or oversight fee, as applicable, based only on our economic interest in the property.  We incurred and expensed property management fees or oversight fees to BHO II Management of approximately $0.2 million for the three months ended March 31, 2015 and 2014.
We pay the Advisor or its affiliates a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We incurred no construction management fees for the three months ended March 31, 2015. We incurred less than $0.1 million of construction management fees for the three months ended March 31, 2014.
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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

15.              Supplemental Cash Flow Information
Supplemental cash flow information is summarized below:

	Three months ended March 31,
Description	2015	2014
Interest paid, net of amounts capitalized	$1,630	$1,920
Income tax paid	—	183
Non-cash investing and financing activities:
Proceeds held in escrow through sale of real estate interests	912	—
Capital expenditures for real estate in accrued liabilities	86	421
Accrued distributions to noncontrolling interest holder	19	36

16.         Subsequent Events
Debt Payoff
We paid off the Holstenplatz debt of approximately $8.1 million on April 30, 2015.
Share Redemption Program
On May 6, 2015, our board of directors approved redemptions for the second quarter of 2015 totaling 40,861 shares with an aggregate redemption payment of approximately $0.3 million. Effective March 30, 2015, the price at which we redeem shares under our share redemption program changed as a result of the adjustment to our estimated value per share to reflect the payment of the special cash distribution to stockholders of record as of March 30, 2015.  See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” herein for a full description of the price at which we redeem shares under our share redemption program.

******

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto.

Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard Opportunity REIT II, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including our ability to rent space on favorable terms, to address our debt maturities and to fund our liquidity requirements, to sell our assets when we believe advantageous to achieve our investment objectives, our anticipated capital expenditures, the amount and timing of anticipated future special cash distributions to our stockholders, the estimated per share value of our common stock, and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.
These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described herein and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2015 and the factors described below:

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

Liquidity and Capital Resources
We had unrestricted cash and cash equivalents of $56.4 million at March 31, 2015. Our principal demands for funds going forward will be for the payment of (a) operating expenses, (b) interest and principal on our outstanding indebtedness, and (c) special distributions. Generally, we expect to meet cash needs for the payment of operating expenses and interest on our outstanding indebtedness from our cash flow from operations and to fund special distributions from our proceeds from asset sales. To the extent that our cash flow from operations is not sufficient to cover our operating expenses, interest on our outstanding indebtedness, redemptions or special distributions, we expect to use borrowings and asset sales to fund such needs.
We are not actively seeking to purchase additional properties, but may invest capital in our current assets in order to position them for sale in the normal course of business. We intend to hold the various real properties in which we have invested until such time as our Advisor determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. We sold 1875 Lawrence on May 30, 2014, Babcock on January 8, 2015, and AJS on February 21, 2015. We anticipate we will complete the disposition phase in 2017 or 2018. On March 31, 2015, we paid a special cash distribution, which represents a portion of proceeds from asset sales, of $25.7 million, or $1.00 per share of common stock.
We continually evaluate our liquidity and ability to fund future operations and debt obligations.  As of March 31, 2015, we had $46.1 million of notes payable maturing in the next twelve months. Of that amount, a $38 million loan associated with the Courtyard Kauai Coconut Beach Hotel contains a renewal option to extend the term to May 2017. The remaining $8.1 million was a loan associated with our Holstenplatz investment and we paid this debt off on April 30, 2015. The next debt maturity for the Company is January 2018. In addition to our debt obligations, we consider other factors in evaluating our liquidity. For example, to the extent our portfolio is concentrated in certain geographic regions and types of assets, downturns relating generally to such regions and assets may result in tenants defaulting on their lease obligations at a number of our properties within a short time period.  Such defaults could negatively affect our liquidity and adversely affect our ability to fund our ongoing operations. For the three months ended March 31, 2015, 37% and 19% of our total revenues were derived from our properties located in Hawaii and Florida, respectively. Additionally, 41% and 37% of our total revenues for the three months ended March 31, 2015 were from our multifamily and hotel properties, respectively.
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
Commercial real estate debt markets may experience volatility and uncertainty as a result of certain related factors, including the tightening of underwriting standards by lenders and credit rating agencies, macro-economic issues related to fiscal, tax and regulatory policies, and global financial issues.  Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our developments and investments.  This may result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make special distributions to our stockholders.  In addition, disruptions in the debt markets may reduce the amount of capital that is available to finance real estate, which in turn could: (i) lead to a decline in real estate values generally; (ii) slow real estate transaction activity; (iii) reduce the loan to value ratio upon which lenders are willing to extend debt; and (iv) result in difficulty in refinancing debt as it becomes due, all of which may reasonably be expected to have a material adverse impact on the value of real estate investments and the revenues, income or cash flow from the operations of real properties and mortgage loans.
Debt Financings
We have, from time to time, obtained mortgage, bridge or mezzanine loans for acquisitions and investments, as well as property development. In the future, we may obtain financing for property development or at such time as determined to be necessary for our existing real estate assets, depending on multiple factors.
At March 31, 2015, our notes payable balance was $214.8 million and had a weighted average interest rate of 3.3% compared to a balance of $216.3 million, excluding $9.1 million of contractual obligations on real estate held for sale, and a weighted average interest rate of 3.3% at December 31, 2014. We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the Courtyard Kauai Coconut Beach Hotel, Wimberly, 22 Exchange, and Parkside notes payable.
On January 8, 2015, we sold our Babcock property to an unaffiliated third party and used a portion of the proceeds from the sale to pay off in full the existing indebtedness of approximately $2.1 million. On February 21, 2015, we sold AJS, located in Berlin, Germany, to an unaffiliated third party and used a portion of the proceeds from the sale to payoff in full the existing indebtedness of approximately €5.7 million or approximately $6.5 million, based on the exchange rate in effect on February 21, 2015. The debt secured by our AJS property was scheduled to mature on December 30, 2015.
Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios, loan to value ratios, and liquidity.  As of March 31, 2015, we believe we were in compliance with the debt covenants under our loan agreements.
One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of March 31, 2015. Interest payments on variable rate debt are based on rates in effect as of March 31, 2015. The table does not represent any extension options (in thousands):

	Payments Due by Period(1)
	April 1, 2015 -December 31, 2015	2016	2017	2018	2019	Thereafter	Total
Principal payments - fixed rate debt(2)	$9,310	$1,911	$2,134	$46,863	$24,309	$31,585	$116,112
Principal payments - variable rate debt	38,402	536	536	536	34,036	24,139	98,185
Interest payments - fixed rate debt	3,904	5,053	4,941	3,308	1,579	2,449	21,234
Interest payments - variable rate debt	1,229	1,221	1,204	1,192	1,132	1,883	7,861
Total(3)	$52,845	$8,721	$8,815	$51,899	$61,056	$60,056	$243,392
_________________________________

(1)	Does not include approximately $0.5 million of unamortized premium related to debt we assumed on our acquisition of Parkside.

(2)	Includes Holstenplatz debt of $8.1 million which we paid off on April 30, 2015.

(3)	Does not include assumptions for any available extension options.

Results of Operations
As of March 31, 2015, we had 11 real estate investments, ten of which were consolidated (two wholly owned and eight properties consolidated through investments in joint ventures). As of March 31, 2014, we had 13 real estate investments, 12 of which were consolidated (two wholly owned and ten properties consolidated through investments in joint ventures). Babcock and AJS were classified as held for sale as of December 31, 2014. We sold Babcock on January 8, 2015 and AJS on February 21, 2015. On May 30, 2014, we sold 1875 Lawrence. The results of operations for Babcock, AJS, and 1875 Lawrence will remain in continuing operations based on the new accounting treatment for discontinued operations which we adopted in April 2014. We made no acquisitions during the quarters ended March 31, 2015 and 2014, and completed one acquisition during the fourth quarter of 2014.
Three months ended March 31, 2015 as compared to the three months ended March 31, 2014.
The following table provides summary information about our results of operations for the three months ended March 31, 2015 and 2014 ($ in thousands):

	Three Months Ended March 31,
	2015	2014	Increase (Decrease)	Percentage Change	$ Change due to Acquisitions(1)	$ Change due to Dispositions(2)	$ Change due to Same Store (3)
Rental revenue	$8,486	$7,881	$605	7.7%	$1,570	$(857)	$(108)
Hotel revenue	4,828	4,364	464	10.6%	—	—	464
Property operating expenses	2,897	2,724	173	6.4%	362	(382)	193
Hotel operating expenses	3,158	3,022	136	4.5%	—	—	136
Interest expense, net	1,821	2,063	(242)	(11.7)%	170	(341)	(71)
Real estate taxes	1,584	1,413	171	12.1%	374	(200)	(3)
Property management fees	446	427	19	4.4%	48	(37)	8
Asset management fees(4)	725	970	(245)	(25.3)%	106	(135)	(216)
General and administrative	921	859	62	7.2%	n/a	n/a	n/a
Depreciation and amortization	4,453	3,662	791	21.6%	1,364	(541)	(32)
Gain on sale of real estate	5,320	—	5,320	100.0%	—	5,320	—
Income tax expense	(2,183)	—	(2,183)	(100.0)%	—	(2,183)	—
______________________

(1)	Represents the dollar amount increase for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 related to Lakewood Flats which we acquired on October 10, 2014.

(2)
Represents the dollar amount increase (decrease) for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 related to the dispositions of Babcock on January 8, 2015, AJS on February 21, 2015 and 1875 Lawrence on May 30, 2014.

(3)
Represents the dollar amount increase (decrease) for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 with respect to real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store for the periods ended March 31, 2015 and 2014 include Holstenplatz, Gardens Medical Pavilion, River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town, Courtyard Kauai Coconut Beach Hotel, Wimberly at Deerwood, 22 Exchange, and Parkside.

(4)	Total asset management fees above include fees associated with any property owned during a particular period, including those related to our disposed properties.

The following table reflects rental revenue and property operating expenses for the three months ended March 31, 2015 and 2014 for (i) our Same Store operating portfolio; (ii) our acquisition of Lakewood Flats in 2014; and (iii) our dispositions of 1875 Lawrence on May 30, 2014, Babcock on January 8, 2015, and AJS on February 21, 2015 (in thousands):

	Three Months Ended March 31,
Description	2015	2014	Change
Rental revenue
Same Store	$6,747	$6,855	$(108)
Acquisitions	1,570	—	1,570
Dispositions	169	1,026	(857)
Total rental revenue	$8,486	$7,881	$605

Property operating expenses
Same Store	$2,448	$2,255	$193
Acquisitions	362	—	362
Dispositions	87	469	(382)
Total property operating expenses	$2,897	$2,724	$173

The tables below reflect occupancy and effective monthly rental rates for our Same Store operating properties and occupancy and average daily rate (“ADR”) for Courtyard Kauai Coconut Beach Hotel:

	Occupancy (%)		Effective Monthly Rent per Square Foot/Unit/Bed ($)(1)
	As of March 31,		As of March 31,
Property	2015	2014	2015	2014
Holstenplatz(2)	100%	100%	$1.04	$1.34	per sq ft
Gardens Medical Pavilion	60%	80%	2.08	2.28	per sq ft
River Club and the Townhomes at River Club	98%	79%	360.47	391.74	per bed
Lakes of Margate	92%	97%	1,158.20	1,113.73	per unit
Arbors Harbor Town	89%	94%	1,160.75	1,138.04	per unit
Wimberly at Deerwood	92%	86%	1,028.50	940.13	per unit
22 Exchange	83%	92%	582.93	598.50	per bed
Parkside	80%	93%	1,067.39	996.03	per unit
______________________________

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

(2)	The exchange rates in effect on March 31, 2015 and 2014 were $1.09 and $1.38, respectively.

	Occupancy (%)(1)		ADR ($)
	Three Months Ended March 31,		Three Months Ended March 31,
Property	2015	2014	2015	2014
Courtyard Kauai Coconut Beach Hotel	90%	89%	$145.18	$136.42
_______________________________________

(1)
Represents average occupancy for the three months ended March 31. The Courtyard Kauai Coconut Beach Hotel has 311 rooms and approximately 6,200 square feet of meeting space. Occupancy is for the entire three-month period and is based on standard industry metrics, including rooms available for rent.

Results of Operations
Our results of operations for the respective periods presented primarily reflect decreases in most categories due to the disposition of 1875 Lawrence in May 2014 and the dispositions of Babcock and AJS in January and February 2015, respectively, partially offset by the acquisition of Lakewood Flats in October 2014. Management expects decreases in most categories in the future as we dispose of additional real estate and real estate-related assets. Although we acquired one property in 2014, we are not actively seeking to purchase additional assets at this time, but may invest capital in our current assets in order to position them for sale in the normal course of business.
Revenues.  Revenues for the three months ended March 31, 2015, including Courtyard Kauai Coconut Beach Hotel, were $13.3 million, an increase of $1.1 million from the three months ended March 31, 2014.  Same Store rental revenue for the three months ended March 31, 2015 and 2014 was approximately $6.7 million and $6.8 million, respectively, while rental revenue from our acquisition in 2014 was $1.6 million for the three months ended March 31, 2015. Rental revenue from the dispositions of Babcock and AJS in 2015 and 1875 Lawrence in 2014 was $0.2 million and $1 million for the three months ended March 31, 2015 and 2014, respectively.
The change in revenue is primarily due to:

•
an increase in rental revenue of $1.6 million as a result of our 2014 acquisition of Lakewood Flats. This increase was partially offset by a decrease of approximately $0.9 million related to our dispositions in 2014 and 2015 and a decrease of $0.1 million for investments we owned during the entire periods presented.

•
an increase in hotel revenue of $0.5 million, or 11%, at the Courtyard Kauai Coconut Beach Hotel due to a 1% increase in occupancy rate and a 6% increase in ADR, resulting in a 7% increase in revenue per available room period-over-period. These improvements are primarily the result of improved operating performance.

Property Operating Expenses.    Property operating expenses for the three months ended March 31, 2015 and 2014 were $2.9 million and $2.7 million, respectively. The increase of $0.2 million was primarily due to increases of $0.4 million and $0.2 million for the acquisition of Lakewood Flats and our Same Store operations, respectively. These increases were partially offset by a decrease of $0.4 million related to our 2014 and 2015 dispositions.
Hotel Operating Expenses.  Hotel operating expenses for the three months ended March 31, 2015 and 2014 were approximately $3.2 million and $3 million, respectively. The increase in hotel operating expenses was due to additional costs as a result of increased occupancy at the Courtyard Kauai Coconut Beach Hotel.
Interest Expense, net.  Interest expense for the three months ended March 31, 2015 and 2014 was $1.8 million and $2.1 million, respectively.  The $0.3 million decrease was primarily due to a decrease of $0.3 million related to our dispositions in 2014 and 2015, and a decrease of less than $0.1 million related to our Same Store operations. These decreases were partially offset by an increase of $0.2 million related to our acquisition of Lakewood Flats in the fourth quarter of 2014. For the three months ended March 31, 2015 and 2014, we capitalized interest of $0.1 million in connection with our equity method investment in Prospect Park.
Real Estate Taxes.  Real estate taxes were $1.6 million and $1.4 million for the three months ended March 31, 2015 and 2014, respectively. Our 2014 acquisition accounted for an increase of $0.4 million in real estate taxes while the three dispositions in 2014 and 2015 accounted for a $0.2 million decrease.
Property Management Fees.   Property management fees, which are based on revenues, were $0.4 million for the three months ended March 31, 2015 and 2014, and were composed of property management fees paid to unaffiliated third parties and our Property Manager or its affiliates.
Asset Management Fees.   Asset management fees for the three months ended March 31, 2015 and 2014 were $0.7 million and $1 million, respectively, and were comprised of asset management fees paid to our Advisor and third parties with respect to our investments. The $0.3 million decrease in asset management fees for the quarter ended March 31, 2015 was primarily due to a decrease of $0.1 million related to three dispositions and a decrease of $0.2 million in Same Store. These decreases were partially offset by a $0.1 million increase related to our 2014 acquisition. Asset management fees for the three months ended March 31, 2015 and 2014 include fees related to our disposed properties. We expensed less than $0.1 million and $0.2 million in asset management fees related to disposed properties during the three months ended March 31, 2015 and 2014, respectively.
General and Administrative Expenses.   General and administrative expenses for the three months ended March 31, 2015 and 2014 were $0.9 million, and were composed of audit fees, legal fees, board of directors’ fees, and other administrative expenses.

Depreciation and Amortization.   Depreciation and amortization for the three months ended March 31, 2015 and 2014 was approximately $4.5 million and $3.7 million, respectively.  The increase of $0.8 million during the first quarter of 2015 was primarily due to a $1.4 million increase for the acquisition of Lakewood Flats in October 2014. This increase was partially offset by a period-over-period decrease of $0.5 million due to the dispositions of 1875 Lawrence in May 2014 and Babcock and AJS in January and February 2015, respectively.
Gain on Sale of Real Estate.    We did not sell any real estate during the three months ended March 31, 2014. During the three months ended March 31, 2015, we recorded gains on sale of $2 million for Babcock and $3.3 million for AJS which were sold on January 8, 2015 and February 21, 2015, respectively. The gain on sale of AJS, which is located in Berlin, Germany, is net of a CTA of $0.6 million.
Income Tax Expense. We recorded a provision for income tax of approximately $2.2 million for the first quarter of 2015 as a result of foreign income tax related to the sale of AJS. The foreign income tax was calculated on gains recognized at the exchange rate in effect on the sale date of February 21, 2015 and calculated using current tax rates. We had no income tax expense in the first quarter of 2014.

Cash Flow Analysis
Quarter ended March 31, 2015 as compared to quarter ended March 31, 2014
During the three months ended March 31, 2015, net cash provided by operating activities was $2.5 million compared to $0.7 million for the three months ended March 31, 2014. The primary reasons for the increase in cash flow from operating activities was the increase in total revenues and changes in working capital.
During the three months ended March 31, 2015, net cash provided by investing activities was $17.9 million compared to net cash used of $1.5 million for the three months ended March 31, 2014. During the first quarter of 2015, we sold Babcock and AJS and received net sales proceeds of $18.2 million. We had no sales in the first quarter of 2014.
During the three months ended March 31, 2015, net cash used in financing activities was $36.3 million compared to net cash used of $0.9 million for the same period of 2014. On March 30, 2015, we paid a special cash distribution to stockholders totaling $25.7 million. In addition, we paid off in full the indebtedness associated with the Babcock and AJS investments, totaling approximately $8.7 million, with proceeds from the sales of the two investments during the first quarter of 2015.

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

FFO should not be considered as an alternative to net income (loss), as an indication of our liquidity, nor as an indication of funds available to fund our cash needs, including our ability to make special distributions and should be reviewed in connection with other GAAP measurements. Additionally, the exclusion of impairments limits the usefulness of FFO as a historical operating performance measure since an impairment charge indicates that operating performance has been permanently affected. FFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO. Our FFO as presented may not be comparable to amounts calculated by other REITs that do not define these terms in accordance with the current NAREIT definition or that interpret the definition differently.
Our calculation of FFO for the three months ended March 31, 2015 and 2014 is presented below ($ in thousands except per share amounts):

	Three Months Ended March 31,
	2015		2014
	Amount	Per Share	Amount	Per Share
Net loss attributable to the Company	$(173)	$(0.01)	$(2,884)	$(0.11)
Adjustments for:
Real estate depreciation and amortization(1)	4,029	0.16	3,567	0.14
Gain on sale of real estate(2)	(4,700)	(0.18)	—	—
Income tax expense associated with real estate sale(3)	2,135	0.08	—	—
Funds from operations (FFO)	$1,291	$0.05	$683	$0.03

GAAP weighted average shares:
Basic and diluted		25,776		26,011
_________________________________

(1)
Includes our consolidated amount, as well as our pro rata share of those unconsolidated investments which we account for under the equity method of accounting, and the noncontrolling interest adjustment for the third-party partners’ share.

(2)
For the three months ended March 31, 2015, includes our proportionate share of the gain on sale of real estate related to the Babcock and AJS investments. The gain on sale of AJS is net of a cumulative foreign currency translation loss of approximately $0.6 million due to the substantial liquidation of AJS.

(3)	The Company recorded a provision for income tax of approximately $2.2 million for the first quarter of 2015 as a result of foreign income tax related to the sale of AJS.
Provided below is additional information related to selected items included in net loss above, which may be helpful in assessing our operating results.

•
Straight-line rental revenue was income of less than $0.1 million and a charge of less than $0.1 million for the three months ended March 31, 2015 and 2014, respectively. The noncontrolling interest portion of straight-line rental revenue for the three months ended March 31, 2015 and 2014 was income of less than $0.1 million and a charge of less than $0.1 million, respectively.

•
Net below-market lease amortization of less than $0.1 million was recognized as an increase to rental revenue for the three months ended March 31, 2015. Net above-market lease amortization of less than $0.1 million was recognized as a decrease to rental revenue for the three months ended March 31, 2014. The noncontrolling interest portion of the net below-market lease amortization for the three months ended March 31, 2015 and the net above-market lease amortization for the three months ended March 31, 2014 was less than $0.1 million.

•	Amortization of deferred financing costs of $0.2 million was recognized as interest expense for our notes payable for the three months ended March 31, 2015 and 2014.
In addition, cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for special distributions to our stockholders.

Distributions
Distributions are authorized at the discretion of our board of directors based on its analysis of our performance over the previous periods and expectations of performance for future periods. These analyses may include actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, general financial and market conditions, proceeds from asset sales and other factors that our board deems relevant. The board’s decision will be substantially influenced by its obligation to ensure that we maintain our federal tax status as a REIT. We cannot provide assurance that we will pay distributions at any particular level, or at all. We expect that any future distributions authorized by our board of directors will be periodic, special distributions as opposed to regular monthly or quarterly distributions.
On March 18, 2015, our board of directors authorized a special cash distribution of $25.7 million, or $1.00 per share of common stock, payable to stockholders of record as of March 30, 2015. The special cash distribution, which represents a portion of proceeds from asset sales, was paid on March 31, 2015. We did not pay any distributions to stockholders during the three months ended March 31, 2014.
We have paid and may in the future pay some or all of our distributions from sources other than operating cash flow. We have, for example, generated cash to pay special distributions from sales activities and financing activities, components of which included proceeds from our offerings and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow. We have also utilized cash from refinancing and dispositions, the components of which may represent a return of capital and/or the gains on sale. In addition, from time to time, our Advisor may agree to waive or defer all or a portion of the acquisition, asset management or other fees or incentives due to it, pay general administrative expenses or otherwise supplement investor returns which may increase the amount of cash that we have available to pay distributions to our stockholders.
Future special distributions authorized and paid at the discretion of the board of directors, are expected to be funded with proceeds from asset sales; however, future special distributions may exceed cash flow from operating activities or funds from operations.

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
Our critical accounting policies and estimates have not changed significantly from the discussion found in the Management Discussion and Analysis and Results of Operations in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2015.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
As of March 31, 2015, we maintained approximately $7.6 million in Euro-denominated accounts at European financial institutions.  After the sale of AJS in February 2015, we have one investment remaining in Europe.  As the cash is held in the same currency as the real estate assets and related loans, we believe that we are not materially exposed to any significant foreign currency fluctuations related to these accounts as it relates to ongoing property operations.  Material movements in the exchange rate of Euros could materially impact distributions from our foreign investments.

Interest Rate Risk
We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $214.8 million in notes payable at March 31, 2015, $98.2 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $1 million.
Interest rate caps classified as assets were reported at their combined fair value of less than $0.1 million within prepaid expenses and other assets at March 31, 2015.  A 100 basis point decrease in interest rates would result in a less than $0.1 million net decrease in the fair value of our interest rate caps.  A 100 basis point increase in interest rates would result in a $0.1 million net increase in the fair value of our interest rate caps.

Item 4.   Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of March 31, 2015, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control-New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of March 31, 2015, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.      Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.   Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

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
On November 21, 2014, our board of directors approved an estimated value per share of $9.72.  As of March 30, 2015, the estimated value per share of our common stock was reduced by $1.00 per share in accordance with our valuation policy to take into account the special cash distribution authorized by our board of directors on March 18, 2015. For a full description of the methodologies used to estimate the value of our common stock as of October 31, 2014, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Market Information” included in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Any Ordinary Redemption requests submitted while Ordinary Redemptions were suspended were returned to investors and must be resubmitted. We gave all stockholders notice that we were resuming Ordinary Redemptions, so that all stockholders would have an equal opportunity to submit shares for redemption. Any redemption requests are honored pro rata among all requests received based on funds available and are not honored on a first come, first served basis. During the three months ended March 31, 2015, our board of directors redeemed all 33 Ordinary Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 68,214 shares redeemed for $0.5 million (approximately $7.17 per share).  All redemptions were funded with cash on hand.
During the three months ended March 31, 2015, our board of directors redeemed the one Exceptional Redemption request received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 1,151 shares redeemed for less than $0.1 million (approximately $8.06 per share).  All redemptions were funded with cash on hand.
During the first quarter ended March 31, 2015, we redeemed shares as follows (including both Ordinary Redemptions and Exceptional Redemptions):

2015	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
January	—	$—	—
February	69,365	7.19	69,365	(1)
March	—	—	—
	69,365	$7.19	69,365
  _______________________________

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.                     Defaults Upon Senior Securities.
None.

Item 4.                     Mine Safety Disclosures.
None.

Item 5.             Other Information.
None.

Item 6.                      Exhibits.
The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

Dated: May 8, 2015	By:	/s/ Thomas P. Kennedy
Thomas P. Kennedy
President
Principal Executive Officer

Dated: May 8, 2015	By:	/s/ S. Jason Hall
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

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 8, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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