Form 10-Q
period 2015-06-30
Behringer Harvard Opportunity REIT II, Inc.
filed 2015-08-13
CIK 1387061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Yes ☐ No ☒

As of July 31, 2015, Behringer Harvard Opportunity REIT II, Inc. had 25,654,986 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.
FORM 10-Q
Quarter Ended June 30, 2015

PART I
FINANCIAL INFORMATION
Item 1.                 Financial Statements.
Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except shares)
(unaudited)

	June 30, 2015	December 31, 2014
Assets
Real estate
Land and improvements, net	$57,300	$60,374
Buildings and improvements, net	216,820	228,650
Real estate under development	589	274
Total real estate	274,709	289,298
Assets associated with real estate held for sale	9,581	12,951
Cash and cash equivalents	47,985	72,949
Restricted cash	4,891	4,199
Accounts receivable, net	2,530	2,208
Prepaid expenses and other assets	842	1,402
Investment in unconsolidated joint venture	14,222	13,973
Furniture, fixtures and equipment, net	7,384	8,244
Deferred financing fees, net	2,204	2,617
Lease intangibles, net	320	1,850
Total assets	$364,668	$409,691
Liabilities and Equity
Notes payable	$206,152	$216,294
Accounts payable	594	702
Payables to related parties	389	466
Acquired below-market leases, net	88	210
Distributions payable to noncontrolling interest	20	19
Income taxes payable	1,648	—
Accrued and other liabilities	8,029	6,232
Obligations associated with real estate held for sale	95	9,212
Total liabilities	217,015	233,135

Commitments and contingencies	—	—

Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 25,691,443 and 25,801,669 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	3	3
Additional paid-in capital	230,480	231,240
Accumulated distributions and net loss	(90,342)	(62,477)
Accumulated other comprehensive income	(22)	(246)
Total Behringer Harvard Opportunity REIT II, Inc. equity	140,119	168,520
Noncontrolling interest	7,534	8,036
Total equity	147,653	176,556
Total liabilities and equity	$364,668	$409,691
See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Rental revenue	$8,465	$7,889	$16,951	$15,770
Hotel revenue	4,314	4,138	9,142	8,502
Total revenues	12,779	12,027	26,093	24,272
Expenses
Property operating expenses	2,767	2,625	5,664	5,349
Hotel operating expenses	3,116	2,988	6,274	6,010
Interest expense, net	1,746	2,055	3,567	4,118
Real estate taxes	1,572	1,352	3,156	2,765
Property management fees	418	403	864	830
Asset management fees	717	98	1,442	1,068
General and administrative	790	1,098	1,711	1,957
Acquisition expense	—	25	—	25
Depreciation and amortization	3,949	3,400	8,402	7,062
Total expenses	15,075	14,044	31,080	29,184
Interest income, net	29	54	79	100
Loss on early extinguishment of debt	—	(454)	(119)	(454)
Other loss	(130)	(3)	(169)	(3)
Loss before gain on sale of real estate and income tax benefit (expense)	(2,397)	(2,420)	(5,196)	(5,269)
Gain on sale of real estate	—	11,445	5,320	11,445
Income tax benefit (expense)	519	—	(1,664)	—
Net income (loss)	(1,878)	9,025	(1,540)	6,176
Net (income) loss attributable to the noncontrolling interest	(82)	159	(593)	124
Net income (loss) attributable to the Company	$(1,960)	$9,184	$(2,133)	$6,300
Weighted average shares outstanding:
Basic and diluted	25,704	25,993	25,740	26,002
Basic and diluted income (loss) per share	$(0.07)	$0.35	$(0.08)	$0.24
Distributions declared per common share	$—	$—	$1.00	$—
Comprehensive income (loss):
Net income (loss)	$(1,878)	$9,025	$(1,540)	$6,176
Other comprehensive income (loss):
Reclassification of unrealized loss on interest rate derivatives to net income	—	20	—	37
Reclassification of unrealized loss on currency translation to net income	—	—	596	—
Foreign currency translation gain (loss)	397	(54)	(372)	(27)
Total other comprehensive income (loss)	397	(34)	224	10
Comprehensive income (loss)	(1,481)	8,991	(1,316)	6,186
Comprehensive income (loss) attributable to noncontrolling interest	(82)	155	(593)	117
Comprehensive income (loss) attributable to the Company	$(1,563)	$9,146	$(1,909)	$6,303

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Convertible Stock		Common Stock			Accumulated Distributions and Net Income(Loss)	Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital			Noncontrolling Interest	Total Equity
Balance at January 1, 2014	1	$—	26,016	$3	$232,903	$(49,520)	$498	$8,905	$192,789
Net income						6,300		(124)	6,176
Redemption of common stock			(27)		(233)				(233)
Contributions from noncontrolling interest								53	53
Distributions to noncontrolling interest								(495)	(495)
Other comprehensive income:
Reclassification of unrealized loss on interest rate derivatives to net income							31	6	37
Foreign currency translation loss							(27)		(27)
Balance at June 30, 2014	1	$—	25,989	$3	$232,670	$(43,220)	$502	$8,345	$198,300

Balance at January 1, 2015	1	$—	25,802	$3	$231,240	$(62,477)	$(246)	$8,036	$176,556
Net loss						(2,133)		593	(1,540)
Redemption of common stock			(110)		(760)				(760)
Distributions declared on common stock						(25,732)			(25,732)
Contributions from noncontrolling interest								154	154
Distributions to noncontrolling interest								(1,249)	(1,249)
Other comprehensive income (loss):
Reclassification of unrealized loss on currency translation to net income							596		596
Foreign currency translation loss							(372)		(372)
Balance at June 30, 2015	1	$—	25,692	$3	$230,480	$(90,342)	$(22)	$7,534	$147,653

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(1,540)	$6,176
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	8,292	7,006
Amortization of deferred financing fees	370	415
Gain on sale of real estate	(5,320)	(11,445)
Loss on early extinguishment of debt	119	454
Loss on derivatives	15	159
Change in operating assets and liabilities:
Accounts receivable	330	356
Prepaid expenses and other assets	544	156
Accounts payable	(107)	444
Income taxes payable	1,705	—
Accrued and other liabilities	771	(893)
Payables to related parties	(76)	(97)
Addition of lease intangibles	(6)	(87)
Cash provided by operating activities	5,097	2,644
Cash flows from investing activities:
Acquisition deposits reimbursed	—	500
Investment in unconsolidated joint venture	(249)	(249)
Proceeds from sale of real estate	18,244	46,290
Additions of property and equipment	(1,617)	(4,267)
Change in restricted cash	(692)	(38)
Cash provided by investing activities	15,686	42,236
Cash flows from financing activities:
Financing costs	(107)	(101)
Payments on notes payable	(17,716)	(16,682)
Redemptions of common stock	(760)	(233)
Distributions paid on common stock	(25,732)	—
Contributions from noncontrolling interest holders	154	53
Distributions to noncontrolling interest holders	(1,249)	(443)
Cash used in financing activities	(45,410)	(17,406)
Effect of exchange rate changes on cash and cash equivalents	(337)	14
Net change in cash and cash equivalents	(24,964)	27,488
Cash and cash equivalents at beginning of period	72,949	94,877
Cash and cash equivalents at end of period	$47,985	$122,365
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
We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  We have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality and multifamily.  We have purchased existing, income-producing properties and newly-constructed properties. We have also invested in a mortgage loan and a mezzanine loan. We are not actively seeking to purchase additional assets at this time, but may invest capital in our current assets in order to position them for sale in the normal course of business. We intend to hold the various real properties in which we have invested until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. As of June 30, 2015, we had 11 real estate investments, ten of which were consolidated in our condensed consolidated financial statements (two wholly owned and eight properties consolidated through investments in joint ventures). We sold Babcock Self Storage (“Babcock”) and Alte Jakobstraße (“AJS”) on January 8, 2015 and February 21, 2015, respectively. We entered into a Purchase and Sale Agreement (“PSA”) effective July 16, 2015 to sell Holstenplatz, an office building located in Hamburg, Germany. Holstenplatz was classified as real estate held for sale on our condensed consolidated balance sheet at June 30, 2015.
Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware (“Behringer Harvard Opportunity OP II”).  As of June 30, 2015, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in Behringer Harvard Opportunity OP II as its sole general partner.  As of June 30, 2015, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of Behringer Harvard Opportunity OP II and owned the remaining 99.9% interest in Behringer Harvard Opportunity OP II.
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
As of June 30, 2015, we had issued 26.7 million shares of our common stock, including 22,471 shares owned by Behringer and 2.2 million shares issued through the distribution reinvestment plan.  As of June 30, 2015, we had redeemed 1 million shares of our common stock and had 25.7 million shares of common stock outstanding.  As of June 30, 2015, we had 1,000 shares of convertible stock outstanding held by an affiliate of Behringer.
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
The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheet as of June 30, 2015, the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2015 and 2014 and condensed consolidated statements of equity and cash flows for the six months ended June 30, 2015 and 2014 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our condensed consolidated financial position as of June 30, 2015 and December 31, 2014 and our condensed consolidated results of operations and cash flows for the periods ended June 30, 2015 and 2014.  Such adjustments are of a normal recurring nature.
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
Principles of Consolidation and Basis of Presentation
Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances, and profits have been eliminated in consolidation.  Interests in entities acquired will be evaluated based on applicable GAAP, which includes the requirement to consolidate entities deemed to be variable interest entities (“VIE”) in which we are the primary beneficiary.  If the interest in the entity is determined not to be a VIE, then the entity will be evaluated for consolidation based on legal form, economic substance, and the extent to which we have control, or substantive participating rights or both under the respective ownership agreement.  For entities in which we have less than a controlling interest or entities which we are not deemed to be the primary beneficiary, we account for the investment using the equity method of accounting.
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
We determine the value of above-market and below-market leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases or (b) the remaining non-cancelable lease term plus any below-market fixed rate renewal options that, based on a qualitative assessment of several factors, including the financial condition of the lessee, the business conditions in the industry in which the lessee operates, the economic conditions in the area in which the property is located, and the ability of the lessee to sublease the property during the renewal term, are reasonably assured to be exercised by the lessee for below-market leases.  We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the determined lease term.
The total value of identified real estate intangible assets acquired is further allocated to in-place leases, in-place tenant improvements, in-place leasing commissions, and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering existing market conditions.  In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we include such items as real estate taxes, insurance, and other operating expenses as well as lost rental revenue during the expected lease-up period based on existing market conditions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal fees, and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.
We amortize the value of in-place leases, in-place tenant improvements, and in-place leasing commissions to expense over the initial term of the respective leases.  In no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Anticipated amortization expense associated with the acquired lease intangibles for each of the following five years as of June 30, 2015 was as follows:

Year	Lease / Other Intangibles
July 1, 2015 - December 31, 2015	$18
2016	36
2017	20
2018	(14)
2019	(12)
_________________________

(1)	Excludes Holstenplatz which was classified as held for sale as of June 30, 2015. The anticipated amortization expense of Holstenplatz over the next five years is $0.2 million.
As of June 30, 2015 and December 31, 2014, accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

June 30, 2015	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost(1)	$244,605	$59,759	$3,023	$(184)
Less: depreciation and amortization(1)	(27,785)	(2,459)	(2,703)	96
Net	$216,820	$57,300	$320	$(88)
______________________________________________

(1)
Excludes Holstenplatz, which was classified as held for sale as of June 30, 2015. We entered into a PSA effective July 16, 2015 to sell Holstenplatz, an office building located in Germany. Net book values included in assets associated with real estate held for sale on the condensed consolidated balance sheet were buildings and improvements of $6.8 million, land and improvements of $2.5 million, lease intangibles of $0.4 million, and acquired below-market leases of less than $0.1 million. See Note 8, Real Estate Held for Sale.

December 31, 2014	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost(1)	$252,812	$62,447	$4,551	$(469)
Less: depreciation and amortization(1)	(24,162)	(2,073)	(2,701)	259
Net	$228,650	$60,374	$1,850	$(210)
______________________________________________

(1)
Excludes Babcock and AJS, which were classified as held for sale as of December 31, 2014. These two properties sold on January 8, 2015 and February 21, 2015, respectively. Net book values included in assets associated with real estate held for sale in the consolidated balance sheet were buildings and improvements of $9.6 million, land and improvements of $3.2 million, lease intangibles of $0.2 million, and acquired below-market leases of less than $0.1 million. See Note 8, Real Estate Held for Sale.

Real Estate Held for Sale and Discontinued Operations
We classify properties as held for sale when certain criteria are met in accordance with GAAP.  At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property.  Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell.  As of June 30, 2015, we were in active negotiations for the disposal of Holstenplatz, and on July 16, 2015, we entered into a PSA to sell Holstenplatz, an office building located in Germany and our only remaining foreign operation at June 30, 2015. The prospective buyer has substantially completed the due diligence process and we believe the sale is probable within the next twelve months. Therefore, we classified Holstenplatz as real estate held for sale in our condensed consolidated balance sheet at June 30, 2015. During the fourth quarter of 2014, we entered into PSAs for Babcock, a self storage facility in Texas, and AJS, an office building located in Germany, and classified Babcock and AJS as real estate held for sale in our consolidated balance sheet at December 31, 2014. We sold Babcock on January 8, 2015 and AJS on February 21, 2015.

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
Investment Impairment
For all of our real estate and real estate-related investments, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  Examples of the types of events and circumstances that would cause management to assess our assets for potential impairment include, but are not limited to: a significant decrease in the market price of an asset; a significant adverse change in the manner in which the asset is being used; an accumulation of costs in excess of the acquisition basis plus construction of the property; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers and changes in the global and local markets or economic conditions.  Our assets may at times be concentrated in limited geographic locations, and to the extent that our portfolio is concentrated in limited geographic locations, downturns specifically related to such regions may result in tenants defaulting on their lease obligations at those properties within a short time period, which may result in asset impairments.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  These projected cash flows are prepared internally by the Advisor and reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s principal executive officer and principal financial officer, as well as a panel of asset managers and a financial analyst of the Advisor, review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions that are consistent with market data or with assumptions that would be used by a third-party market participant and assume the highest and best use of the investment. We consider trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.
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
We believe the carrying value of our operating real estate is currently recoverable. Accordingly, there were no impairment charges for the three and six months ended June 30, 2015 and 2014.  However, if market conditions worsen unexpectedly or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Investment in Unconsolidated Joint Venture
We provide funding to third-party developers for the acquisition, development, and construction of real estate (“ADC Arrangement”).  Under the ADC Arrangement, we may participate in the residual profits of the project through the sale or refinancing of the property.  We evaluate this arrangement to determine if it has characteristics similar to a loan or if the characteristics are more similar to a joint venture or partnership such as participating in the risks and rewards of the project as an owner or an investment partner.  When we determine that the characteristics are more similar to a jointly-owned investment or partnership, we account for the arrangement as an investment in an unconsolidated joint venture under the equity method of accounting or a direct investment (consolidated basis of accounting) instead of applying loan accounting. The ADC Arrangement is reassessed at each reporting period. See Note 9, Investment in Unconsolidated Joint Venture, for further discussion.
Revenue Recognition
We recognize rental income generated from leases of our operating properties on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Straight-line rent was income of less than $0.1 million recognized in rental revenues for the three and six months ended June 30, 2015. Straight-line rent was a charge of less than $0.1 million recognized in rental revenues for the three and six months ended June 30, 2014. Leases associated with our multifamily, student housing, and hotel assets are generally short-term in nature, and thus have no straight-line rent. Net below-market lease amortization was income of less than $0.1 million recognized in rental revenues for the three and six months ended June 30, 2015. Net above-market lease amortization was a charge of less than $0.1 million recognized in rental revenues for the three and six months ended June 30, 2014.
Hotel revenue is derived from the operations of the Courtyard Kauai Coconut Beach Hotel and consists primarily of guest room, food and beverage, and other ancillary revenues such as laundry and parking. Hotel revenue is recognized as the services are rendered.
Accounts Receivable
Accounts receivable primarily consist of receivables related to our consolidated properties of $2.5 million and $2.2 million as of June 30, 2015 and December 31, 2014, respectively, and included straight-line rental revenue receivables of $0.4 million and $0.6 million as of June 30, 2015 and December 31, 2014, respectively.
Furniture, Fixtures, and Equipment
Furniture, fixtures, and equipment are recorded at cost and are depreciated according to the Company’s capitalization policy, which uses the straight-line method over their estimated useful lives of five to seven years.  Furniture, fixtures and equipment associated with properties classified as held for sale are not depreciated. Maintenance and repairs are charged to operations as incurred.  Accumulated depreciation associated with our furniture, fixtures, and equipment was $7.7 million and $6.4 million as of June 30, 2015 and December 31, 2014, respectively.
Deferred Financing Fees
Deferred financing fees are recorded at cost and are amortized to interest expense of our notes payable using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $2.3 million and $2.2 million as of June 30, 2015 and December 31, 2014, respectively.
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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company recorded a provision for income tax of approximately $2.2 million in the first quarter of 2015 as a result of estimated foreign income tax related to the sale of AJS which is located in Berlin, Germany. The foreign income tax was calculated on gains recognized at the exchange rate in effect on the sale date of February 21, 2015 and calculated using current tax rates. During the second quarter of 2015, we recorded a credit of $0.5 million to the provision for income tax based on a change in the estimated taxes payable on the sale of AJS.
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
The Euro is the functional currency for the operations of Holstenplatz and AJS. We sold AJS in the first quarter of 2015. We also maintain a Euro-denominated bank account that is translated into U.S. dollars at the current exchange rate at each reporting period. For the three and six months ended June 30, 2015, the foreign currency translation adjustment was a gain of $0.4 million and a loss of $0.4 million, respectively. For the three and six months ended June 30, 2014, the foreign currency translation adjustment was a loss of less than $0.1 million.
When the Company has substantially liquidated its investment in a foreign entity, the cumulative translation adjustment (“CTA”) balance is required to be released into earnings. During the first quarter of 2015, we recognized a CTA of approximately $0.6 million as a reduction to the gain on sale of our AJS office building which we sold on February 21, 2015. Our wholly owned investment in the Holstenplatz office building, located in Hamburg, Germany, is our only remaining foreign operation and is classified as real estate held for sale at June 30, 2015. The cumulative balance of our foreign currency translation for Holstenplatz is a gain of $0.3 million at June 30, 2015. In accordance with ASU 2013-05, upon disposal of the property, we would recognize the CTA as an adjustment to the gain on sale.
Concentration of Credit Risk
At June 30, 2015 and December 31, 2014, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.
Geographic and Asset Type Concentration
Our investments in target assets may at times be concentrated in certain asset types that are subject to higher risk of foreclosure, or secured by assets concentrated in a limited number of geographic locations. For the six months ended June 30, 2015, excluding Holstenplatz, which was classified as real estate held for sale at June 30, 2015, and Babcock and AJS which were sold in the first quarter of 2015, 36% and 20% of our total revenues were derived from our properties located in Hawaii and Florida, respectively. Additionally, excluding Holstenplatz, Babcock, and AJS, 44%, 36%, and 16% of our total revenues for the six months ended June 30, 2015 were from our multifamily, hotel, and student housing investments, respectively. To the extent that our portfolio is concentrated in limited geographic regions or types of assets, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to fund our operations.

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
Earnings per Share
Net income (loss) per share is calculated based on the weighted average number of common shares outstanding during each period.  The weighted average shares outstanding used to calculate both basic and diluted loss per share were the same for each of the three and six months ended June 30, 2015 and 2014, as there were no potentially dilutive securities outstanding.
Subsequent Events
We have evaluated subsequent events for recognition or disclosure in our condensed consolidated financial statements.

4.                 New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2014-09”) to ASC Topic 606, Revenue from Contracts with Customers.  ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.  ASU 2014-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017. This effective date is adjusted for a one-year deferral of the new revenue standard which was confirmed by FASB in the July 2015 meeting. In addition, early adoption will be permitted as of the original effective date in ASU 2014-09, which for public companies was annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. Either full retrospective adoption or modified retrospective adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.
In February 2015, the FASB issued an update (“ASU No. 2015-02”) to ASC Topic 810, Amendments to the Consolidation Analysis. ASU 2015-02 makes several modifications to the consolidation guidance for VIEs and general partners’ investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. The amendments in ASU 2015-02 are effective for public companies in interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
In April 2015, the FASB issued an update (“ASU 2015-03”) to ASC Topic 835, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented as a deferred charge. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this updated guidance. ASU 2015-03 is effective for public companies in interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance requires retrospective application. As of June 30, 2015, we have $2.2 million of net deferred financing costs that would be reclassified from a long-term asset to a reduction in the carrying amount of our debt.

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
We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

June 30, 2015	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$5	$—	$5

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$28	$—	$28
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
As of June 30, 2015 and December 31, 2014, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable to noncontrolling interests were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.  The notes payable of $206.2 million as of June 30, 2015 and $216.3 million, excluding $9.1 million of contractual obligations on real estate held for sale as of December 31, 2014, have a fair value of approximately $205.9 million and $217.1 million as of June 30, 2015 and December 31, 2014, respectively, based upon interest rates for debt with similar terms and remaining maturities that management believes we could obtain.  The fair value of the notes payable is categorized as a Level 2 basis.  The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities.  The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.  Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2015 and December 31, 2014.

7.      Real Estate and Real Estate-Related Investments
As of June 30, 2015, we consolidated ten real estate assets, including Holstenplatz, which was classified as real estate held for sale in our condensed consolidated balance sheet. The following table presents certain information about our consolidated investments as of June 30, 2015:

Property Name	Description	Location	Date Acquired	Ownership Interest
Holstenplatz(1)	Office building	Hamburg, Germany	June 30, 2010	100%
Gardens Medical Pavilion(2)	Medical office building	Palm Beach Gardens, Florida	October 20, 2010	80.4%
Courtyard Kauai Coconut Beach Hotel	Hotel	Kauai, Hawaii	October 20, 2010	80%
River Club and the Townhomes at River Club	Student housing	Athens, Georgia	April 25, 2011	85%
Lakes of Margate	Multifamily	Margate, Florida	October 19, 2011	92.5%
Arbors Harbor Town	Multifamily	Memphis, Tennessee	December 20, 2011	94%
Wimberly at Deerwood (“Wimberly”)	Multifamily	Jacksonville, Florida	February 19, 2013	95%
22 Exchange	Student housing	Akron, Ohio	April 16, 2013	90%
Parkside Apartments (“Parkside”)	Multifamily	Sugar Land, Texas	August 8, 2013	90%
Lakewood Flats	Multifamily	Dallas, Texas	October 10, 2014	100%
_________________________________________

(1)
We entered into a PSA effective July 16, 2015 to sell Holstenplatz, an office building located in Hamburg, Germany. Holstenplatz is classified as real estate held for sale in our condensed consolidated balance sheet at June 30, 2015.

(2)
We acquired a portfolio of eight medical office buildings, known as the Original Florida MOB Portfolio on October 8, 2010.  We acquired a medical office building known as Gardens Medical Pavilion on October 20, 2010.  Collectively, the Original Florida MOB Portfolio and Gardens Medical Pavilion were referred to as the Florida MOB Portfolio.  The Florida MOB Portfolio consisted of nine medical office buildings.  On September 20, 2013, we sold the Original Florida MOB Portfolio. As of June 30, 2015, we own approximately 80.4% of the ninth building, Gardens Medical Pavilion.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Real Estate Asset Dispositions
Babcock Self Storage
On January 8, 2015, we sold Babcock for a contract sales price of approximately $5.4 million. We recorded a gain on sale of real estate of $2.0 million and loss on early extinguishment of debt of less than $0.1 million, which was composed of the write-off of deferred financing fees and an early termination fee. A portion of the proceeds from the sale were used to pay off in full the existing indebtedness of approximately $2.1 million associated with the storage facility. Babcock was classified as held for sale on our consolidated balance sheet at December 31, 2014.
Alte Jakobstraße
On February 21, 2015, we sold AJS, which is located in Berlin, Germany, for a contract sales price of approximately €12.4 million (approximately $14.1 million).  We recorded a gain on sale of real estate of approximately $3.3 million which is net of a CTA of approximately $0.6 million. We recognized a loss on early extinguishment of debt of less than $0.1 million, which was composed of the write-off of deferred financing fees and an early termination fee. A portion of the proceeds from the sale were used to fully satisfy the existing indebtedness associated with the property of approximately €5.7 million (approximately $6.5 million). The Company recorded a provision for income tax of approximately $2.2 million during the first quarter of 2015 as a result of foreign income tax related to the sale. The foreign income tax was calculated on gains recognized at the exchange rate in effect on the sale date of February 21, 2015 and calculated using current tax rates. During the second quarter of 2015, we recorded a credit of $0.5 million to the provision for income tax based on a change in the estimated taxes payable on the sale of AJS. All U.S. dollar amounts related to the AJS sale are based on the exchange rate in effect on February 21, 2015. AJS was classified as held for sale on our consolidated balance sheet at December 31, 2014.
Sales of Real Estate Reported in Continuing Operations
The Company does not view the disposals of Babcock and AJS in the first quarter of 2015 or the disposal of 1875 Lawrence in the second quarter of 2014 as a strategic shift. Therefore, the results of operations for Babcock and AJS are presented in continuing operations in the consolidated statements of operations for the six months ended June 30, 2015 and the results of operations for all three investments are presented in continuing operations in the consolidated statements of operations for the three and six months ended June 30, 2014.
The following table presents our sales of real estate for the six months ended June 30, 2015 ($ in millions):

Date of Sale	Property	Ownership Interest	Sales Contract Price	Net Cash Proceeds(1)	Gain on Sale of Real Estate
January 8, 2015	Babcock Self Storage	85%	$5.4	$5.2	$2.0
February 21, 2015	Alte Jakobstraße	99.7%	$14.1	$13.0	$3.3
______________________________________

(1)	A portion of the net cash proceeds was used to pay off the property-associated debt of $8.6 million.
In addition, we sold our 1875 Lawrence office building on May 30, 2014, which is included in continuing operations for the three and six months ended June 30, 2014.
The following table presents net income attributable to the Company for the three and six months ended June 30, 2015 and 2014 related to Holstenplatz (classified as Real Estate Held for Sale at June 30, 2015, see Note 8), Babcock, AJS, and 1875 Lawrence. Net income for the three and six months ended June 30, 2014 includes the gain on sale of 1875 Lawrence of $11.4 million. Net income for the six months ended June 30, 2015 includes the gain on sale of AJS and Babcock for a total of $5.3 million (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Description	2015	2014	2015	2014
Net income attributable to the Company	$0.5	$10.6	$2.9	$9.9

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8.      Real Estate Held for Sale
As of June 30, 2015, Holstenplatz was classified as real estate held for sale on our condensed consolidated balance sheet. As of December 31, 2014, Babcock and AJS were classified as real estate held for sale on our consolidated balance sheet. We sold Babcock and AJS in the first quarter of 2015.
In 2010, we acquired Holstenplatz, an office building located in Hamburg, Germany, with the investment objective of increasing net operating income through longer lease terms and increased rents. On July 16, 2015, we entered into a PSA to sell Holstenplatz to an unaffiliated third party for a contract sales price of approximately €16.5 million or approximately $18.1 million based on the exchange rate in effect on July 16, 2015. The prospective buyer has substantially completed the due diligence process and we believe the sale is probable within the next twelve months. Therefore, we classified Holstenplatz as real estate held for sale in our condensed consolidated balance sheet at June 30, 2015.
The classification of Holstenplatz as real estate held for sale as of June 30, 2015 did not represent a strategic shift and did not have a major effect on the Company’s operations and financial results. Therefore, the results of operations for Holstenplatz are presented in continuing operations in the consolidated statements of operations for the three and six months ended June 30, 2015 and 2014. See Note 7, Real Estate and Real Estate-Related Investments, for total net income included in continuing operations for Holstenplatz, Babcock, AJS and 1875 Lawrence for the three and six months ended June 30, 2015 and 2014.
The major classes of assets and liabilities associated with our real estate held for sale as of June 30, 2015 and December 31, 2014 were as follows:

	Real Estate Held for Sale as of
Description	June 30, 2015	December 31, 2014
Land and improvements, net	$2,456	$3,195
Building and improvements, net	6,761	9,581
Lease intangibles, net	351	175
Furniture, fixtures and equipment, net	13	—
Assets associated with real estate held for sale	$9,581	$12,951

Notes payable(1)	$—	$9,122
Other	95	90
Obligations associated with real estate held for sale	$95	$9,212
___________________________

(1)	We paid off the Holstenplatz debt of approximately $8.1 million on April 30, 2015, its maturity date.

On July 20, 2015, we entered into a PSA to sell Wimberly to an unaffiliated third party for a contract sales price of approximately $43.5 million. We acquired Wimberly on February 19, 2013. As of June 30, 2015, we were still in active negotiations and the due diligence process was not complete. In addition, at the time of filing this report on Form 10-Q, we cannot give any assurances that the closing of this sale is probable within the next twelve months. Therefore, we determined Wimberly did not meet the requirements to be classified as held for sale at June 30, 2015.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9.                   Investment in Unconsolidated Joint Venture
On May 24, 2013, we (the “Lender”) provided mezzanine financing totaling $13.7 million (the “Initial Advance”) to an unaffiliated third-party entity (the “Borrower”) that owns an apartment complex under development in Denver, Colorado (“Prospect Park”).  The Borrower also has a senior construction loan with a third-party construction lender (the “Senior Lender”) in an aggregate original principal amount of $35.6 million.  The senior construction loan is guaranteed by the owners of the developer.  We also have a personal guaranty from the owners of the developer guaranteeing completion of the project and payment of cost overruns. Our mezzanine loan is secured by all of the membership interests of the Borrower and is subordinate to the senior construction loan. Our Initial Advance has an annual stated interest rate of 10% for the first three years of the term, followed by two one-year extension options at which point the annual interest rate would increase to 14%. We evaluated this ADC Arrangement and determined that the characteristics are similar to a jointly-owned investment or partnership. Accordingly, the investment was accounted for as an unconsolidated joint venture under the equity method of accounting instead of loan accounting since we will participate in the residual interests through the sale or refinancing of the property.
As a result of projected cost overruns, an event of default was declared by the Senior Lender on April 28, 2014, and we declared an event of default under the mezzanine loan agreement on May 5, 2014. The events of default were cured by the Borrower and developer agreeing to cover cost overruns totaling $6.6 million, increasing our financing by $1.5 million (the “Additional Advance”) at an annual interest rate of 18%, and the Senior Lender increasing their loan to $40 million. The terms of our Initial Advance remained the same under the amended loan agreement.
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
As of June 30, 2015, the outstanding principal balance under our mezzanine loan was $15.2 million. Interest capitalized for the three and six months ended June 30, 2015 was $0.1 million and $0.2 million, respectively. Interest capitalized for the three and six months ended June 30, 2014 was $0.1 million and $0.2 million, respectively.  For the three and six months ended June 30, 2015 and 2014, we recorded no equity in earnings (losses) of unconsolidated joint venture related to our investment in Prospect Park.
The following table sets forth our ownership interest in Prospect Park:

	Ownership Interest		Carrying Amount
Property Name	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Prospect Park	N/A	N/A	$14,222	$13,973

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10.                     Notes Payable
The following table sets forth information on our notes payable as of June 30, 2015 and December 31, 2014:

	Notes Payable as of
Description	June 30, 2015	December 31, 2014	Interest Rate		Maturity Date
Holstenplatz(2)	n/a	$9,125	3.887%		4/30/2015
Courtyard Kauai Coconut Beach Hotel	38,000	38,000	30-day LIBOR + .95%	(1)	11/9/2015
Florida MOB Portfolio - Gardens Medical Pavilion	13,491	13,678	4.9%		1/1/2018
River Club and the Townhomes at River Club	24,482	24,664	5.26%		5/1/2018
Lakes of Margate	14,617	14,723	5.49% and 5.92%		1/1/2020
Arbors Harbor Town	25,362	25,591	3.985%		1/1/2019
Wimberly	26,551	26,685	30-day LIBOR + 2.28%	(1)	3/1/2023
22 Exchange	19,500	19,500	3.93%		5/5/2023
Parkside(3)	10,649	10,828	5%		6/1/2018
Lakewood Flats	33,500	33,500	30-day LIBOR + 1.5%	(1)	11/5/2019
	$206,152	$216,294
Notes payable in obligations associated with real estate held for sale:
Holstenplatz(2)	$—	n/a	3.887%		4/30/2015
Babcock Self Storage(4)	—	2,137	5.8%		8/30/2018
Alte Jakobstraße(4)	—	6,985	2.3%		12/30/2015
	$—	$9,122
Total notes payable obligations	$206,152	$225,416
_________________________________

(1)	30-day London Interbank Offer Rate (“LIBOR”) was 0.19% at June 30, 2015.

(2)	We paid off the balance of the Holstenplatz debt on April 30, 2015. As of June 30, 2015, Holstenplatz was classified as real estate held for sale on our condensed consolidated balance sheet.

(3)	Includes approximately $0.5 million of unamortized premium related to debt we assumed at acquisition.

(4)
As of December 31, 2014, Babcock and AJS were classified as real estate held for sale on our consolidated balance sheet. The properties were sold in the first quarter of 2015 and a portion of the sales proceeds for each property was used to pay off the existing indebtedness in full.

At June 30, 2015, our notes payable balance was $206.2 million and consisted of the notes payable related to our consolidated properties.  We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the Courtyard Kauai Coconut Beach Hotel, Wimberly, 22 Exchange, and Parkside notes payable. Interest capitalized for the three and six months ended June 30, 2015 was $0.1 million and $0.2 million, respectively, in connection with our equity method investment in Prospect Park. Interest capitalized for the three and six months ended June 30, 2014 was $0.1 million and $0.2 million, respectively.
On January 8, 2015, we sold our Babcock property to an unaffiliated third party. We used a portion of the proceeds from the sale to fully satisfy the existing indebtedness of approximately $2.1 million. On February 21, 2015, we sold AJS, located in Berlin, Germany, to an unaffiliated third party and used a portion of the proceeds from the sale to payoff in full the existing indebtedness of approximately €5.7 million, or approximately $6.5 million based on the exchange rate in effect on February 21, 2015. Babcock and AJS were classified as held for sale on our consolidated balance sheet as of December 31, 2014.
We paid off the Holstenplatz debt of approximately $8.1 million on April 30, 2015.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

We are subject to customary affirmative, negative, and financial covenants and representations, warranties, and borrowing conditions, all as set forth in our loan agreements, including, among other things, maintaining minimum debt service coverage ratios, loan to value ratios and liquidity. As of June 30, 2015, we believe we were in compliance with the covenants under our loan agreements.
The following table summarizes our contractual obligations for principal payments as of June 30, 2015:

Year	Amount Due
July 1, 2015 - December 31, 2015	$39,082
2016	2,447
2017	2,670
2018	47,393
2019	58,345
Thereafter	55,724
Total contractual obligations for principal payments	$205,661
Unamortized premium	491
Total notes payable	$206,152

Our debt secured by Courtyard Kauai Coconut Beach Hotel, with a balance of $38 million at June 30, 2015, matures on November 9, 2015. The loan has an 18-month renewal option to extend the term to May 9, 2017.

11.               Leasing Activity
Future minimum base rental payments of our office properties due to us under non-cancelable leases in effect as of June 30, 2015 are as follows:

Year	Amount Due
July 1, 2015 - December 31, 2015	$566
2016	1,156
2017	1,028
2018	716
2019	646
Thereafter	2,992
Total	$7,104

The schedule above does not include rental payments due to us from our multifamily, hotel, and student housing properties, as leases associated with these properties typically are for periods of one year or less. We have two remaining office properties at June 30, 2015, Holstenplatz, located in Germany and Gardens Medical Pavilion, located in Florida. We have excluded Holstenplatz from the schedule above as it was classified as held for sale at June 30, 2015. The future minimum base rental payments of our Holstenplatz property over the next 5 years is $3.6 million and the total for years 2020 through 2028 is $1.7 million.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12.               Derivative Instruments and Hedging Activities
We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations.  The hedging strategy of entering into interest rate caps and swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.  As of June 30, 2015, none of our derivative instruments were designated as hedging instruments. We have two interest rate caps as of June 30, 2015.
Derivative instruments classified as assets were reported at their combined fair values of less than $0.1 million in prepaid expenses and other assets at June 30, 2015 and December 31, 2014. During the six months ended June 30, 2014, we recorded a reclassification of unrealized loss to interest expense of less than $0.1 million to adjust the carrying amount of the interest rate caps. During the six months ended June 30, 2015, we had no reclassification of unrealized loss to interest expense.  The reclassification out of OCI in our statement of equity for the six months ended June 30, 2014 was due to all derivatives being designated as non-hedging instruments as of January 1, 2013.
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
The table below presents the fair value of our derivative financial instruments, as well as their classification on the consolidated balance sheets as of June 30, 2015 and December 31, 2014:

Derivatives not designated as hedging instruments:		Asset Derivatives
	Balance Sheet Location	June 30, 2015	December 31, 2014

Interest rate derivative contracts	Prepaid expenses and other assets	$5	$28
The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014:

Derivatives Not Designated as Hedging Instruments
Amount of Loss
Three months ended June 30,		Six months ended June 30,
2015	2014	2015	2014
$—	$103	$15	$159

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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On March 18, 2015, our board of directors authorized a special cash distribution of $1.00 per share of common stock payable to stockholders of record as of March 30, 2015. The total special cash distribution of $25.7 million, which represents a portion of proceeds from asset sales, was paid on March 31, 2015. We did not pay any distributions to stockholders during the three months ended June 30, 2015 or during the three and six months ended June 30, 2014.
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
Future special distributions authorized and paid at the discretion of the board of directors, are expected to be funded with proceeds from asset sales. Therefore, future special distributions may exceed cash flow from operating activities or funds from operations.

14.              Related Party Transactions
Advisor
The Advisor and certain of its affiliates may receive fees and compensation in connection with the acquisition, management, and sale of our assets based on the advisory management agreement, as amended and restated.
Fourth Amended and Restated Advisory Management Agreement
On June 6, 2014, we entered into the Fourth Amended and Restated Advisory Management Agreement (the “Fourth Advisory Agreement”) with our Advisor to, among other things, revise the acquisition and advisory fees, asset management fee, and the debt financing fee that may be paid to the Advisor and to fix certain expense reimbursement provisions. The Fourth Advisory Agreement was effective as of January 1, 2014. Effective as of June 6, 2015, we entered into the First Amendment to Fourth Amended and Restated Advisory Management Agreement to (i) reduce the administrative services fee to be paid to the Advisor for calendar year 2015 from $1.8 million to $1.5 million and (ii) reimburse the Advisor for certain due diligence services provided in connection with asset dispositions or debt financings separately from the administrative services fee. In addition, we renewed the term of the Fourth Advisory Agreement by one year. As amended, the Fourth Advisory Agreement will expire on June 6, 2016.  In all other material respects, the terms of the Fourth Advisory Agreement remain unchanged. The following discussion reflects the terms of the Fourth Advisory Agreement, as amended, and the fees and expenses paid or reimbursed to the Advisor thereunder since January 1, 2014.
The Advisor or its affiliates receive acquisition and advisory fees of 1.5% of the amount paid in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets. In addition, the Advisor and its affiliates will also receive acquisition and advisory fees of 1.5% of the funds advanced in respect of a loan investment. We incurred acquisition and advisory fees payable to the Advisor of less than $0.1 million for the six months ended June 30, 2015 and 2014 as a result of improvements made to our assets. During the six months ended June 30, 2015 and 2014, we had no acquisitions.
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
In addition, the Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent that they are dedicated to making investments for us, such as wages and benefits of the investment personnel. The Advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the Advisor or its affiliates incur that are due to third parties or related to the additional services provided by the Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. For the six months ended June 30, 2015 and 2014, we incurred less than $0.1 million in acquisition expense reimbursements.
Beginning January 1, 2014, we pay the Advisor or its affiliates a debt financing fee of 0.5% of the amount available under any loan or line of credit made available to us and will pay directly all third-party costs associated with obtaining the debt financing. We incurred no debt financing fees for the six months ended June 30, 2015 and 2014.
We pay the Advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable to us.  We incurred no such fees for the six months ended June 30, 2015 and 2014.
Pursuant to the Fourth Advisory Agreement, we pay the Advisor or its affiliates a monthly asset management fee which, effective January 1, 2014, was reduced to one-twelfth of 0.7% of the value of each asset. The value of our assets will be the value as determined in connection with the establishment and publication of an estimated value per share unless the asset was acquired after our publication of an estimated value per share (in which case the value of the asset will be the contract purchase price of the asset). In addition, pursuant to the Fourth Advisory Agreement, the Advisor agreed to waive asset management fees previously accrued during the period from August 2013 to December 2013 of $0.3 million. Therefore, we reversed this accrual in the second quarter of 2014. In addition, we reversed approximately $0.1 million in the second quarter of 2014 to reflect the reduction in the fee structure related to the first quarter of 2014. For the six months ended June 30, 2015 and 2014, we expensed $1.3 million and $1 million, respectively, of asset management fees payable to the Advisor. The totals for the six months ended June 30, 2015 and 2014 include asset management fees related to our disposed properties.
Under the Fourth Advisory Agreement, beginning January 1, 2014, instead of reimbursing the Advisor for specific expenses paid or incurred in connection with providing services to us, we pay the Advisor an administrative services fee based on a budget of expenses prepared by the Advisor. The administrative services fee is intended to reimburse for all costs associated with providing services to us under the Fourth Advisory Agreement. On June 6, 2015, we amended the Fourth Advisory Agreement to reduce the administrative services fee from $1.8 million for calendar year 2014 to $1.5 million for calendar year 2015. The administrative services fee is payable in four equal quarterly installments within 45 days of the end of each calendar quarter. For the six months ended June 30, 2015 and 2014, we incurred and expensed such costs for administrative services of approximately $0.8 million and $0.9 million, respectively. In addition, effective January 1, 2015, the amended Fourth Advisory Agreement includes a provision to reimburse the Advisor for certain due diligence services provided in connection with asset dispositions or debt financings separately from the administrative services fee. The expense of $0.8 million for the six months ended June 30, 2015, includes less than $0.1 million of due diligence service costs.
Notwithstanding the fees and cost reimbursements payable to our Advisor pursuant to the Fourth Advisory Agreement, under our charter we may not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2015, our total operating expenses (including the asset management fee) were not excessive.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Property Manager
We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity II Management Services, LLC (“BHO II Management”), or its affiliates, fees for the management, leasing, and construction supervision of our properties.  Effective January 1, 2014, we entered into the First Amendment to the Amended and Restated Property Management and Leasing Agreement, which reduced the property management fee paid to 4.0% of gross revenues of the properties managed by BHO II Management or its affiliates. We pay BHO II Management or its affiliates an oversight fee equal to 0.5% of the gross revenues of the property managed for any property for which we contract directly with a third-party property manager.  In no event will BHO II Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay BHO II Management directly for its services, we will pay BHO II Management a management fee or oversight fee, as applicable, based only on our economic interest in the property.  We incurred and expensed property management fees or oversight fees to BHO II Management of approximately $0.3 million for the six months ended June 30, 2015 and 2014.
We pay the Advisor or its affiliates a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We incurred no construction management fees for the six months ended June 30, 2015. We incurred less than $0.1 million of construction management fees for the six months ended June 30, 2014.
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

15.              Supplemental Cash Flow Information
Supplemental cash flow information is summarized below:

	Six months ended June 30,
Description	2015	2014
Interest paid, net of amounts capitalized	$3,252	$3,915
Income tax paid, net	35	196
Non-cash investing and financing activities:
Proceeds held in escrow through sale of real estate interests	912	—
Capital expenditures for real estate in accrued liabilities	583	393
Accrued distributions to noncontrolling interest holder	20	72

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

16.         Subsequent Events
Holstenplatz - Purchase and Sale Agreement
On July 16, 2015, we entered into a PSA to sell Holstenplatz to an unaffiliated third party for a contract sales price of approximately €16.5 million, or approximately $18.1 million based on the exchange rate in effect on July 16, 2015. Holstenplatz was classified as real estate held for sale as of June 30, 2015. See Note 8, Real Estate Held for Sale.
Wimberly - Purchase and Sale Agreement
On July 20, 2015, we entered into a PSA to sell Wimberly to an unaffiliated third party for a contract sales price of approximately $43.5 million. We did not classify Wimberly as held for sale as of June 30, 2015. See Note 8, Real Estate Held for Sale.
Share Redemption Program
On August 11, 2015, our board of directors approved redemptions for the third quarter of 2015 totaling 36,457 shares with an aggregate redemption payment of approximately $0.2 million . See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for a full description of the price at which we redeem shares under our share redemption program.
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

Liquidity and Capital Resources
We had unrestricted cash and cash equivalents of $48 million at June 30, 2015. Our principal demands for funds going forward will be for the payment of (a) operating expenses, (b) interest and principal on our outstanding indebtedness, and (c) special distributions. Generally, we expect to meet cash needs for the payment of operating expenses and interest on our outstanding indebtedness from our cash flow from operations and to fund special distributions from our proceeds from asset sales. To the extent that our cash flow from operations is not sufficient to cover our operating expenses, interest on our outstanding indebtedness, redemptions or special distributions, we expect to use borrowings and asset sales to fund such needs.
We are not actively seeking to purchase additional properties, but may invest capital in our current assets in order to position them for sale in the normal course of business. We intend to hold the various real properties in which we have invested until such time as our Advisor determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. We sold one property in 2014 and two properties in 2015. We entered into a PSA to sell Holstenplatz to an unaffiliated third party on July 16, 2015 for a contract sales price of approximately €16.5 million, or approximately $18.1 million based on the exchange rate in effect on July 16, 2015. As of June 30, 2015, Holstenplatz is classified as real estate held for sale on our condensed consolidated balance sheet. On July 20, 2015, we entered into a PSA to sell Wimberly, a multifamily community located in Jacksonville, Florida, to an unaffiliated third party for a contract sales price of approximately $43.5 million. As of June 30, 2015, we were still in active negotiations and the due diligence process was not complete. In addition, as of June 30, 2015, we do not believe the sale of Wimberly was probable within the next twelve months. Therefore, we determined Wimberly did not meet the requirements to be classified as held for sale at June 30, 2015.
We anticipate we will complete the disposition phase in 2017 or 2018. On March 31, 2015, we paid a special cash distribution, which represents a portion of proceeds from asset sales, of $25.7 million, or $1.00 per share of common stock.
We continually evaluate our liquidity and ability to fund future operations and debt obligations.  As of June 30, 2015, we had a $38 million loan associated with the Courtyard Kauai Coconut Beach Hotel that matures in the next twelve months. The loan contains a renewal option to extend the term to May 2017. The next debt maturity for the Company is January 2018. In addition to our debt obligations, we consider other factors in evaluating our liquidity. For example, to the extent our portfolio is concentrated in certain geographic regions and types of assets, downturns relating generally to such regions and assets may result in tenants defaulting on their lease obligations at a number of our properties within a short time period.  Such defaults could negatively affect our liquidity and adversely affect our ability to fund our ongoing operations. For the six months ended June 30, 2015, excluding Holstenplatz, which is classified as real estate held for sale at June 30, 2015, and Babcock and AJS which were sold in the first quarter of 2015, 36% and 20% of our total revenues were derived from our properties located in Hawaii and Florida, respectively. Additionally, excluding Holstenplatz, Babcock, and AJS, 44% and 36% of our total revenues for the six months ended June 30, 2015 were from our multifamily and hotel properties, respectively.

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
Debt Financings
From time to time, we have obtained mortgage, bridge or mezzanine loans for acquisitions and investments, as well as property development. In the future, we may obtain financing for property development or at such time as determined to be necessary for our existing real estate assets, depending on multiple factors.
At June 30, 2015, our notes payable balance was $206.2 million and had a weighted average interest rate of 3.3% compared to a balance of $216.3 million, excluding $9.1 million of contractual obligations on real estate held for sale, and a weighted average interest rate of 3.3% at December 31, 2014. We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the Courtyard Kauai Coconut Beach Hotel, Wimberly, 22 Exchange, and Parkside notes payable.
On January 8, 2015, we sold our Babcock property to an unaffiliated third party and used a portion of the proceeds from the sale to pay off in full the existing indebtedness of approximately $2.1 million. On February 21, 2015, we sold AJS, located in Berlin, Germany, to an unaffiliated third party and used a portion of the proceeds from the sale to payoff in full the existing indebtedness of approximately €5.7 million, or approximately $6.5 million based on the exchange rate in effect on February 21, 2015. The debt secured by our AJS property was scheduled to mature on December 30, 2015. We paid off the Holstenplatz debt of approximately $8.1 million on April 30, 2015, its maturity date.
Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios, loan to value ratios, and liquidity.  As of June 30, 2015, we believe we were in compliance with the debt covenants under our loan agreements.

One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of June 30, 2015. Interest payments on variable rate debt are based on rates in effect as of June 30, 2015. The table does not represent any extension options (in thousands):

	Payments Due by Period(1)
	July 1, 2015 -December 31, 2015	2016	2017	2018	2019	Thereafter	Total
Principal payments - fixed rate debt	$814	$1,911	$2,135	$46,857	$24,309	$31,585	$107,611
Principal payments - variable rate debt	38,268	536	535	536	34,036	24,139	98,050
Interest payments - fixed rate debt	2,562	5,052	4,941	3,308	1,579	2,449	19,891
Interest payments - variable rate debt	813	1,228	1,210	1,198	1,137	1,891	7,477
Total(2)	$42,457	$8,727	$8,821	$51,899	$61,061	$60,064	$233,029
_________________________________

(1)	Does not include approximately $0.5 million of unamortized premium related to debt we assumed on our acquisition of Parkside.

(2)	Does not include assumptions for any available extension options.

Results of Operations
As of June 30, 2015, we had 11 real estate investments, ten of which were consolidated, including Holstenplatz, which was classified as real estate held for sale in our condensed consolidated financial statements, (two wholly owned and eight properties consolidated through investments in joint ventures). As of June 30, 2014, we had 12 real estate investments, 11 of which were consolidated (one wholly owned and ten properties consolidated through investments in joint ventures). Babcock and AJS were classified as held for sale as of December 31, 2014. We sold Babcock on January 8, 2015 and AJS on February 21, 2015. On May 30, 2014, we sold 1875 Lawrence. The results of operations for Holstenplatz, Babcock, AJS, and 1875 Lawrence will remain in continuing operations based on the new accounting treatment for discontinued operations which we adopted in April 2014. We made no acquisitions during the six months ended June 30, 2015 and 2014, and completed one acquisition during the fourth quarter of 2014.
Three months ended June 30, 2015 as compared to the three months ended June 30, 2014.
The following table provides summary information about our results of operations for the three months ended June 30, 2015 and 2014 ($ in thousands):

	Three Months Ended June 30,
	2015	2014	Increase (Decrease)	Percentage Change	$ Change due to Acquisition(1)	$ Change due to Dispositions(2)	$ Change due to Same Store (3)	$ Change due to Held for Sale(4)
Rental revenue	$8,465	$7,889	$576	7.3%	$1,566	$(932)	$18	$(76)
Hotel revenue	4,314	4,138	176	4.3%	—	—	176	—
Property operating expenses	2,767	2,625	142	5.4%	338	(363)	168	(1)
Hotel operating expenses	3,116	2,988	128	4.3%	—	—	128	—
Interest expense, net	1,746	2,055	(309)	(15.0)%	170	(301)	(105)	(73)
Real estate taxes	1,572	1,352	220	16.3%	374	(119)	(27)	(8)
Property management fees	418	403	15	3.7%	45	(29)	(1)	—
Asset management fees(5)	717	98	619	631.6%	106	(39)	533	19
General and administrative	790	1,098	(308)	(28.1)%	n/a	n/a	n/a	n/a
Depreciation and amortization	3,949	3,400	549	16.1%	839	(423)	156	(23)
Gain on sale of real estate	—	11,445	(11,445)	100.0%	—	(11,445)	—	—
______________________

(1)	Represents the dollar amount increase for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 related to Lakewood Flats which we acquired on October 10, 2014.

(2)
Represents the dollar amount decrease for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 related to the dispositions of Babcock on January 8, 2015, AJS on February 21, 2015 and 1875 Lawrence on May 30, 2014.

(3)
Represents the dollar amount increase (decrease) for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 with respect to real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store for the periods ended June 30, 2015 and 2014 include Gardens Medical Pavilion, River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town, Courtyard Kauai Coconut Beach Hotel, Wimberly, 22 Exchange, and Parkside.

(4)
Represents the dollar amount increase (decrease) for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 related to Holstenplatz, which was classified as real estate held for sale as of June 30, 2015.

(5)	Total asset management fees above include fees associated with any property owned during a particular period, including those related to our disposed properties.

The following table reflects rental revenue and property operating expenses for the three months ended June 30, 2015 and 2014 for: (i) our Same Store operating portfolio; (ii) our acquisition of Lakewood Flats in 2014; (iii) our dispositions of 1875 Lawrence on May 30, 2014, Babcock on January 8, 2015, and AJS on February 21, 2015; and (iv) Holstenplatz, our property in real estate held for sale at June 30, 2015 (in thousands):

	Three Months Ended June 30,
Description	2015	2014	Change
Rental revenue
Same Store	$6,531	$6,513	$18
Acquisition	1,566	—	1,566
Dispositions	(1)	931	(932)
Real Estate Held for Sale	369	445	(76)
Total rental revenue	$8,465	$7,889	$576

Property operating expenses
Same Store	$2,259	$2,091	$168
Acquisition	338	—	338
Dispositions	55	418	(363)
Real Estate Held for Sale	115	116	(1)
Total property operating expenses	$2,767	$2,625	$142

The tables below reflect occupancy and effective monthly rental rates for our Same Store operating properties and occupancy and average daily rate (“ADR”) for Courtyard Kauai Coconut Beach Hotel:

	Occupancy (%)		Effective Monthly Rent per Square Foot/Unit/Bed ($)(2)
	As of June 30,		As of June 30,
Property(1)	2015	2014	2015	2014
Gardens Medical Pavilion	60%	80%	2.08	2.29	per sq ft
River Club and the Townhomes at River Club	93%	75%	368.57	397.66	per bed
Lakes of Margate	93%	94%	1,171.74	1,160.86	per unit
Arbors Harbor Town	90%	90%	1,171.57	1,179.65	per unit
Wimberly	96%	93%	1,031.58	980.19	per unit
22 Exchange	80%	85%	535.88	542.88	per bed
Parkside	84%	87%	1,062.86	1,013.88	per unit
______________________________

(1)
Occupancy and effective monthly rental rates for Holstenplatz, our held for sale property as of June 30, 2015, were as follows: 100% and 100% and $1.11 per square foot and $1.33 per square foot at June 30, 2015 and 2014, respectively. The exchange rates in effect on June 30, 2015 and 2014 were $1.11 and $1.36, respectively.

(2)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

	Occupancy (%)(1)		ADR ($)
	Three Months Ended June 30,		Three Months Ended June 30,
Property	2015	2014	2015	2014
Courtyard Kauai Coconut Beach Hotel	81%	80%	$137.84	$137.13
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
Revenues.  Revenues for the three months ended June 30, 2015, including Courtyard Kauai Coconut Beach Hotel, were $12.8 million, an increase of approximately $0.8 million from the three months ended June 30, 2014.  Same Store rental revenue, including our hotel revenue, for the three months ended June 30, 2015 and 2014 was approximately $10.8 million and $10.7 million, respectively, while rental revenue from our acquisition in October 2014 was $1.6 million for the three months ended June 30, 2015. Rental revenue from the dispositions of Babcock, AJS, and 1875 Lawrence was $0.9 million for the three months ended June 30, 2014. Rental revenue from Holstenplatz, which was classified as real estate held for sale as of June 30, 2015, was $0.4 million for the three months ended June 30, 2015 and 2014.
The change in revenue is primarily due to:

•
an increase in rental revenue of $1.6 million as a result of our 2014 acquisition of Lakewood Flats. This increase was partially offset by a decrease of approximately $0.9 million related to our dispositions in 2014 and 2015; and

•
an increase in hotel revenue of $0.2 million, or 4%, at the Courtyard Kauai Coconut Beach Hotel due to a 1% increase in occupancy rate and a nominal increase in ADR, resulting in a 2% increase in revenue per available room period-over-period. These improvements are primarily the result of improved operating performance.

Property Operating Expenses.    Property operating expenses for the three months ended June 30, 2015 and 2014 were $2.8 million and $2.6 million, respectively. The increase of approximately $0.1 million was primarily due to increases of $0.3 million and $0.2 million for the acquisition of Lakewood Flats and our Same Store operations, respectively. These increases were partially offset by a decrease of $0.4 million related to our 2014 and 2015 dispositions.
Hotel Operating Expenses.  Hotel operating expenses for the three months ended June 30, 2015 and 2014 were approximately $3.1 million and $3 million, respectively.
Interest Expense, net.   Interest expense for the three months ended June 30, 2015 and 2014 was $1.7 million and $2 million, respectively.  The $0.3 million decrease was primarily due to a decrease of $0.3 million related to our dispositions in 2014 and 2015 and a decrease of $0.1 million related to our Same Store operations. These decreases were partially offset by an increase of $0.2 million related to our acquisition of Lakewood Flats in the fourth quarter of 2014. For the three months ended June 30, 2015 and 2014, we capitalized interest of $0.1 million in connection with our equity method investment in Prospect Park.
Real Estate Taxes.  Real estate taxes were $1.6 million and $1.4 million for the three months ended June 30, 2015 and 2014, respectively. Our 2014 acquisition accounted for an increase of $0.4 million in real estate taxes while the three dispositions in 2014 and 2015 accounted for a $0.1 million decrease.
Property Management Fees.   Property management fees, which are based on revenues, were $0.4 million for the three months ended June 30, 2015 and 2014, and were composed of property management fees paid to unaffiliated third parties and our Property Manager or its affiliates.
Asset Management Fees.   Asset management fees for the three months ended June 30, 2015 and 2014 were $0.7 million and $0.1 million, respectively, and were composed of asset management fees paid to our Advisor and third parties with respect to our investments. Our monthly asset management fees payable to the Advisor were one-twelfth of 1.0% and based on the higher of cost or value for each asset in 2013. Pursuant to the Fourth Advisory Agreement, effective January 1, 2014, our monthly asset management fees payable to the Advisor are one-twelfth of 0.7% and based on the value for each asset as determined in connection with our establishment and publication of an estimated value per share. Assets acquired after the publication of an estimated value per share will be valued at the contract purchase price of the asset plus amounts expended in connection with the development, construction or improvement of an asset. The $0.6 million increase in asset management fees for the quarter ended June 30, 2015 was primarily due to $0.3 million of fees waived by the Advisor in the second quarter of 2014 for fees previously accrued during 2013 and an adjustment of approximately $0.1 million from the first quarter of 2014 as a result of the change in the fee structure pursuant to the Fourth Advisory Agreement. Without these one-time adjustments, asset management fees for the quarter ended June 30, 2014 would have been approximately $0.5 million under the revised fee structure. Asset management fees for the three months ended June 30, 2014 include fees related to our disposed properties. We expensed less than $0.1 million in asset management fees related to disposed properties during the three months ended June 30, 2014. We did not incur any asset management fees related to disposed properties in the three months ended June 30, 2015.

General and Administrative Expenses.   General and administrative expenses for the three months ended June 30, 2015 and 2014 were $0.8 million and $1.1 million, respectively, and were composed of audit fees, legal fees, board of directors’ fees, and other administrative expenses.  The decrease of $0.3 million during the second quarter of 2015 was primarily due to a decrease of $0.2 million in administrative service fees payable to the Advisor pursuant to the Advisory Agreement as amended in June 2015.
Depreciation and Amortization.   Depreciation and amortization for the three months ended June 30, 2015 and 2014 was approximately $3.9 million and $3.4 million, respectively.  The increase of $0.5 million during the second quarter of 2015 was primarily due to a $0.8 million increase for the acquisition of Lakewood Flats in October 2014 and a $0.2 million increase related to our Same Store operations. These increases were partially offset by a period-over-period decrease of $0.4 million due to the three dispositions in 2014 and 2015.
Gain on Sale of Real Estate. We did not sell any real estate during the three months ended June 30, 2015. During the three months ended June 30, 2014, we recorded a gain on sale of approximately $11.4 million for 1875 Lawrence which was sold on May 30, 2014. As discussed in Note 7, Real Estate and Real Estate-Related Investments, the Company did not view the disposal of 1875 Lawrence as a strategic shift and the results of operations are presented in continuing operations.
Six months ended June 30, 2015 as compared to the six months ended June 30, 2014.
The following table provides summary information about our results of operations for the six months ended June 30, 2015 and 2014 ($ in thousands):

	Six Months Ended June 30,
	2015	2014	Increase (Decrease)	Percentage Change	$ Change due to Acquisition(1)	$ Change due to Dispositions(2)	$ Change due to Same Store(3)	$ Change due to Held for Sale(4)
Rental revenue	$16,951	$15,770	$1,181	7.5%	$3,136	$(1,790)	$(24)	$(141)
Hotel revenue	9,142	8,502	640	7.5%	—	—	640	—
Property operating expenses	5,664	5,349	315	5.9%	701	(745)	346	13
Hotel operating expenses	6,274	6,010	264	4.4%	—	—	264	—
Interest expense, net	3,567	4,118	(551)	(13.4)%	340	(641)	(155)	(95)
Real estate taxes	3,156	2,765	391	14.1%	747	(319)	(25)	(12)
Property management fees	864	830	34	4.1%	94	(66)	12	(6)
Asset management fees(5)	1,442	1,068	374	35.0%	212	(173)	328	7
General and Administrative	1,711	1,957	(246)	(12.6)%	n/a	n/a	n/a	n/a
Depreciation and amortization	8,402	7,062	1,340	19.0%	2,204	(964)	144	(44)
Gain on sale of real estate	5,320	11,445	(6,125)	(53.5)%	—	(6,125)	—	—
Income tax expense	(1,664)	—	(1,664)	(100.0)%	—	(1,664)	—	—
_______________________________________

(1)	Represents the dollar amount increase for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 related to Lakewood Flats which we acquired on October 10, 2014.

(2)
Represents the dollar amount decrease for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 related to the dispositions of 1875 Lawrence on May 30, 2014, Babcock on January 8, 2015, and AJS on February 21, 2015.

(3)
Represents the dollar amount increase (decrease) for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 with respect to real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store for the periods ended June 30, 2015 and 2014 include Gardens Medical Pavilion, River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town, Courtyard Kauai Coconut Beach Hotel, Wimberly, 22 Exchange, and Parkside.

(4)
Represents the dollar amount increase (decrease) for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 related to Holstenplatz which was classified as real estate held for sale as of June 30, 2015.

(5)	Total asset management fees above include fees associated with any property owned during a particular period, including those related to our disposed properties.

The following table reflects rental revenue and property operating expenses for the six months ended June 30, 2015 and 2014 for: (i) our Same Store operating portfolio; (ii) our acquisition of Lakewood Flats in 2014; (iii) our dispositions of 1875 Lawrence on May 30, 2014, Babcock on January 8, 2015, and AJS on February 21, 2015; and (iv) Holstenplatz, our property in real estate held for sale at June 30, 2015 (in thousands):

	Six Months Ended June 30,
Description	2015	2014	Change
Rental revenue
Same Store	$12,917	$12,941	$(24)
Acquisition	3,136	—	3,136
Dispositions	168	1,958	(1,790)
Real Estate Held for Sale	730	871	(141)
Total rental revenue	$16,951	$15,770	$1,181

Property operating expenses
Same Store	$4,566	$4,220	$346
Acquisition	701	—	701
Dispositions	142	887	(745)
Real Estate Held for Sale	255	242	13
Total property operating expenses	$5,664	$5,349	$315

The tables below reflect occupancy and effective monthly rental rates for our Same Store operating properties and occupancy and ADR for Courtyard Kauai Coconut Beach Hotel:

	Occupancy (%)		Effective Monthly Rent per Square Foot/Unit/Bed ($)(2)
	As of June 30,		As of June 30,
Property(1)	2015	2014	2015	2014
Gardens Medical Pavilion	60%	80%	2.08	2.29	per sq ft
River Club and the Townhomes at River Club	93%	75%	368.57	397.66	per bed
Lakes of Margate	93%	94%	1,171.74	1,160.86	per unit
Arbors Harbor Town	90%	90%	1,171.57	1,179.65	per unit
Wimberly	96%	93%	1,031.58	980.19	per unit
22 Exchange	80%	85%	535.88	542.88	per bed
Parkside	84%	87%	1,062.86	1,013.88	per unit
______________________________

(1)
Occupancy and effective monthly rental rates for Holstenplatz, our held for sale property as of June 30, 2015, were as follows: 100% and 100% and $1.11 per square foot and $1.33 per square foot at June 30, 2015 and 2014, respectively. The exchange rates in effect on June 30, 2015 and 2014 were $1.11 and $1.36, respectively.

(2)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

	Occupancy (%)(1)		ADR ($)
	Six Months Ended June 30,		Six Months Ended June 30,
Property	2015	2014	2015	2014
Courtyard Kauai Coconut Beach Hotel	86%	85%	$141.73	$136.80
_______________________________________

(1)
Represents average occupancy for the six months ended June 30. The Courtyard Kauai Coconut Beach Hotel has 311 rooms and approximately 6,200 square feet of meeting space. Occupancy is for the entire six-month period and is based on standard industry metrics, including rooms available for rent.

Our results of operations for the respective periods presented primarily reflect decreases in most categories due to the disposition of 1875 Lawrence in 2014 and the dispositions of Babcock and AJS in 2015, respectively, partially offset by the acquisition of Lakewood Flats in October 2014. Management expects decreases in most categories in the future as we dispose of additional real estate and real estate-related assets. Although we acquired one property in 2014, we are not actively seeking to purchase additional assets at this time, but may invest capital in our current assets in order to position them for sale in the normal course of business.
Revenues.  Revenues for the six months ended June 30, 2015, including Courtyard Kauai Coconut Beach Hotel, were $26.1 million, an increase of $1.8 million from the six months ended June 30, 2014.  Same Store rental revenue (including our hotel revenue) for the six months ended June 30, 2015 and 2014 was approximately $22.1 million and $21.4 million, respectively, while rental revenue from our acquisition in 2014 was $3.1 million for the six months ended June 30, 2015. Rental revenue from Babcock and AJS disposed of in 2015 and 1875 Lawrence disposed of in 2014 was $0.2 million and $2 million for the six months ended June 30, 2015 and 2014, respectively. Rental revenue from Holstenplatz, which was classified as real estate held for sale as of June 30, 2015, was $0.7 million and $0.9 million for the six months ended June 30, 2015 and 2014, respectively.
The change in revenue is primarily due to:

•
an increase in rental revenue of $3.1 million as a result of our 2014 acquisition of Lakewood Flats. This increase was partially offset by a decrease of approximately $1.8 million related to our dispositions in 2014 and 2015 and a decrease of $0.1 million for our investment in Holstenplatz.

•
an increase in hotel revenue of $0.6 million, or 8%, at the Courtyard Kauai Coconut Beach Hotel due to a 1% increase in occupancy rate and a 4% increase in ADR, resulting in a 5% increase in revenue per available room period-over-period. These improvements are primarily the result of improved operating performance.

Property Operating Expenses.    Property operating expenses for the six months ended June 30, 2015 and 2014 were approximately $5.7 million and $5.4 million, respectively. The increase of $0.3 million was primarily due to increases of $0.7 million and $0.3 million for the acquisition of Lakewood Flats and our Same Store operations, respectively. These increases were partially offset by a decrease of $0.7 million related to our 2014 and 2015 dispositions.
Hotel Operating Expenses.  Hotel operating expenses for the six months ended June 30, 2015 and 2014 were approximately $6.3 million and $6 million, respectively. The increase in hotel operating expenses was due to additional costs as a result of increased occupancy at the Courtyard Kauai Coconut Beach Hotel.
Interest Expense, net.   Interest expense for the six months ended June 30, 2015 and 2014 was $3.6 million and $4.1 million, respectively.  The approximate $0.5 million decrease was primarily due to a decrease of $0.6 million related to our dispositions in 2014 and 2015 and a decrease of $0.2 million related to our Same Store operations. These decreases were partially offset by an increase of $0.3 million related to our acquisition of Lakewood Flats in the fourth quarter of 2014. For the six months ended June 30, 2015 and 2014, we capitalized interest of $0.2 million in connection with our equity method investment in Prospect Park.
Real Estate Taxes.  Real estate taxes were $3.2 million and $2.8 million for the six months ended June 30, 2015 and 2014, respectively. Our 2014 acquisition accounted for an increase of $0.7 million in real estate taxes while the three dispositions in 2014 and 2015 accounted for a $0.3 million decrease.
Property Management Fees.   Property management fees, which are based on revenues, were $0.9 million and $0.8 million for the six months ended June 30, 2015 and 2014, respectively, and were composed of property management fees paid to unaffiliated third parties and our Property Manager or its affiliates.
Asset Management Fees.   Asset management fees for the six months ended June 30, 2015 and 2014 were $1.4 million and $1.1 million, respectively, and were composed of asset management fees paid to our Advisor and third parties with respect to our investments. Our monthly asset management fees payable to the Advisor were one-twelfth of 1.0% and based on the higher of cost or value for each asset in 2013. Pursuant to the Fourth Advisory Agreement, effective January 1, 2014, our monthly asset management fees payable to the Advisor are one-twelfth of 0.7% and based on the value for each asset as determined in connection with our establishment and publication of an estimated value per share. Assets acquired after the publication of an estimated value per share will be valued at the contract purchase price of the asset plus amounts expended in connection with the development, construction or improvement of an asset. The $0.3 million increase in asset management fees for the six months ended June 30, 2015 was primarily due to $0.3 million of fees waived by the Advisor in the second quarter of 2014 for fees previously accrued during 2013. Without this one-time adjustment, asset management fees for the six months ended June 30, 2014 would have been approximately $1.4 million. Asset management fees for the six months ended

June 30, 2015 and 2014 include fees related to our disposed properties. We expensed less than $0.1 million and $0.2 million in asset management fees related to disposed properties during the six months ended June 30, 2015 and 2014, respectively.
General and Administrative Expenses.   General and administrative expenses for the six months ended June 30, 2015 and 2014 were approximately $1.7 million and $2 million, respectively, and were composed of audit fees, legal fees, board of directors’ fees, and other administrative expenses.  The decrease of approximately $0.3 million during the first six months of 2015 was primarily due to decreases of $0.1 million in legal fees and administrative service fees payable to the Advisor.
Depreciation and Amortization.   Depreciation and amortization for the six months ended June 30, 2015 and 2014 was approximately $8.4 million and $7.1 million, respectively.  The increase of $1.3 million during the six months ended June 30, 2015 was primarily due to a $2.2 million increase for the acquisition of Lakewood Flats in October 2014 and an increase of $0.1 million related to our Same Store operations. These increases were partially offset by a period-over-period decrease of $1 million due to the dispositions of 1875 Lawrence in May 2014 and Babcock and AJS in January and February 2015, respectively.
Gain on Sale of Real Estate. During the six months ended June 30, 2015, we recorded gains on sale of $2 million for Babcock and $3.3 million for AJS which were sold on January 8, 2015 and February 21, 2015, respectively. The gain on sale of AJS, which is located in Berlin, Germany, is net of a CTA of $0.6 million. During the six months ended June 30, 2014, we recorded a gain on sale of approximately $11.4 million for 1875 Lawrence which was sold on May 30, 2014. As discussed in Note 7, Real Estate and Real Estate-Related Investments, the Company did not view the disposals of Babcock, AJS and 1875 Lawrence as a strategic shift and the results of operations are presented in continuing operations.
Income Tax Expense. During the first quarter of 2015, we recorded a provision for income tax of approximately $2.2 million as a result of foreign income tax related to the sale of AJS. The foreign income tax was calculated on gains recognized at the exchange rate in effect on the sale date of February 21, 2015 and calculated using current tax rates. During the second quarter of 2015, we recorded a credit of $0.5 million to the provision for income tax based on a change in the estimated taxes payable on the sale of AJS. We had no income tax expense in the first six months of 2014.

Cash Flow Analysis
Six months ended June 30, 2015 as compared to the six months ended June 30, 2014.
During the six months ended June 30, 2015, net cash provided by operating activities was $5.1 million compared to $2.6 million for the six months ended June 30, 2014. The primary reasons for the increase in cash flow from operating activities were the increase in total revenues and changes in working capital.
During the six months ended June 30, 2015, net cash provided by investing activities was $15.7 million compared to $42.2 million for the six months ended June 30, 2014. The year over year difference is primarily due to $18.2 million of proceeds from the sales of Babcock and AJS during the first six months of 2015 compared to $46.3 million of proceeds from the sale of 1875 Lawrence during the first six months of 2014.
During the six months ended June 30, 2015, net cash used in financing activities was $45.4 million compared to net cash used of $17.4 million for the same period of 2014. On March 30, 2015, we paid a special cash distribution to stockholders totaling $25.7 million. During the six months ended June 30, 2015, we paid off the existing indebtedness totaling approximately $8.7 million associated with the Babcock and AJS investments, with proceeds from the sales of the two investments. In addition, we paid off the Holstenplatz debt of approximately $8.1 million on April 30, 2015. During the six months ended June 30, 2014, we paid off the existing indebtedness of approximately $15.6 million from the sale of 1875 Lawrence.

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
Our calculation of FFO for the three and six months ended June 30, 2015 and 2014 is presented below ($ in thousands except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net income (loss) attributable to the Company	$(1,960)	$(0.07)	$9,184	$0.35	$(2,133)	$(0.08)	$6,300	$0.24
Adjustments for:
Real estate depreciation and amortization(1)	3,653	0.14	2,793	0.11	7,682	0.30	6,360	0.25
Gain on sale of real estate(2)	—	—	(11,445)	(0.44)	(4,700)	(0.18)	(11,445)	(0.44)
Income tax expense associated with real estate sale(3)	(519)	(0.02)	—	—	1,615	0.06	—	—
Funds from operations (FFO) attributable to the Company	$1,174	$0.05	$532	$0.02	$2,464	$0.10	$1,215	$0.05

GAAP weighted average shares:
Basic and diluted		25,704		25,993		25,740		26,002
_________________________________

(1)
Includes our consolidated amount, as well as our pro rata share of those unconsolidated investments which we account for under the equity method of accounting, and the noncontrolling interest adjustment for the third-party partners’ share.

(2)
For the six months ended June 30, 2015, includes our proportionate share of the gain on sale of real estate related to the Babcock and AJS investments. The gain on sale of AJS is net of a cumulative foreign currency translation loss of approximately $0.6 million due to the substantial liquidation of AJS. For the three and six months ended June 30, 2014, includes the gain on the sale of real estate related to the 1875 Lawrence office building.

(3)
During the first quarter of 2015, we recorded an estimated provision for income tax of approximately $2.2 million for the six months ended June 30, 2015 as a result of foreign income tax related to the sale of AJS. During the second quarter of 2015, we recorded a credit of $0.5 million to the provision for income tax based on a change in the estimated taxes payable on the sale of AJS.

Provided below is additional information related to selected items included in net income (loss) above, which may be helpful in assessing our operating results.

•
Straight-line rental revenue was income of less than $0.1 million for the three and six months ended June 30, 2015. Straight-line rent was a charge of less than $0.1 million recognized in rental revenues for the three and six months ended June 30, 2014. The noncontrolling interest portion of straight-line rental revenue for the six months ended June 30, 2015 and 2014 was income of less than $0.1 million and a charge of less than $0.1 million, respectively.

•
Net below-market lease amortization of less than $0.1 million was recognized as an increase to rental revenue for the three and six months ended June 30, 2015. Net above-market lease amortization of less than $0.1 million was recognized as a decrease to rental revenue for the three and six months ended June 30, 2014. The noncontrolling interest portion of the net below-market lease amortization for the six months ended June 30, 2015 and the net above-market lease amortization for the six months ended June 30, 2014 was less than $0.1 million.

•
Amortization of deferred financing costs of $0.2 million and $0.4 million was recognized as interest expense for our notes payable for the three and six months ended June 30, 2015, respectively. Amortization of deferred financing costs of $0.2 million and $0.4 million was recognized as interest expense for our notes payable for the three and six months ended June 30, 2014, respectively.

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
On March 18, 2015, our board of directors authorized a special cash distribution of $25.7 million, or $1.00 per share of common stock, payable to stockholders of record as of March 30, 2015. The special cash distribution, which represents a portion of proceeds from asset sales, was paid on March 31, 2015. We did not pay any distributions to stockholders during the six months ended June 30, 2014.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
As of June 30, 2015, we maintained approximately $3.8 million in Euro-denominated accounts at European financial institutions.  After the sale of AJS in February 2015, we have one investment remaining in Europe, Holstenplatz, which is classified as real estate held for sale at June 30, 2015. As the cash is held in the same currency as the real estate assets, we believe that we are not materially exposed to any significant foreign currency fluctuations related to these accounts as it relates to ongoing property operations.  Material movements in the exchange rate of Euros could materially impact distributions from our remaining foreign investment.
Interest Rate Risk
We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $206.2 million in notes payable at June 30, 2015, $98.1 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $1 million.
Interest rate caps classified as assets were reported at their combined fair value of less than $0.1 million within prepaid expenses and other assets at June 30, 2015.  A 100 basis point decrease in interest rates would result in a less than $0.1 million net decrease in the fair value of our interest rate caps.  A 100 basis point increase in interest rates would result in a less than $0.1 million net increase in the fair value of our interest rate caps.

Item 4.   Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of June 30, 2015, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control-New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of June 30, 2015, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The terms on which we redeem shares may differ between redemptions upon a stockholder’s death, “qualifying disability” (as defined in the share redemption program) or confinement to a long-term care facility (collectively, “Exceptional Redemptions”) and all other redemptions (“Ordinary Redemptions”). Pursuant to the Third Amended and Restated Share Redemption Program, effective May 15, 2014, the cash available for redemptions was increased from $1 million to no more than $10 million in any twelve-month period. The redemption limitations apply to all redemptions, whether Ordinary Redemptions or Exceptional Redemptions.
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
Notwithstanding the redemption prices set forth above, our board of directors may determine the redemption price of the shares, pursuant to formulas or processes approved or set by them, which may differ between Ordinary Redemptions and Exceptional Redemptions. We must provide at least 30 days’ notice to stockholders before applying this new price determined by our board of directors.
Any shares approved for redemption will be redeemed on a periodic basis as determined from time to time by our board of directors, and no less frequently than annually.  We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, the cash available for redemptions is limited to no more than $10 million in any twelve-month period.  The redemption limitations apply to all redemptions, whether Ordinary Redemptions or Exceptional Redemptions.
Any redemption requests are honored pro rata among all requests received based on funds available and are not honored on a first come, first served basis. During the three months ended June 30, 2015, our board of directors redeemed all 21 Ordinary Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 37,994 shares redeemed for $0.2 million (approximately $6.35 per share).  All redemptions were funded with cash on hand.

During the three months ended June 30, 2015, our board of directors redeemed the two Exceptional Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 2,867 shares redeemed for less than $0.1 million (approximately $7.16 per share).  All redemptions were funded with cash on hand.
During the second quarter ended June 30, 2015, we redeemed shares as follows (including both Ordinary Redemptions and Exceptional Redemptions):

2015	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
April	—	$—	—
May	40,861	6.41	40,861	(1)
June	—	—	—
	40,861	$6.41	40,861
  _______________________________

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

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

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

Dated: August 13, 2015	By:	/s/ S. Jason Hall
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
First Amendment to Fourth Amended and Restated Advisory Management Agreement by and between Behringer Harvard Opportunity REIT II, Inc. and Behringer Harvard Opportunity Advisors II, LLC, dated June 6, 2015, effective as of January 1, 2015

10.2*	Contract of Sale by and between Behringer Harvard 9727 Touchton Road, LLC, as seller, and WW Deerwood LLC, as purchaser, dated July 20, 2015

99.1
Third Amended and Restated Share Redemption Program of Behringer Harvard Opportunity REIT II, Inc. adopted as of May 15, 2014 (incorporated by reference to Exhibit 99.2 to Form 8-K filed on May 16, 2014)

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*	Section 1350 Certification**

32.2*	Section 1350 Certification**

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 13, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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