Form 10-Q
period 2015-09-30
Behringer Harvard Opportunity REIT II, Inc.
filed 2015-11-12
CIK 1387061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Yes ☐ No ☒

As of October 31, 2015, Behringer Harvard Opportunity REIT II, Inc. had 25,585,198 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.
FORM 10-Q
Quarter Ended September 30, 2015

PART I
FINANCIAL INFORMATION
Item 1.                 Financial Statements.
Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except shares)
(unaudited)

	September 30, 2015	December 31, 2014
Assets
Real estate
Land and improvements, net	$51,560	$60,374
Buildings and improvements, net	188,453	228,650
Real estate under development	215	274
Total real estate	240,228	289,298
Assets associated with real estate held for sale	—	12,951
Cash and cash equivalents	79,008	72,949
Restricted cash	4,603	4,199
Accounts receivable, net	2,490	2,208
Prepaid expenses and other assets	1,366	1,402
Investment in unconsolidated joint venture	14,350	13,973
Furniture, fixtures and equipment, net	6,060	8,244
Deferred financing fees, net	1,685	2,617
Lease intangibles, net	303	1,850
Total assets	$350,093	$409,691
Liabilities and Equity
Notes payable	$179,153	$216,294
Accounts payable	463	702
Payables to related parties	354	466
Acquired below-market leases, net	84	210
Distributions payable to noncontrolling interest	40	19
Income taxes payable	1,896	—
Accrued and other liabilities	8,581	6,232
Obligations associated with real estate held for sale	—	9,212
Total liabilities	190,571	233,135

Commitments and contingencies	—	—

Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 25,654,986 and 25,801,669 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	3	3
Additional paid-in capital	230,243	231,240
Accumulated distributions and net loss	(77,487)	(62,477)
Accumulated other comprehensive income	(244)	(246)
Total Behringer Harvard Opportunity REIT II, Inc. equity	152,515	168,520
Noncontrolling interest	7,007	8,036
Total equity	159,522	176,556
Total liabilities and equity	$350,093	$409,691
See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Rental revenue	$8,349	$7,545	$25,300	$23,315
Hotel revenue	4,190	3,812	13,332	12,313
Total revenues	12,539	11,357	38,632	35,628
Expenses
Property operating expenses	3,172	2,944	8,836	8,293
Hotel operating expenses	3,166	3,028	9,440	9,037
Interest expense, net	1,711	1,785	5,278	5,903
Real estate taxes	1,637	1,144	4,793	3,909
Property management fees	415	380	1,279	1,209
Asset management fees	657	601	2,099	1,669
General and administrative	1,061	1,125	2,772	3,082
Acquisition expense	—	4	—	30
Depreciation and amortization	3,467	3,167	11,869	10,229
Total expenses	15,286	14,178	46,366	43,361
Interest income, net	28	62	107	162
Loss on early extinguishment of debt	(613)	—	(732)	(454)
Other income (loss)	74	(21)	(95)	(24)
Loss before gain on sale of real estate and income tax benefit (expense)	(3,258)	(2,780)	(8,454)	(8,049)
Gain on sale of real estate	17,451	9	22,771	11,454
Income tax benefit (expense)	(1,076)	127	(2,740)	127
Net income (loss)	13,117	(2,644)	11,577	3,532
Net (income) loss attributable to the noncontrolling interest	(262)	154	(855)	278
Net income (loss) attributable to the Company	$12,855	$(2,490)	$10,722	$3,810
Weighted average shares outstanding:
Basic and diluted	25,667	25,935	25,715	25,980
Basic and diluted income (loss) per share	$0.50	$(0.10)	$0.42	$0.15
Distributions declared per common share	$—	$0.50	$1.00	$0.50
Comprehensive income (loss):
Net income (loss)	$13,117	$(2,644)	$11,577	$3,532
Other comprehensive income (loss):
Reclassification of unrealized loss on interest rate derivatives to net income	—	18	—	55
Reclassification of unrealized (gain) loss on currency translation to net income	(346)	—	250	—
Foreign currency translation gain (loss)	124	(492)	(248)	(519)
Total other comprehensive income (loss)	(222)	(474)	2	(464)
Comprehensive income (loss)	12,895	(3,118)	11,579	3,068
Comprehensive (income) loss attributable to noncontrolling interest	(262)	151	(855)	268
Comprehensive income (loss) attributable to the Company	$12,633	$(2,967)	$10,724	$3,336

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Convertible Stock		Common Stock			Accumulated Distributions and Net Income(Loss)	Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital			Noncontrolling Interest	Total Equity
Balance at January 1, 2014	1	$—	26,016	$3	$232,903	$(49,520)	$498	$8,905	$192,789
Net income						3,810		(278)	3,532
Redemption of common stock			(108)		(863)				(863)
Distributions declared on common stock						(12,954)			(12,954)
Contributions from noncontrolling interest								82	82
Distributions to noncontrolling interest								(683)	(683)
Other comprehensive income:
Reclassification of unrealized loss on interest rate derivatives to net income							45	10	55
Foreign currency translation loss							(519)		(519)
Balance at September 30, 2014	1	$—	25,908	$3	$232,040	$(58,664)	$24	$8,036	$181,439

Balance at January 1, 2015	1	$—	25,802	$3	$231,240	$(62,477)	$(246)	$8,036	$176,556
Net income						10,722		855	11,577
Redemption of common stock			(147)		(997)				(997)
Distributions declared on common stock						(25,732)			(25,732)
Contributions from noncontrolling interest								499	499
Distributions to noncontrolling interest								(2,383)	(2,383)
Other comprehensive income (loss):
Reclassification of unrealized loss on currency translation to net income							250		250
Foreign currency translation loss							(248)		(248)
Balance at September 30, 2015	1	$—	25,655	$3	$230,243	$(77,487)	$(244)	$7,007	$159,522

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$11,577	$3,532
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	11,721	10,146
Amortization of deferred financing fees	540	588
Gain on sale of real estate	(22,771)	(11,454)
Loss on early extinguishment of debt	732	454
Loss on derivatives	15	188
Change in operating assets and liabilities:
Accounts receivable	232	(14)
Prepaid expenses and other assets	22	(573)
Accounts payable	(239)	745
Income taxes payable	1,951	—
Accrued and other liabilities	1,460	(422)
Payables to related parties	(112)	(315)
Addition of lease intangibles	(28)	(283)
Cash provided by operating activities	5,100	2,592
Cash flows from investing activities:
Acquisition deposits reimbursed	—	500
Investment in unconsolidated joint venture	(377)	(370)
Proceeds from sale of real estate	79,075	46,300
Additions of property and equipment	(3,399)	(6,878)
Change in restricted cash	(404)	220
Cash provided by investing activities	74,895	39,772
Cash flows from financing activities:
Financing costs	(379)	(101)
Payments on notes payable	(44,674)	(17,212)
Payment of loan deposits	—	(170)
Redemptions of common stock	(997)	(863)
Distributions paid on common stock	(25,732)	(12,954)
Contributions from noncontrolling interest holders	499	82
Distributions to noncontrolling interest holders	(2,362)	(683)
Cash used in financing activities	(73,645)	(31,901)
Effect of exchange rate changes on cash and cash equivalents	(291)	(160)
Net change in cash and cash equivalents	6,059	10,303
Cash and cash equivalents at beginning of period	72,949	94,877
Cash and cash equivalents at end of period	$79,008	$105,180
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
We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  We have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality and multifamily.  We have purchased existing, income-producing properties and newly-constructed properties. We have also invested in a mortgage loan and a mezzanine loan. We are not actively seeking to purchase additional assets at this time, but may invest capital in our current assets in order to position them for sale in the normal course of business. We intend to hold the various real properties in which we have invested until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. As of September 30, 2015, we had nine real estate investments, eight of which were consolidated in our condensed consolidated financial statements (one wholly owned and seven properties consolidated through investments in joint ventures). We have sold four properties in 2015; Babcock Self Storage (“Babcock”) on January 8, Alte Jakobstraße (“AJS”) on February 21, Holstenplatz on September 1, and Wimberly at Deerwood (“Wimberly”) on September 9. We anticipate we will complete the disposition phase in 2017 or 2018.
Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware (“Behringer Harvard Opportunity OP II”).  As of September 30, 2015, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in Behringer Harvard Opportunity OP II as its sole general partner.  As of September 30, 2015, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of Behringer Harvard Opportunity OP II and owned the remaining 99.9% interest in Behringer Harvard Opportunity OP II.
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
As of September 30, 2015, we had issued 26.7 million shares of our common stock, including 22,471 shares owned by Behringer and 2.2 million shares issued through the distribution reinvestment plan.  As of September 30, 2015, we had redeemed 1 million shares of our common stock and had 25.7 million shares of common stock outstanding.  As of September 30, 2015, we had 1,000 shares of convertible stock outstanding held by an affiliate of Behringer.
Our common stock is not currently listed on a national securities exchange.  The timing of a liquidity event will depend upon then prevailing market conditions. We are in the process of disposing assets. We currently expect to complete the disposition phase in 2017 or 2018 and begin liquidating, and distributing the net proceeds to our stockholders. Economic or market conditions may, however, result in different holding periods for different assets.

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
The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheet as of September 30, 2015, the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2015 and 2014 and condensed consolidated statements of equity and cash flows for the nine months ended September 30, 2015 and 2014 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our condensed consolidated financial position as of September 30, 2015 and December 31, 2014 and our condensed consolidated results of operations and cash flows for the periods ended September 30, 2015 and 2014.  Such adjustments are of a normal recurring nature.
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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of September 30, 2015 and December 31, 2014, accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

September 30, 2015	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost	$215,363	$54,069	$3,031	$(184)
Less: depreciation and amortization	(26,910)	(2,509)	(2,728)	100
Net	$188,453	$51,560	$303	$(84)

December 31, 2014	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost(1)	$252,812	$62,447	$4,551	$(469)
Less: depreciation and amortization(1)	(24,162)	(2,073)	(2,701)	259
Net	$228,650	$60,374	$1,850	$(210)
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

Anticipated amortization expense associated with the acquired lease intangibles for each of the following five years as of September 30, 2015 was as follows:

Year	Lease / Other Intangibles
October 1, 2015 - December 31, 2015	$9
2016	36
2017	20
2018	(14)
2019	(12)
Real Estate Held for Sale and Discontinued Operations
We classify properties as held for sale when certain criteria are met in accordance with GAAP.  At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property.  Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell.  During the fourth quarter of 2014, we entered into sales contracts for Babcock, a self storage facility in Texas, and AJS, an office building located in Berlin, Germany, and classified Babcock and AJS as real estate held for sale in our consolidated balance sheet at December 31, 2014. We sold Babcock on January 8, 2015 and AJS on February 21, 2015. We did not have any properties classified as held for sale at September 30, 2015.
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
We believe the carrying value of our operating real estate is currently recoverable. Accordingly, there were no impairment charges for the three and nine months ended September 30, 2015 and 2014.  However, if market conditions worsen unexpectedly or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.
Investment in Unconsolidated Joint Venture
We provide funding to third-party developers for the acquisition, development, and construction of real estate (“ADC Arrangement”).  Under an ADC Arrangement, we may participate in the residual profits of the project through the sale or refinancing of the property.  We evaluate this arrangement to determine if it has characteristics similar to a loan or if the characteristics are more similar to a joint venture or partnership such as participating in the risks and rewards of the project as an owner or an investment partner.  When we determine that the characteristics are more similar to a jointly-owned investment or partnership, we account for the arrangement as an investment in an unconsolidated joint venture under the equity method of accounting or a direct investment (consolidated basis of accounting) instead of applying loan accounting. The ADC Arrangement is reassessed at each reporting period. See Note 9, Investment in Unconsolidated Joint Venture, for further discussion.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Revenue Recognition
We recognize rental income generated from leases of our operating properties on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Straight-line rent was income of less than $0.1 million recognized in rental revenues for the three and nine months ended September 30, 2015. Straight-line rent was income of less than $0.1 million recognized in rental revenues for the three and nine months ended September 30, 2014. Leases associated with our multifamily, student housing, and hotel assets are generally short-term in nature, and thus have no straight-line rent. Net below-market lease amortization was income of less than $0.1 million recognized in rental revenues for the three and nine months ended September 30, 2015. Net below-market lease amortization of less than $0.1 million was recognized in rental revenues for the three and nine months ended September 30, 2014.
Hotel revenue is derived from the operations of the Courtyard Kauai Coconut Beach Hotel and consists primarily of guest room, food and beverage, and other ancillary revenues such as laundry and parking. Hotel revenue is recognized as the services are rendered.
Accounts Receivable
Accounts receivable primarily consist of receivables related to our consolidated properties of $2.5 million and $2.2 million as of September 30, 2015 and December 31, 2014, respectively, and included straight-line rental revenue receivables of $0.3 million and $0.6 million as of September 30, 2015 and December 31, 2014, respectively.
Furniture, Fixtures, and Equipment
Furniture, fixtures, and equipment are recorded at cost and are depreciated according to the Company’s capitalization policy, which uses the straight-line method over their estimated useful lives of five to seven years.  Furniture, fixtures and equipment associated with properties classified as held for sale are not depreciated. Maintenance and repairs are charged to operations as incurred.  Accumulated depreciation associated with our furniture, fixtures, and equipment was $7.5 million and $6.4 million as of September 30, 2015 and December 31, 2014, respectively.
Deferred Financing Fees
Deferred financing fees are recorded at cost and are amortized to interest expense of our notes payable using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $2.3 million and $2.2 million as of September 30, 2015 and December 31, 2014, respectively.
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
The Company recorded a provision for income tax of approximately $2.2 million in the first quarter of 2015 as a result of estimated foreign income tax related to the sale of AJS, which is located in Berlin, Germany. The foreign income tax was calculated on gains recognized at the exchange rate in effect on the sale date of February 21, 2015 and calculated using current tax rates. During the second quarter of 2015, we recorded a credit of $0.5 million to the provision for income tax based on a change in the estimated taxes payable on the sale of AJS. We recorded a provision for income tax of approximately $1 million in the third quarter of 2015 as a result of estimated foreign income tax related to the sale of Holstenplatz, which is located in Hamburg, Germany.

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
The Euro is the functional currency for the operations of AJS and Holstenplatz. We sold AJS in February 2015 and Holstenplatz in September 2015. We also maintain a Euro-denominated bank account that is translated into U.S. dollars at the current exchange rate at each reporting period. For the three and nine months ended September 30, 2015, the foreign currency translation adjustment was a gain of $0.1 million and a loss of $0.2 million, respectively. For the three and nine months ended September 30, 2014, the foreign currency translation adjustment was a loss of $0.5 million.
When the Company has substantially liquidated its investment in a foreign entity, the cumulative translation adjustment (“CTA”) balance is required to be released into earnings. In accordance with ASU 2013-05, upon disposal of the property, we would recognize the CTA as an adjustment to the gain on sale. During the first quarter of 2015, we recognized a CTA of approximately $0.6 million as a reduction to the gain on sale of our AJS office building, which we sold on February 21, 2015. We sold our wholly owned investment in the Holstenplatz office building, located in Hamburg, Germany, on September 1, 2015. We recognized a CTA credit of approximately $0.4 million as an increase to the gain on sale of Holstenplatz. With the sale of Holstenplatz, we no longer have foreign operations.
Concentration of Credit Risk
At September 30, 2015 and December 31, 2014, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.
Geographic and Asset Type Concentration
Our investments in target assets may at times be concentrated in certain asset types that are subject to higher risk of foreclosure, or secured by assets concentrated in a limited number of geographic locations. For the nine months ended September 30, 2015, excluding Babcock and AJS (which were sold in the first quarter of 2015) and Holstenplatz and Wimberly (which were sold in the third quarter of 2015), 39% and 13% of our total revenues were derived from our properties located in Hawaii and Florida, respectively. Additionally, excluding our properties sold in 2015, 39%, 39%, and 18% of our total revenues for the nine months ended September 30, 2015 were from our multifamily, hotel, and student housing investments, respectively. To the extent that our portfolio is concentrated in limited geographic regions or types of assets, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to fund our operations.
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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Earnings per Share
Net income (loss) per share is calculated based on the weighted average number of common shares outstanding during each period.  The weighted average shares outstanding used to calculate both basic and diluted loss per share were the same for each of the three and nine months ended September 30, 2015 and 2014, as there were no potentially dilutive securities outstanding.
Subsequent Events
We have evaluated subsequent events for recognition or disclosure in our condensed consolidated financial statements.

4.                 New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2014-09”) to ASC Topic 606, Revenue from Contracts with Customers.  ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.  ASU 2014-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017, as adjusted by a one-year deferral of the new revenue standard, confirmed by FASB in the July 2015 meeting. In addition, early adoption will be permitted as of the original effective date in ASU 2014-09, which for public companies was annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. Either full retrospective adoption or modified retrospective adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.
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
In April 2015, the FASB issued an update (“ASU 2015-03”) to ASC Topic 835, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented as a deferred charge. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this updated guidance. ASU 2015-03 is effective for public companies in interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance requires retrospective application. As of September 30, 2015, we have $1.7 million of net deferred financing costs that would be reclassified from a long-term asset to a reduction in the carrying amount of our debt.

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
We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of December 31, 2014:

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$28	$—	$28
Courtyard Kauai Coconut Beach Hotel was our only remaining asset with an interest rate cap as of September 30, 2015 and it had a nominal value.
Derivative financial instruments classified as assets are included in prepaid expenses and other assets on the balance sheet.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6.                   Financial Instruments not Reported at Fair Value
We determined the following disclosure of estimated fair values using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value.  The use of different market assumptions or only estimation methodologies may have a material effect on the estimated fair value amounts.
As of September 30, 2015 and December 31, 2014, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable to noncontrolling interests were at amounts that reasonably approximated their fair value based on their highly-liquid nature and short-term maturities.  The notes payable of $179.2 million as of September 30, 2015 and $216.3 million, excluding $9.1 million of contractual obligations on real estate held for sale as of December 31, 2014, have a fair value of approximately $179.8 million and $217.1 million as of September 30, 2015 and December 31, 2014, respectively, based upon interest rates for debt with similar terms and remaining maturities that management believes we could obtain.  The fair value of the notes payable is categorized as a Level 2 basis.  The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities.  The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.  Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2015 and December 31, 2014.

7.      Real Estate and Real Estate-Related Investments
As of September 30, 2015, we consolidated eight real estate assets. The following table presents certain information about our consolidated investments as of September 30, 2015:

Property Name	Description	Location	Date Acquired	Ownership Interest
Gardens Medical Pavilion(1)	Medical office building	Palm Beach Gardens, Florida	October 20, 2010	80.4%
Courtyard Kauai Coconut Beach Hotel	Hotel	Kauai, Hawaii	October 20, 2010	80%
River Club and the Townhomes at River Club	Student housing	Athens, Georgia	April 25, 2011	85%
Lakes of Margate	Multifamily	Margate, Florida	October 19, 2011	92.5%
Arbors Harbor Town	Multifamily	Memphis, Tennessee	December 20, 2011	94%
22 Exchange	Student housing	Akron, Ohio	April 16, 2013	90%
Parkside Apartments (“Parkside”)	Multifamily	Sugar Land, Texas	August 8, 2013	90%
Lakewood Flats	Multifamily	Dallas, Texas	October 10, 2014	100%
_________________________________________

(1)
We acquired a portfolio of eight medical office buildings, known as the Original Florida MOB Portfolio on October 8, 2010.  We acquired a medical office building known as Gardens Medical Pavilion on October 20, 2010.  Collectively, the Original Florida MOB Portfolio and Gardens Medical Pavilion were referred to as the Florida MOB Portfolio.  The Florida MOB Portfolio consisted of nine medical office buildings.  On September 20, 2013, we sold the Original Florida MOB Portfolio. As of September 30, 2015, we own approximately 80.4% of the remaining building, Gardens Medical Pavilion.

Real Estate Asset Dispositions
Babcock Self Storage
On January 8, 2015, we sold Babcock for a contract sales price of approximately $5.4 million. We recorded a gain on sale of real estate of $2 million and loss on early extinguishment of debt of less than $0.1 million, which was composed of the write-off of deferred financing fees and an early termination fee. A portion of the proceeds from the sale were used to pay off in full the existing indebtedness of approximately $2.1 million associated with the storage facility. Babcock was classified as held for sale on our consolidated balance sheet at December 31, 2014.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Alte Jakobstraße
On February 21, 2015, we sold AJS, which is located in Berlin, Germany, for a contract sales price of approximately €12.4 million (approximately $14.1 million).  We recorded a gain on sale of real estate of approximately $3.3 million, which is net of a CTA of approximately $0.6 million. We recognized a loss on early extinguishment of debt of less than $0.1 million, which was composed of the write-off of deferred financing fees and an early termination fee. A portion of the proceeds from the sale were used to fully satisfy the existing indebtedness associated with the property of approximately €5.7 million (approximately $6.5 million). The Company recorded a provision for income tax of approximately $2.2 million during the first quarter of 2015 as a result of foreign income tax related to the sale. During the second quarter of 2015, we recorded a credit of $0.5 million to the provision for income tax based on a change in the estimated taxes payable on the sale of AJS. AJS was classified as held for sale on our consolidated balance sheet at December 31, 2014.
Holstenplatz
On September 1, 2015, we sold Holstenplatz, which is located in Hamburg, Germany, for a contract sales price of approximately €16.4 million (approximately $18.4 million ).  We paid off the balance of the Holstenplatz debt of $8.1 million on its maturity date of April 30, 2015. We recorded a gain on sale of real estate of approximately $8.6 million, which includes a CTA credit of approximately $0.4 million . The Company recorded a provision for income tax of approximately $1 million as a result of foreign income tax related to the sale. Holstenplatz was classified as held for sale on our consolidated balance sheet at June 30, 2015.
The foreign income tax for our AJS and Holstenplatz sales were calculated on gains recognized at the exchange rate in effect on the sale dates of February 21, 2015 and September 1, 2015, respectively, and were calculated using current tax rates. All U.S. dollar amounts related to the AJS and Holstenplatz sales were based on the exchange rate in effect on their respective sale dates.
Wimberly
On September 9, 2015, we sold Wimberly, a 322-unit multifamily community in Jacksonville, Florida, for a contract sales price of approximately $43.5 million. We recorded a gain on sale of real estate of $8.9 million and loss on early extinguishment of debt of $0.6 million, which was composed of the write-off of deferred financing fees of $0.3 million and an early termination fee of $0.3 million. A portion of the proceeds from the sale of the asset were used to pay off in full the existing indebtedness of approximately $26.4 million secured by the property.
Sales of Real Estate Reported in Continuing Operations
The Company does not view any of the 2015 disposals of Babcock, AJS, Holstenplatz and Wimberly or the 2014 disposal of 1875 Lawrence as a strategic shift. Therefore, the results of operations for Holstenplatz and Wimberly are presented in continuing operations in the consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014. The results of operations for Babcock and AJS are presented in continuing operations for the nine months ended September 30, 2015 and the three and nine months ended September 30, 2014.
The following table presents our sales of real estate for the nine months ended September 30, 2015 ($ in millions):

Date of Sale	Property	Ownership Interest	Sales Contract Price	Net Cash Proceeds(1)	Gain on Sale of Real Estate
January 8, 2015	Babcock Self Storage	85%	$5.4	$5.2	$2.0
February 21, 2015	Alte Jakobstraße	99.7%	$14.1	$13.0	$3.3
September 1, 2015	Holstenplatz	100%	$18.4	$18.0	$8.6
September 9, 2015	Wimberly	95%	$43.5	$42.9	$8.9
______________________________________

(1)
A portion of the net cash proceeds was used to pay off the property-associated debt of $2.1 million, $6.5 million and $26.4 million for Babcock, AJS and Wimberly, respectively. The Holstenplatz debt was paid off on April 30, 2015.

In addition, we sold our 1875 Lawrence office building on May 30, 2014, which is included in continuing operations for the nine months ended September 30, 2014.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents net income attributable to the Company for the three and nine months ended September 30, 2015 and 2014 related to Babcock, AJS, Holstenplatz, Wimberly and 1875 Lawrence. Net income for the three months ended September 30, 2015 includes the gains on sale of Holstenplatz and Wimberly of $8.6 million and $8.9 million, respectively for a total of $17.5 million. Net income for the nine months ended September 30, 2015 includes the gain on sale of Babcock, AJS, Holstenplatz and Wimberly for a total of $22.8 million. Net income for the nine months ended September 30, 2014 includes the gain on sale of 1875 Lawrence of $11.5 million:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Description	2015	2014	2015	2014
Net income attributable to the Company	$15.2	$(0.1)	$17.8	$9.4

8.      Real Estate Held for Sale
As of December 31, 2014, Babcock and AJS were classified as real estate held for sale on our consolidated balance sheet. We sold both of these properties in the first quarter of 2015. The Company does not view the sales of Babcock and AJS as a strategic shift. Therefore, the results of operations for Babcock and AJS are presented in continuing operations for the nine months ended September 30, 2015 and the three and nine months ended September 30, 2014. See Note 7, Real Estate and Real Estate-Related Investments, under the caption Sales of Real Estate Reported in Continuing Operations.
We did not have any real estate assets classified as held for sale as of September 30, 2015.
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
As of September 30, 2015, the outstanding principal balance under our mezzanine loan was $15.2 million. Interest capitalized for the three and nine months ended September 30, 2015 was $0.1 million and $0.4 million, respectively. Interest capitalized for the three and nine months ended September 30, 2014 was $0.1 million and $0.4 million, respectively.  For the three and nine months ended September 30, 2015 and 2014, we recorded no equity in earnings (losses) of unconsolidated joint venture related to our equity method investment in Prospect Park.
The following table sets forth our ownership interest in Prospect Park:

	Ownership Interest		Carrying Amount
Property Name	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Prospect Park	N/A	N/A	$14,350	$13,973

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10.                     Notes Payable
The following table sets forth information on our notes payable as of September 30, 2015 and December 31, 2014:

	Notes Payable as of
Description	September 30, 2015	December 31, 2014	Interest Rate		Maturity Date
Holstenplatz(1)	n/a	$9,125	3.887%		4/30/2015
Courtyard Kauai Coconut Beach Hotel(2)	38,000	38,000	30-day LIBOR + .95%	(3)	11/9/2015
Florida MOB Portfolio - Gardens Medical Pavilion	13,395	13,678	4.9%		1/1/2018
River Club and the Townhomes at River Club	24,393	24,664	5.26%		5/1/2018
Lakes of Margate	14,558	14,723	5.49% and 5.92%		1/1/2020
Arbors Harbor Town	25,248	25,591	3.985%		1/1/2019
Wimberly	—	26,685	30-day LIBOR + 2.28%	(3)	3/1/2023
22 Exchange	19,500	19,500	3.93%		5/5/2023
Parkside(4)	10,559	10,828	5%		6/1/2018
Lakewood Flats	33,500	33,500	30-day LIBOR + 1.5%	(3)	11/5/2019
	$179,153	$216,294
Notes payable in obligations associated with real estate held for sale:
Holstenplatz(1)	$—	n/a	3.887%		4/30/2015
Babcock Self Storage(5)	—	2,137	5.8%		8/30/2018
Alte Jakobstraße(5)	—	6,985	2.3%		12/30/2015
	$—	$9,122
Total notes payable obligations	$179,153	$225,416
_________________________________

(1)
We paid off the balance of the Holstenplatz debt on April 30, 2015. The property was classified as real estate held for sale on our condensed consolidated balance sheet as of June 30, 2015 and we sold it on September 1, 2015.

(2)	On the maturity date, November 9, 2015, we exercised the renewal option on our debt secured by Courtyard Kauai Coconut Beach Hotel to extend the term 18 months to May 9, 2017.

(3)	30-day London Interbank Offer Rate (“LIBOR”) was 0.19% at September 30, 2015.

(4)	Includes approximately $0.4 million of unamortized premium related to debt we assumed at acquisition.

(5)
As of December 31, 2014, Babcock and AJS were classified as real estate held for sale on our consolidated balance sheet. The properties were sold in the first quarter of 2015 and a portion of the sales proceeds for each property was used to pay off the existing indebtedness in full.

At September 30, 2015, our notes payable balance was $179.2 million and consisted of the notes payable related to our consolidated properties.  We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the Courtyard Kauai Coconut Beach Hotel, 22 Exchange, and Parkside notes payable. Interest capitalized for the three and nine months ended September 30, 2015 was $0.1 million and $0.4 million, respectively, in connection with our equity method investment in Prospect Park. Interest capitalized for the three and nine months ended September 30, 2014 was $0.1 million and $0.4 million, respectively.
On the maturity date, November 9, 2015, we exercised the renewal option on our debt secured by Courtyard Kauai Coconut Beach Hotel to extend the term 18 months to May 9, 2017. The loan will continue to bear interest at a variable annual rate of 30-day LIBOR plus 0.95% and requires monthly payments of interest only during its term, with the unpaid principal and interest due at maturity.

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
We paid off the Holstenplatz debt of approximately $8.1 million on its maturity date of April 30, 2015. The property was classified as real estate held for sale on our condensed consolidated balance sheet as of June 30, 2015 and we sold it on September 1, 2015. On September 9, 2015, we sold Wimberly to an unaffiliated third party and used a portion of the proceeds from the sale to fully satisfy the existing indebtedness of approximately $26.4 million.
We are subject to customary affirmative, negative, and financial covenants and representations, warranties, and borrowing conditions, all as set forth in our loan agreements, including, among other things, maintaining minimum debt service coverage ratios, loan to value ratios and liquidity. As of September 30, 2015, we believe we were in compliance with the covenants under our loan agreements.
The following table summarizes our contractual obligations for principal payments as of September 30, 2015:

Year	Amount Due(1)
October 1, 2015 - December 31, 2015	$415
2016	1,912
2017	40,135
2018	46,850
2019	57,809
Thereafter	31,584
Total contractual obligations for principal payments	$178,705
Unamortized premium	448
Total notes payable	$179,153

_________________________________

(1)
Our debt secured by Courtyard Kauai Coconut Beach Hotel, with a principal balance of $38 million at September 30, 2015, was scheduled to mature on November 9, 2015. We exercised the loan’s renewal option to extend the term 18 months to May 9, 2017. The loan requires monthly payments of interest only during its remaining term, with the unpaid principal and interest due at maturity. The loan is presented in the contractual obligations table above based on its terms, as renewed.

11.               Leasing Activity
Future minimum base rental payments of our remaining office property due to us under non-cancelable leases in effect as of September 30, 2015 are as follows:

Year	Amount Due
October 1, 2015 - December 31, 2015	$287
2016	1,157
2017	1,028
2018	716
2019	646
Thereafter	2,992
Total	$6,826

The schedule above does not include rental payments due to us from our multifamily, hotel, and student housing properties, as leases associated with these properties typically are for periods of one year or less. We have one remaining office property at September 30, 2015, Gardens Medical Pavilion, located in Palm Beach Gardens, Florida.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12.               Derivative Instruments and Hedging Activities
We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations.  The hedging strategy of entering into interest rate caps and swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.  As of September 30, 2015, we had one remaining interest rate cap and it was not designated as a hedging instrument. We had an interest rate cap associated with the debt on our Wimberly property, however this debt was paid off when the property sold on September 9, 2015.
Derivative instruments classified as assets were reported at their combined fair values of less than $0.1 million in prepaid expenses and other assets at September 30, 2015 and December 31, 2014. During the nine months ended September 30, 2014, we recorded a reclassification of unrealized loss to interest expense of less than $0.1 million to adjust the carrying amount of the interest rate caps. During the nine months ended September 30, 2015, we had no reclassification of unrealized loss to interest expense.  The reclassification out of OCI in our statement of equity for the nine months ended September 30, 2014 was due to all derivatives being designated as non-hedging instruments as of January 1, 2013.
The following table summarizes the notional value of our one remaining derivative financial instrument.  The notional value provides an indication of the extent of our involvement in this instrument, but does not represent exposure to credit, interest rate, or market risks:

Type / Description	Notional Value	Interest Rate / Strike Rate	Index	Maturity Date
Not Designated as Hedging Instruments
Interest rate cap - Courtyard Kauai Coconut Beach Hotel	$38,000	3.00%	30-day LIBOR	October 15, 2016
The table below presents the fair value of our derivative financial instruments, as well as their classification on the consolidated balance sheets as of September 30, 2015 and December 31, 2014:

Derivatives not designated as hedging instruments:		Asset Derivatives
	Balance Sheet Location	September 30, 2015(1)	December 31, 2014

Interest rate derivative contracts	Prepaid expenses and other assets	$—	$28
______________________________________

(1)	Courtyard Kauai Coconut Beach Hotel interest rate cap had a nominal value and was our only remaining asset with an interest rate cap as of September 30, 2015.
The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014:

Derivatives Not Designated as Hedging Instruments
Amount of Loss
Three months ended September 30,		Nine months ended September 30,
2015(1)	2014	2015	2014
$—	$29	$15	$188
______________________________________

(1)
Courtyard Kauai Coconut Beach Hotel interest rate cap had a nominal value and was our only remaining asset with an interest rate cap during the three months ended September 30, 2015. As a result, we had no derivative earnings during the three months ended September 30, 2015.

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
On March 18, 2015, our board of directors authorized a special cash distribution of $1.00 per share of common stock payable to stockholders of record as of March 30, 2015. The total special cash distribution of $25.7 million, which represented a portion of proceeds from asset sales, was paid on March 31, 2015. We did not pay any distributions to stockholders during the three months ended September 30, 2015. On August 8, 2014, our board of directors authorized a special distribution of $0.50 per share of common stock payable to stockholders of record as of September 15, 2014. The total special distribution of $13 million, which represented a portion of proceeds from asset sales, was paid on September 18, 2014.
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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Advisor or its affiliates receive acquisition and advisory fees of 1.5% of the amount paid in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets. In addition, the Advisor and its affiliates will also receive acquisition and advisory fees of 1.5% of the funds advanced in respect of a loan investment. We incurred acquisition and advisory fees payable to the Advisor of less than $0.1 million for the nine months ended September 30, 2015 and 2014 as a result of improvements made to our assets. During the nine months ended September 30, 2015 and 2014, we had no acquisitions.
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
In addition, the Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent that they are dedicated to making investments for us, such as wages and benefits of the investment personnel. The Advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the Advisor or its affiliates incur that are due to third parties or related to the additional services provided by the Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. For the nine months ended September 30, 2015 and 2014, we incurred less than $0.1 million in acquisition expense reimbursements.
Beginning January 1, 2014, we pay the Advisor or its affiliates a debt financing fee of 0.5% of the amount available under any loan or line of credit made available to us and will pay directly all third-party costs associated with obtaining the debt financing. We incurred no debt financing fees for the nine months ended September 30, 2015 and 2014.
We pay the Advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable to us.  We incurred no such fees for the nine months ended September 30, 2015 and 2014.
Pursuant to the Fourth Advisory Agreement, we pay the Advisor or its affiliates a monthly asset management fee which, effective January 1, 2014, was reduced to one-twelfth of 0.7% of the value of each asset. The value of our assets will be the value as determined in connection with the establishment and publication of an estimated value per share unless the asset was acquired after our publication of an estimated value per share (in which case the value of the asset will be the contract purchase price of the asset). In addition, pursuant to the Fourth Advisory Agreement, the Advisor agreed to waive asset management fees previously accrued during the period from August 2013 to December 2013 of $0.3 million. Therefore, we reversed this accrual in the second quarter of 2014. In addition, we reversed approximately $0.1 million in the second quarter of 2014 to reflect the reduction in the fee structure related to the first quarter of 2014. For the nine months ended September 30, 2015 and 2014, we expensed $2 million and $1.5 million, respectively, of asset management fees payable to the Advisor. The totals for the nine months ended September 30, 2015 and 2014 include asset management fees related to our disposed properties.
Under the Fourth Advisory Agreement, beginning January 1, 2014, instead of reimbursing the Advisor for specific expenses paid or incurred in connection with providing services to us, we pay the Advisor an administrative services fee based on a budget of expenses prepared by the Advisor. The administrative services fee is intended to reimburse for all costs associated with providing services to us under the Fourth Advisory Agreement. On June 6, 2015, we amended the Fourth

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Advisory Agreement to reduce the administrative services fee from $1.8 million for calendar year 2014 to $1.5 million for calendar year 2015. The administrative services fee is payable in four equal quarterly installments within 45 days of the end of each calendar quarter. For the nine months ended September 30, 2015 and 2014, we incurred and expensed such costs for administrative services of approximately $1.1 million and $1.3 million, respectively. In addition, effective January 1, 2015, the amended Fourth Advisory Agreement includes a provision to reimburse the Advisor for certain due diligence services provided in connection with asset dispositions or debt financings separately from the administrative services fee. We incurred $0.1 million for such costs during the nine months ended September 30, 2015.
Notwithstanding the fees and cost reimbursements payable to our Advisor pursuant to the Fourth Advisory Agreement, under our charter we may not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2015, our total operating expenses (including the asset management fee) were not excessive.
Property Manager
We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity II Management Services, LLC (“BHO II Management”), or its affiliates, fees for the management, leasing, and construction supervision of our properties.  Effective January 1, 2014, we entered into the First Amendment to the Amended and Restated Property Management and Leasing Agreement, which reduced the property management fee paid to 4.0% of gross revenues of the properties managed by BHO II Management or its affiliates. We pay BHO II Management or its affiliates an oversight fee equal to 0.5% of the gross revenues of the property managed for any property for which we contract directly with a third-party property manager.  In no event will BHO II Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay BHO II Management directly for its services, we will pay BHO II Management a management fee or oversight fee, as applicable, based only on our economic interest in the property.  We incurred and expensed property management fees or oversight fees to BHO II Management of approximately $0.5 million and $0.4 million for the nine months ended September 30, 2015 and 2014, respectively.
We pay the Advisor or its affiliates a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We incurred no construction management fees for the nine months ended September 30, 2015. We incurred $0.1 million of construction management fees for the nine months ended September 30, 2014.
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

15.              Supplemental Cash Flow Information
Supplemental cash flow information is summarized below:

	Nine months ended September 30,
Description	2015	2014
Interest paid, net of amounts capitalized	$4,959	$5,572
Income tax paid, net	856	196
Non-cash investing and financing activities:
Proceeds held in escrow through sale of real estate interests	912	—
Capital expenditures for real estate in accrued liabilities	414	705
Accrued distributions to noncontrolling interest holder	40	18

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

16.         Subsequent Events
Share Redemption Program
On November 11, 2015, our board of directors approved redemptions for the fourth quarter of 2015 totaling 69,788 shares with an aggregate redemption payment of approximately $0.4 million. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for a full description of the price at which we redeem shares under our share redemption program.
Courtyard Kauai Coconut Beach Hotel Debt Extension
Our debt secured by Courtyard Kauai Coconut Beach Hotel, with a balance of $38 million at September 30, 2015, was renewed on its maturity date, November 9, 2015. The term of the loan was extended 18 months to May 9, 2017.

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

Executive Overview
We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis.  In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who were distressed or faced time-sensitive deadlines.  In addition, our opportunistic and value-add investment strategy has included investments in real estate-related assets that present opportunities for higher current income. We have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily. We have purchased existing, income-producing properties and newly constructed properties. We have also invested in a mortgage loan and a mezzanine loan. We have made our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. While we acquired one property in 2014, we are not actively seeking to purchase additional assets at this time and have entered our disposition phase.

Liquidity and Capital Resources
We had unrestricted cash and cash equivalents of $79 million at September 30, 2015. Our principal demands for funds going forward will be for the payment of (a) operating expenses, (b) interest and principal on our outstanding indebtedness, and (c) special distributions. Generally, we expect to meet cash needs for the payment of operating expenses and interest on our outstanding indebtedness from our cash flow from operations and to fund special distributions from our proceeds from asset sales. To the extent that our cash flow from operations is not sufficient to cover our operating expenses, interest on our outstanding indebtedness, redemptions or special distributions, we expect to use borrowings and asset sales to fund such needs.
We are not actively seeking to purchase additional properties, but may invest capital in our current assets in order to position them for sale in the normal course of business. We intend to hold the various real properties in which we have invested until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. We sold 1875 Lawrence in 2014, Babcock and AJS in the first quarter of 2015, and Holstenplatz and Wimberly in the third quarter of 2015. We anticipate we will complete the disposition phase in 2017 or 2018. On March 31, 2015, we paid a special cash distribution, which represents a portion of proceeds from asset sales, of $25.7 million, or $1.00 per share of common stock.
We continually evaluate our liquidity and ability to fund future operations and debt obligations. Our debt secured by Courtyard Kauai Coconut Beach Hotel, with a balance of $38 million at September 30, 2015, was renewed on its maturity date, November 9, 2015. The term of the loan was extended 18 months to May 9, 2017. The next debt maturity for the Company is January 2018. In addition to our debt obligations, we consider other factors in evaluating our liquidity. For example, to the extent our portfolio is concentrated in certain geographic regions and types of assets, downturns relating generally to such regions and assets may result in tenants defaulting on their lease obligations at a number of our properties within a short time period.  Such defaults could negatively affect our liquidity and adversely affect our ability to fund our ongoing operations. For the nine months ended September 30, 2015, excluding our four investments sold in 2015, 39% and 13% of our total revenues were derived from our properties located in Hawaii and Florida, respectively. Additionally, excluding the four properties disposed of in 2015, during the nine months ended September 30, 2015, 39% of our total revenues were from our multifamily properties and 39% were from our hotel property.
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
At September 30, 2015, our notes payable balance was $179.2 million and had a weighted average interest rate of 3.4% compared to a balance of $216.3 million, excluding $9.1 million of contractual obligations on real estate held for sale, and a weighted average interest rate of 3.3% at December 31, 2014. We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the Courtyard Kauai Coconut Beach Hotel, 22 Exchange, and Parkside notes payable.
On January 8, 2015, we sold our Babcock property to an unaffiliated third party and used a portion of the proceeds from the sale to pay off in full the existing indebtedness of approximately $2.1 million. On February 21, 2015, we sold AJS to an unaffiliated third party and used a portion of the proceeds from the sale to payoff in full the existing indebtedness of approximately €5.7 million, or approximately $6.5 million based on the exchange rate in effect on February 21, 2015. The debt secured by our AJS property was scheduled to mature on December 30, 2015. We paid off the Holstenplatz debt of approximately $8.1 million on April 30, 2015, its maturity date, and sold the property on September 1, 2015. On September 9, 2015, we sold Wimberly to an unaffiliated third party and used a portion of the proceeds from the sale to fully satisfy the existing indebtedness of approximately $26.4 million.
Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios, loan to value ratios, and liquidity.  As of September 30, 2015, we believe we were in compliance with the debt covenants under our loan agreements.

One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of September 30, 2015. Interest payments on variable rate debt are based on rates in effect as of September 30, 2015. The table does not represent any extension options (in thousands):

	Payments Due by Period(1)
	October 1, 2015 -December 31, 2015	2016	2017	2018	2019	Thereafter	Total
Principal payments - fixed rate debt	$415	$1,912	$2,135	$46,850	$24,309	$31,584	$107,205
Principal payments - variable rate debt	—	—	38,000	—	33,500	—	71,500
Interest payments - fixed rate debt	1,273	5,052	4,940	3,308	1,579	2,449	18,601
Interest payments - variable rate debt	253	1,018	732	575	529	—	3,107
Total(2)	$1,941	$7,982	$45,807	$50,733	$59,917	$34,033	$200,413
_________________________________

(1)	Does not include approximately $0.4 million of unamortized premium related to debt we assumed on our acquisition of Parkside.

(2)	Does not include assumptions for any available extension options.

Results of Operations
As of September 30, 2015, we had nine real estate investments, eight of which were consolidated, (one wholly owned and seven properties consolidated through investments in joint ventures). As of September 30, 2014, we had 12 real estate investments, 11 of which were consolidated (one wholly owned and ten properties consolidated through investments in joint ventures). Babcock and AJS were classified as held for sale as of December 31, 2014 and both properties sold in the first quarter of 2015. We classified Holstenplatz as held for sale as of June 30, 2015 and the investment sold in the third quarter of 2015. In addition, we sold Wimberly in the third quarter of 2015. In the second quarter of 2014, we sold 1875 Lawrence. The results of operations for these properties will remain in continuing operations based on the new accounting treatment for discontinued operations, which we adopted in April 2014. We made no acquisitions during the nine months ended September 30, 2015 and 2014, and completed one acquisition during the fourth quarter of 2014.
Three months ended September 30, 2015 as compared to the three months ended September 30, 2014.
The following table provides summary information about our results of operations for the three months ended September 30, 2015 and 2014 ($ in thousands):

	Three Months Ended September 30,
	2015	2014	Increase (Decrease)	Percentage Change	$ Change due to Acquisition(1)	$ Change due to Dispositions(2)	$ Change due to Same Store (3)
Rental revenue	$8,349	$7,545	$804	10.7%	$1,597	$(768)	$(25)
Hotel revenue	4,190	3,812	378	9.9%	—	—	378
Property operating expenses	3,172	2,944	228	7.7%	361	(49)	(84)
Hotel operating expenses	3,166	3,028	138	4.6%	—	—	138
Interest expense, net	1,711	1,785	(74)	(4.1)%	171	(207)	(38)
Real estate taxes	1,637	1,144	493	43.1%	514	(104)	83
Property management fees	415	380	35	9.2%	47	(21)	9
Asset management fees(4)	657	601	56	9.3%	106	(57)	7
General and administrative	1,061	1,125	(64)	(5.7)%	n/a	n/a	n/a
Depreciation and amortization	3,467	3,167	300	9.5%	577	(416)	139
Loss on early extinguishment of debt	(613)	—	(613)	100.0%	—	(613)	—
Gain on sale of real estate(5)	17,451	9	17,442	193,800.0%	—	17,442	—
Income tax benefit (expense)	(1,076)	127	(1,203)	(947.2)%	—	(1,076)	(127)
______________________

(1)
Represents the dollar amount increase for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 related to Lakewood Flats, which we acquired on October 10, 2014.

(2)
Represents the dollar amount increase (decrease) for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 related to the 2015 dispositions of AJS, Babcock, Holstenplatz and Wimberly.

(3)
Represents the dollar amount increase (decrease) for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 with respect to real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store for the periods ended September 30, 2015 and 2014 include Gardens Medical Pavilion, River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town, Courtyard Kauai Coconut Beach Hotel, 22 Exchange, and Parkside.

(4)	Total asset management fees above include fees associated with any property owned during a particular period, including those related to our disposed properties.

(5)
The percentage increase for the gain on sale of real estate for the three months ended September 30, 2015 compared to the same period of 2014 is not meaningful. During the third quarter of 2015, we recorded gains on the sale of Holstenplatz and Wimberly totaling $17.5 million in the aggregate compared to a nominal adjustment recorded in the third quarter of 2014 for the gain on sale of 1875 Lawrence, which we sold in the second quarter of 2014.

The following table reflects rental revenue and property operating expenses for the three months ended September 30, 2015 and 2014 for: (i) our Same Store operating portfolio; (ii) our acquisition of Lakewood Flats in 2014; and (iii) our dispositions of Babcock on January 8, 2015, AJS on February 21, 2015, Holstenplatz on September 1, 2015 and Wimberly on September 9, 2015 (in thousands):

	Three Months Ended September 30,
Description	2015	2014	Change
Rental revenue
Same Store	$5,606	$5,631	$(25)
Acquisition	1,597	—	1,597
Dispositions	1,146	1,914	(768)
Total rental revenue	$8,349	$7,545	$804

Property operating expenses
Same Store	$2,304	$2,388	$(84)
Acquisition	361	—	361
Dispositions	507	556	(49)
Total property operating expenses	$3,172	$2,944	$228

The tables below reflect occupancy and effective monthly rental rates for our Same Store operating properties and occupancy and average daily rate (“ADR”) for Courtyard Kauai Coconut Beach Hotel:

	Occupancy (%)		Effective Monthly Rent per Square Foot/Unit/Bed ($)(1)
	As of September 30,		As of September 30,
Property	2015	2014	2015	2014
Gardens Medical Pavilion	62%	82%	$2.10	$2.24	per sq ft
River Club and the Townhomes at River Club	100%	100%	393.40	363.24	per bed
Lakes of Margate	93%	90%	1,189.68	1,134.52	per unit
Arbors Harbor Town	96%	93%	1,135.16	1,192.86	per unit
22 Exchange	96%	85%	541.07	508.89	per bed
Parkside	85%	89%	1,127.96	1,040.61	per unit
______________________________

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

	Occupancy (%)(1)		ADR ($)
	Three Months Ended September 30,		Three Months Ended September 30,
Property	2015	2014	2015	2014
Courtyard Kauai Coconut Beach Hotel	78%	77%	$139.02	$130.06
_______________________________________

(1)
Represents average occupancy for the three months ended September 30. The Courtyard Kauai Coconut Beach Hotel has 311 rooms and approximately 6,200 square feet of meeting space. Occupancy is for the entire three-month period and is based on standard industry metrics, including rooms available for rent.

Our results of operations for the respective periods presented primarily reflect decreases in most categories due to the dispositions of Babcock, AJS, Holstenplatz and Wimberly in 2015, partially offset by the acquisition of Lakewood Flats in October 2014. Management expects decreases in most categories in the future as we dispose of additional real estate and real estate-related assets. Although we acquired one property in 2014, we are not actively seeking to purchase additional assets at this time, but may invest capital in our current assets in order to position them for sale in the normal course of business.
Revenues.  Revenues for the three months ended September 30, 2015, including Courtyard Kauai Coconut Beach Hotel, were $12.5 million, an increase of approximately $1.2 million from the three months ended September 30, 2014.  Same Store rental revenue, including our hotel revenue, for the three months ended September 30, 2015 and 2014 was approximately $9.8 million and $9.4 million, respectively. Rental revenue from our Lakewood Flats acquisition in October 2014 was $1.6 million for the three months ended September 30, 2015. Rental revenue from Holstenplatz and Wimberly, which were sold in September 2015, was $1.1 million for the three months ended September 30, 2015. Rental revenue from Babcock, AJS, Holstenplatz and Wimberly, which were sold during 2015, was $1.9 million for the three months ended September 30, 2014.
The change in revenue is primarily due to:

•
an increase in rental revenue of $1.6 million for the third quarter of 2015 as a result of our 2014 acquisition of Lakewood Flats. This increase was partially offset by a decrease of approximately $0.8 million related to our 2015 dispositions; and

•
an increase in hotel revenue of $0.4 million, or 10%, at the Courtyard Kauai Coconut Beach Hotel due to a 1% increase in occupancy rate and a 7% increase in ADR resulting in a 10% increase in total revenue per available room period-over-period. These improvements are primarily the result of improved operating performance.

Property Operating Expenses.    Property operating expenses for the three months ended September 30, 2015 and 2014 were approximately $3.2 million and $2.9 million, respectively. The increase of approximately $0.3 million was primarily due to an increase of $0.4 million for the acquisition of Lakewood Flats, partially offset by decreases of less than $0.1 million for our Same Store operations and our 2015 dispositions.
Hotel Operating Expenses.  Hotel operating expenses for the three months ended September 30, 2015 and 2014 were approximately $3.2 million and $3 million, respectively. The increase in hotel operating expenses was due to additional costs as a result of increased occupancy at the Courtyard Kauai Coconut Beach Hotel.
Interest Expense, net.   Interest expense for the three months ended September 30, 2015 and 2014 was $1.7 million and $1.8 million, respectively.  The decrease of approximately $0.1 million was primarily due to a decrease of $0.2 million related to our dispositions in 2015 and a decrease of less than $0.1 million related to our Same Store operations. These decreases were partially offset by an increase of $0.2 million related to our acquisition of Lakewood Flats in the fourth quarter of 2014. For the three months ended September 30, 2015 and 2014, we capitalized interest of $0.1 million in connection with our equity method investment in Prospect Park.
Real Estate Taxes.  Real estate taxes were $1.6 million and $1.1 million for the three months ended September 30, 2015 and 2014, respectively. Our 2014 acquisition accounted for an increase of $0.5 million in real estate taxes and Same Store increased by $0.1 million while the four dispositions in 2015 accounted for a $0.1 million decrease.
Property Management Fees.   Property management fees, which are based on revenues, were $0.4 million for the three months ended September 30, 2015 and 2014, and were composed of property management fees paid to unaffiliated third parties and our Property Manager or its affiliates.
Asset Management Fees.   Asset management fees for the three months ended September 30, 2015 and 2014 were $0.7 million and $0.6 million, respectively, and were composed of asset management fees paid to our Advisor and third parties with respect to our investments. Asset management fees for the three months ended September 30, 2015 and 2014 include fees related to our disposed properties. We expensed asset management fees of $0.3 million related to disposed properties in the three months ended September 30, 2015.
General and Administrative Expenses.   General and administrative expenses for the three months ended September 30, 2015 and 2014 remained relatively constant at approximately $1.1 million and were composed of audit fees, legal fees, board of directors’ fees, and other administrative expenses.
Depreciation and Amortization.   Depreciation and amortization for the three months ended September 30, 2015 and 2014 was approximately $3.5 million and $3.2 million, respectively.  The increase of $0.3 million during the third quarter of 2015 was primarily due to a $0.6 million increase for the acquisition of Lakewood Flats in October 2014 and a $0.1 million increase related to our Same Store operations. These increases were partially offset by a period-over-period decrease of $0.4 million due to the dispositions in 2015.

Loss on Early Extinguishment of Debt. We recorded a loss on early extinguishment of debt of $0.6 million in the third quarter of 2015 as a result of the pay off in full of Wimberly’s existing indebtedness when we sold the property in September 2015. The $0.6 million loss was composed of the write-off of deferred financing fees of $0.3 million and an early termination fee of $0.3 million.
Gain on Sale of Real Estate. During the three months ended September 30, 2015, we recorded gains on sale of approximately $8.6 million for Holstenplatz, which was sold on September 1, 2015, and $8.9 million for Wimberly, which was sold on September 9, 2015. As discussed in Note 7, Real Estate and Real Estate-Related Investments, the Company did not view the disposals of Holstenplatz or Wimberly as a strategic shift and the results of operations are presented in continuing operations. We did not sell any real estate during the three months ended September 30, 2014.
Income Tax Expense. During the third quarter of 2015, we recorded a provision for income tax of approximately $1 million as a result of foreign income tax related to the sale of Holstenplatz. The foreign income tax was calculated on gains recognized at the exchange rate in effect on the sale date of September 1, 2015 and calculated using current tax rates. We had $0.1 million income tax benefit in the third quarter of 2014 primarily due to a partial recovery of estimated alternative minimum tax expense of $0.2 million recorded in 2013.
Nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.
The following table provides summary information about our results of operations for the nine months ended September 30, 2015 and 2014 ($ in thousands):

	Nine Months Ended September 30,
	2015	2014	Increase (Decrease)	Percentage Change	$ Change due to Acquisition(1)	$ Change due to Dispositions(2)	$ Change due to Same Store(3)
Rental revenue	$25,300	$23,315	$1,985	8.5%	$4,733	$(2,404)	$(344)
Hotel revenue	13,332	12,313	1,019	8.3%	—	—	1,019
Property operating expenses	8,836	8,293	543	6.5%	1,062	(705)	186
Hotel operating expenses	9,440	9,037	403	4.5%	—	—	403
Interest expense, net	5,278	5,903	(625)	(10.6)%	512	(1,031)	(106)
Real estate taxes	4,793	3,909	884	22.6%	1,262	(448)	70
Property management fees	1,279	1,209	70	5.8%	141	(85)	14
Asset management fees(4)	2,099	1,669	430	25.8%	318	(133)	245
General and Administrative	2,772	3,082	(310)	(10.1)%	n/a	n/a	n/a
Depreciation and amortization	11,869	10,229	1,640	16.0%	2,781	(1,275)	134
Loss on early extinguishment of debt	(732)	(454)	(278)	61.2%	—	(278)	—
Gain on sale of real estate	22,771	11,454	11,317	98.8%	—	11,317	—
Income tax benefit (expense)	(2,740)	127	(2,867)	(100.0)%	—	(2,691)	(176)
_______________________________________

(1)	Represents the dollar amount increase for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 related to Lakewood Flats which we acquired on October 10, 2014.

(2)
Represents the dollar amount decrease for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 related to the dispositions of 1875 Lawrence on May 30, 2014, Babcock on January 8, 2015, AJS on February 21, 2015, Holstenplatz on September 1, 2015 and Wimberly on September 9, 2015.

(3)
Represents the dollar amount increase (decrease) for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 with respect to real estate and real estate-related investments owned by us during the entire periods presented. Same Store for the periods ended September 30, 2015 and 2014 include Gardens Medical Pavilion, River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town, Courtyard Kauai Coconut Beach Hotel, 22 Exchange and Parkside.

(4)	Total asset management fees above include fees associated with any property owned during a particular period, including those related to our disposed properties.

The following table reflects rental revenue and property operating expenses for the nine months ended September 30, 2015 and 2014 for: (i) our Same Store operating portfolio; (ii) our acquisition of Lakewood Flats in 2014; and (iii) our dispositions of Babcock on January 8, 2015, AJS on February 21, 2015, Holstenplatz on September 1, 2015, Wimberly on September 9, 2015, and 1875 Lawrence on May 30, 2014 (in thousands):

	Nine Months Ended September 30,
Description	2015	2014	Change
Rental revenue
Same Store	$16,452	$16,796	$(344)
Acquisition	4,733	—	4,733
Dispositions	4,115	6,519	(2,404)
Total rental revenue	$25,300	$23,315	$1,985

Property operating expenses
Same Store	$6,258	$6,072	$186
Acquisition	1,062	—	1,062
Dispositions	1,516	2,221	(705)
Total property operating expenses	$8,836	$8,293	$543

The tables below reflect occupancy and effective monthly rental rates for our Same Store operating properties and occupancy and ADR for Courtyard Kauai Coconut Beach Hotel:

	Occupancy (%)		Effective Monthly Rent per Square Foot/Unit/Bed ($)(1)
	As of September 30,		As of September 30,
Property	2015	2014	2015	2014
Gardens Medical Pavilion	62%	82%	2.10	2.24	per sq ft
River Club and the Townhomes at River Club	100%	100%	393.40	363.24	per bed
Lakes of Margate	93%	90%	1,189.68	1,134.52	per unit
Arbors Harbor Town	96%	93%	1,135.16	1,192.86	per unit
22 Exchange	96%	85%	541.07	508.89	per bed
Parkside	85%	89%	1,127.96	1,040.61	per unit
______________________________

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

	Occupancy (%)(1)		ADR ($)
	Nine Months Ended September 30,		Nine Months Ended September 30,
Property	2015	2014	2015	2014
Courtyard Kauai Coconut Beach Hotel	83%	82%	$140.88	$134.72
_______________________________________

(1)
Represents average occupancy for the nine months ended September 30. The Courtyard Kauai Coconut Beach Hotel has 311 rooms and approximately 6,200 square feet of meeting space. Occupancy is for the entire nine-month period and is based on standard industry metrics, including rooms available for rent.

Our results of operations for the respective periods presented primarily reflect decreases in most categories due to the dispositions in 2014 and 2015, partially offset by the acquisition of Lakewood Flats in October 2014. Management expects decreases in most categories in the future as we dispose of additional real estate and real estate-related assets. Although we acquired one property in 2014, we are not actively seeking to purchase additional assets at this time, but may invest capital in our current assets in order to position them for sale in the normal course of business.
Revenues.  Revenues for the nine months ended September 30, 2015, including Courtyard Kauai Coconut Beach Hotel, were $38.6 million, an increase of $3 million from the nine months ended September 30, 2014.  Same Store rental revenue (including our hotel revenue) for the nine months ended September 30, 2015 and 2014 was approximately $29.8 million and $29.1 million, respectively, while rental revenue from our Lakewood Flats acquisition in 2014 was $4.7 million for the nine months ended September 30, 2015. Rental revenue from Babcock, AJS, Holstenplatz and Wimberly disposed of in 2015 and 1875 Lawrence disposed of in 2014 was $4.1 million and $6.5 million for the nine months ended September 30, 2015 and 2014, respectively.
The change in revenue is primarily due to:

•
an increase in rental revenue of $4.7 million as a result of our 2014 acquisition of Lakewood Flats. This increase was partially offset by decreases of approximately $2.4 million related to our dispositions in 2014 and 2015 and $0.3 million related to our Same Store operations.

•
an increase in hotel revenue of $1 million, or 8%, at the Courtyard Kauai Coconut Beach Hotel due to a 1% increase in occupancy rate and a 5% increase in ADR, resulting in an 8% increase in revenue per available room period-over-period. These improvements are primarily the result of improved operating performance.

Property Operating Expenses.    Property operating expenses for the nine months ended September 30, 2015 and 2014 were approximately $8.8 million and $8.3 million, respectively. The increase of $0.5 million was primarily due to increases of $1.1 million and $0.2 million for the acquisition of Lakewood Flats and our Same Store operations, respectively. These increases were partially offset by a decrease of $0.7 million related to our 2014 and 2015 dispositions.
Hotel Operating Expenses.  Hotel operating expenses for the nine months ended September 30, 2015 and 2014 were approximately $9.4 million and $9 million, respectively. The increase in hotel operating expenses was due to additional costs as a result of increased occupancy at the Courtyard Kauai Coconut Beach Hotel.
Interest Expense, net.   Interest expense for the nine months ended September 30, 2015 and 2014 was $5.3 million and $5.9 million, respectively.  The approximate $0.6 million decrease was primarily due to a decrease of $1 million related to our dispositions in 2014 and 2015 and a decrease of $0.1 million related to our Same Store operations. These decreases were partially offset by an increase of $0.5 million related to our acquisition of Lakewood Flats in the fourth quarter of 2014. For the nine months ended September 30, 2015 and 2014, we capitalized interest of $0.4 million in connection with our equity method investment in Prospect Park.
Real Estate Taxes.  Real estate taxes were $4.8 million and $3.9 million for the nine months ended September 30, 2015 and 2014, respectively. Our 2014 acquisition accounted for an increase of $1.3 million in real estate taxes while the five dispositions in 2014 and 2015 accounted for a $0.4 million decrease.
Property Management Fees.   Property management fees, which are based on revenues, were $1.3 million and $1.2 million for the nine months ended September 30, 2015 and 2014, respectively, and were composed of property management fees paid to unaffiliated third parties and our Property Manager or its affiliates.
Asset Management Fees.   Asset management fees for the nine months ended September 30, 2015 and 2014 were $2.1 million and $1.7 million, respectively, and were composed of asset management fees paid to our Advisor and third parties with respect to our investments. Our monthly asset management fees payable to the Advisor were one-twelfth of 1.0% and based on the higher of cost or value for each asset in 2013. Pursuant to the Fourth Advisory Agreement, effective January 1, 2014, our monthly asset management fees payable to the Advisor are one-twelfth of 0.7% and based on the value for each asset as determined in connection with our establishment and publication of an estimated value per share. Assets acquired after the publication of an estimated value per share will be valued at the contract purchase price of the asset plus amounts expended in connection with the development, construction or improvement of an asset. The $0.4 million increase in asset management fees for the nine months ended September 30, 2015 was primarily due to $0.3 million of fees waived by the Advisor in the second quarter of 2014 for fees previously accrued during 2013. Without this one-time adjustment, asset management fees for the nine months ended September 30, 2014 would have been approximately $2 million. Asset management fees for the nine months ended September 30, 2015 and 2014 include fees related to our disposed properties. We expensed $0.3 million and $0.1 million in asset management fees related to disposed properties during the nine months ended September 30, 2015 and 2014, respectively.

General and Administrative Expenses.   General and administrative expenses for the nine months ended September 30, 2015 and 2014 were approximately $2.8 million and $3.1 million, respectively, and were composed of audit fees, legal fees, board of directors’ fees, and other administrative expenses.  The decrease of approximately $0.3 million during the first nine months of 2015 was primarily due to decreases of $0.2 million and $0.1 million in legal fees and administrative service fees payable to the Advisor, respectively.
Depreciation and Amortization.   Depreciation and amortization for the nine months ended September 30, 2015 and 2014 was approximately $11.8 million and $10.2 million, respectively.  The increase of $1.6 million during the nine months ended September 30, 2015 was primarily due to a $2.8 million increase for the acquisition of Lakewood Flats in October 2014 and an increase of $0.1 million related to our Same Store operations. These increases were partially offset by a period-over-period decrease of $1.3 million due to the 2014 and 2015 dispositions.
Loss on Early Extinguishment of Debt. During the nine months ended September 30, 2015, we recorded losses on early extinguishment of debt of $0.6 million and $0.1 million as a result of the pay off of debt on our Wimberly and AJS investments which we sold in September 2015 and February 2015, respectively. The total charge of $0.7 million was composed of the write-off of deferred financing fees of $0.3 million and an early termination fee of $0.4 million. During the nine months ended September 30, 2014, we recorded a loss on early extinguishment of debt of $0.5 million related to the sale of our 1875 Lawrence property which was composed of the write-off of deferred financing fees of $0.4 million and an early termination fee of $0.1 million.
Gain on Sale of Real Estate. During the nine months ended September 30, 2015, we recorded gains on sale for our 2015 dispositions of $2 million for Babcock, $3.3 million for AJS, $8.6 million for Holstenplatz and $8.9 million for Wimberly. The gain on sale of AJS, which is located in Berlin, Germany, is net of a CTA of $0.6 million. The gain on sale of Holstenplatz, which is located in Hamburg, Germany includes a CTA credit of $0.4 million. During the nine months ended September 30, 2014, we recorded a gain on sale of approximately $11.5 million for 1875 Lawrence. As discussed in Note 7, Real Estate and Real Estate-Related Investments, the Company did not view the disposals of Holstenplatz, Wimberly, Babcock, AJS and 1875 Lawrence as a strategic shift and the results of operations are presented in continuing operations.
Income Tax Expense. During the first quarter of 2015, we recorded a provision for income tax of approximately $2.2 million as a result of foreign income tax related to the sale of AJS. The foreign income tax was calculated on gains recognized at the exchange rate in effect on the sale date of February 21, 2015 and calculated using current tax rates. During the second quarter of 2015, we recorded a credit of $0.5 million to the provision for income tax based on a change in the estimated taxes payable on the sale of AJS. During the third quarter of 2015, we recorded a provision for income tax of approximately $1 million as a result of foreign income tax related to the sale of Holstenplatz. The foreign income tax was calculated on gains recognized at the exchange rate in effect on the sale date of September 1, 2015 and calculated using current tax rates. We had $0.1 million income tax benefit in the first nine months of 2014 primarily due to a partial recovery of estimated alternative minimum tax expense of $0.2 million recorded in 2013.

Cash Flow Analysis
Nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.
During the nine months ended September 30, 2015, net cash provided by operating activities was $5.1 million compared to $2.6 million for the nine months ended September 30, 2014. The primary reasons for the increase in cash flow from operating activities were the increase in total revenues and changes in working capital.
During the nine months ended September 30, 2015, net cash provided by investing activities was $74.9 million compared to $39.8 million for the nine months ended September 30, 2014. The year over year difference is primarily due to $79.1 million of proceeds from the sales of Babcock, AJS, Holstenplatz and Wimberly during the first nine months of 2015 compared to $46.3 million of proceeds from the sale of 1875 Lawrence during the first nine months of 2014.
During the nine months ended September 30, 2015, net cash used in financing activities was $73.6 million compared to net cash used of $31.9 million for the same period of 2014. During the nine months ended September 30, 2015, we paid off the existing indebtedness totaling approximately $35.2 million associated with the Babcock, AJS and Wimberly investments with proceeds from the sales of the three investments. In addition, we paid off the Holstenplatz debt of approximately $8.1 million on the maturity date of April 30, 2015. During the nine months ended September 30, 2014, we paid off the existing indebtedness of approximately $15.6 million from the sale of 1875 Lawrence. On March 30, 2015, we paid a special cash distribution to stockholders totaling $25.7 million and on September 18, 2014, we paid a special distribution to stockholders totaling $13 million.

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

Our calculation of FFO for the three and nine months ended September 30, 2015 and 2014 is presented below ($ in thousands except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net income (loss) attributable to the Company	$12,855	$0.50	$(2,490)	$(0.10)	$10,722	$0.42	$3,810	$0.15
Adjustments for:
Real estate depreciation and amortization(1)	3,085	0.12	2,896	0.11	10,767	0.42	9,256	0.35
Gain on sale of real estate(2)	(16,884)	(0.66)	(9)	—	(21,584)	(0.84)	(11,454)	(0.44)
Income tax expense associated with real estate sale(3)	1,059	0.04	—	—	2,674	0.10	—	—
Funds from operations (FFO) attributable to the Company	$115	$—	$397	$0.01	$2,579	$0.10	$1,612	$0.06

GAAP weighted average shares:
Basic and diluted		25,667		25,935		25,715		25,980
_________________________________

(1)
Includes our consolidated amount, as well as our pro rata share of those unconsolidated investments which we account for under the equity method of accounting, and the noncontrolling interest adjustment for the third-party partners’ share.

(2)
For the three months ended September 30, 2015, includes our proportionate share of the gain on sale of real estate related to our Holstenplatz and Wimberly investments. For the nine months ended September 30, 2015, includes our proportionate share of the gain on sale of real estate related to the Babcock, AJS, Holstenplatz and Wimberly investments. The gain on sale of AJS is net of a cumulative foreign currency translation loss of approximately $0.6 million due to the substantial liquidation of AJS. The gain on sale of Holstenplatz includes a CTA credit of approximately $0.4 million due to the substantial liquidation of Holstenplatz. The gain on sale of real estate for the nine months ended September 30, 2014 is related to the sale of our 1875 Lawrence office building.

(3)
During the first quarter of 2015, we recorded an estimated provision for income tax of approximately $2.2 million as a result of foreign income tax related to the sale of AJS. During the second quarter of 2015, we recorded a credit of $0.5 million to the provision for income tax based on a change in the estimated taxes payable on the sale of AJS. During the third quarter of 2015, we recorded an estimated provision for income tax of approximately $1 million as a result of foreign income tax related to the sale of Holstenplatz.

Provided below is additional information related to selected items included in net income (loss) above, which may be helpful in assessing our operating results.

•
Straight-line rental revenue was income of less than $0.1 million recognized in rental revenues for the three and nine months ended September 30, 2015. Straight-line rent was income of less than $0.1 million recognized in rental revenues for the three and nine months ended September 30, 2014. The noncontrolling interest portion of straight-line rental revenue for the nine months ended September 30, 2015 and 2014 was income of less than $0.1 million.

•
Net below-market lease amortization of less than $0.1 million was recognized as an increase to rental revenue for the three and nine months ended September 30, 2015. Net above-market lease amortization of less than $0.1 million was recognized as a decrease to rental revenue for the three and nine months ended September 30, 2014. The noncontrolling interest portion of the net below-market lease amortization for the three and nine months ended September 30, 2015 and the net above-market lease amortization for the nine months ended September 30, 2014 was less than $0.1 million.

•
Amortization of deferred financing costs of $0.1 million and $0.5 million was recognized as interest expense for our notes payable for the three and nine months ended September 30, 2015, respectively. Amortization of deferred financing costs of $0.2 million and $0.6 million was recognized as interest expense for our notes payable for the three and nine months ended September 30, 2014, respectively.

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
On March 18, 2015, our board of directors authorized a special cash distribution of $25.7 million, or $1.00 per share of common stock, payable to stockholders of record as of March 30, 2015. The special cash distribution, which represents a portion of proceeds from asset sales, was paid on March 31, 2015. On August 8, 2014, our board of directors authorized a special cash distribution of $13 million, or $0.50 per share of common stock, payable to stockholders of record as of September 15, 2014. The special cash distribution, which represents a portion of proceeds from asset sales, was paid on September 18, 2014.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
As of September 30, 2015, we maintained approximately $21.3 million in Euro-denominated accounts at European financial institutions.  We sold our two European investments in 2015, AJS in February and Holstenplatz in September, and we have no foreign investments remaining as of September 30, 2015.
Interest Rate Risk
We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $179.2 million in notes payable at September 30, 2015, $72 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.7 million.
Our interest rate cap which is classified as an asset had a nominal fair value within prepaid expenses and other assets at September 30, 2015.  A 100 basis point decrease in interest rates would not result in a decrease in the fair value of our remaining interest rate cap.  A 100 basis point increase in interest rates would result in a nominal increase in the fair value of our interest rate cap.

Item 4.   Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of September 30, 2015, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control-New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of September 30, 2015, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Any redemption requests are honored pro rata among all requests received based on funds available and are not honored on a first come, first served basis. During the three months ended September 30, 2015, our board of directors redeemed all 21 Ordinary Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 30,425 shares redeemed for $0.2 million (approximately $6.37 per share).  All redemptions were funded with cash on hand.

During the three months ended September 30, 2015, our board of directors redeemed the six Exceptional Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 6,032 shares redeemed for less than $0.1 million (approximately $7.18 per share).  All redemptions were funded with cash on hand.
During the third quarter ended September 30, 2015, we redeemed shares as follows (including both Ordinary Redemptions and Exceptional Redemptions):

2015	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
July	—	$—	—
August	36,457	6.50	36,457	(1)
September	—	—	—
	36,457	$6.50	36,457
  _______________________________

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

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

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

Dated: November 12, 2015	By:	/s/ S. Jason Hall
S. Jason Hall
Chief Financial Officer
Principal Financial Officer

Index to Exhibits

Exhibit Number	Description
3.1	Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on November 14, 2012)

3.2	Second Amended and Restated Bylaws, as amended by Amendment No. 1. (incorporated by reference to Exhibit 3.2 to Form 10-Q filed on November 13, 2013)

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 28, 2013)

10.1
First Amendment to Fourth Amended and Restated Advisory Management Agreement by and between Behringer Harvard Opportunity REIT II, Inc. and Behringer Harvard Opportunity Advisors II, LLC, dated June 6, 2015, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 13, 2015)

10.2
Contract of Sale by and between Behringer Harvard 9727 Touchton Road, LLC, as seller, and WW Deerwood LLC, as purchaser, dated July 20, 2015 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 13, 2015)

99.1
Third Amended and Restated Share Redemption Program of Behringer Harvard Opportunity REIT II, Inc. adopted as of May 15, 2014 (incorporated by reference to Exhibit 99.2 to Form 8-K filed on May 16, 2014)

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*	Section 1350 Certification**

32.2*	Section 1350 Certification**

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 12, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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