Form 10-K
period 2015-12-31
Behringer Harvard Opportunity REIT II, Inc.
filed 2016-03-16
CIK 1387061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
Commission File Number: 000-53650
Behringer Harvard Opportunity REIT II, Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-8198863
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
15601 Dallas Parkway, Suite 600, Addison, Texas	75001
(Address of principal executive offices)	(Zip Code)
(866) 655-3650
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

There is no established market for the Registrant’s common stock. The Registrant has adopted an Amended and Restated Policy for Estimation of Common Stock Value (the “Valuation Policy”) pursuant to which it has estimated the per share value of its common stock. As of October 31, 2014, the estimated per share value was $9.72. As of October 31, 2015, the estimated per share value was $9.19. For a full description of the methodologies used to estimate the value of the Registrant’s common stock as of October 31, 2014 and October 31, 2015, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Market Information” included in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and this Annual Report on Form 10-K, respectively. As of December 31, 2015, in accordance with the Valuation Policy, the Registrant’s estimated per share value went from $9.19 to $7.69 to give effect to the $1.50 cash distribution paid to stockholders of record as of December 31, 2015. There were approximately 25,691,443 shares of common stock held by non-affiliates as of June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter. As of February 29, 2016, the registrant had 25,494,946 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.
FORM 10-K
Year Ended December 31, 2015

Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard Opportunity REIT II, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including our ability to rent space on favorable terms, to address our debt maturities and to fund our liquidity requirements, to sell our assets when we believe advantageous to achieve our investment objectives, our anticipated capital expenditures, the amount and timing of anticipated future special cash distributions to our stockholders, the estimated per share value of our common stock, and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.
These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Item 1A, Risk Factors” and elsewhere in this Annual Report on Form 10-K and the factors described below:

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

•	our ability to secure leases at favorable rental rates;

•	our ability to sell our assets at a price and on a timeline consistent with our investment objectives;

•	impairment charges;

•	unfavorable changes in laws or regulations impacting our business, our assets or our key relationships; and

•	factors that could affect our ability to qualify as a real estate investment trust.
Forward-looking statements in this Annual Report on Form 10-K reflect our management’s view only as of the date of this Report, and may ultimately prove to be incorrect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results, except as required by applicable law. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.
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
We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. We have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality and multifamily. We have purchased existing, income-producing properties, and newly-constructed properties. We have also invested in a mortgage loan and a mezzanine loan. We are not actively seeking to purchase additional assets at this time, but may invest capital in our current assets in order to position them for sale in the normal course of business. We intend to hold the various real properties in which we have invested until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. Consistent with our investment objectives of commencing a liquidation within three to six years after the termination of our initial public offering, we have entered our disposition phase and our board of directors is in the process of considering the orderly disposition of our assets.
As of December 31, 2015, we had acquired 21 investments, including a mezzanine loan and a mortgage loan. Of these 21 investments, we have disposed of 12 investments through December 31, 2015, including the early repayment of a mortgage loan that we had originated and the sale of four investments during 2015. In addition, we sold eight of the nine medical office buildings comprising the Florida MOB Portfolio investment during 2013. The number of investment dispositions through December 31, 2015 does not reflect the sale of the eight buildings comprising the Original Florida MOB Portfolio. The Original Florida MOB Portfolio and Gardens Medical Pavilion, collectively, the Florida MOB Portfolio have been counted as one investment. As of December 31, 2015, we own an 80.8% interest in Gardens Medical Pavilion.
Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware (the “Operating Partnership”). As of December 31, 2015, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner. As of December 31, 2015, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.
We are externally managed and advised by Behringer Harvard Opportunity Advisors II, LLC (the “Advisor”). The Advisor is responsible for managing our day-to-day affairs and for identifying and making investments on our behalf.
Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001, and our toll-free telephone number is (866) 655-3650. The name Behringer Harvard is the property of Behringer Harvard Holdings, LLC (“Behringer”) and is used by permission.
Public Offerings of Common Stock
From January 21, 2008 until March 15, 2012 (for shares sold pursuant to our primary offering) and April 3, 2012 (for shares sold pursuant to our distribution reinvestment plan (the “DRP”)), we conducted a public offering of our shares. Pursuant to our public offering, we raised gross offering proceeds of approximately $265.3 million from the sale of approximately 26.7 million shares, including shares sold pursuant to the DRP.
In connection with our initial capitalization, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer on January 19, 2007. Behringer transferred its shares of convertible stock to one of its affiliates on April 2, 2010.
As of April 2012, when we terminated the offering, we had issued 26.7 million shares of our common stock, including 22,471 shares owned by Behringer and 2.2 million shares issued through the DRP. As of December 31, 2015, we had redeemed 1.1 million shares of our common stock and had 25.6 million shares of common stock outstanding. As of December 31, 2015, we had 1,000 shares of convertible stock outstanding held by an affiliate of Behringer.

Our common stock is not currently listed on a national securities exchange.  The timing of a liquidity event will depend upon then prevailing market conditions. We are in the process of disposing of assets and can provide no assurances as to the timing of our ultimate liquidation. As we make disposals, we will liquidate and distribute the net proceeds to our stockholders. Economic or market conditions may, however, result in different holding periods for different assets.
2015 Highlights
During 2015, we completed the following key transactions:

•
We sold Babcock Self Storage (“Babcock”) on January 8 for a contract sales price of approximately $5.4 million. A portion of the proceeds from the sale were used to pay off in full the existing indebtedness of approximately $2.1 million associated with the self-storage facility.

•
We sold Alte Jakobstraße (“AJS”) on February 21 for a contract sales price of approximately €12.4 million (approximately $14.1 million).  A portion of the proceeds from the sale were used to fully satisfy the existing indebtedness associated with the office building of approximately €5.7 million (approximately $6.5 million).

•	On March 31, we paid a special cash distribution of $25.7 million, or $1.00 per share of common stock, funded from proceeds of asset sales.

•
We sold Holstenplatz on September 1 for a contract sales price of approximately €16.4 million (approximately $18.4 million). We paid off the balance of the Holstenplatz debt of $8.1 million on its maturity date of April 30.

•
We sold Wimberly at Deerwood (“Wimberly”) on September 9 for a contract sales price of approximately $43.5 million. A portion of the proceeds from the sale of the asset were used to pay off in full the existing indebtedness of approximately $26.4 million secured by the multifamily property.

•
We extended the debt secured by Courtyard Kauai Coconut Beach Hotel by 18 months, from its initial maturity date of November 9, 2015 to May 9, 2017. The balance of the debt at December 31, 2015 was $38 million.

•
On November 20, our board of directors authorized a special cash distribution of $38.4 million, or $1.50 per share of common stock, funded from proceeds of asset sales. The special cash distribution was paid on January 5, 2016.

•	During 2015, we recorded a non-cash impairment charge of $1.4 million on our investment in 22 Exchange, a student housing property, due to the current local market in Akron, Ohio.
For further information regarding our consolidated real estate properties, see Item 2.
Investment Objectives
Our primary investment objectives are:

•	to realize growth in the value of our investments to enhance the value received upon our ultimate sale of such investments;

•	to preserve, protect and return our investors’ capital contribution; and

•	to enable our investors to realize a return of their investment by liquidating and distributing net sales proceeds to investors.
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
We have disposed of 12 of our original portfolio assets through December 31, 2015, including the early repayment of a mortgage loan that we had originated. We are in our disposition phase and expect to sell our remaining properties in an orderly manner. Economic or market conditions may cause us to hold our investments for longer periods of time or sell an investment at a lower than anticipated price.
We have generally made our real estate investments in fee title or a long-term leasehold estate through the Operating Partnership or indirectly through limited liability companies or through investments in joint ventures, partnerships, co-tenancies, or other co-ownership arrangements with the developers of the properties, affiliates of the Advisor, or other persons.

Borrowing Policies
There is no limitation on the amount we may invest in or borrow related to any single property or other investment. Under our charter, the maximum amount of our indebtedness cannot exceed 300% of our “net assets” (as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007 (the “NASAA REIT Guidelines”)) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors. In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our board of directors must review our aggregate borrowings at least quarterly. As of December 31, 2015, we had an aggregate debt leverage ratio of approximately 46.7% of the aggregate value of our assets.
Disposition Policies
As each of our investments reaches what we believe to be the asset’s optimum value during the expected life of the program, we will consider disposing of the investment and may do so for the purpose of distributing the net sale proceeds to our stockholders or satisfying obligations of the Company. Consistent with our investment objectives of commencing a liquidation within three to six years after the termination of our initial public offering, we have entered our disposition phase and our board of directors is in the process of considering the orderly disposition of our assets. We can provide no assurances, however, as to the timing of our ultimate liquidation; as economic or market conditions may result in different holding periods. A property may be sold before or after the expected holding period if, in the judgment of our Advisor and the independent board, the sale of the property is in the best interests of the Company and its stockholders.
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
Historically, our board of directors declared distributions on a quarterly basis based on daily record dates, portions of which were paid on a monthly basis. During the first quarter of 2012, our board of directors determined to cease regular, monthly distributions in favor of payment of periodic special distributions.
Since 2012, our board of directors has declared a total of $77.1 million, or $3.00 per share of common stock, in special cash distributions, of which $38.7 million was paid to stockholders in 2014 and 2015. On January 5, 2016, we paid $38.4 million in special cash distributions; this special cash distribution was declared on November 20, 2015 and is included in the total of $77.1 million of special cash distributions noted above. The special cash distributions paid during 2015 and 2014 were paid with a portion of proceeds from asset sales. We did not pay any distributions in 2013.
We have paid, and may in the future pay, some or all of our distributions from sources other than operating cash flow. We have, for example, generated cash to pay special distributions from dispositions, the components of which may represent a return of capital and/or the gains on sale. In addition, from time to time, our Advisor may agree to waive or defer all or a portion of the acquisition, asset management, or other fees or incentives due to it, pay general administrative expenses or otherwise supplement investor returns, which may increase the amount of cash that we have available to pay special distributions to our stockholders.
Future special distributions authorized and paid at the discretion of the board of directors, are expected to be funded with proceeds from asset sales. Therefore, future special distributions may exceed cash flow from operating activities or funds from operations.

Competition
We are subject to significant competition in seeking tenants for the leasing of our properties and buyers for the sale of our properties. The competition for creditworthy tenants is intense, and we have been required to provide rent concessions, incur charges for tenant improvements, and provide other inducements. Without these inducements, we may not be able to continue to lease vacant space timely, or at all, which would adversely impact our results of operations. We also compete with sellers of similar properties when we sell properties, which may result in our receiving lower proceeds from the sale, or which may result in our not being able to sell such properties at a sales price that will achieve our original return objective. We compete for buyers and tenants that may be suitable for us with many third parties engaged in real estate investment activities including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies, and other entities. Many of our competitors, including larger REITs, have greater financial resources than we have and generally may be able to accept more risk. They also may enjoy competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.
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
Environmental
As an owner of real estate, we are subject to various environmental laws of federal, state, and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest.
Employees
We have no employees. The Advisor or other affiliates of Behringer perform a full range of real estate services for us, including asset management, accounting, legal, property management, and investor relations services.
We are dependent on affiliates of Behringer for services that are essential to us, including asset management, other general administrative responsibilities and asset disposition decisions. In the event that these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.
Financial Information About Industry Segments
Our current business consists of owning, managing, operating, leasing, developing, investing in, and disposing of real estate assets. We internally evaluate all of our real estate assets as one reportable segment, and, accordingly, we do not report segment information.
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports with the Securities Exchange Commission (the “SEC”). We also have filed with the SEC registration statements in connection with the Offerings. Copies of our filings with the SEC may be obtained from our website at www.behringerinvestments.com or at the SEC’s website at www.sec.gov. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Annual Report on Form 10-K.

Item 1A. Risk Factors
The factors described below represent the principal risks of an investment in our shares and that could cause our actual results to differ materially from those presented in our forward-looking statements. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate. Our stockholders may be referred to as “you” or “your” in this Item 1A, “Risk Factors” section.
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
We have adopted a share redemption program; however, our share redemption program includes numerous restrictions on your ability to sell your shares to us, and our board of directors may reject any request for redemption of shares or amend, suspend or terminate our share redemption program at any time. From April 1, 2012 through May 15, 2014, our board of directors suspended accepting (“Ordinary Redemptions”), or those redemptions not submitted upon a stockholder’s death, qualifying disability or confinement to a long-term care facility (which are defined in the share redemption program and are referred to as “Exceptional Redemptions”). Although our board of directors has resumed considering Ordinary Redemption requests, the cash available for redemptions (Ordinary and Exceptional) is limited to no more than $10 million in any twelve-month period. Our board of directors may determine to suspend accepting Ordinary Redemptions again at any point in the future or reduce the dollar amount of redemptions in any twelve-month period, and we can provide no assurances that the $10 million of funds available for redemptions will be sufficient to honor all redemption requests submitted.
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
Consistent with our investment objectives of commencing a liquidation within three to six years after the termination of our initial public offering, we have entered our disposition phase and our board of directors is in the process of considering the orderly disposition of our assets. If we are unable to conduct an orderly liquidation, we may seek to have our shares listed on a national securities exchange. If we do not begin the process of liquidating or listing our shares by July 2017, our charter requires that we hold a stockholders meeting to vote on a proposal for our orderly liquidation unless a majority of our board of directors and a majority of our independent directors vote to defer such a meeting beyond the sixth anniversary of the termination of the initial public offering.
Market conditions and other factors could cause us to delay our liquidation or to delay the listing of our shares on a national securities exchange beyond July 2017. If so, our board of directors and our independent directors may conclude that it is not in our best interests to hold a stockholders meeting for the purpose of voting on a proposal for our orderly liquidation. Our charter permits our board of directors, with the concurrence of a majority of our independent directors, to defer such a stockholder vote indefinitely. Therefore, if we are not successful in implementing our exit strategy, your shares will continue to be illiquid and you may, for an indefinite period of time, be unable to convert your investment into cash easily with minimum loss.
The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.
On November 20, 2015, our board of directors approved an estimated per share value of our common stock of $9.19 based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of October 31, 2015, as described under “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities-Market Information” included in Part II, Item 5. We provided this estimated value per share to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (“FINRA”) rules with respect to customer account statements. As of December 31, 2015, the estimated value per share of our common stock was reduced by $1.50 per share, from $9.19 to $7.69, in accordance with the Amended and Restated

Policy for Estimation of Common Stock Value (the “Valuation Policy”) to take into account the special cash distribution payable to our stockholders as of December 31, 2015. The special cash distribution was paid on January 5, 2016.
The estimated value per share was based upon consultation with the Advisor and an independent, third-party valuation advisory firm engaged by us, using what the board of directors deemed to be appropriate valuation methodologies and assumptions under current circumstances in accordance with the Valuation Policy.
FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete.  Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our board’s estimated value per share.  The estimated per share value determined by our board of directors neither represents the fair value of our assets less liabilities in accordance with generally accepted accounting principles in the U.S. (“GAAP”), nor does it represent the amount our shares would trade at on a national securities exchange or the amount a shareholder would obtain if he tried to sell his shares or if we liquidated our assets.  Accordingly, with respect to the estimated value per share, the Company can give no assurance that:

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
Further, the value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. Our primary investment objectives are to focus on the disposition of the properties remaining in our portfolio, while continuing to preserve capital and sustain and enhance property value. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”
We rely on affiliates of Behringer, including our Advisor, to manage our operations and our portfolio of real estate assets and any adverse changes in the financial health of Behringer could hinder our Advisor’s ability to provide these services to us and consequently impair our operating results and negatively affect the return on your investment.
Behringer, through one or more of its subsidiaries, owns and controls our Advisor and our property manager, and the operations of our Advisor and our property manager rely substantially on Behringer. Behringer is largely dependent upon the fees and other compensation that it receives from the public programs it sponsors (including us) and other investment funds that it advises to conduct its operations.
In August 2012, TIER REIT, Inc. (“TIER REIT”) (f/k/a Behringer Harvard REIT I, Inc.), a mature program sponsored by Behringer, completed a transition to self-management. As a result, TIER REIT no longer pays any fees to Behringer. In June 2015, TIER REIT terminated its administrative services agreement with Behringer and exercised a buy-out option with respect to its property management agreement. Monogram Residential Trust, Inc. (f/k/a Behringer Harvard Multifamily REIT I, Inc.) (“Monogram”), another public program sponsored by Behringer, completed a transition to a self-managed structure in June 2014 and as of June 2015, Behringer no longer receives any fees from Monogram.
Going forward, Behringer expects to rely on revenue from its current resources, including amounts received by Behringer as a result of and in connection with the self-management transactions described above, its balance sheet, and fee income from us and Behringer Harvard Opportunity REIT I, Inc., a mature program sponsored by Behringer that reported $306.3 million of assets as of September 30, 2015, and other investment funds advised by Behringer. Behringer Harvard Opportunity REIT I is in its disposition phase and as it sells assets, the fees payable to Behringer will be reduced accordingly. If Behringer’s income and other resources are inadequate to cover its operating expenses, Behringer may need to secure additional capital or it may become unable to meet its obligations or it may be forced to scale back its operations and may not be able to continue to provide the same level of service that we have received to date. If this occurs, we might be required to find alternative service providers, which could result in a significant disruption of our business and may adversely affect the value of your investment in us. Further, given the non-solicitation agreements we have with our Advisor and property manager, it would be difficult for us to utilize any current employees that provide services to us.

If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.
Our success depends to a significant degree upon the continued contributions of certain executive officers and other key personnel, of us, our Advisor and its affiliates, including Thomas P. Kennedy, S. Jason Hall and Terri Warren Reynolds, each of whom would be difficult to replace. We do not have employment agreements with our executive officers and other key personnel, and we cannot guarantee that they will remain affiliated with us. Also, our executive officers and key personnel do not have employment agreements with our Advisor, and we cannot guarantee that such persons will remain affiliated with our Advisor. The departure of any of our key personnel could cause our operating results to suffer. We do not intend to separately maintain key person life insurance on any of our key personnel.
Further, we believe that our future success depends, in large part, upon our Advisor’s and its affiliates’ ability to hire and retain highly skilled managerial and operational personnel. Competition for persons with these skills is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel.
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
Under the terms of our property management agreement, we may terminate the agreement upon 30 days’ notice in the event of, and only in the event of, a showing of misconduct, negligence, or deliberate malfeasance by the property manager in performing its duties. Our board of directors may find the performance of our property manager to be unsatisfactory. However, unsatisfactory performance by the property manager may not constitute “misconduct, negligence, or deliberate malfeasance.” As a result, we may be unable to terminate the property management agreement, which may have an adverse effect on the management and profitability of our properties.
Payment of fees and reimbursement of expenses to our Advisor and its affiliates will reduce cash available for investment and may adversely affect the return on your investment.
Our Advisor and its affiliates will perform services for us in connection with the management and leasing of our properties, the servicing of our mortgage, bridge, mezzanine or other loans, the administration of our other investments and the disposition of our assets. They will be paid substantial fees for these services. In addition, effective January 1, 2014, we reimburse our Advisor a flat fee for expenses it incurs with respect to administrative services. These fees and expense reimbursements will reduce the amount of cash available for investment and may adversely affect the return on your investment.
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

On November 20, 2015, our board of directors approved an estimated per share value of our common stock as of October 31, 2015 of $9.19. As of December 31, 2015, the estimated value per share of our common stock was reduced by $1.50 per share, from $9.19 to $7.69, in accordance with the Valuation Policy to take into account the special cash distribution authorized by our board of directors on November 20, 2015 to stockholders of record on December 31, 2015. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities - Market Information.” The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. As such, other than with respect to the payment of any special cash distributions, which will reduce the estimated per share value, the estimated value per share does not take into account developments in our portfolio since November 20, 2015.
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
We have made equity investments in, acquired options to purchase interests in or made mezzanine loans to the owners of real estate development projects. Our return on these investments is dependent upon the projects being completed successfully, on budget and on time. To help ensure performance by the developers of properties that are under construction, completion of these properties is generally guaranteed either by a completion bond or performance bond. Our Advisor may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the entity entering into the construction or development contract as an alternative to a completion bond or performance bond. For a particular investment, we may obtain guaranties that the project will be completed on time, on budget and in accordance with the plans and specifications and that the mezzanine loan will be repaid. However, we may not obtain such guaranties and cannot ensure that the guarantors will have the financial resources to perform their obligations under the guaranties they provide. We have managed these risks by ensuring, to the best of our ability, that we invested in projects with reputable, experienced and resourceful developers. If we are unable to manage these risks effectively, our results of operations, financial condition and your overall investment return will be adversely affected.
We provided a mezzanine loan for a multifamily development located in Denver, Colorado (“Prospect Park”). The initial loan amount was $13.7 million. The loan is secured by all of the membership interests of the borrower and subordinate to the senior construction lender (the “Senior Lender”). The owners of the developer provided us with a personal guaranty guaranteeing completion of the project and payment of cost overruns. Due to projected cost overruns in excess of the initial construction budget, an event of default was declared by the Senior Lender on April 28, 2014, and in accordance with our rights, we also declared an event of default. In order to remedy the events of default, the following terms were agreed upon, based on negotiations between the developer and borrower, the Senior Lender and us: (i) the borrower and developer covered cost overruns totaling $6.6 million; (ii) we increased our financing by $1.5 million to $15.3 million; and (iii) the Senior Lender increased the amount they financed by $4.4 million to $40 million. As of December 31, 2015, the outstanding principal balance under our mezzanine loan was $15.3 million. Both the senior loan and our mezzanine loan were in technical default at December 31, 2015 due to a delay in completion of the project. The Senior Lender and the Company are working on modifications of their respective loans to waive any event of default and extend the completion date. Currently, the borrower is funding any cost overruns. We expect the project to be fully completed in the second quarter of 2016. See Note 8, Investment in Unconsolidated Joint Venture, for additional information.

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

•
one or more counterparties to our derivative financial instrument could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of this instrument; and

•
the value and liquidity of our short-term investments could be reduced as a result of the dislocation of the markets for our short-term investments and increased volatility in market rates for such investments or other factors.

Disruptions in the financial markets and adverse economic conditions could adversely affect the value of our investments.
Market volatility will likely make the valuation of our investment properties more difficult. There may be significant uncertainty in the valuation, or in the stability of the value, of our properties that could result in a substantial decrease in the value of our properties. As a result, we may not be able to recover the carrying amount of our properties, and we may be required to recognize impairment charges, which will reduce our reported earnings. During 2015, we recorded a non-cash impairment charge of $1.4 million on our investment in 22 Exchange, a student housing property, due to the current local market in Akron, Ohio.
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
Your interest in the Company will be diluted if we or the Operating Partnership issues additional securities.
Stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 400,001,000 shares of capital stock, of which 350,000,000 shares are designated as common stock, 1,000 shares are designated as convertible stock and 50,000,000 are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter to increase the number of authorized shares of capital stock, increase or decrease the number of shares of any class or series of stock designated, and may classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. Shares will be issued in the discretion of our board of directors. Stockholders will likely experience dilution of their equity investment in us in the event that we: (i) sell shares of our common stock in the future; (ii) sell securities that are convertible into shares of our common stock; (iii) issue shares of our common stock in a private offering of securities to institutional investors; (iv) issue shares of common stock upon the conversion of our convertible stock; (v) issue shares of common stock upon the exercise of any options granted to our independent directors or employees of our Advisor and BHO II Management, our management company and an affiliate of our Advisor, or their affiliates; (vi) issue shares to our Advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory management agreement; or (vii) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of the Operating Partnership. In addition, the partnership agreement for the Operating Partnership contains provisions that allow, under certain circumstances, other entities, including other Behringer-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of the Operating Partnership. Because the limited partnership interests of the Operating Partnership may be exchanged for shares of our common stock, any merger, exchange or conversion between the Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.

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
Our Advisor and its affiliates and our property manager, are entitled to substantial fees from us under the terms of the advisory management agreement and property management agreement. These fees could influence our Advisor’s advice to us, as well as the judgment of affiliates of our Advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

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
The fees our Advisor received in connection with transactions involving the purchase and management of an asset are based on the value of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may have influenced our Advisor to recommend riskier transactions to us.
In addition, the conversion feature of our convertible stock could cause us to make different investment or disposition decisions than we would otherwise make in order to avoid the stock conversion.
Our officers face conflicts of interest related to the positions they hold with entities affiliated with our Advisor, which could diminish the value of the services they provide to us.
Certain of our executive officers are also officers of our sponsor, Behringer, our Advisor, our property manager and other entities affiliated with our Advisor, including the advisors and fiduciaries to other Behringer-sponsored programs. As a result, these individuals owe fiduciary duties to these other entities and their investors, which may conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (i) allocation of management time and services between us and the other entities, (ii) the timing and terms of the sale of an asset, (iii) development of our properties by affiliates of our Advisor, (iv) compensation to our Advisor, and (v) our relationship with our property manager. If we do not successfully implement our business strategy, we may be unable to maintain or increase the value of our assets and the overall return on your investment may be reduced.
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
Our Advisor can influence whether we terminate the advisory management agreement or allow it to expire without renewal, or whether our common stock is listed for trading on a national securities exchange. Accordingly, our Advisor can influence both the conversion of the convertible stock and the resulting dilution of other stockholders’ interests.
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
Our opportunistic and value-add property investment strategy has included investments in properties in various phases of development, redevelopment or repositioning, which may cause our revenues and net income to fluctuate significantly from one period to another. Projects do not produce revenue while in development or redevelopment. During any period when our projects in development or redevelopment or those with significant capital requirements increase without a corresponding increase in stable revenue-producing properties, our revenues and net income will likely decrease. Many factors may have a negative impact on the level of revenues or net income produced by our portfolio of properties and projects, including higher than expected construction costs, failure to complete projects on a timely basis, failure of the properties to perform at expected levels upon completion of development or redevelopment, and increased borrowings necessary to fund higher than expected construction or other costs related to the project. Further, our net income and shareholders’ equity could be negatively affected during periods with large portfolio investments, which generally require large cash outlays and may require the incurrence of additional financing. Any such reduction in our revenues and net income during such periods could cause a resulting decrease in our cash available to support our operations during the same periods.

Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure you that we will be profitable or that we will be able to sustain or enhance the value of our real estate properties.
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
For these and other reasons, we cannot assure you that we will be profitable or that we will be able to sustain or enhance the value of our real estate properties.
If our investment portfolio lacks diversification, downturns relating to certain geographic regions, types of assets, industries or business sectors may have a more significant adverse impact on our assets and your overall investment return than if we had a diversified investment portfolio.
We are not required to observe specific diversification criteria. Therefore, our investments in target assets may be concentrated in certain asset types that are subject to higher risk of foreclosure, or secured by assets concentrated in a limited number of geographic locations or industries. For the year ended December 31, 2015, excluding Babcock, AJS, Holstenplatz and Wimberly sold in 2015, 38% and 20% of our total revenues were derived from our properties located in Hawaii and Texas, respectively. Additionally, excluding Babcock, AJS, Holstenplatz and Wimberly, 39%, 38%, 19% and 4% of our total revenues for the year ended December 31, 2015 were from our four asset types, multifamily, hotel, student housing and office buildings, respectively. At December 31, 2015, 10 non-cancelable leases representing 87% of our annualized base rent for our remaining consolidated office property, Gardens Medical Pavilion, were concentrated in the health care and social assistance industry. This does not include 22 Exchange which has 22,104 square feet of retail space. To the extent that our portfolio is concentrated in limited geographic regions, types of assets, industries or business sectors, downturns relating generally to such region, type of asset, industry or business sector may leave our profitability vulnerable to a downturn in such areas as a result of tenants defaulting on their lease obligations at a number of our properties within a short time period, which may reduce our net income and the value of our common stock and accordingly reduce our stockholders’ overall return.
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
The success of our real property investments often will be materially dependent on the occupancy rates of our properties and the financial stability of our tenants. Leases at our remaining consolidated office property, Gardens Medical Pavilion, representing 3% and 20% of our annualized base rent and 3% and 14% of our rentable square footage will expire by the end of 2016 and 2017, respectively. This does not include 22 Exchange which has 22,104 square feet of retail space, nor does it include AJS or Holstenplatz which were sold in 2015. If we are unable to renew or extend the expiring leases under similar terms or are unable to negotiate new leases, or if our tenants default on lease payments, it would negatively impact our liquidity and consequently adversely affect our ability to fund our ongoing operations. A default by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and cause us to have to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. Additionally, loans that we make generally will relate to real estate. As a result, the borrower’s ability to repay the loan may be dependent on the financial stability of the tenants leasing the related real estate.

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
We have entered into joint ventures with third parties for the acquisition, development or improvement of properties.
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
We have invested in the acquisition, development and/or redevelopment of properties upon which we, or a borrower, will develop and construct improvements. We could incur substantial capital obligations in connection with these types of investments. We will be subject to risks relating to uncertainties associated with rezoning for development and environmental concerns of governmental entities and/or community groups and our builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. The builder’s failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance. Performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.
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
We are dependent on the third-party manager of our hotel property.
In order to qualify as a REIT, we will not be able to operate our hotel property or participate in the decisions affecting the daily operations of our hotel. We will lease our hotel to a taxable REIT subsidiary (“TRS”) in which we may own up to a 100% interest. Our TRS will enter into management agreements with eligible independent contractors that are not our subsidiaries or otherwise controlled by us to manage the hotel. Thus, independent hotel operators, under management agreements with our TRS, will control the daily operations of our hotel.
We will depend on these independent management companies to adequately operate our hotel as provided in the management agreement. We will not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates). Thus, even if we believe our hotel is being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, revenue per available room (“RevPar”) and average daily rates (“ADR”), we may not be able to force the management company to change its method of operation of our hotel. We can only seek redress if a management company violates the terms of the applicable management agreement with the TRS, and then only to the extent of the remedies provided for under the terms of the management agreement. In the event that we need to replace any of our management companies, we may be required by the terms of the management agreement to pay substantial termination fees and may experience significant disruptions at the affected hotel.

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
Certain of the properties in which we have invested, including our hotel property, are generally seasonal in nature. As a result of the seasonal nature of certain industries that may be conducted on properties we have acquired, these businesses will experience seasonal variations in revenues that may require our operators to supplement revenue at their properties in order to be able to make scheduled rent payments to us. The failure of an operator or a tenant to manage its cash flow properly may result in such operator or tenant having insufficient cash on hand to make its scheduled payments to us during seasonally slow periods, which may adversely affect our cash available for special distributions to stockholders.
Adverse weather conditions may affect operations of certain of the properties we own or reduce our operators’ ability to make scheduled rent payments to us, which could reduce our cash flow from such investments.
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
Our information technology (“IT”) networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and they are subject to cybersecurity risks and threats.  They also may be critical to the operations of certain of our tenants.  Further, our Advisor provides our IT services, and there can be no assurance that their security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. It has been reported that unknown entities or groups have mounted cyber-attacks on businesses and other organizations solely to disable or disrupt computer systems, disrupt operations and, in some cases, steal data. Even the most well protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.  Due to the nature of cyber-attacks, breaches to our systems could go unnoticed for a prolonged period of time. These cybersecurity risks could disrupt our operations and result in downtime, loss of revenue, or the loss of critical data as well as result in higher costs to correct and remedy the effects of such incidents. If our systems for protecting against cyber incidents or attacks prove to be insufficient and an incident were to occur, it could have a material adverse effect on our business, financial condition, results of operations or cash flows. While, to date, we have not experienced a cyber-attack or cyber-intrusion, neither our Advisor nor we may be able to anticipate or implement adequate security barriers or other preventive measures.  A security breach or other significant disruption involving our IT networks and related systems could:

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

Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. For example, various federal, regional and state laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, “green” building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. We are not aware of any such existing requirements that we believe will have a material impact on our current operations. However, future requirements could increase the costs of maintaining or improving our existing properties or developing new properties.
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
The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for special distributions to stockholders.
We must comply with the Fair Housing Amendment Act, with respect to our investments in apartment communities, which may decrease our cash flow from operations.
We must comply with the Fair Housing Amendment Act of 1988 (“FHAA”), which requires that apartment communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently, there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHAA and an increasing number of substantial enforcement actions and private lawsuits have been brought against apartment communities to ensure compliance with these requirements. Noncompliance with the FHAA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.
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
There is no limitation on the amount we may invest in or borrow related to any single property or other investment. Under our charter, the maximum amount of our indebtedness shall not exceed 300% of our “net assets” (as defined in our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors.
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
We do not intend to incur mortgage debt on a particular real property unless we believe the property’s projected cash flow is sufficient to service the mortgage debt. However, if there is a shortfall in cash flow available to service our mortgage debt, then our cash flow from operations will be adversely affected. In addition, incurring mortgage debt increases the risk of loss because (i) loss in investment value is generally borne entirely by the borrower until such time as the investment value declines below the principal balance of the associated debt and (ii) defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default. If any of our properties are foreclosed upon due to a default, your overall investment return will be adversely affected. In addition, because our goal is to be in a position to liquidate our assets within three to six years after the termination of the initial public offering, our approach to investing in properties utilizing leverage in order to accomplish our investment objectives over this period of time may present more risks to investors than comparable real estate programs that have a longer intended duration and that do not utilize borrowing to the same degree.
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
In connection with obtaining financing, a lender could impose restrictions on us that affect our ability to incur additional debt and our special distribution and operating policies. In general, we expect our loan agreements to restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Loan documents we enter may contain other customary negative covenants that may limit our ability to further mortgage the property, discontinue insurance coverage, replace Behringer Harvard Opportunity Advisors II, LLC as our Advisor or impose other limitations. Any such restriction or limitation may have an adverse effect on our operations and our ability to make special distributions to our stockholders.

Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for special cash distribution to our stockholders.
We have financed our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for special cash distribution to our stockholders because cash otherwise available for special distributions will be required to pay principal and interest associated with these mortgage loans.
Increases in interest rates could increase the amount of our debt payments and adversely affect the overall return on your investment.
We have incurred indebtedness that bears interest at a variable rate. In addition, from time to time we may pay mortgage loans or finance and refinance our properties in a rising interest rate environment. Accordingly, increases in interest rates could increase our interest costs, which could have an adverse effect on our operating cash flow. In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we may need to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. Prolonged interest rate increases could also negatively impact our ability to make investments with positive economic returns.
Financing arrangements involving balloon payment obligations may adversely affect the overall return on your investment.
Some of our financing arrangements require us to make a lump-sum or balloon payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT and/or avoid federal income tax. Any of these results would have a significant, negative impact on your investment.
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
We have invested in mortgage, bridge or mezzanine loans, and we are at risk of defaults on those loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels. We do not know whether the values of the property securing the loans will remain at the levels existing on the dates we originated the loans. If the values of the underlying properties decline, our risk will increase because of the lower value of the security associated with such loans.

We have invested in a mezzanine loan in a multifamily development located in the energy hub of Denver, Colorado. The energy sector recently experienced a significant decline in oil prices, which could have an adverse impact on the results at this multifamily investment. Denver is headquarters to a number of energy companies. Job layoffs as a result of the downturn in oil prices could reduce the number of tenants available to lease a unit at the development project, which is expected to be completed in the second quarter of 2016.
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
We have invested in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. If borrowers of these loans are real estate developers, our investments may involve additional risks, including dependence for repayment on successful completion and operation of the project, difficulties in estimating construction or rehabilitation costs and loan terms that often require little or no amortization. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”), and control decisions made in bankruptcy proceedings relating to borrowers. As a result, we may not recover some or all of our investment.
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
The mezzanine and bridge loans we may originate or purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default. Any intended liquidation of us may be delayed beyond the time of the sale of all of our properties until all mortgage, bridge or mezzanine loans expire or are sold, because we may enter into mortgage, bridge or mezzanine loans with terms that expire after the date we intend to have sold all of our properties.
Risks Related to Our Operations
To hedge against exchange rate and interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective and may reduce the overall returns on your investment and affect cash available for special distributions to our stockholders.
We may use derivative financial instruments to hedge exposures to changes in exchange rates and interest rates on loans secured by our assets. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time. Our hedging may fail to protect or could adversely affect us because, among other things:

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
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate; (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests; or (iii) to manage risk with respect to the termination of prior hedging transactions described in (i) and/or (ii) above, and in each case, such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.
There can be no assurance that the direct or indirect effects of the Dodd-Frank Act and other applicable non-U.S. regulations will not have an adverse effect on our interest rate hedging activities.
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) imposed additional regulations on derivatives markets and transactions. Such regulations and, to the extent we trade with counterparties organized in non-US jurisdictions, any applicable regulations in those jurisdictions, are still being implemented, and will affect our interest rate hedging activities. While the full impact of regulation on our interest rate hedging activities cannot be fully assessed until all final rules and regulations are implemented, such regulation may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and/or may result in us entering into such transactions on less favorable terms than prior to implementation of such regulation. For example, subject to an exception under the Dodd-Frank Act for end-users of swaps upon which we may seek to rely, we may be required to clear certain interest rate hedging transactions by submitting them to a derivatives clearing organization. In addition, to the extent we are required to clear any such transactions, we will be required to, among other things, post margin in connection with such transactions. The occurrence of any of the foregoing events may have an adverse effect on our business and our stockholders’ return.
Potential reforms to Fannie Mae and Freddie Mac could adversely affect us.
There is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac. Through their lender originator networks, Fannie Mae and Freddie Mac are significant lenders to buyers of multifamily real estate. Fannie Mae and Freddie Mac have a mandate to support multifamily housing through their financing activities and any changes to their mandates, further reductions in their size or the scale of their activities, or loss of their key personnel could have a significant impact on us and may, among other things, adversely affect values for multifamily assets, interest rates, capital availability, and potential sales of multifamily communities which in turn could adversely affect our ability to dispose of our multifamily assets. Fannie Mae’s and Freddie Mac’s regulator has set overall volume limits on most of Fannie Mae’s and Freddie Mac’s lending activities. The regulator in the future could require Fannie Mae and Freddie Mac to focus more of their lending activities on small borrowers or properties the regulator deems affordable, which may or may not include our assets, which could also adversely impact us.
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
Our charter permits our board of directors to issue up to 400,001,000 shares of capital stock. Our board of directors, without any action by our stockholders, may (i) increase or decrease the aggregate number of shares, (ii) increase or decrease the number of shares of any class or series we have authority to issue, or (iii) classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of such stock with terms and conditions that could subordinate the rights of the holders of our current common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.
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

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he/she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.
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
Maryland law provides a second anti-takeover statute, the Control Share Acquisition Act, which provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by the corporation’s disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, by officers or by directors who are employees of the corporation, are excluded from the vote on whether to accord voting rights to the control shares. “Control shares” are voting shares of stock that would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of control shares. The control share acquisition statute does not apply to (i) shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (ii) acquisitions approved or exempted by a corporation’s charter or bylaws. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. We can offer no assurance that this provision will not be amended or eliminated at any time in the future. This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our affiliates or any of their affiliates.
Our charter includes an anti-takeover provision that may discourage a stockholder from launching a tender offer for our shares.
Our charter provides that any tender offer made by a stockholder, including any “mini-tender” offer, must comply with most provisions of Regulation 14D of the Exchange Act. The offering stockholder must provide us notice of such tender offer at least ten business days before initiating the tender offer. If the offering stockholder does not comply with these requirements, we will have the right to redeem that stockholder’s shares and any shares acquired in such tender offer. In addition, the non-complying stockholder shall be responsible for all of our expenses in connection with that stockholder’s noncompliance. This provision of our charter may discourage a stockholder from initiating a tender offer for our shares and prevent a stockholder from receiving a premium price for his shares in such a transaction.
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
Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter eliminates our directors’ and officers’ liability to us and our shareholders for money damages except for liability resulting from actual receipt of an improper benefit or profit in money, property or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action. In addition, our charter requires us to indemnify our directors and officers to the maximum extent permitted by Maryland law for liability actually incurred in connection with any proceeding to which they may be made, or threatened to be made, a party, except to the extent that the act or omission of the director or officer was material to the matter giving rise to the proceeding and was either committed in bad faith or was the result of active and deliberate dishonesty, the director or officer actually received an improper personal benefit in money, property or services, or, in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. As a result, we and our shareholders may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.
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
In light of our opportunistic and value-add investment strategy and our current disposition strategy, it is possible that one or more sales of our properties may be considered “prohibited transactions” under the Internal Revenue Code. Any subdivision of property, such as the sale of condominiums, would almost certainly be considered such a prohibited transaction. If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business) all income that we derive from such sale would be subject to a 100% penalty tax. The Internal Revenue Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax. A principal requirement of the safe harbor is that the REIT must hold the applicable property for not less than two years prior to its sale. Given our opportunistic and value-add investment strategy, along with our current disposition strategy, the sale of one or more of our properties may not fall within the prohibited transaction safe harbor.
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
As a REIT, the value of the non-mortgage securities we hold in all of our TRSs may not exceed 25% (20% for taxable years after 2017) of the value of all of our assets at the end of any calendar quarter. If the Internal Revenue Service were to determine that the value of our interests in all of our TRSs exceeded this limit at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interests to own a substantial number of our properties through one or more TRSs, then it is possible that the Internal Revenue Service may conclude that the value of our interests in our TRSs exceeds 25% (or 20%, as applicable) of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may be from sources other than real estate. Distributions paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year. We will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our continued qualification as a REIT. Our failure to qualify as a REIT would adversely affect the return on your investment.
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
If our operating partnership fails to maintain its status as a partnership, its income may be subject to taxation, which would reduce the cash available to us for distributions to our stockholders.
We intend to maintain the status of the Operating Partnership as a partnership for federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of the operating partnership as an entity taxable as a partnership, the Operating Partnership would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This could also result in our losing REIT status, and becoming subject to a corporate level tax on our income. This would substantially reduce the cash available to us to make special distributions and the return on your investment. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.
In certain circumstances, we may be subject to federal, state and foreign taxes, which would reduce our cash available for distributions to our stockholders.
Even if we qualify and maintain our status as a REIT, we may become subject to federal and state taxes, including alternative minimum tax (“AMT”). In addition, we may be subject to foreign taxes on our investments. For example, if we have net income from a “prohibited transaction,” such income will be subject to a 100% penalty tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our assets and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. We may also be subject to state and local taxes, including potentially the “margin tax” in the State of Texas, on our income or property, either directly or at the level of the operating partnership or at the level of the other companies through which we indirectly own our assets. Any federal, state or foreign taxes paid by us will reduce the cash available to us for distributions (including special distributions) to our stockholders.

For the year ended December 31, 2015, we had federal taxable income of approximately $3.8 million as a result of the disposal of our Babcock, AJS, Holstenplatz and Wimberly investments. On March 31, we paid a special cash distribution of $25.7 million, or $1.00 per share of common stock, funded from proceeds of asset sales. In addition, on November 20, 2015, our board of directors authorized a special cash distribution of $38.4 million, or $1.50 per share of common stock, payable to stockholders of record on December 31, 2015. This special cash distribution, which represents a portion of proceeds from asset sales, was paid on January 5, 2016. At December 31, 2015, we had remaining federal NOL carryovers of approximately $13.1 million. The Company has continued to establish a valuation allowance against its deferred tax assets as the utilization of any deferred tax asset is not at a level of more likely than not that they will be realized prior to their expiration.
For the year ended December 31, 2014, we had federal taxable income of $4.2 million as a result of the disposal of 1875 Lawrence. The Company made special cash distributions of $13 million during the year and had remaining federal NOL carryovers of $13.1 million at December 31, 2014. The Company has continued to establish a valuation allowance against its deferred tax assets as the utilization of any deferred tax asset is not at a level of more likely than not that they will be realized prior to their expiration. The Company recorded an income tax benefit of $0.1 million during the year ended December 31, 2014 related to the overpayment of AMT tax for the year ended December 31, 2013. We recorded estimated AMT tax of $0.2 million for the year ended December 31, 2013 as a result of gains recognized on the sale of investments during the year.  The Company recorded no provision for income tax, including AMT, during the year ended December 31, 2014.
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
We made two investments in real estate located outside the United States, AJS and Holstenplatz, which both sold in 2015. As a result, we were subject to foreign (i.e., non-U.S.) income taxes, withholding taxes, and other foreign taxes or similar impositions in connection with our ownership and sale of foreign real property or foreign securities. We recorded estimated foreign income tax of approximately $2.7 million as a result of the sale of our AJS and Holstenplatz investments during 2015. There can be no assurance that foreign tax authorities will not attempt to impose taxes higher than these estimates. The foreign income tax was calculated on gains recognized at the exchange rate in effect on the date of sale and calculated using current tax rates. The country in which the real property is located may impose such taxes regardless of whether we are profitable and in addition to any U.S. income tax or other U.S. taxes imposed on profits from our investments in such real property or securities. If a foreign country imposes income taxes on profits from our investment in foreign real property or foreign securities, you will not be eligible to claim a tax credit on your U.S. federal income tax returns to offset the income taxes paid to the foreign country, and the imposition of any foreign taxes in connection with our ownership and operation of foreign real property or our investment in securities of foreign entities will reduce the amounts distributable to you. Similarly, the imposition of withholding taxes by a foreign country will reduce the amounts distributable to you. We expect the organizational costs associated with non-U.S. investments, including costs to structure the investments so as to minimize the impact of foreign taxes, will be higher than those associated with U.S. investments. Moreover, we may be required to file income tax or other information returns in foreign jurisdictions as a result of our investments made outside of the U.S. Any organizational costs and reporting requirements will increase our administrative expenses and reduce the amount of cash available for special distributions to you. You are urged to consult with your own tax advisors with respect to the impact of applicable non-U.S. taxes and tax withholding requirements on an investment in our common stock.
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
The tax rate on certain “qualified dividend income” is 20% for certain individuals, trusts and estates. REIT distributions generally do not qualify for “qualified dividend income” tax rate, therefore individuals, trusts and estates may be subject to a maximum tax rate of 39.6% on ordinary REIT dividends. For corporate stockholders, the maximum corporate tax rate for such distributions is 35%. As a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” to which other corporations are typically subject. It is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interests of our stockholders.
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
Our investments in debt instruments may cause us to recognize “phantom income” for federal income tax purposes even though no cash payments have been received on the debt instruments.
We may acquire debt instruments in the secondary market for less than their face amount. The amount of such discount will generally be treated as “market discount” for federal income tax purposes. We may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. This deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value.
In general, we will be required to accrue original issue discount on a debt instrument as taxable income in accordance with applicable federal income tax rules even though no cash payments may be received on such debt instrument.
In the event a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income. Similarly, we may be required to accrue interest income with respect to investments in commercial mortgage-backed securities at the stated rate regardless of when their corresponding cash payments are received.
As a result of these factors, there is a significant risk that we may recognize substantial taxable income in excess of cash available for special distributions. In that event, we may need to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized.
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
There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. If you are investing the assets of such a plan or account in our common stock, you should satisfy yourself that:

•	your investment is consistent with your fiduciary obligations and other duties under ERISA and the Internal Revenue Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s or account’s investment policy;

•	your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	your investment in our shares, for which no public trading market exists, is consistent with the liquidity needs of the plan or IRA;

•	your investment will not produce an unrelated amount of “unrelated business taxable income” for the plan or IRA;

•	you will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
With respect to the annual valuation requirements described above, we currently expect to provide an estimated value for our shares annually. For information regarding our estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of equity Securities - Market Information” of this Annual Report on Form 10-K. We can make no claim whether such estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common stock. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.
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
Item 1B.    Unresolved Staff Comments.
Not applicable.

Item 2.    Properties.
General
The following table presents certain additional information about our consolidated investments in real estate as of December 31, 2015:

Property Name	Location	Date Acquired	Approximate Rentable Square Footage or Number of Units and Beds		Description	Encumbrances (in 000's)	Ownership Interest		Occupancy at the end of 2015		Occupancy at the end of 2014		Effective Monthly Rent per Square Foot/Unit/Bed for 2015(1)	Effective Monthly Rent per Square Foot/Unit/Bed for 2014(1)
Gardens Medical Pavilion(2)	Palm Beach Gardens, Florida	October 20, 2010	75,374		Medical office	$13,298	80.8%	(2)	62%		60%		$2.11	$1.21
Courtyard Kauai Coconut Beach Hotel	Kauai, Hawaii	October 20, 2010	311 Rooms	(3)	Hotel	38,000	80%		82%	(4)	82%	(4)	n/a	n/a
River Club and the Townhomes at River Club	Athens, Georgia	April 25, 2011	1,128 beds	(5)	Student housing	24,299	85%		96%		97%		383.62	362.72
Lakes of Margate	Margate, Florida	October 19, 2011	280 units		Multifamily	14,496	92.5%		95%		90%		1,218.84	1,127.98
Arbors Harbor Town	Memphis, Tennessee	December 20, 2011	345 units		Multifamily	25,130	94%		91%		91%		1,144.39	1,169.66
22 Exchange	Akron, Ohio	April 16, 2013	471 beds / 22,104 sq ft retail space		Student housing	19,500	90%		(6)		(6)		(7)	(7)
Parkside Apartments (“Parkside”)	Sugar Land, Texas	August 8, 2013	240 units		Multifamily	10,469	90%		77%		83%		1,149.54	1,066.50
Lakewood Flats	Dallas, Texas	October 10, 2014	435 units		Multifamily	33,500	100%		94%		93%		1,189.74	1,168.13
_______________________________________________________________________________

(1)	Effective monthly rent is calculated using leases in place as of December 31 and takes into account any rent concessions.

(2)
We acquired a portfolio of eight medical office buildings, known as the Original Florida MOB Portfolio, on October 8, 2010. We acquired a medical office building known as Gardens Medical Pavilion on October 20, 2010.  Collectively, the Original Florida MOB Portfolio and Gardens Medical Pavilion were referred to as the Florida MOB Portfolio. On September 20, 2013, we sold the Original Florida MOB Portfolio. As of December 31, 2015, we own approximately 80.8% of the ninth building, Gardens Medical Pavilion.

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

(6)
22 Exchange consists of a student housing complex with 471 beds and 22,104 square feet of retail space. At December 31, 2015 and 2014, occupancy for student housing was 94% and 83% and retail was 71% and 71%, respectively.

(7)	Effective monthly rent per bed for student housing was $584.20 and $524.41 and effective monthly rent per square foot for the retail space was $1.40 at December 31, 2015 and 2014.
The following information generally applies to our consolidated investments in our real estate properties:

•	we believe our real estate property is adequately covered by insurance and suitable for its intended purpose;

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	depreciation is provided on a straight-line basis over the estimated useful life of the buildings.

Portfolio Diversification
As an opportunistic and value-add fund, we utilize a business model driven by investment strategy and expected performance characteristics. Accordingly, we have investments in several types of real estate, including office, hotel, multifamily and student housing.
The following table shows the total revenue of our real estate portfolio for the properties we consolidated in our financial statements as of December 31, 2015 ($ in thousands):

Property	Description	2015 Revenue(1)	Percentage of 2015 Revenue
Gardens Medical Pavilion	Medical office building	$1,897	4%
Courtyard Kauai Coconut Beach Hotel	Hotel	17,694	35%
Arbors Harbor Town	Multifamily	4,749	9%
Lakes of Margate	Multifamily	4,117	8%
Parkside	Multifamily	2,910	6%
Lakewood Flats	Multifamily	6,341	13%
River Club and the Townhomes at River Club	Student housing	5,100	10%
22 Exchange	Student housing	3,399	7%
Total, excluding properties sold and held for sale(2)		$46,207	92%
Babcock Self Storage(3)	Self-storage	8	—%
Alte Jakobstraße(3)	Office building	121	—%
Holstenplatz(3)	Office building	933	2%
Wimberly(3)	Multifamily	2,981	6%
Total revenues		$50,250	100%
_________________________________________

(1)	Includes revenues generated from tenant reimbursements. Tenant reimbursements generally include payment of real estate taxes, operating expenses, and common area maintenance and utility charges.
(2) We had no assets classified as held for sale at December 31, 2015.

(3)	We sold Babcock, AJS, Holstenplatz and Wimberly in 2015. Babcock and AJS were classified as held for sale at December 31, 2014.

Geographic Diversification
The following table shows the geographic diversification of our real estate portfolio for those properties that we consolidate in our financial statements as of December 31, 2015. This table excludes revenues generated from tenant reimbursements and revenues for the four investments we sold in 2015 ($ in thousands):

Location	2015 Revenue(1)(2)	Percentage of 2015 Revenue
Hawaii	$17,694	40%
Florida	5,047	12%
Tennessee	4,538	10%
Georgia	5,020	11%
Texas	8,746	20%
Ohio	3,208	7%
	$44,253	100%
_________________________________________

(1)
2015 Revenue includes revenue from our multifamily, hotel properties and student housing, excluding tenant reimbursements, without consideration of tenant contraction or termination rights. It also includes contractual base rental income of our office properties and does not take into account any rent concessions or prospective rent increases. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

(2)
This table does not include revenues of less than $0.1 million for Babcock, located in Texas, $0.1 million for AJS, located in Germany, $0.7 million for Holstenplatz, located in Germany, and $2.8 million for Wimberly, located in Colorado. We sold these four properties during 2015.

See Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements for information regarding how geographic concentration may be considered in the evaluation of our investments for impairment.
Future Lease Payments Table
The following table presents the future minimum base rental payments due to us under non-cancelable leases over the next ten years at Gardens Medical Pavilion, our only remaining office property as of December 31, 2015 (in thousands):

Year	Amount
2016	$1,246
2017	1,242
2018	936
2019	874
2020	880
2021	766
2022	701
2023	701
2024	613
2025	—
Thereafter	—

Portfolio Lease Expirations
The following table presents lease expirations for non-cancelable leases for our only remaining office property, Gardens Medical Pavilion, as of December 31, 2015 ($ in thousands):

Year of Expiration	Number of Leases Expiring	Annualized Base Rent(1)	Percent of Annualized Base Rent Expiring	Leased Rentable Sq. Ft.	Percent of Rentable Sq. Ft. Expiring
2016	1	$53	4%	2,377	4%
2017	3	371	24%	10,540	16%
2018	3	167	11%	7,383	11%
2019	—	—	—%	—	—%
2020	1	120	8%	4,370	7%
2021	1	76	5%	2,844	4%
2022	—	—	—%	—	—%
2023	1	127	8%	16,548	26%
2024	1	613	40%	20,433	32%
2025	—	—	—%	—	—%
Thereafter	—	—	—%	—	—%
Total	11	$1,527	100%	64,495	100%
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
Determination of Estimated Per Share Value
On November 20, 2015, pursuant to the Amended and Restated Policy for Estimation of Common Stock Value (the “Estimated Valuation Policy”), the board of directors of Behringer Harvard Opportunity REIT II, Inc. met and established an estimated per share value of the Company’s common stock as of October 31, 2015 of $9.19. As of December 31, 2015, the estimated value per share of the Company’s common stock was reduced by $1.50 per share, from $9.19 to $7.69, in accordance with the Valuation Policy to take into account the special cash distribution paid to stockholders of record as of December 31, 2015.
Process and Methodology
Our board of directors’ objective in determining an estimated value per share is to arrive at an estimated value that it believes is reasonable, after consultation with our Advisor and an independent, third-party valuation and advisory firm, Capright Property Advisors, LLC (“Capright”), using what the board of directors deems to be appropriate valuation methodologies and assumptions under current circumstances in accordance with the Estimated Valuation Policy.
In arriving at an estimated value per share, our board of directors reviewed and considered the valuation analyses prepared by the Advisor and Capright. The Advisor presented a report to the board of directors with an estimated per share value. Capright provided our board of directors an opinion that the resulting “as-is” market value for the Company’s properties, as calculated by the Advisor, and the other assets and liabilities as valued by the Advisor, along with the corresponding net asset value valuation methodologies and assumptions used by the Advisor to arrive at a recommended value of $9.19 per share as of October 31, 2015 were appropriate and reasonable. The board of directors conferred with the Advisor and a representative from Capright regarding the methodologies and assumptions used to reach their respective conclusions. The board of directors, which is responsible for determining the estimated per share value, considered all information provided in light of its own familiarity with our assets and unanimously approved an estimated value of $9.19 per share as of October 31, 2015.
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
In forming their conclusion as to the “as-is” value of the real estate investments held by the Company as of October 31, 2015, Capright’s opinion was subject to various limitations. For the appraisals of the Company’s eight properties performed by Capright, the scope of their work included:

•	Review of all property level information provided by the Advisor;

•	Physical inspection of four of the properties to determine their physical condition and location attributes;

•	Review of the historical performance of the Company’s real estate investments and business plans related to operations of the investments; and

•	Review of the applicable markets by means of publications and other resources to measure current market conditions, supply and demand factors, and growth patterns.
For the remaining real estate investment, our mezzanine loan, Capright reviewed the Advisor’s valuation of the investment including accrued interest and the profit participation.
Capright also evaluated the following information to arrive at their opinion:

•	Review of key market assumptions for mezzanine investments and mortgage liabilities, including but not limited to interest rates and collateral;

•	Review of the data models prepared by the Advisor supporting the valuation for each investment;

•
Review of Advisor calculations related to value allocations to noncontrolling interests and joint venture interests, preferred equity interests, and promoted interests, based on contractual terms and market assessments; and

•	Review of valuation methodology used by the Advisor for other assets and liabilities.

Capright has acted as a valuation advisor to the Company in connection with this assignment. The compensation paid to Capright in connection with this assignment was not contingent upon the successful completion of any transaction or conclusion reached by Capright. Capright has rendered valuation advisory services to another Behringer-sponsored investment program previously for which it received usual and customary compensation. Capright may be engaged to provide financial advisory services to the Company, its Advisor, or other Behringer-sponsored investment programs or their affiliates in the future.
The estimated valuation of $9.19 per share as of October 31, 2015 reflects an increase from the estimated valuation of $8.72 per share, which was the estimated per share value established as of October 31, 2014 after adjustment for the $1.00 per share special distribution paid to shareholders of record on March 30, 2015. The major factors that contributed to the increase in the adjusted estimated share value were:

•	the increased value of our participation in the estimated residual profit of a development project in which we are the mezzanine lender as a result of significant completion progress;

•	the sale of Wimberly at Deerwood during 2015 for a sales price in excess of its estimated value in the 2014 estimated value per share calculation; and

•	improved operating performance and the continued compression of capitalization rates among the multi-family assets in the portfolio.
These increases were partially offset by a decline in the equity value of certain real estate investments as a result of changes in the local markets in which they are located.
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
Our Advisor estimated the value of our investments in real estate utilizing multiple valuation methods, as appropriate for each asset, including an income approach using discounted cash flow analysis and a sales comparable analysis. The key assumptions used in the discounted cash flow approach were specific to each property type, market location, and quality of each property and were based on similar investors’ return expectations and market assessments. The key assumptions are reflected in the table included under “Allocation of Estimated Value” below. In calculating values for our assets, our Advisor used balance sheet and cash flow estimates as of September 30, 2015.
In forming its opinion, Capright prepared appraisals on all eight of our consolidated investment properties in connection with the valuation. The appraisals estimated values by using discounted cash flow, comparable sales, or a weighting of these approaches in determining each property’s value. The appraisals employed a range of terminal capitalization rates, discount rates, growth rates, and other variables that fell within ranges that Capright and the Advisor believed would be used by similar investors to value the properties we own. The assumptions used in developing these estimates were specific to each property (including holding periods) and were determined based upon a number of factors including the market in which the property is located, the specific location of the property within the market, property and market vacancy, tenant demand for space, and investor demand and return requirements.
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
Investment in Mezzanine Loan. The value of our mezzanine loan investment was valued at the outstanding principal balance plus accrued interest and the current estimated value of the profit participation. As significant progress has been completed on the development of the multifamily project, the value of the profit participation was derived by valuing the project using a discounted cash flow analysis. The loan is accounted for as an investment in unconsolidated joint venture on our condensed consolidated balance sheet at September 30, 2015 and December 31, 2015.

Mortgage Loans. Values for mortgage loans were estimated by the Advisor and reviewed by Capright using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratios. The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rates for mortgage loans ranged from 1.7% to 5.2%.
Other Assets and Liabilities. For a majority of our other assets and liabilities (consisting of cash and cash equivalents, short-term investments, accounts payable, and other liabilities), the carrying values as of September 30, 2015, as adjusted for significant activity through October 31, 2015, were considered equal to fair value by the Advisor due to their cost-based characteristics or short maturities. In connection with our estimated valuation of operating properties, notes receivable, and mortgage loans payable, certain GAAP balances related to accumulated depreciation and amortization, straight-lining of rents, deferred revenues and expenses, and debt and notes receivable premiums and discounts have been eliminated as the accounts were already considered in the estimated values.
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
Common Stock Outstanding. In deriving an estimated per share value, the total estimated value was divided by 25.6 million, the total number of common shares outstanding as of October 31, 2015, on a fully diluted basis, which includes financial instruments that can be converted into a known or determinable number of common shares. As of the valuation date, none of the financial instruments that could be converted into common shares are currently convertible into a known or determinable number of common shares. The determination of the number of common shares outstanding used in the estimated value per share is the same as used in GAAP computations for per share amounts.
Our estimated value per share was calculated by aggregating the value of our assets, subtracting the value of our liabilities, and dividing the net total by the fully-diluted common stock outstanding. Our estimated value per share is effective as of October 31, 2015.
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

Allocation of Estimated Value
The table below sets forth the calculation of the Company’s estimated value per share as of October 31, 2015, as well as the calculation of the Company’s prior estimated value per share as of October 31, 2014. The estimated valuation of $9.19 per share as of October 31, 2015, reflects an increase from the estimated valuation of $8.72 per share, which was the adjusted estimated per share value established as of October 31, 2014 after adjustment for the $1.00 per share special distribution paid to shareholders on March 31, 2015.

	October 31, 2015 Estimated Value per Share	October 31, 2014 Estimated Value per Share
Real estate:
Operating(1)	$13.06	$16.19
Mezzanine loan investment(2)	0.82	0.53
Cash and cash equivalents	3.07	2.92
Restricted cash	0.16	0.17
Notes payable(3)	(7.03)	(8.78)
Other assets and liabilities	(0.30)	(0.20)
Noncontrolling interests	(0.59)	(1.11)
Estimated net asset value per share	$9.19	$9.72
Estimated enterprise value premium	—	—
Total estimated value per share(4)	$9.19	$9.72
Less: Special cash distribution(5)	—	(1.00)
Total estimated value per share, as adjusted	$9.19	$8.72
______________________________________________________________________

(1)    The following are the key assumptions (shown on a weighted average basis) which are used in the discounted cash flow models to estimate the value of the real estate assets we currently own.

	Hotel	Multifamily	Student Housing	Office
Exit capitalization rate	7.50%	6.04%	6.50%	7.00%
Discount rate	9.00%	7.04%	7.69%	8.25%
Annual market rent growth rate	3.00%	3.00%	3.08%	3.00%
Average holding period	10 years	10 years	10 years	10 years
The following are ranges of the key assumptions which are used in the discounted cash flow models to estimate the value of the real estate assets we currently own. The discounted cash flow analyses for our hotel asset is only one category as is our office asset, and therefore, no range of values is available.

	Multifamily	Student Housing
Exit capitalization rate	5.50% - 6.50%	6.50%
Discount rate	6.25% - 7.75%	7.50% - 8.00%

(2)    Accounted for as an investment in unconsolidated joint venture on our consolidated balance sheet at September 30, 2015 and December 31, 2015.
(3)    October 31, 2015 notes payable net of $(1.1 million) mark-to-market adjustment.
(4)    As of October 31, 2015, we had 25,585,198 shares outstanding.  The potential dilutive effect of our common stock equivalents does not affect our estimated per share value as there were no potentially dilutive securities outstanding at October 31, 2015.

(5)    On March 31, 2015, we paid a $1.00 per share special cash distribution to stockholders of record on March 30, 2015.
The real estate assets we owned as of October 31, 2015 reflect an overall increase of 19.8% from the original purchase price (excluding acquisition costs and operating deficits), or amounts advanced under the mezzanine loan, plus post-acquisition capital investments.
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

	Change in Estimated Value per Share
Description	Increase of 25 basis points	Decrease of 25 basis points
Capitalization rate	$(0.61)	$0.67
Discount rate	$(0.27)	$0.22
Historical Estimated Values per Share
The historical reported estimated values per share of the Company’s common stock approved by the board of directors are set forth below:

Estimated Value per Share	Effective Date of Valuation	Filing with the Securities and Exchange Commission
$9.72(1)	October 31, 2014	Current Report on Form 8-K filed December 2, 2014
$10.09(2)	August 1, 2013	Current Report on Form 8-K filed August 15, 2013
______________________________________________________________________

(1)	Pursuant to our Estimated Valuation Policy, our estimated value per share was reduced to $8.72 in March 2015 as a result of the payment of a special cash distribution of $1.00 per share.

(2)	Pursuant to our Estimated Valuation Policy, our estimated value per share was reduced to $9.59 in September 2014 as a result of the payment of a special cash distribution of $0.50 per share.
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

For further information regarding the limitations of the estimated value per share, see the Estimated Valuation Policy filed as Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 28, 2012. We currently intend to update our estimated per share value annually.
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
Holders
As of February 29, 2016, we had 25,494,946 shares of common stock outstanding held by a total of 10,876 stockholders.
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
We have paid, and may in the future pay, some or all of our distributions from sources other than operating cash flow. We have, for example, generated cash to pay special distributions from dispositions, the components of which may represent a return of capital and/or the gains on sale. In addition, from time to time, our Advisor may agree to waive or defer all or a portion of the acquisition, asset management, or other fees or incentives due to it, pay general administrative expenses or otherwise supplement investor returns, which may increase the amount of cash that we have available to pay special distributions to our stockholders.
Our board of directors declared two special cash distributions during 2015, one on March 18 for a total of $25.7 million and one on November 20 for a total of $38.4 million, for an aggregate total of $64.1 million, or $2.50 per share of common stock. The Company paid the $25.7 million special cash distribution on March 31, 2015 and the $38.4 million special cash distribution on January 5, 2016. On August 8, 2014, our board of directors authorized a special cash distribution totaling $13 million, or $0.50 per share of common stock, which was paid on September 18, 2014. The special cash distributions paid during 2015 and 2014 were fully funded with a portion of proceeds from asset sales. We did not pay any distributions during the year ended December 31, 2013.
We expect any future distributions to be fully funded with proceeds from asset sales. For further discussion regarding our ability to sustain any level of our distributions, see Part I, Item 1A, “Risk Factors.”

Recent Sales of Unregistered Securities
During the three months ended December 31, 2015, we did not sell any equity securities that were not registered under the Securities Act of 1933.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information regarding our equity compensation plans as of December 31, 2015:

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
The terms on which we redeem shares may differ between redemptions upon a stockholder’s death, “qualifying disability” (as defined in the share redemption program) or confinement to a long-term care facility (collectively, Exceptional Redemptions) and all other redemptions or Ordinary Redemptions. From April 1, 2012 through May 15, 2014, our board of directors suspended accepting Ordinary Redemptions. On May 15, 2014, our board of directors adopted the Third Amended and Restated Share Redemption Program and reopened the share redemption program for Ordinary Redemptions, to be effective on that date. In addition, for periods beginning on or after May 15, 2014, the cash available for redemptions was increased from $1 million to no more than $10 million in any twelve-month period. The redemption limitations apply to all redemptions, whether Ordinary or Exceptional Redemptions.
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
Effective November 20, 2015, our estimated value per share was $9.19. As of December 31, 2015, the estimated value per share of our common stock was reduced by $1.50 per share, from $9.19 to $7.69, in accordance with the Valuation Policy to take into account the special cash distribution authorized by our board of directors on November 20, 2015, paid to stockholders of record as of December 31, 2015 on January 5, 2016. As a result, the redemption price for shares redeemed after December 31, 2015 will be based on the estimated value per share, as adjusted, of $7.69. For a full description of the methodologies used to estimate the value of our common stock as of October 31, 2015, see “Determination of Estimated Per Share Value” disclosed above.
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

Any Ordinary Redemption requests submitted while Ordinary Redemptions were suspended were returned to investors and must be resubmitted. We gave all stockholders notice that we were resuming Ordinary Redemptions, so that all stockholders would have an equal opportunity to submit shares for redemption. Any redemption requests are honored pro rata among all requests received based on funds available and are not honored on a first come, first served basis. During the three months ended December 31, 2015, our board of directors redeemed all 27 Ordinary Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 66,455 shares redeemed for $0.4 million (approximately $6.36 per share).  All redemptions were funded with cash on hand.
During the three months ended December 31, 2015, our board of directors redeemed all three Exceptional Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 3,333 shares redeemed for less than $0.1 million (approximately $7.18 per share).  All redemptions were funded with cash on hand.
During the quarter ended December 31, 2015, we redeemed shares as follows (including both Ordinary Redemptions and Exceptional Redemptions):

2015	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
October	69,788	$6.40	69,788	(1)
November	—	—	—
December	—	—	—
	69,788	$6.40	69,788	(1)
______________ ____________

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.
Item 6.    Selected Financial Data.
As of December 31, 2015, we had nine real estate investments, eight of which were consolidated. One of our consolidated properties is wholly owned and seven properties are consolidated through investments in joint ventures. During 2015, we sold four properties: Babcock Self Storage; the AJS and Holstenplatz office buildings; and the Wimberly multifamily property. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.
The following table reflects a rollforward of the number of real estate investments we had beginning January 1, 2011 through December 31, 2015:

Year	Portfolio Beginning of Year	Acquisitions	Dispositions	Portfolio at Year-End	Unconsolidated at Year-End (1)
2011(2)	10	4	3	11	—
2012(3)	11	1	2	10	—
2013(4)	10	4	1	13	1
2014	13	1	1	13	1
2015	13	—	4	9	1
______________________________________________________________________

(1)	The number of unconsolidated investments at year-end is included in the number of investments in the Portfolio at Year-End.

(2)	The number of dispositions in 2011 includes receipt of prepayment of a loan receivable, an equity investment, and an 80% interest in a corporate headquarters and industrial warehouse facility.

(3)
The number of dispositions in 2012 does not reflect the sale of one of four buildings in our Interchange Business Center investment. We sold the remaining three buildings at Interchange Business Center on April 12, 2013 and reflected the sale in 2013 as part of the disposition of the remaining buildings in 2013.

(4)
The number of dispositions in 2013 does not reflect the sale of the Original Florida MOB Portfolio. This investment and Gardens Medical Pavilion, collectively, the Florida MOB Portfolio have been counted as one investment. As of December 31, 2015, we own an 80.8% interest in Gardens Medical Pavilion.

The selected data below has been derived from our audited consolidated financial statements ($ in thousands, except per share amounts):

	December 31,
	2015	2014	2013	2012	2011
Total assets	$343,845	$409,691	$414,375	$379,066	$447,996
Notes payable	$178,692	$216,294	$212,037	$183,308	$239,757
Other liabilities(1)	48,574	16,841	9,549	9,225	11,235
Behringer Harvard Opportunity REIT II, Inc. equity	109,818	168,520	183,884	175,163	182,397
Noncontrolling interest	6,761	8,036	8,905	11,370	14,607
Total liabilities and equity	$343,845	$409,691	$414,375	$379,066	$447,996
_____________________________________

(1)
Other liabilities as of December 31, 2015 of $48.6 million include distributions payable of $38.4 million for a special cash distribution which was authorized by the board of directors on November 20, 2015 and paid out on January 5, 2016. Other liabilities as of December 31, 2014 of $16.8 million include obligations associated with real estate held for sale of $9.2 million related to Babcock and AJS.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Revenues	$50,250	$48,597	$43,389	$32,718	$21,822
Income (loss) from continuing operations, including gains on disposals(1)	7,677	(334)	(17,553)	(12,785)	(9,409)
Gains on disposals in continuing operations(1)	22,771	11,454	n/a	n/a	n/a
Income from discontinued operations, including gains on disposal	—	—	31,159	22,012	776
Impairment charge(2)	(1,417)	—	—	—	—
Net income (loss)	7,677	(334)	13,606	9,227	(8,633)
Add: Net (income) loss attributable to noncontrolling interest	(699)	331	(4,877)	(7,562)	882
Net income (loss) attributable to the Company	6,978	(3)	8,729	1,665	(7,751)
Basic and diluted income (loss) per share	$0.27	$—	$0.34	$0.06	$(0.32)
Distributions declared per share	$2.50	$0.50	$—	$0.625	$0.50
________________________________________

(1)
Effective April 1, 2014, we early adopted the revised guidance for discontinued operations. The Company does not view the sales of Babcock, AJS, Holstenplatz and Wimberly during 2015 or the sale of 1875 Lawrence in 2014 as a strategic shift. Therefore, the results of operations and gains on disposal of these investments are classified in income (loss) from continuing operations for the years ended December 31, 2015 and 2014.

(2)	During 2015, we recorded a non-cash impairment charge of $1.4 million on our investment in 22 Exchange, a student housing property, due to the current local market in Akron, Ohio.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.
Executive Overview
We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis.  In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who were distressed or faced time-sensitive deadlines.  In addition, our opportunistic and value-add investment strategy has included investments in real estate-related assets that present opportunities for higher current income. We have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily. We have purchased existing, income-producing properties and newly constructed properties. We have also invested in a mortgage loan and a mezzanine loan. We have made our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. We are not actively seeking to purchase additional assets at this time and have entered our disposition phase. Consistent with our investment objectives of commencing a liquidation within three to six years after the termination of our initial public offering, we have entered our disposition phase and our board of directors is in the process of considering the orderly disposition of our assets.
Market Outlook
During 2015, the U.S. economy grew at a modest rate. The Gross Domestic Product (“GDP”) for 2015 grew at a rate of 2.4%, matching the growth in 2014, but showed signs of slowing in the fourth quarter. The slowdown during the fourth quarter reflects the struggling oil and gas sector and global economic concerns. Economists have forecasted modest economic growth of approximately 2% during 2016. Consumer confidence remained strong as a result of local unemployment and reduced fuel prices. The unemployment rate ended the year at a low 5%. Although consumer spending continued to drive growth, it also showed signs of slowing during the fourth quarter of 2015. Although short-term interest rates increased in December, many analysts think that economic weakness and global pressures will cause a slowdown in the pace of rate hikes during 2016.
As of December 31, 2015, we were invested in four multifamily properties.  For the year ended December 31, 2015, excluding assets sold during the year, 39% of our total revenues were derived from our multifamily properties. The multifamily sector continued to perform well during 2015 and ended the year with the national multifamily vacancy rate at 4.2%. Home ownership rates continue to remain depressed which has contributed to rental demand. Strong job growth and positive general economic conditions supported increases in rental rates for the year. Many analysts are projecting continued multifamily rental growth, albeit at a slower pace particularly in markets with favorable job and income growth, where the demand fundamentals can absorb the supply. It is projected that supply totaling 285,000 units in 2016 will likely surpass demand, resulting in a nominal increase in vacancy.
We currently have a multifamily property located in Sugar Land, Texas, a suburb of Houston, and an investment in a multifamily development located in Denver, Colorado. Both Houston and Denver are energy hubs. The energy sector experienced a significant decline in oil prices in 2015 which resulted in industry job losses and slow local economic growth. As a result, Houston is projected to experience slow job growth during 2016 and future rent growth is expected to be stagnant. Denver is headquarters to a number of energy companies. Job layoffs as a result of the downturn in oil prices could reduce the number of tenants available to lease a unit at the development project which is expected to be completed in the second quarter of 2016. Continued downturn in the oil and gas industry could continue to have an adverse impact on the results at both of these multifamily investments.
Financing continues to be a favorable factor for the multifamily sector. As of the end of February 2016, five- and ten-year treasury rates, key benchmarks for multifamily financings, remain low at 1.2% and 1.7%, respectively. In addition to favorable general interest rates, positive macroeconomic conditions will continue to bring in additional lending sources.
As of December 31, 2015, we owned an interest in one hotel property. For the year ended December 31, 2015, excluding assets sold during the year, 38% of our total revenues were derived from our hotel property. The lodging industry saw modest performance increases during 2015 and is expected to see growth, but at lower levels, in 2016. During 2015, industry demand increased by 2.9% which was slightly offset by a 1.1% increase in supply. Smith Travel Research indicates that during 2015 the U.S. hotel industry’s occupancy increased 1.7% to 65.6% while the national overall ADR increased 4.4% and RevPar grew 6.3%. During 2015, our hotel property, Courtyard Kauai Coconut Beach Hotel located in Kauai, Hawaii, experienced an increase in ADR of 5.1% and an increase in RevPar of 5.9% while occupancy remained constant year-over-year. Hawaii’s economy is dependent on conditions in other local U.S. economies and Japan. Hawaii is expected to experience slight economic growth in 2016. Visitor arrivals to the islands are expected to grow 1.9% in 2016 while visitor expenditures are expected to grow 2.4% for the same period.
As of December 31, 2015, a portion of our portfolio is invested in three public university student housing complexes, including two complexes located in Georgia and one complex located in Ohio. In student housing, unlike traditional multifamily housing, most leases typically commence and terminate on the same dates.  In the case of our typical student housing leases, this date coincides with the commencement of the fall academic term with the leases typically terminating at the completion of the last summer school session of the academic year.  As such, we must re-lease each property in its entirety each year during a highly compressed time period, resulting in significant turnover in our tenant population from year to year.  As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the short annual leasing season that typically begins in January and ends in August of each year.  Our properties’ occupancy rates are therefore typically relatively stable during the August to July academic year, but are susceptible to fluctuation at the commencement of each new academic year, which may be greater than the fluctuation in occupancy rates experienced by traditional multifamily properties.  Overall, enrollment is rising again at universities and supply is expected to decline in 2016 creating a balance in supply and demand. Some state universities continue to face many challenges, including reduced support from constrained state budgets, demands on institutional funds for academic and support services, lower enrollment and increased tuition costs. These challenges may lead to a decrease in occupancy and lower than anticipated revenues at our student housing properties.
Although the current outlook on financing trends appears relatively stable, there are risks.  It is expected that the U.S. Federal Reserve may continue to increase interest rates during 2016, the timing and amount of the rate increase as well government spending levels and global economic concerns can affect the overall level of domestic economic growth.  Any of these issues could slow growth, which could affect the amount of capital available or the costs charged for financings. As of December 31, 2015, our weighted average interest rate was 3.5%, compared to 3.3% at December 31, 2014.
Liquidity and Capital Resources
We had unrestricted cash and cash equivalents of $76.8 million at December 31, 2015. Our principal demands for funds going forward will be for the payment of (a) operating expenses, (b) interest and principal on our outstanding indebtedness, and (c) special distributions. Generally, we expect to meet cash needs for the payment of operating expenses and interest on our outstanding indebtedness from our cash flow from operations and to fund special distributions from our proceeds from asset sales. To the extent that our cash flow from operations is not sufficient to cover our operating expenses, interest on our outstanding indebtedness, redemptions or special distributions, we expect to use borrowings and asset sales to fund such needs.
We are not actively seeking to purchase additional properties, but may invest capital in our current assets in order to position them for sale in the normal course of business. We intend to hold the various real properties in which we have invested until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. We sold 1875 Lawrence in 2014, Babcock and AJS in the first quarter of 2015, and Holstenplatz and Wimberly in the third quarter of 2015. We are in the process of disposing of assets. On March 31, 2015, we paid a special cash distribution, which represents a portion of proceeds from asset sales, of $25.7 million, or $1.00 per share of common stock. On November 20, 2015, our board of directors authorized a special cash distribution of $38.4 million, or $1.50 per share of common stock, funded from proceeds of asset sales. The special cash distribution was paid on January 5, 2016.
We continually evaluate our liquidity and ability to fund future operations and debt obligations.  As anticipated, we extended our debt secured by Courtyard Kauai Coconut Beach Hotel by 18 months from its initial maturity date of November 9, 2015 to May 9, 2017. The balance of the debt at December 31, 2015 was $38 million. The next debt maturity for the Company is January 2018. In addition to our debt obligations, we consider other factors in evaluating our liquidity. For example, to the extent our portfolio is concentrated in certain geographic regions and types of assets, downturns relating generally to such regions and assets may result in tenants defaulting on their lease obligations at a number of our properties within a short time period.  Such defaults could negatively affect our liquidity and adversely affect our ability to fund our ongoing operations. For the year ended December 31, 2015, excluding the four investments we sold in 2015, 38% and 20% of our total revenues were derived from our properties located in Hawaii and Texas, respectively. Additionally, excluding the four properties sold in 2015, 39% of our total revenues were from our multifamily properties and 38% were from our hotel property.
We may, but are not required to, establish capital reserves from cash flow generated by operating properties and other investments, or net sales proceeds from the sale of our properties and other investments.  Capital reserves are typically utilized for non-operating expenses such as tenant improvements, leasing commissions, and major capital expenditures.  Alternatively, a lender may establish its own criteria for escrow of capital reserves.

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
At December 31, 2015, our notes payable balance was $178.7 million and had a weighted average interest rate of 3.5% compared to a balance of $216.3 million, excluding $9.1 million of contractual obligations on real estate held for sale, and a weighted average interest rate of 3.3% at December 31, 2014. We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the Courtyard Kauai Coconut Beach Hotel, 22 Exchange, and Parkside notes payable.
During the year ended December 31, 2015, we used a portion of the proceeds from the sales of Babcock, AJS and Wimberly to pay off in full the existing indebtedness related to the properties for an aggregate total of $35 million. In addition, we paid off the Holstenplatz debt of $8.1 million on April 30, 2015, its maturity date, and sold the property on September 1, 2015. We disbursed a total of $43.1 million to pay off the debt on the four properties disposed of in 2015.
Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios, loan to value ratios, and liquidity.  As of December 31, 2015, we believe we were in compliance with the debt covenants under our loan agreements.
One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt. The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of December 31, 2015. Interest payments on variable rate debt are based on rates in effect as of December 31, 2015. The table does not represent any extension options (in thousands):

	Payments Due by Period(1)
Description	2016	2017	2018	2019	2020	Thereafter	Total
Principal payments—fixed rate debt	$1,912	$2,135	$46,845	$24,309	$13,772	$17,813	$106,786
Principal payments—variable rate debt	—	38,000	—	33,500	—	—	71,500
Interest payments—fixed rate debt	5,052	4,940	3,308	1,579	784	1,665	17,328
Interest payments—variable rate debt	1,190	845	655	602	—	—	3,292
Total(2)	$8,154	$45,920	$50,808	$59,990	$14,556	$19,478	$198,906
_____________________________

(1)	Does not include approximately $0.4 million of unamortized premium related to debt we assumed on our acquisition of Parkside.

(2)	Does not include assumptions for any available extension options.

Results of Operations
Year ended December 31, 2015 as compared to the year ended December 31, 2014
As of December 31, 2015, we had nine real estate investments, eight of which were consolidated (one wholly owned and seven properties consolidated through investments in joint ventures). We sold four properties during 2015.
As of December 31, 2014, we had 13 real estate investments, including AJS and Babcock, which were classified as held for sale in our consolidated balance sheet, 12 of which were consolidated (two wholly owned and ten properties consolidated through investments in joint ventures). We completed one acquisition and sold one property during 2014.
The following table provides summary information about our results of operations for the years ended December 31, 2015 and 2014 ($ in thousands):

	Year ended December 31,		Increase (Decrease)	Percentage Change	$ Change due to Acquisitions(1)	$ Change due to Dispositions(2)	$ Change due to Same Store(3)
Description	2015	2014
Rental revenue	$32,556	$32,226	$330	1.0%	$4,956	$(4,494)	$(132)
Hotel revenue	17,694	16,371	1,323	8.1%	—	—	1,323
Property operating expenses	11,503	11,288	215	1.9%	1,087	(1,111)	239
Hotel operating expenses	12,498	11,954	544	4.6%	—	—	544
Interest expense, net	6,791	7,833	(1,042)	(13.3)%	527	(1,410)	(159)
Real estate taxes	6,127	5,388	739	13.7%	1,138	(583)	184
Impairment charge	1,417	—	1,417	100.0%	—	—	1,417
Property management fees	1,650	1,642	8	0.5%	135	(153)	26
Asset management fees(4)	2,702	2,368	334	14.1%	332	(272)	274
General and Administrative	3,620	4,076	(456)	(11.2)%	n/a	n/a	n/a
Acquisition expense	—	1,307	(1,307)	(100.0)%	(1,307)	—	—
Depreciation and amortization	14,950	14,362	588	4.1%	2,448	(2,072)	212
Loss on early extinguishment of debt	732	454	278	61.2%	—	278	—
Other loss	777	38	739	1,944.7%	—	739	—
Gain on sale of real estate	22,771	11,454	11,317	98.8%	—	11,317	—
Income tax benefit (expense)	(2,726)	101	(2,827)	n/a	n/a	n/a	n/a
_____________

(1)	Represents the dollar amount increase (decrease) for the year ended December 31, 2015 compared to the year ended December 31, 2014 related to the acquisition of Lakewood Flats on October 10, 2014.

(2)
Represents the dollar amount increase (decrease) for the year ended December 31, 2015 compared to the year ended December 31, 2014 related to the dispositions of 1875 Lawrence on May 30, 2014, Babcock on January 8, 2015, AJS on February 21, 2015, Holstenplatz on September 1, 2015, and Wimberly on September 9, 2015.

(3)
Represents the dollar amount increase (decrease) for the year ended December 31, 2015 compared to the year ended December 31, 2014 with respect to real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store for the periods ended December 31, 2015 and 2014 include Gardens Medical Pavilion, River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town Courtyard Kauai Coconut Beach Hotel, 22 Exchange, and Parkside.

(4)
Asset management fees payable to the Advisor are an obligation of the Company, and as such, asset management fees associated with all investments owned during the period are classified in continuing operations. Therefore, the amounts above include asset management fees associated with any property owned during a particular period, including those related to our disposed properties.

The following table reflects rental revenue and property operating expenses for the years ended December 31, 2015 and 2014 for (i) our Same Store operating portfolio; (ii) our acquisition of Lakewood Flats in 2014; (iii) our dispositions of Babcock on January 8, 2015, AJS on February 21, 2015, Holstenplatz on September 1, 2015, Wimberly on September 9, 2015, and 1875 Lawrence on May 30, 2014 (in thousands):

	Year Ended December 31,
Description	2015	2014	Change
Rental revenue
Same Store	$22,172	$22,304	$(132)
Acquisition	6,341	1,385	4,956
Dispositions	4,043	8,537	(4,494)
Total rental revenue	$32,556	$32,226	$330

Property operating expenses
Same Store	$8,325	$8,086	$239
Acquisition	1,408	321	1,087
Dispositions	1,770	2,881	(1,111)
Total property operating expenses	$11,503	$11,288	$215
The tables below reflect occupancy and effective monthly rental rates for our Same Store operating properties and occupancy and ADR for Courtyard Kauai Coconut Beach Hotel:

	Occupancy (%)		Effective Monthly Rent per Square Foot/Unit/Bed ($)(1)
	Year Ended December 31,		Year Ended December 31,
Property	2015	2014	2015	2014
Gardens Medical Pavilion	62%	60%	$2.11	$1.21	per sq ft
River Club and the Townhomes at River Club	96%	97%	383.62	362.72	per bed
Lakes of Margate	95%	90%	1,218.84	1,127.98	per unit
Arbors Harbor Town	91%	91%	1,144.39	1,169.66	per unit
22 Exchange	94%	83%	584.20	524.41	per bed
Parkside	77%	83%	1,149.54	1,066.50	per unit
______________________________

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

	Occupancy (%)(1)		ADR ($)
	Year Ended December 31,		Year Ended December 31,
Property	2015	2014	2015	2014
Courtyard Kauai Coconut Beach Hotel	82%	82%	$140.34	$133.50
_______________________________________

(1)
Represents average occupancy for the year ended December 31. The Courtyard Kauai Coconut Beach Hotel has 311 rooms and approximately 6,200 square feet of meeting space. Occupancy is for the entire year and is based on standard industry metrics, including rooms available for rent.

Continuing Operations
Our results of operations for the respective periods presented reflect decreases in some categories and increases in others. During the year ended December 31, 2015, we had decreases in rental revenue and property operating expenses of $4.5 million and $1.1 million, respectively, from the impact of the five dispositions in 2014 and 2015. Our rental revenue and property operating expenses increased $5 million and $1.1 million, respectively, due to the acquisition of Lakewood Flats in October 2014. Management expects decreases in most categories in the future as we dispose of additional real estate and real estate-related assets. We are not actively seeking to purchase additional assets at this time, but may invest capital in our current assets in order to position them for sale in the normal course of business.
Revenues.    Revenues for the year ended December 31, 2015, including Courtyard Kauai Coconut Beach Hotel, were $50.3 million, an increase of $1.7 million from the year ended December 31, 2014. Same Store rental revenue (including our hotel revenue) for the years ended December 31, 2015 and 2014 was $39.9 million and $38.7 million, respectively, while rental revenue from our Lakewood Flats acquisition in 2014 was $6.3 million for the year ended December 31, 2015 compared to the 2014 partial year of $1.4 million. Rental revenue from Babcock, AJS, Holstenplatz and Wimberly disposed of in 2015 and 1875 Lawrence disposed of in 2014 was $4 million and $8.5 million for the years ended December 31, 2015 and 2014, respectively.
The change in revenue is primarily due to:

•
an increase in rental revenue of $5 million as a result of our 2014 acquisition of Lakewood Flats. This increase was partially offset by decreases of approximately $4.5 million related to our dispositions in 2014 and 2015 and $0.1 million related to our Same Store operations; and

•
an increase in hotel revenue of $1.3 million, or 8%, at the Courtyard Kauai Coconut Beach Hotel due to a 5.1% increase in ADR, resulting in a 5.9% increase in RevPar year-over-year. The occupancy rate remained constant. The improvements in ADR and RevPar are primarily the result of improved operating performance.

Property Operating Expenses.    Property operating expenses for the years ended December 31, 2015 and 2014 were $11.5 million and $11.3 million, respectively. The increase of $0.2 million was primarily due to increases of $1.1 million and $0.2 million for the acquisition of Lakewood Flats and our Same Store operations, respectively. These increases were partially offset by a decrease of $1.1 million related to our 2014 and 2015 dispositions.
Hotel Operating Expenses.  Hotel operating expenses for the years ended December 31, 2015 and 2014 were $12.5 million and $12 million, respectively.  The increase in hotel operating expenses was primarily due to increases of $0.2 million in food and beverage costs and sales and marketing costs incurred during 2015 at the Courtyard Kauai Coconut Beach Hotel.
Interest Expense, net.   Interest expense for the years ended December 31, 2015 and 2014 was $6.8 million and $7.8 million, respectively.  The approximate $1 million decrease was primarily due to a decrease of $1.4 million related to our dispositions in 2014 and 2015 and a decrease of $0.2 million related to our Same Store operations. These decreases were partially offset by an increase of $0.5 million related to our acquisition of Lakewood Flats in the fourth quarter of 2014. For the years ended December 31, 2015 and 2014, we capitalized interest of $0.5 million in connection with our equity method investment in Prospect Park which is currently under development.
Real Estate Taxes.  Real estate taxes were $6.1 million and $5.4 million for the years ended December 31, 2015 and 2014, respectively. Our 2014 acquisition accounted for an increase of $1.1 million in real estate taxes while the five dispositions in 2014 and 2015 accounted for a $0.6 million decrease.
Impairment Charge. Due to the current local market in Akron, Ohio, we recorded a non-cash impairment charge of $1.4 million on our investment in 22 Exchange, a student housing property, during the year ended December 31, 2015. In estimating the fair value of 22 Exchange, we used management’s internal discounted cash flow analysis prepared with consideration of the current local market. There were no impairment charges recorded during the year ended December 31, 2014.
Property Management Fees.   Property management fees, which are based on revenues, were $1.6 million for the years ended December 31, 2015 and 2014, respectively, and were composed of property management fees paid to unaffiliated third parties and our property manager or its affiliates.
Asset Management Fees.   Asset management fees for the years ended December 31, 2015 and 2014 were $2.7 million and $2.4 million, respectively, and were composed of asset management fees paid to our Advisor and third parties with respect to our investments. Pursuant to the Fourth Advisory Agreement, effective January 1, 2014, our monthly asset management fees payable to the Advisor are one-twelfth of 0.7% and based on the value for each asset as determined in connection with our establishment and publication of an estimated value per share. Assets acquired after the publication of an estimated value per share were valued at the contract purchase price of the asset plus amounts expended in connection with the development, construction or improvement of an asset. The $0.3 million increase in asset management fees for the year ended December 31, 2015 was due to $0.3 million of fees waived by the Advisor in the second quarter of 2014 for fees previously accrued during 2013. Without this one-time adjustment, asset management fees for the year ended December 31, 2014 would have been approximately $2.7 million. Asset management fees for the years ended December 31, 2015 and 2014 include fees related to our disposed properties. We expensed $0.3 million and $0.6 million in asset management fees related to disposed properties during the years ended December 31, 2015 and 2014, respectively.
General and Administrative Expenses.   General and administrative expenses for the years ended December 31, 2015 and 2014 were $3.6 million and $4.1 million, respectively, and were composed of audit fees, legal fees, board of directors’ fees, and other administrative expenses. The decrease of approximately $0.5 million during the year ended December 31, 2015 was primarily due to decreases of $0.2 million and $0.1 million in legal fees associated with our joint ventures and administrative service fees payable to the Advisor, respectively.
Acquisition Expense.  Acquisition expense for the year ended December 31, 2014 of $1.3 million was primarily due to expenses incurred as a result of our acquisition of Lakewood Flats. We did not have any acquisitions in 2015.
Depreciation and Amortization.   Depreciation and amortization for the years ended December 31, 2015 and 2014 were $15 million and $14.4 million, respectively. We had year-over-year increases of approximately $2.5 million for the acquisition of Lakewood Flats in 2014 and $0.2 million related to our Same Store operations. These increases were partially offset by a year-over-year decrease of $2.1 million due to the 2014 and 2015 dispositions.
Loss on Early Extinguishment of Debt. During the year ended December 31, 2015, we recorded losses on early extinguishment of debt totaling $0.7 million as a result of the payoff of debt secured by three investments we sold during 2015. We recorded $0.6 million on our Wimberly investment and less than $0.1 million on our AJS and Babcock investments. The total charge of $0.7 million was composed of the write-off of deferred financing fees of $0.3 million and early termination fees of $0.4 million. During the year ended December 31, 2014, we recorded a loss on early extinguishment of debt of $0.5 million related to the sale of our 1875 Lawrence property which was composed of the write-off of deferred financing fees of $0.4 million and an early termination fee of $0.1 million.
Other loss. During 2015, we recorded currency translation adjustments totaling approximately $0.8 million related to the cash proceeds from the sale of our foreign assets during the year ended December 31, 2015.
Gain on Sale of Real Estate. During the year ended December 31, 2015, we recorded gains on sale for our 2015 dispositions of $2 million for Babcock, $3.3 million for AJS, $8.6 million for Holstenplatz, and $8.9 million for Wimberly. The gain on sale of AJS, which was located in Berlin, Germany, is net of a cumulative translation adjustment (“CTA”) of $0.6 million. The gain on sale of Holstenplatz, which was located in Hamburg, Germany, includes a CTA credit of $0.4 million. During the year ended December 31, 2014, we recorded a gain on sale of approximately $11.5 million for 1875 Lawrence. As discussed in Note 6, Real Estate and Real Estate-Related Investments, we did not view the disposals of Babcock, AJS, Holstenplatz, Wimberly, and 1875 Lawrence as a strategic shift and the results of operations are presented in continuing operations.
Income Tax Benefit (Expense). During 2015, we recorded a provision for income tax of approximately $1.7 million as a result of foreign income tax related to the sale of AJS. In addition, we recorded a provision for income tax of approximately $1 million as a result of foreign income tax related to the sale of Holstenplatz during 2015. The foreign income tax related to both dispositions was calculated on gains recognized at the exchange rate in effect on the date of sale and calculated using current tax rates. We recorded an income tax benefit of $0.1 million during the year ended December 31, 2014 primarily due to a partial recovery of estimated alternative minimum tax expense of $0.2 million recorded in 2013.

Year ended December 31, 2014 as compared to the year ended December 31, 2013
As of December 31, 2014, we had 13 real estate investments, including AJS and Babcock which were classified as held for sale in our consolidated balance sheet, 12 of which were consolidated (two wholly owned and ten properties consolidated through investments in joint ventures). We completed one acquisition and sold one property during 2014.
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
The following table provides summary information about our results of operations for the years ended December 31, 2014 and 2013 ($ in thousands):

	Year ended December 31,		Increase (Decrease)	Percentage Change	$ Change due to Acquisitions(1)	$ Change due to Dispositions(2)	$ Change due to Same Store(3)	$ Change due to Held for Sale(4)
Description	2014	2013
Rental revenue	$32,226	$28,517	$3,709	13.0%	$4,918	$(1,808)	$601	$(2)
Hotel revenue	16,371	14,872	1,499	10.1%	—	—	1,499	—
Property operating expenses	11,288	9,792	1,496	15.3%	1,813	(712)	408	(13)
Hotel operating expenses	11,954	11,363	591	5.2%	—	—	591	—
Interest expense, net	7,833	7,844	(11)	(0.1)%	693	(613)	(82)	(9)
Real estate taxes	5,388	4,716	672	14.2%	995	(456)	86	47
Property management fees	1,642	1,521	121	8.0%	183	(74)	15	(3)
Asset management fees(5)	2,368	3,478	(1,110)	(31.9)%	108	(630)	(540)	(48)
General and Administrative	4,076	4,243	(167)	(3.9)%	n/a	n/a	n/a	n/a
Acquisition expense	1,307	3,998	(2,691)	(67.3)%	(2,691)	—	—	—
Depreciation and amortization	14,362	13,978	384	2.7%	1,166	(960)	172	6
Gain on sale of real estate	11,454	—	11,454	100.0%	—	11,454	—	—
Income tax benefit (expense)	101	(183)	284	n/a	n/a	n/a	n/a	n/a
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

(3)
Represents the dollar amount increase (decrease) for the year ended December 31, 2014 compared to the year ended December 31, 2013 with respect to real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store for the periods ended December 31, 2014 and 2013 include Holstenplatz, Gardens Medical Pavilion, River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town, and Courtyard Kauai Coconut Beach Hotel.

(4)
Represents the dollar amount increase (decrease) for the year ended December 31, 2014 compared to the year ended December 31, 2013 related to Babcock and AJS which were classified as real estate held for sale as of December 31, 2014.

(5)
Asset management fees payable to the Advisor are an obligation of the Company, and as such, asset management fees associated with all investments owned during the period are classified in continuing operations. Therefore, the amount above includes asset management fees associated with any property owned during a particular period, including those related to our disposed properties.

The following table reflects rental revenue and property operating expenses for the years ended December 31, 2014 and 2013 for (i) our Same Store operating portfolio; (ii) our acquisition of Lakewood Flats in 2014; (iii) our acquisitions in 2013 of Wimberly at Deerwood, 22 Exchange and Parkside Apartments; (iv) our disposition of 1875 Lawrence on May 30, 2014, which is included in continuing operations; and (v) Babcock and AJS, our properties in real estate held for sale at December 31, 2014 (in thousands):

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
Depreciation and Amortization.   Depreciation and amortization for the years ended December 31, 2014 and 2013 were $14.4 million and $14 million, respectively. We had year-over-year increases of $1.2 million for the acquisitions of Lakewood Flats in 2014 and Wimberly, 22 Exchange, and Parkside in 2013 and $0.2 million for Same Store. These increases were partially offset by an approximate $1 million decrease year-over-year due to the disposition of 1875 Lawrence in 2014.
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
Cash Flow Analysis
Fiscal year ended December 31, 2015 as compared to the year ended December 31, 2014
During the year ended December 31, 2015, net cash provided by operating activities was $5.1 million compared to net cash provided of $1.5 million for the year ended December 31, 2014. The favorable increase of $3.6 million is primarily due to $1.3 million in acquisition expense incurred in 2014 for the acquisition of Lakewood Flats and an increase in working capital items. We acquired one asset in 2014 compared to none in 2015.
During the year ended December 31, 2015, net cash provided by investing activities was $73.9 million compared to net cash used of $23 million during the year ended December 31, 2014. In 2015, we received aggregate sales proceeds of $79.1 million from the sales of Babcock, AJS, Holstenplatz, and Wimberly. During 2014, we purchased Lakewood Flats for $60.4 million and sold 1875 Lawrence for $46.3 million.
During the year ended December 31, 2015, net cash used in financing activities was $74.7 million compared to net cash used of $0.1 million for the same period of 2014. During the year ended December 31, 2015, we paid off the existing indebtedness totaling approximately $35.2 million associated with the Babcock, AJS, and Wimberly investments with proceeds from the sales of the three investments. In addition, we paid off the Holstenplatz debt of approximately $8.1 million on the maturity date of April 30, 2015. During the year ended December 31, 2014, we received proceeds from notes payable of $33.5 million related to the acquisition of Lakewood Flats on October 10, 2014. This receipt was partially offset by the pay-off of existing indebtedness of approximately $15.6 million from the sale of 1875 Lawrence on May 30, 2014. On March 30, 2015, we paid a special cash distribution to stockholders totaling $25.7 million and on September 18, 2014, we paid a special cash distribution to stockholders totaling $13 million.

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

Our calculation of FFO for the years ended December 31, 2015, 2014 and 2013 is presented below ($ and number of shares in thousands, except per share amounts):

	2015		2014		2013
Description	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net income (loss) attributable to the Company	$6,978	$0.27	$(3)	$—	$8,729	$0.34
Adjustments for:
Real estate depreciation and amortization(1)	13,556	0.53	13,056	0.50	15,150	0.58
Gain on sale of real estate(2)	(21,579)	(0.84)	(11,454)	(0.44)	(26,004)	(1.00)
Impairment expense(3)	1,263	0.05	—	—	—	—
Income tax expense associated with real estate sale(4)	2,662	0.10	—	—	—	—
NAREIT Defined Funds from Operations (FFO) attributable to common stockholders	$2,880	$0.11	$1,599	$0.06	$(2,125)	$(0.08)

GAAP weighted average shares:
Basic and diluted		25,688		25,943		26,035
_________________________________

(1)
Includes our consolidated amount, as well as our pro rata share of those unconsolidated investments which we account for under the equity method of accounting, and the noncontrolling interest adjustment for the third-party partners’ share.

(2)
For the year ended December 31, 2015, includes our proportionate share of the gain on sale of real estate related to the Babcock, AJS, Holstenplatz and Wimberly investments. The gain on sale of AJS is net of a cumulative foreign currency translation loss of approximately $0.6 million due to the substantial liquidation of AJS. The gain on sale of Holstenplatz includes a CTA credit of approximately $0.4 million due to the substantial liquidation of Holstenplatz. For the year ended December 31, 2014, includes our gain on sale of the 1875 Lawrence office building. For the year ended December 31, 2013, includes our proportionate share of the gain on sale of real estate related to the remaining three buildings at Interchange Business Center and the Original Florida MOB Portfolio.

(3)
During the year ended December 31, 2015, we recorded a $1.4 million non-cash impairment charge to reduce the carrying value of 22 Exchange, one of our student housing investments, to its estimated fair value. The noncontrolling interest portion of the charge was approximately $0.2 million.

(4)	During 2015, we recorded estimated provision for income tax of approximately $1.7 million and $1 million as a result of foreign income tax related to the sales of AJS and Holstenplatz, respectively.
Provided below is additional information related to selected items included in net income (loss) above, which may be helpful in assessing our operating results.

•
Straight-line rental revenue of less than $0.1 million, $0.2 million, and $0.4 million was recognized for the years ended December 31, 2015, 2014 and 2013, respectively. The noncontrolling interest portion of straight-line rental revenue for the years ended December 31, 2015, 2014 and 2013 was less than $0.1 million.

•
Net below-market lease amortization of less than $0.1 million was recognized as an increase to rental revenue for the year ended December 31, 2015. Net above-market lease amortization of less than $0.1 million was recognized as a decrease to rental revenue for the years ended December 31, 2014 and 2013. The noncontrolling interest portion of the net below-market lease amortization for the year ended December 31, 2015 and the net above-market lease amortization for the years ended December 31, 2014 and 2013 was less than $0.1 million.

•
Amortization of deferred financing costs of $0.7 million, $0.8 million and $0.9 million was recognized as interest expense for our notes payable for the years ended December 31, 2015, 2014 and 2013, respectively.

•
During the years ended December 31, 2015, 2014 and 2013, we recognized loss on early extinguishment of debt of $0.7 million, $0.5 million and $0.3 million, respectively, comprised of the write-off of deferred financing fees of $0.3 million, $0.4 million and $0.1 million and an early termination fee of $0.4 million, $0.1 million and $0.2 million, respectively. The loss on early extinguishment of debt we recognized in 2013 was reported in discontinued operations.

•
We recognized acquisition expense of $1.3 million and $4 million during the years ended December 31, 2014 and 2013, respectively. Acquisition expense for the year ended December 31, 2014 of $1.3 million was primarily due to expenses incurred as a result of our acquisition of Lakewood Flats. Acquisition expense, net of amounts capitalized, for the year ended December 31, 2013 of $4 million was primarily due to expenses incurred as a result of three of our acquisitions.  Capitalized acquisition costs related to our equity method investment in Prospect Park for the year ended December 31, 2013 was $0.4 million. We did not acquire any properties during the year ended December 31, 2015.

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
On November 20, 2015, our board of directors authorized a special cash distribution of $38.4 million, or $1.50 per share of common stock, payable to stockholders of record as of December 31, 2015. The Company paid this special cash distribution on January 5, 2016. On March 18, 2015, our board of directors authorized a special cash distribution of $25.7 million, or $1.00 per share of common stock, payable to stockholders of record as of March 30, 2015. This special cash distribution was paid on March 31, 2015. On August 8, 2014, our board of directors authorized a special cash distribution of $13 million, or $0.50 per share of common stock, payable to stockholders of record as of September 15, 2014. This special cash distribution was paid on September 18, 2014. These special cash distributions represented a portion of proceeds from asset sales.
We have paid and may in the future pay some or all of our distributions from sources other than operating cash flow. We have utilized cash from refinancing and dispositions, the components of which may represent a return of capital and/or the gains on sale. In addition, from time to time, our Advisor may agree to waive or defer all or a portion of the acquisition, asset management or other fees or incentives due to it, pay general administrative expenses or otherwise supplement investor returns which may increase the amount of cash that we have available to pay distributions to our stockholders.
Future special distributions authorized and paid at the discretion of the board of directors, are expected to be funded with proceeds from asset sales; however, future special distributions may exceed cash flow from operating activities or funds from operations.
Total distributions paid to stockholders during the year ended December 31, 2015 were $25.7 million and were fully funded with proceeds from asset sales. Total distributions paid to stockholders during the year ended December 31, 2014 were $13 million and were fully funded with proceeds from asset sales. We did not pay any distributions to stockholders during the year ended December 31, 2013. For further discussion on distribution payments, see Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions.”
During 2015 and 2014, our special cash distributions paid were classified as follows for federal income tax purposes:

Description	2015	2014
Ordinary income	—	—
Capital gains	25.8%	58.4%
Return of capital	74.2%	41.6%
Total	100.0%	100.0%
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
Principles of Consolidation and Basis of Presentation
Our consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control. All inter-company transactions, balances, and profits have been eliminated in consolidation. Interests in entities acquired will be evaluated based on applicable GAAP, which includes the requirement to consolidate entities deemed to be variable interest entities (“VIE”) in which we are the primary beneficiary. If the interest in the entity is determined not to be a VIE, then the entity will be evaluated for consolidation based on legal form, economic substance, and the extent to which we have control, substantive participating rights or both under the respective ownership agreement. For entities in which we have less than a controlling interest or entities which we are not deemed to be the primary beneficiary, we account for the investment using the equity method of accounting.
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
Real Estate
Upon the acquisition of real estate properties, we recognize the assets acquired, the liabilities assumed and any noncontrolling interest as of the acquisition date, measured at their fair values. The acquisition date is the date on which we obtain control of the real estate property. The assets acquired and liabilities assumed may consist of land, inclusive of associated rights, buildings, assumed debt, identified intangible assets and liabilities and asset retirement obligations. Identified intangible assets generally consist of above-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships. Identified intangible liabilities generally consist of below-market leases. Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of consideration transferred and any noncontrolling interests in the acquiree over the fair value of the identifiable net assets acquired. Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired. Acquisition-related costs are expensed in the period incurred. Initial valuations are subject to change until our information is finalized, which is no later than twelve months from the acquisition date.
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
The total value of identified real estate intangible assets acquired is further allocated to in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering existing market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we include such items as real estate taxes, insurance, and other operating expenses as well as lost rental revenue during the expected lease-up period based on existing market conditions. The estimates of the fair value of tenant relationships also include costs to execute similar leases, including leasing commissions, legal fees, and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.
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
Real Estate Held for Sale and Discontinued Operations
We classify properties as held for sale when certain criteria are met, in accordance with GAAP. At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. During the fourth quarter of 2014, we entered into sales contracts for Babcock, a self-storage facility in Texas, and AJS, an office buildings located in Berlin, Germany, and classified Babcock and AJS as real estate held for sale in our consolidated balance sheet at December 31, 2014. We sold Babcock on January 8, 2015 and AJS on February 21, 2015. We did not have any properties classified as held for sale at December 31, 2015.
Effective as of April 1, 2014, we early adopted the revised guidance in Accounting Standards Update No. 2014-08 regarding discontinued operations. For sales of real estate or assets classified as held for sale after April 1, 2014, we evaluate whether a disposal transaction meets the criteria of a strategic shift and will have a major effect on our operations and financial results to determine if the results of operations and gains on sale of real estate will be presented as part of our continuing operations or as discontinued operations in our consolidated statements of operations. If the disposal represents a strategic shift, it will be classified as discontinued operations for all periods presented; if not, it will be presented in continuing operations.
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

Investment Impairment
For all of our real estate and real estate-related investments, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  Examples of the types of events and circumstances that would cause management to assess our assets for potential impairment include, but are not limited to:  a significant decrease in the market price of an asset; a significant adverse change in the manner in which the asset is being used; an accumulation of costs in excess of the acquisition basis plus construction of the property; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers and changes in the global and local markets or economic conditions.  Our assets may at times be concentrated in limited geographic locations and, to the extent that our portfolio is concentrated in limited geographic locations, downturns specifically related to such regions may result in tenants defaulting on their lease obligations at those properties within a short time period, which may result in asset impairments.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  These projected cash flows are prepared internally by the Advisor and reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Principal Executive Officer and Principal Financial Officer, as well as a panel of asset managers and financial analysts of the Advisor, review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions that are consistent with market data or with assumptions that would be used by a third-party market participant and assume the highest and best use of the investment. We consider trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value. While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.
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
During 2015, we recorded a non-cash impairment charge of $1.4 million on our investment in 22 Exchange, a student housing property, due to the current local market in Akron, Ohio. In estimating the fair value of 22 Exchange, we used management’s internal discounted cash flow analysis prepared with consideration of the current local market. There were no impairment charges recorded during the years ended December 31, 2014 and 2013.
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
In August 2014, the FASB issued an update (“ASU 2014-15”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management’s assessment of a company’s ability to continue as a going concern and provide related footnote disclosures when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. ASU 2014-15 applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. We do not believe the adoption of this guidance will have a material impact on our disclosures.
In January 2015, the FASB issued (“ASU 2015-01”), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates the concept of an extraordinary item from U.S. GAAP. An entity is no longer required to (i) segregate an extraordinary item from the results of ordinary operations; (ii) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (iii) disclose income taxes and earnings per share data applicable to an extraordinary item. ASU 2015-01 does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in occurrence. ASU 2015-01 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. The adoption of ASU 2015-01, effective January 1, 2016, will not have a material impact on our consolidated financial position, results of operations, or cash flows.
In February 2015, the FASB issued an update (“ASU 2015-02”) to ASC Topic 810, Amendments to the Consolidation Analysis. ASU 2015-02 makes several modifications to the consolidation guidance for VIEs and general partners’ investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. The amendments in ASU 2015-02 are effective for public companies in interim and annual reporting periods in fiscal years beginning after December 15, 2015. Adoption of ASU 2015-02, effective January 1, 2016, may result in additional disclosures, however, we do not believe this adoption will impact the status of our eight consolidated investments and one unconsolidated joint venture as of December 31, 2015.
In April 2015, the FASB issued an update (“ASU 2015-03”) to ASC Topic 835, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented as a deferred charge. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this updated guidance. ASU 2015-03 is effective for public companies in interim and annual reporting periods beginning after December 15, 2015. The new guidance requires retrospective application. As of December 31, 2015, we have $1.7 million of net deferred financing costs that would be reclassified from assets to a reduction in the carrying amount of our debt. The adoption of this guidance, effective January 1, 2016, will change the classification of deferred financing fees on our balance sheet, but it will not otherwise have an impact on our financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
As of December 31, 2015, we maintained approximately $12.5 million in Euro-denominated accounts. We sold our two European investments in 2015, AJS in February and Holstenplatz in September, and we have no foreign investments remaining as of December 31, 2015.
Interest Rate Risk
We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt. Of our $178.7 million in notes payable at December 31, 2015, $71.5 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.7 million.
Our interest rate cap which is classified as an asset had a nominal fair value within prepaid expenses and other assets at December 31, 2015.  A 100 basis point decrease in interest rates would not result in a decrease in the fair value of our remaining interest rate cap.  A 100 basis point increase in interest rates would result in a nominal increase in the fair value of our interest rate cap.
Item 8.    Financial Statements and Supplementary Data.
The information required by this Item 8 is included in our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of December 31, 2015, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of December 31, 2015, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our principal executive officer and principal financial officer, evaluated, as of December 31, 2015, the effectiveness of our internal control over financial reporting using the criteria established in Internal Control—New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal controls, as of December 31, 2015, were effective.
Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Robert S. Aisner, 69, has served as one of our directors since inception, and as Chairman of the Board since February 2013. Mr. Aisner served as our Principal Executive Officer from January 2015 through March 2015, our Chief Executive Officer from June 2008 through January 2012, as our President from our inception in January 2007 through January 2012, and as Vice Chairman of the Board from January 2012 through February 2013 when he was appointed as Chairman of the Board. From July 2005 through June 2008, Mr. Aisner served as our Chief Operating Officer. In addition, Mr. Aisner serves as a director of Monogram Residential Trust, Inc. (formerly Behringer Harvard Multifamily REIT I, Inc.), a New York Stock Exchange-listed REIT (MORE-NYSE), and served as a director of TIER REIT, Inc. (formerly, Behringer Harvard REIT I, Inc.) from 2003 through February 23, 2016. Furthermore, Mr. Aisner serves as a Class II Director of Priority Senior Secured Income Fund, Inc., a closed-end management investment company jointly advised by Behringer and Prospect Capital Management, LLC. Mr. Aisner is also Chief Executive Officer of our Advisor and Chief Executive Officer of Behringer, our sponsor.
Mr. Aisner has over 40 years of commercial real estate experience with acquiring, managing and disposing of properties located in the United States and other countries, including Germany, the Netherlands, England, the Bahamas and Australia. In addition to Mr. Aisner’s commercial real estate experience, as an officer and director of Behringer-sponsored programs and their advisors, Mr. Aisner has overseen the acquisition, structuring and management of various types of real estate-related loans, including mortgages and mezzanine loans. From 1996 until joining Behringer in 2003, Mr. Aisner served as: (i) Executive Vice President of AMLI Residential Properties Trust, formerly a New York Stock Exchange-listed REIT that focused on the development, acquisition and management of upscale apartment communities and an advisor and asset manager for institutional investors with respect to their multifamily real estate investment activities; (ii) President of AMLI Management Company, which oversaw all of AMLI’s apartment operations in 80 communities; (iii) President of the AMLI Corporate Homes division that managed AMLI’s corporate housing properties; (iv) Vice President of AMLI Residential Construction, a division of AMLI that performed real estate construction services; and (v) Vice President of AMLI Institutional Advisors, the AMLI division that served as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate activities. Mr. Aisner also served on AMLI’s Executive Committee and Investment Committee. From 1994 until 1996, Mr. Aisner owned and operated Regents Management, Inc., which had both a multifamily development and construction group and a general commercial property management group. Mr. Aisner is a member of the Board of Directors of the Association of Foreign Investors in Real Estate (AFIRE), the Board of Directors of the National Multi-Housing Council (NMHC), the Urban Land Institute (ULI) and the Pension Real Estate Association (PREA). From 1984 to 1994, Mr. Aisner served as Vice President of HRW Resources, Inc., a real estate development and management company. Mr. Aisner received a Bachelor of Arts degree from Colby College and a Masters of Business Administration degree from the University of New Hampshire.
Our board of directors has concluded that Mr. Aisner is qualified to serve as one of our directors for reasons including his more than 40 years of commercial real estate experience. This experience allows him to offer valuable insight and advice with respect to our investments and investment strategies. In addition, as the Chief Executive Officer of our Advisor and with prior experience as an executive officer of a New York Stock Exchange-listed REIT, Mr. Aisner is able to direct the board of directors to the critical issues facing our company. Further, as a director of Monogram Residential Trust, Inc., and a former director of Behringer Harvard Opportunity REIT I, Inc. and TIER REIT, Inc., he has an understanding of the requirements of serving on a public company board.
Andreas K. Bremer, 59, has served as one of our independent directors since November 2007. Mr. Bremer currently serves as Executive Vice President of International Capital, LLC, a position he has held since 2005. Mr. Bremer joined International Capital as its Chief Financial Officer in October 2002. International Capital specializes in acquisition, disposition, management and administration of commercial investment properties, and Mr. Bremer is responsible for all financial aspects of the company’s operations. Before joining International Capital, Mr. Bremer was the Chief Financial Officer of ATLASwerks®, a leading communication software company in Dallas. He acted as a corporate finance consultant for two years at McKinsey & Co. in both the Dallas and New York offices and served as Vice President of Finance and Treasurer at Paging Network, Inc. Mr. Bremer started his career at COMMERZBANK AG in Germany and spent seven of his 13-year tenure at the company’s New York and Atlanta offices. Mr. Bremer has over 25 years of financial and general management experience with extensive knowledge of corporate finance and commercial lending both in the United States and other countries, particularly Germany and holds a degree as CCIM. Mr. Bremer has served as Chairman of the German International School in Dallas since 2009. He was the Director of the Texas Warburg Chapter of the American Council on Germany in Dallas and, as Knight of Justice, is a member of the Order of St. John. Mr. Bremer received a law degree from the Johannes-Gutenberg University in Mainz, Germany.
Our board of directors has concluded that Mr. Bremer is qualified to serve as one of our directors for reasons including his more than 25 years of financial and general management experience, including international corporate finance and commercial lending. Mr. Bremer has served in various financial management positions and has significant experience in acquisition, disposition, management, and administration of commercial real estate investments. In addition, Mr. Bremer’s international background brings a unique perspective to our board.
Michael D. Cohen, 41, has served as one of our directors since February 2013. Mr. Cohen also serves as a director of Behringer Harvard Opportunity REIT I Inc., a director of Monogram Residential Trust, Inc., a New York Stock Exchange-listed REIT (MORE-NYSE), as President of Vertical Capital Income Fund (VCAPX), a closed-end interval mutual fund, as President of Behringer and as Executive Vice President of our Advisor. Mr. Cohen also works closely with Behringer Securities to develop institutional investments and manage relationships with the company’s institutional investors. Mr. Cohen joined Behringer in 2005 from Crow Holdings, the investment office of the Trammell Crow family, where he concentrated on the acquisition and management of the firm’s office, retail, and hospitality assets. Mr. Cohen began his career in 1997 at Harvard Property Trust and Behringer Partners, predecessor companies to Behringer. He received a Bachelor of Business Administration degree from the University of the Pacific in Stockton, California, and a Master of Business Administration degree from Texas Christian University in Fort Worth, Texas. He is a member of the Association of Foreign Investors in Real Estate.
Our board of directors has concluded that Mr. Cohen is qualified to serve as one of our directors for reasons including his significant experience in commercial real estate, which allows him to provide valuable investment advice.
Diane S. Detering-Paddison, 56, has served as one of our independent directors since June 2009. Ms. Detering-Paddison serves as President of 4word, www.4wordwomen.org, a not-for-profit organization she founded that connects, leads and supports professional Christian women and enables them to reach their potential. From February 2010 until June 2014, Ms. Detering-Paddison served as Chief Strategy Officer of Cassidy Turley, one of the nation’s largest commercial real estate service providers. Prior to joining Cassidy Turley, Ms. Detering-Paddison served as the Chief Operating Officer of ProLogis, an owner, manager, and developer of distribution facilities, from June 2008 until January 2009. Prior to that, Ms. Detering-Paddison was with CB Richard Ellis and Trammell Crow Company for over 20 years. During her time there, she served as Senior Vice President, Corporate and Investor Client Accounts from April 2001 until December 2004, Chief Operating Officer, Global Services from January 2005 until December 2006, and President, Global Corporate Services - Client Accounts from December 2006 until May 2008. Ms. Detering-Paddison was part of a ten member executive team that managed the merger between Trammell Crow Company and CB Richard Ellis in December 2006. Ms. Detering-Paddison serves on the Salvation Army national advisory board. Ms. Detering-Paddison is the author of “Work, Love, Pray.” Ms. Detering-Paddison holds a Master of Business Administration degree from the Harvard Graduate School of Business and a Bachelor of Science degree from Oregon State University where she graduated as Valedictorian.
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
Jeffrey P. Mayer, 59, has served as one of our independent directors since November 2007 and is chairman of our audit committee. Mr. Mayer is currently a consultant serving the real estate industry. He also is the owner of Mayer Financial Consulting, LLC and is the firm’s sole employee. This firm was started in 2011 to provide consulting services to individuals and businesses primarily dealing with financial investments and real estate. From 2000 until 2007, Mr. Mayer was the Chief Financial Officer of ClubCorp, Inc., a holding company that owns and operates premier golf and business clubs and destination golf resorts. He previously served as Chief Financial Officer of Bristol Hotels & Resorts in Dallas, a position he held from 1996 until the company’s acquisition by Bass PLC in early 2000. Prior to joining Bristol, he was Corporate Controller at Host Marriott Corporation (formerly Marriott Corporation) and, prior to that, held various senior financial positions at Marriott Corporation. Mr. Mayer is a member of the National Association of Corporate Directors. He also serves as treasurer and board member of the Georgia Chapter of The American Foundation for Suicide Prevention. He was a board member of the Dallas Children’s Advocacy Center and chairman of its audit committee. A graduate of the College of William & Mary, he began his career as an accountant with Arthur Andersen LLP.

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
Cynthia Pharr Lee, 67, has served as one of our independent directors since November 2007. Ms. Lee has served as President of C. Pharr & Company, a marketing communications consulting firm since 1993, providing strategic brand, marketing and public relations services to many real estate, construction and design firms, in addition to other corporate clients. From 1994 through February 2014, Ms. Lee served as a member of the board of directors of CEC Entertainment, Inc. (CEC-NYSE) and its audit and compensation committees. A co-founder of Texas Women Ventures Fund, Ms. Lee serves on the Fund’s Investment Advisory Committee. Ms. Lee is a former president of Executive Women of Dallas and former national chairman of the Counselor’s Academy of the Public Relations Society of America. From May 1989 through February 1993, Ms. Lee was President and Chief Executive Officer of Tracy Locke/Pharr Public Relations, a division of Omnicom (NYSE). She received her Bachelor of Science degree in English (summa cum laude) and her Master of Arts degree in English from Mississippi State University.
Our board of directors has concluded that Ms. Lee is qualified to serve as one of our directors for reasons including her more than 20 years of management experience in the public relations and marketing communications industry, with significant experience working with commercial real estate and construction firms. Ms. Lee has also served on the board of directors and audit committee of a New York Stock Exchange listed company, which allows her to provide valuable knowledge and insight into management issues. In addition, Ms. Lee’s background complements that of our other board members and brings a unique perspective to our board.
Executive Officers
In addition, the following individuals serve as our executive officers:
Thomas P. Kennedy, 58, has served as the Company’s President since April 2015. Mr. Kennedy also serves as President of Behringer Harvard Opportunity REIT I, Inc. Prior to joining the Company, Mr. Kennedy served as Chief Financial Officer and Chief Operating Officer of UrbanAmerica Advisors, LLC, a registered investment advisor that focuses on renewing and redeveloping neglected metropolitan districts across the United States (“UAA”) since March 2008. From March 2006 through March 2008, Mr. Kennedy served as a Manager of an investment fund managed by TriLyn Investment Management, LLC, a privately held investment management firm.  From January 2004 through February 2006, Mr. Kennedy served as a Managing Director of The Greenwich Group International, LLC, a real estate investment banking company.  Mr. Kennedy began his career in 1982 at Equitable Real Estate Management, Inc. (a predecessor of Lend Lease Real Estate Advisors—US) as an accountant and rose to become Principal Managing Director and a member the management committee of Lend Lease Real Estate Advisors—US, a position he held through February 2003.  Mr. Kennedy holds a Bachelor of Science degree in Accounting from Manhattan College.
S. Jason Hall, 49, was elected our Chief Financial Officer in October 2014. Mr. Hall also serves as Senior Vice President and Chief Accounting Officer of the Company, positions he has held since September 2013 and as Treasurer, a position he has held since January 2012. From 2010 to 2012, Mr. Hall also served as the Company’s Senior Controller and Director of Financial Reporting. He also serves in similar positions for other Behringer Harvard-sponsored programs and as Treasurer and Principal Financial Officer of Vertical Capital Income Fund (VCAPX), a closed-end interval mutual fund. He began his tenure with the Company in January 2005 as an SEC Reporting Manager. Prior to joining Behringer, from 2000 to 2004, Mr. Hall served in various accounting positions including two years as Corporate Controller for Aegis Communications Group, Inc. At that time, Aegis Communications was publicly traded on the NASDAQ exchange and was the seventh-largest provider of outsourced customer care services in the United States.  From 1991 to 2000, Mr. Hall was Corporate Controller of a private distribution company for five years and also spent three years in public accounting. Mr. Hall holds a Bachelor of Business Administration degree in Finance from Angelo State University and a Master of Business Administration degree in Accounting from Tarleton State University. Mr. Hall is a Certified Public Accountant in the State of Texas.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all

Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to the Company during and with respect to the fiscal year ended December 31, 2015 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2015.
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
Audit Committee Financial Expert
The Audit Committee consists of independent directors Jeffrey P. Mayer, the chairman, Andreas K. Bremer, Diane S. Detering-Paddison, and Cynthia Pharr Lee. Our board of directors has determined that Mr. Mayer is an “audit committee financial expert,” as defined by the rules of the SEC. The biography of Mr. Mayer, including his relevant qualifications, is previously described in this Item 10.
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
Reimbursement for the costs of salaries and benefits of our Advisor’s employees relate to compensation paid to our Advisor’s employees that provide services to us such as accounting, administrative or legal, for which our Advisor or its affiliates are not entitled to compensation in the form of a separate fee. A description of the fees that we pay to our Advisor and other affiliates is found in Item 13 below. Therefore, we do not have, nor has our board of directors or compensation committee considered, a compensation policy or program for our executive officers, and thus we have not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K.
Directors’ Compensation
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

Director Compensation Table
The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2015:

Name	Fees Earned(1)
Robert S. Aisner	—
Michael D. Cohen	—
Andreas K. Bremer	$49,000
Diane S. Detering-Paddison	$40,500
Jeffrey P. Mayer	$49,000
Cynthia Pharr Lee	$43,500
Michael J. O’Hanlon(2)	—
_______________________________________________________________________________

(1)	Includes fees earned for services rendered in 2015, regardless of when paid.

(2)	Mr. O’Hanlon resigned from the board of directors on January 5, 2015.
Incentive Award Plan
Our 2007 Amended and Restated Incentive Award Plan (the “Incentive Award Plan”) was approved by the board of directors and stockholders on December 19, 2007. The Incentive Award Plan is administered by our Compensation Committee and provides for equity awards to our employees, directors and consultants and those of our Advisor and its affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards. A total of 10,000,000 shares have been authorized and reserved for issuance under our Incentive Award Plan. No awards have been issued under the Incentive Award Plan, and we currently have no plans to issue any awards under the Incentive Award Plan.
Compensation Committee Interlocks and Insider Participation
No member of our compensation committee served as an officer or employee of the Company or any of our subsidiaries during the fiscal year ended December 31, 2015 or formerly served as an officer of the Company or any of our subsidiaries. In addition, during the fiscal year ended December 31, 2015, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers or directors serving as a member of our board of directors or compensation committee.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table provides information regarding our equity compensation plans as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	10,000,000*
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	10,000,000*
________________________
* All shares authorized for issuance pursuant to awards not yet granted under the Incentive Award Plan.

Security Ownership of Certain Beneficial Owners
The following table sets forth information as of February 29, 2016 regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, each of our executive officers, and our directors and executive officers as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Robert S. Aisner(2)	—	—
Andreas K. Bremer(2)	—	—
Michael D. Cohen(2)(3)	2,762	*
Diane S. Detering-Paddison(2)	—	—
Jeffrey P. Mayer(2)	—	—
Cynthia Pharr Lee(2)	—	—
S. Jason Hall(2)	—	—
All directors and executive officers as a group (seven persons)	2,762	*
________________________
* Represents less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following February 29, 2016. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)
The address of Messrs. Aisner, Bremer, Cohen, Mayer and Hall, and Mmes. Detering-Paddison and Pharr Lee is c/o Behringer Harvard Opportunity REIT II, Inc., 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

(3)	Includes 2,762 shares owned by a trust for the benefit of Mr. Cohen’s spouse. Mr. Cohen disclaims beneficial ownership of such shares.
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
Fourth Amended and Restated Advisory Management Agreement
On June 6, 2014, we entered into the Fourth Amended and Restated Advisory Management Agreement (the “Fourth Advisory Agreement”) with our Advisor to, among other things, revise the acquisition and advisory fees, asset management fee, and the debt financing fee that may be paid to the Advisor and to fix certain expense reimbursement provisions. The Fourth Advisory Agreement was effective as of January 1, 2014. Effective as of June 6, 2015, we entered into the First Amendment to Fourth Amended and Restated Advisory Management Agreement to (i) reduce the administrative services fee to be paid to the

Advisor for calendar year 2015 from $1.8 million to $1.5 million and (ii) reimburse the Advisor for certain due diligence services provided in connection with asset dispositions or debt financings separately from the administrative services fee. In addition, we renewed the term of the Fourth Advisory Agreement for one year. As amended, the Fourth Advisory Agreement will expire on June 6, 2016.  In all other material respects, the terms of the Fourth Advisory Agreement remain unchanged. The following discussion reflects the terms of the Fourth Advisory Agreement, as amended, and the fees and expenses paid or reimbursed to the Advisor thereunder since January 1, 2014.
The Advisor or its affiliates receive acquisition and advisory fees of 1.5% of the amount paid in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets. In addition, the Advisor and its affiliates will also receive acquisition and advisory fees of 1.5% of the funds advanced in respect of a loan investment. We incurred acquisition and advisory fees payable to the Advisor of less than $0.1 million and $1 million for the years ended December 31, 2015 and 2014, respectively, as a result of improvements made to our assets and one acquisition in 2014. We had no acquisitions during the year ended December 31, 2015.
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
In addition, acquisition expenses for which we will reimburse the Advisor include any payments approved in advance by our board of directors made to (i) a prospective seller of an asset, (ii) an agent of a prospective seller of an asset, or (iii) a party that has the right to control the sale of an asset intended for investment by us that are not refundable and that are not ultimately applied against the purchase price for such asset. Previously, to the extent the Advisor or its affiliates directly provided services, formerly provided or usually provided by third parties, including, without limitation, accounting services related to the preparation of audits required by the Securities and Exchange Commission, property condition reports, title services, title insurance, insurance brokerage or environmental services related to the preparation of environmental assessments in connection with a completed investment, the direct employee costs and burden to the Advisor of providing these services was included as acquisition expenses for which we reimbursed the Advisor. Pursuant to the Fourth Advisory Agreement, effective January 1, 2014, such services will no longer be included as acquisition expenses for which the Company will reimburse the Advisor.
In addition, the Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent that they are dedicated to making investments for us, such as wages and benefits of the investment personnel. The Advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the Advisor or its affiliates incur that are due to third parties or related to the additional services provided by the Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. We incurred less than $0.1 million and $0.2 million in acquisition expense reimbursements during the years ended December 31, 2015 and 2014, respectively.
Beginning January 1, 2014, we pay the Advisor or its affiliates a debt financing fee of 0.5% of the amount available under any loan or line of credit made available to us and will pay directly all third party costs associated with obtaining the debt financing. We incurred debt financing fees of $0.2 million for the year ended December 31, 2014. We incurred no debt financing fees for the year ended December 31, 2015.
We pay the Advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable to us.  We incurred no such fees for the years ended December 31, 2015 and 2014.
Pursuant to the Fourth Advisory Agreement, we pay the Advisor or its affiliates a monthly asset management fee which, effective January 1, 2014, was reduced to one-twelfth of 0.7% of the value of each asset. The value of our assets will be the value as determined in connection with the establishment and publication of an estimated value per share unless the asset was acquired after our publication of an estimated value per share (in which case the value of the asset will be the contract purchase price of the asset). In addition, pursuant to the Fourth Advisory Agreement, the Advisor agreed to waive asset management fees previously accrued during the period from August 2013 to December 2013 of $0.3 million. Therefore, we reversed this accrual in the second quarter of 2014. For the years ended December 31, 2015 and 2014, we expensed $2.5 million and $2.2 million, respectively, of asset management fees payable to the Advisor. The totals for the years ended December 31, 2015 and 2014 include asset management fees related to our disposed properties.

Under the Fourth Advisory Agreement, beginning January 1, 2014, instead of reimbursing the Advisor for specific expenses paid or incurred in connection with providing services to us, we pay the Advisor an administrative services fee based on a budget of expenses prepared by the Advisor. The administrative services fee is intended to reimburse for all costs associated with providing services to us under the Fourth Advisory Agreement. On June 6, 2015, we amended the Fourth Advisory Agreement to reduce the administrative services fee from $1.8 million for calendar year 2014 to $1.5 million for calendar year 2015. The administrative services fee is payable in four equal quarterly installments within 45 days of the end of each calendar quarter. For the years ended December 31, 2015 and 2014, we incurred and expensed such costs for administrative services of approximately $1.5 million and $1.8 million, respectively. In addition, effective January 1, 2015, the amended Fourth Advisory Agreement includes a provision to reimburse the Advisor for certain due diligence services provided in connection with asset dispositions or debt financings separately from the administrative services fee. We incurred $0.1 million for such costs during the year ended December 31, 2015.
Notwithstanding the fees and cost reimbursements payable to our Advisor pursuant to the Fourth Advisory Agreement, under our charter we may not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2015 and 2014, our total operating expenses (including the asset management fee) were not excessive.
Property Manager
We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity II Management Services, LLC (“BHO II Management”), or its affiliates, fees for the management, leasing, and construction supervision of our properties.  Effective January 1, 2014, we entered into the First Amendment to the Amended and Restated Property Management and Leasing Agreement, which reduced the property management fee paid to 4.0% of gross revenues of the properties managed by BHO II Management or its affiliates. We pay BHO II Management or its affiliates an oversight fee equal to 0.5% of the gross revenues of the property managed for any property for which we contract directly with a third-party property manager.  In no event will BHO II Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay BHO II Management directly for its services, we will pay BHO II Management a management fee or oversight fee, as applicable, based only on our economic interest in the property.  We incurred and expensed property management fees or oversight fees to BHO II Management of approximately $0.6 million for each of the years ended December 31, 2015 and 2014.
We pay the Advisor or its affiliates a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We incurred no construction management fees for the year ended December 31, 2015. We incurred $0.1 million of construction management fees for the year ended December 31, 2014.
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
Independence
Although our shares are not listed for trading on any national securities exchange and therefore our board of directors is not subject to the independence requirements of the NYSE or any other national securities exchange, our board has evaluated whether our directors are “independent” as defined by the NYSE. The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us).
Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, our senior management and our independent registered public accounting firm, the board has determined that the majority of the members of our board, and each member of our audit committee, compensation committee and nominating committee, is “independent” as defined by the NYSE.

Item 14.    Principal Accounting Fees and Services.
Independent Registered Public Accounting Firm
Deloitte & Touche LLP has served as our independent registered public accounting firm since January 2007. Our management believes that it is knowledgeable about our operations and accounting practices and well qualified to act as our independent registered public accounting firm.
Audit and Non-Audit Fees
The following table presents fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”) for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014
Audit Fees(1)	$557	$550
Audit-Related Fees(2)	7	—
Tax Fees(3)	6	80
All Other Fees	—	—
Total Fees	$570	$630
___________________________

(1)	Audit fees consist principally of fees for the audit of our annual consolidated financial statements and review of our consolidated financial statements included in our quarterly reports on Form 10-Q.

(2)	Audit-related fees consist of professional services performed in connection with our filing on Form 8-K in connection with certain property dispositions.

(3)	Tax fees consist principally of assistance with matters related to tax compliance, tax planning and tax advice.
Our audit committee considers the provision of these services to be compatible with maintaining the independence of Deloitte & Touche LLP.
Audit Committee’s Pre-Approval Policies and Procedures
Our audit committee must approve any fee for services to be performed by the Company’s independent registered public accounting firm in advance of the service being performed. For proposed projects using the services of the Company’s independent registered public accounting firm that are expected to cost under $100,000, our audit committee will be provided information to review and must approve each project prior to commencement of any work. For proposed projects using the services of the Company’s independent registered public accounting firm that are expected to cost $100,000 and over, our audit committee will be provided with a detailed explanation of what is being included, and asked to approve a maximum amount for specifically identified services in each of the following categories: (1) audit fees; (2) audit-related fees; (3) tax fees; and (4) all other fees for any services allowed to be performed by the independent registered public accounting firm. If additional amounts are needed, our audit committee must approve the increased amounts prior to the previously approved maximum being reached and before the work may continue. Approval by our audit committee may be made at its regularly scheduled meetings or otherwise, including by telephonic or other electronic communications. The Company will report the status of the various types of approved services and fees, and cumulative amounts paid and owed, to our audit committee on a regular basis. Our audit committee has considered the independent registered public accounting firm’s non-audit services provided to the Company and has determined that such services are compatible with maintaining its independence.
Our audit committee approved all of the services provided by, and fees paid to, Deloitte & Touche LLP during the years ended December 31, 2015 and 2014.

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

Behringer Harvard Opportunity REIT II, Inc.
Dated: March 16, 2016	By:	/s/ THOMAS P. KENNEDY
Thomas P. Kennedy President Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 16, 2016	/s/ THOMAS P. KENNEDY
Thomas P. Kennedy President Principal Executive Officer
March 16, 2016	/s/ ROBERT S. AISNER
Robert S. Aisner Chairman of the Board of Directors
March 16, 2016	/s/ S. JASON HALL
S. Jason Hall Chief Financial Officer Principal Financial Officer
March 16, 2016	/s/ MICHAEL D. COHEN
Michael D. Cohen Director
March 16, 2016	/s/ ANDREAS K. BREMER
Andreas K. Bremer Director
March 16, 2016	/s/ JEFFREY P. MAYER
Jeffrey P. Mayer Director
March 16, 2016	/s/ CYNTHIA PHARR LEE
Cynthia Pharr Lee Director
March 16, 2016	/s/ DIANE S. DETERING-PADDISON
Diane S. Detering-Paddison Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Behringer Harvard Opportunity REIT II, Inc.
Addison, Texas
We have audited the accompanying consolidated balance sheets of Behringer Harvard Opportunity REIT II, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Behringer Harvard Opportunity REIT II, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, during 2014 the Company early adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2014-08 (“ASU 2014-08”), Presentation of Financial Statements and Property, Plant, and Equipment (Topics 205 and 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

/s/ Deloitte & Touche LLP
Dallas, Texas
March 16, 2016

Behringer Harvard Opportunity REIT II, Inc.
Consolidated Balance Sheets
As of December 31, 2015 and 2014
(in thousands, except shares)

	2015	2014
Assets
Real estate
Land and improvements, net	$51,382	$60,374
Buildings and improvements, net	185,213	228,650
Real estate under development	176	274
Total real estate	236,771	289,298
Assets associated with real estate held for sale	—	12,951
Cash and cash equivalents	76,815	72,949
Restricted cash	4,581	4,199
Accounts receivable, net	2,426	2,208
Prepaid expenses and other assets	1,078	1,402
Investment in unconsolidated joint venture	14,482	13,973
Furniture, fixtures and equipment, net	5,702	8,244
Deferred financing fees, net	1,656	2,617
Lease intangibles, net	334	1,850
Total assets	$343,845	$409,691
Liabilities and Equity
Notes payable	$178,692	$216,294
Accounts payable	479	702
Payables to related parties	433	466
Acquired below-market leases, net	80	210
Distributions payable to noncontrolling interest	52	19
Distributions payable	38,378	—
Income taxes payable	986	—
Accrued and other liabilities	8,166	6,232
Obligations associated with real estate held for sale	—	9,212
Total liabilities	227,266	233,135
Commitments and contingencies	—	—
Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 25,585,198 and 25,801,669 shares issued and outstanding at December 31, 2015 and 2014, respectively	3	3
Additional paid-in capital	229,796	231,240
Accumulated distributions and net loss	(119,609)	(62,477)
Accumulated other comprehensive loss	(372)	(246)
Total Behringer Harvard Opportunity REIT II, Inc. equity	109,818	168,520
Noncontrolling interest	6,761	8,036
Total equity	116,579	176,556
Total liabilities and equity	$343,845	$409,691
See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Years Ended December 31, 2015, 2014 and 2013
(in thousands, except per share amounts)

	2015	2014	2013
Revenues
Rental revenue	$32,556	$32,226	$28,517
Hotel revenue	17,694	16,371	14,872
Total revenues	50,250	48,597	43,389
Expenses:
Property operating expenses	11,503	11,288	9,792
Hotel operating expenses	12,498	11,954	11,363
Interest expense, net	6,791	7,833	7,844
Real estate taxes	6,127	5,388	4,716
Impairment charge	1,417	—	—
Property management fees	1,650	1,642	1,521
Asset management fees	2,702	2,368	3,478
General and administrative	3,620	4,076	4,243
Acquisition expense	—	1,307	3,998
Depreciation and amortization	14,950	14,362	13,978
Total expenses	61,258	60,218	60,933
Interest income, net	149	224	128
Loss on early extinguishment of debt	(732)	(454)	—
Other income (loss)	(777)	(38)	46
Loss from continuing operations before gain on sale of real estate and income tax benefit (expense)	(12,368)	(11,889)	(17,370)
Gain on sale of real estate	22,771	11,454	—
Income tax benefit (expense)	(2,726)	101	(183)
Income (loss) from continuing operations	7,677	(334)	(17,553)
Income from discontinued operations, including gains on disposition	—	—	31,159
Net income (loss)	7,677	(334)	13,606
Noncontrolling interest in continuing operations	(699)	331	577
Noncontrolling interest in discontinued operations	—	—	(5,454)
Net (income) loss attributable to noncontrolling interest	(699)	331	(4,877)
Net income (loss) attributable to the Company	$6,978	$(3)	$8,729
Amounts attributable to the Company
Continuing operations	$6,978	$(3)	$(16,976)
Discontinued operations	—	—	25,705
Net income (loss) attributable to the Company	$6,978	$(3)	$8,729
Weighted average shares outstanding:
Basic and diluted	25,688	25,943	26,035
Net income (loss) per share
Continuing operations	$0.27	$—	$(0.65)
Discontinued operations	—	—	0.99
Basic and diluted income per share	$0.27	$—	$0.34
Distributions declared per common share	$2.50	$0.50	$—
Comprehensive income (loss):
Net income (loss)	$7,677	$(334)	$13,606
Other comprehensive income (loss):
Reclassification of unrealized loss on interest rate derivatives to net income	—	58	123
Reclassification of unrealized loss on currency translation to net income	250	—	—
Foreign currency translation gain (loss)	(376)	(791)	262
Total other comprehensive income (loss)	(126)	(733)	385
Comprehensive income (loss)	7,551	(1,067)	13,991
Comprehensive (income) loss attributable to noncontrolling interest	(699)	320	(4,890)
Comprehensive income (loss) attributable to common shareholders	$6,852	$(747)	$9,101
   See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Consolidated Statements of Equity
For the Years Ended December 31, 2015, 2014 and 2013
(in thousands)

	Convertible Stock		Common Stock		Additional Paid-in Capital	Accumulated Distributions and Net (Loss)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at January 1, 2013	1	$—	26,060	$3	$233,283	$(58,249)	$126	$11,370	$186,533
Net income						8,729		4,877	13,606
Redemption of common stock			(44)		(380)				(380)
Contributions from noncontrolling interest								4,655	4,655
Distributions to noncontrolling interest								(12,010)	(12,010)
Other comprehensive income:
Reclassification of unrealized loss on interest rate derivatives to net income							110	13	123
Foreign currency translation gain							262		262
Balance at December 31, 2013	1	$—	26,016	$3	$232,903	$(49,520)	$498	$8,905	$192,789
Net loss						(3)		(331)	(334)
Redemption of common stock			(214)		(1,663)				(1,663)
Distributions declared on common stock ($0.50 per share)						(12,954)			(12,954)
Contributions from noncontrolling interest								273	273
Distributions to noncontrolling interest								(822)	(822)
Other comprehensive income (loss):
Reclassification of unrealized loss on interest rate derivatives to net income							47	11	58
Foreign currency translation loss							(791)		(791)
Balance at December 31, 2014	1	$—	25,802	$3	$231,240	$(62,477)	$(246)	$8,036	$176,556
Net income						6,978		699	7,677
Redemption of common stock			(217)		(1,444)				(1,444)
Distributions declared on common stock ($2.50 per share)						(64,110)			(64,110)
Contributions from noncontrolling interest								538	538
Distributions to noncontrolling interest								(2,512)	(2,512)
Other comprehensive income (loss):
Reclassification of unrealized loss on currency translation to net income							250		250
Foreign currency translation loss							(376)		(376)
Balance at December 31, 2015	1	$—	25,585	$3	$229,796	$(119,609)	$(372)	$6,761	$116,579
See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2015, 2014 and 2013
(in thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$7,677	$(334)	$13,606
Adjustments to reconcile net income (loss) to net cash
flows provided by (used in) operating activities:
Depreciation and amortization	14,762	14,217	16,507
Amortization of deferred financing fees	689	779	949
Gain on sale of real estate	(22,771)	(11,454)	(31,558)
Loss on early extinguishment of debt	732	454	265
Loss on derivatives	26	215	94
Impairment charge	1,417	—	—
Change in operating assets and liabilities:
Accounts receivable	384	(235)	(373)
Prepaid expenses and other assets	297	(358)	458
Accounts payable	(223)	210	(1,246)
Income taxes payable	1,121	—	—
Accrued and other liabilities	1,099	(1,305)	549
Net payables to related parties	(33)	(375)	277
Addition of lease intangibles	(80)	(313)	(631)
Cash provided by (used in) operating activities	5,097	1,501	(1,103)
Cash flows from investing activities:
Acquisition deposits reimbursed	—	500	247
Acquisition deposits paid	—	—	(500)
Purchases of real estate	—	(60,433)	(74,685)
Investment in unconsolidated joint venture	(509)	(1,988)	(14,429)
Return of investment in unconsolidated joint ventures	—	—	2,444
Proceeds from sale of real estate	79,075	46,300	83,506
Additions of property and equipment	(4,258)	(8,566)	(8,043)
Change in restricted cash	(382)	1,144	133
Cash provided by (used in) investing activities	73,926	(23,043)	(11,327)
Cash flows from financing activities:
Financing costs	(492)	(670)	(1,228)
Proceeds from notes payable	—	33,500	47,710
Payments on notes payable	(45,094)	(17,791)	(12,987)
Purchase of interest rate derivatives	(6)	(7)	(133)
Redemptions of common stock	(1,444)	(1,663)	(380)
Offering costs received from related party	—	—	3,832
Distributions paid to common shareholders	(25,732)	(12,954)	—
Contributions received from noncontrolling interest holders	538	273	4,655
Distributions paid to noncontrolling interest holders	(2,480)	(822)	(11,990)
Cash provided by (used in) financing activities	(74,710)	(134)	29,479
Effect of exchange rate changes on cash and cash equivalents	(447)	(252)	76
Net change in cash and cash equivalents	3,866	(21,928)	17,125
Cash and cash equivalents at beginning of year	72,949	94,877	77,752
Cash and cash equivalents at end of year	$76,815	$72,949	$94,877
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
We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. We have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality and multifamily. We have purchased existing, income-producing properties, and newly-constructed properties. We have also invested in a mortgage loan and a mezzanine loan. We are not actively seeking to purchase additional assets at this time, but may invest capital in our current assets in order to position them for sale in the normal course of business. We intend to hold the various real properties in which we have invested until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. Consistent with our investment objectives of commencing a liquidation within three to six years after the termination of our initial public offering, we have entered our disposition phase and our board of directors is in the process of considering the orderly disposition of our assets.
As of December 31, 2015, we had nine real estate investments, eight of which were consolidated in our consolidated financial statements (one wholly owned and seven properties consolidated through investments in joint ventures). We sold four properties in 2015; Babcock Self Storage (“Babcock”) on January 8, Alte Jakobstraße (“AJS”) on February 21, Holstenplatz on September 1, and Wimberly at Deerwood (“Wimberly”) on September 9.
Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware (the “Operating Partnership”). As of December 31, 2015, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner. As of December 31, 2015, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.
We are externally managed and advised by Behringer Harvard Opportunity Advisors II, LLC (the “Advisor”). The Advisor is responsible for managing our day-to-day affairs and for identifying and making investments on our behalf.
Organization
We commenced a public offering of our common stock on January 21, 2008, including shares offered pursuant to our distribution reinvestment plan (the “DRP”). We terminated the primary component of the public offering effective March 15, 2012 and the DRP component of the offering effective April 3, 2012. We raised gross offering proceeds of approximately $265.3 million from the sale of approximately 26.7 million shares under the offering.
In connection with our initial capitalization, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer Harvard Holdings, LLC (“Behringer”) on January 19, 2007. Behringer transferred its shares of convertible stock to one of its affiliates on April 2, 2010.
As of December 31, 2015, we had issued 26.7 million shares of our common stock, including 22,471 shares owned by Behringer and 2.2 million shares issued through the distribution reinvestment plan. As of December 31, 2015, we had redeemed 1.1 million shares of our common stock and had 25.6 million shares of common stock outstanding. As of December 31, 2015, we had 1,000 shares of convertible stock outstanding held by an affiliate of Behringer.
Our common stock is not currently listed on a national securities exchange.  The timing of a liquidity event will depend upon then prevailing market conditions. We are in the process of disposing of assets and can provide no assurances as to the timing of our ultimate liquidation. As we make disposals, we will liquidate and distribute the net proceeds to our stockholders.  Economic or market conditions may, however, result in different holding periods for different assets.

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
As of December 31, 2015 and 2014, accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

December 31, 2015	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost	$211,635	$54,068	$3,083	$(184)
Less: depreciation and amortization	(26,422)	(2,686)	(2,749)	104
Net	$185,213	$51,382	$334	$(80)

December 31, 2014	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost(1)	$252,812	$62,447	$4,551	$(469)
Less: depreciation and amortization(1)	(24,162)	(2,073)	(2,701)	259
Net	$228,650	$60,374	$1,850	$(210)
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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

Anticipated net amortization expense associated with the acquired lease intangibles for each of the following five years ended December 31 is as follows:

Year	Lease / Other Intangibles
2016	$36
2017	20
2018	(14)
2019	(12)
2020	(10)
Real Estate Held for Sale and Discontinued Operations
We classify properties as held for sale when certain criteria are met in accordance with GAAP. At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. During the fourth quarter of 2014, we entered into sales contracts for Babcock, a self-storage facility in Texas, and AJS, an office building located in Berlin, Germany, and classified Babcock and AJS as real estate held for sale in our consolidated balance sheet at December 31, 2014. We sold Babcock on January 8, 2015 and AJS on February 21, 2015. We did not have any properties classified as held for sale at December 31, 2015.
Effective as of April 1, 2014, we early adopted the revised guidance in Accounting Standards Update No. 2014-08 regarding discontinued operations. For sales of real estate or assets classified as held for sale after April 1, 2014, we will evaluate whether a disposal transaction meets the criteria of a strategic shift and will have a major effect on our operations and financial results to determine if the results of operations and gains on sale of real estate will be presented as part of our continuing operations or as discontinued operations in our consolidated statements of operations. If the disposal represents a strategic shift, it will be classified as discontinued operations for all periods presented; if not, it will be presented in continuing operations.
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
Investment Impairment
For all of our real estate and real estate related investments, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  Examples of the types of events and circumstances that would cause management to assess our assets for potential impairment include, but are not limited to: a significant decrease in the market price of an asset; a significant adverse change in the manner in which the asset is being used; an accumulation of costs in excess of the acquisition basis plus construction of the property; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers and changes in the global and local markets or economic conditions.  Our assets may at times be concentrated in limited geographic locations and, to the extent that our portfolio is concentrated in limited geographic locations, downturns specifically related to such regions may result in tenants defaulting on their lease obligations at those properties within a short time period, which may result in asset impairments.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  These projected cash flows are prepared internally by the Advisor and reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

changes in economic and other relevant conditions. The Company’s principal executive officer and principal financial officer, as well as a panel of asset managers and financial analysts of the Advisor, review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions that are consistent with market data or with assumptions that would be used by a third-party market participant and assume the highest and best use of the investment. We consider trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value. While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.
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
During the year ended December 31, 2015, we recorded a non-cash impairment charge of $1.4 million to reduce the carrying value of 22 Exchange, one of our student housing investments, to its estimated fair value. In estimating the fair value of 22 Exchange, we used management’s internal discounted cash flow analysis prepared with consideration of the current local market. There were no impairment charges recorded during the years ended December 31, 2014 and 2013.
We believe the carrying value of our operating real estate assets and our investment in an unconsolidated joint venture is currently recoverable. However, if market conditions worsen unexpectedly or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments. Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.
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
Revenue Recognition
We recognize rental income generated from leases of our operating properties on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. Straight-line rent was income of less than $0.1 million recognized in rental revenues for the year ended December 31, 2015. Straight-line rent was income of $0.2 million, and $0.4 million recognized in rental revenues for the years ended December 31, 2014 and 2013, respectively, and included amounts recognized in discontinued operations for the year ended December 31, 2013. Leases associated with our multifamily, student housing, hotel and self-storage assets are generally short-term in nature, and thus have no straight-line rent. Net below-market lease amortization of less than $0.1 million was recognized in rental revenues for the year ended December 31, 2015. Net above-market lease amortization of less than $0.1 million was recognized in rental revenues for the year ended December 31, 2014. Net above-market lease amortization of less than $0.1 million was recognized in rental revenues for the year ended December 31, 2013 and included amounts recognized in discontinued operations.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

Hotel revenue is derived from the operations of the Courtyard Kauai Coconut Beach Hotel and consists primarily of guest room, food and beverage, and other ancillary revenues such as laundry and parking. Hotel revenue is recognized as the services are rendered.
Accounts Receivable
Accounts receivable primarily consist of receivables related to our consolidated properties of $2.4 million and $2.2 million as of December 31, 2015 and 2014, respectively, and included straight-line rental revenue receivables of $0.3 million and $0.6 million as of December 31, 2015 and 2014, respectively.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets of $1.1 million and $1.4 million as of December 31, 2015 and 2014, respectively, included prepaid directors’ and officers’ insurance, as well as prepaid insurance of our consolidated properties.
Furniture, Fixtures, and Equipment
Furniture, fixtures, and equipment are recorded at cost and are depreciated according to the Company’s capitalization policy, which uses the straight-line method over their estimated useful lives of five to seven years. Furniture, fixtures and equipment associated with properties classified as held for sale are not depreciated. Maintenance and repairs are charged to operations as incurred. Accumulated depreciation associated with our furniture, fixtures, and equipment was $8.1 million and $6.4 million as of December 31, 2015 and 2014, respectively.
Deferred Financing Fees
Deferred financing fees are recorded at cost and are amortized to interest expense of our notes payable using a straight-line method that approximates the effective interest method over the life of the related debt. Accumulated amortization of deferred financing fees was $2.5 million and $2.2 million as of December 31, 2015 and 2014, respectively.
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
As of December 31, 2015, we do not have any derivatives designated as net investment hedges, fair value hedges or cash flow hedges. No derivatives were being used for trading or speculative purposes. See Note 4, Assets and Liabilities Measured at Fair Value, and Note 11, Derivative Instruments and Hedging Activities, for further information regarding our derivative financial instruments.
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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

As a result of the sale of two foreign investments during 2015, AJS and Holstenplatz, we recorded estimated foreign income tax of approximately $2.7 million. The foreign income tax was calculated on gains recognized at the exchange rate in effect on the date of sale and calculated using current tax rates.
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
The Euro is the functional currency for the operations of AJS and Holstenplatz. We sold AJS in February 2015 and Holstenlatz in September 2015. We also maintain a Euro-denominated bank account that is translated into U.S. dollars at the current exchange rate at each reporting period. For the three years ended December 31, 2015, 2014, and 2013, the cumulative foreign currency translation adjustment was a loss of $0.4 million, a loss of $0.8 million and a gain of $0.3 million, respectively.
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
Stock-Based Compensation
We have adopted a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates. We have not issued any stock-based awards under the plan as of December 31, 2015.
Concentration of Credit Risk
At December 31, 2015 and 2014, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.
Geographic and Asset Type Concentration
Our investments in target assets may at times be concentrated in certain asset types that are subject to higher risk of foreclosure, or secured by assets concentrated in a limited number of geographic locations. For the year ended December 31, 2015, excluding Babcock and AJS (which were sold in the first quarter of 2015) and Holstenplatz and Wimberly (which were sold in the third quarter of 2015), 38% and 20% of our total revenues were derived from our properties located in Hawaii and Texas, respectively. Additionally, excluding our properties sold in 2015, 39%, 38%, and 19% of our total revenues for the year ended December 31, 2015 were from our multifamily, hotel, and student housing investments, respectively. To the extent that our portfolio is concentrated in limited geographic regions or types of assets, downturns relating generally to such region or

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to fund our operations.
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
Earnings per Share
Net income (loss) per share is calculated based on the weighted average number of common shares outstanding during each period. The weighted average shares outstanding used to calculate both basic and diluted loss per share were the same for each of the three years ended December 31, 2015, 2014 and 2013, as there were no potentially dilutive securities outstanding.
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
In August 2014, the FASB issued an update (“ASU 2014-15”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management’s assessment of a company’s ability to continue as a going concern and provide related footnote disclosures when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. ASU 2014-15 applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. We do not believe the adoption of this guidance will have a material impact on our disclosures.
In January 2015, the FASB issued (“ASU 2015-01”), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates the concept of an extraordinary item from U.S. GAAP. An entity is no longer required to (i) segregate an extraordinary item from the results of ordinary operations; (ii) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (iii) disclose income taxes and earnings per share data applicable to an extraordinary item. ASU 2015-01 does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in occurrence. ASU 2015-01 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. The adoption of ASU 2015-01, effective January 1, 2016, will not have a material impact our consolidated financial position, results of operations, or cash flows.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

In February 2015, the FASB issued an update (“ASU No. 2015-02”) to ASC Topic 810, Amendments to the Consolidation Analysis. ASU 2015-02 makes several modifications to the consolidation guidance for VIEs and general partners’ investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. The amendments in ASU 2015-02 are effective for public companies in interim and annual reporting periods in fiscal years beginning after December 15, 2015. Adoption of ASU 2015-02, effective January 1, 2016, may result in additional disclosures, however, we do not believe this adoption will impact the status of our eight consolidated investments and one unconsolidated joint venture as of December 31, 2015.
In April 2015, the FASB issued an update (“ASU 2015-03”) to ASC Topic 835, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented as a deferred charge. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this updated guidance. ASU 2015-03 is effective for public companies in interim and annual reporting periods beginning after December 15, 2015. The new guidance requires retrospective application. As of December 31, 2015, we have $1.7 million of net deferred financing costs that would be reclassified from assets to a reduction in the carrying amount of our debt. The adoption of this guidance, effective January 1, 2016, will change the classification of deferred financing fees on our balance sheet, but it will not otherwise have an impact on our financial statements.
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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of December 31, 2015 and 2014:

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$2	$—	$2

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$28	$—	$28
Courtyard Kauai Coconut Beach Hotel was our only remaining asset with an interest rate cap as of December 31, 2015 and it had a nominal value.
Derivative financial instruments classified as assets are included in prepaid expenses and other assets on the balance sheet.
Nonrecurring Fair Value Measurements
During the year ended December 31, 2015, we recorded a $1.4 million non-cash impairment charge as a result of a measurable decrease in the fair value of 22 Exchange, one of our student housing investments. In estimating the fair value of 22 Exchange, we used management’s internal discounted cash flow analysis prepared with consideration of the current local market. The discounted cash flow estimate is considered Level 3 under the fair value hierarchy described above.
The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during the year ended December 31, 2015:

As of December 31, 2015	Level 1	Level 2	Level 3	Total Fair Value	Loss
Assets
Buildings and improvements, net(1)	$—	$—	$25,000	$25,000	$(1,417)
______________________________________

(1)
We recorded a non-cash impairment charge of $1.4 million during the year ended December 31, 2015 as a result of a measurable decrease in the fair value of 22 Exchange, one of our student housing investments.

Quantitative Information about Level 3 Fair Value Measurements

Description	Fair Value at December 31, 2015 (in 000s)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Buildings and improvements, net(1)	$25,000	Discounted cash flow	Discount rate Terminal capitalization rate	7.5% - 8.0% 6.5% - 7.5%
______________________________________

(1)
Due to the current local market in Akron, Ohio, we recorded a non-cash impairment charge of $1.4 million on our investment in 22 Exchange, a student housing property, during the year ended December 31, 2015.

There were no impairment charges recorded during the years ended December 31, 2014 and 2013.

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
As of December 31, 2015 and 2014, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly-liquid nature and short-term maturities. The notes payable of $178.7 million as of December 31, 2015 and $216.3 million, excluding $9.1 million of contractual obligations on real estate held for sale as of December 31, 2014, have a fair value of approximately $179.3 million and $217.1 million as of December 31, 2015 and 2014, respectively, based upon interest rates for debt with similar terms and remaining maturities that management believes we could obtain. The fair value of the notes payable is categorized as a Level 2 basis. The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2015 and 2014.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

6. Real Estate and Real Estate-Related Investments
As of December 31, 2015, we consolidated eight real estate assets. The following table presents certain information about our consolidated investments as of December 31, 2015:

Property Name	Description	Location	Date Acquired	Ownership Interest
Gardens Medical Pavilion(1)	Medical office building	Palm Beach Gardens, Florida	October 20, 2010(1)	80.8%
Courtyard Kauai Coconut Beach Hotel	Hotel	Kauai, Hawaii	October 20, 2010	80%
River Club and the Townhomes at River Club	Student housing	Athens, Georgia	April 25, 2011	85%
Lakes of Margate	Multifamily	Margate, Florida	October 19, 2011	92.5%
Arbors Harbor Town	Multifamily	Memphis, Tennessee	December 20, 2011	94%
22 Exchange	Student housing	Akron, Ohio	April 16, 2013	90%
Parkside Apartments (“Parkside”)	Multifamily	Sugar Land, Texas	August 8, 2013	90%
Lakewood Flats	Multifamily	Dallas, Texas	October 10, 2014	100%
____________________________

(1)
We acquired a portfolio of eight medical office buildings, known as the Original Florida MOB Portfolio, on October 8, 2010.  We acquired a medical office building known as Gardens Medical Pavilion on October 20, 2010.  Collectively, the Original Florida MOB Portfolio and Gardens Medical Pavilion were referred to as the Florida MOB Portfolio.  The Florida MOB Portfolio consisted of nine medical office buildings.  On September 20, 2013, we sold the Original Florida MOB Portfolio. As of December 31, 2015, we own approximately 80.8% of the remaining building, Gardens Medical Pavilion.

During the year ended December 31, 2015, we recorded a non-cash impairment charge of $1.4 million as a result of a measurable decrease in the fair value of our 22 Exchange investment. See Note 4, Assets and Liabilities Measured at Fair Value - Nonrecurring Fair Value Measurements, for additional information.
Real Estate Asset Dispositions
1875 Lawrence
On May 30, 2014, we sold 1875 Lawrence for a contract sales price of approximately $46.7 million. We recorded a gain on sale of real estate property of $11.5 million and loss on early extinguishment of debt of $0.5 million, which was comprised of the write-off of deferred financing fees of $0.4 million and an early termination fee of $0.1 million. A portion of the proceeds from the sale were used to pay off in full the existing indebtedness of approximately $15.6 million associated with the office building. The disposal of the 1875 Lawrence property does not represent a strategic shift; therefore, it is presented in continuing operations in the consolidated statements of operations for the years ended December 31, 2014 and 2013.
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
Alte Jakobstraße
On February 21, 2015, we sold AJS, which is located in Berlin, Germany, for a contract sales price of approximately €12.4 million (approximately $14.1 million).  We recorded a gain on sale of real estate of approximately $3.3 million, which is net of a CTA charge of approximately $0.6 million. We recognized a loss on early extinguishment of debt of less than $0.1 million, which was composed of the write-off of deferred financing fees and an early termination fee. A portion of the proceeds from the sale were used to fully satisfy the existing indebtedness associated with the property of approximately €5.7 million (approximately $6.5 million). The Company recorded a provision for income tax of approximately $1.7 million during 2015 as a result of foreign income tax related to the sale. AJS was classified as held for sale on our consolidated balance sheet at December 31, 2014.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

Holstenplatz
On September 1, 2015, we sold Holstenplatz, which is located in Hamburg, Germany, for a contract sales price of approximately €16.4 million (approximately $18.4 million).  We paid off the balance of the Holstenplatz debt of $8.1 million on its maturity date of April 30, 2015. We recorded a gain on sale of real estate of approximately $8.6 million, which includes a CTA credit of approximately $0.4 million. The Company recorded a provision for income tax of approximately $1 million as a result of foreign income tax related to the sale.
The foreign income tax for our AJS and Holstenplatz sales were calculated on gains recognized at the exchange rate in effect on the sale dates of February 21, 2015 and September 1, 2015, respectively, and were calculated using current tax rates. All U.S. dollar amounts related to the AJS and Holstenplatz sales were based on the exchange rate in effect on their respective sale dates.
Wimberly at Deerwood
On September 9, 2015, we sold Wimberly at Deerwood, a 322-unit multifamily community in Jacksonville, Florida, for a contract sales price of approximately $43.5 million. We recorded a gain on sale of real estate of $8.9 million and loss on early extinguishment of debt of $0.6 million, which was composed of the write-off of deferred financing fees of $0.3 million and an early termination fee of $0.3 million. A portion of the proceeds from the sale of the asset were used to pay off in full the existing indebtedness of approximately $26.4 million secured by the property.
Sale of Real Estate Reported in Continuing Operations
The following table presents our sale of real estate for the years ended December 31, 2015 and 2014 (in millions):

Date of Sale	Property	Ownership Interest	Sales Contract Price	Net Cash Proceeds(1)	Gain on Sale of Real Estate
May 30, 2014	1875 Lawrence	100%	$46.7	$46.3	$11.5
January 8, 2015	Babcock Self Storage	85%	$5.4	$5.2	$2.0
February 21, 2015	Alte Jakobstraße	99.7%	$14.1	$13.0	$3.3
September 1, 2015	Holstenplatz	100%	$18.4	$18.0	$8.6
September 9, 2015	Wimberly	95%	$43.5	$42.9	$8.9
______________________________________

(1)
A portion of the net cash proceeds was used to pay off the property-associated debt of $15.6 million, $2.1 million, $6.5 million and $26.4 million for 1875 Lawrence, Babcock, AJS and Wimberly, respectively. The Holstenplatz debt was paid off on April 30, 2015.

The Company does not view any of the four 2015 disposals or the 2014 disposal as a strategic shift. Therefore, the results of operations for Babcock, AJS, Holstenplatz, and Wimberly are presented in continuing operations in the consolidated statements of operations for the years ended December 31, 2015, 2014, and 2013 and the results of operations for 1875 Lawrence are included in continuing operations for the years ended December 31, 2014 and 2013.
The following table presents net income attributable to the Company for the three years ended December 31, 2015, 2014 and 2013 related to Babcock, AJS, Holstenplatz, Wimberly, and 1875 Lawrence. Net income for the year ended December 31, 2015 includes the gains on sale of Babcock, AJS, Holstenplatz, and Wimberly for a total of $22.8 million. Net income for the year ended December 31, 2014 includes the gain on sale of 1875 Lawrence of $11.5 million (in millions):

	For the Year Ended December 31,
Description	2015	2014	2013
Net income (loss) attributable to the Company	$17.4	$9.3	$(3.6)
Discontinued Operations
Effective as of April 1, 2014, we early adopted the revised guidance in Accounting Standards Update No. 2014-08 regarding discontinued operations. Accordingly, we have no discontinued operations for the years ended December 31, 2015 and 2014. See Note 16, Discontinued Operations, for additional disclosures regarding discontinued operations for the year ended December 31, 2013.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

7. Real Estate Held for Sale
As of December 31, 2014, Babcock and AJS were classified as real estate held for sale on our consolidated balance sheet. We sold both of these properties in the first quarter of 2015. The Company does not view the sales of Babcock and AJS as a strategic shift. Therefore, the results of operations for the two properties are presented in continuing operations for the years ended December 31, 2015, 2014 and 2013. See Note 6, Real Estate and Real Estate-Related Investments, under the caption Sales of Real Estate Reported in Continuing Operations.
We did not have any real estate assets classified as held for sale as of December 31, 2015.
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
As a result of projected cost overruns, an event of default was declared by the Senior Lender on April 28, 2014, and we declared an event of default under the mezzanine loan agreement on May 5, 2014. The events of default were cured by the Borrower and developer, agreeing to cover cost overruns totaling $6.6 million, increasing our financing by $1.5 million (the “Additional Advance”) at an annual interest rate of 18%, and the Senior Lender increasing their loan to $40 million. The terms of our Initial Advance remained the same under the amended loan agreement.
Both the senior loan and our mezzanine loan were in technical default at December 31, 2015 due to a delay in completion of the project. The Senior Lender and the Company are working on modifications of their respective loans to waive any event of default and extend the completion date. As of December 31, 2015, the outstanding principal balance under our mezzanine loan was $15.3 million. Currently, the borrower is funding any cost overruns. We expect the project to be fully completed in the second quarter of 2016.
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
In connection with this investment, we capitalized acquisition-related costs and fees totaling $0.4 million during the year ended December 31, 2013. Interest capitalized for the years ended December 31, 2015, 2014, and 2013 was $0.5 million, $0.5 million and $0.3 million, respectively.  For the years ended December 31, 2015, 2014 and 2013, we recorded no equity in earnings (losses) of unconsolidated joint venture related to our investment in Prospect Park.
The following table sets forth our ownership interest in Prospect Park:

Property Name	Ownership Interest at December 31,		Carrying Amount at December 31,
	2015	2014	2015	2014
Prospect Park	N/A	N/A	$14,482	$13,973

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

9. Notes Payable
The following table sets forth information on our notes payable as of December 31, 2015 and 2014:

Description	2015		2014		Interest Rate		Maturity Date
Courtyard Kauai Coconut Beach Hotel(1)	38,000		38,000		30-day LIBOR + .95%	(2)	5/9/2017
Florida MOB Portfolio—Gardens Medical Pavilion	13,298		13,678		4.9%		1/1/2018
River Club and the Townhomes at River Club	24,299		24,664		5.26%		5/1/2018
Lakes of Margate	14,496		14,723		5.49% and 5.92%		1/1/2020
Arbors Harbor Town	25,130		25,591		3.985%		1/1/2019
22 Exchange	19,500		19,500		3.93%		5/5/2023
Parkside(3)	10,469		10,828		5%		6/1/2018
Lakewood Flats	33,500		33,500		30-day LIBOR + 1.5%	(2)	11/5/2019
Holstenplatz(4)	—		9,125		3.887%		4/30/2015
Wimberly(5)	—		26,685		30-day LIBOR + 2.28%	(2)	3/1/2023
	$178,692		$216,294
Notes Payable included with Obligations related to real estate held for sale:
Babcock Self Storage	n/a	(6)	2,137	(6)	5.80%		8/30/2018
Alte Jakobstraße	n/a	(6)	6,985	(6)	2.3%		12/30/2015
	n/a		$9,122
Total notes payable obligations	$178,692		$225,416
_____________________________

(1)	As anticipated, we extended our debt secured by Courtyard Kauai Coconut Beach Hotel by 18 months from its initial maturity date of November 9, 2015 to May 9, 2017.

(2)	30-day London Interbank Offer Rate ("LIBOR") was 0.43% at December 31, 2015.
(3) Includes approximately $0.4 million of unamortized premium related to debt we assumed at acquisition.
(4) We paid off the balance of the Holstenplatz debt on April 30, 2015. We sold the investment in September 2015.
(5) We sold Wimberly in September 2015 and a portion of the sales proceeds was used to pay off the existing indebtedness in full.
(6) As of December 31, 2014, Babcock and AJS were classified as real estate held for sale on our consolidated balance sheet. The properties were sold in the first quarter of 2015 and a portion of the sales proceeds for each property were used to pay off the existing indebtedness in full.
At December 31, 2015, our notes payable balance was $178.7 million and consisted of the notes payable related to our consolidated properties.  We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the Courtyard Kauai Coconut Beach Hotel, 22 Exchange, and Parkside notes payable. Interest capitalized for the years ended December 31, 2015, 2014 and 2013 was $0.5 million, $0.5 million, and $0.3 million respectively, in connection with our equity method investment in Prospect Park.
As anticipated, we extended our debt secured by Courtyard Kauai Coconut Beach Hotel by 18 months from its initial maturity date of November 9, 2015 to May 9, 2017. The loan will continue to bear interest at a variable annual rate of 30-day LIBOR plus 0.95% and requires monthly payments of interest only during its term, with the unpaid principal and interest due at maturity.
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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

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
We are subject to customary affirmative, negative, and financial covenants and representations, warranties, and borrowing conditions, all as set forth in our loan agreements, including, among other things, maintaining minimum debt service coverage ratios, loan to value ratios and liquidity. As of December 31, 2015, we believe we were in compliance with the covenants under our loan agreements.
The following table summarizes our contractual obligations for principal payments as of December 31, 2015:

Year	Amount Due(1)
2016	$1,912
2017	40,135
2018	46,845
2019	57,809
2020	13,772
Thereafter	17,813
Total contractual obligations for principal payments	$178,286
Unamortized premium	406
Total notes payable	$178,692
____________________________________________

(1)
Our debt secured by Courtyard Kauai Coconut Beach Hotel, with a principal balance of $38 million at December 31, 2015, was scheduled to mature on November 9, 2015. As anticipated, we extended the term of the loan by 18 months to May 9, 2017. The loan requires monthly payments of interest only during its remaining term, with the unpaid principal and interest due at maturity.

10. Leasing Activity
Future minimum base rental payments of our remaining office property due to us under non-cancelable leases in effect as of December 31, 2015 are as follows:

Year	Amount Due
2016	$1,246
2017	1,242
2018	936
2019	874
2020	880
Thereafter	2,781
Total	$7,959
The schedule above does not include rental payments due to us from our multifamily, hotel, and student housing properties, as leases associated with these properties typically are for periods of one year or less. We have one remaining office property at December 31, 2015, Gardens Medical Pavilion, located in Palm Beach Gardens, Florida.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

11. Derivative Instruments and Hedging Activities
We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations. The hedging strategy of entering into interest rate caps and swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.  As of December 31, 2015, we had one remaining interest rate cap and it was not designated as a hedging instrument. We had an interest rate cap associated with the debt on our Wimberly property, however this debt was paid off when the property sold on September 9, 2015.
As anticipated, during 2015 we extended our debt secured by Courtyard Kauai Coconut Beach Hotel by 18 months from its initial maturity date of November 9, 2015 to May 9, 2017. The loan requires monthly payments of interest only during its remaining term, with the unpaid principal and interest due at maturity. The loan had a principal balance of $38 million at December 31, 2015. We also renewed and extended the term of the interest rate cap related to the debt secured by Courtyard Kauai Coconut Beach Hotel for an additional term of 18 months with a maturity date of May 15, 2017.
Derivative instruments classified as assets were reported at their combined fair values of less than $0.1 million in prepaid expenses and other assets at December 31, 2015 and 2014. During the year ended December 31, 2014, we recorded a reclassification of unrealized loss to interest expense of less than $0.1 million to adjust the carrying amount of the interest rate caps. During the year ended December 31, 2015, we had no reclassification of unrealized loss to interest expense. The reclassification out of OCI in our statement of equity for the year ended December 31, 2014 was due to all derivatives being designated as non-hedging instruments as of January 1, 2013.
The following table summarizes the notional value of our one remaining derivative financial instrument. The notional value provides an indication of the extent of our involvement in this instrument, but does not represent exposure to credit, interest rate, or market risks:

Type / Description	Notional Value	Interest Rate / Strike Rate	Index	Maturity
Not Designated as Hedging Instruments
Interest rate cap - Courtyard Kauai Coconut Beach Hotel	$38,000	3.00%	30-day LIBOR	May 15, 2017
The table below presents the fair value of our derivative financial instruments, as well as their classification on the consolidated balance sheets as of December 31, 2015 and 2014, respectively:

	Balance Sheet	Asset Derivatives
Derivatives not designated as hedging instruments:	Location	2015(1)	2014
Interest rate derivative contracts	Prepaid expenses and other assets	$2	$28
______________________________________

(1)	Courtyard Kauai Coconut Beach Hotel interest rate cap had a nominal value and was our only remaining asset with an interest rate cap as of December 31, 2015.
The table below presents the effect of our derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2015 and 2014:

Derivatives Not Designated as Hedging Instruments
Amount of Loss
Year ended December 31,
2015	2014
$26	$215

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

12. Commitments and Contingencies
Income Taxes
We have maintained and intend to maintain our election as a REIT under the Code. In order for us to continue to qualify as a REIT we must meet a number of organizational and operational requirements, including a requirement to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. As a REIT, we generally will not be subject to federal income tax on our taxable income at the corporate level to the extent such income is distributed to our shareholders annually. Any current year taxable income generated by the Company may be offset by carrying forward unused prior year net operating losses (“NOLs”). If our taxable income after application of NOL carryforwards exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at regular corporate rates, including any applicable alternative minimum tax (“AMT”). In addition, we may not be able to requalify as a REIT for the four subsequent taxable years. Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to applicable federal, state, and local income and margin taxes. Our operating partnerships are flow-through entities and are not subject to federal income taxes at the entity level.
For the year ended December 31, 2015, we had federal taxable income of approximately $3.8 million as a result of the disposals of Babcock, AJS, Holstenplatz and Wimberly. The Company paid special cash distributions of $25.7 million during the year and had remaining federal NOL carryovers of approximately $13.1 million at December 31, 2015. The Company has continued to establish a valuation allowance against its deferred tax assets as the utilization of any deferred tax asset is not at a level of more likely than not that they will be realized prior to their expiration. During 2015, we recorded provision for income tax of approximately $2.7 million as a result of estimated foreign income tax related to the sales of AJS and Holstenplatz which were both located in Germany. The foreign income tax related to both dispositions was calculated on gains recognized at the exchange rate in effect on the date of sale and calculated using current tax rates.
For the year ended December 31, 2014, we had federal taxable income of $4.2 million as a result of the disposal of 1875 Lawrence. The Company made special cash distributions of $13 million during the year and had remaining federal NOL carryovers of $13.1 million at December 31, 2014. The Company recorded an income tax benefit of $0.1 million during the year ended December 31, 2014 related to the overpayment of AMT tax for the year ended December 31, 2013. We recorded estimated AMT tax of $0.2 million for the year ended December 31, 2013 as a result of gains recognized on the sale of investments during the year.  The Company recorded no provision for income tax, including AMT, during the year ended December 31, 2014.
We have a TRS which is subject to federal and state income taxes. At December 31, 2015, our TRS had NOL carryforwards of approximately $4.5 million which expire in years 2030 to 2035. Because NOL’s are subject to certain change of ownership, continuity of business, and separate return year limitations, and because it is unlikely the available NOL’s will be utilized or because we consider any amounts possibly utilized to be immaterial, no benefits related to these NOL’s have been recognized in our consolidated financial statements. We have no significant temporary differences or tax credits associated with our TRS.
Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of depreciation, rental revenue, compensation expense, impairment losses and gain from sales of property. As a result of these differences, the tax basis of our fixed assets exceeds the book value by approximately $3 million at December 31, 2015.
We and our subsidiaries’ income tax returns are subject to examination by federal, state and local tax jurisdictions for years 2012 through 2015. If a return filed was examined and a substantial error was discovered, the Internal Revenue Service has the right to add additional years to their audit, but will not go back more than six years. Net income tax loss carry forwards and other tax attributes generated in years prior to 2012 are also subject to challenge in any examination of those tax years. The Company and its subsidiaries are not under any notice of audit from any taxing authority at year end 2015. We have reviewed our tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We believe it is more likely than not that the tax positions taken relative to our status as a REIT will be sustained in any tax examination.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

Operating Leases
On September 20, 2013, we sold the Original Florida MOB Portfolio. Prior to the sale, our operating leases consisted of ground leases on each of the original eight buildings acquired in connection with the purchase of the Original Florida MOB Portfolio. Each ground lease was for a term of 50 years, with a 25-year extension option. The annual payment for each ground lease increased by 10% every 5 years. As of and for the year ended December 31, 2015, we do not have operating leases. For the year ended December 31, 2013, we incurred $0.2 million in lease expense related to our ground leases which is included in discontinued operations.
13. Stockholders’ Equity
Capitalization
As of December 31, 2015, our authorized capital was 350,000,000 shares of common stock, 50,000,000 shares of preferred stock and 1,000 shares of convertible stock. All shares of such stock have a par value of $.0001 per share.
As of December 31, 2015, we had issued 26.7 million shares of our common stock, including 22,471 shares owned by the Advisor and 2.2 million shares issued through the DRP. As of December 31, 2015, we had redeemed 1.1 million shares of our common stock and had 25,585,198 shares of common stock outstanding. As of December 31, 2015, we had 1,000 shares of convertible stock held by an affiliate of Behringer.
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
Notwithstanding the redemption prices set forth above, our board of directors may determine, whether pursuant to formulas or processes as established by the board of directors, the redemption price of the shares, which may differ between Ordinary Redemptions and Exceptional Redemptions; provided, however, that we must provide at least 30 days’ notice to stockholders before applying this new price determined by our board of directors.
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
On November 20, 2015, our board of directors authorized a special cash distribution of $1.50 per share of common stock, payable to our stockholders of record as of December 31, 2015. On March 18, 2015, our board of directors authorized a special cash distribution of $1.00 per share of common stock, payable to our stockholders of record as of March 30, 2015. On August 8, 2014, our board of directors authorized a special cash distribution of $0.50 per share of common stock, payable to our stockholders of record as of September 15, 2014.
The following table sets forth information on the distributions declared and distributions paid during the years ended December 31, 2015 and 2014 (in millions):

Year	Distributions Declared	Distributions Paid
2014	$13.0	$13.0
2015(1)	64.1	25.7
________________________________________

(1)
Our board of directors declared two special cash distributions during 2015, one on March 18 for a total of $25.7 million and one on November 20 for a total of $38.4 million, for an aggregate total of $64.1 million. The Company paid the $25.7 million special cash distribution on March 31, 2015 and the $38.4 million special cash distribution on January 5, 2016.

We did not pay any distributions during the year ended December 31, 2013.
We have paid and may in the future pay some or all of our distributions from sources other than operating cash flow. We have utilized cash from refinancing and dispositions, the components of which may represent a return of capital and/or the gains on sale. In addition, from time to time, our Advisor may agree to waive or defer all or a portion of the acquisition, asset management or other fees or incentives due to it, pay general administrative expenses or otherwise supplement investor returns which may increase the amount of cash that we have available to pay distributions to our stockholders.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

Total distributions paid to stockholders during the years ended December 31, 2015 and 2014 were $25.7 million and $13 million, respectively, and represented special cash distributions. Distributions during both of the years ended December 31, 2015 and 2014 were fully funded with proceeds from asset sales.
During 2015 and 2014, our distributions were classified as follows for federal income tax purposes:

Description(1)	2015	2014
Ordinary income	—	—
Capital gains	25.8%	58.4%
Return of capital	74.2%	41.6%
Total	100.0%	100.0%
_______________________________________________
(1) There were no distributions paid in 2013.
14. Related Party Transactions
Advisor
The Advisor and certain of its affiliates may receive fees and compensation in connection with the acquisition, management, and sale of our assets based on the advisory management agreement, as amended and restated.
Fourth Amended and Restated Advisory Management Agreement
On June 6, 2014, we entered into the Fourth Amended and Restated Advisory Management Agreement (the “Fourth Advisory Agreement”) with our Advisor to, among other things, revise the acquisition and advisory fees, asset management fee, and the debt financing fee that may be paid to the Advisor and to fix certain expense reimbursement provisions. The Fourth Advisory Agreement was effective as of January 1, 2014. Effective as of June 6, 2015, we entered into the First Amendment to Fourth Amended and Restated Advisory Management Agreement to (i) reduce the administrative services fee to be paid to the Advisor for calendar year 2015 from $1.8 million to $1.5 million and (ii) reimburse the Advisor for certain due diligence services provided in connection with asset dispositions or debt financings separately from the administrative services fee. In addition, we renewed the term of the Fourth Advisory Agreement for one year. As amended, the Fourth Advisory Agreement will expire on June 6, 2016.  In all other material respects, the terms of the Fourth Advisory Agreement remain unchanged. The following discussion reflects the terms of the Fourth Advisory Agreement, as amended, and the fees and expenses paid or reimbursed to the Advisor thereunder since January 1, 2014.
The Advisor or its affiliates receive acquisition and advisory fees of 1.5% of the amount paid in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets. In addition, the Advisor and its affiliates will receive acquisition and advisory fees of 1.5% of the funds advanced in respect of a loan investment. We incurred acquisition and advisory fees payable to the Advisor of less than $0.1 million, $1 million and $2.3 million for the years ended December 31, 2015, 2014 and 2013, respectively, as a result of acquisitions and improvements made to our assets. We had one acquisition in the year ended December 31, 2014. During the year ended December 31, 2013, we made four separate real estate acquisitions, one of which was a loan investment. We had no acquisitions during the year ended December 31, 2015.
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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

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
In addition, the Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent that they are dedicated to making investments for us, such as wages and benefits of the investment personnel. The Advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the Advisor or its affiliates incur that are due to third parties or related to the additional services provided by the Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. For the years ended December 31, 2015, 2014 and 2013, we incurred acquisition expense reimbursements of less than $0.1 million, $0.2 million and $0.2 million, respectively.
Beginning January 1, 2014, we pay the Advisor or its affiliates a debt financing fee of 0.5% of the amount available under any loan or line of credit made available to us and will pay directly all third party costs associated with obtaining the debt financing. Before January 1, 2014, we paid the Advisor a debt financing fee of 1%. We incurred debt financing fees of $0.2 million, and $0.5 million, for the years ended December 31, 2014 and 2013, respectively. We incurred no financing fees for the year ended December 31, 2015.
We pay the Advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable to us. We incurred no such fees for the years ended December 31, 2015, 2014 or 2013.
Prior to January 1, 2014, we paid the Advisor or its affiliates a monthly asset management fee of one-twelfth of 1.0% of the sum of the higher of the cost or value of each asset. Pursuant to the Fourth Advisory Agreement, we pay the Advisor or its affiliates a monthly asset management fee which, effective January 1, 2014, was reduced to one-twelfth of 0.7% of the value of each asset. The value of our assets will be the value as determined in connection with the establishment and publication of an estimated value per share unless the asset was acquired after our publication of an estimated value per share (in which case the value of the asset will be the contract purchase price of the asset). In addition, pursuant to the Fourth Advisory Agreement, the Advisor agreed to waive asset management fees previously accrued during the period from August 2013 to December 2013 of $0.3 million. Therefore, we reversed this accrual in the second quarter of 2014. For the years ended December 31, 2015, 2014 and 2013, we expensed $2.5 million, $2.2 million and $3.4 million, respectively, of asset management fees payable to the Advisor. The totals for the years ended December 31, 2015 and 2014 include asset management fees related to our disposed properties. The totals for the year ended December 31, 2013 includes asset management fees related to our discontinued operations.
Under the Fourth Advisory Agreement, beginning January 1, 2014, instead of reimbursing the Advisor for specific expenses paid or incurred in connection with providing services to us, we pay the Advisor an administrative services fee based on a budget of expenses prepared by the Advisor. The administrative services fee is intended to reimburse for all costs associated with providing services to us under the Fourth Advisory Agreement. On June 6, 2015, we amended the Fourth Advisory Agreement to reduce the administrative services fee from $1.8 million for calendar year 2014 to $1.5 million for calendar year 2015. The administrative services fee is payable in four equal quarterly installments within 45 days of the end of each calendar quarter. Before the effective date of the Fourth Advisory Agreement, we reimbursed the Advisor or its affiliates for all expenses paid or incurred by them in connection with the services they provided us, subject to certain limitations. For the years ended December 31, 2015, 2014 and 2013, we incurred and expensed such costs for administrative services of $1.5 million, $1.8 million and $1.8 million, respectively. In addition, effective January 1, 2015, the amended Fourth Advisory Agreement includes a provision to reimburse the Advisor for certain due diligence services provided in connection with asset dispositions or debt financings separately from the administrative services fee. We incurred $0.1 million for such costs during the year ended December 31, 2015.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

Notwithstanding the fees and cost reimbursements payable to our Advisor pursuant to the Fourth Advisory Agreement, under our charter we may not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2015, our total operating expenses (including the asset management fee) were not excessive.
Property Manager
We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity II Management Services, LLC (“BHO II Management”), or its affiliates, fees for the management, leasing, and construction supervision of our properties.  Before January 1, 2014, property management fees were 4.5% of the gross revenues of the properties managed by BHO II Management or its affiliates, plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  Effective January 1, 2014, we entered into the First Amendment to the Amended and Restated Property Management and Leasing Agreement, which reduced the property management fee paid to 4.0% of gross revenues of the properties managed by BHO II Management or its affiliates. We pay BHO II Management or its affiliates an oversight fee equal to 0.5% of the gross revenues of the property managed for any property for which we contract directly with a third-party property manager.  In no event will BHO II Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay BHO II Management directly for its services, we will pay BHO II Management a management fee or oversight fee, as applicable, based only on our economic interest in the property.  We incurred and expensed property management fees or oversight fees to BHO II Management of approximately $0.6 million, $0.6 million and $0.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.
We pay the Advisor or its affiliates a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We incurred construction management fees of $0.1 million for the years ended December 31, 2014 and 2013. We incurred no construction management fees for the year ended December 31, 2015.
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
15. Supplemental Cash Flow Information
Supplemental cash flow information is summarized below:

	Twelve Months ended December 31,
	2015	2014	2013
Interest paid, net of amounts capitalized	$6,286	$7,443	$7,765
Income tax paid, net of overpayment	1,703	29	—
Non-cash investing activities and financing activities:
Proceeds held in escrow through sale of real estate interests	912	—	—
Capital expenditures for real estate in accounts payable	—	—	20
Capital expenditures for real estate in accrued liabilities	224	237	539
Assumed debt on acquisition of real estate investment	—	—	11,306
Assumed debt on disposition of real estate investment	—	—	17,983
Accrued distributions payable	38,378	—	—
Accrued distributions to noncontrolling interest	52	19	20

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

16. Discontinued Operations
Effective as of April 1, 2014, we early adopted the revised guidance in Accounting Standards Update No. 2014-08 regarding discontinued operations. For sales of real estate or assets classified as held for sale after April 1, 2014, we will evaluate whether a disposal transaction meets the criteria of a strategic shift and will have a major effect on our operations and financial results to determine if the results of operations and gains on sale of real estate will be presented as part of our continuing operations or as discontinued operations in our consolidated statements of operations. If the disposal represents a strategic shift, it will be classified as discontinued operations for all periods presented; if not, it will be presented in continuing operations.
The following table summarizes the disposition of our properties during 2013 (in millions):

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
(2) On September 20, 2013, we sold the original eight medical office buildings. We continue to own approximately 80.8% of the ninth building, Gardens Medical Pavilion.
We sold Babcock, AJS, Holstenplatz and Wimberly in 2015 and 1875 Lawrence in 2014. The disposal of these five properties do not represent a strategic shift, therefore the results of operations and gains on sale of the properties are presented in continuing operations in the consolidated statements of operations for the years ended December 31, 2015 and 2014. See Note 6, Real Estate and Real Estate-Related Investments, for further details.
We have classified the results of operations for the Interchange Business Center and the Original Florida MOB Portfolio as discontinued operations in the accompanying consolidated statements of operations. The following table summarizes the income from discontinued operations for the year ended December 31, 2013:

Rental revenue	$8,637

Expenses
Property operating expenses	4,141
Interest expense	983
Real estate taxes	597
Property management fees	401
Asset management fees	50
Depreciation and amortization	2,603
Total expenses	8,775

Loss on early extinguishment of debt(1)	(265)
Interest income, net	4
Loss from discontinued operations	(399)

Gain on sale of real estate	31,558
Income from discontinued operations	31,159
Income attributable to noncontrolling interests	(5,454)
Income from discontinued operations attributable to the Company	$25,705

Capital expenditures	$1,250
______________________________________

(1)
Loss on early extinguishment of debt for the year ended December 31, 2013 was approximately $0.3 million and was comprised of the write-off of deferred financing fees of $0.1 million and early termination fees of $0.2 million.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

Changes in operating and investing noncash items related to discontinued operations were not significant for the year ended December 31, 2013.
17. Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2015 and 2014 ($ in thousands, except per share amounts):

	2015 Quarters Ended
Description	March 31	June 30	September 30	December 31
Revenue	$13,314	$12,779	$12,539	$11,618
Income (loss) from continuing operations(1)	338	(1,878)	13,117	(3,900)	(2)
Add: Net (income)/loss attributable to noncontrolling interest	(511)	(82)	(262)	156
Net income (loss) attributable to common shareholders	$(173)	$(1,960)	$12,855	$(3,744)
Basic and diluted weighted average shares outstanding	25,776	25,704	25,667	25,607
Basic and diluted income (loss) per share	$(0.01)	$(0.07)	$0.50	$(0.15)

	2014 Quarters Ended
Description	March 31	June 30	September 30	December 31
Revenue	$12,245	$12,027	$11,357	$12,968
Income (loss) from continuing operations(3)	(2,849)	9,025	(2,644)	(3,866)
Add: Net (income)/loss attributable to noncontrolling interest	(35)	159	154	53
Net income (loss) attributable to common shareholders	$(2,884)	$9,184	$(2,490)	$(3,813)
Basic and diluted weighted average shares outstanding	26,011	25,993	25,935	25,836
Basic and diluted income (loss) per share	$(0.11)	$0.35	$(0.10)	$(0.14)
__________________________________________

(1)
Income from continuing operations for the quarter ended March 31, 2015 includes gains on the sale of Babcock and AJS totaling $5.3 million. Income from continuing operations for the quarter ended September 30, 2015 includes gains on the sale of Holstenplatz and Wimberly totaling $17.5 million. See Note 6, Real Estate and Real Estate-Related Investments.

(2)
Loss from continuing operations for the quarter ended December 31, 2015 includes a non-cash impairment charge of $1.4 million on our investment in 22 Exchange due to the current local market in Akron, Ohio.

(3)
Income from continuing operations for the quarter ended June 30, 2014 includes an $11.5 million gain on the sale of our 1875 Lawrence property. See Note 6, Real Estate and Real Estate-Related Investments.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

18. Subsequent Events
Special Distribution
On November 20, 2015, our board of directors authorized a special cash distribution of $38.4 million, or $1.50 per share of common stock, payable to stockholders of record as of December 31, 2015. The special cash distribution, which represents a portion of proceeds from asset sales, was paid on January 5, 2016.
Share Redemption Program
On March 8, 2016, our board of directors approved redemptions for the first quarter of 2016 totaling 90,252 shares with an aggregate redemption payment of approximately $0.5 million. In addition, effective December 31, 2015 the price at which we redeem shares under our share redemption program changed as a result of the adjustment to our estimated value per share to reflect the payment of the special cash distribution to stockholders of record as of December 31, 2015.
Prospect Park Mezzanine Loan
Both the Senior Lender’s loan and the mezzanine loan we provided for Prospect Park, a multifamily development located in Denver, Colorado, were in technical default at December 31, 2015 due to a delay in completion of the project. The Senior Lender and the Company are working on modifications of their respective loans to waive any event of default and extend the completion date. As of December 31, 2015, the outstanding principal balance under our mezzanine loan was $15.3 million. Currently, the borrower is funding any cost overruns. We expect the project to be fully completed in the second quarter of 2016. See Note 8, Investment in Unconsolidated Joint Venture, for additional information.

*****

Behringer Harvard Opportunity REIT II, Inc.
Valuation and Qualifying Accounts and Reserves
Schedule II
December 31, 2015, 2014 and 2013
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
As of December 31, 2015
Allowance for doubtful accounts	$2	$369	$—	$260	$111
As of December 31, 2014
Allowance for doubtful accounts	46	304	—	348	2
As of December 31, 2013
Allowance for doubtful accounts	44	313	—	311	46

Behringer Harvard Opportunity REIT II, Inc.
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2015
(in thousands)

			Initial cost
Property Name	Location	Encumbrances	Land and Improvements	Building and Improvements	Cost capitalized subsequent to acquisition (1)	Gross amount carried at close of period	Accumulated Depreciation	Year of Construction	Date Acquired	Depreciable Life
Gardens Medical Pavilion	Palm Beach Gardens, Florida	$13,298	$5,675	$13,158	$4,209	$23,042	$3,866	1995	10/20/2010	(2)
Courtyard Kauai Coconut Beach Hotel	Kauai, Hawaii	38,000	11,801	20,948	10,430	43,179	5,136	1977	10/20/2010	(3)
River Club and the Townhomes at River Club	Athens, Georgia	24,299	6,639	24,789	2,669	34,097	6,643	1996 & 1989	4/25/2011	(2)
Lakes of Margate	Margate, Florida	14,496	9,776	13,061	4,106	26,943	3,862	1987	10/19/2011	(2)
Arbors Harbor Town	Memphis, Tennessee	25,130	5,413	24,713	2,748	32,874	5,132	1991	12/20/2011	(2)
22 Exchange	Akron, Ohio	19,500	2,380	24,786	(2,357)	24,809	62	2010	4/16/2013	(2)
Parkside Apartments	Sugar Land, Texas	10,469	3,143	18,148	1,668	22,959	1,966	1998	8/8/2013	(2)
Lakewood Flats	Dallas, Texas	33,500	8,196	49,703	77	57,976	2,441	2013	10/10/2014	(2)
Totals		178,692	53,023	189,306	23,550	265,879	29,108
__________________

(1)	Includes adjustment to basis, such as impairment losses

(2)	Buildings are depreciated according to Company policy, which uses the straight-line method over their estimated useful life of 25 years.

(3)	Hotels are depreciated according to Company policy, which uses the straight-line method over their estimated useful life of 39 years.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	2015	2014	2013
Real Estate:
Balance at beginning of period	$329,643	$308,808	$294,054
Acquisitions	—	57,899	82,019
Improvements(1)	2,044	4,477	8,227
Disposals/written-off	(77)	(19)	(75)
Reclassification(2)	(390)	(689)	(254)
Establishment of new basis for impaired asset(3)	(4,149)	—	—
Cost of real estate sold	(61,192)	(40,833)	(75,163)
Balance at end of the period(4)	$265,879	$329,643	$308,808
Accumulated depreciation:
Balance at beginning of period	$27,569	$23,779	$19,921
Depreciation expense	11,109	11,077	11,855
Disposals/written-off	(6,838)	(7,287)	(7,997)
Accumulated depreciation on impaired asset(3)	(2,732)	—	—
Balance at end of the period(4)	$29,108	$27,569	$23,779
_______________________________________________________________________________

(1)
For the years ended December 31, 2015, 2014 and 2013, includes foreign currency translation loss of $1.6 million, foreign currency translation loss of $3 million and foreign currency translation gain of $1 million, respectively.

(2)	For the years ended December 31, 2015, 2014 and 2013, includes reclassification from improvements to furniture, fixtures and equipment of $0.4 million, $0.7 million and $0.3 million, respectively.

(3)
Due to the current local market in Akron, Ohio, we recorded a non-cash impairment charge of $1.4 million on our investment in 22 Exchange, a student housing property, during the year ended December 31, 2015. The accumulated depreciation for the asset, of $2.7 million, was offset against the basis of the asset.

(4)	For the year ended December 31, 2014, includes Alte Jakobstraße and Babcock Self Storage which were classified as held for sale in our consolidated balance sheet.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Form 10-Q on November 14, 2012)
3.2	Second Amended and Restated Bylaws, as amended by Amendment No. 1 (incorporated by reference to Exhibit 3.2 to Form 10-Q filed on November 13, 2013)
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

10.3	Purchase Agreement, dated October 8, 2014, between WGS Lakewood MF VI LP, as Seller, and 7425 La Vista, LLC, as Buyer
10.4	Loan Agreement, dated October 10, 2014, by and between 7425 La Vista, LLC, as Borrower, and The Prudential Insurance Company of America, as Lender
10.5
Fourth Amended and Restated Advisory Management Agreement by and between Behringer Harvard Opportunity REIT II, Inc. and Behringer Harvard Opportunity Advisors II, LLC, dated June 6, 2014, effective as of January 1, 2014 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 12, 2014)

10.6
First Amendment to Amended and Restated Property Management and Leasing Agreement by and between Behringer Harvard Opportunity REIT II, Inc. and Behringer Harvard Opportunity Advisors II, LLC, dated June 6, 2014, effective as of January 1, 2014 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 12, 2014)

10.7
Purchase Agreement between Behringer Harvard 1875 Lawrence, LLC, as seller, and Bridge Acquisitions and Dispositions, LLC, as purchaser, dated May 1, 2014 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed August 12, 2014)

10.8
Reinstatement and First Amendment to Purchase Agreement by and between Behringer Harvard 1875 Lawrence, LLC, as seller, and Bridge Acquisitions and Dispositions, LLC, as purchaser, dated May 16, 2014 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed August 12, 2014)

10.9
Reinstatement and First Amendment to Purchase and Sale Agreement by and between TIAA Realty, LLC, as seller, and Behringer Harvard Opportunity OP II LP, as purchaser, dated January 7, 2014 (incorporated by reference to Exhibit 10.8 to Form 10-K filed on March 26, 2014)

10.10
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
101*
The following financial statements from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 16, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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