Form 10-Q
period 2016-03-31
Behringer Harvard Opportunity REIT II, Inc.
filed 2016-05-13
CIK 1387061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

Commission File Number: 000-53650

Behringer Harvard Opportunity REIT II, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-8198863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15601 Dallas Parkway, Suite 600, Addison, Texas 75001
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (866) 655-3650

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
Yes ☐ No ☒

As of April 30, 2016, Behringer Harvard Opportunity REIT II, Inc. had 25,453,730 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.
FORM 10-Q
Quarter Ended March 31, 2016

PART I
FINANCIAL INFORMATION
Item 1.                 Financial Statements.
Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except shares)
(unaudited)

	March 31, 2016	December 31, 2015
Assets
Real estate
Land and improvements, net	$43,154	$51,382
Buildings and improvements, net	136,531	185,213
Real estate under development	35	176
Total real estate	179,720	236,771
Assets associated with real estate held for sale	55,792	—
Cash and cash equivalents	37,990	76,815
Restricted cash	3,837	4,581
Accounts receivable, net	2,235	2,426
Prepaid expenses and other assets	953	1,078
Investment in unconsolidated joint venture	14,614	14,482
Furniture, fixtures and equipment, net	4,488	5,702
Lease intangibles, net	336	334
Total assets	$299,965	$342,189
Liabilities and Equity
Notes payable, net	$143,609	$177,036
Accounts payable	374	479
Payables to related parties	432	433
Acquired below-market leases, net	76	80
Distributions payable to common shareholders	—	38,378
Distributions payable to noncontrolling interest	19	52
Income taxes payable	1,036	986
Accrued and other liabilities	6,219	8,166
Obligations associated with real estate held for sale	33,261	—
Total liabilities	185,026	225,610

Commitments and contingencies	—	—

Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 25,494,946 and 25,585,198 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	229,333	229,796
Accumulated distributions and net loss	(120,682)	(119,609)
Accumulated other comprehensive loss	(215)	(372)
Total Behringer Harvard Opportunity REIT II, Inc. equity	108,439	109,818
Noncontrolling interest	6,500	6,761
Total equity	114,939	116,579
Total liabilities and equity	$299,965	$342,189
See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues
Rental revenue	$7,319	$8,486
Hotel revenue	5,131	4,828
Total revenues	12,450	13,314
Expenses
Property operating expenses	2,283	2,897
Hotel operating expenses	3,448	3,158
Interest expense, net	1,524	1,821
Real estate taxes	1,465	1,584
Property management fees	414	446
Asset management fees	614	725
General and administrative	802	921
Depreciation and amortization	3,165	4,453
Total expenses	13,715	16,005
Interest income, net	14	50
Loss on early extinguishment of debt	—	(119)
Other income (loss)	284	(39)
Loss before gain on sale of real estate and income tax expense	(967)	(2,799)
Gain on sale of real estate	—	5,320
Income tax expense	—	(2,183)
Net income (loss)	(967)	338
Net income attributable to the noncontrolling interest	(106)	(511)
Net loss attributable to the Company	$(1,073)	$(173)
Weighted average shares outstanding:
Basic and diluted	25,553	25,776
Basic and diluted loss per share	$(0.04)	$(0.01)
Distributions declared per common share	$—	$1.00
Comprehensive income (loss):
Net income (loss)	$(967)	$338
Other comprehensive income (loss):
Reclassification of unrealized loss on currency translation to net income	—	596
Foreign currency translation gain (loss)	157	(769)
Total other comprehensive income (loss)	157	(173)
Comprehensive income (loss)	(810)	165
Comprehensive income attributable to noncontrolling interest	(106)	(511)
Comprehensive loss attributable to the Company	$(916)	$(346)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Convertible Stock		Common Stock			Accumulated Distributions and Net Income(Loss)	Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital			Noncontrolling Interest	Total Equity
Balance at January 1, 2015	1	$—	25,802	$3	$231,240	$(62,477)	$(246)	$8,036	$176,556
Net income						(173)		511	338
Redemption of common stock			(70)		(498)				(498)
Distributions declared on common stock						(25,732)			(25,732)
Contributions from noncontrolling interest								62	62
Distributions to noncontrolling interest								(988)	(988)
Other comprehensive income (loss):
Reclassification of unrealized loss on currency translation to net income							596		596
Foreign currency translation loss							(769)		(769)
Balance at March 31, 2015	1	$—	25,732	$3	$230,742	$(88,382)	$(419)	$7,621	$149,565

Balance at January 1, 2016	1	$—	25,585	$3	$229,796	$(119,609)	$(372)	$6,761	$116,579
Net loss						(1,073)		106	(967)
Redemption of common stock			(90)		(463)				(463)
Contributions from noncontrolling interest								60	60
Distributions to noncontrolling interest								(427)	(427)
Other comprehensive income:
Foreign currency translation gain							157		157
Balance at March 31, 2016	1	$—	25,495	$3	$229,333	$(120,682)	$(215)	$6,500	$114,939

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(967)	$338
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	3,126	4,389
Amortization of deferred financing fees	137	187
Gain on sale of real estate	—	(5,320)
Loss on early extinguishment of debt	—	119
Loss on derivatives	1	15
Change in operating assets and liabilities:
Accounts receivable	188	507
Prepaid expenses and other assets	125	269
Accounts payable	(110)	(252)
Income taxes payable	12	2,223
Accrued and other liabilities	(1,786)	(6)
Payables to related parties	(1)	47
Addition of lease intangibles	(27)	(6)
Cash provided by operating activities	698	2,510
Cash flows from investing activities:
Investment in unconsolidated joint venture	(132)	(125)
Proceeds from sale of real estate	—	18,244
Additions of property and equipment	(668)	(640)
Change in restricted cash	744	385
Cash provided by (used in) investing activities	(56)	17,864
Cash flows from financing activities:
Financing costs	—	(106)
Payments on notes payable	(424)	(9,086)
Redemptions of common stock	(463)	(498)
Distributions paid on common stock	(38,378)	(25,732)
Contributions from noncontrolling interest holders	60	62
Distributions to noncontrolling interest holders	(459)	(988)
Cash used in financing activities	(39,664)	(36,348)
Effect of exchange rate changes on cash and cash equivalents	197	(565)
Net change in cash and cash equivalents	(38,825)	(16,539)
Cash and cash equivalents at beginning of period	76,815	72,949
Cash and cash equivalents at end of period	$37,990	$56,410
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
We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  We have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality and multifamily.  We have purchased existing, income-producing properties, and newly-constructed properties. We have also invested in a mortgage loan and a mezzanine loan. We are not actively seeking to purchase additional assets at this time, but may invest capital in our current assets in order to position them for sale in the normal course of business. We intend to hold the various real properties in which we have invested until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. Consistent with our investment objectives of commencing a liquidation within three to six years after the termination of our initial public offering, we have entered our disposition phase and our board of directors is in the process of considering the orderly disposition of our assets. As of March 31, 2016, we had nine real estate investments, eight of which were consolidated. One of our consolidated properties is wholly owned and seven properties are consolidated through investments in joint ventures. As of March 31, 2016, Lakewood Flats, a 435-unit multifamily community located in Dallas, Texas, was classified as real estate held for sale on our condensed consolidated balance sheet. See Note 8, Real Estate Held for Sale, for further detail.
Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware (the “Operating Partnership”).  As of March 31, 2016, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner.  As of March 31, 2016, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.
We are externally managed and advised by Behringer Harvard Opportunity Advisors II, LLC (the “Advisor”).  The Advisor is responsible for managing our day-to-day affairs and for services related to the sale of our assets.
Organization
In connection with our initial capitalization, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer Harvard Holdings, LLC (“Behringer”) on January 19, 2007.  Behringer transferred its shares of convertible stock to one of its affiliates on April 2, 2010. As of March 31, 2016, we had 25.5 million shares of common stock outstanding and 1,000 shares of convertible stock outstanding held by an affiliate of Behringer.
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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2.                     Interim Unaudited Financial Information
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 16, 2016.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.
The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheet as of March 31, 2016, the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2016 and 2015 and condensed consolidated statements of equity and cash flows for the three months ended March 31, 2016 and 2015 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our condensed consolidated financial position as of March 31, 2016 and December 31, 2015 and our condensed consolidated results of operations and cash flows for the periods ended March 31, 2016 and 2015.  Such adjustments are of a normal recurring nature.
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
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include such items as impairment of long-lived assets, depreciation and amortization, and allowance for doubtful accounts.  Actual results could differ from those estimates.
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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Real Estate
As of March 31, 2016 and December 31, 2015, accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

March 31, 2016	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost(1)	$162,514	$45,872	$1,508	$(137)
Less: depreciation and amortization(1)	(25,983)	(2,718)	(1,172)	61
Net	$136,531	$43,154	$336	$(76)
______________________________________________

(1)
Excludes Lakewood Flats, which was classified as held for sale as of March 31, 2016. Net book values included in assets associated with real estate held for sale in the condensed consolidated balance sheet were buildings and improvements of $47 million and land and improvements of $8.1 million. See Note 8, Real Estate Held for Sale.

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
Anticipated net amortization expense associated with the acquired lease intangibles for each of the following five years as of March 31, 2016 is as follows:

Year	Lease / Other Intangibles
April 1, 2016 - December 31, 2016	$28
2017	20
2018	(14)
2019	(12)
2020	(10)
Real Estate Held for Sale and Discontinued Operations
We classify properties as held for sale when certain criteria are met in accordance with GAAP.  At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property.  Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell.  As of March 31, 2016, Lakewood Flats, a 435-unit multifamily community located in Dallas, Texas, was classified as real estate held for sale on our condensed consolidated balance sheet. We received an unsolicited offer from an unaffiliated third party and on April 7, 2016, we entered into a purchase and sale agreement (“PSA”) for the investment with the unaffiliated third party. See Note 8, Real Estate Held for Sale, for further detail. We did not have any real estate assets classified as held for sale as of December 31, 2015.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Investment Impairment
For all of our real estate and real estate-related investments, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  Examples of the types of events and circumstances that would cause management to assess our assets for potential impairment include, but are not limited to: a significant decrease in the market price of an asset; a significant adverse change in the manner in which the asset is being used; an accumulation of costs in excess of the acquisition basis plus construction of the property; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers and changes in the global and local markets or economic conditions.  Our assets may at times be concentrated in limited geographic locations and, to the extent that our portfolio is concentrated in limited geographic locations, downturns specifically related to such regions may result in tenants defaulting on their lease obligations at those properties within a short time period, which may result in asset impairments.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  These projected cash flows are prepared internally by the Advisor and reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s principal executive officer and principal financial officer review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions that are consistent with market data or with assumptions that would be used by a third-party market participant and assume the highest and best use of the investment. We consider trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.
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
We believe the carrying value of our operating real estate assets and our investment in an unconsolidated joint venture is currently recoverable.  Accordingly, there were no impairment charges for the three months ended March 31, 2016 and 2015.  However, if market conditions worsen unexpectedly or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.
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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Revenue Recognition
We recognize rental income generated from leases of our operating properties on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Straight-line rent was income of less than $0.1 million recognized in rental revenues for the three months ended March 31, 2016 and 2015. Leases associated with our multifamily, student housing, and hotel assets are generally short-term in nature, and thus have no straight-line rent. Net above-market lease amortization was a charge of less than $0.1 million recognized in rental revenues for the three months ended March 31, 2016. Net below-market lease amortization was income of less than $0.1 million recognized in rental revenues for the three months ended March 31, 2015.
Hotel revenue is derived from the operations of the Courtyard Kauai Coconut Beach Hotel and consists primarily of guest room, food and beverage, and other ancillary revenues such as laundry and parking. Hotel revenue is recognized as the services are rendered.
Accounts Receivable
Accounts receivable primarily consist of receivables related to our consolidated properties of $2.2 million and $2.4 million as of March 31, 2016 and December 31, 2015, respectively, and included straight-line rental revenue receivables of $0.3 million as of March 31, 2016 and December 31, 2015.
Furniture, Fixtures, and Equipment
Furniture, fixtures, and equipment are recorded at cost and are depreciated according to the Company’s capitalization policy, which uses the straight-line method over their estimated useful lives of five to seven years.  Furniture, fixtures and equipment associated with properties classified as held for sale are not depreciated. Maintenance and repairs are charged to operations as incurred.  Accumulated depreciation associated with our furniture, fixtures, and equipment was $8.7 million and $8.1 million as of March 31, 2016 and December 31, 2015, respectively.
Deferred Financing Fees
Deferred financing fees are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt. Deferred financing fees, net of accumulated amortization, were $1.5 million and $1.7 million as of March 31, 2016 and December 31, 2015, respectively. Accumulated amortization of deferred financing fees were $1.7 million and $2.5 million as of March 31, 2016 and December 31, 2015, respectively. In April 2015, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2015-03”) to ASC Topic 835, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. The adoption of ASU 2015-03, effective January 1, 2016, requires companies to present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of the related debt liability, retrospectively. See Note 4, New Accounting Pronouncements, for further details.
The adoption of the new standard resulted in the following reclassifications of unamortized deferred financing fees as of December 31, 2015:

December 31, 2015	Originally Reported	Reclassification	Adjusted
Deferred financing fees, net	$1,656	$(1,656)	$—
Notes payable	178,692	(1,656)	177,036

As of March 31, 2016, we reported $1.1 million of deferred financing fees as a reduction to the carrying amount of notes payable and $0.4 million of deferred financing fees as a reduction to the carrying amount of obligations associated with real estate held for sale.
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
As a result of the sale of one of our foreign investments during the first quarter of 2015, Alte Jakobstraße (“AJS”), we recorded estimated foreign income tax of approximately $2.2 million during the period ended March 31, 2015. We recorded no income tax during the three months ended March 31, 2016. The foreign income tax was calculated on gains recognized at the exchange rate in effect on the date of sale and calculated using current tax rates.
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
The Euro is the functional currency for the operations of AJS and Holstenplatz, which were both sold in 2015. We sold AJS in February 2015 and Holstenplatz in September 2015. We also maintain a Euro-denominated bank account that is translated into U.S. dollars at the current exchange rate at each reporting period. For the three months ended March 31, 2016 and 2015, the foreign currency translation adjustment was a gain of $0.2 million and a loss of $0.8 million, respectively.
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
Concentration of Credit Risk
At March 31, 2016 and December 31, 2015, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.
Geographic and Asset Type Concentration
Our investments may at times be concentrated in certain asset types that are subject to higher risk of foreclosure, or secured by assets concentrated in a limited number of geographic locations. For the three months ended March 31, 2016, excluding Lakewood Flats, which was classified as real estate held for sale, 48% and 14% of our total revenues were derived from our properties located in Hawaii and Florida, respectively. Additionally, excluding our property classified as held for sale as of March 31, 2016, 48%, 28% and 21% of our total revenues for the three months ended March 31, 2016 were from our hotel, multifamily and student housing investments, respectively. To the extent that our portfolio is concentrated in limited geographic regions or types of assets, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to fund our operations.
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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Earnings per Share
Net loss per share is calculated based on the weighted average number of common shares outstanding during each period.  The weighted average shares outstanding used to calculate both basic and diluted loss per share were the same for each of the three months ended March 31, 2016 and 2015, as there were no potentially dilutive securities outstanding.
Subsequent Events
We have evaluated subsequent events for recognition or disclosure in our condensed consolidated financial statements.

4.                 New Accounting Pronouncements
In May 2014, the FASB issued an update (“ASU 2014-09”) to ASC Topic 606, Revenue from Contracts with Customers.  ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.  ASU 2014-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017. In addition, early adoption will be permitted beginning after December 15, 2016, including interim reporting periods within those annual periods. Either full retrospective adoption or modified retrospective adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.
In August 2014, the FASB issued an update (“ASU 2014-15”) to ASC Topic 205, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management’s assessment of a company’s ability to continue as a going concern and provide related footnote disclosures when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. ASU 2014-15 applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. We do not believe the adoption of this guidance will have a material impact on our disclosures.
In January 2015, the FASB issued (“ASU 2015-01”) to ASC Topic 225, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates the concept of an extraordinary item from U.S. GAAP. An entity is no longer required to (i) segregate an extraordinary item from the results of ordinary operations; (ii) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (iii) disclose income taxes and earnings per share data applicable to an extraordinary item. ASU 2015-01 does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in occurrence. ASU 2015-01 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. The adoption of ASU 2015-01, effective January 1, 2016, did not impact our consolidated financial position, results of operations, or cash flows.
In February 2015, the FASB issued an update (“ASU No. 2015-02”) to ASC Topic 810, Amendments to the Consolidation Analysis. ASU 2015-02 makes several modifications to the consolidation guidance for VIEs and general partners’ investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. The adoption of ASU 2015-02, effective January 1, 2016, did not impact our consolidated financial position, results of operations, or cash flows. See Note 10 for further details.
In April 2015, the FASB issued an update (“ASU 2015-03”) to ASC Topic 835, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. Effective January 1, 2016, the amendments in ASU 2015-03 require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented as a deferred charge. We adopted ASU 2015-03 on January 1, 2016. The recognition and measurement guidance for debt issuance costs is not affected. The new guidance requires retrospective application. As of December 31, 2015, we had $1.7 million of net deferred financing costs that were reclassified from assets to a reduction in the carrying amount of our debt.
In January 2016, the FASB issued an update ("ASU 2016-01") to ASC Topic 825-10, Financial Instruments - Overall, Recognition and Measurement of Financial Assets and Liabilities. ASU 2016-01 will require certain investments in equity securities to be measured at fair value with changes in fair value recognized in net income, and will modify the impairment assessment of certain equity securities. The new guidance is effective January 1, 2018. Certain aspects of the guidance may require a cumulative-effect adjustment and other aspects of the guidance are required to be adopted prospectively. We are currently evaluating the impact of the adoption of ASU 2016-01 on our consolidated financial statements.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In February 2016, the FASB issued an update ("ASU 2016-02") to ASC Topic 842, Leases. ASU 2016-02 supersedes the existing lease accounting model, and modifies both lessee and lessor accounting. The new guidance will require a lessee to reflect most operating lease arrangements on the balance sheet by recording a right-of-use asset and a lease liability that will initially be measured at the present value of lease payments. Among other changes, the new standard also modifies the definition of a lease, and requires expanded lease disclosures. The new standard will be effective January 1, 2019, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.
In April 2016, the FASB issued an update ("ASU 2016-10") to ASC Topic 606, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing. The new guidance will require companies to apply a five-step model in accounting for revenue arising from contracts with customers, as well as enhance disclosures regarding revenue recognition. Lease contracts will be excluded from this revenue recognition criteria; however, the sale of real estate will be required to follow the new model. The new guidance is effective January 1, 2018, with early adoption permitted beginning January 1, 2017, and allows full or modified retrospective application. We are currently evaluating the impact of the adoption of ASU 2016-10 on our consolidated financial statements.

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
We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2016, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of December 31, 2015:

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$2	$—	$2

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Courtyard Kauai Coconut Beach Hotel was our only remaining asset with an interest rate cap as of March 31, 2016 and it had a nominal value.
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
______________________________________

(1)
Due to the local market in Akron, Ohio during the fourth quarter of 2015, we recorded a non-cash impairment charge of $1.4 million on our investment in 22 Exchange, one of our student housing investments.

Quantitative Information about Level 3 Fair Value Measurements

Description	Fair Value at December 31, 2015 (in 000s)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Buildings and improvements, net(1)	$25,000	Discounted cash flow	Discount rate Terminal capitalization rate	7.5% - 8.0% 6.5% - 7.5%
______________________________________

(1)	Due to the local market in Akron, Ohio during the fourth quarter of 2015, we recorded a non-cash impairment charge of $1.4 million on our investment in 22 Exchange, a student housing property.
There were no impairment charges recorded during the three months ended March 31, 2016 and 2015.

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
As of March 31, 2016 and December 31, 2015, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable to noncontrolling interests were at amounts that reasonably approximated their fair value based on their highly-liquid nature and short-term maturities.  As of March 31, 2016, we had notes payable of $143.6 million, net of deferred financing fees of $1.1 million and excluding $33.1 million of net contractual obligations related to real estate held for sale, with a fair value of approximately $145.4 million. As of December 31, 2015, we had notes payable of $177 million, net of deferred financing fees of $1.7 million, with a fair value of approximately $179.3 million. The fair value of the notes payable is categorized as a Level 2 in the fair value hierarchy.  The fair value was estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities.  The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.  Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2016 and December 31, 2015.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7.      Real Estate and Real Estate-Related Investments
As of March 31, 2016, we consolidated eight real estate assets, including Lakewood Flats which is classified as real estate held for sale in our condensed consolidated balance sheet. The following table presents certain information about our consolidated investments as of March 31, 2016:

Property Name	Description	Location	Date Acquired	Ownership Interest
Gardens Medical Pavilion(1)	Medical office building	Palm Beach Gardens, Florida	October 20, 2010	80.9%
Courtyard Kauai Coconut Beach Hotel	Hotel	Kauai, Hawaii	October 20, 2010	80%
River Club and the Townhomes at River Club	Student housing	Athens, Georgia	April 25, 2011	85%
Lakes of Margate	Multifamily	Margate, Florida	October 19, 2011	92.5%
Arbors Harbor Town	Multifamily	Memphis, Tennessee	December 20, 2011	94%
22 Exchange	Student housing	Akron, Ohio	April 16, 2013	90%
Parkside Apartments (“Parkside”)	Multifamily	Sugar Land, Texas	August 8, 2013	90%
Lakewood Flats(2)	Multifamily	Dallas, Texas	October 10, 2014	100%
_________________________________________

(1)
We acquired a portfolio of eight medical office buildings, known as the Original Florida MOB Portfolio on October 8, 2010.  We acquired a medical office building known as Gardens Medical Pavilion on October 20, 2010.  Collectively, the Original Florida MOB Portfolio and Gardens Medical Pavilion were referred to as the Florida MOB Portfolio.  The Florida MOB Portfolio consisted of nine medical office buildings.  On September 20, 2013, we sold the Original Florida MOB Portfolio. As of March 31, 2016, we own approximately 80.9% of the remaining building, Gardens Medical Pavilion.

(2)	We received an unsolicited offer from an unaffiliated third party for our Lakewood Flats investment. On April 7, 2016, we entered into a PSA for the investment with the unaffiliated third party.
Sales of Real Estate Reported in Continuing Operations
The following table presents our sale of real estate for the three months ended March 31, 2015 (in millions):

Date of Sale	Property	Ownership Interest	Sales Contract Price	Net Cash Proceeds(1)	Gain on Sale of Real Estate
January 8, 2015	Babcock Self Storage	85%	$5.4	$5.2	$2.0
February 21, 2015	Alte Jakobstraße	99.7%	$14.1	$13.0	$3.3
______________________________________

(1)	A portion of the net cash proceeds was used to pay off the property-associated debt of $2.1 million and $6.5 million for Babcock Self Storage (“Babcock”) and AJS, respectively.
The Company does not view the 2015 disposals of Babcock and AJS as a strategic shift. Therefore, the results of operations for Babcock and AJS are presented in continuing operations in the condensed consolidated statements of operations for the three months ended March 31, 2015. Net income attributable to the Company for the three months ended March 31, 2015 related to Babcock and AJS was $2.4 million and includes the gains on sale of Babcock and AJS for a total of $5.3 million.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8.      Real Estate Held for Sale
As of March 31, 2016, Lakewood Flats was classified as real estate held for sale on our condensed consolidated balance sheet. In 2014, we acquired Lakewood Flats, a 435-unit multifamily community located in Dallas, Texas, for a purchase price of $60.5 million. We received an unsolicited offer from an unaffiliated third party. On April 7, 2016, we entered into an agreement to sell Lakewood Flats to the unaffiliated third party for a contract sales price of $68.8 million. The Company does not view the impending sale of Lakewood Flats as a strategic shift. Therefore, the results of operations for Lakewood Flats are presented in continuing operations for the three months ended March 31, 2016 and 2015. At the time of this filing, closing of the sale is subject to the buyers satisfactory completion of due diligence.
We did not have any real estate assets classified as held for sale as of December 31, 2015.
The major classes of assets and liabilities associated with our real estate held for sale as of March 31, 2016 were as follows:

Description	Amount
Land and improvements, net	$8,050
Building and improvements, net	46,970
Furniture, fixtures and equipment, net	772
Assets associated with real estate held for sale	$55,792

Notes payable	$33,500
Deferred financing fees(1)	(403)
Notes payable, net	33,097
Other	164
Obligations associated with real estate held for sale	$33,261
______________________________________
(1) Effective January 1, 2016, we adopted ASU 2015-03, which requires companies to present the debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of the related debt liability. See Note 4, New Accounting Pronouncements, for further details.

9.                   Investment in Unconsolidated Joint Venture
We (the “Lender”) provided mezzanine financing totaling $15.3 million to an unaffiliated third-party entity (the “Borrower”) that owns an apartment complex under development in Denver, Colorado (“Prospect Park”).  The Borrower also has a senior construction loan with a third-party construction lender (the “Senior Lender”) in an aggregate principal amount up to $40 million.  The senior construction loan is guaranteed by the owners of the developer.  We also have a personal guaranty from the owners of the developer guaranteeing completion of the project and payment of cost overruns. Our mezzanine loan is secured by all of the membership interests of the Borrower and is subordinate to the senior construction loan. Our advances of $15.3 million have annual stated interest rates ranging from 10% to 18%. We evaluated this ADC Arrangement and determined that the characteristics are similar to a jointly-owned investment or partnership. Accordingly, the investment was accounted for as an unconsolidated joint venture under the equity method of accounting instead of loan accounting since we will participate in the residual interests through the sale or refinancing of the property.
Both the senior loan and our mezzanine loan were in technical default at December 31, 2015 due to a delay in completion of the project. The Senior Lender executed a loan amendment waiving the event of default and extending the completion date of the project to May 31, 2016. The other terms in the loan agreement remained the same. We, in turn, amended the mezzanine loan agreement to mirror the terms of the senior loan. As of March 31, 2016, the outstanding principal balance under our mezzanine loan was $15.3 million. The borrower has been funding any cost overruns.
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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In connection with this investment, we capitalized interest totaling $0.1 million during the three months ended March 31, 2016 and 2015, respectively.  For the three months ended March 31, 2016 and 2015, we recorded no equity in earnings (losses) of unconsolidated joint venture related to our investment in Prospect Park.
The following table sets forth our ownership interest in Prospect Park:

	Ownership Interest		Carrying Amount
Property Name	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Prospect Park	N/A	N/A	$14,614	$14,482

10. Variable Interest Entities
As discussed in Note 4, effective January 1, 2016, we have adopted the guidance in ASU 2015-02. As a result, the Operating Partnership (see Note 1) and each of our less than wholly-owned real estate partnerships (22 Exchange, LLC, Gardens Medical Pavilion, LLC, SL Parkside Apartments, LLC and the ADC Arrangement associated with Prospect Park) have been deemed to have the characteristics of a VIE. However, we were not required to consolidate any previously unconsolidated entities or deconsolidate any previously consolidated entities as a result of the change in classification. Accordingly, there has been no change to the amounts reported in our condensed consolidated balance sheets and statements of cash flows or amounts recognized in our condensed consolidated statements of operations.
Consolidated VIEs
The Company consolidates the Operating Partnership, 22 Exchange, LLC, Gardens Medical Pavilion, LLC through BH-AW-Florida MOB Venture, LLC, and SL Parkside Apartments, LLC, which are variable interest entities, or VIEs, for which we are the primary beneficiary. Generally, a VIE, is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A limited partnership, or legal entities such as an LLC, are considered a VIE when the majority of the limited partners unrelated to the general partner possess neither the right to remove the general partner without cause, nor certain rights to participate in the decisions that most significantly affect the financial results of the partnership. In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; and the similarity with and significance to our business activities and the business activities of the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.
Unconsolidated VIEs
Included in the Company’s joint venture investments at March 31, 2016, is the ADC Arrangement associated with Prospect Park, accounted for as an unconsolidated joint venture, which is a VIE. Refer to Note 9 for further details on the ADC Arrangement. This arrangement was established to provide mezzanine financing to an unaffiliated third party that owns Prospect Park, an apartment complex under development in Denver, Colorado. Based on our reevaluation under ASU 2015-02, we determined that we are not the primary beneficiary of this VIE based on the rights of the general partner. The arrangement does not allow for substantive kick-out rights over the general partner and we do not have the power to direct the activities of Prospect Park that most significantly affect the entity’s economic performance. Accordingly, we have determined it is appropriate, consistent with past accounting, that the Prospect Park ADC Arrangement will continue to be accounted for under the equity method.
As of March 31, 2016 and December 31, 2015, total assets of the property under development were approximately $69.3 million and $63.9 million, respectively. Total assets as of March 31, 2016 and December 31, 2015 were made up of construction in progress of $59.0 million and $53.5 million, respectively, land of $9.8 million, and other assets of $0.4 million and $0.5 million, respectively. The outstanding balance on the senior construction loan as of March 31, 2016 and December 31, 2015 was $31.5 million and $26.9 million, respectively. At March 31, 2016 and December 31, 2015, the outstanding principal balance of our mezzanine loan was $15.3 million.
The Company’s maximum exposure to losses associated with its unconsolidated joint venture is limited to its carrying value in this investment. As of March 31, 2016 and December 31, 2015, the Company’s carrying value and maximum exposure to loss in this investment was $14.6 million and $14.5 million, respectively.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11.                     Notes Payable
The following table sets forth information on our notes payable as of March 31, 2016 and December 31, 2015:

	Notes Payable as of
Description	March 31, 2016	December 31, 2015	Interest Rate		Maturity Date
Courtyard Kauai Coconut Beach Hotel	$38,000	$38,000	30-day LIBOR + .95%	(1)	5/9/2017
Florida MOB Portfolio - Gardens Medical Pavilion	13,200	13,298	4.9%		1/1/2018
River Club and the Townhomes at River Club	24,203	24,299	5.26%		5/1/2018
Lakes of Margate	14,433	14,496	5.49% and 5.92%		1/1/2020
Arbors Harbor Town	25,011	25,130	3.985%		1/1/2019
22 Exchange	19,500	19,500	3.93%		5/5/2023
Parkside(2)	10,378	10,469	5%		6/1/2018
Lakewood Flats(3)	—	33,500	30-day LIBOR + 1.5%	(1)	11/5/2019
Total debt	144,725	178,692
Deferred financing fees(4)	(1,116)	(1,656)
Notes payable, net of deferred financing fees	143,609	177,036
Notes Payable included with obligations related to real estate held for sale:
Lakewood Flats debt(3)	33,500	—	30-day LIBOR + 1.5%	(1)	11/5/2019
Deferred financing fees(4)	(403)	—
Notes Payable included with obligations related to real estate held for sale, net of deferred financing fees:	33,097	—
Total notes payable obligations	$176,706	$177,036
_________________________________

(1)	30-day London Interbank Offer Rate (“LIBOR”) was 0.44% at March 31, 2016.

(2)	Includes approximately $0.4 million of unamortized premium related to debt we assumed at acquisition.

(3)	As of March 31, 2016, Lakewood Flats was classified as real estate held for sale on our condensed consolidated balance sheet.
(4) Effective January 1, 2016, we adopted ASU 2015-03, which requires companies to present the debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of the related debt liability. See Note 4, New Accounting Pronouncements, for further details.
At March 31, 2016, our notes payable balance was $143.6 million, net of deferred financing fees of $1.1 million and excluding $33.1 million of net contractual obligations related to real estate held for sale. We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the Courtyard Kauai Coconut Beach Hotel, 22 Exchange, and Parkside notes payable. Interest capitalized in connection with our equity method investment in Prospect Park for the three months ended March 31, 2016 and 2015 was $0.1 million.
We are subject to customary affirmative, negative, and financial covenants and representations, warranties, and borrowing conditions, all as set forth in our loan agreements, including, among other things, maintaining minimum debt service coverage ratios, loan to value ratios and liquidity. As of March 31, 2016, we believe we were in compliance with the covenants under our loan agreements.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes our contractual obligations for principal payments as of March 31, 2016:

Year	Amount Due(1)
April 1, 2016 - December 31, 2016	$1,491
2017	40,135
2018	46,841
2019	24,309
2020	13,772
Thereafter	17,813
Total contractual obligations for principal payments	144,361
Unamortized premium	364
Total notes payable	144,725
Less: Deferred financing fees, net	(1,116)
Notes payable, net	$143,609

____________________________________________

(1)
Our debt secured by Lakewood Flats, with a balance at March 31, 2016 of $33.5 million and deferred financing fees of $0.4 million is not included in the table as the investment was classified as held for sale at March 31, 2016. We received an unsolicited offer for Lakewood Flats from an unaffiliated third party. We entered into an agreement with the unaffiliated third party on April 7, 2016 to sell Lakewood Flats for a contract sales price of $68.8 million.

12.               Leasing Activity
Future minimum base rental payments of our remaining office property due to us under non-cancelable leases in effect as of March 31, 2016 are as follows:

Year	Amount Due
April 1, 2016 - December 31, 2016	$920
2017	1,224
2018	917
2019	836
2020	841
Thereafter	2,685
Total	$7,423

The schedule above does not include rental payments due to us from our multifamily, hotel, and student housing properties, as leases associated with these properties typically are for periods of one year or less. We have one remaining office property at March 31, 2016, Gardens Medical Pavilion, located in Palm Beach Gardens, Florida.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13.               Derivative Instruments and Hedging Activities
We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations.  The hedging strategy of entering into interest rate caps and swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.  As of March 31, 2016, we had one remaining interest rate cap which was not designated as a hedging instrument. At March 31, 2016 and December 31, 2015, the fair value of our derivative instrument had a nominal value and was reported in prepaid expenses and other assets.
The following table summarizes the notional value of our derivative financial instrument.  The notional value provides an indication of the extent of our involvement in this instrument, but does not represent exposure to credit, interest rate, or market risks:

Type / Description	Notional Value	Interest Rate / Strike Rate	Index	Maturity Date
Not designated as hedging instrument
Interest rate cap - Courtyard Kauai Coconut Beach Hotel	$38,000	3.00%	30-day LIBOR	May 15, 2017
The table below presents the fair value of our derivative financial instrument, as well as its classification on the consolidated balance sheets as of March 31, 2016 and December 31, 2015:

Derivative not designated as hedging instrument:		Asset Derivative
	Balance Sheet Location	March 31, 2016(1)	December 31, 2015

Interest rate derivative contract	Prepaid expenses and other assets	$—	$2
______________________________________

(1)	The interest rate cap for Courtyard Kauai Coconut Beach Hotel had a nominal value at March 31, 2016.
The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015:

Derivatives Not Designated as Hedging Instruments
Amount of Loss
Three months ended March 31,
2016(1)	2015
$1	$15
______________________________________

(1)	Courtyard Kauai Coconut Beach Hotel interest rate cap had a nominal value and was our only remaining asset with an interest rate cap during the three months ended March 31, 2016.

14.              Distributions
Distributions are authorized at the discretion of our board of directors based on its analysis of our performance over the previous periods and expectations of performance for future periods. These analyses may include actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, general financial and market conditions, proceeds from asset sales and other factors that our board deems relevant. The board’s decision will be substantially influenced by its obligation to ensure that we maintain our federal tax status as a REIT. We cannot provide assurance that we will pay distributions at any particular level, or at all. We expect that any future distributions authorized by our board of directors will be periodic, special distributions as opposed to regular monthly or quarterly distributions
On November 20, 2015, our board of directors authorized a special cash distribution of $1.50 per share of common stock, payable to stockholders of record as of December 31, 2015. The Company paid this special cash distribution of $38.4 million on January 5, 2016. On March 18, 2015, our board of directors authorized a special cash distribution of $1.00 per share of common stock, payable to stockholders of record as of March 30, 2015. This special cash distribution of $25.7 million was paid on March 31, 2015. These special cash distributions represented a portion of proceeds from asset sales.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

We have paid and may in the future pay some or all of our distributions from sources other than operating cash flow. We have utilized cash from refinancing and dispositions, the components of which may represent a return of capital and/or the gains on sale. In addition, from time to time, our Advisor may agree to waive or defer all or a portion of the asset management or other fees or incentives due to it, pay general administrative expenses or otherwise supplement investor returns which may increase the amount of cash that we have available to pay distributions to our stockholders.

15.              Related Party Transactions
Advisor
The Advisor and certain of its affiliates may receive fees and compensation in connection with the management and sale of our assets based on the advisory management agreement, as amended and restated.
Fourth Amended and Restated Advisory Management Agreement
On June 6, 2014, we entered into the Fourth Amended and Restated Advisory Management Agreement with our Advisor to, among other things, revise the acquisition and advisory fees, asset management fee, and the debt financing fee that may be paid to the Advisor and to fix certain expense reimbursement provisions. The Fourth Advisory Agreement was effective as of January 1, 2014. Effective as of June 6, 2015, we entered into the First Amendment to the Fourth Amended and Restated Advisory Management Agreement (“Amended Advisory Agreement”) to (i) reduce the administrative services fee to be paid to the Advisor for calendar year 2015 from $1.8 million to $1.5 million and (ii) reimburse the Advisor for certain due diligence services provided in connection with asset dispositions or debt financings separately from the administrative services fee. In addition, we renewed the term of the Fourth Advisory Agreement for one year. As amended, the Fourth Advisory Agreement will expire on June 6, 2016.  In all other material respects, the terms of the Fourth Advisory Agreement remain unchanged. The following discussion reflects the terms of the Fourth Advisory Agreement, as amended, and the fees and expenses paid or reimbursed to the Advisor thereunder since January 1, 2014.
The Advisor or its affiliates receive acquisition and advisory fees of 1.5% of the amount paid in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets. In addition, the Advisor and its affiliates will receive acquisition and advisory fees of 1.5% of the funds advanced in respect of a loan investment. We incurred no acquisition and advisory fees payable to the Advisor for the three months ended March 31, 2016 and 2015. During the three months ended March 31, 2016 and 2015, we had no acquisitions.
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
The Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent that they are dedicated to managing our day-to-day affairs and for providing services related to the sale of our assets, such as wages and benefits of the investment personnel. The Advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the Advisor or its affiliates incur that are due to third parties or related to the additional services provided by the Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. For the three months ended March 31, 2016 and 2015, we incurred no acquisition expense reimbursements.
We pay the Advisor or its affiliates a debt financing fee of 0.5% of the amount available under any loan or line of credit made available to us and will pay directly all third-party costs associated with obtaining the debt financing. We incurred no debt financing fees for the three months ended March 31, 2016 and 2015.
We pay the Advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable to us.  We incurred no such fees for the three months ended March 31, 2016 and 2015.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

We pay the Advisor or its affiliates a monthly asset management fee of one-twelfth of 0.7% of the value of each asset. The value of our assets will be the value as determined in connection with the establishment and publication of an estimated value per share unless the asset was acquired after our publication of an estimated value per share (in which case the value of the asset will be the contract purchase price of the asset). For the three months ended March 31, 2016 and 2015, we expensed $0.6 million and $0.7 million, respectively, of asset management fees payable to the Advisor. The total for the three months ended March 31, 2015 includes asset management fees related to our disposed properties.
Instead of reimbursing the Advisor for specific expenses paid or incurred in connection with providing services to us, we pay the Advisor an administrative services fee based on a budget of expenses prepared by the Advisor. The administrative services fee is intended to reimburse for all costs associated with providing services to us. On June 6, 2015, we amended the agreement to reduce the administrative services fee to $1.5 million for calendar year 2015. The administrative services fee is payable in four equal quarterly installments within 45 days of the end of each calendar quarter. For the three months ended March 31, 2016 and 2015, we incurred and expensed such costs for administrative services of approximately $0.3 million. In addition, effective January 1, 2015, the amended Advisory Agreement includes a provision to reimburse the Advisor for certain due diligence services provided in connection with asset dispositions or debt financings separately from the administrative services fee. We incurred less than $0.1 million for such costs during the three months ended March 31, 2016.
Notwithstanding the fees and cost reimbursements payable to our Advisor pursuant to the Amended Advisory Agreement, under our charter we may not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2016, our total operating expenses (including the asset management fee) were not excessive.
Property Manager
We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity II Management Services, LLC (“BHO II Management”), or its affiliates, fees for the management, leasing, and construction supervision of our properties which is 4.0% of gross revenues of the properties managed by BHO II Management or its affiliates. We pay BHO II Management or its affiliates an oversight fee equal to 0.5% of the gross revenues of the property managed for any property for which we contract directly with a third-party property manager.  In no event will BHO II Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay BHO II Management directly for its services, we will pay BHO II Management a management fee or oversight fee, as applicable, based only on our economic interest in the property.  We incurred and expensed property management fees or oversight fees to BHO II Management of approximately $0.1 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.
We pay the Advisor or its affiliates a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We incurred no construction management fees for the three months ended March 31, 2016 and 2015.
We are dependent on the Advisor and BHO II Management for certain services that are essential to us, including asset disposition decisions, property management and leasing services, and other general administrative responsibilities.  In the event that these companies were unable to provide us with their respective services, we would be required to obtain such services from other sources.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

16.              Supplemental Cash Flow Information
Supplemental cash flow information is summarized below:

	Three months ended March 31,
Description	2016	2015
Interest paid, net of amounts capitalized	$1,422	$1,630
Non-cash investing activities and financing activities:
Proceeds held in escrow through sale of real estate interests	—	912
Capital expenditures for real estate in accounts payable	5	—
Capital expenditures for real estate in accrued liabilities	130	86
Accrued distributions to noncontrolling interest	19	19

17.         Subsequent Events
Lakewood Flats
We received an unsolicited offer from an unaffiliated third party to purchase Lakewood Flats. We entered into an agreement with the unaffiliated third party on April 7, 2016 to sell Lakewood Flats for a contract sales price of $68.8 million. As of March 31, 2016, Lakewood Flats was classified as real estate held for sale on our condensed consolidated balance sheet. At the time of this filing, closing of the sale is subject to the buyers satisfactory completion of due diligence.
Share Redemption Program
On May 11, 2016, our board of directors approved redemptions for the second quarter of 2016 totaling 41,216 shares with an aggregate redemption payment of approximately $0.2 million. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for a full description of the price at which we redeem shares under our share redemption program.

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
These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described herein and under “Item 1A, Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2016 and the factors described below:

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

Liquidity and Capital Resources
We had unrestricted cash and cash equivalents of $38 million at March 31, 2016. Our principal demands for funds going forward will be for the payment of (a) operating expenses, (b) interest and principal on our outstanding indebtedness, and (c) special distributions. Generally, we expect to meet cash needs for the payment of operating expenses and interest on our outstanding indebtedness from our cash flow from operations and to fund special distributions (if any) from our proceeds from asset sales. To the extent that our cash flow from operations is not sufficient to cover our operating expenses, interest on our outstanding indebtedness, redemptions or special distributions, we expect to use borrowings and asset sales to fund such needs.
We are not actively seeking to purchase additional properties, but may invest capital in our current assets in order to position them for sale in the normal course of business. We intend to hold our various real properties until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. We are in the process of disposing of assets. We sold four properties in 2015. We received an unsolicited offer from an unaffiliated third party to purchase Lakewood Flats, our 435-unit multifamily community located in Dallas, Texas. On April 7, 2016, we entered into an agreement with the unaffiliated third party to sell Lakewood Flats for a contract sales price of $68.8 million. As of March 31, 2016, Lakewood Flats was classified as real estate held for sale on our condensed consolidated balance sheet.
On January 5, 2016, we paid a special cash distribution of $38.4 million, or $1.50 per share of common stock. On March 31, 2015, we paid a special cash distribution of $25.7 million, or $1.00 per share of common stock. Both distributions were funded from proceeds of asset sales.
We continually evaluate our liquidity and ability to fund future operations and debt obligations. The next debt maturity for the Company is May 2017. In addition to our debt obligations, we consider other factors in evaluating our liquidity. For example, to the extent our portfolio is concentrated in certain geographic regions and types of assets, downturns relating generally to such regions and assets may result in tenants defaulting on their lease obligations at a number of our properties within a short time period.  Such defaults could negatively affect our liquidity and adversely affect our ability to fund our ongoing operations. For the three months ended March 31, 2016, excluding Lakewood Flats classified as assets held for sale, 48% and 14% of our total revenues were derived from our properties located in Hawaii and Florida, respectively. Additionally, excluding Lakewood Flats, 48% of our total revenues were from our hotel property and 28% were from our multifamily properties.
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
Debt Financings
From time to time, we have obtained mortgage, bridge, or mezzanine loans for acquisitions and investments, as well as property development. In the future, we may obtain financing for property development or refinance our existing real estate assets, depending on multiple factors.
At March 31, 2016, our notes payable balance was $143.6 million, net of deferred financing fees of $1.1 million and excluding $33.1 million of contractual obligations on real estate held for sale which was net of deferred financing fees of $0.4 million and had a weighted average interest rate of 3.8%. As of December 31, 2015, the Company had notes payable of $177 million, net of deferred financing fees of $1.7 million, with a weighted average interest rate of 3.5%. We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the Courtyard Kauai Coconut Beach Hotel, 22 Exchange, and Parkside notes payable.
Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios, loan to value ratios, and liquidity.  As of March 31, 2016, we believe we were in compliance with the debt covenants under our loan agreements.
One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of March 31, 2016. Interest payments on variable rate debt are based on rates in effect as of March 31, 2016. The table does not represent any extension options (in thousands):

	Payments Due by Period(1)(2)(3)
	April 1, 2016 -December 31, 2016	2017	2018	2019	2020	Thereafter	Total
Principal payments - fixed rate debt	$1,491	$2,135	$46,841	$24,309	$13,772	$17,813	$106,361
Principal payments - variable rate debt	—	38,000	—	—	—	—	38,000
Interest payments - fixed rate debt	3,789	4,940	3,308	1,580	784	1,665	16,066
Interest payments - variable rate debt	403	190	—	—	—	—	593
Total(4)	$5,683	$45,265	$50,149	$25,889	$14,556	$19,478	$161,020
_________________________________

(1)	Does not include approximately $0.4 million of unamortized premium related to debt we assumed on our acquisition of Parkside.

(2)
Our debt secured by Lakewood Flats with a balance of $33.5 million at March 31, 2016 was not included in the table as the investment was classified as held for sale. We received an unsolicited offer from an unaffiliated third party to purchase Lakewood Flats. We entered into an agreement with the unaffiliated third party on April 7, 2016 to sell Lakewood Flats for a contract sales price of $68.8 million.

(3)
Effective January 1, 2016, we adopted ASU 2015-03, which requires companies to present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of the related debt liability. See Note 4, New Accounting Pronouncements, for further details.

(4)	Does not include assumptions for any available extension options.

Results of Operations
As of March 31, 2016, we had nine real estate investments including Lakewood Flats (which was classified as held for sale in our condensed consolidated balance sheet) eight of which were consolidated, (one wholly owned and seven properties consolidated through investments in joint ventures).
As of March 31, 2015, we had 11 real estate investments, ten of which were consolidated (two wholly owned and eight properties consolidated through investments in joint ventures). We sold four properties during 2015: Babcock and AJS in the first quarter and Holstenplatz and Wimberly at Deerwood in the third quarter.
Three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
The following table provides summary information about our results of operations for the three months ended March 31, 2016 and 2015 ($ in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change due to Dispositions(1)	$ Change due to Same Store(2)	$ Change due to Held for Sale(3)
	2016	2015
Rental revenue	$7,319	$8,486	$(1,167)	(13.8)%	$(1,482)	$301	$14
Hotel revenue	5,131	4,828	303	6.3%	—	303	—
Property operating expenses	2,283	2,897	(614)	(21.2)%	(467)	(118)	(29)
Hotel operating expenses	3,448	3,158	290	9.2%	—	290	—
Interest expense, net	1,524	1,821	(297)	(16.3)%	(305)	(14)	22
Real estate taxes	1,465	1,584	(119)	(7.5)%	(171)	30	22
Property management fees	414	446	(32)	(7.2)%	(55)	24	(1)
Asset management fees(4)	614	725	(111)	(15.3)%	(123)	7	5
General and Administrative	802	921	(119)	(12.9)%	n/a	n/a	n/a
Depreciation and amortization	3,165	4,453	(1,288)	(28.9)%	(630)	130	(788)
Gain on sale of real estate	—	5,320	(5,320)	(100.0)%	(5,320)	—	—
Income tax expense	—	(2,183)	2,183	n/a	n/a	n/a	n/a
______________________

(1)
Represents the dollar amount increase (decrease) for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 related to the 2015 dispositions of AJS, Babcock, Holstenplatz and Wimberly at Deerwood.

(2)
Represents the dollar amount increase (decrease) for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 with respect to real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store for the periods ended March 31, 2016 and 2015 include Gardens Medical Pavilion, River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town, Courtyard Kauai Coconut Beach Hotel, 22 Exchange, and Parkside.

(3)
Represents the dollar amount increase (decrease) for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 related to Lakewood Flats, which was classified as real estate held for sale as of March 31, 2016.

(4)
Asset management fees payable to the Advisor are an obligation of the Company, and as such, asset management fees associated with all investments owned during the period are classified in continuing operations. Therefore, the amounts above include asset management fees associated with any property owned during a particular period, including those related to our disposed properties.

The following table reflects rental revenue and property operating expenses for the three months ended March 31, 2016 and 2015 for: (i) our Same Store operating portfolio; (ii) our 2015 dispositions of Babcock, AJS, Holstenplatz and Wimberly at Deerwood; and (iii) Lakewood Flats (in thousands):

	Three Months Ended March 31,
Description	2016	2015	Change
Rental revenue
Same Store	$5,670	$5,369	$301
Dispositions	65	1,547	(1,482)
Real Estate Held for Sale	1,584	1,570	14
Total rental revenue	$7,319	$8,486	$(1,167)

Property operating expenses
Same Store	$1,898	$2,016	$(118)
Dispositions	52	519	(467)
Real Estate Held for Sale	333	362	(29)
Total property operating expenses	$2,283	$2,897	$(614)

The tables below reflect occupancy and effective monthly rental rates for our Same Store operating properties and occupancy and average daily rate (“ADR”) for Courtyard Kauai Coconut Beach Hotel:

	Occupancy (%)		Effective Monthly Rent per Square Foot/Unit/Bed ($)(2)
	As of March 31,		As of March 31,
Property(1)	2016	2015	2016	2015
Gardens Medical Pavilion	62%	60%	$2.14	$2.08	per sq ft
River Club and the Townhomes at River Club	98%	98%	380.96	360.47	per bed
Lakes of Margate	94%	92%	1,227.37	1,158.20	per unit
Arbors Harbor Town	93%	89%	1,139.11	1,160.75	per unit
22 Exchange	94%	83%	586.38	582.93	per bed
Parkside	80%	80%	1,149.31	1,067.39	per unit
______________________________

(1)
Occupancy and effective monthly rental rates for Lakewood Flats, our held for sale property, was as follows: 95% and 94% and $1,183.16 per unit and $1,189.74 per unit at March 31, 2016 and 2015, respectively.

(2)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

	Occupancy (%)(1)		ADR ($)
	Three Months Ended March 31,		Three Months Ended March 31,
Property	2016	2015	2016	2015
Courtyard Kauai Coconut Beach Hotel	90%	90%	$150.34	$145.18
_______________________________________

(1)
Represents average occupancy for the three months ended March 31. The Courtyard Kauai Coconut Beach Hotel has 311 rooms and approximately 6,200 square feet of meeting space. Occupancy is for the entire three-month period and is based on standard industry metrics, including rooms available for rent.

Continuing Operations
Our results of operations for the respective periods presented reflect decreases in most categories. During the three months ended March 31, 2016, we had decreases in rental revenue and property operating expenses of $1.5 million and $0.5 million, respectively, from the impact of the four dispositions in 2015. Management expects decreases in most categories in the future as we dispose of additional real estate and real estate-related assets. We are not actively seeking to purchase additional assets at this time, but may invest capital in our current assets in order to position them for sale in the normal course of business.
Revenues.  Revenues for the three months ended March 31, 2016, including Courtyard Kauai Coconut Beach Hotel, were $12.5 million, a decrease of approximately $0.9 million from the three months ended March 31, 2015.  Same Store rental revenue (including our hotel revenue) for the three months ended March 31, 2016 and 2015 was $10.8 million and $10.2 million, respectively. Rental revenue from Babcock, AJS, Holstenplatz and Wimberly at Deerwood, disposed of in 2015, was $1.5 million for the three months ended March 31, 2015. Rental revenue from Lakewood Flats was $1.6 million for the three months ended March 31, 2016 and 2015.
The change in revenue is primarily due to:

•
a decrease in rental revenue of $1.5 million for the first quarter of 2016 as a result of our 2015 dispositions. This decrease was partially offset by an increase of approximately $0.3 million related to our Same Store operations; and

•
an increase in hotel revenue of $0.3 million, or 6.3%, at the Courtyard Kauai Coconut Beach Hotel due to a 4% increase in ADR resulting in a 3% increase in total revenue per available room (“RevPar”) period-over-period. The improvements in ADR and RevPar are primarily the result of improved operating performance. Occupancy remained constant at 90% in the first quarters of 2016 and 2015. In addition, food and beverage revenue increased $0.1 million during the three months ended March 31, 2016.

Property Operating Expenses.    Property operating expenses for the three months ended March 31, 2016 and 2015 were approximately $2.3 million and $2.9 million, respectively. The decrease of approximately $0.6 million was primarily due to a decrease of $0.5 million related to our dispositions in 2015 and a decrease of $0.1 million related to our Same Store operations.
Hotel Operating Expenses.  Hotel operating expenses for the three months ended March 31, 2016 and 2015 were $3.4 million and $3.2 million, respectively. The increase in hotel operating expenses was primarily due to an increase of $0.2 million in food and beverage costs incurred during 2016 at the Courtyard Kauai Coconut Beach Hotel .
Interest Expense, net.   Interest expense for the three months ended March 31, 2016 and 2015 was $1.5 million and $1.8 million, respectively.  The approximate $0.3 million decrease was primarily due to a decrease of $0.3 million related to our dispositions in 2015. For the three months ended March 31, 2016 and 2015, we capitalized interest of $0.1 million in connection with our equity method investment in Prospect Park, which is currently under development.
Real Estate Taxes.  Real estate taxes were $1.5 million and $1.6 million for the three months ended March 31, 2016 and 2015, respectively. Our four dispositions in 2015 accounted for a decrease of $0.2 million. This decrease was partially offset by increases of less than $0.1 million in our Same Store operations and Lakewood Flats.
Property Management Fees.   Property management fees, which are based on revenues, were $0.4 million for the three months ended March 31, 2016 and 2015, and were composed of property management fees paid to unaffiliated third parties and our Property Manager or its affiliates.
Asset Management Fees.   Asset management fees for the three months ended March 31, 2016 and 2015 were $0.6 million and $0.7 million, respectively, and were composed of asset management fees paid to our Advisor and third parties with respect to our investments. Asset management fees for the three months ended March 31, 2015 includes fees of $0.1 million related to our disposed properties.
General and Administrative Expenses.   General and administrative expenses for the three months ended March 31, 2016 and 2015 were $0.8 million and $0.9 million, respectively, and were composed of audit fees, legal fees, board of directors’ fees, and other administrative expenses.
Depreciation and Amortization.   Depreciation and amortization for the three months ended March 31, 2016 and 2015 was approximately $3.2 million and $4.5 million, respectively.  The decrease of $1.3 million during the first quarter of 2016 was primarily due to a $0.6 million decrease related to our 2015 dispositions and a decrease of $0.8 million related to our held for sale property. These decreases were partially offset by a period-over-period increase of $0.1 million related to our Same Store operations.

Gain on Sale of Real Estate. During the three months ended March 31, 2015, we recorded gains on sale of approximately $2 million for Babcock, which was sold on January 8, 2015, and $3.3 million for AJS, which was sold on February 21, 2015. As discussed in Note 7, Real Estate and Real Estate-Related Investments, the Company did not view the disposals of Babcock and AJS as a strategic shift and the results of operations are presented in continuing operations. We did not sell any real estate during the three months ended March 31, 2016.
Income Tax Expense. We recorded a provision for income tax of approximately $2.2 million for the first quarter of 2015 as a result of foreign income tax related to the sale of AJS. The foreign income tax was calculated on gains recognized at the exchange rate in effect on the sale date of February 21, 2015 and calculated using current tax rates. We had no income tax expense in the first quarter of 2016.

Cash Flow Analysis
Three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
During the three months ended March 31, 2016, net cash provided by operating activities was $0.7 million compared to $2.5 million for the three months ended March 31, 2015. The primary reason for the decrease in cash flow from operating activities was the changes in working capital.
During the three months ended March 31, 2016, net cash used in investing activities was less than $0.1 million compared to $17.9 million net cash provided by investing activities for the three months ended March 31, 2015. In the first quarter of 2015, we received aggregate sales proceeds of $18.2 million from the sales of Babcock and AJS. We had no dispositions in the first quarter of 2016.
During the three months ended March 31, 2016, net cash used in financing activities was $39.7 million compared to net cash used of $36.3 million for the same period of 2015. We paid special cash distributions to our stockholders totaling $38.4 million and $25.7 million during the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2015, we also paid off the existing indebtedness totaling approximately $8.7 million associated with the Babcock and AJS investments with proceeds from the sales.

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
Our calculation of FFO for the three months ended March 31, 2016 and 2015 is presented below ($ in thousands except per share amounts):

	Three Months Ended March 31,
	2016		2015
	Amount	Per Share	Amount	Per Share
Net loss attributable to the Company	$(1,073)	$(0.04)	$(173)	$(0.01)
Adjustments for:
Real estate depreciation and amortization(1)	2,854	0.11	4,029	0.16
Gain on sale of real estate(2)	—	—	(4,700)	(0.18)
Income tax expense associated with real estate sale(3)	—	—	2,135	0.08
NAREIT Defined Funds from Operations (FFO) attributable to common stockholders	$1,781	$0.07	$1,291	$0.05

GAAP weighted average shares:
Basic and diluted		25,553		25,776
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

•
Straight-line rental revenue was income of less than $0.1 million recognized in rental revenues for the three months ended March 31, 2016 and 2015. The noncontrolling interest portion of straight-line rental revenue for the three months ended March 31, 2016 and 2015 was income of less than $0.1 million.

•
Net above-market lease amortization of less than $0.1 million was recognized as a charge to rental revenue for the three months ended March 31, 2016. Net below-market lease amortization of less than $0.1 million was recognized as an increase to rental revenue for the three months ended March 31, 2015. The noncontrolling interest portion of the net above-market and net below-market lease amortization for the three months ended March 31, 2016 and 2015 was less than $0.1 million.

•	Amortization of deferred financing costs of $0.1 million and $0.2 million was recognized as interest expense for our notes payable for the three months ended March 31, 2016 and 2015, respectively.
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
On November 20, 2015, our board of directors authorized a special cash distribution of $1.50 per share of common stock, payable to stockholders of record as of December 31, 2015. The Company paid this special cash distribution of $38.4 million on January 5, 2016. On March 18, 2015, our board of directors authorized a special cash distribution of $1.00 per share of common stock, payable to stockholders of record as of March 30, 2015. This special cash distribution of $25.7 million was paid on March 31, 2015. These special cash distributions represented a portion of proceeds from asset sales.
We have paid and may in the future pay some or all of our distributions from sources other than operating cash flow. We have utilized cash from refinancing and dispositions, the components of which may represent a return of capital and/or the gains on sale. In addition, from time to time, our Advisor may agree to waive or defer all or a portion of the asset management or other fees or incentives due to it, pay general administrative expenses or otherwise supplement investor returns which may increase the amount of cash that we have available to pay distributions to our stockholders.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, we evaluate these estimates, including investment impairment.  These estimates include such items as impairment of long-lived assets, depreciation and amortization, and allowance for doubtful accounts.  Actual results could differ from those estimates.
Our critical accounting policies and estimates have not changed significantly from the discussion found in the Management Discussion and Analysis and Results of Operations in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2016.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
The Euro is the functional currency for the operations of AJS and Holstenplatz, which were sold in 2015. As of March 31, 2016, we maintained approximately $13.1 million in Euro-denominated accounts, which are composed primarily of the remaining proceeds from the sale of these properties.
Interest Rate Risk
We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $143.6 million in notes payable at March 31, 2016, excluding Lakewood Flats, $38 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.4 million. Our Lakewood Flats note payable, with a balance of $33.5 million at March 31, 2016, also has a variable interest rate and if its rate increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.3 million.
Our interest rate cap, which is classified as an asset, had a nominal fair value within prepaid expenses and other assets at March 31, 2016.  A 100 basis point decrease in interest rates would not result in a decrease in the fair value of our remaining interest rate cap.  A 100 basis point increase in interest rates would result in an increase of less than $0.1 million in the fair value of our interest rate cap.

Item 4.   Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of March 31, 2016, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control-New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of March 31, 2016, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.      Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.   Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
During the three months ended March 31, 2016, we did not sell any equity securities that were not registered under the Securities Act of 1933.
Share Redemption Program
Our board of directors has adopted a share redemption program that permits stockholders to sell their shares back to us, subject to the significant conditions and limitations of the program.  Our board of directors can amend the provisions of our share redemption program at any time without the approval of our stockholders.
The terms on which we redeem shares may differ between redemptions upon a stockholder’s death, “qualifying disability” (as defined in the share redemption program) or confinement to a long-term care facility (collectively, Exceptional Redemptions) and all other redemptions, or Ordinary Redemptions.
Any shares approved for redemption will be redeemed on a periodic basis as determined from time to time by our board of directors, and no less frequently than annually.  We will not redeem, during any 12-month period, more than 5% of the weighted average number of shares outstanding during the 12-month period immediately prior to the date of redemption.  In addition, the cash available for redemptions is limited to no more than $10 million in any twelve-month period.  The redemption limitations apply to all redemptions, whether Ordinary or Exceptional Redemptions.
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
Effective November 20, 2015, our estimated value per share was $9.19. As of December 31, 2015, the estimated value per share of our common stock was reduced by $1.50 per share, from $9.19 to $7.69, in accordance with the valuation policy to take into account the special cash distribution authorized by our board of directors on November 20, 2015, paid to stockholders of record as of December 31, 2015 on January 5, 2016. As a result, the redemption price for shares redeemed after December 31, 2015 will be based on the estimated value per share, as adjusted, of $7.69. For a full description of the methodologies used to estimate the value of our common stock as of October 31, 2015, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Market Information” included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Any redemption requests are honored pro rata among all requests received based on funds available and are not honored on a first come, first served basis. During the three months ended March 31, 2016, our board of directors redeemed all 33 Ordinary Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 86,262 shares redeemed for $0.4 million (approximately $5.10 per share).  All redemptions were funded with cash on hand.

During the three months ended March 31, 2016, our board of directors redeemed all seven Exceptional Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 3,990 shares redeemed for less than $0.1 million (approximately $5.84 per share).  All redemptions were funded with cash on hand.
During the first quarter ended March 31, 2016, we redeemed shares as follows (including both Ordinary Redemptions and Exceptional Redemptions):

2016	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
January	—	$—	—
February	90,252	5.13	90,252	(1)
March	—	—	—
	90,252	$5.13	90,252
  _______________________________

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

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

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

Dated: May 13, 2016	By:	/s/ S. Jason Hall
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

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 13, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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