Form 10-Q
period 2016-06-30
Behringer Harvard Opportunity REIT II, Inc.
filed 2016-08-12
CIK 1387061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
Yes ☐ No ☒

As of July 31, 2016, Behringer Harvard Opportunity REIT II, Inc. had 25,360,610 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.
FORM 10-Q
Quarter Ended June 30, 2016

PART I
FINANCIAL INFORMATION
Item 1.                 Financial Statements.
Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except shares)
(unaudited)

	June 30, 2016	December 31, 2015
Assets
Real estate
Land and improvements, net	$43,014	$51,382
Buildings and improvements, net	134,977	185,213
Real estate under development	—	176
Total real estate	177,991	236,771
Assets associated with real estate held for sale	55,797	—
Cash and cash equivalents	38,896	76,815
Restricted cash	5,230	4,581
Accounts receivable, net	1,642	2,426
Prepaid expenses and other assets	573	1,078
Investment in unconsolidated joint venture	14,658	14,482
Furniture, fixtures and equipment, net	4,041	5,702
Lease intangibles, net	336	334
Total assets	$299,164	$342,189
Liabilities and Equity
Notes payable, net	$143,229	$177,036
Accounts payable	686	479
Payables to related parties	309	433
Acquired below-market leases, net	72	80
Distributions payable to common shareholders	—	38,378
Distributions payable to noncontrolling interest	18	52
Income taxes payable	967	986
Accrued and other liabilities	7,371	8,166
Obligations associated with real estate held for sale	33,335	—
Total liabilities	185,987	225,610

Commitments and contingencies	—	—

Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 25,453,730 and 25,585,198 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	229,116	229,796
Accumulated distributions and net loss	(121,847)	(119,609)
Accumulated other comprehensive loss	(303)	(372)
Total Behringer Harvard Opportunity REIT II, Inc. equity	106,969	109,818
Noncontrolling interest	6,208	6,761
Total equity	113,177	116,579
Total liabilities and equity	$299,164	$342,189
See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Rental revenue	$7,531	$8,465	$14,850	$16,951
Hotel revenue	4,162	4,314	9,293	9,142
Total revenues	11,693	12,779	24,143	26,093
Expenses
Property operating expenses	2,210	2,767	4,493	5,664
Hotel operating expenses	3,262	3,116	6,710	6,274
Interest expense, net	1,607	1,746	3,131	3,567
Real estate taxes	1,451	1,572	2,916	3,156
Property management fees	376	418	790	864
Asset management fees	605	717	1,219	1,442
General and administrative	739	790	1,541	1,711
Depreciation and amortization	2,615	3,949	5,780	8,402
Total expenses	12,865	15,075	26,580	31,080
Interest income, net	19	29	33	79
Loss on early extinguishment of debt	—	—	—	(119)
Other income (loss)	(73)	(130)	211	(169)
Loss before gain on sale of real estate and income tax expense	(1,226)	(2,397)	(2,193)	(5,196)
Gain on sale of real estate	—	—	—	5,320
Income tax benefit (expense)	—	519	—	(1,664)
Net loss	(1,226)	(1,878)	(2,193)	(1,540)
Net (income) loss attributable to the noncontrolling interest	61	(82)	(45)	(593)
Net loss attributable to the Company	$(1,165)	$(1,960)	$(2,238)	$(2,133)
Weighted average shares outstanding:
Basic and diluted	25,466	25,704	25,510	25,740
Basic and diluted loss per share	$(0.05)	$(0.07)	(0.09)	$(0.08)
Distributions declared per common share	$—	$—	$—	$1.00
Comprehensive income (loss):
Net loss	$(1,226)	$(1,878)	$(2,193)	$(1,540)
Other comprehensive income (loss):
Reclassification of unrealized loss on currency translation to net income	—	—	—	596
Foreign currency translation gain (loss)	(88)	397	69	(372)
Total other comprehensive income (loss)	(88)	397	69	224
Comprehensive loss	(1,314)	(1,481)	(2,124)	(1,316)
Comprehensive (income) loss attributable to noncontrolling interest	61	(82)	(45)	(593)
Comprehensive loss attributable to the Company	$(1,253)	$(1,563)	$(2,169)	$(1,909)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Convertible Stock		Common Stock			Accumulated Distributions and Net Income(Loss)	Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital			Noncontrolling Interest	Total Equity
Balance at January 1, 2015	1	$—	25,802	$3	$231,240	$(62,477)	$(246)	$8,036	$176,556
Net loss						(2,133)		593	(1,540)
Redemption of common stock			(110)		(760)				(760)
Distributions declared on common stock						(25,732)			(25,732)
Contributions from noncontrolling interest								154	154
Distributions to noncontrolling interest								(1,249)	(1,249)
Other comprehensive income (loss):
Reclassification of unrealized loss on currency translation to net income							596		596
Foreign currency translation loss							(372)		(372)
Balance at June 30, 2015	1	$—	25,692	$3	$230,480	$(90,342)	$(22)	$7,534	$147,653

Balance at January 1, 2016	1	$—	25,585	$3	$229,796	$(119,609)	$(372)	$6,761	$116,579
Net loss						(2,238)		45	(2,193)
Redemption of common stock			(131)		(680)				(680)
Contributions from noncontrolling interest								60	60
Distributions to noncontrolling interest								(658)	(658)
Other comprehensive income:
Foreign currency translation gain							69		69
Balance at June 30, 2016	1	$—	25,454	$3	$229,116	$(121,847)	$(303)	$6,208	$113,177

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,193)	$(1,540)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	5,701	8,292
Amortization of deferred financing fees	275	370
Gain on sale of real estate	—	(5,320)
Loss on early extinguishment of debt	—	119
Loss on derivatives	2	15
Change in operating assets and liabilities:
Accounts receivable	772	330
Prepaid expenses and other assets	503	544
Accounts payable	198	(107)
Income taxes payable	(35)	1,705
Accrued and other liabilities	(411)	771
Payables to related parties	(124)	(76)
Addition of lease intangibles	(51)	(6)
Cash provided by operating activities	4,637	5,097
Cash flows from investing activities:
Investment in unconsolidated joint venture	(176)	(249)
Proceeds from sale of real estate	—	18,244
Additions of property and equipment	(1,266)	(1,617)
Change in restricted cash	(649)	(692)
Cash provided by (used in) investing activities	(2,091)	15,686
Cash flows from financing activities:
Financing costs	—	(107)
Payments on notes payable	(872)	(17,716)
Redemptions of common stock	(680)	(760)
Distributions paid on common stock	(38,378)	(25,732)
Contributions from noncontrolling interest holders	60	154
Distributions to noncontrolling interest holders	(691)	(1,249)
Cash used in financing activities	(40,561)	(45,410)
Effect of exchange rate changes on cash and cash equivalents	96	(337)
Net change in cash and cash equivalents	(37,919)	(24,964)
Cash and cash equivalents at beginning of period	76,815	72,949
Cash and cash equivalents at end of period	$38,896	$47,985
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
We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  We have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality and multifamily.  We have purchased existing, income-producing properties, and newly-constructed properties. We have also invested in a mortgage loan and a mezzanine loan. We are not actively seeking to purchase additional assets at this time, but may invest capital in our current assets in order to position them for sale in the normal course of business. We intend to hold the various real properties in which we have invested until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. Consistent with our investment objectives of commencing a liquidation within three to six years after the termination of our initial public offering, we have entered our disposition phase and our board of directors is in the process of considering the orderly disposition of our assets. As of June 30, 2016, we had nine real estate investments, eight of which were consolidated. One of our consolidated properties is wholly owned and seven properties are consolidated through investments in joint ventures. As of June 30, 2016, Lakewood Flats, a 435-unit multifamily community located in Dallas, Texas, was classified as real estate held for sale on our condensed consolidated balance sheet. See Note 8, Real Estate Held for Sale, for further detail.
Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware (the “Operating Partnership”).  As of June 30, 2016, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner.  As of June 30, 2016, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.
We are externally managed and advised by Behringer Harvard Opportunity Advisors II, LLC (the “Advisor”).  The Advisor is responsible for managing our day-to-day affairs and for services related to the sale of our assets.
Organization
In connection with our initial capitalization, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer Harvard Holdings, LLC (“Behringer”) on January 19, 2007.  Behringer transferred its shares of convertible stock to one of its affiliates on April 2, 2010. As of June 30, 2016, we had 25.5 million shares of common stock outstanding and 1,000 shares of convertible stock outstanding held by an affiliate of Behringer.
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
The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheet as of June 30, 2016, the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015 and the condensed consolidated statements of equity and cash flows for the six months ended June 30, 2016 and 2015 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our condensed consolidated financial position as of June 30, 2016 and December 31, 2015 and our condensed consolidated results of operations and cash flows for the periods ended June 30, 2016 and 2015.  Such adjustments are of a normal recurring nature.
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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Real Estate
As of June 30, 2016 and December 31, 2015, accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

June 30, 2016	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost(1)	$162,859	$45,885	$1,532	$(137)
Less: depreciation and amortization(1)	(27,882)	(2,871)	(1,196)	65
Net	$134,977	$43,014	$336	$(72)
______________________________________________

(1)
Excludes Lakewood Flats, which was classified as held for sale as of June 30, 2016. Net book values included in assets associated with real estate held for sale in the condensed consolidated balance sheet were buildings and improvements of $47 million and land and improvements of $8.1 million. See Note 8, Real Estate Held for Sale.

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
Anticipated net amortization expense (benefit) associated with the acquired lease intangibles for each of the following five years as of June 30, 2016 is as follows:

Year	Lease / Other Intangibles
July 1, 2016 - December 31, 2016	$19
2017	20
2018	(14)
2019	(12)
2020	(10)
Real Estate Held for Sale and Discontinued Operations
We classify properties as held for sale when certain criteria are met in accordance with GAAP.  At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property.  Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell.  As of June 30, 2016, Lakewood Flats was classified as real estate held for sale on our condensed consolidated balance sheet. We received an unsolicited offer from an unaffiliated third party and on April 7, 2016, entered into a purchase and sale agreement (“PSA”) with the unaffiliated third party. The prospective buyer terminated the contract on May 27, 2016. We continued to negotiate with the prospective buyer and on July 22, 2016 reinstated and amended the contract. See Note 8, Real Estate Held for Sale, for further detail. We did not have any real estate assets classified as held for sale as of December 31, 2015.

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
We believe the carrying value of our operating real estate assets and our investment in an unconsolidated joint venture is currently recoverable.  Accordingly, there were no impairment charges for the three and six months ended June 30, 2016 and 2015.  However, if market conditions worsen unexpectedly or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.
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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Revenue Recognition
We recognize rental income generated from leases of our operating properties on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Straight-line rent was income of less than $0.1 million recognized in rental revenues for the three and six months ended June 30, 2016 and 2015. Leases associated with our multifamily, student housing, and hotel assets are generally short-term in nature, and thus have no straight-line rent. Net above-market lease amortization was a charge of less than $0.1 million recognized in rental revenues for the three and six months ended June 30, 2016. Net below-market lease amortization was income of less than $0.1 million recognized in rental revenues for the three and six months ended June 30, 2015.
Hotel revenue is derived from the operations of the Courtyard Kauai Coconut Beach Hotel and consists primarily of guest room, food and beverage, and other ancillary revenues such as laundry and parking. Hotel revenue is recognized as the services are rendered.
Accounts Receivable
Accounts receivable primarily consist of receivables related to our consolidated properties of $1.6 million and $2.4 million as of June 30, 2016 and December 31, 2015, respectively, and included straight-line rental revenue receivables of $0.3 million as of June 30, 2016 and December 31, 2015.
Furniture, Fixtures, and Equipment
Furniture, fixtures, and equipment are recorded at cost and are depreciated according to the Company’s capitalization policy, which uses the straight-line method over their estimated useful lives of five to seven years.  Furniture, fixtures and equipment associated with properties classified as held for sale are not depreciated. Maintenance and repairs are charged to operations as incurred.  Accumulated depreciation associated with our furniture, fixtures, and equipment was $9.2 million and $8.1 million as of June 30, 2016 and December 31, 2015, respectively.
Deferred Financing Fees
Deferred financing fees are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt. Deferred financing fees, net of accumulated amortization, were $1.4 million and $1.7 million as of June 30, 2016 and December 31, 2015, respectively. Accumulated amortization of deferred financing fees were $1.9 million and $2.5 million as of June 30, 2016 and December 31, 2015, respectively. In April 2015, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2015-03”) to ASC Topic 835, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. The adoption of ASU 2015-03, effective January 1, 2016, requires companies to present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of the related debt liability, retrospectively.
The adoption of the new standard resulted in the following reclassifications of unamortized deferred financing fees as of December 31, 2015:

December 31, 2015	Originally Reported	Reclassification	Adjusted
Deferred financing fees, net	$1,656	$(1,656)	$—
Notes payable	178,692	(1,656)	177,036

As of June 30, 2016, we reported $1.0 million of deferred financing fees as a reduction to the carrying amount of notes payable and $0.4 million of deferred financing fees as a reduction to the carrying amount of obligations associated with real estate held for sale.
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
As a result of the sale of one of our foreign investments during the first quarter of 2015, Alte Jakobstraße (“AJS”), we recorded estimated foreign income tax of approximately $2.2 million during the period ended March 31, 2015. During the second quarter of 2015, we recorded a credit of $0.5 million to the provision for income tax based on a change in the estimated taxes payable on the sale of AJS, resulting in a total income tax provision of $1.7 million for the six months ended June 30, 2015. We recorded no income tax during the three and six months ended June 30, 2016. The foreign income tax recorded during 2015 was calculated on gains recognized at the exchange rate in effect on the date of sale and calculated using current tax rates.
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
The Euro is the functional currency for the operations of AJS and Holstenplatz, which were both sold in 2015. We sold AJS on February 21, 2015 and Holstenplatz on September 1, 2015. We also maintain a Euro-denominated bank account that is translated into U.S. dollars at the current exchange rate at each reporting period. For the three and six months ended June 30, 2016, the foreign currency translation adjustments were a loss of less than $0.1 million and a gain of less than $0.1 million, respectively. For the three and six months ended June 30, 2015, the foreign currency translation adjustment was a gain of $0.4 million and a loss of $0.4 million, respectively.
When the Company has substantially liquidated its investment in a foreign entity, the cumulative translation adjustment (“CTA”) balance is required to be released into earnings. In accordance with ASU 2013-05, upon disposal of the property, we would recognize the CTA as an adjustment to the gain on sale. During the first quarter of 2015, we recognized a CTA of approximately $0.6 million as a reduction to the gain on sale of our AJS office building, which we sold on February 21, 2015. Our wholly owned investment in the Holstenplatz office building, located in Hamburg, Germany, was our only remaining foreign operation and was classified as real estate held for sale at June 30, 2015. The cumulative balance of our foreign currency translation for Holstenplatz was a gain of $0.3 million at June 30, 2015. In accordance with ASU 2013-05, upon disposal of the property, we recognized the CTA as an adjustment to the gain on sale.
Concentration of Credit Risk
At June 30, 2016 and December 31, 2015, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.
Geographic and Asset Type Concentration
Our investments may at times be concentrated in certain asset types that are subject to higher risk of foreclosure, or secured by assets concentrated in a limited number of geographic locations. For the six months ended June 30, 2016, excluding real estate held for sale, 45% and 15% of our total revenues were derived from our properties located in Hawaii and Florida, respectively. Additionally, excluding our property classified as held for sale as of June 30, 2016, 45%, 29%, and 21% of our total revenues for the six months ended June 30, 2016 were from our hotel, multifamily, and student housing investments, respectively. To the extent that our portfolio is concentrated in limited geographic regions or types of assets, downturns relating

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to fund our operations.
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
Earnings per Share
Net loss per share is calculated based on the weighted average number of common shares outstanding during each period.  The weighted average shares outstanding used to calculate both basic and diluted loss per share were the same for each of the three and six months ended June 30, 2016 and 2015 as there were no potentially dilutive securities outstanding.
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
In April 2016, the FASB issued an update (“ASU 2016-10”) to ASC Topic 606, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing. The new guidance will require companies to apply a five-step model in accounting for revenue arising from contracts with customers, as well as enhance disclosures regarding revenue recognition. Lease contracts will be excluded from this revenue recognition criteria; however, the sale of real estate will be required to follow the new model. The new guidance is effective January 1, 2018, with early adoption permitted beginning January 1, 2017, and allows full or modified retrospective application. We are currently evaluating the impact of the adoption of ASU 2016-10 on our consolidated financial statements.
In May 2016, the FASB issued an update (“ASU 2016-12”) to ASC Topic 606, Revenue from Contracts with Customers, Narrow-Scope Improvement and Practical Expedients.  The amendments in this update did not change the core principle of the guidance in Topic 606. Rather, the amendments in this update affect only a narrow aspect of Topic 606 by adding improvements to reduce the diversity in practice at initial application and the cost and complexity of applying Topic 606 both at transition and an ongoing basis. The areas affected are as follows; assessing the collectability criteria, presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modification and completed contracts at transition, and technical correction as it relates to retrospective application and disclosure.  The new guidance is effective January 1, 2018, with early adoption permitted beginning January 1, 2017, and allows full or modified retrospective application.  We are currently evaluating the impact of the adoption of ASU 2016-12 on our consolidated financial statements.
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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In February 2016, the FASB issued an update (“ASU 2016-02”) to ASC Topic 842, Leases. ASU 2016-02 supersedes the existing lease accounting model, and modifies both lessee and lessor accounting. The new guidance will require a lessee to reflect most operating lease arrangements on the balance sheet by recording a right-of-use asset and a lease liability that will initially be measured at the present value of lease payments. Among other changes, the new standard also modifies the definition of a lease, and requires expanded lease disclosures. The new standard will be effective January 1, 2019, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

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
We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2016, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of December 31, 2015:

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$2	$—	$2
Courtyard Kauai Coconut Beach Hotel was our only remaining asset with an interest rate cap as of June 30, 2016 and it had a nominal value.
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
The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during the year ended December 31, 2015:

For the year ended December 31, 2015	Level 1	Level 2	Level 3	Total Fair Value	Loss
Assets
Buildings and improvements, net(1)	$—	$—	$25,000	$25,000	$(1,417)
______________________________________

(1)
Due to the local market in Akron, Ohio during the fourth quarter of 2015, we recorded a non-cash impairment charge of $1.4 million on our investment in 22 Exchange, one of our student housing investments.

Quantitative Information about Level 3 Fair Value Measurements

Description	Fair Value for the year ended December 31, 2015 (in 000s)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Buildings and improvements, net(1)	$25,000	Discounted cash flow	Discount rate Terminal capitalization rate	7.5% - 8.0% 6.5% - 7.5%
______________________________________

(1)	Due to the local market in Akron, Ohio during the fourth quarter of 2015, we recorded a non-cash impairment charge of $1.4 million on our investment in 22 Exchange, a student housing property.
There were no impairment charges recorded during the three and six months ended June 30, 2016 and 2015.

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
As of June 30, 2016 and December 31, 2015, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable to noncontrolling interests were at amounts that reasonably approximated their fair value based on their highly-liquid nature and short-term maturities. The fair value of the notes payable is categorized as a Level 2 in the fair value hierarchy.  The fair value was estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities.  The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.  Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2016 and December 31, 2015.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Carrying amounts of our notes payable and the related estimated fair value as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016 (1)		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$144,235	$145,415	$178,692	$179,306
Less: unamortized debt issuance costs	(1,006)		(1,656)
Notes payable, net	$143,229		$177,036
_________________________________________

(1)
Our debt secured by Lakewood Flats, with a balance at June 30, 2016 of $33.1 million, net of deferred financing fees of $0.4 million, is not included in the table, as the investment was classified as held for sale at June 30, 2016.

7.      Real Estate and Real Estate-Related Investments
As of June 30, 2016, we consolidated eight real estate assets in our condensed consolidated balance sheet. The following table presents certain information about our consolidated investments as of June 30, 2016:

Property Name	Description	Location	Date Acquired	Ownership Interest
Gardens Medical Pavilion	Medical office building	Palm Beach Gardens, Florida	October 20, 2010	80.9%
Courtyard Kauai Coconut Beach Hotel	Hotel	Kauai, Hawaii	October 20, 2010	80%
River Club and the Townhomes at River Club	Student housing	Athens, Georgia	April 25, 2011	85%
Lakes of Margate	Multifamily	Margate, Florida	October 19, 2011	92.5%
Arbors Harbor Town	Multifamily	Memphis, Tennessee	December 20, 2011	94%
22 Exchange	Student housing	Akron, Ohio	April 16, 2013	90%
Parkside Apartments (“Parkside”)	Multifamily	Sugar Land, Texas	August 8, 2013	90%
Lakewood Flats(1)	Multifamily	Dallas, Texas	October 10, 2014	100%
_________________________________________

(1)
We received an unsolicited offer from an unaffiliated third party for our Lakewood Flats investment. Following the termination of the original PSA on May 27, 2016, we entered into an amended PSA for the investment with the unaffiliated third party on July 22, 2016.

Sales of Real Estate Reported in Continuing Operations
The following table presents our sale of real estate for the six months ended June 30, 2015 (in millions):

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
The Company does not view the 2015 disposals of Babcock and AJS as a strategic shift. Therefore, the results of operations for Babcock and AJS are presented in continuing operations in the condensed consolidated statements of operations for the six months ended June 30, 2015. Net income attributable to the Company for the six months ended June 30, 2015 related to Babcock and AJS was $2.4 million and includes the gains on sale of Babcock and AJS for a total of $5.3 million.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8.      Real Estate Held for Sale
As of June 30, 2016, Lakewood Flats was classified as real estate held for sale on our condensed consolidated balance sheet. In 2014, we acquired the property for a purchase price of $60.5 million. We received an unsolicited offer from an unaffiliated third party and, on April 7, 2016, entered into an agreement to sell Lakewood Flats to the unaffiliated third party for a contract sales price of $68.8 million. The prospective buyer terminated the contract on May 27, 2016. We continued to negotiate with the prospective buyer and reinstated the contract on July 22, 2016. The Company does not view the impending sale of the property as a strategic shift. Therefore, its results of operations are presented in continuing operations for the three and six months ended June 30, 2016 and 2015. At the time of this filing, we cannot give any assurances that the closing of this sale will occur.
We did not have any real estate assets classified as held for sale as of December 31, 2015.
The major classes of assets and liabilities associated with our real estate held for sale as of June 30, 2016 were as follows:

Description	Amount
Land and improvements, net	$8,050
Building and improvements, net	46,975
Furniture, fixtures and equipment, net	772
Assets associated with real estate held for sale	$55,797

Notes payable	$33,500
Deferred financing fees(1)	(375)
Notes payable, net	33,125
Other	210
Obligations associated with real estate held for sale	$33,335
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
Both the senior loan and our mezzanine loan were in technical default at May 31, 2016 due to a delay in completion of the project. The Senior Lender and Lender executed loan amendments waiving the event of default and extending the completion date of the project to July 31, 2016. The project was not completed as of July 31, 2016; therefore, the loans are currently in technical default. Completion of the project is expected to occur in the third quarter of 2016. The Senior Lender and the Company are working on modifications of their respective loans to waive any event of default and extend the completion date. As of June 30, 2016, the outstanding principal balance under our mezzanine loan was $15.3 million. The Borrower has been funding any cost overruns.
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
In connection with this investment, interest capitalized for the three and six months ended June 30, 2016 was less than $0.1 million and less than $0.2 million, respectively.   Interest capitalized for the three and six months ended June 30, 2015 was $0.1 million and $0.2 million, respectively. For the three months ended June 30, 2016 and 2015, we recorded no equity in earnings (losses) of unconsolidated joint venture related to our investment in Prospect Park.
The following table sets forth our ownership interest in Prospect Park:

	Ownership Interest		Carrying Amount
Property Name	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Prospect Park	N/A	N/A	$14,658	$14,482

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
Consolidated VIEs
The Company consolidates the Operating Partnership, 22 Exchange, LLC, Gardens Medical Pavilion, LLC through BH-AW-Florida MOB Venture, LLC, and SL Parkside Apartments, LLC, which are variable interest entities, or VIEs, for which we are the primary beneficiary. Generally, a VIE is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A limited partnership, or legal entities such as an LLC, are considered a VIE when the majority of the limited partners unrelated to the general partner possess neither the right to remove the general partner without cause, nor certain rights to participate in the decisions that most significantly affect the financial results of the partnership. In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; and the similarity with and significance to our business activities and the business activities of the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.
Unconsolidated VIEs
Included in the Company’s joint venture investments at June 30, 2016 is the ADC Arrangement associated with Prospect Park, which is accounted for as an unconsolidated joint venture and is a VIE. Refer to Note 9 for further details on the ADC Arrangement. This arrangement was established to provide mezzanine financing to an unaffiliated third party that owns Prospect Park, an apartment complex under development in Denver, Colorado. Based on our reevaluation under ASU 2015-02, we determined that we are not the primary beneficiary of this VIE based on the rights of the general partner. The arrangement does not allow for substantive kick-out rights over the general partner and we do not have the power to direct the activities of Prospect Park that most significantly affect the entity’s economic performance. Accordingly, we have determined it is appropriate, consistent with past accounting, that the Prospect Park ADC Arrangement will continue to be accounted for under the equity method.
As of June 30, 2016 and December 31, 2015, total assets of the property under development were approximately $72.8 million and $63.9 million, respectively. Total assets as of June 30, 2016 and December 31, 2015 were made up of construction in progress of $62.1 million and $53.5 million, respectively, land of $9.8 million, and other assets of $0.9 million and $0.5 million, respectively. The outstanding balance on the senior construction loan as of June 30, 2016 and December 31, 2015 was $33.9 million and $26.9 million, respectively. At June 30, 2016 and December 31, 2015, the outstanding principal balance of our mezzanine loan was $15.3 million.
The Company’s maximum exposure to losses associated with its unconsolidated joint venture is limited to its carrying value in this investment. As of June 30, 2016 and December 31, 2015, the Company’s carrying value and maximum exposure to loss in this investment was $14.7 million and $14.5 million, respectively.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11.                     Notes Payable
The following table sets forth information on our notes payable as of June 30, 2016 and December 31, 2015:

	Notes Payable as of
Description	June 30, 2016	December 31, 2015	Interest Rate		Maturity Date
Courtyard Kauai Coconut Beach Hotel	$38,000	$38,000	30-day LIBOR + .95%	(1)	5/9/2017
Gardens Medical Pavilion	13,101	13,298	4.9%		1/1/2018
River Club and the Townhomes at River Club	24,110	24,299	5.26%		5/1/2018
Lakes of Margate	14,371	14,496	5.49% and 5.92%		1/1/2020
Arbors Harbor Town	24,894	25,130	3.985%		1/1/2019
22 Exchange	19,474	19,500	3.93%		5/5/2023
Parkside(2)	10,285	10,469	5%		6/1/2018
Lakewood Flats(3)	—	33,500	30-day LIBOR + 1.5%	(1)	11/5/2019
Total debt	144,235	178,692
Deferred financing fees(4)	(1,006)	(1,656)
Notes payable, net of deferred financing fees	143,229	177,036
Notes Payable included with obligations related to real estate held for sale:
Lakewood Flats debt(3)	33,500	—	30-day LIBOR + 1.5%	(1)	11/5/2019
Deferred financing fees(4)	(375)	—
Notes Payable included with obligations related to real estate held for sale, net of deferred financing fees:	33,125	—
Total notes payable obligations	$176,354	$177,036
_________________________________

(1)	30-day London Interbank Offer Rate (“LIBOR”) was 0.47% at June 30, 2016.

(2)	Includes approximately $0.3 million of unamortized premium related to debt we assumed at acquisition.

(3)	Classified as real estate held for sale on our June 30, 2016 condensed consolidated balance sheet.
(4) Effective January 1, 2016, we adopted ASU 2015-03, which requires companies to present the debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of the related debt liability. See Note 4, New Accounting Pronouncements, for further details.
At June 30, 2016, our notes payable balance was $143.2 million, net of deferred financing fees of $1.0 million and excluding $33.1 million of net contractual obligations related to real estate held for sale. We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the Courtyard Kauai Coconut Beach Hotel, 22 Exchange, and Parkside notes payable. Interest capitalized in connection with our equity method investment in Prospect Park for the three and six months ended June 30, 2016 was less than $0.1 million and less than $0.2 million, respectively. Interest capitalized for the three and six months ended June 30, 2015 was $0.1 million and $0.2 million, respectively.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

We are subject to customary affirmative, negative, and financial covenants and representations, warranties, and borrowing conditions, all as set forth in our loan agreements, including, among other things, maintaining minimum debt service coverage ratios, loan to value ratios and liquidity. As of June 30, 2016, we believe we were in compliance with the covenants under our loan agreements. The following table summarizes our contractual obligations for principal payments as of June 30, 2016:

Year	Amount Due(1)
July 1, 2016 - December 31, 2016	$1,030
2017	40,151
2018	46,807
2019	24,308
2020	13,771
Thereafter	17,846
Total contractual obligations for principal payments	143,913
Unamortized premium	322
Total notes payable	144,235
Less: Deferred financing fees, net	(1,006)
Notes payable, net	$143,229

____________________________________________

(1)
Our debt secured by Lakewood Flats, with a balance at June 30, 2016 of $33.5 million and deferred financing fees of $0.4 million, is not included in the table as the investment was classified as held for sale at June 30, 2016.

12.               Leasing Activity
Future minimum base rental payments of our remaining office property due to us under non-cancelable leases in effect as of June 30, 2016 are as follows:

Year	Amount Due
July 1, 2016 - December 31, 2016	$613
2017	612
2018	468
2019	436
2020	439
Thereafter	1,414
Total	$3,982

The schedule above does not include rental payments due to us from our multifamily, hotel, and student housing properties, as leases associated with these properties typically are for periods of one year or less. We have one remaining office property at June 30, 2016, Gardens Medical Pavilion, located in Palm Beach Gardens, Florida.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13.               Derivative Instruments and Hedging Activities
We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations.  The hedging strategy of entering into interest rate caps and swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.  As of June 30, 2016, we had one remaining interest rate cap which was not designated as a hedging instrument. At June 30, 2016 and December 31, 2015, the fair value of our derivative instrument had a nominal value and was reported in prepaid expenses and other assets.
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
The table below presents the fair value of our derivative financial instrument, as well as its classification on the consolidated balance sheets as of June 30, 2016 and December 31, 2015:

Derivative not designated as hedging instrument:		Asset Derivative
	Balance Sheet Location	June 30, 2016(1)	December 31, 2015

Interest rate derivative contract	Prepaid expenses and other assets	$—	$2
______________________________________

(1)	The interest rate cap for Courtyard Kauai Coconut Beach Hotel had a nominal value at June 30, 2016.
The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015:

Derivatives Not Designated as Hedging Instruments
Amount of Loss
Three months ended June 30,		Six months ended June 30,
2016(1)	2015	2016(1)	2015
$1	$—	$2	$15
______________________________________

(1)	Courtyard Kauai Coconut Beach Hotel interest rate cap had a nominal value and was our only remaining asset with an interest rate cap during the three and six months ended June 30, 2016.

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
Fifth Amended and Restated Advisory Management Agreement
On July 25, 2016, we entered into the Fifth Amended and Restated Advisory Management Agreement (the “Fifth Advisory Agreement”) with our Advisor to, among other things, revise the administrative services fee, amend the non-solicitation provision, and extend the term of the agreement to June 6, 2017. The Fifth Advisory Agreement is effective as of June 6, 2016.
The Advisor or its affiliates receive acquisition and advisory fees of 1.5% of the amount paid in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets. In addition, the Advisor and its affiliates will receive acquisition and advisory fees of 1.5% of the funds advanced in respect of a loan investment. We incurred no acquisition and advisory fees payable to the Advisor for the six months ended June 30, 2016. We incurred acquisition and advisory fees payable to the Advisor of less than $0.1 million for the six months ended June 30, 2015 as a result of improvements made to our assets. During the six months ended June 30, 2016 and 2015, we had no acquisitions.
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
The Advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the Advisor or its affiliates incur that are due to third parties or related to the additional services provided by the Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. For the six months ended June 30, 2016, we incurred no acquisition expense reimbursements. For the six months ended June 30, 2015, we incurred less than $0.1 million in acquisition expense reimbursements.
We pay the Advisor or its affiliates a debt financing fee of 0.5% of the amount available under any loan or line of credit made available to us and will pay directly all third-party costs associated with obtaining the debt financing. We incurred no debt financing fees for the six months ended June 30, 2016 and 2015.
We pay the Advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable to us.  We incurred no such fees for the six months ended June 30, 2016 and 2015.
We pay the Advisor or its affiliates a monthly asset management fee of one-twelfth of 0.7% of the value of each asset. The value of our assets will be the value as determined in connection with the establishment and publication of an estimated value per share unless the asset was acquired after our publication of an estimated value per share (in which case the value of the asset will be the contract purchase price of the asset). For the six months ended June 30, 2016 and 2015, we expensed $1.1 million and $1.3 million, respectively, of asset management fees payable to the Advisor.  The totals for the six months ended June 30, 2016 and 2015 include asset management fees related to our disposed properties.
The Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent that they provide services related to us for which the Advisor receives an acquisition, asset management, or debt

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

financing fee, including wages and benefits of the personnel. Instead of reimbursing the Advisor for specific expenses paid or incurred in connection with providing services to us, we pay the Advisor an administrative services fee based on a budget of expenses prepared by the Advisor. The administrative services fee is intended to reimburse for all costs associated with providing services to us. Under the Fifth Advisory Agreement, the administrative services fee is the lesser of (i) $1.3 million per calendar year, and (ii) the costs of providing administrative services to us under the Fifth Advisory Agreement, payable in four equal quarterly installments within 45 days of the end of each calendar quarter. For the calendar year ending December 31, 2015, the administrative services fee was $1.5 million. In addition, under the advisory management agreement, we are to reimburse the Advisor for certain due diligence services provided in connection with asset dispositions or debt financings separately from the administrative services fee. For the six months ended June 30, 2016 and 2015, we incurred and expensed such costs for administrative services and due diligence services of approximately $0.7 million and $0.8 million, respectively. Included in that amount is less than $0.1 million related to certain due diligence services provided in connection with asset dispositions or debt financings during the six months ended June 30, 2016 and 2015.
Notwithstanding the fees and cost reimbursements payable to our Advisor pursuant to the Fifth Advisory Agreement, under our charter we may not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2016, our total operating expenses (including the asset management fee) were not excessive.
Property Manager
We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity II Management Services, LLC (“BHO II Management”), or its affiliates, fees for the management, leasing, and construction supervision of our properties which is 4.0% of gross revenues of the properties managed by BHO II Management or its affiliates. We pay BHO II Management or its affiliates an oversight fee equal to 0.5% of the gross revenues of the property managed for any property for which we contract directly with a third-party property manager.  In no event will BHO II Management or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay BHO II Management directly for its services, we will pay BHO II Management a management fee or oversight fee, as applicable, based only on our economic interest in the property.  We incurred and expensed property management fees or oversight fees to BHO II Management of approximately $0.3 million for the six months ended June 30, 2016 and 2015.
We pay the Advisor or its affiliates a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We incurred no construction management fees for the six months ended June 30, 2016 and 2015.
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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

16.              Supplemental Cash Flow Information
Supplemental cash flow information is summarized below:

	Six months ended June 30,
Description	2016	2015
Interest paid, net of amounts capitalized	2,947	$3,252
Income taxes paid, net	60	35
Non-cash investing activities and financing activities:
Proceeds held in escrow through sale of real estate interests	—	912
Capital expenditures for real estate in accounts payable	9	—
Capital expenditures for real estate in accrued liabilities	72	583
Accrued distributions to noncontrolling interest	18	20

17.         Subsequent Events
Lakewood Flats
We received an unsolicited offer to purchase Lakewood Flats from an unaffiliated third party, and on April 7, 2016, entered into a PSA with the unaffiliated third party. The prospective buyer terminated the contract on May 27, 2016. We continued to negotiate with the prospective buyer, and on July 22, 2016, we reinstated and amended the PSA. The purchase price under the amended agreement remains $68.8 million.
Fifth Amended and Restated Advisory Agreement
On July 25, 2016, we entered into the Fifth Amended and Restated Advisory Management Agreement with our Advisor to, among other things, revise the administrative services fee to the lesser of (i) $1.3 million annually and (ii) the costs of providing administrative services to us under the Fifth Advisory Agreement, to amend the non-solicitation provision and to extend the term of the agreement to June 6, 2017. The Fifth Advisory Agreement is effective as of June 6, 2016.
Second Amendment to Amended and Restated Property Management and Leasing Agreement
On July 25, 2016, we entered into the Second Amendment to Amended and Restated Property Management and Leasing Agreement (“Second Amendment”) with BHO II Management to amend the non-solicitation provision of the agreement.
Share Redemption Program
On August 10, 2016, our board of directors approved redemptions for the third quarter of 2016 totaling 93,120 shares with an aggregate redemption payment of approximately $0.5 million. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for a full description of the price at which we redeem shares under our share redemption program.
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

Executive Overview
We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis.  In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who were distressed or faced time-sensitive deadlines.  In addition, our opportunistic and value-add investment strategy has included investments in real estate-related assets that present opportunities for higher current income. Since inception, we have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily. We have purchased existing, income-producing properties and newly constructed properties. We have also invested in a mortgage loan and a mezzanine loan. We have made our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. Currently, our investments include multifamily and student housing communities, an office building, a hotel, and a mezzanine loan. All of our current investments are located in the United States. We are not actively seeking to purchase additional assets at this time and have entered our disposition phase. Consistent with our investment objectives of commencing a liquidation within three to six years after the termination of our initial public offering, we have entered our disposition phase and our board of directors is in the process of considering the orderly disposition of our assets.

Liquidity and Capital Resources
We had unrestricted cash and cash equivalents of $39 million at June 30, 2016. Our principal demands for funds going forward will be for the payment of (a) operating expenses, (b) interest and principal on our outstanding indebtedness, and (c) special distributions. Generally, we expect to meet cash needs for the payment of operating expenses and interest on our outstanding indebtedness from our cash flow from operations and to fund special distributions (if any) from our proceeds from asset sales. To the extent that our cash flow from operations is not sufficient to cover our operating expenses, interest on our outstanding indebtedness, or redemptions, we expect to use borrowings and asset sales to fund such needs.
We are not actively seeking to purchase additional properties, but may invest capital in our current assets in order to position them for sale in the normal course of business. We intend to hold our various real properties until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. We are in the process of disposing of assets. We sold four properties in 2015. We received an unsolicited offer from an unaffiliated third party to purchase Lakewood Flats, and on April 7, 2016, entered into an agreement with the unaffiliated third party to sell for a contract sales price of $68.8 million. The prospective buyer terminated the contract on May 27, 2016. We continued to negotiate with the prospective buyer and reinstated the contract on July 22, 2016 with the same contract sales price. As of June 30, 2016, Lakewood Flats was classified as real estate held for sale on our condensed consolidated balance sheet.
On January 5, 2016, we paid a special cash distribution of $38.4 million, or $1.50 per share of common stock. On March 31, 2015, we paid a special cash distribution of $25.7 million, or $1.00 per share of common stock. Both distributions were funded from proceeds of asset sales.
We continually evaluate our liquidity and ability to fund future operations and debt obligations.  The next debt maturity for the Company is May 2017, related to the Courtyard Kauai Coconut Beach Hotel. We intend to refinance the debt before its maturity if we do not sell Courtyard Kauai Coconut Beach before May 2017. In addition to our debt obligations, we consider other factors in evaluating our liquidity. For example, to the extent our portfolio is concentrated in certain geographic regions and types of assets, downturns relating generally to such regions and assets may result in tenants defaulting on their lease obligations at a number of our properties within a short time period.  Such defaults could negatively affect our liquidity and adversely affect our ability to fund our ongoing operations. For the six months ended June 30, 2016, excluding assets held for sale, 45% and 15% of our total revenues were derived from our properties located in Hawaii and Florida, respectively. Additionally, 45% of our total revenues were from our hotel property and 29% were from our multifamily properties.
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
At June 30, 2016, our notes payable balance was $143.2 million, net of deferred financing fees of $1 million and excluding $33.1 million of contractual obligations on real estate held for sale which was net of deferred financing fees of $0.4 million and had a weighted average interest rate of 3.8%. As of December 31, 2015, the Company had notes payable of $177 million, net of deferred financing fees of $1.7 million, with a weighted average interest rate of 3.5%. We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the Courtyard Kauai Coconut Beach Hotel, 22 Exchange, and Parkside notes payable.
Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios, loan to value ratios, and liquidity.  As of June 30, 2016, we believe we were in compliance with the debt covenants under our loan agreements.
One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of June 30, 2016. Interest payments on variable rate debt are based on rates in effect as of June 30, 2016. The table does not represent any extension options (in thousands):

	Payments Due by Period(1)(2)(3)
	July 1, 2016 -December 31, 2016	2017	2018	2019	2020	Thereafter	Total
Principal payments - fixed rate debt	$1,030	$2,151	$46,807	$24,308	$13,771	$17,846	$105,913
Principal payments - variable rate debt	—	38,000	—	—	—	—	38,000
Interest payments - fixed rate debt	2,507	4,924	3,306	1,581	786	1,668	14,772
Interest payments - variable rate debt	274	195	—	—	—	—	469
Total(4)	$3,811	$45,270	$50,113	$25,889	$14,557	$19,514	$159,154
________________________________

(1)	Does not include approximately $0.3 million of unamortized premium related to debt we assumed on our acquisition of Parkside.

(2)	Our debt secured by Lakewood Flats with a balance of $33.5 million at June 30, 2016 was not included in the table as the investment was classified as held for sale.

(3)
Effective January 1, 2016, we adopted ASU 2015-03, which requires companies to present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of the related debt liability. See Note 4, New Accounting Pronouncements, for further details.

(4)	Does not include assumptions for any available extension options.

Results of Operations
As of June 30, 2016, we had nine real estate investments including Lakewood Flats (which was classified as held for sale in our condensed consolidated balance sheet) eight of which were consolidated (one wholly owned and seven properties consolidated through investments in joint ventures).
As of June 30, 2015, we had 11 real estate investments, ten of which were consolidated, including Holstenplatz, which was classified as real estate held for sale in our condensed consolidated financial statements (two wholly owned and eight properties consolidated through investments in joint ventures). We sold four properties during 2015: Babcock and AJS in the first quarter and Holstenplatz and Wimberly at Deerwood in the third quarter.
Three months ended June 30, 2016 as compared to the three months ended June 30, 2015.
The following table provides summary information about our results of operations for the three months ended June 30, 2016 and 2015 ($ in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change due to Dispositions(1)	$ Change due to Same Store(2)	$ Change due to Held for Sale(3)
	2016	2015
Rental revenue	$7,531	$8,465	$(934)	(11.0)%	$(1,431)	$406	$91
Hotel revenue	4,162	4,314	(152)	(3.5)%	—	(152)	—
Property operating expenses	2,210	2,767	(557)	(20.1)%	(525)	(25)	(7)
Hotel operating expenses	3,262	3,116	146	4.7%	—	146	—
Interest expense, net	1,607	1,746	(139)	(8.0)%	(220)	59	22
Real estate taxes	1,451	1,572	(121)	(7.7)%	(156)	13	22
Property management fees	376	418	(42)	(10.0)%	(51)	6	3
Asset management fees(4)	605	717	(112)	(15.6)%	(105)	(12)	5
General and Administrative	739	790	(51)	(6.5)%	n/a	n/a	n/a
Depreciation and amortization	2,615	3,949	(1,334)	(33.8)%	(629)	135	(840)
Income tax benefit	—	519	(519)	n/a	n/a	n/a	n/a
______________________

(1)
Represents the dollar amount decrease for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 related to the 2015 dispositions of Holstenplatz and Wimberly at Deerwood.

(2)
Represents the dollar amount increase (decrease) for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 with respect to real estate and real estate-related investments owned by us during the entire periods presented, excluding any we have classified as held for sale (“Same Store”). Same Store for the periods ended June 30, 2016 and 2015 include Gardens Medical Pavilion, River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town, Courtyard Kauai Coconut Beach Hotel, 22 Exchange, and Parkside.

(3)	Represents the dollar amount increase (decrease) for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 related to Lakewood Flats.

(4)
Asset management fees payable to the Advisor are an obligation of the Company, and as such, asset management fees associated with all investments owned during the period are classified in continuing operations. Therefore, the amounts above include asset management fees associated with any property owned during a particular period, including those related to our disposed properties.

The following table reflects rental revenue and property operating expenses for the three months ended June 30, 2016 and 2015 for: (i) our Same Store operating portfolio; (ii) our 2015 dispositions of Holstenplatz and Wimberly at Deerwood; and (iii) Lakewood Flats (in thousands):

	Three Months Ended June 30,
Description	2016	2015	Change
Rental revenue
Same Store	$5,883	$5,477	$406
Dispositions	(9)	1,422	(1,431)
Real Estate Held for Sale	1,657	1,566	91
Total rental revenue	$7,531	$8,465	$(934)

Property operating expenses
Same Store	$1,913	$1,938	$(25)
Dispositions	(35)	490	(525)
Real Estate Held for Sale	332	339	(7)
Total property operating expenses	$2,210	$2,767	$(557)

The tables below reflect occupancy and effective monthly rental rates for our Same Store operating properties and occupancy and average daily rate (“ADR”) for Courtyard Kauai Coconut Beach Hotel:

	Occupancy (%)		Effective Monthly Rent per Square Foot/Unit/Bed ($)(2)
	As of June 30,		As of June 30,
Property(1)	2016	2015	2016	2015
Gardens Medical Pavilion	66%	60%	$2.06	$2.08	per sq ft
River Club and the Townhomes at River Club	92%	93%	389.79	368.57	per bed
Lakes of Margate	96%	93%	1,254.28	1,171.74	per unit
Arbors Harbor Town	97%	90%	1,145.36	1,171.57	per unit
22 Exchange	88%	80%	575.72	535.88	per bed
Parkside	88%	84%	1,094.63	1,062.86	per unit
______________________________

(1)
Occupancy and effective monthly rental rates for Lakewood Flats, our held for sale property, was as follows: 98% and 94% and $1,211.16 per unit and $1,183.76 per unit at June 30, 2016 and 2015, respectively.

(2)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

	Occupancy (%)(1)		ADR ($)
	Three Months Ended June 30,		Three Months Ended June 30,
Property	2016	2015	2016	2015
Courtyard Kauai Coconut Beach Hotel	78%	81%	$135.65	$137.84
_______________________________________

(1)
Represents average occupancy for the three months ended June 30. The Courtyard Kauai Coconut Beach Hotel has 311 rooms and approximately 6,200 square feet of meeting space. Occupancy is for the entire three-month period and is based on standard industry metrics, including rooms available for rent.

Continuing Operations
Our results of operations for the respective periods presented reflect decreases in most categories. During the three months ended June 30, 2016, we had decreases in rental revenue and property operating expenses of $1.4 million and $0.5 million, respectively, from the impact of the four dispositions in 2015. Management expects decreases in most categories in the future as we dispose of additional real estate and real estate-related assets. We are not actively seeking to purchase additional assets at this time, but may invest capital in our current assets in order to position them for sale in the normal course of business.
Revenues.  Revenues for the three months ended June 30, 2016, including Courtyard Kauai Coconut Beach Hotel, were $11.7 million, a decrease of approximately $1.1 million from the three months ended June 30, 2015.  Same Store rental revenue (including our hotel revenue) for the three months ended June 30, 2016 and 2015 was $10 million and $9.8 million, respectively. Rental revenue from Holstenplatz and Wimberly at Deerwood, disposed of in 2015, was $1.4 million for the three months ended June 30, 2015. Rental revenue from Lakewood Flats, which was classified as real estate held for sale as of June 30, 2016, was $1.7 million and $1.6 million for the three months ended June 30, 2016 and 2015, respectively.
The change in revenue is primarily due to:

•
a decrease in rental revenue of $1.4 million during the second quarter of 2016 as a result of our 2015 dispositions. This decrease was partially offset by an increase of approximately $0.4 million related to our Same Store operations; and

•
a decrease in hotel revenue of $0.2 million, or 3.5%, at the Courtyard Kauai Coconut Beach Hotel due to a 1.6% decrease in ADR resulting in a 5.9% decrease in revenue per available room (“RevPar”) period-over-period. Occupancy decreased 4% in the second quarter of 2016 compared to 2015.

Property Operating Expenses.    Property operating expenses for the three months ended June 30, 2016 and 2015 were approximately $2.2 million and $2.8 million, respectively. The decrease of approximately $0.6 million was primarily due to our dispositions in 2015.
Hotel Operating Expenses.  Hotel operating expenses for the three months ended June 30, 2016 and 2015 were $3.2 million and $3.1 million, respectively. The increase in hotel operating expenses was primarily due to an increase of $0.1 million in food and beverage costs incurred during the three months ended June 30, 2016 at the Courtyard Kauai Coconut Beach Hotel.
Interest Expense, net.   Interest expense for the three months ended June 30, 2016 and 2015 was $1.6 million and $1.7 million, respectively.  The approximate $0.1 million decrease was primarily due to a decrease of $0.2 million related to our dispositions in 2015. For the three months ended June 30, 2016 and 2015, we capitalized interest of approximately $0.1 million in connection with our equity method investment in Prospect Park, which is currently under development.
Real Estate Taxes.  Real estate taxes were $1.5 million and $1.6 million for the three months ended June 30, 2016 and 2015, respectively. Our dispositions of Holstenplatz and Wimberly at Deerwood in 2015 accounted for a decrease of $0.2 million. This decrease was partially offset by increases of less than $0.1 million in our Same Store operations and Lakewood Flats.
Property Management Fees.   Property management fees, which are based on revenues, were $0.4 million for the three months ended June 30, 2016 and 2015, and were composed of property management fees paid to unaffiliated third parties and our Property Manager or its affiliates.
Asset Management Fees.   Asset management fees for the three months ended June 30, 2016 and 2015 were $0.6 million and $0.7 million, respectively, and were composed of asset management fees paid to our Advisor and third parties with respect to our investments. Asset management fees for the three months ended June 30, 2016 include fees of less than $0.1 million related to our disposed properties. We did not incur any asset management fees related to disposed properties in the three months ended June 30, 2015.
General and Administrative Expenses.   General and administrative expenses for the three months ended June 30, 2016 and 2015 were $0.7 million and $0.8 million, respectively, and were composed of audit fees, legal fees, board of directors’ fees, and other administrative expenses.
Depreciation and Amortization.   Depreciation and amortization for the three months ended June 30, 2016 and 2015 was approximately $2.6 million and $3.9 million, respectively.  The decrease of $1.3 million during the second quarter of 2016 was primarily due to a $0.6 million decrease related to our 2015 dispositions and a decrease of $0.8 million related to our held for sale property.

Income Tax Expense. During the first quarter of 2015, we recorded a provision for income tax of approximately $2.2 million as a result of foreign income tax related to the sale of AJS. The foreign income tax was calculated on gains recognized at the exchange rate in effect on the sale date of February 21, 2015 and calculated using current tax rates. During the second quarter of 2015, we recorded a credit of $0.5 million to the provision for income tax based on a change in the estimated taxes payable on the sale of AJS. We had no income tax expense in the second quarter of 2016.

Six months ended June 30, 2016 as compared to the six months ended June 30, 2015.
The following table provides summary information about our results of operations for the six months ended June 30, 2016 and 2015 ($ in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change due to Dispositions(1)	$ Change due to Same Store(2)	$ Change due to Held for Sale(3)
	2016	2015
Rental revenue	$14,850	$16,951	$(2,101)	(12.4)%	$(2,913)	$707	$105
Hotel revenue	$9,293	9,142	151	1.7%	—	151	—
Property operating expenses	4,493	5,664	(1,171)	(20.7)%	(992)	(143)	(36)
Hotel operating expenses	6,710	6,274	436	6.9%	—	436	—
Interest expense, net	3,131	3,567	(436)	(12.2)%	(525)	45	44
Real estate taxes	2,916	3,156	(240)	(7.6)%	(327)	43	44
Property management fees	790	864	(74)	(8.6)%	(106)	30	2
Asset management fees(4)	1,219	1,442	(223)	(15.5)%	(227)	(6)	10
General and Administrative	1,541	1,711	(170)	(9.9)%	n/a	n/a	n/a
Depreciation and amortization	5,780	8,402	(2,622)	(31.2)%	(1,259)	265	(1,628)
Gain on sale of real estate	—	5,320	(5,320)	n/a	n/a	n/a	n/a
Income tax expense	—	(1,664)	1,664	n/a	n/a	n/a	n/a
______________________

(1)
Represents the dollar amount decrease for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 related to the 2015 dispositions of AJS, Babcock, Holstenplatz, and Wimberly at Deerwood.

(2)
Represents the dollar amount increase (decrease) for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 with respect to real estate and real estate-related investments owned by us during the entire periods presented, excluding any we have classified as held for sale (“Same Store”). Same Store for the periods ended June 30, 2016 and 2015 include Gardens Medical Pavilion, River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town, Courtyard Kauai Coconut Beach Hotel, 22 Exchange, and Parkside.

(3)	Represents the dollar amount increase (decrease) for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 related to Lakewood Flats.

(4)
Asset management fees payable to the Advisor are an obligation of the Company, and as such, asset management fees associated with all investments owned during the period are classified in continuing operations. Therefore, the amounts above include asset management fees associated with any property owned during a particular period, including those related to our disposed properties.

The following table reflects rental revenue and property operating expenses for the six months ended June 30, 2016 and 2015 for: (i) our Same Store operating portfolio; (ii) our 2015 dispositions of Babcock, AJS, Holstenplatz and Wimberly at Deerwood; and (iii) Lakewood Flats (in thousands):

	Six Months Ended June 30,
Description	2016	2015	Change
Rental revenue
Same Store	$11,553	$10,846	$707
Dispositions	56	2,969	(2,913)
Real Estate Held for Sale	3,241	3,136	105
Total rental revenue	$14,850	$16,951	$(2,101)

Property operating expenses
Same Store	$3,811	$3,954	$(143)
Dispositions	17	1,009	(992)
Real Estate Held for Sale	665	701	(36)
Total property operating expenses	$4,493	$5,664	$(1,171)

The tables below reflect occupancy and effective monthly rental rates for our Same Store operating properties and occupancy and average daily rate (“ADR”) for Courtyard Kauai Coconut Beach Hotel:

	Occupancy (%)		Effective Monthly Rent per Square Foot/Unit/Bed ($)(2)
	As of June 30,		As of June 30,
Property(1)	2016	2015	2016	2015
Gardens Medical Pavilion	66%	60%	$2.06	$2.08	per sq ft
River Club and the Townhomes at River Club	92%	93%	389.79	368.57	per bed
Lakes of Margate	96%	93%	1,254.28	1,171.74	per unit
Arbors Harbor Town	97%	90%	1,145.36	1,171.57	per unit
22 Exchange	88%	80%	575.72	535.88	per bed
Parkside	88%	84%	1,094.63	1,062.86	per unit
______________________________

(1)
Occupancy and effective monthly rental rates for Lakewood Flats, our held for sale property, was as follows: 98% and 94% and $1,211.16 per unit and $1,183.76 per unit at June 30, 2016 and 2015, respectively.

(2)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

	Occupancy (%)(1)		ADR ($)
	Six Months Ended June 30,		Six Months Ended June 30,
Property	2016	2015	2016	2015
Courtyard Kauai Coconut Beach Hotel	84%	86%	$143.88	$141.73
_______________________________________

(1)
Represents average occupancy for the six months ended June 30. The Courtyard Kauai Coconut Beach Hotel has 311 rooms and approximately 6,200 square feet of meeting space. Occupancy is for the entire three-month period and is based on standard industry metrics, including rooms available for rent.

Continuing Operations
Our results of operations for the respective periods presented reflect decreases in most categories. During the six months ended June 30, 2016, we had decreases in rental revenue and property operating expenses of $2.9 million and $1 million, respectively, from the impact of the four dispositions in 2015. Management expects decreases in most categories in the future as we dispose of additional real estate and real estate-related assets. We are not actively seeking to purchase additional assets at this time, but may invest capital in our current assets in order to position them for sale in the normal course of business.
Revenues.  Revenues for the six months ended June 30, 2016, including Courtyard Kauai Coconut Beach Hotel, were $24.1 million, a decrease of approximately $2 million from the six months ended June 30, 2015.  Same Store rental revenue (including our hotel revenue) for the six months ended June 30, 2016 and 2015 was $20.8 million and $20 million, respectively. Rental revenue from Babcock, AJS, Holstenplatz, and Wimberly at Deerwood, disposed of in 2015, was $3 million for the six months ended June 30, 2015. Rental revenue from Lakewood Flats, which was classified as held for sale as of June 30, 2016, was $3.2 million and $3.1 million for the six months ended June 30, 2016 and 2015, respectively.
The change in revenue is primarily due to:

•
a decrease in rental revenue of $2.9 million for the six months ended June 30, 2016 as a result of our 2015 dispositions. This decrease was partially offset by an increase of approximately $0.7 million related to our Same Store operations; and

•
an increase in hotel revenue of $0.2 million, or 1.7%, at the Courtyard Kauai Coconut Beach Hotel due to a 2% increase in ADR resulting in a 1% decrease in RevPar period-over-period. Occupancy decreased 2% in the first six months of 2016 compared to 2015. In addition, food and beverage revenue increased $0.1 million during the six months ended June 30, 2016.

Property Operating Expenses.    Property operating expenses for the six months ended June 30, 2016 and 2015 were approximately $4.5 million and $5.7 million, respectively. The decrease of approximately $1.2 million was primarily due to a decrease of $1 million related to our dispositions in 2015 and a decrease of $0.1 million related to our Same Store operations.
Hotel Operating Expenses.  Hotel operating expenses for the six months ended June 30, 2016 and 2015 were $6.7 million and $6.3 million, respectively. The increase in hotel operating expenses was primarily due to an increase of $0.4 million in food and beverage costs incurred during 2016 at the Courtyard Kauai Coconut Beach Hotel.
Interest Expense, net.   Interest expense for the six months ended June 30, 2016 and 2015 was $3.1 million and $3.6 million, respectively.  The approximate $0.5 million decrease was primarily due to our dispositions in 2015. For the six months ended June 30, 2016 and 2015, we capitalized interest of approximately $0.2 million in connection with our equity method investment in Prospect Park, which is currently under development.
Real Estate Taxes.  Real estate taxes were $2.9 million and $3.2 million for the six months ended June 30, 2016 and 2015, respectively. Our four dispositions in 2015 accounted for a decrease of $0.3 million. This decrease was partially offset by increases of less than $0.1 million in our Same Store operations and Lakewood Flats.
Property Management Fees.   Property management fees, which are based on revenues, were $0.8 million and $0.9 million for the six months ended June 30, 2016 and 2015, respectively. These were composed of property management fees paid to unaffiliated third parties and our Property Manager or its affiliates.
Asset Management Fees.   Asset management fees for the six months ended June 30, 2016 and 2015 were $1.2 million and $1.4 million, respectively, and were composed of asset management fees paid to our Advisor and third parties with respect to our investments. Asset management fees for the six months ended June 30, 2016 and 2015 include fees of less than $0.1 million related to our disposed properties.
General and Administrative Expenses.   General and administrative expenses for the six months ended June 30, 2016 and 2015 were $1.5 million and $1.7 million, respectively, and were composed of audit fees, legal fees, board of directors’ fees, and other administrative expenses.
Depreciation and Amortization.   Depreciation and amortization for the six months ended June 30, 2016 and 2015 was approximately $5.8 million and $8.4 million, respectively.  The decrease of $2.6 million during the first six months of 2016 was primarily due to a $1.3 million decrease related to our 2015 dispositions and a decrease of $1.6 million related to our held for sale property. These decreases were partially offset by a period-over-period increase of $0.3 million related to our Same Store operations.

Gain on Sale of Real Estate. We did not sell any real estate during the six months ended June 30, 2016. During the six months ended June 30, 2015, we recorded gains on sale of $2 million for Babcock and $3.3 million for AJS which were sold on January 8, 2015 and February 21, 2015, respectively. The gain on sale of AJS, which was located in Berlin, Germany, was net of CTA of $0.6 million.
Income Tax Expense. During the first quarter of 2015, we recorded a provision for income tax of approximately $2.2 million as a result of foreign income tax related to the sale of AJS. The foreign income tax was calculated on gains recognized at the exchange rate in effect on the sale date of February 21, 2015 and calculated using current tax rates. During the second quarter of 2015, we recorded a credit of $0.5 million to the provision for income tax based on a change in the estimated taxes payable on the sale of AJS. We had no income tax expense in the first six months of 2016.

Cash Flow Analysis
Six months ended June 30, 2016 as compared to the six months ended June 30, 2015.
During the six months ended June 30, 2016, net cash provided by operating activities was $4.6 million compared to $5.1 million for the six months ended June 30, 2015. The primary reason for the decrease in cash flow from operating activities was the changes in working capital.
During the six months ended June 30, 2016, net cash used in investing activities was $2.1 million compared to $15.7 million net cash provided by investing activities for the six months ended June 30, 2015. During the first six months of 2015, we received aggregate sales proceeds of $18.2 million from the sales of Babcock and AJS. We had no dispositions in the first six months of 2016.
During the six months ended June 30, 2016, net cash used in financing activities was $40.6 million compared to net cash used of $45.4 million for the same period of 2015. We paid special cash distributions to our stockholders totaling $38.4 million and $25.7 million during the six months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2015, we paid off the existing indebtedness totaling approximately $8.7 million associated with the Babcock and AJS investments, with proceeds from the sales of the two investments. In addition, we paid off the Holstenplatz debt of $8.1 million on April 30, 2015.

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
Our calculation of FFO for the three and six months ended June 30, 2016 and 2015 is presented below (in thousands except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net loss attributable to the Company	$(1,165)	$(0.05)	$(1,960)	$(0.07)	$(2,238)	$(0.09)	$(2,133)	$(0.08)
Adjustments for:
Real estate depreciation and amortization(1)	2,299	0.09	3,653	0.14	5,153	0.20	7,682	0.30
Gain on sale of real estate(2)	—	—	—	—	—	—	(4,700)	(0.18)
Income tax expense associated with real estate sale(3)	—	—	(519)	(0.02)	—	—	1,615	0.06
NAREIT Defined Funds from Operations (FFO) attributable to common stockholders	$1,134	$0.04	$1,174	$0.05	$2,915	$0.11	$2,464	$0.10

GAAP weighted average shares:
Basic and diluted		25,466		25,704		25,510		25,740
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

•
Straight-line rental revenue was income of less than $0.1 million for the three and six months ended June 30, 2016 and 2015. The noncontrolling interest portion of straight-line rental revenue for the three and six months ended June 30, 2016 and 2015 was income of less than $0.1 million.

•
Net above-market lease amortization of less than $0.1 million was recognized as a charge to rental revenue for the three and six months ended June 30, 2016. Net below-market lease amortization of less than $0.1 million was recognized as an increase to rental revenue for the three and six months ended June 30, 2015. The noncontrolling interest portion of the net above-market and net below-market lease amortization for the three and six months ended June 30, 2016 and 2015 was less than $0.1 million.

•
Amortization of deferred financing costs of $0.2 million and $0.3 million was recognized as interest expense for our notes payable for the three and six months ended June 30, 2016, respectively. Amortization of deferred financing costs of $0.2 million and $0.4 million was recognized as interest expense for our notes payable for the three and six months ended June 30, 2015, respectively.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
The Euro is the functional currency for the operations of AJS and Holstenplatz, which were sold in 2015. As of June 30, 2016, we maintained approximately $10.1 million in Euro-denominated accounts, which are composed primarily of the remaining proceeds from the sale of these properties.
Interest Rate Risk
We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $143.2 million in notes payable at June 30, 2016, excluding Lakewood Flats, $38 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.4 million. Our Lakewood Flats note payable, with a balance of $33.5 million at June 30, 2016, also has a variable interest rate and if its rate increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.3 million.
Our interest rate cap, which is classified as an asset, had a nominal fair value within prepaid expenses and other assets at June 30, 2016.  A 100 basis point decrease in interest rates would not result in a decrease in the fair value of our remaining interest rate cap.  A 100 basis point increase in interest rates would result in an increase of less than $0.1 million in the fair value of our interest rate cap.

Item 4.   Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of June 30, 2016, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control-New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of June 30, 2016, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Any redemption requests are honored pro rata among all requests received based on funds available and are not honored on a first come, first served basis. During the three months ended June 30, 2016, our board of directors redeemed all 19 Ordinary Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 35,234 shares redeemed for $0.2 million (approximately $5.16 per share).  All redemptions were funded with cash on hand.

During the three months ended June 30, 2016, our board of directors redeemed all three Exceptional Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 5,982 shares redeemed for less than $0.1 million (approximately $5.84 per share).  All redemptions were funded with cash on hand.
During the second quarter ended June 30, 2016, we redeemed shares as follows (including both Ordinary Redemptions and Exceptional Redemptions):

2016	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
April	—	$—	—
May	41,216	5.26	41,216	(1)
June	—	—	—
	41,216	$5.26	41,216
  _______________________________

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

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

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

Dated: August 12, 2016	By:	/s/ S. Jason Hall
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

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 28, 2013)

10.1
Contract of Sale between 7425 La Vista LLC, as seller, and DFW Lakewood Flats Apartments LLC, as purchaser, effective as of April 7, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 27, 2016)

10.2
First Amendment to Contract of Sale between 7425 La Vista LLC and DFW Lakewood Flats Apartments LLC, effective as of May 23, 2016 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 27, 2016)

10.3
Reinstatement and Second Amendment to Contract of Sale between 7425 La Vista LLC and DFW Lakewood Flats Apartments LLC dated July 22, 2016 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on July 27, 2016)

10.4
Fifth Amended and Restated Advisory Management Agreement between Behringer Harvard Opportunity REIT II, Inc. and Behringer Harvard Opportunity Advisors II, LLC dated July 25, 2016 (incorporated by reference to Exhibit 10.4 to Form 8-K filed on July 27, 2016)

10.5
Second Amendment to Amended and Restated Property Management and Leasing Agreement by and among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP, and several affiliated special purpose entities and Behringer Harvard Opportunity Management Services, LLC and Behringer Harvard Real Estate Services, LLC dated July 25, 2016 (incorporated by reference to Exhibit 10.5 to Form 8-K filed on July 27, 2016)

99.1
Third Amended and Restated Share Redemption Program of Behringer Harvard Opportunity REIT II, Inc. adopted as of May 15, 2014 (incorporated by reference to Exhibit 99.2 to Form 8-K filed on May 16, 2014)

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*	Section 1350 Certification**

32.2*	Section 1350 Certification**

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 12, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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