Form 10-Q
period 2016-09-30
Behringer Harvard Opportunity REIT II, Inc.
filed 2016-11-14
CIK 1387061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Yes ☐ No ☒

As of October 31, 2016, Behringer Harvard Opportunity REIT II, Inc. had 25,218,770 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.
FORM 10-Q
Quarter Ended September 30, 2016

PART I
FINANCIAL INFORMATION
Item 1.                 Financial Statements.
Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except shares)
(unaudited)

	September 30, 2016	December 31, 2015
Assets
Real estate
Land and improvements, net	$42,862	$51,382
Buildings and improvements, net	133,829	185,213
Real estate under development	—	176
Total real estate	176,691	236,771
Cash and cash equivalents	69,687	76,815
Restricted cash	6,994	4,581
Accounts receivable, net	1,511	2,426
Prepaid expenses and other assets	1,212	1,078
Investment in unconsolidated joint venture	14,658	14,482
Furniture, fixtures and equipment, net	3,582	5,702
Lease intangibles, net	327	334
Total assets	$274,662	$342,189
Liabilities and Equity
Notes payable, net	$142,789	$177,036
Accounts payable	370	479
Payables to related parties	310	433
Acquired below-market leases, net	69	80
Distributions payable to common shareholders	—	38,378
Distributions payable to noncontrolling interest	21	52
Income taxes payable	841	986
Deferred gain	1,247	—
Accrued and other liabilities	7,055	8,166
Total liabilities	152,702	225,610

Commitments and contingencies	—	—

Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 25,360,610 and 25,585,198 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	228,630	229,796
Accumulated distributions and net loss	(112,464)	(119,609)
Accumulated other comprehensive loss	(266)	(372)
Total Behringer Harvard Opportunity REIT II, Inc. equity	115,903	109,818
Noncontrolling interest	6,057	6,761
Total equity	121,960	116,579
Total liabilities and equity	$274,662	$342,189
See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Rental revenue	$6,740	$8,349	$21,590	$25,300
Hotel revenue	4,653	4,190	13,946	13,332
Total revenues	11,393	12,539	35,536	38,632
Expenses
Property operating expenses	2,635	3,172	7,128	8,836
Hotel operating expenses	3,509	3,166	10,219	9,440
Interest expense, net	1,561	1,711	4,692	5,278
Real estate taxes	1,197	1,637	4,113	4,793
Property management fees	374	415	1,164	1,279
Asset management fees	554	657	1,773	2,099
General and administrative	705	1,061	2,246	2,772
Depreciation and amortization	2,616	3,467	8,396	11,869
Total expenses	13,151	15,286	39,731	46,366
Interest income, net	39	28	72	107
Loss on early extinguishment of debt	(500)	(613)	(500)	(732)
Other income (loss)	52	74	263	(95)
Loss before gain on sale of real estate and income taxes	(2,167)	(3,258)	(4,360)	(8,454)
Gain on sale of real estate	11,462	17,451	11,462	22,771
Income tax benefit (expense)	29	(1,076)	29	(2,740)
Net income	9,324	13,117	7,131	11,577
Net (income) loss attributable to the noncontrolling interest	59	(262)	14	(855)
Net income attributable to the Company	$9,383	$12,855	$7,145	$10,722
Weighted average shares outstanding:
Basic and diluted	25,391	25,667	25,470	25,715
Basic and diluted income per share	$0.37	$0.50	0.28	$0.42
Distributions declared per common share	$—	$—	$—	$1.00
Comprehensive income (loss):
Net income	$9,324	$13,117	$7,131	$11,577
Other comprehensive income (loss):
Reclassification of unrealized (gain) loss on currency translation to net income	—	(346)	—	250
Foreign currency translation gain (loss)	37	124	106	(248)
Total other comprehensive income (loss)	37	(222)	106	2
Comprehensive income	9,361	12,895	7,237	11,579
Comprehensive (income) loss attributable to noncontrolling interest	59	(262)	14	(855)
Comprehensive income attributable to the Company	$9,420	$12,633	$7,251	$10,724

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Convertible Stock		Common Stock			Accumulated Distributions and Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital			Noncontrolling Interest	Total Equity
Balance at January 1, 2015	1	$—	25,802	$3	$231,240	$(62,477)	$(246)	$8,036	$176,556
Net income						10,722		855	11,577
Redemption of common stock			(147)		(997)				(997)
Distributions declared on common stock						(25,732)			(25,732)
Contributions from noncontrolling interest								499	499
Distributions to noncontrolling interest								(2,383)	(2,383)
Other comprehensive income (loss):
Reclassification of unrealized loss on currency translation to net income							250		250
Foreign currency translation loss							(248)		(248)
Balance at September 30, 2015	1	$—	25,655	$3	$230,243	$(77,487)	$(244)	$7,007	$159,522

Balance at January 1, 2016	1	$—	25,585	$3	$229,796	$(119,609)	$(372)	$6,761	$116,579
Net income						7,145		(14)	7,131
Redemption of common stock			(224)		(1,166)				(1,166)
Contributions from noncontrolling interest								92	92
Distributions to noncontrolling interest								(782)	(782)
Other comprehensive income:
Foreign currency translation gain							106		106
Balance at September 30, 2016	1	$—	25,361	$3	$228,630	$(112,464)	$(266)	$6,057	$121,960

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$7,131	$11,577
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	8,277	11,721
Amortization of deferred financing fees	394	540
Gain on sale of real estate	(11,462)	(22,771)
Loss on early extinguishment of debt	500	732
Loss on derivatives	2	15
Change in operating assets and liabilities:
Accounts receivable	890	232
Prepaid expenses and other assets	(137)	22
Accounts payable	(109)	(239)
Income taxes payable	(171)	1,951
Accrued and other liabilities	(1,001)	1,460
Payables to related parties	(123)	(112)
Addition of lease intangibles	(65)	(28)
Cash provided by operating activities	4,126	5,100
Cash flows from investing activities:
Investment in unconsolidated joint venture	(176)	(377)
Proceeds from sale of real estate	68,520	79,075
Additions of property and equipment	(2,062)	(3,399)
Change in restricted cash	(1,166)	(404)
Net proceeds from the sale of real estate placed into escrow	(1,247)	—
Cash provided by investing activities	63,869	74,895
Cash flows from financing activities:
Financing costs	(135)	(379)
Payments on notes payable	(34,880)	(44,674)
Redemptions of common stock	(1,166)	(997)
Distributions paid on common stock	(38,378)	(25,732)
Contributions from noncontrolling interest holders	92	499
Distributions to noncontrolling interest holders	(813)	(2,362)
Cash used in financing activities	(75,280)	(73,645)
Effect of exchange rate changes on cash and cash equivalents	157	(291)
Net change in cash and cash equivalents	(7,128)	6,059
Cash and cash equivalents at beginning of period	76,815	72,949
Cash and cash equivalents at end of period	$69,687	$79,008
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
We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  We have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality and multifamily.  We have purchased existing, income-producing properties, and newly-constructed properties. We have also invested in a mortgage loan and a mezzanine loan. We are not actively seeking to purchase additional assets at this time, but may invest capital in our current assets in order to position them for sale in the normal course of business. We intend to hold the various real properties in which we have invested until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. Consistent with our investment objectives of commencing a liquidation within three to six years after the termination of our initial public offering, we have entered our disposition phase and our board of directors is in the process of considering the orderly disposition of our assets. As of September 30, 2016, we had eight real estate investments, seven of which were consolidated. One of our consolidated properties is wholly owned and six properties are consolidated through investments in joint ventures.
Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware (the “Operating Partnership”).  As of September 30, 2016, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner.  As of September 30, 2016, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.
We are externally managed and advised by Behringer Harvard Opportunity Advisors II, LLC (the “Advisor”).  The Advisor is responsible for managing our day-to-day affairs and for services related to the sale of our assets.
Organization
In connection with our initial capitalization, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer Harvard Holdings, LLC (“Behringer”) on January 19, 2007.  Behringer transferred its shares of convertible stock to one of its affiliates on April 2, 2010. As of September 30, 2016, we had 25.4 million shares of common stock outstanding and 1,000 shares of convertible stock outstanding held by an affiliate of Behringer.
Our common stock is not currently listed on a national securities exchange.  The timing of a liquidity event will depend upon then prevailing market conditions. Our board of directors is in the process of considering the orderly disposition of our assets and we can provide no assurances as to the timing of our ultimate liquidation. As we sell assets, we expect to distribute net proceeds to our stockholders.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2.                     Interim Unaudited Financial Information
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 16, 2016.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheet as of September 30, 2016, the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2016 and 2015 and the condensed consolidated statements of equity and cash flows for the nine months ended September 30, 2016 and 2015 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our condensed consolidated financial position as of September 30, 2016 and December 31, 2015 and our condensed consolidated results of operations and cash flows for the periods ended September 30, 2016 and 2015.  Such adjustments are of a normal recurring nature.
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
Principles of Consolidation and Basis of Presentation
Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control. All inter-company transactions, balances, profits, and the accounts of variable interest entities, if any, in which we are the primary beneficiary have been eliminated in consolidation. Interests in entities acquired will be evaluated based on applicable GAAP, which includes the requirement to consolidate entities deemed to be variable interest entities (“VIE”) in which we are the primary beneficiary. If the interest in the entity is determined not to be a VIE, then the entity will be evaluated for consolidation based on legal form, economic substance, and the extent to which we have control, substantive participating rights or both under the respective ownership agreement. For entities in which we have less than a controlling interest or entities which we are not deemed to be the primary beneficiary, we account for the investment using the equity method of accounting.
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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Real Estate
As of September 30, 2016 and December 31, 2015, accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

September 30, 2016	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost	$163,620	$45,884	$1,546	$(137)
Less: depreciation and amortization	(29,791)	(3,022)	(1,219)	68
Net	$133,829	$42,862	$327	$(69)

December 31, 2015	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost	$211,635	$54,068	$3,083	$(184)
Less: depreciation and amortization	(26,422)	(2,686)	(2,749)	104
Net	$185,213	$51,382	$334	$(80)
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
Anticipated net amortization expense (accretion) associated with the acquired lease intangibles for each of the following five years as of September 30, 2016 is as follows:

Year	Lease / Other Intangibles
October 1, 2016 - December 31, 2016	$9
2017	20
2018	(14)
2019	(12)
2020	(10)
Real Estate Held for Sale
We classify properties as held for sale when certain criteria are met in accordance with GAAP.  At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property.  Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell.  We did not have any real estate assets classified as held for sale as of September 30, 2016 or December 31, 2015.
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
We believe the carrying value of our operating real estate assets and our investment in an unconsolidated joint venture is currently recoverable.  There were no impairment charges for the three and nine months ended September 30, 2016 and 2015.  However, if market conditions worsen unexpectedly or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.
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
Revenue Recognition
We recognize rental income generated from leases of our operating properties on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Straight-line rent was income of less than $0.1 million recognized in rental revenues for the three and nine months ended September 30, 2016 and 2015. Leases associated with our multifamily, student housing, and hotel assets are generally short-term in nature, and thus have no straight-line rent. Net above-market lease amortization was a charge of less than $0.1 million recognized in rental revenues for the three and nine months ended September 30, 2016. Net below-market lease amortization was income of less than $0.1 million recognized in rental revenues for the three and nine months ended September 30, 2015.
Hotel revenue is derived from the operations of the Courtyard Kauai Coconut Beach Hotel and consists primarily of guest room, food and beverage, and other ancillary revenues such as laundry and parking. Hotel revenue is recognized as the services are rendered.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accounts Receivable
Accounts receivable primarily consist of receivables related to our consolidated properties of $1.5 million and $2.4 million as of September 30, 2016 and December 31, 2015, respectively, and included straight-line rental revenue receivables of $0.3 million as of September 30, 2016 and December 31, 2015.
Furniture, Fixtures, and Equipment
Furniture, fixtures, and equipment are recorded at cost and are depreciated according to the Company’s capitalization policy, which uses the straight-line method over their estimated useful lives of five to seven years.  Furniture, fixtures, and equipment associated with properties classified as held for sale are not depreciated. Maintenance and repairs are charged to operations as incurred.  Accumulated depreciation associated with our furniture, fixtures, and equipment was $9.4 million and $8.1 million as of September 30, 2016 and December 31, 2015, respectively.
Deferred Financing Fees
Deferred financing fees are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt. Deferred financing fees, net of accumulated amortization, were $0.9 million and $1.7 million as of September 30, 2016 and December 31, 2015, respectively. Accumulated amortization of deferred financing fees were $1.8 million and $2.5 million as of September 30, 2016 and December 31, 2015, respectively. In April 2015, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2015-03”) to ASC Topic 835, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. The adoption of ASU 2015-03, effective January 1, 2016, requires companies to present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of the related debt liability, retrospectively.
The adoption of the new standard resulted in the following reclassifications of unamortized deferred financing fees as of December 31, 2015:

December 31, 2015	Originally Reported	Reclassification	Adjusted
Deferred financing fees, net	$1,656	$(1,656)	$—
Notes payable	178,692	(1,656)	177,036

Income Taxes
We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and have qualified as a REIT since the year ended December 31, 2008.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders.  As a REIT, we generally will not be subject to federal income tax at the corporate level.  We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code and intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. Taxable income from non-REIT activities managed through a taxable REIT subsidiary (“TRS”) is subject to applicable federal, state, and local income and margin taxes. We currently have no taxable income associated with a TRS. Our operating partnerships are flow-through entities and are not subject to federal income taxes at the entity level.
As a result of the sale of one of our foreign investments during the first quarter of 2015, Alte Jakobstraße (“AJS”), we recorded estimated foreign income tax of approximately $2.2 million during the period ended March 31, 2015. During the second quarter of 2015, we recorded a credit of $0.5 million to the provision for income tax based on a change in the estimated taxes payable on the sale of AJS. We recorded a provision for income tax of approximately $1 million in the third quarter of 2015 as a result of estimated foreign income tax related to the sale of Holstenplatz, resulting in a total income tax provision of $2.7 million for the nine months ended September 30, 2015. During the third quarter of 2016, we recorded a credit of less than $0.1 million to the provision for income tax based on the difference in the actual taxes due and the originally estimated taxes payable on the sale of Holstenplatz. The foreign income tax recorded during 2015 was calculated on gains recognized at the exchange rate in effect on the date of sale and calculated using current tax rates.
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
Foreign Currency Translation
For our international investments where the functional currency is other than the U.S. dollar, assets and liabilities are translated using period-end exchange rates, while the statement of operations amounts are translated using the average exchange rates for the respective period. Gains and losses resulting from the change in exchange rates from period to period are reported separately as a component of other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations and comprehensive income (loss).
The Euro is the functional currency for the operations of AJS and Holstenplatz, which were both sold in 2015. We sold AJS on February 21, 2015 and Holstenplatz on September 1, 2015. We maintain a Euro-denominated bank account that is comprised primarily of the remaining proceeds from the sale of these properties and is translated into U.S. dollars at the current exchange rate at each reporting period. For the three and nine months ended September 30, 2016, the foreign currency translation adjustment was a gain of less than $0.1 million and a gain of $0.1 million, respectively. For the three and nine months ended September 30, 2015, the foreign currency translation adjustment was a gain of $0.1 million and a loss of $0.2 million, respectively.
When the Company has substantially liquidated its investment in a foreign entity, the cumulative translation adjustment (“CTA”) balance is required to be released into earnings. In accordance with ASU 2013-05, upon disposal of the property, we would recognize the CTA as an adjustment to the gain on sale. During the first quarter of 2015, we recognized a CTA of approximately $0.6 million as a reduction to the gain on sale of our AJS office building, which we sold on February 21, 2015. We sold our wholly owned investment in the Holstenplatz office building on September 1, 2015. We recognized a CTA credit of approximately $0.4 million as an increase to the gain on sale of Holstenplatz. With the sale of Holstenplatz, we no longer have foreign operations.
Concentration of Credit Risk
At September 30, 2016 and December 31, 2015, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.
Geographic and Asset Type Concentration
Our investments may at times be concentrated in certain asset types that are subject to higher risk of foreclosure, or secured by assets concentrated in a limited number of geographic locations. For the nine months ended September 30, 2016, excluding sold assets, 44% and 15% of our total revenues were derived from our properties located in Hawaii and Florida, respectively. Additionally, excluding our property sold in 2016, 44%, 30%, and 21% of our total revenues for the nine months ended September 30, 2016 were from our hotel, multifamily, and student housing investments, respectively. To the extent that our portfolio is concentrated in limited geographic regions or types of assets, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to fund our operations.
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
Earnings per Share
Net income per share is calculated based on the weighted average number of common shares outstanding during each period.  The weighted average shares outstanding used to calculate both basic and diluted income per share were the same for

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

each of the three and nine months ended September 30, 2016 and 2015 as there were no potentially dilutive securities outstanding.
Subsequent Events
We have evaluated subsequent events for recognition or disclosure in our condensed consolidated financial statements.

4.                 New Accounting Pronouncements
In May 2014, the FASB issued an update (“ASU 2014-09”) to ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  The new guidance will require companies to apply a five-step model in accounting for revenue arising from contracts with customers, as well as enhance disclosures regarding revenue recognition. Lease contracts will be excluded from this revenue recognition criteria; however, the sale of real estate will be required to follow the new model.  ASU 2014-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017. In addition, early adoption will be permitted beginning after December 15, 2016, including interim reporting periods within those annual periods. Either full retrospective adoption or modified retrospective adoption is permitted. We do not expect that the adoption of this pronouncement will have a material effect on our condensed consolidated financial statements; however, we will continue to evaluate this assessment until the guidance becomes effective.
During the quarter ended June 30, 2016, the FASB issued subsequent updates to ASU 2014-09. In April 2016, the FASB issued an update (“ASU 2016-10”) to ASC Topic 606, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing. In May 2016, the FASB issued an update (“ASU 2016-12”) to ASC Topic 606, Revenue from Contracts with Customers, Narrow-Scope Improvement and Practical Expedients.  The amendments in these updates did not change the core principle of the guidance in Topic 606; rather, they added improvements to reduce the diversity in practice at initial application and the cost and complexity of applying Topic 606 both at transition and an ongoing basis. The areas affected include: assessing the collectability criteria; presentation of sales taxes and other similar taxes collected from customers; noncash consideration; contract modification and completed contracts at transition; and technical correction as it relates to retrospective application and disclosure.  The new guidance is effective January 1, 2018, with early adoption permitted beginning January 1, 2017, and allows full or modified retrospective application.  We do not expect the adoption of ASU 2016-10 and ASU 2016-12 to have a material effect on our consolidated financial statements; however, we will continue to evaluate this assessment until the guidance becomes effective.
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
In February 2016, the FASB issued an update (“ASU 2016-02”) to ASC Topic 842, Leases. ASU 2016-02 supersedes the existing lease accounting model, and modifies both lessee and lessor accounting. The new guidance will require lessees to recognize a liability to make lease payments and a right-of-use asset, initially measured at the present value of lease payments, for both operating and financing leases. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. Under this new pronouncement, lessor accounting will be largely unchanged from existing GAAP. The new standard will be effective January 1, 2019, with early adoption permitted. We do not expect that the adoption of this pronouncement will have a material effect on our condensed consolidated financial statements; however, we will continue to evaluate this assessment until the guidance becomes effective.
In August 2016, the FASB issued an update (“ASU 2016-15”) to ASC Topic 230, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments. The objective of this amendment is to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statements of cash flows. Of the eight types of cash flows discussed in the new standard, the classification of debt prepayment, distributions received from equity method investees, and debt extinguishment costs as financing outflows may impact the Company. ASU 2016-15 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, including adoption in

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

an interim period. The amendment in the update should be applied using the retrospective transition method for each period presented. We will continue to evaluate the impact until the guidance becomes effective.

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
We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2016, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of December 31, 2015:

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$2	$—	$2
Courtyard Kauai Coconut Beach Hotel was our only remaining asset with an interest rate cap as of September 30, 2016 and it had a nominal value.
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
______________________________________

(1)
Due to the local market decline in Akron, Ohio during the fourth quarter of 2015, we recorded a non-cash impairment charge of $1.4 million on our investment in 22 Exchange, one of our student housing investments.

Quantitative Information about Level 3 Fair Value Measurements

Description	Fair Value for the year ended December 31, 2015 (in 000s)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Buildings and improvements, net(1)	$25,000	Discounted cash flow	Discount rate Terminal capitalization rate	7.5% - 8.0% 6.5% - 7.5%
______________________________________

(1)	Due to the local market decline in Akron, Ohio during the fourth quarter of 2015, we recorded a non-cash impairment charge of $1.4 million on our investment in 22 Exchange, a student housing property.
There were no impairment charges recorded during the three and nine months ended September 30, 2016 and 2015.

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
As of September 30, 2016 and December 31, 2015, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable to noncontrolling interests were at amounts that reasonably approximated their fair value based on their highly-liquid nature and short-term maturities. The fair value of the notes payable is categorized as a Level 2 in the fair value hierarchy.  The fair value was estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities.  The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.  Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2016 and December 31, 2015.
Carrying amounts of our notes payable and the related estimated fair value as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$143,686	$146,175	$178,692	$179,306
Less: unamortized debt issuance costs	(897)		(1,656)
Notes payable, net	$142,789		$177,036

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7.      Real Estate and Real Estate-Related Investments
As of September 30, 2016, we consolidated seven real estate assets in our condensed consolidated balance sheet. The following table presents certain information about our consolidated investments as of September 30, 2016:

Property Name	Description	Location	Date Acquired	Ownership Interest
Gardens Medical Pavilion	Medical office building	Palm Beach Gardens, Florida	October 20, 2010	81.8%
Courtyard Kauai Coconut Beach Hotel	Hotel	Kauai, Hawaii	October 20, 2010	80%
River Club and the Townhomes at River Club	Student housing	Athens, Georgia	April 25, 2011	85%
Lakes of Margate	Multifamily	Margate, Florida	October 19, 2011	92.5%
Arbors Harbor Town	Multifamily	Memphis, Tennessee	December 20, 2011	94%
22 Exchange	Student housing	Akron, Ohio	April 16, 2013	90%
Parkside Apartments (“Parkside”)	Multifamily	Sugar Land, Texas	August 8, 2013	90%
Real Estate Asset Disposition
Lakewood Flats
On August 16, 2016, we sold Lakewood Flats for a contract sales price of approximately $68.8 million, resulting in a gain on sale of real estate of $11.5 million and a deferred gain of approximately $1.2 million. The deferred gain represents the amount of monies held in escrow to be reimbursed upon completion of the property’s outstanding insurance claim. We recorded a loss on early extinguishment of debt of $0.5 million, which was composed of the write-off of deferred financing fees of $0.4 million and an early termination fee of $0.1 million. A portion of the proceeds from the sale were used to pay off in full the existing indebtedness of approximately $33.5 million secured by the property. Lakewood Flats was classified as held for sale on our consolidated balance sheet at June 30, 2016.
Sales of Real Estate Reported in Continuing Operations
The following table presents our sales of real estate for the nine months ended September 30, 2016 and 2015 (in millions):

Date of Sale	Property	Ownership Interest	Sales Contract Price	Net Cash Proceeds(1)	Gain on Sale of Real Estate
August 16, 2016	Lakewood Flats	100%	$68.8	$68.5	$11.5
January 8, 2015	Babcock Self Storage	85%	$5.4	$5.2	$2.0
February 21, 2015	Alte Jakobstraße	99.7%	$14.1	$13.0	$3.3
September 1, 2015	Holstenplatz	100.0%	$18.4	$18.0	$8.6
September 9, 2015	Wimberly at Deerwood	95.0%	$43.5	$42.9	$8.9
______________________________________

(1)
A portion of the net cash proceeds was used to pay off the property-associated debt of $33.5 million, $2.1 million, $6.5 million, and $26.4 million for Lakewood Flats, Babcock Self Storage (“Babcock”), AJS, and Wimberly at Deerwood (“Wimberly”), respectively. The Holstenplatz debt was paid off on April 30, 2015.

The Company does not view the 2016 disposal of Lakewood Flats or the 2015 disposals of Babcock, AJS, Holstenplatz, and Wimberly as a strategic shift. Therefore, the results of operations for Lakewood Flats is presented in continuing operations in the consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015. The results of operations for Babcock and AJS are presented in continuing operations in the condensed consolidated statements of operations for the nine months ended September 30, 2015. The results of operations for Holstenplatz and Wimberly are presented in continuing operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2015. Net income attributable to the Company for the nine months ended September 30, 2016 includes the gain on sale of Lakewood Flats of $11.5 million. Net income attributable to the Company for the nine months ended September 30, 2015 related to Babcock, AJS, Holstenplatz, and Wimberly was $17.8 million and includes the gains on sale for a total of $22.8 million.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8.                   Investment in Unconsolidated Joint Venture
We provided mezzanine financing totaling $15.3 million to an unaffiliated third-party entity (the “Borrower”) that owns an apartment complex under development in Denver, Colorado (“Prospect Park”).  The Borrower also has a senior construction loan with a third-party construction lender (the “Senior Lender”) in an aggregate principal amount up to $40 million.  The senior construction loan is guaranteed by the owners of the developer.  We also have a personal guaranty from the owners of the developer guaranteeing completion of the project and payment of cost overruns. Our mezzanine loan is secured by all of the membership interests of the Borrower and is subordinate to the senior construction loan. Our advances of $15.3 million have annual stated interest rates ranging from 10% to 18%. We evaluated this ADC Arrangement and determined that the characteristics are similar to a jointly-owned investment or partnership. Accordingly, the investment was accounted for as an unconsolidated joint venture under the equity method of accounting instead of loan accounting since we will participate in the residual interests through the sale or refinancing of the property.
Both the senior loan and our mezzanine loan were in technical default at July 31, 2016 due to a delay in completion of the project. The Senior Lender and the Company have decided not to call the loan and will amend the loan agreements when construction is complete. Completion of the project is expected to occur before the end of 2016. As of September 30, 2016, the outstanding principal balance under the mezzanine loan was $15.3 million. The Borrower has been funding any cost overruns.
We considered the impact of these events on the accounting treatment and determined the ADC Arrangement will continue to be accounted for as an unconsolidated joint venture under the equity method of accounting. We will continue to monitor this situation and any impact these events might have on our ability to ultimately realize the investment. The ADC Arrangement is reassessed at each reporting period.
In connection with this investment, interest capitalized for the three and nine months ended September 30, 2016 was less than $0.1 million and less than $0.2 million, respectively.  Interest capitalized for the three and nine months ended September 30, 2015 was $0.1 million and $0.4 million, respectively. For the three months ended September 30, 2016 and 2015, we recorded no equity in earnings (losses) of unconsolidated joint venture related to our investment in Prospect Park.
The following table sets forth our ownership interest in Prospect Park:

	Ownership Interest		Carrying Amount
Property Name	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Prospect Park	N/A	N/A	$14,658	$14,482

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9. Variable Interest Entities
As discussed in Note 3, effective January 1, 2016, we have adopted the guidance in ASU 2015-02. As a result, the Operating Partnership (see Note 1) and each of our less than wholly-owned real estate partnerships (22 Exchange, LLC, Gardens Medical Pavilion, LLC, SL Parkside Apartments, LLC, and the ADC Arrangement associated with Prospect Park) have been deemed to have the characteristics of a VIE. However, we were not required to consolidate any previously unconsolidated entities or deconsolidate any previously consolidated entities as a result of the change in classification. Accordingly, there has been no change to the amounts reported in our condensed consolidated balance sheets and statements of cash flows or amounts recognized in our condensed consolidated statements of operations.
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
Unconsolidated VIEs
Included in the Company’s joint venture investments at September 30, 2016 is the ADC Arrangement associated with Prospect Park, which is accounted for as an unconsolidated joint venture and is a VIE. Refer to Note 8 for further details on the ADC Arrangement. This arrangement was established to provide mezzanine financing to an unaffiliated third party that owns Prospect Park, an apartment complex under development in Denver, Colorado. Based on our reevaluation under ASU 2015-02, we determined that we are not the primary beneficiary of this VIE based on the rights of the general partner. The arrangement does not allow for substantive kick-out rights over the general partner and we do not have the power to direct the activities of Prospect Park that most significantly affect the entity’s economic performance. Accordingly, we have determined it is appropriate, consistent with past accounting, that the Prospect Park ADC Arrangement will continue to be accounted for under the equity method.
As of September 30, 2016 and December 31, 2015, total assets of the property under development were approximately $74 million and $63.9 million, respectively. Total assets as of September 30, 2016 and December 31, 2015 were made up of construction in progress of $63.6 million and $53.5 million, respectively, land of $9.8 million, and other assets of $0.6 million and $0.5 million, respectively. The outstanding balance on the senior construction loan as of September 30, 2016 and December 31, 2015 was $35.7 million and $26.9 million, respectively. At September 30, 2016 and December 31, 2015, the outstanding principal balance of our mezzanine loan was $15.3 million.
The Company’s maximum exposure to losses associated with its unconsolidated joint venture is limited to its carrying value in this investment. As of September 30, 2016 and December 31, 2015, the Company’s carrying value and maximum exposure to loss in this investment was $14.7 million and $14.5 million, respectively.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10.                     Notes Payable
The following table sets forth information on our notes payable as of September 30, 2016 and December 31, 2015:

	Notes Payable as of
Description	September 30, 2016	December 31, 2015	Interest Rate		Maturity Date
Courtyard Kauai Coconut Beach Hotel	$38,000	$38,000	30-day LIBOR + .95%	(1)	5/9/2017
Gardens Medical Pavilion	13,001	13,298	4.9%		1/1/2018
River Club and the Townhomes at River Club	24,016	24,299	5.26%		5/1/2018
Lakes of Margate	14,309	14,496	5.49% and 5.92%		1/1/2020
Arbors Harbor Town	24,775	25,130	3.985%		1/1/2019
22 Exchange	19,392	19,500	3.93%		5/5/2023
Parkside(2)	10,193	10,469	5%		6/1/2018
Lakewood Flats(3)	—	33,500	30-day LIBOR + 1.5%	(1)	11/5/2019
Total debt	143,686	178,692
Deferred financing fees(4)	(897)	(1,656)
Notes payable, net of deferred financing fees	142,789	177,036
Total notes payable obligations	$142,789	$177,036
_________________________________

(1)	30-day London Interbank Offered Rate (“LIBOR”) was 0.53% at September 30, 2016.

(2)	Includes approximately $0.3 million of unamortized premium related to debt we assumed at acquisition.

(3)	On August 16, 2016, we sold Lakewood Flats to an unaffiliated third party. A portion of the proceeds from the sale were used to payoff the existing indebtedness associated with the property.
(4) Effective January 1, 2016, we adopted ASU 2015-03, which requires companies to present the debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of the related debt liability. See Note 3, Summary of Significant Accounting Policies, for further details.
At September 30, 2016, our notes payable balance was $142.8 million, net of deferred financing fees of $0.9 million. We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the Courtyard Kauai Coconut Beach Hotel, 22 Exchange, and Parkside notes payable. Interest capitalized in connection with our equity method investment in Prospect Park for the three and nine months ended September 30, 2016 was less than $0.1 million and less than $0.2 million, respectively. Interest capitalized for the three and nine months ended September 30, 2015 was $0.1 million and $0.4 million, respectively.
On August 16, 2016, we sold Lakewood Flats to an unaffiliated third party and used a portion of the proceeds from the sale to fully satisfy the existing indebtedness of approximately $33.5 million.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

We are subject to customary affirmative, negative, and financial covenants and representations, warranties, and borrowing conditions, all as set forth in our loan agreements, including, among other things, maintaining minimum debt service coverage ratios, loan to value ratios and liquidity. As of September 30, 2016, we believe we were in compliance with the covenants under our loan agreements. The following table summarizes our contractual obligations for principal payments as of September 30, 2016:

Year	Amount Due
October 1, 2016 - December 31, 2016	$524
2017	40,151
2018	46,807
2019	24,308
2020	13,771
Thereafter	17,845
Total contractual obligations for principal payments	143,406
Unamortized premium	280
Total notes payable	143,686
Less: Deferred financing fees, net	(897)
Notes payable, net	$142,789

11.               Leasing Activity
Future minimum base rental payments of our remaining office property due to us under non-cancelable leases in effect as of September 30, 2016 are as follows:

Year	Amount Due
October 1, 2016 - December 31, 2016	$308
2017	1,250
2018	980
2019	919
2020	927
Thereafter	3,000
Total	$7,384

The schedule above does not include rental payments due to us from our multifamily, hotel, and student housing properties, as leases associated with these properties typically are for periods of one year or less. We have one remaining office property at September 30, 2016, Gardens Medical Pavilion, located in Palm Beach Gardens, Florida.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12.               Derivative Instruments and Hedging Activities
We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations.  The hedging strategy of entering into interest rate caps and swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.  As of September 30, 2016, we had one remaining interest rate cap which was not designated as a hedging instrument. At September 30, 2016 and December 31, 2015, the fair value of our derivative instrument had a nominal value and was reported in prepaid expenses and other assets.
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
The table below presents the fair value of our derivative financial instrument, as well as its classification on the consolidated balance sheets as of September 30, 2016 and December 31, 2015:

Derivative not designated as hedging instrument:		Asset Derivative(1)
	Balance Sheet Location	September 30, 2016	December 31, 2015

Interest rate derivative contract	Prepaid expenses and other assets	$—	$2
______________________________________

(1)	The interest rate cap for Courtyard Kauai Coconut Beach Hotel had a nominal value at September 30, 2016 and 2015.
The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015:

Derivatives Not Designated as Hedging Instruments(1)
Amount of Loss
Three months ended September 30,		Nine months ended September 30,
2016	2015	2016	2015
$—	$—	$2	$15
______________________________________

(1)	Courtyard Kauai Coconut Beach Hotel interest rate cap had a nominal value and was our only remaining asset with an interest rate cap during the three and nine months ended September 30, 2016 and 2015.

13.              Distributions
Distributions are authorized at the discretion of our board of directors based on its analysis of our performance over the previous periods and expectations of performance for future periods. These analyses may include actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, general financial and market conditions, proceeds from asset sales, and other factors that our board deems relevant. The board’s decision will be substantially influenced by its obligation to ensure that we maintain our federal tax status as a REIT. We cannot provide assurance that we will pay distributions at any particular level, or at all. We expect that any future distributions authorized by our board of directors will be periodic, special distributions as opposed to regular monthly or quarterly distributions.
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
The Advisor or its affiliates receive acquisition and advisory fees of 1.5% of the amount paid in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets. In addition, the Advisor and its affiliates receive acquisition and advisory fees of 1.5% of the funds advanced in respect of a loan investment. We incurred no acquisition and advisory fees payable to the Advisor for the nine months ended September 30, 2016. We incurred acquisition and advisory fees payable to the Advisor of less than $0.1 million for the nine months ended September 30, 2015 as a result of improvements made to our assets. During the nine months ended September 30, 2016 and 2015, we had no acquisitions.
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
The Advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the Advisor or its affiliates incur that are due to third parties or related to the additional services provided by the Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. For the nine months ended September 30, 2016, we incurred no acquisition expense reimbursements. For the nine months ended September 30, 2015, we incurred less than $0.1 million in acquisition expense reimbursements.
We pay the Advisor or its affiliates a debt financing fee of 0.5% of the amount available under any loan or line of credit made available to us and pay directly all third-party costs associated with obtaining the debt financing. We incurred no debt financing fees for the nine months ended September 30, 2016 and 2015.
We pay the Advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable to us.  We incurred no such fees for the nine months ended September 30, 2016 and 2015.
We pay the Advisor or its affiliates a monthly asset management fee of one-twelfth of 0.7% of the value of each asset. The value of our assets will be the value as determined in connection with the establishment and publication of an estimated value per share unless the asset was acquired after our publication of an estimated value per share (in which case the value of the asset will be the contract purchase price of the asset). For the nine months ended September 30, 2016 and 2015, we expensed $1.6 million and $2 million, respectively, of asset management fees payable to the Advisor.  The totals for the nine months ended September 30, 2016 and 2015 include asset management fees related to our disposed properties.
The Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent that they provide services related to us for which the Advisor receives an acquisition, asset management, or debt financing fee, including wages and benefits of the personnel. Instead of reimbursing the Advisor for specific expenses paid or incurred in connection with providing services to us, we pay the Advisor an administrative services fee based on a budget of expenses prepared by the Advisor. The administrative services fee is intended to reimburse for all costs associated with providing services to us. Under the Fifth Advisory Agreement, the administrative services fee is the lesser of (i) $1.3 million per calendar year, and (ii) the costs of providing administrative services to us under the Fifth Advisory Agreement, payable in

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

four equal quarterly installments within 45 days of the end of each calendar quarter. For the calendar year ending December 31, 2015, the administrative services fee was $1.5 million. In addition, under the advisory management agreement, we are to reimburse the Advisor for certain due diligence services provided in connection with asset dispositions or debt financings separately from the administrative services fee. For the nine months ended September 30, 2016 and 2015, we incurred and expensed such costs for administrative services and due diligence services of approximately $0.9 million and $1.2 million, respectively. Included in that amount is less than $0.1 million related to certain due diligence services provided in connection with asset dispositions during the nine months ended September 30, 2016 and 2015.
Notwithstanding the fees and cost reimbursements payable to our Advisor pursuant to the Fifth Advisory Agreement, under our charter we may not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts, or other similar non-cash reserves and excluding any gain from the sale of our assets for that period unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2016, our total operating expenses (including the asset management fee) were not excessive.
Property Manager
We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity II Management Services, LLC or its affiliates (collectively, our “Property Manager”), fees for the management, leasing, and construction supervision of our properties which is 4.0% of gross revenues of the properties managed by our Property Manager. We pay our Property Manager an oversight fee equal to 0.5% of the gross revenues of the property managed for any property for which we contract directly with a third-party property manager.  In no event will our Property Manager receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay our Property Manager directly for its services, we will pay our Property Manager a management fee or oversight fee, as applicable, based only on our economic interest in the property.  We incurred and expensed property management fees or oversight fees to our Property Manager of approximately $0.4 million and $0.5 million for the nine months ended September 30, 2016 and 2015, respectively.
We pay our Property Manager a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We incurred no construction management fees for the nine months ended September 30, 2016 and 2015.
We are dependent on the Advisor and our Property Manager for certain services that are essential to us, including asset disposition decisions, property management and leasing services, and other general administrative responsibilities.  In the event that these companies were unable to provide us with their respective services, we would be required to obtain such services from other sources.

15.              Supplemental Cash Flow Information
Supplemental cash flow information is summarized below:

	Nine months ended September 30,
Description	2016	2015
Interest paid, net of amounts capitalized	4,484	$4,959
Income taxes paid, net	175	856
Non-cash investing activities and financing activities:
Proceeds held in escrow through sale of real estate interests	—	912
Capital expenditures for real estate in accrued liabilities	139	414
Accrued distributions to noncontrolling interest	21	40

Behringer Harvard Opportunity REIT II, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

16.         Subsequent Events
Share Redemption Program
On November 9, 2016, our board of directors approved redemptions for the fourth quarter of 2016 totaling 141,841 shares with an aggregate redemption payment of approximately $0.7 million. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for a full description of the price at which we redeem shares under our share redemption program.
******

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto.

Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard Opportunity REIT II, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us,” or “our”), including our ability to rent space on favorable terms, to address our debt maturities and to fund our liquidity requirements, to sell our assets when we believe advantageous to achieve our investment objectives, our anticipated capital expenditures, the amount and timing of anticipated future special cash distributions to our stockholders, the estimated per share value of our common stock, and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.
These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy, and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described herein and under “Item 1A, Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2016 and the factors described below:

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

•
future changes in market factors that could affect the ultimate performance of our development or redevelopment projects, including but not limited to construction costs, plan or design changes, schedule delays, availability of construction financing, performance of developers, contractors and consultants, and growth in rental rates and operating costs;

•	our ability to secure leases at favorable rental rates;

•	our ability to sell our assets at a price and on a timeline consistent with our investment objectives;

•	impairment charges;

•	unfavorable changes in laws or regulations impacting our business, our assets, or our key relationships; and

•	factors that could affect our ability to qualify as a real estate investment trust.
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

Liquidity and Capital Resources
We had unrestricted cash and cash equivalents of $69.7 million at September 30, 2016. Our principal demands for funds going forward will be for the payment of (a) operating expenses, (b) interest and principal on our outstanding indebtedness, and (c) special distributions. Generally, we expect to meet cash needs for the payment of operating expenses and interest on our outstanding indebtedness from our cash flow from operations and to fund special distributions (if any) from our proceeds from asset sales. To the extent that our cash flow from operations is not sufficient to cover our operating expenses, interest on our outstanding indebtedness, or redemptions, we expect to use borrowings and asset sales to fund such needs.
We are not actively seeking to purchase additional properties, but may invest capital in our current assets in order to position them for sale in the normal course of business. We intend to hold our various real properties until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. Our board of directors is in the process of considering the orderly disposition of our assets. We sold Lakewood Flats in the third quarter of 2016 and sold four properties in 2015.
On January 5, 2016, we paid a special cash distribution of $38.4 million, or $1.50 per share of common stock. On March 31, 2015, we paid a special cash distribution of $25.7 million, or $1.00 per share of common stock. Both distributions were funded from proceeds of asset sales.
We continually evaluate our liquidity and ability to fund future operations and debt obligations.  The next debt maturity for the Company is May 2017, related to the Courtyard Kauai Coconut Beach Hotel. If we have not disposed of the property by the maturity date, we will either repay the outstanding balance with available cash or refinance all or a portion of the balance outstanding. In addition to our debt obligations, we consider other factors in evaluating our liquidity. For example, to the extent our portfolio is concentrated in certain geographic regions and types of assets, downturns relating generally to such regions and assets may result in tenants defaulting on their lease obligations at a number of our properties within a short time period.  Such defaults could negatively affect our liquidity and adversely affect our ability to fund our ongoing operations. For the nine months ended September 30, 2016, excluding sold assets, 44% and 15% of our total revenues were derived from our properties located in Hawaii and Florida, respectively. Additionally, excluding our property sold in 2016, 44% of our total revenues were from our hotel property and 30% were from our multifamily properties.
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
At September 30, 2016, our notes payable balance was $142.8 million, net of deferred financing fees of $0.9 million and had a weighted average interest rate of 3.8%. As of December 31, 2015, the Company had notes payable of $177 million, net of deferred financing fees of $1.7 million, with a weighted average interest rate of 3.5%. We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the Courtyard Kauai Coconut Beach Hotel, 22 Exchange, and Parkside notes payable.
On August 16, 2016, we sold Lakewood Flats to an unaffiliated third party and used a portion of the proceeds from the sale to pay off in full the existing indebtedness of approximately $33.5 million.
Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios, loan to value ratios, and liquidity.  As of September 30, 2016, we believe we were in compliance with the debt covenants under our loan agreements.
One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of September 30, 2016. Interest payments on variable rate debt are based on rates in effect as of September 30, 2016. The table does not represent any extension options (in thousands):

	Payments Due by Period(1)(2)
	October 1, 2016 -December 31, 2016	2017	2018	2019	2020	Thereafter	Total
Principal payments - fixed rate debt	$524	$2,151	$46,807	$24,308	$13,771	$17,845	$105,406
Principal payments - variable rate debt	—	38,000	—	—	—	—	38,000
Interest payments - fixed rate debt	1,244	4,924	3,306	1,581	786	1,670	13,511
Interest payments - variable rate debt	143	204	—	—	—	—	347
Total(3)	$1,911	$45,279	$50,113	$25,889	$14,557	$19,515	$157,264
________________________________

(1)	Does not include approximately $0.3 million of unamortized premium related to debt we assumed on our acquisition of Parkside.

(2)
Effective January 1, 2016, we adopted ASU 2015-03, which requires companies to present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of the related debt liability. See Note 3, Summary of Significant Accounting Policies, for further details.

(3)	Does not include assumptions for any available extension options.

Results of Operations
As of September 30, 2016, we had eight real estate investments, seven of which were consolidated (one wholly owned and six properties consolidated through investments in joint ventures). We sold Lakewood Flats on August 16, 2016.
As of September 30, 2015, we had nine real estate investments, eight of which were consolidated, (one wholly owned and seven properties consolidated through investments in joint ventures). We sold four properties during 2015: Babcock and AJS in the first quarter and Holstenplatz and Wimberly in the third quarter.
Three months ended September 30, 2016 as compared to the three months ended September 30, 2015.
The following table provides summary information about our results of operations for the three months ended September 30, 2016 and 2015 ($ in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change due to Dispositions(1)	$ Change due to Same Store(2)
	2016	2015
Rental revenue	$6,740	$8,349	$(1,609)	(19.3)%	$(1,907)	$298
Hotel revenue	4,653	4,190	463	11.1%	—	463
Property operating expenses	2,635	3,172	(537)	(16.9)%	(541)	4
Hotel operating expenses	3,509	3,166	343	10.8%	—	343
Interest expense, net	1,561	1,711	(150)	(8.8)%	(264)	114
Real estate taxes	1,197	1,637	(440)	(26.9)%	(450)	10
Property management fees	374	415	(41)	(9.9)%	(65)	24
Asset management fees(3)	554	657	(103)	(15.7)%	(126)	23
General and Administrative	705	1,061	(356)	(33.6)%	n/a	n/a
Depreciation and amortization	2,616	3,467	(851)	(24.5)%	(918)	67
Loss on early extinguishment of debt	(500)	(613)	113	(18.4)%	113	—
Gain on sale of real estate	11,462	17,451	(5,989)	(34.3)%	(5.989)	—
Income tax benefit (expense)	29	(1,076)	1,105	(102.7)%	1,105	—
______________________

(1)
Represents the dollar amount decrease for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 related to the 2016 disposition of Lakewood Flats and the 2015 dispositions of Holstenplatz and Wimberly.

(2)
Represents the dollar amount increase (decrease) for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 with respect to real estate and real estate-related investments owned by us during the entire periods presented, excluding any we have classified as held for sale (“Same Store”). Same Store for the periods ended September 30, 2016 and 2015 include Gardens Medical Pavilion, River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town, Courtyard Kauai Coconut Beach Hotel, 22 Exchange, and Parkside.

(3)
Asset management fees payable to the Advisor are an obligation of the Company, and as such, asset management fees associated with all investments owned during the period are classified in continuing operations. Therefore, the amounts above include asset management fees associated with any property owned during a particular period, including those related to our disposed properties.

The following table reflects rental revenue and property operating expenses for the three months ended September 30, 2016 and 2015 for: (i) our Same Store operating portfolio; and (ii) our disposition of Lakewood Flats on August 16, 2016 and our 2015 dispositions of Holstenplatz and Wimberly (in thousands):

	Three Months Ended September 30,
Description	2016	2015	Change
Rental revenue
Same Store	$5,905	$5,607	$298
Dispositions	835	2,742	(1,907)
Total rental revenue	$6,740	$8,349	$(1,609)

Property operating expenses
Same Store	$2,308	$2,304	$4
Dispositions	327	868	(541)
Total property operating expenses	$2,635	$3,172	$(537)

The tables below reflect occupancy and effective monthly rental rates for our Same Store operating properties and occupancy and average daily rate (“ADR”) for Courtyard Kauai Coconut Beach Hotel:

	Occupancy (%)		Effective Monthly Rent per Square Foot/Unit/Bed ($)(1)
	As of September 30,		As of September 30,
Property	2016	2015	2016	2015
Gardens Medical Pavilion	66%	62%	$2.08	$2.10	per sq ft
River Club and the Townhomes at River Club	99%	100%	408.06	393.40	per bed
Lakes of Margate	95%	93%	1,256.74	1,189.68	per unit
Arbors Harbor Town	94%	96%	1,208.90	1,135.16	per unit
22 Exchange	90%	96%	499.45	541.07	per bed
Parkside	93%	85%	1,125.63	1,127.96	per unit
______________________________

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

	Occupancy (%)(1)		ADR ($)
	Three Months Ended September 30,		Three Months Ended September 30,
Property	2016	2015	2016	2015
Courtyard Kauai Coconut Beach Hotel	86%	78%	$136.17	$139.02
_______________________________________

(1)
Represents average occupancy for the three months ended September 30. The Courtyard Kauai Coconut Beach Hotel has 311 rooms and approximately 6,200 square feet of meeting space. Occupancy is for the entire three-month period and is based on standard industry metrics, including rooms available for rent.

Continuing Operations
Our results of operations for the respective periods presented reflect decreases in most categories. During the three months ended September 30, 2016, we had decreases in rental revenue and property operating expenses of $1.9 million and $0.5 million, respectively, from the impact of our dispositions in 2016 and 2015. Management expects decreases in most categories in the future as we dispose of additional real estate and real estate-related assets. We are not actively seeking to purchase additional assets at this time, but may invest capital in our current assets in order to position them for sale in the normal course of business.
Revenues.  Revenues for the three months ended September 30, 2016, including Courtyard Kauai Coconut Beach Hotel, were $11.4 million, a decrease of approximately $1.1 million from the three months ended September 30, 2015.  Same Store rental revenue (including our hotel revenue) for the three months ended September 30, 2016 and 2015 was $10.6 million and $9.8 million, respectively. Rental revenue from Lakewood Flats, which was sold in the third quarter of 2016, was $0.8 million and $1.6 million for the three months ended September 30, 2016 and 2015, respectively. Rental revenue from Holstenplatz and Wimberly, which were disposed of in 2015, was $1.1 million for the three months ended September 30, 2015.
The change in revenue is primarily due to:

•
a decrease in rental revenue of $1.9 million during the third quarter of 2016 as a result of our 2016 and 2015 dispositions. This decrease was partially offset by an increase of approximately $0.3 million related to our Same Store operations; and

•
an increase in hotel revenue of $0.5 million, or 11.1%, at the Courtyard Kauai Coconut Beach Hotel due to a 9.3% increase in occupancy rate and a 7.1% increase in revenue per available room (“RevPar”) period-over-period.

Property Operating Expenses.    Property operating expenses for the three months ended September 30, 2016 and 2015 were approximately $2.6 million and $3.2 million, respectively. The decrease of approximately $0.6 million was primarily due to our dispositions in 2016 and 2015.
Hotel Operating Expenses.  Hotel operating expenses for the three months ended September 30, 2016 and 2015 were $3.5 million and $3.2 million, respectively. The increase in hotel operating expenses was primarily due to an increase of $0.2 million in food and beverage costs incurred during the three months ended September 30, 2016 at the Courtyard Kauai Coconut Beach Hotel.
Interest Expense, net.   Interest expense for the three months ended September 30, 2016 and 2015 was $1.6 million and $1.7 million, respectively.  The approximate $0.1 million decrease was primarily due to a decrease of $0.2 million related to our dispositions in 2016 and 2015. For the three months ended September 30, 2016 and 2015, we capitalized interest of approximately $0.1 million in connection with our equity method investment in Prospect Park, which is currently under development.
Real Estate Taxes.  Real estate taxes were $1.2 million and $1.6 million for the three months ended September 30, 2016 and 2015, respectively. Our dispositions in 2016 and 2015 accounted for a decrease of approximately $0.4 million and was partially offset by increases of less than $0.1 million in our Same Store operations.
Property Management Fees.   Property management fees, which are based on revenues, were $0.4 million for the three months ended September 30, 2016 and 2015, and were composed of property management fees paid to unaffiliated third parties and our Property Manager.
Asset Management Fees.   Asset management fees for the three months ended September 30, 2016 and 2015 were $0.6 million and $0.7 million, respectively, and were composed of asset management fees paid to our Advisor and third parties with respect to our investments. Asset management fees for the three months ended September 30, 2016 and 2015 include fees related to our disposed properties of less than $0.1 million, each.
General and Administrative Expenses.   General and administrative expenses for the three months ended September 30, 2016 and 2015 were $0.7 million and $1.1 million, respectively, and were composed of audit fees, legal fees, board of directors’ fees, and other administrative expenses.  Decreases in legal fees, audit fees, and administrative service fees payable to the Advisor during the three months ended September 30, 2016 accounted for approximately $0.3 million of the overall $0.4 million decrease.
Depreciation and Amortization.   Depreciation and amortization for the three months ended September 30, 2016 and 2015 was approximately $2.6 million and $3.5 million, respectively.  The decrease of $0.9 million during the third quarter of 2016 was primarily due to our 2016 and 2015 dispositions.

Loss on Early Extinguishment of Debt.   We recorded a loss on early extinguishment of debt of $0.5 million in the third quarter of 2016 as a result of the pay off in full of Lakewood Flat’s existing indebtedness when we sold the property in September 2016. The $0.5 million loss was composed of the write-off of deferred financing fees of $0.4 million and an early termination fee of $0.1 million. We recorded a loss on early extinguishment of debt of $0.6 million in the third quarter of 2015 as a result of the pay off in full of Wimberly’s existing indebtedness when we sold the property in September 2015. The $0.6 million loss was composed of the write-off of deferred financing fees of $0.3 million and an early termination fee of $0.3 million.
Gain on Sale of Real Estate.   During the third quarter of 2016, we recorded gains on sale of approximately $11.5 million and a deferred gain of approximately $1.2 million for Lakewood Flats, which sold on August 16, 2016. During the three months ended September 30, 2015, we recorded gains on sale of approximately $17.5 million, which consists of $8.6 million for Holstenplatz, which was sold on September 1, 2015, and $8.9 million for Wimberly, which was sold on September 9, 2015. As discussed in Note 7, Real Estate and Real Estate-Related Investments, the Company did not view the disposals of Lakewood Flats, Holstenplatz, or Wimberly as a strategic shift and the results of operations are presented in continuing operations.
Income Tax Expense. During the third quarter of 2015, we recorded a provision for income tax of approximately $1 million as a result of foreign income tax related to the sale of Holstenplatz. The foreign income tax was calculated on gains recognized at the exchange rate in effect on the sale date of September 1, 2015 and calculated using current tax rates. We had less than $0.1 million income tax benefit in the third quarter of 2016, related to the difference in actual income taxes due and the originally estimated income taxes payable on the sale of Holstenplatz.

Nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.
The following table provides summary information about our results of operations for the nine months ended September 30, 2016 and 2015 ($ in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change due to Dispositions(1)	$ Change due to Same Store(2)
	2016	2015
Rental revenue	$21,590	$25,300	$(3,710)	(14.7)%	$(4,715)	$1,005
Hotel revenue	$13,946	13,332	614	4.6%	—	614
Property operating expenses	7,128	8,836	(1,708)	(19.3)%	(1,570)	(138)
Hotel operating expenses	10,219	9,440	779	8.3%	—	779
Interest expense, net	4,692	5,278	(586)	(11.1)%	(745)	159
Real estate taxes	4,113	4,793	(680)	(14.2)%	(734)	54
Property management fees	1,164	1,279	(115)	(9.0)%	(169)	54
Asset management fees(3)	1,773	2,099	(326)	(15.5)%	(343)	17
General and Administrative	2,246	2,772	(526)	(19.0)%	n/a	n/a
Depreciation and amortization	8,396	11,869	(3,473)	(29.3)%	(3,804)	331
Loss on early extinguishment of debt	(500)	(732)	232	(31.7)%	232	—
Gain on sale of real estate	11,462	22,771	(11,309)	(49.7)%	(11,309)	—
Income tax benefit (expense)	29	(2,740)	2,769	(102.7)%	2,769	—
______________________

(1)
Represents the dollar amount decrease for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 related to the 2016 disposition of Lakewood Flats and the 2015 dispositions of AJS, Babcock, Holstenplatz, and Wimberly.

(2)
Represents the dollar amount increase (decrease) for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 with respect to real estate and real estate-related investments owned by us during the entire periods presented, excluding any we have classified as held for sale (“Same Store”). Same Store for the periods ended September 30, 2016 and 2015 include Gardens Medical Pavilion, River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town, Courtyard Kauai Coconut Beach Hotel, 22 Exchange, and Parkside.

(3)
Asset management fees payable to the Advisor are an obligation of the Company, and as such, asset management fees associated with all investments owned during the period are classified in continuing operations. Therefore, the amounts above include asset management fees associated with any property owned during a particular period, including those related to our disposed properties.

The following table reflects rental revenue and property operating expenses for the nine months ended September 30, 2016 and 2015 for: (i) our Same Store operating portfolio; and (ii) our 2016 disposition of Lakewood Flats and our 2015 dispositions of Babcock, AJS, Holstenplatz and Wimberly (in thousands):

	Nine Months Ended September 30,
Description	2016	2015	Change
Rental revenue
Same Store	$17,458	$16,453	$1,005
Dispositions	4,132	8,847	(4,715)
Total rental revenue	$21,590	$25,300	$(3,710)

Property operating expenses
Same Store	$6,120	$6,258	$(138)
Dispositions	1,008	2,578	(1,570)
Total property operating expenses	$7,128	$8,836	$(1,708)

The tables below reflect occupancy and effective monthly rental rates for our Same Store operating properties and occupancy and average daily rate (“ADR”) for Courtyard Kauai Coconut Beach Hotel:

	Occupancy (%)		Effective Monthly Rent per Square Foot/Unit/Bed ($)(1)
	As of September 30,		As of September 30,
Property	2016	2015	2016	2015
Gardens Medical Pavilion	66%	62%	$2.08	$2.10	per sq ft
River Club and the Townhomes at River Club	99%	100%	408.06	393.40	per bed
Lakes of Margate	95%	93%	1,256.74	1,189.68	per unit
Arbors Harbor Town	94%	96%	1,208.90	1,135.16	per unit
22 Exchange	90%	96%	499.45	541.07	per bed
Parkside	93%	85%	1,125.63	1,127.96	per unit
______________________________

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

	Occupancy (%)(1)		ADR ($)
	Nine Months Ended September 30,		Nine Months Ended September 30,
Property	2016	2015	2016	2015
Courtyard Kauai Coconut Beach Hotel	84%	83%	$141.26	$140.88
_______________________________________

(1)
Represents average occupancy for the nine months ended September 30. The Courtyard Kauai Coconut Beach Hotel has 311 rooms and approximately 6,200 square feet of meeting space. Occupancy is for the entire nine-month period and is based on standard industry metrics, including rooms available for rent.

Continuing Operations
Our results of operations for the respective periods presented reflect decreases in most categories. During the nine months ended September 30, 2016, we had decreases in rental revenue and property operating expenses of $4.7 million and $1.6 million, respectively, from the impact of our dispositions in 2016 and 2015. Management expects decreases in most categories in the future as we dispose of additional real estate and real estate-related assets. We are not actively seeking to purchase additional assets at this time, but may invest capital in our current assets in order to position them for sale in the normal course of business.
Revenues.  Revenues for the nine months ended September 30, 2016, including Courtyard Kauai Coconut Beach Hotel, were $35.5 million, a decrease of approximately $3.1 million from the nine months ended September 30, 2015.  Same Store rental revenue (including our hotel revenue) for the nine months ended September 30, 2016 and 2015 was $31.4 million and $29.8 million, respectively. Rental revenue from Lakewood Flats, disposed of in 2016, was $4.1 million and $4.7 million for the nine months ended September 30, 2016 and 2015, respectively. Rental revenue from Babcock, AJS, Holstenplatz, and Wimberly, disposed of in 2015, was $4.1 million for the nine months ended September 30, 2015.
The change in revenue is primarily due to:

•
a decrease in rental revenue of $4.7 million for the nine months ended September 30, 2016 as a result of our 2016 and 2015 dispositions. This decrease was partially offset by an increase of approximately $1 million related to our Same Store operations; and

•
an increase in hotel revenue of $0.6 million, or 4.6%, at the Courtyard Kauai Coconut Beach Hotel due to a 0.3% increase in ADR resulting in a 1.4% increase in RevPar period-over-period. Occupancy increased 1.2% in the first nine months of 2016 compared to 2015. In addition, food and beverage revenue increased $0.4 million during the nine months ended September 30, 2016.

Property Operating Expenses.    Property operating expenses for the nine months ended September 30, 2016 and 2015 were approximately $7.1 million and $8.8 million, respectively. The decrease of approximately $1.7 million was primarily due to a decrease of $1.6 million related to our dispositions in 2016 and 2015 and a decrease of $0.1 million related to our Same Store operations.
Hotel Operating Expenses.  Hotel operating expenses for the nine months ended September 30, 2016 and 2015 were $10.2 million and $9.4 million, respectively. The increase in hotel operating expenses was primarily due to increases of $0.5 million in food and beverage costs and $0.2 million in sales and marketing costs incurred during 2016 at the Courtyard Kauai Coconut Beach Hotel.
Interest Expense, net.   Interest expense for the nine months ended September 30, 2016 and 2015 was $4.7 million and $5.3 million, respectively.  The approximate $0.6 million decrease was primarily due to our dispositions in 2016 and 2015. For the nine months ended September 30, 2016 and 2015, we capitalized interest of approximately $0.1 million and $0.4 million, respectively, in connection with our equity method investment in Prospect Park, which is currently under development.
Real Estate Taxes.  Real estate taxes were $4.1 million and $4.8 million for the nine months ended September 30, 2016 and 2015, respectively. Our dispositions in 2016 and 2015 accounted for a decrease of $0.7 million.
Property Management Fees.   Property management fees, which are based on revenues, were $1.2 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively. These were composed of property management fees paid to unaffiliated third parties and our Property Manager.
Asset Management Fees.   Asset management fees for the nine months ended September 30, 2016 and 2015 were $1.8 million and $2.1 million, respectively, and were composed of asset management fees paid to our Advisor and third parties with respect to our investments. Asset management fees for the nine months ended September 30, 2016 and 2015 include fees related to our disposed properties. We expensed $0.3 million in asset management fees related to disposed properties during the nine months ended September 30, 2016 and 2015.
General and Administrative Expenses.   General and administrative expenses for the nine months ended September 30, 2016 and 2015 were $2.2 million and $2.8 million, respectively, and were composed of audit fees, legal fees, board of directors’ fees, and other administrative expenses. The decrease of approximately $0.6 million during the first nine months of 2016 was primarily due to decreases of $0.3 million and $0.3 million in legal fees and administrative service fees payable to the Advisor, respectively.

Depreciation and Amortization.   Depreciation and amortization for the nine months ended September 30, 2016 and 2015 was approximately $8.4 million and $11.9 million, respectively.  The decrease of $3.5 million during the first nine months of 2016 was primarily due to a $3.8 million decrease related to our 2016 and 2015 dispositions. This decrease was partially offset by a period-over-period increase of $0.3 million related to our Same Store operations.
Loss on Early Extinguishment of Debt.   We recorded a loss on early extinguishment of debt of $0.5 million during the nine months ended September 30, 2016 as a result of the pay off in full of Lakewood Flat’s existing indebtedness when we sold the property in September 2016. During the nine months ended September 30, 2015, we recorded losses on early extinguishment of debt of $0.6 million and $0.1 million as a result of the pay off of debt on our Wimberly and AJS investments, which we sold in September 2015 and February 2015, respectively.
Gain on Sale of Real Estate. During the nine months ended September 30, 2016, we recorded a gain on sale of approximately $11.5 million and a deferred gain of approximately $1.2 million for Lakewood Flats. During the nine months ended September 30, 2015, we recorded gains on sale of $22.8 million related to our 2015 dispositions, which consists of $2 million for Babcock, $3.3 million for AJS, $8.6 million for Holstenplatz, and $8.9 million for Wimberly. The gain on sale of AJS is net of a CTA of $0.6 million. The gain on sale of Holstenplatz includes a CTA credit of $0.4 million. As discussed in Note 7, Real Estate and Real Estate-Related Investments, the Company did not view the disposals of Lakewood Flats, Holstenplatz, Wimberly, Babcock, and AJS as a strategic shift and the results of operations are presented in continuing operations.
Income Tax Expense. During the first quarter of 2015, we recorded a provision for income tax of approximately $2.2 million as a result of foreign income tax related to the sale of AJS. The foreign income tax was calculated on gains recognized at the exchange rate in effect on the sale date of February 21, 2015 and calculated using current tax rates. During the second quarter of 2015, we recorded a credit of $0.5 million to the provision for income tax based on a change in the estimated taxes payable on the sale of AJS. During the third quarter of 2015, we recorded a provision for income tax of approximately $1 million as a result of foreign income tax related to the sale of Holstenplatz, resulting in a total income tax provision of $2.7 million for the nine months ended September 30, 2015. The foreign income tax was calculated on gains recognized at the exchange rate in effect on the sale date of September 1, 2015 and calculated using current tax rates. We had less than $0.1 million income tax benefit in the third quarter of 2016, related to the difference in actual income taxes paid and the originally estimated income taxes payable on the sale of Holstenplatz.

Cash Flow Analysis
Nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.
During the nine months ended September 30, 2016, net cash provided by operating activities was $4.1 million compared to $5.1 million for the nine months ended September 30, 2015. The primary reason for the decrease in cash flow from operating activities was the changes in working capital.
During the nine months ended September 30, 2016, net cash provided by investing activities was $63.9 million compared to $74.9 million for the nine months ended September 30, 2015. The year over year difference is primarily due to the $68.5 million of proceeds from the sale of Lakewood Flats during the first nine months of 2016 compared to $79.1 million from the sales of Babcock, AJS, Holstenplatz, and Wimberly during the first nine months of 2015.
During the nine months ended September 30, 2016, net cash used in financing activities was $75.3 million compared to $73.6 million for the same period of 2015. We paid special cash distributions to our stockholders totaling $38.4 million and $25.7 million during the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016, we paid off the existing indebtedness totaling approximately $33.5 million associated with the Lakewood Flats investment, with proceeds from the sale. During the nine months ended September 30, 2015, we paid off the existing indebtedness totaling approximately $35.2 million associated with the Babcock, AJS, and Wimberly investments, with proceeds from the sales of the three investments. In addition, we paid off the Holstenplatz debt of $8.1 million on April 30, 2015.

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
Our calculation of FFO for the three and nine months ended September 30, 2016 and 2015 is presented below (in thousands except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net income attributable to the Company	$9,383	$0.37	$12,855	$0.50	$7,145	$0.28	$10,722	$0.42
Adjustments for:
Real estate depreciation and amortization(1)	2,313	0.09	3,085	0.12	7,466	0.29	10,767	0.42
Gain on sale of real estate(2)	(11,462)	(0.45)	(16,884)	(0.66)	(11,462)	(0.45)	(21,584)	(0.84)
Income tax expense(benefit) associated with real estate sale(3)	(29)	—	1,059	0.04	(29)	—	2,674	0.10
NAREIT Defined Funds from Operations (FFO) attributable to common stockholders	$205	$0.01	$115	$—	$3,120	$0.12	$2,579	$0.10

GAAP weighted average shares:
Basic and diluted		25,391		25,667		25,470		25,715
_________________________________

(1)
Includes our consolidated amount, as well as our pro rata share of those unconsolidated investments which we account for under the equity method of accounting, and the noncontrolling interest adjustment for the third-party partners’ share.

(2)
The gain on sale of real estate for the three and nine months ended September 30, 2016 is related to the sale of Lakewood Flats. For the three months ended September 30, 2015, includes our proportionate share of the gain on sale of real estate related to our Holstenplatz and Wimberly investments. For the nine months ended September 30, 2015, includes our proportionate share of the gain on sale of real estate related to the Babcock, AJS, Holstenplatz, and Wimberly investments. The gain on sale of AJS is net of a cumulative foreign currency translation loss of approximately $0.6 million due to the substantial liquidation of AJS. The gain on sale of Holstenplatz includes a CTA credit of approximately $0.4 million due to the substantial liquidation of Holstenplatz.

(3)
During the first quarter of 2015, we recorded an estimated provision for income tax of approximately $2.2 million as a result of foreign income tax related to the sale of AJS. During the second quarter of 2015, we recorded a credit of $0.5 million to the provision for income tax based on a change in the estimated taxes payable on the sale of AJS. During the third quarter of 2015, we recorded an estimated provision for income tax of approximately $1 million as a result of foreign income tax related to the sale of Holstenplatz, resulting in a total income tax provision of $2.7 million for the nine months ended September 30, 2015. We had less than $0.1 million income tax benefit in the third quarter of 2016, related to the difference in actual income taxes due and the originally estimated income taxes payable on the sale of Holstenplatz.

Provided below is additional information related to selected items included in net income above, which may be helpful in assessing our operating results.

•
Straight-line rental revenue was income of less than $0.1 million for the three and nine months ended September 30, 2016 and 2015. The noncontrolling interest portion of straight-line rental revenue for the three and nine months ended September 30, 2016 and 2015 was income of less than $0.1 million.

•
Net above-market lease amortization of less than $0.1 million was recognized as a charge to rental revenue for the three and nine months ended September 30, 2016. Net below-market lease amortization of less than $0.1 million was recognized as an increase to rental revenue for the three and nine months ended September 30, 2015. The noncontrolling interest portion of the net above-market and net below-market lease amortization for the three and nine months ended September 30, 2016 and 2015 was less than $0.1 million.

•
Amortization of deferred financing costs of $0.1 million and $0.4 million was recognized as interest expense for our notes payable for the three and nine months ended September 30, 2016, respectively. Amortization of deferred financing costs of $0.1 million and $0.5 million was recognized as interest expense for our notes payable for the three and nine months ended September 30, 2015, respectively.

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

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
The Euro is the functional currency for the operations of AJS and Holstenplatz, which were sold in 2015. As of September 30, 2016, we maintained approximately $8 million in Euro-denominated accounts, which are composed primarily of the remaining proceeds from the sale of these properties.
Interest Rate Risk
We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $142.8 million in notes payable at September 30, 2016, $38 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.4 million.
Our interest rate cap, which is classified as an asset, had a nominal fair value within prepaid expenses and other assets at September 30, 2016.  A 100 basis point decrease in interest rates would not result in a decrease in the fair value of our remaining interest rate cap.  A 100 basis point increase in interest rates would result in an increase of less than $0.1 million in the fair value of our interest rate cap.

Item 4.   Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of September 30, 2016, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control-New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of September 30, 2016, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Any redemption requests are honored pro rata among all requests received based on funds available and are not honored on a first come, first served basis. During the three months ended September 30, 2016, our board of directors redeemed all 44 Ordinary Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 84,128 shares redeemed for $0.4 million (approximately $5.16 per share).  All redemptions were funded with cash on hand.

During the three months ended September 30, 2016, our board of directors redeemed all five Exceptional Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 8,992 shares redeemed for less than $0.1 million (approximately $5.84 per share).  All redemptions were funded with cash on hand.
During the third quarter ended September 30, 2016, we redeemed shares as follows (including both Ordinary Redemptions and Exceptional Redemptions):

2016	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
July	—	$—	—
August	93,120	5.22	93,120	(1)
September	—	—	—
	93,120	$5.22	93,120
  _______________________________

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

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

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

Dated: November 14, 2016	By:	/s/ S. Jason Hall
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

10.2
Fifth Amended and Restated Advisory Management Agreement between Behringer Harvard Opportunity REIT II, Inc. and Behringer Harvard Opportunity Advisors II, LLC dated July 25, 2016 (incorporated by reference to Exhibit 10.4 to Form 8-K filed on July 27, 2016)

10.3
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

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 14, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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