Form 10-K
period 2016-12-31
Behringer Harvard Opportunity REIT II, Inc.
filed 2017-03-16
CIK 1387061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
Commission File Number: 000-53650
Behringer Harvard Opportunity REIT II, Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-8198863
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
460 Park Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)
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

There is no established market for the Registrant’s common stock. The Registrant has adopted an Amended and Restated Policy for Estimation of Common Stock Value (the “Valuation Policy”) pursuant to which it has estimated the per share value of its common stock. As of October 31, 2015, the estimated per share value was $9.19. As of December 31, 2015, in accordance with the Valuation Policy, the Registrant’s estimated per share value was reduced to $7.69 to give effect to the $1.50 per share cash distribution paid to stockholders of record as of December 31, 2015. As of October 31, 2016, the estimated per share value was $7.80. For a full description of the methodologies used to estimate the value of the Registrant’s common stock as of October 31, 2015 and October 31, 2016, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Market Information” included in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and this Annual Report on Form 10-K, respectively. There were approximately 25,453,730 shares of common stock held by non-affiliates as of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter. As of February 28, 2017, the registrant had 25,086,778 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.
FORM 10-K
Year Ended December 31, 2016

Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard Opportunity REIT II, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including our ability to rent space on favorable terms, to address our debt maturities and to fund our liquidity requirements, to sell our assets when we believe advantageous to achieve our investment objectives, our anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our stockholders, the estimated per share value of our common stock, and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.
These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K and the factors described below:

•	market and economic challenges experienced by the U.S. and global economies or real estate industry as a whole and the local economic conditions in the markets in which our investments are located;

•	the availability of cash flow from operating activities for distributions, if any;

•	conflicts of interest arising out of our relationships with our advisor and its affiliates;

•	our ability to retain our executive officers and other key individuals who provide advisory and property management services to us;

•	the successful transition of advisory services to our new advisor;

•	our level of debt and the terms and limitations imposed on us by our debt agreements;

•	the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

•	our ability to make accretive investments in a diversified portfolio of assets;

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
We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis.  In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. We have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily. We have purchased existing, income-producing properties, and newly-constructed properties. We have also invested in a mortgage loan and a mezzanine loan. We intend to hold the various real properties in which we have invested until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. Consistent with our investment objectives, our board of directors is considering liquidity options for our stockholders.
As of December 31, 2016, we had acquired 21 investments, including a mezzanine loan and a mortgage loan. Of these 21 investments, we have disposed of 13 investments through December 31, 2016, including the early repayment of a mortgage loan that we had originated. We sold eight of the nine medical office buildings comprising the Florida MOB Portfolio investment during 2013. This sale will not be counted as the disposition of an investment until we sell the ninth medical office building in the Florida MOB Portfolio, Gardens Medical Building.
Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware (the “Operating Partnership”). As of December 31, 2016, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner. As of December 31, 2016, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.
Our business has been managed by an external advisor since the commencement of our initial public offering and we have no employees. From January 4, 2008 through February 10, 2017, an affiliate of Stratera Services, LLC, formerly known as “Behringer Harvard Holdings, LLC” (“Behringer”), acted as our external advisor (the “Behringer Advisor”). On February 10, 2017, we terminated our engagement of Behringer Advisor and engaged affiliates of the Lightstone Group (“Lightstone”), LSG-BH II Advisor LLC and LSG Development Advisor LLC (collectively, the “Advisor”), to provide advisory services to us. The external advisor is responsible for managing our day-to-day affairs and for services related to the sale of our assets.
Our office is located at 460 Park Avenue, New York, New York 10022, and our toll-free telephone number is (866) 655-3650. The name Behringer Harvard is the property of Behringer and is used by permission.
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
As of April 2012, when we terminated the offering, we had issued 26.7 million shares of our common stock, including 22,471 shares owned by Behringer and 2.2 million shares issued through the DRP. As of December 31, 2016, we had redeemed 1.5 million shares of our common stock and had 25.2 million shares of common stock outstanding. As of December 31, 2016, we had 1,000 shares of convertible stock outstanding held by an affiliate of Behringer. Behringer transferred its shares of convertible stock to an affiliate of Lightstone on February 10, 2017.

Our common stock is not currently listed on a national securities exchange.  The timing of a liquidity event will depend upon then prevailing market conditions. Our board of directors is considering liquidity options for our stockholders, and we can provide no assurances as to the timing of our ultimate liquidation. We will seek stockholder approval prior to liquidating our entire portfolio.
2016 Highlights
During 2016, we completed the following key transactions:

•
We sold Lakewood Flats on August 16, 2016 for a contract sales price of $68.8 million, resulting in a gain on sale of real estate of $11.5 million and a deferred gain of approximately $1.2 million. The deferred gain represents the amount of monies held in escrow to be reimbursed upon completion of the property’s outstanding insurance claim. A portion of the proceeds from the sale were used to pay off in full the existing indebtedness of approximately $33.5 million secured by the property.

•	On January 5, 2016 we paid a special cash distribution of $38.4 million, or $1.50 per share of common stock, funded from proceeds of asset sales.
For further information regarding our consolidated real estate properties, see Item 2.
Investment Objectives
Our primary investment objectives are:

•	to realize growth in the value of our investments to enhance the value received upon our ultimate sale of such investments;

•	to preserve, protect and return our investors’ capital contribution; and

•	to enable our investors to realize a return of their investment by liquidating and distributing net sales proceeds to investors.
Investment Policies
We have invested in commercial properties, such as office, industrial, retail, hospitality, multifamily, existing, income-producing properties, and newly-constructed properties that were initially identified as opportunistic and value-add investments with significant possibilities for capital appreciation due to their property-specific characteristics or their market characteristics.
We have disposed of 13 of our original portfolio assets through December 31, 2016, including the early repayment of a mortgage loan that we had originated. Our board of directors is considering liquidity options for our stockholders. Economic or market conditions may cause us to hold our investments for longer periods of time or sell an investment at a lower than anticipated price. We will seek stockholder approval prior to liquidating our entire portfolio.
We have generally made our real estate investments in fee title or a long-term leasehold estate through the Operating Partnership or indirectly through special purpose limited liability companies or through investments in joint ventures, partnerships, co-tenancies, or other co-ownership arrangements with the developers of the properties or other persons.
Borrowing Policies
There is no limitation on the amount we may invest in or borrow related to any single property or other investment. Under our charter, the maximum amount of our indebtedness cannot exceed 300% of our “net assets” (as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors. In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our board of directors must review our aggregate borrowings at least quarterly. As of December 31, 2016, we had an aggregate debt leverage ratio of approximately 45.4% of the aggregate value of our assets.
Disposition Policies
As each of our investments reaches what we believe to be the asset’s optimum value during the expected life of the program, we will consider disposing of the investment and may do so for the purpose of distributing the net sale proceeds to our stockholders or satisfying our obligations. Consistent with our investment objectives, our board of directors is considering liquidity options for our stockholders. We can provide no assurances, however, as to the timing of our ultimate liquidation, as economic or market conditions may result in different holding periods. A property may be sold before or after the expected holding period if, in the judgment of our Advisor and the independent board, the sale of the property is in the best interests of the Company and its stockholders.
Distribution Policy
In order to qualify as a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders. Distributions are authorized at the discretion of our board of directors based on its analysis of our performance over the previous periods and expectations of performance for future periods. These analyses may include actual and anticipated operating cash flow, capital expenditure needs, general financial and market conditions, proceeds from asset sales and other factors that our board deems relevant. The board’s decision will be substantially influenced by its obligation to ensure that we maintain our federal tax status as a REIT. We cannot provide assurance that we will pay distributions at any particular level, or at all.
Prior to 2012, our board of directors declared distributions on a quarterly basis based on daily record dates, portions of which were paid on a monthly basis. During the first quarter of 2012, our board of directors determined to cease regular, monthly distributions in favor of payment of periodic special distributions.
Since 2012, our board of directors has declared a total of $77.1 million, or $3.00 per share of common stock, in special cash distributions, all of which were paid to stockholders in 2014, 2015, and 2016. These special cash distributions were paid with a portion of proceeds from asset sales.
Competition
We are subject to significant competition in seeking tenants for the leasing of our properties and buyers for the sale of our properties. The competition for creditworthy tenants is intense, and we have been required to provide rent concessions, incur charges for tenant improvements, and provide other inducements in order to lease vacant space at our properties.  Without these inducements, we may not be able to continue to lease vacant space timely, or at all, which would adversely impact our results of operations.  We also compete with sellers of similar properties when we sell properties, which may result in our receiving lower proceeds from the sale of our properties or not being able to sell our properties at prices that will achieve our original return objectives. We compete for buyers and tenants with many third parties engaged in real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies, and other entities. Many of our competitors, including larger REITs, have greater financial resources than we have and generally may be able to accept more risk. They also may enjoy competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.
Regulations
Our investments are subject to various federal, state and local laws, ordinances, and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution, and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our investments.
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
Employees
We have no employees. Our external advisor and its affiliates perform a full range of real estate services for us, including asset management, accounting, legal, property management, and investor relations services.
We are dependent on affiliates of the Advisor for services that are essential to us, including asset management and disposition decisions, and other general administrative responsibilities. If these companies were unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from other sources.

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

Item 1A. Risk Factors.
The factors described below represent the principal risks of an investment in our shares and that could cause our actual results to differ materially from those presented in our forward-looking statements. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate. Our stockholders may be referred to as “you” or “your” in this Item 1A. “Risk Factors” section.
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
We have adopted a share redemption program; however, our share redemption program includes numerous restrictions on your ability to sell your shares to us, and our board of directors may reject any request for redemption of shares or amend, suspend or terminate our share redemption program at any time. From April 1, 2012 through May 15, 2014, our board of directors suspended accepting “Ordinary Redemptions”, or those redemptions not submitted upon a stockholder’s death, qualifying disability or confinement to a long-term care facility (which are defined in the share redemption program and are referred to as “Exceptional Redemptions”). Although our board of directors has resumed consideration of requests for Ordinary Redemptions, the cash available for redemptions (Ordinary and Exceptional) is limited to no more than $10 million in any twelve-month period. Our board of directors may determine to suspend accepting Ordinary Redemptions again or reduce the dollar amount of redemptions in any twelve-month period, and we can provide no assurances that the $10 million of funds available for redemptions will be sufficient to honor all redemption requests submitted.
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
Consistent with our investment objectives, our board of directors is considering liquidity options for our stockholders. If we do not begin the process of liquidating (or listing our shares on a national securities exchange) by July 2017, our charter requires that we hold a stockholders meeting to vote on a proposal for our orderly liquidation unless a majority of our board of directors and a majority of our independent directors vote to defer the meeting.
Market conditions and other factors could cause our board of directors and our independent directors to conclude that it is not in our best interests to hold a stockholders meeting for the purpose of voting on a proposal for our orderly liquidation in 2017. Our charter permits our board of directors, with the concurrence of a majority of our independent directors, to defer such a stockholder vote indefinitely. Therefore, if we are not successful in implementing our exit strategy, your shares will continue to be illiquid and you may, for an indefinite period of time, be unable to convert your investment into cash easily with minimum loss.

The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.
On November 18, 2016, our board of directors approved an estimated per share value of our common stock of $7.80 based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of October 31, 2016, as described under “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities-Market Information” included in Part II, Item 5.
The estimated value per share was based upon consultation with the Behringer Advisor and an independent, third-party valuation advisory firm engaged by us, using what the board of directors deemed to be appropriate valuation methodologies and assumptions under current circumstances in accordance with the Amended and Restated Policy for Estimation of Common Stock Value (the “Valuation Policy”).
As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete.  Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our board’s estimated value per share.  The estimated per share value determined by our board of directors neither represents the fair value of our assets less liabilities in accordance with generally accepted accounting principles in the U.S. (“GAAP”), nor does it represent the amount our shares would trade at on a national securities exchange or the amount a shareholder would obtain if he tried to sell his shares or if we liquidated our assets.  Accordingly, with respect to the estimated value per share, the Company can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of us;

•	our shares would trade at the estimated value per share on a national securities exchange; or

•	the methodologies used to estimate our value per share would be acceptable to FINRA or under ERISA for compliance with their respective reporting requirements.
Further, the value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. Our primary investment objectives currently are to focus on providing liquidity to our stockholders while continuing to preserve capital and sustain and enhance property value. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”
Because we rely on affiliates of Lightstone for advisory and property management services, if Lightstone or its majority owner are unable to meet their obligations, we may be required to find alternative providers for these services, which could result in a significant and costly disruption of our business.
David Lichtenstein, the majority owner of Lightstone, directly or indirectly owns the Advisor and our property manager. The operations of the Advisor and our property manager rely substantially on Mr. Lichtenstein and on Lightstone. Lightstone and its majority owner are dependent on fee income from their other sponsored real estate programs. Any real estate market disruptions could adversely affect the amount of such fee income. If Lightstone or its majority owner become unable to meet their obligations as they become due, we might be required to find alternative service providers, which could result in a significant disruption of our business and would likely adversely affect the value of your investment in us.
During a transition period, we will continue to rely on affiliates of Behringer including the Behringer Advisor to provide support for the management of our operations and our portfolio of real estate assets and any adverse changes in the financial health of Behringer could hinder the Behringer Advisor’s ability to provide these services to us and consequently impair our operating results.
Behringer, through one or more of its subsidiaries, owns and controls the Behringer Advisor, and the operations of the Behringer Advisor rely substantially on Behringer. During a transition period, the Behringer Advisor will provide certain services to the Advisor in connection with transitioning the advisory function from the Behringer Advisor to the Advisor. If Behringer’s income and other resources are inadequate to cover its operating expenses, Behringer may need to secure additional capital or it may become unable to meet its obligations or it may be forced to scale back its operations and may not be able to provide adequate services in connection with the transition. If this occurs, the transition to the Advisor could result in a significant disruption of our business and may adversely affect the value of your investment in us.

If we lose or are unable to retain key personnel, our ability to implement our investment strategies could be delayed or hindered.
Our success depends to a significant degree upon the continued contributions of certain executive officers and other key personnel, of us, the Behringer Advisor and its affiliates, including Thomas P. Kennedy, S. Jason Hall and Terri Warren Reynolds, each of whom would be difficult to replace. We do not directly employ our executive officers and other key personnel, and we cannot guarantee that they will remain affiliated with us. Also, our executive officers and key personnel do not have employment agreements with the Behringer Advisor (or the Advisor), and we cannot guarantee that such persons will remain affiliated with the Behringer Advisor. Under the terms of a transition services agreement between the Advisor and the Behringer Advisor, the Behringer Advisor is obligated to use its commercially reasonable efforts to retain each of Thomas P. Kennedy, S. Jason Hall and Terri Warren Reynolds for a period of time following our engagement of the Advisor. The departure of any of our key personnel prior to a successful transition to their successors at the Advisor could cause our operating results to suffer. We do not separately maintain key person life insurance on any of our key personnel.
In addition, to the extent the key personnel at the Behringer Advisor, in particular, our executive officers do not continue to serve as our executive officers after the transition period we will rely on the Advisor or its affiliates to identify and employ qualified individuals to serve in these positions. Further, we believe that our future success depends, in large part, upon the Advisor’s and its affiliates’ ability to hire and retain highly skilled managerial and operational personnel. Competition for persons with these skills is intense, and we cannot assure you that the Advisor will be successful in attracting and retaining such skilled personnel.
We are restricted in our ability to replace our property manager, an affiliate of the Advisor.
Under the terms of our property management agreement, we may terminate the agreement upon 30 days’ notice in the event of, and only in the event of, a showing of willful misconduct, gross negligence, or deliberate malfeasance by the property manager in performing its duties. Our board of directors may find the performance of our property manager to be unsatisfactory. However, unsatisfactory performance by the property manager may not constitute “willful misconduct, gross negligence, or deliberate malfeasance.” As a result, we may be unable to terminate the property management agreement, which may have an adverse effect on the management and profitability of our properties.
Payment of fees and reimbursement of expenses to the Advisor and its affiliates will reduce cash available for investment and may adversely affect the return on your investment.
The Advisor and its affiliates will perform services for us in connection with the management and leasing of our properties, the servicing of our mezzanine loan, the administration of our other investments and the disposition of our assets. They will be paid substantial fees for these services. In addition, we reimburse our advisor a flat fee for expenses it incurs with respect to administrative services. These fees and expense reimbursements will reduce the amount of cash available for investment and may adversely affect the return on your investment.
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

On November 18, 2016, our board of directors approved an estimated per share value of our common stock as of October 31, 2016 of $7.80. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities - Market Information.” The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. As such, other than with respect to the payment of any special cash distributions, which will reduce the estimated per share value, the estimated value per share does not take into account developments in our portfolio since November 18, 2016.
We currently expect to engage our Advisor and/or an independent valuation firm to update our estimated value per share annually. Upon updating our estimated value per share, the redemption price per share will also change. Because of the restrictions of our share redemption program, our stockholders may not be able to sell their shares under the program, and if stockholders are able to sell their shares, depending upon the then current redemption price, they may not recover the amount of their investment in us.
Risks Related to Our Business
Development projects in which we invest may not be completed successfully or on time, and guarantors of the projects may not have the financial resources to perform their obligations under the guaranties they provide.
We provided a mezzanine loan for a multifamily development project located in Denver, Colorado (“Prospect Park”). The initial loan amount was $13.7 million. The loan is secured by all of the membership interests of the borrower and subordinate to the senior construction lender (the “Senior Lender”). To help ensure performance by the developers of Prospect Park, the owners of the developer provided us with a personal guaranty guaranteeing completion of the project and payment of cost overruns.
We cannot, however, ensure that the guarantors will have the financial resources to perform their obligations under the guaranty they provided. We have managed this risk by ensuring, to the best of our ability, that we invested in a project with a reputable, experienced and resourceful developer. If we are unable to manage these risks effectively, our results of operations, financial condition and your overall investment return will be adversely affected.
Due to projected cost overruns in excess of the initial construction budget, an event of default was declared by the Senior Lender on April 28, 2014, and in accordance with our rights, we also declared an event of default. In order to remedy the events of default, the following terms were agreed upon, based on negotiations between the developer and borrower, the Senior Lender and us: (i) the borrower and developer covered cost overruns totaling $6.6 million; (ii) we increased our financing by $1.5 million to $15.3 million; and (iii) the Senior Lender increased the amount they financed by $4.4 million to $40 million. As of December 31, 2016, the outstanding principal balance under our mezzanine loan was $15.3 million. Both the senior loan and our mezzanine loan were in technical default at December 31, 2016 due to a delay in completion of the project by the date specified in the loan agreement. Both we and the Senior Lender have stated the intention to not call the loan and currently plan to amend the loan agreements. The borrower has funded any cost overruns. The project was complete in January 2017. See Note 8, Investment in Unconsolidated Joint Venture, for additional information.
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
Our business may be affected by adverse market and economic challenges experienced by the U.S. and global economies or the real estate industry as a whole or by the local economic conditions in the markets which our properties are located. These conditions may materially affect the value and performance of our properties, and may affect our ability to pay cash distributions, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due. These challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, global market disruptions may have many consequences including, but not limited to, these listed below:

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

•
our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make cash distributions to our stockholders and increase our interest expense;

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

Disruptions in the financial markets and adverse economic conditions in the geographic regions where our properties are located could adversely affect the value of our investments.
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
If our advisor were to waive or defer certain fees due to them, our results of operations may be artificially high.
Our advisor may agree to waive or defer all or a portion of the acquisition, asset management or other fees, compensation or incentives due to them, pay general administrative expenses, or otherwise supplement stockholder returns in order to increase the amount of cash available to support our operations. As a result, our net income may be artificially higher than normal and could be misleading in years when our advisor waives or defers such fees and incentives.
Your interest in us will be diluted if we or the Operating Partnership issues additional securities.
Stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 400,001,000 shares of capital stock, of which 350,000,000 shares are designated as common stock, 1,000 shares are designated as convertible stock and 50,000,000 are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter to increase the number of authorized shares of capital stock, increase or decrease the number of shares of any class or series of stock designated, and may classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. Shares will be issued in the discretion of our board of directors. Stockholders will likely experience dilution of their equity investment in us in the event that we: (i) sell shares of our common stock in the future; (ii) sell securities that are convertible into shares of our common stock; (iii) issue shares of our common stock in a private offering of securities to institutional investors; (iv) issue shares of common stock upon the conversion of our convertible stock; (v) issue shares of common stock upon the exercise of any options granted to our independent directors or employees of our advisor or property manager and an affiliate of our advisor or property manager or their affiliates; (vi) issue shares to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory management agreement; or (vii) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of the Operating Partnership. In addition, the partnership agreement for the Operating Partnership contains provisions that allow, under certain circumstances, other entities to merge into or cause the exchange or conversion of their interest for interests of the Operating Partnership. Because the limited partnership interests of the Operating Partnership may be exchanged for shares of our common stock, any merger, exchange or conversion between the Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
Risks Related to Conflicts of Interest
We will be subject to conflicts of interest arising out of our relationships with the Advisor and its affiliates, including the material conflicts discussed below.
The Advisor and its affiliates, including our affiliated director and any executive officer who is also an employee of the Advisor or its affiliates, will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.
Our Advisor and its affiliates and our property manager, are entitled to substantial fees from us under the terms of the advisory management agreement and property management agreement. These fees could influence our Advisor’s advice to us, as well as the judgment of affiliates of our Advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the advisory management agreement and the property management agreement;

•	property sales, which reduce the asset management fee payable to our Advisor;

•	borrowings to refinance our existing indebtedness, which increases the debt financing fees payable to our Advisor;

•
determining the compensation paid to employees for services provided to us, which could be influenced in part by whether or not the Advisor is reimbursed by us for the related salaries and benefits; and

•	whether and when we seek to sell the company or its assets, which sale would eliminate asset management fees payable to our Advisor.
The fees the Behringer Advisor received in connection with transactions involving the purchase and management of an asset are based on the value of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may have influenced the Behringer Advisor to recommend riskier transactions to us.
Our officers face conflicts of interest related to the positions they hold with Behringer and with entities affiliated with Behringer, which could diminish the value of the services they provide to us.
Certain of our executive officers are also officers of Behringer and other entities affiliated with Behringer, including the advisors and fiduciaries to other Behringer-sponsored programs. As a result, these individuals owe duties to these other entities and their investors, which may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (i) allocation of management time and services between us and the other entities, and (ii) the timing and terms of the sale of an asset. If we do not successfully implement our business strategy, we may be unable to maintain or increase the value of our assets and the overall return on your investment may be reduced.
The key personnel that conduct our day-to-day operations will face competing demands on their time, and this may cause our investment returns to suffer.
We rely upon our executive officers and the employees of our Advisor and its affiliates (and for a transition period, the employees of the Behringer Advisor) to conduct our day-to-day operations. These persons also conduct the day-to-day operations of other Lightstone-sponsored or Behringer-sponsored programs and may have other business interests as well. Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate. If this occurs, the returns on our investments may suffer.
General Risks Related to Investments in Real Estate
Our opportunistic and value-add property-acquisition strategy involved a higher risk of loss than more conservative investment strategies.
Our strategy for acquiring properties involved the acquisition of properties in markets that are depressed or overbuilt, and/or have high growth potential in real estate lease rates and sale prices. As a result of our investment in these types of markets, we face increased risks relating to changes in local market conditions and increased competition for similar properties in the same market, as well as increased risks that these markets will not recover and the value of our properties in these markets will not increase, or will decrease, over time. For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties, and as a result, your overall investment return may be adversely affected. Our approach to acquiring and operating income-producing properties involved more risk than comparable real estate programs that have a targeted holding period for investments that is longer than ours, utilize leverage to a lesser degree and/or employ more conservative investment strategies.
Our revenue and net income may vary significantly from one period to another due to opportunity oriented investments, which could increase the variability of our cash available to support our operations.
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
We are not required to observe specific diversification criteria. Therefore, our investments in target assets may be concentrated in certain asset types that are subject to higher risk of foreclosure, or secured by assets concentrated in a limited number of geographic locations or industries. For the year ended December 31, 2016, excluding sold assets, 44% of our total revenues were derived from our Courtyard Kauai Coconut Beach Hotel in Hawaii. To the extent that our portfolio is concentrated in limited geographic regions, types of assets, industries or business sectors, downturns relating generally to such region, type of asset, industry or business sector may leave our profitability vulnerable to a downturn in such areas as a result of tenants defaulting on their lease obligations at a number of our properties within a short time period, which may reduce our net income and the value of our common stock and accordingly reduce our stockholders’ overall return.
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
The success of our real property investments often will be materially dependent on the occupancy rates of our properties and the financial stability of our tenants. We have one office building that accounted for 5% of our total revenue, excluding our sold properties, for the year ended December 31, 2016. If we are unable to renew or extend significant expiring leases at our office building under similar terms or are unable to negotiate new leases, or if our tenants default on lease payments, it could negatively impact our liquidity and consequently adversely affect our ability to fund our ongoing operations. A default by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and cause us to have to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. Additionally, loans that we make generally will relate to real estate. As a result, the borrower’s ability to repay the loan may be dependent on the financial stability of the tenants leasing the related real estate.
We may be unable to sell a property if or when we decide to do so, which could adversely impact our cash flow and results of operations.
We intend to hold the various real properties in which we invest until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. We have no obligation to sell properties at any particular time, except upon our liquidation. If we do not begin the process of liquidating our assets or listing our shares by July 2017, our charter requires that we hold a stockholders meeting to vote on a proposal for our orderly liquidation unless a majority of our board of directors and a majority of our independent directors vote to defer such a meeting beyond July 2017. Market conditions and other factors could cause our board of directors and our independent directors to conclude that it is not in our best interests to hold a stockholders meeting for the purpose of voting on a proposal for our orderly liquidation in 2017. Therefore, if we are not successful in implementing our exit strategy, your shares will continue to be illiquid and you may, for an indefinite period of time, be unable to convert your investment into cash easily with minimum loss.
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
If we do not have enough capital reserves to supply needed funds for capital improvements throughout the life of the investment in a property, and there is insufficient cash available from our operations, we may be required to defer necessary improvements to the property, which may cause the property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to the property. If this happens we may not be able to maintain projected rental rates for affected properties, and our results of operations may be negatively impacted.

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
We face competition from other apartment communities and the increased affordability of single-family homes, which may limit our profitability and returns to our stockholders.
The apartment communities we have acquired most likely compete with numerous housing alternatives in attracting residents, including other apartment communities, as well as single family homes and condominiums available to rent or purchase.
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
We face increased competition from single-family homes and condominiums for rent or purchase, which could limit our ability to retain residents, lease apartment units or increase or maintain rents at our apartment communities.
The apartment communities we have invested in may compete with numerous housing alternatives in attracting residents, including single-family homes and condominiums available for rent or purchase. Such competitive housing alternatives may become more prevalent in a particular area because of the tightening of mortgage lending underwriting criteria, homeowner foreclosures, the decline in single-family home and condominium sales, and the lack of available credit. The number of single-family homes and condominiums for rent in a particular area could limit our ability to retain residents, lease apartment units, or increase or maintain rents.

In addition, the increasing affordability of single-family homes and condominiums available to purchase caused by declining mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our residents, lease apartment units and increase or maintain rental rates.
Our property manager’s failure to integrate its subcontractors into its operations in an efficient manner could reduce the return on your investment.
Our property manager may rely on multiple subcontractors for on-site property management of our properties. If our property manager is unable to integrate these subcontractors into its operations in an efficient manner, our property manager may have to expend substantial time and money coordinating with these subcontractors, which could be a negative impact on the revenues generated from such properties.
We are dependent on a third-party manager at our hotel property.
In order to qualify as a REIT, we are unable to operate a hotel property or participate in the decisions affecting the daily operations of the hotel. We lease our hotel to a taxable REIT subsidiary (“TRS”) in which we own a 100% interest. Our TRS has entered a management agreement with an eligible independent contractor that is not our subsidiary or otherwise controlled by us to manage the hotel. Thus, an independent hotel operator, under a management agreement with our TRS, controls the daily operations of our hotel.
We depend on the independent management company to adequately operate our hotel as provided in the management agreement. We do not have the authority to require our hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of the hotel (for instance, setting room rates). Thus, even if we believe our hotel is being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, average daily rates (“ADR”), and resulting revenue per available room (“RevPar”), we may not be able to force the management company to change its method of operation of our hotel. We can only seek redress if a management company violates the terms of the applicable management agreement with the TRS, and then only to the extent of the remedies provided for under the terms of the management agreement. In the event that we need to replace our management company, we may be required by the terms of the management agreement to pay substantial termination fees and may experience significant disruptions at the hotel.
We may have to make significant capital expenditures to maintain our hotel.
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
General economic conditions and discretionary consumer spending may affect the hotel property we have acquired and lower the return on your investment.
The operations of the hotel property in which we have invested, depend upon a number of factors relating to discretionary consumer spending. Unfavorable local, regional or national economic developments or uncertainties regarding future economic prospects as a result of terrorist attacks, military activity or natural disasters could reduce consumer spending in the market in which we own our hotel property and adversely affect its operations. Consumer spending on luxury goods, travel and other leisure activities such as boating, skiing and health and spa activities may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in expenditures on luxury goods, travel and other leisure activities. Our hotel may be unable to maintain its profitability during periods of adverse economic conditions or low consumer confidence, which could in turn affect the ability of the operator to make scheduled rent payments to us.

Seasonal revenue variations at our hotel property will require the operator to manage cash flow properly over time to meet its non-seasonal scheduled rent payments to us.
Our hotel property is seasonal in nature. As a result of the seasonal nature, the hotel will experience seasonal variations in revenues that may require the operator to supplement revenue at the hotel in order to be able to make scheduled rent payments to us. The failure of an operator to manage its cash flow properly may result in the operator having insufficient cash on hand to make its scheduled payments to us during seasonally slow periods, which may adversely affect our cash flow from operations.
Adverse weather conditions at our hotel may affect its operations or reduce our operators’ ability to make scheduled rent payments to us, which could reduce our cash flow from our hotel.
Adverse weather conditions may influence revenues at our hotel investment. These adverse weather conditions include hurricanes, tropical storms, high winds, heat waves, drought (or merely reduced rainfall levels), excessive rain and floods. For example, adverse weather could reduce the number of people that visit our hotel property. Our hotel property may be susceptible to damage from weather conditions such as hurricanes, which damage (including but not limited to property damage and loss of revenue) is not generally insurable at commercially reasonable rates. Poor weather conditions could also disrupt operations at our hotel property and may adversely affect both the value of our investment and the ability of our operator to make their scheduled rent payments to us.
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
The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distributions to stockholders.
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
We have acquired real properties and other real estate-related investments by using either existing financing or borrowing new funds. We also may borrow funds for payment of cash distributions to stockholders, in particular if necessary to satisfy the requirement that we distribute to stockholders at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes and/or avoid federal income tax.
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
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make cash distributions to our stockholders.
In connection with obtaining financing, a lender could impose restrictions on us that affect our ability to incur additional debt, to make distributions and operating policies. In general, we expect our loan agreements to restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Loan documents we enter may contain other customary negative covenants that may limit our ability to further mortgage the property, discontinue insurance coverage, replace our Advisor or impose other limitations. Any such restriction or limitation may have an adverse effect on our operations and our ability to make distributions to our stockholders.
Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for cash distribution to our stockholders.
We have financed our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for cash distribution to our stockholders because cash otherwise available for distributions will be required to pay principal and interest associated with these mortgage loans.
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
Some of our financing arrangements require us to make a lump-sum or balloon payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT and/or avoid federal income tax. Any of these results would have a significant, negative impact on your investment. As of February 1, 2017, the Company had balloon payments totaling $38 million associated with the Courtyard Kauai Coconut Beach Hotel and approximately $13 million associated with Gardens Medical Pavilion maturing in the next twelve months.
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
Risks Associated with Investments in Mortgage, Bridge and Mezzanine Loans
Our mezzanine loan may be impacted by unfavorable real estate market conditions, which could decrease the value of the loan and the return on your investment.
We have invested in a mezzanine loan in a multifamily development located in the energy hub of Denver, Colorado, and we are at risk of defaults on the loan caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels. The energy sector recently experienced a significant decline in oil prices, which could have an adverse impact on the results at this multifamily investment. Denver is headquarters to a number of energy companies. Job layoffs as a result of the downturn in oil prices could reduce the number of tenants available to lease a unit at the development project, which was completed in January 2017. We do not know whether the value of the property securing the loan will remain at the levels existing on the date we completed the underwriting of the loan. If the value of the underlying property declines, our risk will increase because of the lower value of the security associated with the loan.
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
Delays in liquidating a defaulted mezzanine loan could reduce our investment returns.
If there is a default under our mezzanine loan, we may not be able to repossess and quickly sell the property securing the loan. The resulting time delay could reduce the value of our investment in the defaulted loan. An action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of any lawsuit brought in connection with the foreclosure if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the loan.
The mezzanine loan in which we have invested involves greater risks of loss than senior loans secured by income-producing real properties.
We have invested in a mezzanine loan secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. This type of investment involves a higher degree of risk than long-term senior mortgage lending secured by income producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. Further, the borrower of this loan is a real estate developer, and the investment may involve additional risks, including dependence for repayment on successful completion and operation of the project, difficulties in estimating construction or rehabilitation costs and loan terms that often require little or no amortization. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”), and control decisions made in bankruptcy proceedings relating to borrowers. As a result, we may not recover some or all of our investment.
Foreclosures create additional ownership risks that could adversely impact our returns on mortgage investments.
If we acquire property by foreclosure following a default under our mezzanine loan, we will have the economic and liability risks as the owner.
The liquidation of our assets may be delayed as a result of our investment in a mezzanine loan, which could delay cash distributions to our stockholders.
The mezzanine loan we originated is a particularly illiquid investment due to its short life, unsuitability for securitization and greater difficulty of recoupment in the event of a borrower’s default. Any intended liquidation of us may be delayed beyond the time of the sale of all of our properties until our mezzanine loan expires or is sold.
Risks Related to Our Operations
To hedge against exchange rate and interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective and may reduce the overall returns on your investment and affect cash available for distributions to our stockholders.
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

Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distributions to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the interest rate risk sought to be hedged. Any such imperfect correlation may prevent us from achieving the intended accounting treatment and may expose us to risk of loss.
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
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) imposed additional regulations on derivatives markets and transactions. Such regulations and, to the extent we trade with counterparties organized in non-US jurisdictions, any applicable regulations in those jurisdictions, are still being implemented, and will affect our interest rate hedging activities. While the full impact of the regulation on our interest rate hedging activities cannot be fully assessed until all final rules and regulations are implemented, such regulation may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and/or may result in us entering into such transactions on less favorable terms than prior to implementation of such regulation. For example, but not by way of limitation, the Dodd-Frank Act and the rulemaking thereunder provides for significantly increased regulation of the derivative transactions used to affect our interest rate hedging activities, including: (i) regulatory reporting, (ii) subject to an exemption for end-users of swaps upon which we and our subsidiaries generally rely, mandated clearing of certain derivatives transactions through central counterparties and execution on regulated exchanges or execution facilities and, (iii) to the extent we are required to clear any such transactions, margin and collateral requirements. The imposition, or the failure to comply with, any of the foregoing requirements may have an adverse effect on our business and our stockholders’ return.
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
Federal Income Tax Risks
Failure to qualify as a REIT would adversely affect our operations and our ability to make cash distributions.
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
In light of our opportunistic and value-add investment strategy and our current disposition strategy, it is possible that one or more sales of our properties may be considered “prohibited transactions” under the Internal Revenue Code. Any subdivision of property, such as the sale of condominiums, would almost certainly be considered such a prohibited transaction. If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business) all net income that we derive from such sale would be subject to a 100% penalty tax. The Internal Revenue Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax. A principal requirement of the safe harbor is that the REIT must hold the applicable property for not less than two years prior to its sale. Given our opportunistic and value-add investment strategy, along with our current disposition strategy, the sale of one or more of our properties may not fall within the prohibited transaction safe harbor.
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
If we acquire a property that we anticipate will not fall within the safe harbor from the 100% penalty tax upon disposition, then we may acquire such property through a TRS in order to avoid the possibility that the sale of such property will be a prohibited transaction and subject to the 100% penalty tax. If we already own such a property directly or indirectly through an entity other than a TRS, we may contribute the property to a TRS if there is another, non-tax related business purpose for the contribution of such property to the TRS. Following the transfer of the property to a TRS, the TRS will operate the property and may sell such property and distribute the net proceeds from such sale to us, and we may distribute the net proceeds distributed to us by the TRS to our stockholders. Though a sale of the property by a TRS likely would eliminate the danger of the application of the 100% penalty tax, the TRS itself would be subject to a tax at the federal level, and potentially at the state and local levels, on the gain realized by it from the sale of the property, as well as on the income earned while the property is operated by the TRS. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a TRS if the economic arrangements between the REIT, the REIT’s customers, and the TRS are not comparable to similar arrangements between unrelated parties. This tax obligation would diminish the amount of the proceeds from the sale of such property that would be distributable to our stockholders. As a result, the amount available for distribution to our stockholders would be substantially less than if the REIT had not operated and sold such property through the TRS and such transaction was not successfully characterized as a prohibited transaction. The maximum federal corporate income tax rate currently is 35%. Federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property through a TRS after the effective date of any increase in such tax rates.
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
Even if we qualify and maintain our status as a REIT, we may become subject to federal and state taxes, including alternative minimum tax (“AMT”). In addition, we may be subject to foreign taxes on our investments. For example, if we have net income from a “prohibited transaction,” such income will be subject to a 100% penalty tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our assets and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. We may also be subject to state and local taxes, including potentially the “margin tax” in the State of Texas, on our income or property, either directly or at the level of the operating partnership or at the level of the other companies through which we indirectly own our assets. Any federal, state or foreign taxes paid by us will reduce the cash available to us for distributions to our stockholders.
For the year ended December 31, 2016, we had federal taxable income of approximately $7 million, which includes the disposal of Lakewood Flats. The Company paid special cash distributions of $38.4 million, or $1.50 per share of common stock, during the year and had remaining federal NOL carryovers of approximately $13.1 million at December 31, 2016. The Company has continued to establish a valuation allowance against its deferred tax assets as the utilization of any deferred tax asset is not at a level of more likely than not that they will be realized prior to their expiration.
The Company recorded a credit of less than $0.1 million to the provision for income tax based on the difference in the actual taxes due and the originally estimated taxes payable on the sale of Holstenplatz in 2015.
We originally estimated federal taxable income of $3.8 million for the year ended December 31, 2015. Actual federal taxable income for the year ended December 31, 2015 was $4.8 million, which includes the disposal of our Babcock, Alte Jakobstraße (“AJS”), Holstenplatz, and Wimberly investments. On March 31, 2015 we paid a special cash distribution of $25.7 million, or $1.00 per share of common stock, funded from proceeds of asset sales. In addition, on November 20, 2015, our board of directors authorized a special cash distribution of $38.4 million, or $1.50 per share of common stock, payable to stockholders of record on December 31, 2015. This special cash distribution, which represents a portion of proceeds from asset sales, was paid on January 5, 2016. At December 31, 2015, we had remaining federal NOL carryovers of approximately $13.1 million.
For the year ended December 31, 2014, we had federal taxable income of $4.2 million, which includes the disposal of 1875 Lawrence. The Company made special cash distributions of $13 million during the year and had remaining federal NOL carryovers of $13.1 million at December 31, 2014. The Company recorded an income tax benefit of $0.1 million during the year ended December 31, 2014 related to the overpayment of AMT tax for the year ended December 31, 2013. The Company recorded no provision for income tax, including AMT, during the year ended December 31, 2014.
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
Reform proposals have been recently put forth by members of Congress and the President which, if ultimately proposed as legislation and enacted as law, would substantially change the U.S. federal taxation of (among other things) individuals and businesses. Their proposals set forth a variety of principles to guide potential tax reform legislation.  As of the date of this annual report, no legislation has been introduced in Congress. If ultimately reduced to legislation enacted by Congress and signed into law by the President in a form that is consistent with those principles, such reform could change dramatically the U.S. federal taxation applicable to us and our stockholders. No reform proposal specifically addresses the taxation of REITs, but because any tax reform is likely to significantly reduce the tax rates applicable to corporations and dividends received by stockholders, the tax benefits applicable to the REIT structure may be diminished in relation to corporations. Furthermore, proposed tax reform could limit the deductibility of net interest expense and could allow for the immediate deduction of any investment in tangible property (other than land) and intangible assets. Finally, the tax reform proposals do not include any principles regarding how to transition from our current system of taxation to a new tax system based on the principles in such proposed reform. Given how dramatic the changes could be, transition rules are crucial. While it is impossible to predict whether and to what extent any tax reform legislation (or other legislative, regulatory or administrative change to the U.S. federal tax laws) will be proposed or enacted, any such change in the U.S. federal tax laws could affect materially the value of any investment in our stock. You are encouraged to consult with your tax advisor regarding possible legislative and regulatory changes and the potential effect of such changes on an investment in our shares.
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
From time to time, we may generate taxable income greater than our income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distributions to stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
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
Item 1B.    Unresolved Staff Comments.
Not applicable.

Item 2.    Properties.
General
The following table presents certain additional information about our consolidated investments in real estate as of December 31, 2016:

Property Name	Location	Date Acquired	Approximate Rentable Square Footage or Number of Units and Beds		Description	Encumbrances (in 000's)	Ownership Interest	Occupancy at the end of 2016		Occupancy at the end of 2015		Effective Monthly Rent per Square Foot/Unit/Bed for 2016(1)	Effective Monthly Rent per Square Foot/Unit/Bed for 2015(1)
Gardens Medical Pavilion	Palm Beach Gardens, Florida	October 20, 2010	75,374		Medical office	$12,899	81.8%	72%		62%		$1.97	$2.11
Courtyard Kauai Coconut Beach Hotel	Kauai, Hawaii	October 20, 2010	311 Rooms	(2)	Hotel	38,000	80%	84%	(3)	82%	(3)	n/a	n/a
River Club and the Townhomes at River Club	Athens, Georgia	April 25, 2011	1,128 beds	(4)	Student housing	23,917	85%	98%		96%		401.68	383.62
Lakes of Margate	Margate, Florida	October 19, 2011	280 units		Multifamily	14,243	92.5%	94%		95%		1,273.61	1,218.84
Arbors Harbor Town	Memphis, Tennessee	December 20, 2011	345 units		Multifamily	24,653	94%	94%		91%		1,213.26	1,144.39
22 Exchange	Akron, Ohio	April 16, 2013	471 beds / 22,104 sq ft retail space		Student housing	19,307	90%	(5)		(5)		(6)	(6)
Parkside Apartments (“Parkside”)	Sugar Land, Texas	August 8, 2013	240 units		Multifamily	10,100	90%	96%		77%		1,142.08	1,149.54
_______________________________________________________________________________

(1)	Effective monthly rent is calculated using leases in place as of December 31 and takes into account any rent concessions.

(2)
The Courtyard Kauai Coconut Beach Hotel has 311 rooms and approximately 6,200 square feet of meeting space. Occupancy is for the entire year and is based on standard industry metrics, including rooms available for rent.

(3)	Represents average occupancy for the year ended December 31.

(4)	River Club and the Townhomes at River Club consist of two student housing complexes with a total of 1,128 beds.

(5)
22 Exchange consists of a student housing complex with 471 beds and 22,104 square feet of retail space. At December 31, 2016 and 2015, occupancy for student housing was 89% and 94% and retail was 72% and 71%, respectively.

(6)	Effective monthly rent per bed for student housing was $552.67 and $584.20 and effective monthly rent per square foot for the retail space was $1.51 and $1.40 at December 31, 2016 and 2015.
The following information generally applies to our consolidated investments in our real estate properties:

•	we believe our real estate property is adequately covered by insurance and suitable for its intended purpose;

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	depreciation is provided on a straight-line basis over the estimated useful life of the buildings.

Portfolio Diversification
As an opportunistic and value-add fund, we utilize a business model driven by investment strategy and expected performance characteristics. Accordingly, we have investments in several types of real estate, including office, hotel, multifamily, and student housing.
The following table shows the total revenue of our real estate portfolio for the properties we consolidated in our financial statements as of December 31, 2016 ($ in thousands):

Property	Description	2016 Revenue(1)	Percentage of 2016 Revenue
Gardens Medical Pavilion	Medical office building	$2,041	4%
Courtyard Kauai Coconut Beach Hotel	Hotel	18,501	40%
Arbors Harbor Town	Multifamily	5,003	11%
Lakes of Margate	Multifamily	4,459	10%
Parkside	Multifamily	3,129	7%
River Club and the Townhomes at River Club	Student housing	5,368	11%
22 Exchange	Student housing	3,498	8%
Total, excluding properties sold(2)		$41,999	91%
Other(2)		4,132	9%
Total revenues		$46,131	100%
_________________________________________

(1)	Includes revenues generated from tenant reimbursements. Tenant reimbursements generally include payment of real estate taxes, operating expenses, and common area maintenance and utility charges.
(2) Represents Lakewood Flats, Alte Jakobstraße, Holstenplatz, and Wimberly. We sold Lakewood Flats in 2016. We sold Alte Jakobstraße, Holstenplatz, and Wimberly in 2015.
Geographic Diversification
The following table shows the geographic diversification of our real estate portfolio for those properties that we consolidate in our financial statements as of December 31, 2016. This table excludes revenues generated from tenant reimbursements and revenues for the investment we sold in 2016 ($ in thousands):

Location	2016 Revenue(1)(2)	Percentage of 2016 Revenue
Hawaii	$18,501	46%
Florida	5,418	14%
Tennessee	4,787	12%
Georgia	5,287	13%
Texas	2,933	7%
Ohio	3,329	8%
	$40,255	100%
_________________________________________

(1)
2016 Revenue includes revenue from our multifamily, hotel, and student housing properties, excluding tenant reimbursements, without consideration of tenant contraction or termination rights. It also includes contractual base rental income of our office properties and does not take into account any rent concessions or prospective rent increases. Tenant reimbursements generally include payment of real estate taxes, operating expenses, and common area maintenance and utility charges.

(2)	This table does not include revenues of $4.1 million from Lakewood Flats, located in Texas, which was sold during 2016.
See Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements for information regarding how geographic concentration may be considered in the evaluation of our investments for impairment.

Future Lease Payments Table
The following table presents the future minimum base rental payments due to us under non-cancelable leases over the next ten years at our office property, Gardens Medical Pavilion, and the retail space at 22 Exchange as of December 31, 2016 (in thousands):

Year	Amount
2017	$1,512
2018	1,171
2019	1,038
2020	971
2021	857
2022	739
2023	750
2024	685
2025	30
2026	28
Thereafter	—

Portfolio Lease Expirations
The following table presents lease expirations for non-cancelable leases for our office property, Gardens Medical Pavilion, and the retail space at 22 Exchange as of December 31, 2016 ($ in thousands):

Year of Expiration	Number of Leases Expiring	Annualized Base Rent(1)	Percent of Annualized Base Rent Expiring	Leased Rentable Sq. Ft.	Percent of Rentable Sq. Ft. Expiring
2017	4	$491	25%	16,629	23%
2018	4	224	12%	9,760	13%
2019	3	130	7%	6,258	9%
2020	2	164	9%	6,463	9%
2021	2	125	7%	4,672	6%
2022	1	19	1%	1,496	2%
2023	—	—	—%	—	—%
2024	2	740	38%	25,122	35%
2025	—	—	—%	—	—%
2026	—	—	—%	—	—%
Thereafter	1	30	1%	1,820	3%
Total	19	$1,923	100%	72,220	100%
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
Determination of Estimated Per Share Value
On November 18, 2016, pursuant to the Amended and Restated Policy for Estimation of Common Stock Value (the “Estimated Valuation Policy”), our board of directors met and established an estimated per share value of our common stock as of October 31, 2016 of $7.80.
Process and Methodology
Our board of directors’ objective in determining an estimated value per share is to arrive at an estimated value that it believes is reasonable, after consultation with the Behringer Advisor (our external advisor as of the date we established the estimated per share value) and an independent, third-party valuation and advisory firm, Capright Property Advisors, LLC (“Capright”), using what the board of directors deems to be appropriate valuation methodologies and assumptions under current circumstances in accordance with the Estimated Valuation Policy.
In arriving at an estimated value per share, our board of directors reviewed and considered the valuation analyses prepared by the Behringer Advisor and Capright. The Behringer Advisor presented a report to the board of directors with an estimated per share value. Capright provided our board of directors an opinion that the resulting “as-is” market value for the Company’s properties, as calculated by the Behringer Advisor, and the other assets and liabilities as valued by the Behringer Advisor, along with the corresponding net asset value valuation methodologies and assumptions used by the Behringer Advisor to arrive at a recommended value of $7.80 per share as of October 31, 2016 were appropriate and reasonable. The board of directors conferred with the Behringer Advisor and a representative from Capright regarding the methodologies and assumptions used to reach their respective conclusions. The board of directors, which is responsible for determining the estimated per share value, considered all information provided in light of its own familiarity with our assets and unanimously approved an estimated value of $7.80 per share.
Capright’s opinion was subject to various limitations. In forming its opinion, Capright relied on information provided by the Behringer Advisor and third parties without independent verification. The Behringer Advisor provided Capright with information regarding lease terms and the physical condition and capital expenditure requirements of each property. Capright did not perform engineering or structural studies or environmental studies of any of the properties, nor did they perform an independent appraisal of the other assets and liabilities included in our estimated value per share.
In forming their conclusion as to the “as-is” value of the real estate investments held by the Company as of October 31, 2016, Capright’s opinion was subject to various limitations. For the appraisals of the Company’s seven properties and mezzanine loan investment performed by Capright, the scope of their work included:

•	Review of all property level information provided by the Behringer Advisor;

•	Physical inspection of four of the consolidated properties to determine their physical condition and location attributes;

•
Physical inspection of the property associated with the mezzanine loan investment and review of the Behringer Advisor’s valuation of the investment including accrued interest and the profit participation;

•	Review of the historical performance of the Company’s real estate investments and business plans related to operations of the investments; and

•	Review of the applicable markets by means of publications and other resources to measure current market conditions, supply and demand factors, and growth patterns.
Capright also evaluated the following information to arrive at their opinion:

•	Review of key market assumptions for mezzanine investments and mortgage liabilities, including but not limited to interest rates and collateral;

•	Review of the data models prepared by the Behringer Advisor supporting the valuation for each investment;

•
Review of Behringer Advisor calculations related to value allocations to noncontrolling interests and joint venture interests, preferred equity interests, and promoted interests, based on contractual terms and market assessments; and

•	Review of valuation methodology used by the Behringer Advisor for other assets and liabilities.

Capright has acted as a valuation advisor to the Company in connection with this assignment. The compensation paid to Capright in connection with this assignment was not contingent upon the successful completion of any transaction or conclusion reached by Capright. Capright has rendered valuation advisory services to another Behringer-sponsored investment program previously for which it received usual and customary compensation. Capright may be engaged to provide financial advisory services to the Company, the Behringer Advisor, or other Behringer-sponsored investment programs or their affiliates in the future.
The estimated valuation of $7.80 per share as of October 31, 2016 reflects an increase from the estimated valuation of $7.69 per share, which was the estimated per share value established as of October 31, 2015 after adjustment for the $1.50 per share special cash distribution paid on January 5, 2016. The adjustment was effective as of December 31, 2015, the record date of the distribution. The major factors that contributed most to the increase in the adjusted estimated share value were:

•	the sale of Lakewood Flats during 2016 for a sales price in excess of its estimated value in the 2015 ESV calculation; and

•	the increase in interest receivable and the value of our participation in the estimated residual profit of a multifamily development project in which we are the mezzanine lender.
These increases were partially offset by a decline in the equity value of certain real estate investments as a result of changes in the local markets in which they are located.
The following is a summary of the valuation methodologies used for each type of asset:
Investments in Real Estate. The Company has focused on acquiring commercial real estate properties in different asset classes generally requiring development, redevelopment, or repositioning. Due to the opportunistic and value-added nature of the Company’s real estate investments, both Capright and the Behringer Advisor utilized a variety of valuation methodologies, each as appropriate for the asset type under consideration to assign an estimated value to each asset.
The Behringer Advisor estimated the value of our investments in real estate utilizing multiple valuation methods, as appropriate for each asset, including an income approach using discounted cash flow analysis and a sales comparable analysis. The key assumptions used in the discounted cash flow approach were specific to each property type, market location, and quality of each property and were based on similar investors’ return expectations and market assessments. The key assumptions are reflected in the table included under “Allocation of Estimated Value” below. In calculating values for our assets, the Behringer Advisor used balance sheet and cash flow estimates as of September 30, 2016.
In forming its opinion, Capright prepared appraisals on all seven of our consolidated investment properties and our mezzanine loan investment in connection with the valuation. The appraisals estimated values by using discounted cash flow, comparable sales, or a weighting of these approaches in determining each property’s value. The appraisals employed a range of terminal capitalization rates, discount rates, growth rates, and other variables that fell within ranges that Capright and the Behringer Advisor believed would be used by similar investors to value the properties we own. The assumptions used in developing these estimates were specific to each property (including holding periods) and were determined based upon a number of factors including the market in which the property is located, the specific location of the property within the market, property and market vacancy, tenant demand for space, and investor demand and return requirements.
While we and the Behringer Advisor believe that the approaches used by appraisers in valuing our real estate assets, including an income approach using discounted cash flow analysis and sales comparable analysis, is standard in the real estate industry, the estimated values for our investments in real estate may or may not represent current market values or fair values determined in accordance with GAAP. Real estate is currently carried at its amortized cost basis in our financial statements, subject to any adjustments applicable under GAAP.
Investment in Mezzanine Loan. The value of our mezzanine loan investment was valued at the outstanding principal balance plus accrued interest and the current estimated value of the profit participation. The value of the profit participation was derived by valuing the project using a discounted cash flow analysis. The loan is accounted for as an investment in unconsolidated joint venture on our consolidated balance sheet at September 30, 2016 and December 31, 2016.
Mortgage Loans. Values for mortgage loans were estimated by the Behringer Advisor and reviewed by Capright using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratios. The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rates for mortgage loans ranged from 3.2% to 5.5%.
Other Assets and Liabilities. For a majority of our other assets and liabilities (consisting of cash and cash equivalents, short-term investments, accounts payable, and other liabilities), the carrying values as of September 30, 2016 as adjusted for significant activity through October 31, 2016 were considered equal to fair value by the Behringer Advisor due to their cost-based characteristics or short maturities. In connection with our estimated valuation of operating properties, notes receivable, and mortgage loans payable, certain GAAP balances related to accumulated depreciation and amortization, straight-lining of rents, deferred revenues and expenses, and debt and notes receivable premiums and discounts have been eliminated as these accounts were already considered in the estimated values.
Noncontrolling Interests. In those situations where our consolidated assets and liabilities are held in joint venture structures in which other equity holders have an interest, the Behringer Advisor has valued those noncontrolling interests based on the terms of the joint venture agreement applied in the liquidation of the joint venture. The resulting noncontrolling interests are a deduction to the estimated value.
Common Stock Outstanding. In deriving an estimated per share value, the total estimated value was divided by 25.2 million, the total number of common shares outstanding as of October 31, 2016, on a fully diluted basis, which includes financial instruments that can be converted into a known or determinable number of common shares. As of the valuation date, none of the financial instruments that could be converted into common shares are currently convertible into a known or determinable number of common shares. The determination of the number of common shares outstanding used in the estimated value per share is the same as used in GAAP computations for per share amounts.
Our estimated value per share was calculated by aggregating the value of our assets, subtracting the value of our liabilities, and dividing the net total by the fully-diluted common stock outstanding. Our estimated value per share is effective as of October 31, 2016.
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

Allocation of Estimated Value
The table below sets forth the calculation of the Company’s estimated value per share as of October 31, 2016, as well as the calculation of the Company’s prior estimated value per share as of October 31, 2015. The estimated valuation of $7.80 per share as of October 31, 2016, reflects an increase from the estimated valuation of $7.69 per share, which was the adjusted estimated per share value established as of October 31, 2015 after adjustment for the $1.50 per share special cash distribution paid on January 5, 2016. The adjustment was effective as of December 31, 2015, the record date for the distribution.
Pursuant to the Estimated Valuation Policy the board of directors of the Company established an estimated per share valuation of the Company’s common stock as of October 31, 2015 of $9.19. The Company paid a special cash distribution of $1.50 per share on January 5, 2016. As a result, and in accordance with the Estimated Valuation Policy, the estimated share value established as of October 31, 2015 was reduced by $1.00 to $7.69 effective January 5, 2016 (the record date of distribution) to reflect this special cash distribution.

	October 31, 2016 Estimated Value per Share	October 31, 2015 Estimated Value per Share
Real estate:
Operating(1)	$10.60	$13.06
Mezzanine loan investment(2)	1.00	0.82
Cash and cash equivalents	2.75	3.07
Restricted cash	0.25	0.16
Notes payable(3)	(5.80)	(7.03)
Other assets and liabilities	(0.28)	(0.30)
Noncontrolling interests	(0.72)	(0.59)
Estimated net asset value per share	$7.80	$9.19
Estimated enterprise value premium	—	—
Total estimated value per share, at October 31(4)	$7.80	$9.19
Less: Subsequent special cash distribution(5)	—	(1.50)
Total estimated value per share, as adjusted	$7.80	$7.69
______________________________________________________________________

(1)    The following are the key assumptions (shown on a weighted average basis) which are used in the discounted cash flow models to estimate the value of the real estate assets we currently own.

	Hotel	Multifamily	Student Housing	Office
Exit capitalization rate	7.50%	6.32%	6.52%	7.00%
Discount rate	9.00%	7.21%	7.52%	8.25%
Annual market rent growth rate	3.00%	2.97%	3.07%	3.00%
Average holding period	10 years	10 years	10 years	10 years
The following are ranges of the key assumptions which are used in the discounted cash flow models to estimate the value of the real estate assets we currently own. The discounted cash flow analyses for our hotel asset is only one category as is our office asset, and therefore, no range of values is available.

	Multifamily	Student Housing
Exit capitalization rate	6.00% - 6.50%	6.25% - 7.00%
Discount rate	7.00% - 7.75%	7.25% - 8.00%

(2)    Accounted for as an investment in unconsolidated joint venture on our condensed consolidated balance sheet at September 30, 2016. The mezzanine loan investment as of October 31, 2016 includes $6.4 million associated with the valuation of the Company’s participation in the current estimated profit of the multifamily development project.
(3)    October 31, 2016 notes payable net of $(2.8 million) mark-to-market adjustment.
(4)    As of October 31, 2016, we had 25,219,770 shares outstanding. The potential dilutive effect of our common stock equivalents does not affect our estimated per share value as there were no potentially dilutive securities outstanding at October 31, 2016.
(5)    On January 5, 2016, we paid a $1.50 per share special cash distribution to stockholders of record as of December 31, 2015.
The real estate assets we owned as of October 31, 2016 reflect an overall increase of 19.9% from the original purchase price (excluding acquisition costs and operating deficits), or amounts advanced under the mezzanine loan, plus post-acquisition capital investments.
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

	Change in Estimated Value per Share
Description	Increase of 25 basis points	Decrease of 25 basis points
Capitalization rate	$(0.45)	$0.50
Discount rate	$(0.19)	$0.20
Historical Estimated Values per Share
The historical reported estimated values per share of the Company’s common stock approved by the board of directors are set forth below:

Estimated Value per Share	Effective Date of Valuation	Filing with the Securities and Exchange Commission
$9.19(1)	October 31, 2015	Current Report on Form 8-K filed December 7, 2015
$9.72(2)	October 31, 2014	Current Report on Form 8-K filed December 2, 2014
$10.09(3)	August 1, 2013	Current Report on Form 8-K filed August 15, 2013
______________________________________________________________________

(1)	Pursuant to our Estimated Valuation Policy, our estimated value per share was reduced to $7.69 in December 2015 as a result of the payment of a special cash distribution of $1.50 per share.

(2)	Pursuant to our Estimated Valuation Policy, our estimated value per share was reduced to $8.72 in March 2015 as a result of the payment of a special cash distribution of $1.00 per share.

(3)	Pursuant to our Estimated Valuation Policy, our estimated value per share was reduced to $9.59 in September 2014 as a result of the payment of a special cash distribution of $0.50 per share.
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
For further information regarding the limitations of the estimated value per share, see the Estimated Valuation Policy filed as Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 28, 2012. We currently intend to update our estimated per share value on an annual basis.
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
Holders
As of February 28, 2017, we had 25,086,778 shares of common stock outstanding held by approximately 10,700 stockholders.
Distributions
We made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2008. As a REIT, we must distribute at least 90% of our REIT taxable income to our stockholders annually.
Our board of directors declared two special cash distributions during 2015, one on March 18 for a total of $25.7 million and one on November 20 for a total of $38.4 million, for an aggregate of $64.1 million, or $2.50 per share of common stock. The Company paid the $25.7 million special cash distribution on March 31, 2015 and the $38.4 million special cash distribution on January 5, 2016. On August 8, 2014, our board of directors authorized a special cash distribution totaling $13 million, or $0.50 per share of common stock, which was paid on September 18, 2014. The special cash distributions paid during 2016, 2015, and 2014 were fully funded with a portion of proceeds from asset sales. For further discussion regarding our ability to sustain any level of our distributions, see Part I, Item 1A, “Risk Factors.”
Recent Sales of Unregistered Securities
During the three months ended December 31, 2016, we did not sell any equity securities that were not registered under the Securities Act of 1933.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information regarding our equity compensation plans as of December 31, 2016:

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
Effective November 18, 2016, our estimated value per share was $7.80. For a full description of the methodologies used to estimate the value of our common stock as of October 31, 2016, see “Determination of Estimated Per Share Value” disclosed above.
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
Any redemption requests are honored pro rata among all requests received based on funds available and are not honored on a first come, first served basis. During the three months ended December 31, 2016, our board of directors redeemed all 47 Ordinary Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 130,681 shares redeemed for $0.7 million (approximately $5.16 per share).  All redemptions were funded with cash on hand.
During the three months ended December 31, 2016, our board of directors redeemed all four Exceptional Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 11,160 shares redeemed for less than $0.1 million (approximately $5.80 per share).  All redemptions were funded with cash on hand.
During the quarter ended December 31, 2016, we redeemed shares as follows (including both Ordinary Redemptions and Exceptional Redemptions):

2016	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
October	141,841	$5.21	141,841	(1)
November	—	—	—
December	—	—	—
	141,841	$5.21	141,841	(1)
__________________________

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 6.    Selected Financial Data.
As of December 31, 2016, we had eight real estate investments, seven of which were consolidated. One of our consolidated properties is wholly owned and six properties are consolidated through investments in joint ventures. During 2016, we sold one property, Lakewood Flats. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.
The following table reflects a rollforward of the number of real estate investments we had beginning January 1, 2012 through December 31, 2016:

Year	Portfolio Beginning of Year	Acquisitions	Dispositions	Portfolio at Year-End	Unconsolidated at Year-End (1)
2012(2)	11	1	2	10	—
2013(3)	10	4	1	13	1
2014	13	1	1	13	1
2015	13	—	4	9	1
2016	9	—	1	8	1
______________________________________________________________________

(1)	The number of unconsolidated investments at year-end is included in the number of investments in the Portfolio at Year-End.

(2)
The number of dispositions in 2012 does not reflect the sale of one of four buildings in our Interchange Business Center investment. We sold the remaining three buildings at Interchange Business Center on April 12, 2013 and reflected the sale in 2013 upon the disposition of the remaining buildings.

(3)
The number of dispositions in 2013 does not reflect the sale of the Original Florida MOB Portfolio. This investment and Gardens Medical Pavilion, collectively, the Florida MOB Portfolio, have been counted as one investment. As of December 31, 2016, we own an 81.8% interest in Gardens Medical Pavilion.

The selected data below has been derived from our audited consolidated financial statements ($ in thousands, except per share amounts):

	December 31,
	2016	2015	2014	2013	2012
Total assets(1)	$268,905	$342,189	$407,074	$411,190	$375,668

Notes payable, net(1)	142,332	177,036	213,677	208,852	179,910
Other liabilities(2)	7,934	48,574	16,841	9,549	9,225
Behringer Harvard Opportunity REIT II, Inc. equity	112,733	109,818	168,520	183,884	175,163
Noncontrolling interest	5,906	6,761	8,036	8,905	11,370
Total liabilities and equity	$268,905	$342,189	$407,074	$411,190	$375,668
_____________________________________

(1)
Reflects our January 1, 2016, adoption of ASU 2015-03, which requires companies to present the debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of the related liability.

(2)
Other liabilities as of December 31, 2015 of $48.6 million include distributions payable of $38.4 million for a special cash distribution authorized by the board of directors on November 20, 2015 and paid out on January 5, 2016. Other liabilities as of December 31, 2014 of $16.8 million include obligations associated with real estate held for sale of $9.2 million related to Babcock and AJS.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Revenues	$46,131	$50,250	$48,597	$43,389	$32,718
Income (loss) from continuing operations, including gains on disposals(1)	4,908	7,677	(334)	(17,553)	(12,785)
Gains on disposals in continuing operations(1)	11,341	22,771	11,454	n/a	n/a
Income from discontinued operations, including gains on disposal	—	—	—	31,159	22,012
Impairment charge(2)	—	(1,417)	—	—	—
Net income (loss)	4,908	7,677	(334)	13,606	9,227
Add: Net (income) loss attributable to noncontrolling interest	35	(699)	331	(4,877)	(7,562)
Net income (loss) attributable to the Company	4,943	6,978	(3)	8,729	1,665
Basic and diluted income (loss) per share	$0.19	$0.27	$—	$0.34	$0.06
Distributions declared per share	$—	$2.50	$0.50	$—	$0.625
________________________________________

(1)
Effective April 1, 2014, we early adopted the revised guidance for discontinued operations. The Company does not view the 2016 sale of Lakewood Flats, the sales of Babcock, AJS, Holstenplatz, and Wimberly during 2015, or the sale of 1875 Lawrence in 2014 as a strategic shift. Therefore, the results of operations and gains on disposal of these investments are classified in income (loss) from continuing operations for the years ended December 31, 2016, 2015, and 2014.

(2)	During 2015, we recorded a non-cash impairment charge of $1.4 million on our investment in 22 Exchange, a student housing property, due to the local market decline in Akron, Ohio.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.
Executive Overview
We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis.  In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who were distressed or faced time-sensitive deadlines.  In addition, our opportunistic and value-add investment strategy has included investments in real estate-related assets that present opportunities for higher current income. Since inception, we have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily. We have purchased existing, income-producing properties and newly constructed properties. We have also invested in a mortgage loan and a mezzanine loan. We have made our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. Currently, our investments include multifamily and student housing communities, an office building, a hotel, and a mezzanine loan. All of our current investments are located in the United States. Consistent with our investment objectives, our board of directors is considering liquidity options for our stockholders.
Market Outlook
During 2016, the U.S. economy grew at a modest rate. The Gross Domestic Product for 2016 grew at a rate of 1.9%, which was lower than the 2.4% experienced in 2015 and less than the forecasted rate of 2.2%. Economists have forecasted economic growth of 2-3% during 2017. Consumer confidence remained strong as a result of low unemployment and reduced fuel prices during the year. The unemployment rate was 4.7% at the end of 2016 and is expected to drop slightly in 2017. Short-term interest rates increased in December of 2016 and many expect additional rate hikes in 2017.
As of December 31, 2016, we were invested in three multifamily properties.  For the year ended December 31, 2016, excluding assets sold during the year, 30% of our total revenues were derived from our multifamily properties. The multifamily sector continued to see strong rent growth in 2016 and ended the year with the national multifamily vacancy rate at 4.1%. Rental rates are expected to increase nationwide in 2017, albeit at a slower pace. Rising construction costs and higher interest rates for construction lending are expected to slow the number of new units to the marketplace.
As of December 31, 2016, we owned an interest in one hotel property. For the year ended December 31, 2016, excluding assets sold during the year, 44% of our total revenues were derived from our hotel property. The lodging industry is expected to see continued performance growth in 2017, but at lower levels than those seen in 2016. Smith Travel Research indicates that during 2016 the U.S. hotel industry’s occupancy remained relatively flat at 65.5% while the national overall ADR increased 3.1% resulting in an increase in RevPar of 3.2%. During 2016, our hotel property, Courtyard Kauai Coconut Beach Hotel located in Kauai, Hawaii, experienced a nominal increase in ADR of 0.3% while occupancy increased 2% year-over-year, resulting in an increase in RevPar of 2.3%. While Hawaii’s economy is dependent on conditions in other local U.S. economies and Japan, it is expected to experience slight economic growth in 2017.
As of December 31, 2016, a portion of our portfolio is invested in three public university student housing complexes, including two complexes located near the University of Georgia and one complex located adjacent to the University of Akron. Unlike traditional multifamily housing, most leases at a student housing property typically begin and end on the same dates, which for our student housing leases, typically coincide with the commencement of the fall academic term and terminating at the completion of the last summer school session of the academic year.  As such, we must re-lease each property in its entirety each year during a highly compressed time period, resulting in significant turnover in our tenant population from year to year.  As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the short annual leasing season that generally begins in January and ends in August of each year.  Our properties’ occupancy rates are, therefore, relatively stable during the August to July academic year, but are susceptible to fluctuation at the commencement of each new academic year, which may be greater than the fluctuation in occupancy rates experienced by traditional multifamily properties.  Although college enrollment is down nationwide, demand for student housing remains strong at the major universities. Many universities continue to face challenges, including lower enrollment and increased tuition costs. These challenges may lead to a decrease in occupancy and lower than anticipated revenues at our student housing properties.
Although the current outlook on financing trends appears relatively stable, there are risks.  It is expected that the U.S. Federal Reserve will continue to increase interest rates during 2017, the timing and amount of the rate increase as well government spending levels and global economic concerns will affect the overall level of domestic economic growth.  Any of these issues could slow growth, which could affect the amount of capital available or the costs charged for financings.  As of December 31, 2016, our weighted average interest rate was 3.9%, compared to 3.5% at December 31, 2015.

Liquidity and Capital Resources
We had unrestricted cash and cash equivalents of $67.1 million at December 31, 2016. Our principal demands for funds going forward will be for the payment of (a) operating expenses, (b) interest and principal on our outstanding indebtedness, and (c) distributions. Generally, we expect to meet cash needs for the payment of operating expenses and interest on our outstanding indebtedness from our cash flow from operations and to fund distributions (if any) from our proceeds from asset sales. To the extent that our cash flow from operations is not sufficient to cover our operating expenses, interest on our outstanding indebtedness, or redemptions, we expect to use borrowings and asset sales to fund such needs.
We intend to hold our various real properties until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. We sold Lakewood Flats in the third quarter of 2016 and four properties in 2015.
On January 5, 2016, we paid a special cash distribution, which was declared in 2015, of $38.4 million, or $1.50 per share of common stock. On March 31, 2015, we paid a special cash distribution of $25.7 million, or $1.00 per share of common stock. Both distributions were funded from proceeds of asset sales completed in 2015.
We continually evaluate our liquidity and ability to fund future operations and debt obligations.  As of February 1, 2017, the Company had debt of $38 million associated with Courtyard Kauai Coconut Beach Hotel and approximately $13 million associated with Gardens Medical Pavilion maturing in the next twelve months. If we have not disposed of the associated properties by the maturity date, we expect to repay the outstanding balance with available cash or refinance all or a portion of the balance outstanding. In addition to our debt obligations, we consider other factors in evaluating our liquidity. For example, to the extent our portfolio is concentrated in certain geographic regions and types of assets, downturns relating generally to such regions and assets may result in tenants defaulting on their lease obligations at a number of our properties within a short time period.  Such defaults could negatively affect our liquidity and adversely affect our ability to fund our ongoing operations. For the year ended December 31, 2016, excluding the investment we sold in 2016, 44% and 16% of our total revenues were derived from our properties located in Hawaii and Florida, respectively. Additionally, excluding our property sold in 2016, 44% of our total revenues were from our hotel property and 30% were from our multifamily properties.
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
Debt Financings
From time to time, we have obtained mortgage, bridge, or mezzanine loans for acquisitions and investments, as well as property development.  In the future, we may obtain financing for property development or to refinance our existing real estate assets, depending on multiple factors.
At December 31, 2016, our notes payable balance was $142.3 million, net of deferred financing fees of $0.8 million, and had a weighted average interest rate of 3.9%. As of December 31, 2015, the Company had notes payable of $177 million, net of deferred financing fees of $1.7 million, with a weighted average interest rate of 3.5%. We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the Courtyard Kauai Coconut Beach Hotel, 22 Exchange, and Parkside notes payable.
During the year ended December 31, 2016, we used a portion of the proceeds from the sale of Lakewood Flats to pay off in full the existing indebtedness of approximately $33.5 million.
Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios, loan to value ratios, and liquidity.  As of December 31, 2016, we believe we were in compliance with the debt covenants under our loan agreements.
One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt. The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of December 31, 2016. Interest payments on variable rate debt are based on rates in effect as of December 31, 2016. The table does not represent any extension options (in thousands):

	Payments Due by Period(1)(2)
Description	2017	2018	2019	2020	2021	Thereafter	Total
Principal payments—fixed rate debt	$2,150	$46,808	$24,307	$13,771	$404	$17,441	$104,881
Principal payments—variable rate debt	38,000	—	—	—	—	—	38,000
Interest payments—fixed rate debt	4,924	3,306	1,581	786	704	967	12,268
Interest payments—variable rate debt	236	—	—	—	—	—	236
Total(3)	$45,310	$50,114	$25,888	$14,557	$1,108	$18,408	$155,385
_____________________________

(1)	Does not include approximately $0.2 million of unamortized premium related to debt we assumed on our acquisition of Parkside.

(2)
Effective January 1, 2016, we adopted ASU 2015-03, which requires companies to present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of the related debt liability. See Note 2, Summary of Significant Accounting Policies, for further details.

(3)	Does not include assumptions for any available extension options.

Results of Operations
Year ended December 31, 2016 as compared to the year ended December 31, 2015
As of December 31, 2016, we had eight real estate investments, seven of which were consolidated (one wholly owned and six properties consolidated through investments in joint ventures). We sold one property during 2016.
As of December 31, 2015, we had nine real estate investments, eight of which were consolidated (one wholly owned and seven properties consolidated through investments in joint ventures). We sold four properties during 2015.
The following table provides summary information about our results of operations for the years ended December 31, 2016 and 2015 ($ in thousands):

	Year ended December 31,		Increase (Decrease)	Percentage Change	$ Change due to Dispositions(1)	$ Change due to Same Store(2)
Description	2016	2015
Rental revenue	$27,630	$32,556	$(4,926)	(15.1)%	$(6,252)	$1,326
Hotel revenue	18,501	17,694	807	4.6%	—	807
Property operating expenses	9,496	11,503	(2,007)	(17.4)%	(2,071)	64
Hotel operating expenses	13,608	12,498	1,110	8.9%	—	1,110
Interest expense	6,164	6,791	(627)	(9.2)%	(918)	291
Real estate taxes	5,173	6,127	(954)	(15.6)%	(1,001)	47
Impairment charge	—	1,417	(1,417)	(100.0)%	—	(1,417)
Property management fees	1,512	1,650	(138)	(8.4)%	(219)	81
Asset management fees(3)	2,264	2,702	(438)	(16.2)%	(343)	(95)
General and Administrative	3,139	3,620	(481)	(13.3)%	n/a	n/a
Depreciation and amortization	11,014	14,950	(3,936)	(26.3)%	(4,380)	444
Loss on early extinguishment of debt	500	732	(232)	(31.7)%	(232)	—
Other income (loss)	122	(777)	899	(115.7)%	899	—
Gain on sale of real estate	11,341	22,771	(11,430)	(50.2)%	(11,430)	—
Income tax benefit (expense)	47	(2,726)	2,773	n/a	n/a	n/a
_____________

(1)
Represents the dollar amount decrease for the year ended December 31, 2016 compared to the year ended December 31, 2015 related to the 2016 disposition of Lakewood Flats and the 2015 dispositions of Babcock, AJS, Holstenplatz, and Wimberly.

(2)
Represents the dollar amount increase (decrease) for the year ended December 31, 2016 compared to the year ended December 31, 2015 with respect to real estate and real estate-related investments owned by us during the entire periods presented, excluding any we have classified as held for sale (“Same Store”). Same Store for the periods ended December 31, 2016 and 2015 include Gardens Medical Pavilion, River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town, Courtyard Kauai Coconut Beach Hotel, 22 Exchange, and Parkside.

(3)
Asset management fees payable to the advisor are an obligation of the Company, and as such, asset management fees associated with all investments owned during the period are classified in continuing operations. Therefore, the amounts above include asset management fees associated with any property owned during a particular period, including those related to our disposed properties.

The following table reflects rental revenue and property operating expenses for the years ended December 31, 2016 and 2015 for (i) our Same Store operating portfolio; and (ii) our disposition of Lakewood Flats on August 16, 2016 and our 2015 dispositions of Babcock, AJS, Holstenplatz, and Wimberly (in thousands):

	Year Ended December 31,
Description	2016	2015	Change
Rental revenue
Same Store	$23,498	$22,172	$1,326
Dispositions	4,132	10,384	(6,252)
Total rental revenue	$27,630	$32,556	$(4,926)

Property operating expenses
Same Store	$8,389	$8,325	$64
Dispositions	1,107	3,178	(2,071)
Total property operating expenses	$9,496	$11,503	$(2,007)
The tables below reflect occupancy and effective monthly rental rates for our Same Store operating properties and occupancy and ADR for Courtyard Kauai Coconut Beach Hotel:

	Occupancy (%)		Effective Monthly Rent per Square Foot/Unit/Bed ($)(1)
	Year Ended December 31,		Year Ended December 31,
Property	2016	2015	2016	2015
Gardens Medical Pavilion	72%	62%	$1.97	$2.11	per sq ft
River Club and the Townhomes at River Club	98%	96%	401.68	383.62	per bed
Lakes of Margate	94%	95%	1,273.61	1,218.84	per unit
Arbors Harbor Town	94%	91%	1,213.26	1,144.39	per unit
22 Exchange	89%	94%	552.67	584.20	per bed
Parkside	96%	77%	1,142.08	1,149.54	per unit
______________________________

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

	Occupancy (%)(1)		ADR ($)
	Year Ended December 31,		Year Ended December 31,
Property	2016	2015	2016	2015
Courtyard Kauai Coconut Beach Hotel	84%	82%	$140.75	$140.34
_______________________________________

(1)
Represents average occupancy for the year ended December 31. The Courtyard Kauai Coconut Beach Hotel has 311 rooms and approximately 6,200 square feet of meeting space. Occupancy is for the entire year and is based on standard industry metrics, including rooms available for rent.

Continuing Operations
Our results of operations for the respective periods presented reflect decreases in most categories. During the year ended December 31, 2016, we had decreases in rental revenue and property operating expenses of $6.3 million and $2.1 million, respectively, from the impact of our dispositions in 2016 and 2015. Management expects decreases in most categories in the future as we dispose of additional real estate and real estate-related assets.
Revenues.    Revenues for the year ended December 31, 2016, including Courtyard Kauai Coconut Beach Hotel, were $46.1 million, a decrease of $4.1 million from the year ended December 31, 2015. Same Store rental revenue (including our hotel revenue) for the years ended December 31, 2016 and 2015 was $42 million and $39.9 million, respectively. Rental revenue from Babcock, AJS, Holstenplatz, and Wimberly disposed of in 2015 and Lakewood Flats disposed of in 2016 was $4.1 million and $10.4 million for the years ended December 31, 2016 and 2015, respectively.
The change in revenue is primarily due to:

•
a decrease in rental revenue of $6.3 million as a result of our 2016 and 2015 dispositions. This decrease was partially offset by an increase of approximately $1.3 million related to our Same Store operations; and

•	an increase in hotel revenue of $0.8 million, or 4.6%, at the Courtyard Kauai Coconut Beach Hotel due to a 2% increase in occupancy. In addition, food and beverage revenue increased $0.5 million.
Property Operating Expenses.    Property operating expenses for the years ended December 31, 2016 and 2015 were $9.5 million and $11.5 million, respectively. The decrease of $2.1 million related to our 2016 and 2015 dispositions was partially offset by an increase of less than $0.1 million related to our Same Store operations.
Hotel Operating Expenses.  Hotel operating expenses for the years ended December 31, 2016 and 2015 were $13.6 million and $12.5 million, respectively.  The increase in hotel operating expenses was primarily due to increases of $0.9 million in food and beverage costs and sales and marketing costs incurred during 2016 at the Courtyard Kauai Coconut Beach Hotel.
Interest Expense.   Interest expense for the years ended December 31, 2016 and 2015 was $6.2 million and $6.8 million, respectively.  The approximate $0.6 million decrease was primarily due to our dispositions in 2016 and 2015. For the years ended December 31, 2016 and 2015, we capitalized interest of approximately $0.1 million and $0.5 million, respectively, in connection with our equity method investment in Prospect Park.
Real Estate Taxes.  Real estate taxes were $5.1 million and $6.1 million for the years ended December 31, 2016 and 2015, respectively. Our dispositions in 2016 and 2015 accounted for a $1 million decrease.
Impairment Charge. Due to the local market decline in Akron, Ohio, we recorded a non-cash impairment charge of $1.4 million on our investment in 22 Exchange, a student housing property, during the year ended December 31, 2015. In estimating the fair value of 22 Exchange, we used management’s internal discounted cash flow analysis prepared with consideration of the local market. There were no impairment charges recorded during the year ended December 31, 2016.
Property Management Fees.   Property management fees, which are based on revenues, were $1.5 million and $1.7 million for the years ended December 31, 2016 and 2015, respectively, and were composed of property management fees paid to unaffiliated third parties and our affiliated property manager.
Asset Management Fees.   Asset management fees for the years ended December 31, 2016 and 2015 were $2.3 million and $2.7 million, respectively, and were composed of asset management fees paid to the Behringer Advisor and third parties with respect to our investments. We pay our external advisor or its affiliates a monthly asset management fee of one-twelfth of 0.7% of the value for each asset as determined in connection with our establishment and publication of an estimated value per share. Asset management fees for the years ended December 31, 2016 and 2015 include fees related to our disposed properties. We expensed $0.3 million and $0.7 million in asset management fees related to disposed properties during the years ended December 31, 2016 and 2015, respectively.
General and Administrative Expenses.   General and administrative expenses for the years ended December 31, 2016 and 2015 were $3.1 million and $3.6 million, respectively, and were composed of audit fees, legal fees, board of directors’ fees, and other administrative expenses.  The decrease of approximately $0.5 million during the year ended December 31, 2016 was primarily due to decreases of $0.3 million and $0.2 million in administrative service fees payable to the Behringer Advisor and legal fees, respectively.
Depreciation and Amortization.   Depreciation and amortization for the years ended December 31, 2016 and 2015 were $11 million and $14.9 million, respectively.  The decrease of $3.9 million during the year ended December 31, 2016 was primarily due to a $4.4 million decrease related to our 2016 and 2015 dispositions. This decrease was partially offset by a period-over-period increase of $0.4 million related to our Same Store operations.
Loss on Early Extinguishment of Debt. We recorded a loss on early extinguishment of debt of $0.5 million during the year ended December 31, 2016 as a result of the pay off in full of Lakewood Flat’s existing indebtedness when we sold the property in September 2016. The $0.5 million loss was composed of the write-off of deferred financing fees of $0.4 million and an early termination fee of $0.1 million. During the year ended December 31, 2015, we recorded losses on early extinguishment of debt totaling $0.7 million as a result of the payoff of debt secured by three investments we sold during 2015. The total charge of $0.7 million was composed of the write-off of deferred financing fees of $0.3 million and early termination fees of $0.4 million.
Other loss. During 2015, we recorded currency translation adjustments totaling approximately $0.8 million related to the cash proceeds from the sale of our foreign assets during the year ended December 31, 2015.
Gain on Sale of Real Estate. During the year ended December 31, 2016, we recorded a gain on sale of approximately $11.5 million and a deferred gain of approximately $1.2 million for Lakewood Flats. In addition to the sale of Lakewood Flats, we recorded a $0.1 million loss related to the final settlement of certain fees associated with our 2015 disposal of AJS. During the year ended December 31, 2015, we recorded gains on sale for our 2015 dispositions of $22.8 million. The gain on sale of AJS, which was located in Berlin, Germany, is net of a cumulative translation adjustment (“CTA”) of $0.6 million. The gain on sale of Holstenplatz, which was located in Hamburg, Germany, includes a CTA credit of $0.4 million.
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
The following table provides summary information about our results of operations for the years ended December 31, 2015 and 2014 ($ in thousands):

	Year ended December 31,		Increase (Decrease)	Percentage Change	$ Change due to Acquisitions(1)	$ Change due to Dispositions(2)	$ Change due to Same Store(3)
Description	2015	2014
Rental revenue	$32,556	$32,226	$330	1.0%	$4,956	$(4,494)	$(132)
Hotel revenue	17,694	16,371	1,323	8.1%	—	—	1,323
Property operating expenses	11,503	11,288	215	1.9%	1,087	(1,111)	239
Hotel operating expenses	12,498	11,954	544	4.6%	—	—	544
Interest expense	6,791	7,833	(1,042)	(13.3)%	527	(1,410)	(159)
Real estate taxes	6,127	5,388	739	13.7%	1,138	(583)	184
Impairment charge	1,417	—	1,417	(100.0)%	—	—	1,417
Property management fees	1,650	1,642	8	0.5%	135	(153)	26
Asset management fees(4)	2,702	2,368	334	14.1%	332	(272)	274
General and Administrative	3,620	4,076	(456)	(11.2)%	n/a	n/a	n/a
Acquisition expense	—	1,307	(1,307)	(100.0)%	(1,307)	—	—
Depreciation and amortization	14,950	14,362	588	4.1%	2,448	(2,072)	212
Loss on early extinguishment of debt	732	454	278	61.2%	—	278	—
Other loss	777	38	739	1,944.7%	—	739	—
Gain on sale of real estate	22,771	11,454	11,317	98.8%	—	11,317	—
Income tax benefit (expense)	(2,726)	101	(2,827)	n/a	n/a	n/a	n/a
_____________

(1)	Represents the dollar amount increase (decrease) for the year ended December 31, 2015 compared to the year ended December 31, 2014 related to the acquisition of Lakewood Flats on October 10, 2014.

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

(4)
Asset management fees payable to our external advisor are an obligation of the Company, and as such, asset management fees associated with all investments owned during the period are classified in continuing operations. Therefore, the amounts above include asset management fees associated with any property owned during a particular period, including those related to our disposed properties.

The following table reflects rental revenue and property operating expenses for the years ended December 31, 2015 and 2014 for (i) our Same Store operating portfolio; (ii) our acquisition of Lakewood Flats in 2014; (iii) our dispositions of four properties in 2015 and one property in 2014 (in thousands):

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
Revenues.    Revenues for the year ended December 31, 2015, including Courtyard Kauai Coconut Beach Hotel, were $50.3 million, an increase of $1.7 million from the year ended December 31, 2014. Same Store rental revenue (including our hotel revenue) for the years ended December 31, 2015 and 2014 was $39.9 million and $38.7 million, respectively, while rental revenue from our Lakewood Flats acquisition in 2014 was $6.3 million for the year ended December 31, 2015 compared to the 2014 partial year of $1.4 million. Rental revenue from our 2015 and 2014 dispositions was $4 million and $8.5 million for the years ended December 31, 2015 and 2014, respectively.
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
Interest Expense.   Interest expense for the years ended December 31, 2015 and 2014 was $6.8 million and $7.8 million, respectively.  The approximate $1 million decrease was primarily due to a decrease of $1.4 million related to our dispositions in 2014 and 2015 and a decrease of $0.2 million related to our Same Store operations. These decreases were partially offset by an increase of $0.5 million related to our acquisition of Lakewood Flats in the fourth quarter of 2014. For the years ended December 31, 2015 and 2014, we capitalized interest of $0.5 million in connection with our equity method investment in Prospect Park.
Real Estate Taxes.  Real estate taxes were $6.1 million and $5.4 million for the years ended December 31, 2015 and 2014, respectively. Our 2014 acquisition accounted for an increase of $1.1 million in real estate taxes while the five dispositions in 2014 and 2015 accounted for a $0.6 million decrease.
Impairment Charge. Due to the local market decline in Akron, Ohio, we recorded a non-cash impairment charge of $1.4 million on our investment in 22 Exchange, a student housing property, during the year ended December 31, 2015. In estimating the fair value of 22 Exchange, we used management’s internal discounted cash flow analysis prepared with consideration of the local market. There were no impairment charges recorded during the year ended December 31, 2014.
Property Management Fees.   Property management fees, which are based on revenues, were $1.6 million for the years ended December 31, 2015 and 2014, respectively, and were composed of property management fees paid to unaffiliated third parties and our affiliated property manager.
Asset Management Fees.   Asset management fees for the years ended December 31, 2015 and 2014 were $2.7 million and $2.4 million, respectively, and were composed of asset management fees paid to our Advisor and third parties with respect to our investments. The $0.3 million increase in asset management fees for the year ended December 31, 2015 was due to $0.3 million of fees waived by the Behringer Advisor in the second quarter of 2014 for fees previously accrued during 2013. Without this one-time adjustment, asset management fees for the year ended December 31, 2014 would have been approximately $2.7 million. Asset management fees for the years ended December 31, 2015 and 2014 include fees related to our disposed properties. We expensed $0.3 million and $0.6 million in asset management fees related to disposed properties during the years ended December 31, 2015 and 2014, respectively.

General and Administrative Expenses.   General and administrative expenses for the years ended December 31, 2015 and 2014 were $3.6 million and $4.1 million, respectively, and were composed of audit fees, legal fees, board of directors’ fees, and other administrative expenses.  The decrease of approximately $0.5 million during the year ended December 31, 2015 was primarily due to decreases of $0.2 million and $0.1 million in legal fees associated with our joint ventures and administrative service fees payable to our external advisor, respectively.
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
Gain on Sale of Real Estate. During the year ended December 31, 2015, we recorded gains on sale for our 2015 dispositions of $22.8 million. The gain on sale of AJS, which was located in Berlin, Germany, is net of a CTA of $0.6 million. The gain on sale of Holstenplatz, which was located in Hamburg, Germany, includes a CTA credit of $0.4 million. During the year ended December 31, 2014, we recorded a gain on sale of approximately $11.5 million for 1875 Lawrence. As discussed in Note 6, Real Estate and Real Estate-Related Investments, we did not view the disposals of Babcock, AJS, Holstenplatz, Wimberly, and 1875 Lawrence as a strategic shift and the results of operations are presented in continuing operations.
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

Cash Flow Analysis
Fiscal year ended December 31, 2016 as compared to the year ended December 31, 2015
During the year ended December 31, 2016, net cash provided by operating activities was $2.9 million compared to $5.1 million for the year ended December 31, 2015. The primary reason for the decrease in cash flow from operating activities was the changes in working capital.
During the year ended December 31, 2016, net cash provided by investing activities was $65.7 million compared to $74.3 million during the year ended December 31, 2015. The year over year difference is primarily due to the $68.5 million of proceeds from the sale of Lakewood Flats during 2016 compared to $79.1 million from the sales of Babcock, AJS, Holstenplatz, and Wimberly during 2015. In addition to the 2016 gain on sale of Lakewood Flats of $68.5 million, we recorded a $0.1 million loss related to the final settlement of certain fees associated with our 2015 disposal of AJS.
During the year ended December 31, 2016, net cash used in financing activities was $76.7 million compared $74.7 million for the same period of 2015. We paid special cash distributions to our stockholders totaling $38.4 million and $25.7 million during the year ended December 31, 2016 and 2015, respectively. During the year ended December 31, 2016, we paid off the existing indebtedness totaling approximately $33.5 million associated with the Lakewood Flats investment, with proceeds from the sale. During the year ended December 31, 2015, we paid off the existing indebtedness totaling approximately $35.2 million associated with the Babcock, AJS, and Wimberly investments with proceeds from the sales of the three investments. In addition, we paid off the Holstenplatz debt of approximately $8.1 million on the maturity date of April 30, 2015.
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
During the year ended December 31, 2015, net cash provided by investing activities was $74.3 million compared to net cash used of $24.2 million during the year ended December 31, 2014. In 2015, we received aggregate sales proceeds of $79.1 million from the sales of Babcock, AJS, Holstenplatz, and Wimberly. During 2014, we purchased Lakewood Flats for $60.4 million and sold 1875 Lawrence for $46.3 million.
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
Our calculation of FFO for the years ended December 31, 2016, 2015, and 2014 is presented below (in thousands, except per share amounts):

	2016		2015		2014
Description	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net income (loss) attributable to the Company	$4,943	$0.19	$6,978	$0.27	$(3)	$—
Adjustments for:
Real estate depreciation and amortization(1)	9,772	0.39	13,556	0.53	13,056	0.50
Gain on sale of real estate(2)	(11,342)	(0.45)	(21,579)	(0.84)	(11,454)	(0.44)
Impairment expense(3)	—	—	1,263	0.05	—	—
Income tax expense (benefit) associated with real estate sale(4)	(23)	—	2,662	0.10	—	—
NAREIT Defined Funds from Operations (FFO) attributable to common stockholders	$3,350	$0.13	$2,880	$0.11	$1,599	$0.06

GAAP weighted average shares:
Basic and diluted		25,418		25,688		25,943
_________________________________

(1)
Includes our consolidated amount, as well as our pro rata share of those unconsolidated investments which we account for under the equity method of accounting, and the noncontrolling interest adjustment for the third-party partners’ share.

(2)
The gain on sale for the year ended December 31, 2016 is primarily related to the sale of Lakewood Flats and includes a 2016 adjustment for trade taxes related to the 2015 sale of AJS. For the year ended December 31, 2015, includes our proportionate share of the gain on sale of real estate related to the Babcock, AJS, Holstenplatz, and Wimberly investments. The gain on sale of AJS is net of a cumulative foreign currency translation loss of approximately $0.6 million due to the substantial liquidation of AJS. The gain on sale of Holstenplatz includes a CTA credit of approximately $0.4 million due to the substantial liquidation of Holstenplatz. For the year ended December 31, 2014, includes our gain on sale of the 1875 Lawrence office building.

(3)
During the year ended December 31, 2015, we recorded a $1.4 million non-cash impairment charge to reduce the carrying value of 22 Exchange, one of our student housing investments, to its estimated fair value. The noncontrolling interest portion of the charge was approximately $0.2 million.

(4)
During 2015, we recorded estimated provision for income tax of approximately $1.7 million and $1 million as a result of foreign income tax related to the sales of AJS and Holstenplatz, respectively. We had less than $0.1 million income tax benefit in 2016, related to the difference in actual income taxes due and the originally estimated income taxes payable on the sale of Holstenplatz.

Provided below is additional information related to selected items included in net income (loss) above, which may be helpful in assessing our operating results.

•
Straight-line rental revenue of less than $0.1 million, $0.1 million, and $0.2 million was recognized for the years ended December 31, 2016, 2015 and 2014, respectively. The noncontrolling interest portion of straight-line rental revenue for the years ended December 31, 2016, 2015, and 2014 was less than $0.1 million.

•
Net above-market lease amortization of less than $0.1 million was recognized as a decrease to rental revenue for the years ended December 31, 2016 and 2014. Net below-market lease amortization of less than $0.1 million was recognized as an increase to rental revenue for the year ended December 31, 2015. The noncontrolling interest portion of the net above-market lease amortization for the years ended December 31, 2016 and 2014 and the net below-market lease amortization for the year ended December 31, 2015 was less than $0.1 million.

•
Amortization of deferred financing costs of $0.5 million, $0.7 million, and $0.8 million was recognized as interest expense for our notes payable for the years ended December 31, 2016, 2015, and 2014, respectively.

•
During the years ended December 31, 2016, 2015, and 2014, we recognized loss on early extinguishment of debt of $0.5 million, $0.7 million, and $0.5 million, respectively, comprised of the write-off of deferred financing fees of $0.4 million, $0.3 million, and $0.4 million and an early termination fee of $0.1 million, $0.4 million, and $0.1 million, respectively.

•
We recognized acquisition expense of $1.3 million during the year ended December 31, 2014 due to expenses incurred as a result of our acquisition of Lakewood Flats. We did not acquire any properties during the years ended December 31, 2016 or 2015.

In addition, cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distributions to our stockholders.
Distributions
Distributions are authorized at the discretion of our board of directors based on its analysis of our performance over the previous periods and expectations of performance for future periods. These analyses may include actual and anticipated operating cash flow, capital expenditure needs, general financial and market conditions, proceeds from asset sales, and other factors that our board deems relevant. The board’s decision will be substantially influenced by its obligation to ensure that we maintain our federal tax status as a REIT. We cannot provide assurance that we will pay distributions at any particular level, or at all.
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
Total distributions paid to stockholders during the year ended December 31, 2016 were $38.4 million and were fully funded with proceeds from asset sales. Total distributions paid to stockholders during the year ended December 31, 2015 were $25.7 million and were fully funded with proceeds from asset sales. For further discussion on distribution payments, see Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions.”
During 2016 and 2015, our special cash distributions paid were classified as follows for federal income tax purposes:

Description	2016	2015
Ordinary income	—	—
Capital gains	25.4%	25.8%
Return of capital	74.6%	74.2%
Total	100.0%	100.0%
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
Principles of Consolidation and Basis of Presentation
Our consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control. All inter-company transactions, balances, and profits have been eliminated in consolidation. In addition, interests in entities acquired are evaluated based on applicable GAAP, and deemed to be variable interest entities (“VIE”) in which we are the primary beneficiary are also consolidated. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which we have control, substantive participating rights or both under the respective ownership agreement. For entities in which we have less than a controlling interest or entities which we are not deemed to be the primary beneficiary, we account for the investment using the equity method of accounting.
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
In February 2015, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2015-02”) to ASC Topic 810, Amendments to the Consolidation Analysis. ASU 2015-02 makes several modifications to the consolidation guidance for VIEs and general partners’ investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. The adoption of ASU 2015-02, effective January 1, 2016, did not impact our consolidated financial position, results of operations, or cash flows.
Real Estate
Upon the acquisition of real estate properties, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their fair values. The acquisition date is the date on which we obtain control of the real estate property. The assets acquired and liabilities assumed may consist of land, inclusive of associated rights, buildings, assumed debt, identified intangible assets and liabilities, and asset retirement obligations. Identified intangible assets generally consist of above-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions, and tenant relationships. Identified intangible liabilities generally consist of below-market leases. Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of consideration transferred and any noncontrolling interests in the acquiree over the fair value of the identifiable net assets acquired. Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired. Acquisition-related costs are expensed in the period incurred. Initial valuations are subject to change until our information is finalized, which is no later than twelve months from the acquisition date.
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
Real Estate Held for Sale and Discontinued Operations
We classify properties as held for sale when certain criteria are met, in accordance with GAAP. At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. We did not have any properties classified as held for sale at December 31, 2016 or 2015.
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
Investment in Unconsolidated Joint Venture
We provide funding to third party developers for the acquisition, development, and construction of real estate (“ADC Arrangement”).  Under an ADC Arrangement, we may participate in the residual profits of the project through the sale or refinancing of the property.  We evaluate this arrangement to determine if it has characteristics similar to a loan or if the characteristics are more similar to a joint venture or partnership such as participating in the risks and rewards of the project as an owner or an investment partner. When we determine that the characteristics are more similar to a jointly-owned investment or partnership, we account for the arrangement as an investment in an unconsolidated joint venture under the equity method of accounting or a direct investment (consolidated basis of accounting) instead of applying loan accounting.  The ADC Arrangement is reassessed at each reporting period.

Investment Impairment
For all of our real estate and real estate-related investments, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  Examples of the types of events and circumstances that would cause management to assess our assets for potential impairment include, but are not limited to:  a significant decrease in the market price of an asset; a significant adverse change in the manner in which the asset is being used; an accumulation of costs in excess of the acquisition basis plus construction of the property; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers; and changes in the global and local markets or economic conditions.  To the extent that our portfolio is concentrated in limited geographic locations, downturns specifically related to such regions may result in tenants defaulting on their lease obligations at those properties within a short time period, which may result in asset impairments.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  These projected cash flows are prepared internally by the Advisor and reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Principal Executive Officer and Principal Financial Officer review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions that are consistent with market data or with assumptions that would be used by a third-party market participant and assume the highest and best use of the investment. We consider trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.
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
During 2015, we recorded a non-cash impairment charge of $1.4 million on our investment in 22 Exchange, a student housing property, due to the local market decline in Akron, Ohio. In estimating the fair value of 22 Exchange, we used management’s internal discounted cash flow analysis prepared with consideration of the local market. There were no impairment charges recorded during the years ended December 31, 2016 and 2014.
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
New Accounting Pronouncements
New Accounting Pronouncements to be Adopted
In May 2014, the FASB issued an update (“ASU 2014-09”) to ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  The new guidance will require companies to apply a five-step model in accounting for revenue arising from contracts with customers, as well as enhance disclosures regarding revenue recognition. Lease contracts will be excluded from this revenue recognition criteria; however, the sale of real estate will be required to follow the new model.  ASU 2014-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017. In addition, early adoption will be permitted beginning after December 15, 2016, including interim reporting periods within those annual periods. Either full retrospective adoption or modified retrospective adoption is permitted. We do not expect that the adoption of this pronouncement will have a material effect on our consolidated financial statements; however, we will continue to evaluate this assessment until the guidance becomes effective.
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
In February 2016, the FASB issued an update (“ASU 2016-02”) to ASC Topic 842, Leases. ASU 2016-02 supersedes the existing lease accounting model, and modifies both lessee and lessor accounting. The new guidance will require lessees to recognize a liability to make lease payments and a right-of-use asset, initially measured at the present value of lease payments, for both operating and financing leases. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. Under this new pronouncement, lessor accounting will be largely unchanged from existing GAAP. The new standard will be effective January 1, 2019, with early adoption permitted. We do not expect that the adoption of this pronouncement will have a material effect on our consolidated financial statements; however, we will continue to evaluate this assessment until the guidance becomes effective.
In June 2016, the FASB issued an update (“ASU 2016-13”) to ASC Topic 326, Credit Losses. This amended guidance requires measurement and recognition of expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This is different from the current guidance as this will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. Financial assets that are measured at amortized cost will be required to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. Generally, the pronouncement requires a modified retrospective method of adoption. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact this guidance will have on our financial statements when adopted.
In January 2017, the FASB issued an update (“ASU 2017-01”) to ASC Topic 805, Business Combinations, Clarifying the Definition of a Business. The guidance clarifies the definition of a business and assists in the evaluation of whether a transaction will be accounted for as an acquisition of an asset or as a business combination. The guidance provides a test to determine when a set of assets and activities acquired is not a business. When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. Under the updated guidance, an acquisition of a single property will likely be treated as an asset acquisition as opposed to a business combination and associated transaction costs will be capitalized rather than expensed as incurred. Additionally, assets acquired, liabilities assumed, and any noncontrolling interest will be measured at their relative fair values. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted, including for interim or annual periods for which financial statements have not yet been issued. Upon adoption of this guidance, we anticipate future acquisitions of real estate assets, if any, will likely qualify as an asset acquisition. Therefore, any future transactions costs associated with an asset acquisition will be capitalized and accounted for in accordance with the guidance in ASU 2017-01.
Recently Adopted Accounting Pronouncements
In August 2014, the FASB issued an update (“ASU 2014-15”) to ASC Topic 205, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management’s assessment of a company’s ability to continue as a going concern and provide related footnote disclosures when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. ASU 2014-15 applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. The adoption of this guidance did not have an impact on our disclosures.

In August 2016, the FASB issued an update (“ASU 2016-15”) to ASC Topic 230, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments. The objective of this amendment is to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statements of cash flows. Of the eight types of cash flows discussed in the new standard, the classification of debt prepayment, distributions received from equity method investees, and debt extinguishment costs as financing outflows may impact the Company. ASU 2016-15 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The amendment in the update should be applied using the retrospective transition method for each period presented. We adopted this guidance on December 31, 2016 and the adoption of this guidance did not have a material impact on our consolidated financial statements or disclosures.
In November 2016, the FASB issued an update (“ASU 2016-18”) to ASC Topic 230, Statement of Cash Flows, Restricted Cash.  This new guidance requires amounts that are generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted and the pronouncement requires a retrospective transition method of adoption. We early adopted this guidance on December 31, 2016 and included amounts generally described as restricted cash within the beginning-of-period, change, and end-of-period total amounts on the statement of cash flows rather than within an activity on the statement of cash flows. This adoption changes our statements of cash flows and related disclosure for all period presented.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
As of December 31, 2016, we maintained approximately $3.6 million in Euro-denominated accounts, which are composed primarily of the remaining proceeds from the 2015 sales of AJS and Holstenplatz.
Interest Rate Risk
We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt. Of our $142.3 million in notes payable at December 31, 2016, $38 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.4 million.
Our interest rate cap, which is classified as an asset, had a nominal fair value within prepaid expenses and other assets at December 31, 2016.  A 100 basis point decrease or increase in interest rates would not result in a change in the fair value of our remaining interest rate cap.
Item 8.    Financial Statements and Supplementary Data.
The information required by this Item 8 is included in our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of December 31, 2016, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of December 31, 2016, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our principal executive officer and principal financial officer, evaluated, as of December 31, 2016, the effectiveness of our internal control over financial reporting using the criteria established in Internal Control—New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal controls, as of December 31, 2016, were effective.
Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Robert S. Aisner, 70, has served as one of our directors since inception, and as Chairman of the Board since February 2013. Mr. Aisner served as our Principal Executive Officer from January 2015 through March 2015, our Chief Executive Officer from June 2008 through January 2012, as our President from our inception in January 2007 through January 2012, and as Vice Chairman of the Board from January 2012 through February 2013 when he was appointed as Chairman of the Board. From July 2005 through June 2008, Mr. Aisner served as our Chief Operating Officer. In addition, Mr. Aisner serves as a director of Monogram Residential Trust, Inc. (formerly Behringer Harvard Multifamily REIT I, Inc.), a New York Stock Exchange-listed REIT (MORE-NYSE), and served as a director of TIER REIT, Inc. (formerly, Behringer Harvard REIT I, Inc.) from 2003 through February 23, 2016. Furthermore, Mr. Aisner serves as a Class II Director of Priority Senior Secured Income Fund, Inc., a closed-end management investment company jointly advised by Behringer and Prospect Capital Management, LLC. Mr. Aisner served as Chief Executive Officer and President of our sponsor Behringer from September 2011 through October 2016.
Mr. Aisner has over 40 years of commercial real estate experience with acquiring, managing and disposing of properties located in the United States and other countries, including Germany, the Netherlands, England, the Bahamas, and Australia. In addition to Mr. Aisner’s commercial real estate experience, as an officer and director of Behringer-sponsored programs and their advisors, Mr. Aisner has overseen the acquisition, structuring, and management of various types of real estate-related loans, including mortgages and mezzanine loans. From 1996 until joining Behringer in 2003, Mr. Aisner served as: (i) Executive Vice President of AMLI Residential Properties Trust, formerly a New York Stock Exchange-listed REIT that focused on the development, acquisition and management of upscale apartment communities and an advisor and asset manager for institutional investors with respect to their multifamily real estate investment activities; (ii) President of AMLI Management Company, which oversaw all of AMLI’s apartment operations in 80 communities; (iii) President of the AMLI Corporate Homes division that managed AMLI’s corporate housing properties; (iv) Vice President of AMLI Residential Construction, a division of AMLI that performed real estate construction services; and (v) Vice President of AMLI Institutional Advisors, the AMLI division that served as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate activities. Mr. Aisner also served on AMLI’s Executive Committee and Investment Committee. From 1994 until 1996, Mr. Aisner owned and operated Regents Management, Inc., which had both a multifamily development and construction group and a general commercial property management group. Mr. Aisner is a member of the Board of Directors of the Association of Foreign Investors in Real Estate (AFIRE), the Board of Directors of the National Multi-Housing Council (NMHC), the Urban Land Institute (ULI) and the Pension Real Estate Association (PREA). From 1984 to 1994, Mr. Aisner served as Vice President of HRW Resources, Inc., a real estate development and management company. Mr. Aisner received a Bachelor of Arts degree from Colby College and a Masters of Business Administration degree from the University of New Hampshire.
Our board of directors has concluded that Mr. Aisner is qualified to serve as one of our directors for reasons including his more than 40 years of commercial real estate experience. This experience allows him to offer valuable insight and advice with respect to our investments and investment strategies. In addition, with prior experience as an executive officer of a New York Stock Exchange-listed REIT, Mr. Aisner is able to direct the board of directors to the critical issues facing our company. Further, as a director of Monogram Residential Trust, Inc., and a former director of Behringer Harvard Opportunity REIT I, Inc. and TIER REIT, Inc., he has an understanding of the requirements of serving on a public company board.
Andreas K. Bremer, 60, has served as one of our independent directors since November 2007. Mr. Bremer currently serves as Executive Vice President of International Capital, LLC, a position he has held since 2005. Mr. Bremer joined International Capital as its Chief Financial Officer in October 2002. International Capital specializes in acquisition, disposition, management and administration of commercial investment properties, and Mr. Bremer is responsible for all financial aspects of the company’s operations. Before joining International Capital, Mr. Bremer was the Chief Financial Officer of ATLASwerks®, a leading communication software company in Dallas. He acted as a corporate finance consultant for two years at McKinsey & Co. in both the Dallas and New York offices and served as Vice President of Finance and Treasurer at Paging Network, Inc. Mr. Bremer started his career at COMMERZBANK AG in Germany and spent seven of his

13-year tenure at the company’s New York and Atlanta offices. Mr. Bremer has over 25 years of financial and general management experience with extensive knowledge of corporate finance and commercial lending both in the United States and other countries, particularly Germany and holds a degree as CCIM. Mr. Bremer has served as Chairman of the German International School in Dallas since 2009. He was the Director of the Texas Warburg Chapter of the American Council on Germany in Dallas and, as Knight of Justice, is a member of the Order of St. John. Mr. Bremer received a law degree from the Johannes-Gutenberg University in Mainz, Germany.
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
Michael D. Cohen, 42, has served as one of our directors since February 2013. Mr. Cohen also serves as a director of Behringer Harvard Opportunity REIT I Inc., a director of Monogram Residential Trust, Inc., a New York Stock Exchange-listed REIT (MORE-NYSE), as President of Vertical Capital Income Fund (VCAPX), a closed-end interval mutual fund, as President of Behringer and as Executive Vice President of our Behringer Advisor. Mr. Cohen also works closely with Behringer Securities to develop institutional investments and manage relationships with the company’s institutional investors. Mr. Cohen joined Behringer in 2005 from Crow Holdings, the investment office of the Trammell Crow family, where he concentrated on the acquisition and management of the firm’s office, retail, and hospitality assets. Mr. Cohen began his career in 1997 at Harvard Property Trust and Behringer Partners, predecessor companies to Behringer. He received a Bachelor of Business Administration degree from the University of the Pacific in Stockton, California, and a Master of Business Administration degree from Texas Christian University in Fort Worth, Texas. He is a member of the Association of Foreign Investors in Real Estate.
Our board of directors has concluded that Mr. Cohen is qualified to serve as one of our directors for reasons including his significant experience in commercial real estate, which allows him to provide valuable investment advice.
Diane S. Detering-Paddison, 57, has served as one of our independent directors since June 2009. Ms. Detering-Paddison serves as President of 4word, www.4wordwomen.org, a not-for-profit organization she founded that connects, leads and supports professional Christian women and enables them to reach their potential. From February 2010 until June 2014, Ms. Detering-Paddison served as Chief Strategy Officer of Cassidy Turley, one of the nation’s largest commercial real estate service providers. Prior to joining Cassidy Turley, Ms. Detering-Paddison served as the Chief Operating Officer of ProLogis, an owner, manager, and developer of distribution facilities, from June 2008 until January 2009. Prior to that, Ms. Detering-Paddison was with CB Richard Ellis and Trammell Crow Company for over 20 years. During her time there, she served as Senior Vice President, Corporate and Investor Client Accounts from April 2001 until December 2004, Chief Operating Officer, Global Services from January 2005 until December 2006, and President, Global Corporate Services - Client Accounts from December 2006 until May 2008. Ms. Detering-Paddison was part of a ten member executive team that managed the merger between Trammell Crow Company and CB Richard Ellis in December 2006. Ms. Detering-Paddison serves on the Salvation Army national advisory board. Ms. Detering-Paddison is the author of “Work, Love, Pray.” Ms. Detering-Paddison holds a Master of Business Administration degree from the Harvard Graduate School of Business and a Bachelor of Science degree from Oregon State University where she graduated as Valedictorian.
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
Alan Liu, 33, has served as one of our directors since February 2017. Mr. Liu is currently a Senior Vice President and the Head of Alternative Investments at Lightstone. Mr. Liu is responsible for overseeing the development and execution of investment strategies to enhance Lightstone’s profitability and investment returns. Prior to joining Lightstone in April 2016, Mr. Liu was a Managing Director at Mount Kellett Capital Management LP (“Mount Kellett”), a multi-strategy private investment firm focused on global value, special situations and opportunistic investing with $5 billion of assets under management. He was with Mount Kellett from November 2011 to August 2015 and thereafter joined Fortress Investment Group LLC (“Fortress”), a global investment manager with $70.1 billion of assets under management, as Managing Director until March 2016 as part of a strategic transaction between Mount Kellett and Fortress. Prior to Mount Kellett, Mr. Liu was a member of the investment team at Strategic Value Partners LLC, a global alternative investment firm focused on distressed and deep value opportunities with assets of approximately $4.9 billion, from October 2007 to October 2011. Mr. Liu began his career with Tri-Artisan Capital Partners, LLC. Mr. Liu received a Bachelor’s Degree in Honors Business Administration and a Bachelor’s Degree in Economics from the Richard Ivey School of Business at the University of Western Ontario. He is a member of the Urban Land Institute and mentor in the organization’s mentorship program.

Our board of directors has concluded that Mr. Liu is qualified to serve as one of our directors for reasons including his experience in commercial real estate and background at Lightstone which allows him to provide valuable investment advice to us.
Jeffrey P. Mayer, 60, has served as one of our independent directors since November 2007 and is chairman of our audit committee. Mr. Mayer is currently a consultant serving the real estate industry. He also is the owner of Mayer Financial Consulting, LLC and is the firm’s sole employee. This firm was started in 2011 to provide consulting services to individuals and businesses primarily dealing with financial investments and real estate. From 2000 until 2007, Mr. Mayer was the Chief Financial Officer of ClubCorp, Inc., a holding company that owns and operates premier golf and business clubs and destination golf resorts. He previously served as Chief Financial Officer of Bristol Hotels & Resorts in Dallas, a position he held from 1996 until the company’s acquisition by Bass PLC in early 2000. Prior to joining Bristol, he was Corporate Controller at Host Marriott Corporation (formerly Marriott Corporation) and, prior to that, held various senior financial positions at Marriott Corporation. Mr. Mayer is a member of the National Association of Corporate Directors. He also serves as treasurer and board member of the Georgia Chapter of The American Foundation for Suicide Prevention. He was a board member of the Dallas Children’s Advocacy Center and chairman of its audit committee. A graduate of the College of William & Mary, he began his career as an accountant with Arthur Andersen LLP.
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
Cynthia Pharr Lee, 68, has served as one of our independent directors since November 2007. Ms. Lee has served as President of C. Pharr & Company, a marketing communications consulting firm since 1993, providing strategic brand, marketing and public relations services to many real estate, construction and design firms, in addition to other corporate clients. From 1994 through February 2014, Ms. Lee served as a member of the board of directors of CEC Entertainment, Inc. (CEC-NYSE) and its audit and compensation committees. A co-founder of Texas Women Ventures Fund, Ms. Lee serves on the Fund’s Investment Advisory Committee. Ms. Lee is a former president of Executive Women of Dallas and former national chairman of the Counselor’s Academy of the Public Relations Society of America. From May 1989 through February 1993, Ms. Lee was President and Chief Executive Officer of Tracy Locke/Pharr Public Relations, a division of Omnicom (NYSE). She received her Bachelor of Science degree in English (summa cum laude) and her Master of Arts degree in English from Mississippi State University.
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
Executive Officers
In addition, the following individuals serve as our executive officers:
Thomas P. Kennedy, 59, has served as the Company’s President since April 2015. Mr. Kennedy also serves as President of Behringer Harvard Opportunity REIT I, Inc. Prior to joining the Company, Mr. Kennedy served as Chief Financial Officer and Chief Operating Officer of UrbanAmerica Advisors, LLC, a registered investment advisor that focuses on renewing and redeveloping neglected metropolitan districts across the United States (“UAA”) since March 2008.  From March 2006 through March 2008, Mr. Kennedy served as a Manager of an investment fund managed by TriLyn Investment Management, LLC, a privately held investment management firm.  From January 2004 through February 2006, Mr. Kennedy served as a Managing Director of The Greenwich Group International, LLC, a real estate investment banking company.  Mr. Kennedy began his career in 1982 at Equitable Real Estate Management, Inc. (a predecessor of Lend Lease Real Estate Advisors—US) as an accountant and rose to become Principal Managing Director and a member the management committee of Lend Lease Real Estate Advisors—US, a position he held through February 2003.  Mr. Kennedy holds a Bachelor of Science degree in Accounting from Manhattan College.
S. Jason Hall, 50, was elected our Chief Financial Officer in October 2014. Mr. Hall also serves as Senior Vice President and Chief Accounting Officer of the Company, positions he has held since September 2013 and as Treasurer, a position he has held since January 2012.  From 2010 to 2012, Mr. Hall also served as the Company’s Senior Controller and Director of

Financial Reporting. He also serves in similar positions for other Behringer Harvard-sponsored programs and as Treasurer and Principal Financial Officer of Vertical Capital Income Fund (VCAPX), a closed-end interval mutual fund. He began his tenure with the Company in January 2005 as an SEC Reporting Manager. Prior to joining Behringer, from 2000 to 2004, Mr. Hall served in various accounting positions including two years as Corporate Controller for Aegis Communications Group, Inc. At that time, Aegis Communications was publicly traded on the NASDAQ exchange and was the seventh-largest provider of outsourced customer care services in the United States.  From 1991 to 2000, Mr. Hall was Corporate Controller of a private distribution company for five years and also spent three years in public accounting.  Mr. Hall holds a Bachelor of Business Administration degree in Finance from Angelo State University and a Master of Business Administration degree in Accounting from Tarleton State University. Mr. Hall is a Certified Public Accountant in the State of Texas.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to the Company during and with respect to the fiscal year ended December 31, 2016 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2016.
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
Item 11.    Executive Compensation.
Executive Compensation
We do not directly compensate our named executive officers, nor do we reimburse our external advisor for compensation paid to our named executive officers, for services rendered to us. We pay certain management fees to our external advisor to compensate the external advisor for the services it provides in our day-to-day management. In addition, we reimburse certain expenses of the external advisor, including reimbursement for the costs of salaries and benefits of certain of their employees.
Reimbursement for the costs of salaries and benefits of our external advisor’s employees relate to compensation paid to our external advisor’s employees that provide services to us such as accounting, administrative or legal, for which our external advisor or its affiliates are not entitled to compensation in the form of a separate fee. A description of the fees that we pay to our external advisor and other affiliates is found in Item 13 below. Therefore, we do not have, nor has our board of directors or compensation committee considered, a compensation policy or program for our executive officers, and thus we have not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K.
Directors’ Compensation
We pay each of our independent directors an annual retainer of $25,000. In addition, we pay the chairperson of the Audit Committee an annual retainer of $10,000 and the chairpersons of our Nominating and Compensation Committees annual retainers of $5,000 each. These retainers are payable quarterly in arrears. In addition, we pay each non-employee director (a) $1,000 for each board of directors or committee meeting attended in person, (b) $500 for each board of directors or committee meeting attended by telephone, and (c) $500 for each written consent considered by the director.

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. If a director is also an affiliate director, we do not pay compensation for services rendered as a director.
Director Compensation Table
The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2016:

Name	Fees Earned(1)
Robert S. Aisner	$—
Michael D. Cohen	$—
Andreas K. Bremer	$54,000
Diane S. Detering-Paddison	$43,000
Alan Liu(2)	$—
Jeffrey P. Mayer	$53,500
Cynthia Pharr Lee	$49,500
_______________________________________________________________________________

(1)	Includes fees earned for services rendered in 2016, regardless of when paid.

(2)	Alan Liu was appointed to our board of directors on February 10, 2017.
Incentive Award Plan
Our 2007 Amended and Restated Incentive Award Plan (the “Incentive Award Plan”) was approved by the board of directors and stockholders on December 19, 2007. The Incentive Award Plan is administered by our Compensation Committee and provides for equity awards to our employees, directors and consultants and those of our Advisor and its affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents, and other stock-based awards. A total of 10,000,000 shares have been authorized and reserved for issuance under our Incentive Award Plan. No awards have been issued under the Incentive Award Plan, and we currently have no plans to issue any awards under the Incentive Award Plan.
Compensation Committee Interlocks and Insider Participation
No member of our compensation committee served as an officer or employee of the Company or any of our subsidiaries during the fiscal year ended December 31, 2016 or formerly served as an officer of the Company or any of our subsidiaries. In addition, during the fiscal year ended December 31, 2016, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers or directors serving as a member of our board of directors or compensation committee.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table provides information regarding our equity compensation plans as of December 31, 2016:

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

Security Ownership of Certain Beneficial Owners
The following table sets forth information as of February 28, 2017 regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, each of our executive officers, and our directors and executive officers as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Robert S. Aisner(2)	—	—
Andreas K. Bremer(2)	—	—
Michael D. Cohen(2)(3)	2,762	*
Diane S. Detering-Paddison(2)	—	—
Alan Liu(2)	—	—
Jeffrey P. Mayer(2)	—	—
Cynthia Pharr Lee(2)	—	—
Thomas P. Kennedy(2)	—	—
S. Jason Hall(2)	—	—
All directors and executive officers as a group (nine persons)	2,762	*
________________________
* Represents less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following February 28, 2017. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)
The address of Messrs. Aisner, Bremer, Cohen, Liu, Mayer, and Hall, and Mmes. Detering-Paddison and Pharr Lee is c/o Behringer Harvard Opportunity REIT II, Inc., 460 Park Avenue, New York, New York 10022.

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
Related Party Transactions
Advisor
Our external advisor and certain of its affiliates may receive fees and compensation in connection with the management and sale of our assets based on an advisory management agreement, as amended and restated.
From January 4, 2008 through February 10, 2017, we were party to successive advisory management agreements, each with a term of one year or less, with the Behringer Advisor. The most recently executed advisory management agreement was the Fifth Amended and Restated Advisory Management Agreement (the “Fifth Advisory Agreement”) entered into on July 25, 2016 and effective as of June 6, 2016. On February 10, 2017, we entered into a Termination of Advisory Management Agreement with the Behringer Advisor and (solely with respect to certain sections) Stratera (the “Advisory Termination Agreement”) pursuant to which the Fifth Advisory Agreement was terminated as of the close of business on February 10, 2017.
Concurrently with our entry into the Advisory Termination Agreement, we engaged the Advisor to provide us with advisory services pursuant to two separate advisory management agreements (collectively, the “Lightstone Advisory Agreement”). With the exception of the Administrative Services Fee, the fees earned by and expenses reimbursed to the Advisor pursuant to the Lightstone Advisory Agreement are identical to the fees earned by and expenses reimbursed to the Behringer Advisor pursuant to the Fifth Advisory Agreement. The following discussion describes the fees and expenses payable to our external advisor and its respective affiliates under both the Fifth Advisory Agreement (in effect from June 6, 2016 through February 10, 2017) and the Lightstone Advisory Agreement (in effect as of February 10, 2017).
We pay acquisition and advisory fees of 1.5% of the amount paid in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets. In addition, we pay acquisition and advisory fees of 1.5% of the funds advanced in respect of a loan investment. No acquisition and advisory fees were payable to the Behringer Advisor for the year ended December 31, 2016. We incurred acquisition and advisory fees payable to the Behringer Advisor of less than $0.1 million for the year ended December 31, 2015 as a result of improvements made to our assets. We had no acquisitions during the years ended December 31, 2016 and 2015.
We also pay an acquisition expense reimbursement in the amount of (i) 0.25% of the funds paid for purchasing an asset, including any debt attributable to the asset, plus 0.25% of the funds budgeted for development, construction, or improvement in the case of assets that we acquire and intend to develop, construct, or improve or (ii) 0.25% of the funds advanced in respect of a loan investment. We also pay third parties, or reimburse our external advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder's fees, title insurance, premium expenses, and other closing costs.
Our external advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or our external advisor or its affiliates incur that are due to third parties or related to the additional services provided by our external advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. For the year ended December 31, 2016, we incurred no acquisition expense reimbursements. For the year ended December 31, 2015, we incurred less than $0.1 million in acquisition expense reimbursements payable to the Behringer Advisor.

We pay a debt financing fee of 0.5% of the amount available under any loan or line of credit made available to us and pay directly all third-party costs associated with obtaining the debt financing. We incurred no debt financing fees for the years ended December 31, 2016 and 2015.
We pay a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable to us.  We incurred no such fees for the years ended December 31, 2016 and 2015.
We pay a monthly asset management fee of one-twelfth of 0.7% of the value of each asset. The value of our assets will be the value as determined in connection with the establishment and publication of an estimated value per share unless the asset was acquired after our publication of an estimated value per share (in which case the value of the asset will be the contract purchase price of the asset). For the years ended December 31, 2016 and 2015, we expensed $2.1 million and $2.5 million, respectively, of asset management fees payable to the Behringer Advisor.  The totals for the years ended December 31, 2016 and 2015 include asset management fees related to our disposed properties.
Our external advisor is responsible for paying all of the expenses it incurs associated with persons employed by our external advisor to the extent that they provide services related to us for which our external advisor receives an acquisition, asset management, or debt financing fee, including wages and benefits of the personnel. Instead of reimbursing the external advisor for specific expenses paid or incurred in connection with providing services to us, we pay our external advisor an administrative services fee (renamed an administrative services reimbursement under the Lightstone Advisory Agreement) based on a budget of expenses prepared by the Behringer Advisor. The administrative services fee is intended to reimburse for all costs associated with providing services to us. Under the Fifth Advisory Agreement, for the calendar year ending December 31, 2016, the administrative services fee was the lesser of (i) $1.325 million, and (ii) the actual costs of providing administrative services to us under the Fifth Advisory Agreement, payable in four equal quarterly installments within 45 days of the end of each calendar quarter. For the calendar year ending December 31, 2015, the administrative services fee was $1.5 million. For the calendar year ending December 31, 2017, the administrative services fee is $1.325 million annually, pro-rated for the first six months of the year and $1.30 million annually, pro-rated for the second six months of the year. For the years ended December 31, 2016 and 2015, we incurred and expensed such costs for administrative services and due diligence services of approximately $1.2 million and $1.5 million, respectively. Included in that amount is less than $0.1 million related to certain due diligence services provided in connection with asset dispositions during the years ended December 31, 2016 and 2015.
Notwithstanding the fees and cost reimbursements payable to our external advisor, under our charter we may not reimburse our external advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts, or other similar non-cash reserves and excluding any gain from the sale of our assets for that period unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2016 and 2015, our total operating expenses (including the asset management fee) were not excessive.
Property Manager
From January 4, 2008 through February 10, 2017, we were party to a property management and leasing agreement (as amended and restated, the “Behringer Property Management Agreement”) between us, our operating partnership, Behringer Harvard Opportunity Management Services, LLC, and Behringer Harvard Real Estate Services, LLC (collectively, the “Behringer Manager”). On February 10, 2017, we entered into a Termination of Property Management and Leasing Agreement with the Behringer Manager and (solely with respect to certain sections) Stratera (the “Property Management Termination Agreement”) pursuant to which the Behringer Property Management Agreement was terminated as of the close of business on February 10, 2017.
Concurrently with our entry into the Property Management Termination Agreement, we engaged LSG-BH II Property Manager LLC (the “Lightstone Manager”) pursuant to a property management and leasing agreement (the “Lightstone Property Management Agreement”). The fees earned by and expenses reimbursed to the Lightstone Manager pursuant to the Lightstone Property Management Agreement are identical to the fees earned by and expenses reimbursed to the Behringer Manager Advisor pursuant to the Behringer Property Management Agreement. The following discussion describes the fees and expenses payable to our affiliated property manager and its respective affiliates under both the Behringer Property Management Agreement (in effect from August 13, 2008 through February 10, 2017) and the Lightstone Property Management Agreement (in effect as of February 10, 2017).

We pay our property manager and affiliate of our external advisor for the management, leasing, and construction supervision of our properties which is 4.0% of gross revenues of the properties managed by our property manager. We pay our property manager an oversight fee equal to 0.5% of the gross revenues of the property managed for any property for which we contract directly with a third-party property manager.  In no event will our property manager receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay our property manager directly for its services, we will pay our property manager a management fee or oversight fee, as applicable, based only on our economic interest in the property.  We incurred and expensed property management fees or oversight fees to the Behringer Property Manager of approximately $0.6 million for the years ended December 31, 2016 and 2015.
We pay our property manager a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We incurred no construction management fees for the years ended December 31, 2016 and 2015.
We are dependent on our external advisor and our property manager for certain services that are essential to us, including asset disposition decisions, property management and leasing services, and other general administrative responsibilities.  In the event that these companies were unable to provide us with their respective services, we would be required to obtain such services from other sources.
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
Audit and Non-Audit Fees
The following table presents fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”) for the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015
Audit Fees(1)	$541	$557
Audit-Related Fees(2)	6	7
Tax Fees(3)	15	6
All Other Fees	—	—
Total Fees	$562	$570
___________________________

(1)	Audit fees consist principally of fees for the audit of our annual consolidated financial statements and review of our consolidated financial statements included in our quarterly reports on Form 10-Q.

(2)	Audit-related fees consist of professional services performed in connection with our filing on Form 8-K in connection with certain property dispositions.

(3)	Tax fees consist principally of assistance with matters related to tax compliance, tax planning and tax advice.

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
Our audit committee approved all of the services provided by, and fees paid to, Deloitte & Touche LLP during the years ended December 31, 2016 and 2015.

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

Behringer Harvard Opportunity REIT II, Inc.
Dated: March 16, 2017	By:	/s/ THOMAS P. KENNEDY
Thomas P. Kennedy President Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 16, 2017	/s/ THOMAS P. KENNEDY
Thomas P. Kennedy President Principal Executive Officer
March 16, 2017	/s/ ROBERT S. AISNER
Robert S. Aisner Chairman of the Board of Directors
March 16, 2017	/s/ S. JASON HALL
S. Jason Hall Chief Financial Officer Principal Financial Officer
March 16, 2017	/s/ MICHAEL D. COHEN
Michael D. Cohen Director
March 16, 2017	/s/ ANDREAS K. BREMER
Andreas K. Bremer Director
March 16, 2017	/s/ ALAN LIU
Alan Liu Director
March 16, 2017	/s/ JEFFREY P. MAYER
Jeffrey P. Mayer Director
March 16, 2017	/s/ CYNTHIA PHARR LEE
Cynthia Pharr Lee Director
March 16, 2017	/s/ DIANE S. DETERING-PADDISON
Diane S. Detering-Paddison Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Behringer Harvard Opportunity REIT II, Inc.
Dallas, Texas
We have audited the accompanying consolidated balance sheets of Behringer Harvard Opportunity REIT II, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Behringer Harvard Opportunity REIT II, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Dallas, Texas
March 16, 2017

Behringer Harvard Opportunity REIT II, Inc.
Consolidated Balance Sheets
As of December 31, 2016 and 2015
(in thousands, except shares)

	2016	2015
Assets
Real estate
Land and improvements, net	$42,710	$51,382
Buildings and improvements, net	132,359	185,213
Real estate under development	—	176
Total real estate	175,069	236,771
Cash and cash equivalents	67,111	76,815
Restricted cash	6,101	4,581
Accounts receivable, net	1,415	2,426
Prepaid expenses and other assets	1,051	1,078
Investment in unconsolidated joint venture	14,658	14,482
Furniture, fixtures and equipment, net	3,148	5,702
Lease intangibles, net	352	334
Total assets	$268,905	$342,189
Liabilities and Equity
Notes payable, net	$142,332	$177,036
Accounts payable	491	479
Payables to related parties	370	433
Acquired below-market leases, net	65	80
Distributions payable to noncontrolling interest	21	52
Distributions payable	—	38,378
Income taxes payable	38	986
Deferred gain	1,247	—
Accrued and other liabilities	5,702	8,166
Total liabilities	150,266	225,610
Commitments and contingencies	—	—
Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 25,218,770 and 25,585,198 shares issued and outstanding at December 31, 2016 and 2015, respectively	3	3
Additional paid-in capital	227,891	229,796
Accumulated distributions and net loss	(114,666)	(119,609)
Accumulated other comprehensive loss	(495)	(372)
Total Behringer Harvard Opportunity REIT II, Inc. equity	112,733	109,818
Noncontrolling interest	5,906	6,761
Total equity	118,639	116,579
Total liabilities and equity	$268,905	$342,189
See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Years Ended December 31, 2016, 2015 and 2014
(in thousands, except per share amounts)

	2016	2015	2014
Revenues
Rental revenue	$27,630	$32,556	$32,226
Hotel revenue	18,501	17,694	16,371
Total revenues	46,131	50,250	48,597
Expenses:
Property operating expenses	9,496	11,503	11,288
Hotel operating expenses	13,608	12,498	11,954
Interest expense	6,164	6,791	7,833
Real estate taxes	5,173	6,127	5,388
Impairment charge	—	1,417	—
Property management fees	1,512	1,650	1,642
Asset management fees	2,264	2,702	2,368
General and administrative	3,139	3,620	4,076
Acquisition expense	—	—	1,307
Depreciation and amortization	11,014	14,950	14,362
Total expenses	52,370	61,258	60,218
Interest income, net	137	149	224
Loss on early extinguishment of debt	(500)	(732)	(454)
Other income (loss)	122	(777)	(38)
Loss before gain on sale of real estate and income taxes	(6,480)	(12,368)	(11,889)
Gain on sale of real estate	11,341	22,771	11,454
Income tax benefit (expense)	47	(2,726)	101
Net income (loss)	4,908	7,677	(334)
Net (income) loss attributable to noncontrolling interest	35	(699)	331
Net income (loss) attributable to the Company	$4,943	$6,978	$(3)
Weighted average shares outstanding:
Basic and diluted	25,418	25,688	25,943
Basic and diluted income per share	$0.19	$0.27	$—
Comprehensive income (loss):
Net income (loss)	$4,908	$7,677	$(334)
Other comprehensive loss:
Reclassification of unrealized loss on interest rate derivatives to net income	—	—	58
Reclassification of unrealized loss on currency translation to net income	—	250	—
Foreign currency translation loss	(123)	(376)	(791)
Total other comprehensive loss	(123)	(126)	(733)
Comprehensive income (loss)	4,785	7,551	(1,067)
Comprehensive (income) loss attributable to noncontrolling interest	35	(699)	320
Comprehensive income (loss) attributable to common shareholders	$4,820	$6,852	$(747)
   See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Consolidated Statements of Equity
For the Years Ended December 31, 2016, 2015 and 2014
(in thousands)

	Convertible Stock		Common Stock		Additional Paid-in Capital	Accumulated Distributions and Net (Loss)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at January 1, 2014	1	$—	26,016	$3	$232,903	$(49,520)	$498	$8,905	$192,789
Net loss						(3)		(331)	(334)
Redemption of common stock			(214)		(1,663)				(1,663)
Distributions declared on common stock ($0.50 per share)						(12,954)
Contributions from noncontrolling interest								273	273
Distributions to noncontrolling interest								(822)	(822)
Other comprehensive income (loss):
Reclassification of unrealized loss on interest rate derivatives to net income							47	11	58
Foreign currency translation loss							(791)		(791)
Balance at December 31, 2014	1	$—	25,802	$3	$231,240	$(62,477)	$(246)	$8,036	$176,556
Net income						6,978		699	7,677
Redemption of common stock			(217)		(1,444)				(1,444)
Distributions declared on common stock ($2.50 per share)						(64,110)			(64,110)
Contributions from noncontrolling interest								538	538
Distributions to noncontrolling interest								(2,512)	(2,512)
Other comprehensive income (loss):
Reclassification of unrealized loss on currency translation to net income							250		250
Foreign currency translation loss							(376)		(376)
Balance at December 31, 2015	1	$—	25,585	$3	$229,796	$(119,609)	$(372)	$6,761	$116,579
Net income						4,943		(35)	4,908
Redemption of common stock			(366)		(1,905)				(1,905)
Contributions from noncontrolling interest								92	92
Distributions to noncontrolling interest								(912)	(912)
Other comprehensive loss:
Foreign currency translation loss							(123)		(123)
Balance at December 31, 2016	1	$—	25,219	$3	$227,891	$(114,666)	$(495)	$5,906	$118,639
See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2016, 2015 and 2014
(in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$4,908	$7,677	$(334)
Adjustments to reconcile net income (loss) to net cash
flows provided by operating activities:
Depreciation and amortization	10,856	14,762	14,217
Amortization of deferred financing fees	503	689	779
Gain on sale of real estate	(11,341)	(22,771)	(11,454)
Loss on early extinguishment of debt	500	732	454
Loss on derivatives	2	26	215
Impairment charge	—	1,417	—
Change in operating assets and liabilities:
Accounts receivable	1,043	384	(235)
Prepaid expenses and other assets	26	297	(358)
Accounts payable	(1)	(223)	210
Income taxes payable	(924)	1,121	—
Accrued and other liabilities	(2,494)	1,099	(1,305)
Net payables to related parties	(63)	(33)	(375)
Addition of lease intangibles	(118)	(80)	(313)
Cash provided by operating activities	2,897	5,097	1,501
Cash flows from investing activities:
Acquisition deposits reimbursed	—	—	500
Purchase of real estate	—	—	(60,433)
Investment in unconsolidated joint venture	(176)	(509)	(1,988)
Proceeds from sale of real estate	68,399	79,075	46,300
Additions of property and equipment	(2,474)	(4,258)	(8,566)
Cash provided by (used in) investing activities	65,749	74,308	(24,187)
Cash flows from financing activities:
Financing costs	(135)	(492)	(670)
Proceeds from notes payable	—	—	33,500
Payments on notes payable	(35,404)	(45,094)	(17,791)
Purchase of interest rate derivatives	—	(6)	(7)
Redemptions of common stock	(1,905)	(1,444)	(1,663)
Distributions paid to common shareholders	(38,378)	(25,732)	(12,954)
Contributions received from noncontrolling interest holders	92	538	273
Distributions paid to noncontrolling interest holders	(943)	(2,480)	(822)
Cash used in financing activities	(76,673)	(74,710)	(134)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(157)	(447)	(252)
Net change in cash, cash equivalents, and restricted cash	(8,184)	4,248	(23,072)
Cash, cash equivalents, and restricted cash at beginning of year	81,396	77,148	100,220
Cash, cash equivalents, and restricted cash at end of year	$73,212	$81,396	$77,148
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
We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis.  In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. We have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily. We have purchased existing, income-producing properties, and newly-constructed properties. We have also invested in a mortgage loan and a mezzanine loan. We intend to hold the various real properties in which we have invested until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. Consistent with our investment objectives, our board of directors is considering liquidity options for our stockholders.
As of December 31, 2016, we had eight real estate investments, seven of which were consolidated in our consolidated financial statements (one wholly owned and six properties consolidated through investments in joint ventures). We sold one property, Lakewood Flats on August 16, 2016.
Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware (the “Operating Partnership”). As of December 31, 2016, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner. As of December 31, 2016, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.
Our business has been managed by an external advisor since the commencement of our initial public offering and we have no employees. From January 4, 2008 through February 10, 2017, an affiliate of Behringer Harvard Holdings, LLC (“Behringer”) acted as our external advisor (the “Behringer Advisor”). On February 10, 2017, we terminated our engagement of Behringer Advisor and engaged affiliates of the Lightstone Group (“Lightstone”), LSG-BH II Advisor LLC and LSG Development Advisor LLC (collectively, the “Advisor”), to provide advisory services to us. The external advisor is responsible for managing our day-to-day affairs and for services related to the sale of our assets.
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
As of December 31, 2016, we had issued 26.7 million shares of our common stock, including 22,471 shares owned by Behringer and 2.2 million shares issued through the distribution reinvestment plan. As of December 31, 2016, we had redeemed 1.5 million shares of our common stock and had 25.2 million shares of common stock outstanding. As of December 31, 2016, we had 1,000 shares of convertible stock outstanding held by an affiliate of Behringer. Behringer transferred its shares of convertible stock to an affiliate of Lightstone on February 10, 2017.
Our common stock is not currently listed on a national securities exchange.  The timing of a liquidity event will depend upon then prevailing market conditions. Our board of directors is considering liquidity options for our stockholders, and we can provide no assurances as to the timing of our ultimate liquidation.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include such items as impairment of long-lived assets, depreciation and amortization, and allowance for doubtful accounts. Actual results could differ from those estimates.
Principles of Consolidation and Basis of Presentation
Our consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control. All inter-company transactions, balances, and profits have been eliminated in consolidation. In addition, interests in entities acquired are evaluated based on applicable GAAP, and entities deemed to be variable interest entities (“VIE”) in which we are the primary beneficiary are also consolidated. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which we have control, substantive participating rights or both under the respective ownership agreement. For entities in which we have less than a controlling interest or entities which we are not deemed to be the primary beneficiary, we account for the investment using the equity method of accounting.
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
In February 2015, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2015-02”) to ASC Topic 810, Amendments to the Consolidation Analysis. ASU 2015-02 makes several modifications to the consolidation guidance for VIEs and general partners’ investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. The adoption of ASU 2015-02, effective January 1, 2016, did not impact our consolidated financial position, results of operations, or cash flows. See Note 9 for further details.
In the Notes to Consolidated Financial Statements, all dollar and share amounts in tabulation are in thousands of dollars and shares, respectively, unless otherwise noted.
Real Estate
Upon the acquisition of real estate properties, we recognize the assets acquired, the liabilities assumed and any noncontrolling interest as of the acquisition date, measured at their fair values. The acquisition date is the date on which we obtain control of the real estate property. The assets acquired and liabilities assumed may consist of land, inclusive of associated rights, buildings, assumed debt, identified intangible assets and liabilities, and asset retirement obligations. Identified intangible assets generally consist of above-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions, and tenant relationships. Identified intangible liabilities generally consist of below-market leases. Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of the identifiable net assets acquired. Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired. Acquisition-related costs are expensed in the period incurred. Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.
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
As of December 31, 2016 and 2015, accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

December 31, 2016	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost	$164,087	$45,885	$1,599	$(137)
Less: depreciation and amortization	(31,728)	(3,175)	(1,247)	72
Net	$132,359	$42,710	$352	$(65)

December 31, 2015	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost	$211,635	$54,068	$3,083	$(184)
Less: depreciation and amortization	(26,422)	(2,686)	(2,749)	104
Net	$185,213	$51,382	$334	$(80)

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

Anticipated net amortization expense (accretion) associated with the acquired lease intangibles for each of the following five years ended December 31 is as follows:

Year	Lease / Other Intangibles
2017	$20
2018	(14)
2019	(12)
2020	(10)
2021	(10)
Real Estate Held for Sale and Discontinued Operations
We classify properties as held for sale when certain criteria are met in accordance with GAAP. At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. We did not have any real estate assets classified as held for sale at December 31, 2016 or 2015.
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
Restricted Cash
As required by our lenders, restricted cash is held in escrow accounts for anticipated capital expenditures, real estate taxes, and other reserves for our consolidated properties. Capital reserves are typically utilized for non-operating expenses such as tenant improvements, leasing commissions, and major capital expenditures. Alternatively, a lender may require its own formula for an escrow of capital reserves.
We early adopted new FASB guidance on December 31, 2016, which changes the presentation of our statements of cash flows and related disclosures for all periods presented and accordingly, the following is a summary of our cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	December 31, 2016	December 31, 2015	December 31, 2014
Cash and cash equivalents	$67,111	$76,815	$72,949
Restricted cash	6,101	4,581	4,199
Total cash, cash equivalents, and restricted cash	$73,212	$81,396	$77,148
Investment Impairment
For all of our real estate and real estate related investments, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  Examples of the types of events and circumstances that would cause management to assess our assets for potential impairment include, but are not limited to: a significant decrease in the market price of an asset; a significant adverse change in the manner in which the asset is being used; an accumulation of costs in excess of the acquisition basis plus construction of the property; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers; and changes in the global and local

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

markets or economic conditions.  To the extent that our portfolio is concentrated in limited geographic locations, downturns specifically related to such regions may result in tenants defaulting on their lease obligations at those properties within a short time period, which may result in asset impairments.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  These projected cash flows are prepared internally by the Advisor and reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s principal executive officer and principal financial officer review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions that are consistent with market data or with assumptions that would be used by a third-party market participant and assume the highest and best use of the investment. We consider trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.
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
During the year ended December 31, 2015, we recorded a non-cash impairment charge of $1.4 million to reduce the carrying value of 22 Exchange, one of our student housing investments, to its estimated fair value. In estimating the fair value of 22 Exchange, we used management’s internal discounted cash flow analysis prepared with consideration of the local market. There were no impairment charges recorded during the years ended December 31, 2016 and 2014.
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
Investment in Unconsolidated Joint Venture
We provide funding to third-party developers for the acquisition, development, and construction of real estate (“ADC Arrangement”).  Under an ADC Arrangement, we may participate in the residual profits of the project through the sale or refinancing of the property.  We evaluate this arrangement to determine if it has characteristics similar to a loan or if the characteristics are more similar to a joint venture or partnership such as participating in the risks and rewards of the project as an owner or an investment partner.  When we determine that the characteristics are more similar to a jointly-owned investment or partnership, we account for the arrangement as an investment in an unconsolidated joint venture under the equity method of accounting or a direct investment (consolidated basis of accounting) instead of applying loan accounting.  The ADC Arrangement is reassessed at each reporting period. See Note 7, Investment in Unconsolidated Joint Venture, for further discussion.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

Revenue Recognition
We recognize rental income generated from leases of our operating properties on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. Straight-line rent was income of less than $0.1 million recognized in rental revenues for the year ended December 31, 2016. Straight-line rent was income of less than $0.1 million and $0.2 million recognized in rental revenues for the years ended December 31, 2015 and 2014, respectively. Leases associated with our multifamily, student housing, and hotel assets are generally short-term in nature, and thus have no straight-line rent. Net below-market lease amortization of less than $0.1 million was recognized in rental revenues for the years ended December 31, 2016 and 2015. Net above-market lease amortization of less than $0.1 million was recognized in rental revenues for the year ended December 31, 2014.
Hotel revenue is derived from the operations of the Courtyard Kauai Coconut Beach Hotel and consists primarily of guest room, food and beverage, and other ancillary revenues such as laundry and parking. Hotel revenue is recognized as the services are rendered.
Accounts Receivable
Accounts receivable primarily consist of receivables related to our consolidated properties of $1.4 million and $2.4 million as of December 31, 2016 and 2015, respectively, and included straight-line rental revenue receivables of $0.4 million and $0.3 million as of December 31, 2016 and 2015, respectively.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets of $1.1 million as of December 31, 2016 and 2015, included prepaid directors’ and officers’ insurance, as well as prepaid insurance of our consolidated properties.
Furniture, Fixtures, and Equipment
Furniture, fixtures, and equipment are recorded at cost and are depreciated according to the Company’s capitalization policy, which uses the straight-line method over their estimated useful lives of five to seven years. Furniture, fixtures, and equipment associated with properties classified as held for sale are not depreciated. Maintenance and repairs are charged to operations as incurred. Accumulated depreciation associated with our furniture, fixtures, and equipment was $9.9 million and $8.1 million as of December 31, 2016 and 2015, respectively.
Deferred Financing Fees
Deferred financing fees are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt. Deferred financing fees, net of accumulated amortization, were $0.8 million and $1.7 million as of December 31, 2016 and 2015, respectively. Accumulated amortization of deferred financing fees were $1.9 million and $2.5 million as of December 31, 2016 and 2015, respectively. In April 2015, the FASB issued an update (“ASU 2015-03”) to ASC Topic 835, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. The adoption of ASU 2015-03, effective January 1, 2016, requires companies to present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of the related debt liability, retrospectively.
The adoption of the new standard resulted in the following reclassifications of unamortized deferred financing fees as of December 31, 2015:

December 31, 2015	Originally Reported	Reclassification	Adjusted
Deferred financing fees, net	$1,656	$(1,656)	$—
Notes payable	178,692	(1,656)	177,036
Derivative Financial Instruments
Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks and to minimize the variability caused by foreign currency translation risk related to our net investment in foreign real estate. To accomplish these objectives, we use various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of London Interbank Offered Rate (“LIBOR”). These instruments include LIBOR-based interest rate swaps and caps. For our net investments in foreign real estate, we may use foreign exchange put/call options to eliminate the impact of foreign currency exchange movements on our financial position.

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
As of December 31, 2016, we do not have any derivatives designated as net investment hedges, fair value hedges or cash flow hedges. No derivatives were being used for trading or speculative purposes. See Note 4, Assets and Liabilities Measured at Fair Value, and Note 11, Derivative Instruments and Hedging Activities, for further information regarding our derivative financial instruments.
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
As a result of the sale of two foreign investments during 2015, Alte Jakobstraße (“AJS”) and Holstenplatz, we recorded estimated foreign income tax of approximately $2.7 million. During the third quarter of 2016, we recorded a credit of approximately $0.1 million to the provision for income tax based on the difference in the actual taxes due and the originally estimated taxes payable on the sale of Holstenplatz. The foreign income tax recorded during 2015 was calculated on gains recognized at the exchange rate in effect on the date of sale and calculated using current tax rates.
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
The Euro is the functional currency for the operations of AJS and Holstenplatz, which were both sold in 2015. We maintain a Euro-denominated bank account that is comprised primarily of the remaining proceeds from the sale of these properties and is translated into U.S. dollars at the current exchange rate at each reporting period. For the three years ended December 31, 2016, 2015, and 2014, the cumulative foreign currency translation adjustment was a loss of $0.1 million, a loss of $0.4 million, and a loss of $0.8 million, respectively.
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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

Stock-Based Compensation
We have adopted a stock-based incentive award plan for our directors and consultants and for employees, directors, and consultants of our affiliates. We have not issued any stock-based awards under the plan as of December 31, 2016.
Concentration of Credit Risk
At December 31, 2016 and 2015, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.
Geographic and Asset Type Concentration
Our investments may at times be concentrated in certain asset types that are subject to higher risk of foreclosure, or secured by assets concentrated in a limited number of geographic locations. For the year ended December 31, 2016, excluding sold assets, 44% and 16% of our total revenues were derived from our properties located in Hawaii and Florida, respectively. Additionally, excluding our property sold in 2016, 44%, 30%, and 21% of our total revenues for the year ended December 31, 2016 were from our hotel, multifamily, and student housing investments, respectively. To the extent that our portfolio is concentrated in limited geographic regions or types of assets, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to fund our operations.
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
Earnings per Share
Net income (loss) per share is calculated based on the weighted average number of common shares outstanding during each period. The weighted average shares outstanding used to calculate both basic and diluted income (loss) per share were the same for each of the three years ended December 31, 2016, 2015, and 2014, as there were no potentially dilutive securities outstanding.
Reportable Segments
GAAP establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to the ownership, development, and management of real estate assets. Our chief operating decision maker evaluates operating performance on an individual property level. Therefore, our properties are aggregated into one reportable segment.
Subsequent Events
We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements.
3. New Accounting Pronouncements
New Accounting Pronouncements to be Adopted
In May 2014, the FASB issued an update (“ASU 2014-09”) to ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  The new guidance will require companies to apply a five-step model in accounting for revenue arising from contracts with customers, as well as enhance disclosures regarding revenue recognition. Lease contracts will be excluded from this revenue recognition criteria; however, the sale of real estate will be required to follow the new model.  ASU 2014-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017. In addition, early adoption will be permitted beginning after December 15, 2016, including interim reporting periods within those annual periods. Either full retrospective adoption or modified retrospective adoption is permitted. We do not expect that the adoption of this pronouncement will have a material effect on

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

our consolidated financial statements; however, we will continue to evaluate this assessment until the guidance becomes effective.
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
In February 2016, the FASB issued an update (“ASU 2016-02”) to ASC Topic 842, Leases. ASU 2016-02 supersedes the existing lease accounting model, and modifies both lessee and lessor accounting. The new guidance will require lessees to recognize a liability to make lease payments and a right-of-use asset, initially measured at the present value of lease payments, for both operating and financing leases. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. Under this new pronouncement, lessor accounting will be largely unchanged from existing GAAP. The new standard will be effective January 1, 2019, with early adoption permitted. We do not expect that the adoption of this pronouncement will have a material effect on our consolidated financial statements; however, we will continue to evaluate this assessment until the guidance becomes effective.
In June 2016, the FASB issued an update (“ASU 2016-13”) to ASC Topic 326, Credit Losses. This amended guidance requires measurement and recognition of expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This is different from the current guidance as this will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. Financial assets that are measured at amortized cost will be required to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. Generally, the pronouncement requires a modified retrospective method of adoption. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact this guidance will have on our financial statements when adopted.
In January 2017, the FASB issued an update (“ASU 2017-01”) to ASC Topic 805, Business Combinations, Clarifying the Definition of a Business. The guidance clarifies the definition of a business and assists in the evaluation of whether a transaction will be accounted for as an acquisition of an asset or as a business combination. The guidance provides a test to determine when a set of assets and activities acquired is not a business. When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. Under the updated guidance, an acquisition of a single property will likely be treated as an asset acquisition as opposed to a business combination and associated transaction costs will be capitalized rather than expensed as incurred. Additionally, assets acquired, liabilities assumed, and any noncontrolling interest will be measured at their relative fair values. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted, including for interim or annual periods for which financial statements have not yet been issued. Upon adoption of this guidance, we anticipate future acquisitions of real estate assets, if any, will likely qualify as an asset acquisition. Therefore, any future transactions costs associated with an asset acquisition will be capitalized and accounted for in accordance with the guidance in ASU 2017-01.
Recently Adopted Accounting Pronouncements
In August 2014, the FASB issued an update (“ASU 2014-15”) to ASC Topic 205, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management’s assessment of a company’s ability to continue as a going concern and provide related footnote disclosures when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. ASU 2014-15 applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. The adoption of this guidance did not have an impact on our disclosures.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

In August 2016, the FASB issued an update (“ASU 2016-15”) to ASC Topic 230, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments. The objective of this amendment is to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statements of cash flows. Of the eight types of cash flows discussed in the new standard, the classification of debt prepayment, distributions received from equity method investees, and debt extinguishment costs as financing outflows may impact the Company. ASU 2016-15 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The amendment in the update should be applied using the retrospective transition method for each period presented. We adopted this guidance on December 31, 2016 and the adoption of this guidance did not have a material impact on our consolidated financial statements or disclosures.
In November 2016, the FASB issued an update (“ASU 2016-18”) to ASC Topic 230, Statement of Cash Flows, Restricted Cash.  This new guidance requires amounts that are generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted and the pronouncement requires a retrospective transition method of adoption. We early adopted this guidance on December 31, 2016 and included amounts generally described as restricted cash within the beginning-of-period, change, and end-of-period total amounts on the statement of cash flows rather than within an activity on the statement of cash flows. This adoption changes our statements of cash flows and related disclosure for all period presented.
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
We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2016, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy
As of December 31, 2016 and 2015, Courtyard Kauai Coconut Beach Hotel was our only remaining asset with an interest rate cap and it had a nominal value.
Derivative financial instruments classified as assets are included in prepaid expenses and other assets on the balance sheet.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

Nonrecurring Fair Value Measurements
During the year ended December 31, 2015, we recorded a $1.4 million non-cash impairment charge as a result of a measurable decrease in the fair value of 22 Exchange, one of our student housing investments. In estimating the fair value of 22 Exchange, we used management’s internal discounted cash flow analysis prepared with consideration of the local market. The discounted cash flow estimate is considered Level 3 under the fair value hierarchy described above.
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
______________________________________

(1)
Due to the local market decline in Akron, Ohio, we recorded a non-cash impairment charge of $1.4 million on our investment in 22 Exchange, a student housing property, during the year ended December 31, 2015.

There were no impairment charges recorded during the years ended December 31, 2016 and 2014.
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
As of December 31, 2016 and 2015, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable to noncontrolling interests were at amounts that reasonably approximated their fair value based on their highly-liquid nature and short-term maturities. The fair value of the notes payable is categorized as a Level 2 in the fair value hierarchy. The fair value was estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2016 and 2015.
Carrying amounts of our notes payable and the related estimated fair value as of December 31, 2016 and December 31, 2015 are as follows:

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$143,119	$146,790	$178,692	$179,306
Less: unamortized debt issuance costs	(787)		(1,656)
Notes payable, net	$142,332		$177,036

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

6. Real Estate and Real Estate-Related Investments
As of December 31, 2016, we consolidated seven real estate assets. The following table presents certain information about our consolidated investments as of December 31, 2016:

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
Babcock Self Storage
On January 8, 2015, we sold Babcock Self Storage (“Babcock”) for a contract sales price of approximately $5.4 million. We recorded a gain on sale of real estate of $2 million and loss on early extinguishment of debt of less than $0.1 million, which was composed of the write-off of deferred financing fees and an early termination fee. A portion of the proceeds from the sale were used to pay off in full the existing indebtedness of approximately $2.1 million associated with the storage facility. Babcock was classified as held for sale on our consolidated balance sheet at December 31, 2014.
Alte Jakobstraße
On February 21, 2015, we sold AJS, which is located in Berlin, Germany, for a contract sales price of approximately €12.4 million (approximately $14.1 million).  We recorded a gain on sale of real estate of approximately $3.3 million, which is net of a CTA charge of approximately $0.6 million. We recognized a loss on early extinguishment of debt of less than $0.1 million, which was composed of the write-off of deferred financing fees and an early termination fee. A portion of the proceeds from the sale were used to fully satisfy the existing indebtedness associated with the property of approximately €5.7 million (approximately $6.5 million). The Company recorded a provision for income tax of approximately $1.7 million during 2015 as a result of foreign income tax related to the sale. AJS was classified as held for sale on our consolidated balance sheet at December 31, 2014. Additionally, in 2016, we recorded a $0.1 million loss related to the final settlement of certain fees associated with our 2015 disposal of AJS.
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

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

Wimberly at Deerwood
On September 9, 2015, we sold Wimberly at Deerwood (“Wimberly”), a 322-unit multifamily community in Jacksonville, Florida, for a contract sales price of approximately $43.5 million. We recorded a gain on sale of real estate of $8.9 million and loss on early extinguishment of debt of $0.6 million, which was composed of the write-off of deferred financing fees of $0.3 million and an early termination fee of $0.3 million. A portion of the proceeds from the sale of the asset were used to pay off in full the existing indebtedness of approximately $26.4 million secured by the property.
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
Sales of Real Estate Reported in Continuing Operations
The following table presents our sale of real estate for the years ended December 31, 2016, 2015, and 2014 (in millions):

Date of Sale	Property	Ownership Interest	Sales Contract Price	Net Cash Proceeds(1)	Gain on Sale of Real Estate
May 30, 2014	1875 Lawrence	100%	$46.7	$46.3	$11.5
January 8, 2015	Babcock Self Storage	85%	$5.4	$5.2	$2.0
February 21, 2015	Alte Jakobstraße	99.7%	$14.1	$13.0	$3.3	(2)
September 1, 2015	Holstenplatz	100%	$18.4	$18.0	$8.6
September 9, 2015	Wimberly	95%	$43.5	$42.9	$8.9
August 16, 2016	Lakewood Flats	100%	$68.8	$68.5	$11.5
______________________________________

(1)
A portion of the net cash proceeds was used to pay off the property-associated debt of $15.6 million, $2.1 million, $6.5 million, $26.4 million, and $33.5 million for 1875 Lawrence, Babcock, AJS, Wimberly, and Lakewood Flats, respectively. The Holstenplatz debt was paid off on April 30, 2015.

(1)	The 2015 gain on sale for AJS of $3.3 million does not include an additional $0.1 million loss recorded in 2016 related to the final settlement of certain fees associated with our disposal of AJS.
The Company does not view the 2016, 2015, or 2014 disposals as a strategic shift. Therefore, the results of operations for Lakewood Flats are presented in continuing operations in the consolidated statements of operations for the years ended December 31, 2016, 2015, and 2014. The results of operations for Babcock, AJS, Holstenplatz, and Wimberly are presented in continuing operations in the consolidated statements of operations for the years ended December 31, 2015 and 2014, and the results of operations for 1875 Lawrence are included in continuing operations for the year ended December 31, 2014.
The following table presents net income attributable to the Company for the three years ended December 31, 2016, 2015 and 2014 related to Lakewood Flats, Babcock, AJS, Holstenplatz, Wimberly, and 1875 Lawrence. Net income for the year ended December 31, 2016 includes the gain on sale of Lakewood Flats of $11.5 million. Net income for the year ended December 31, 2015 includes the gains on sale of Babcock, AJS, Holstenplatz, and Wimberly for a total of $22.8 million. Net income for the year ended December 31, 2014 includes the gain on sale of 1875 Lawrence of $11.5 million (in millions):

	For the Year Ended December 31,
Description	2016	2015	2014
Net income (loss) attributable to the Company	$11.8	$16.7	$8.7

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

Discontinued Operations
Effective as of April 1, 2014, we early adopted the revised guidance in Accounting Standards Update No. 2014-08 regarding discontinued operations. Accordingly, we have no discontinued operations for the years ended December 31, 2016, 2015, and 2014.
7. Investment in Unconsolidated Joint Venture
We provided mezzanine financing totaling $15.3 million to an unaffiliated third-party entity (the “Borrower”) that owns an apartment complex under development in Denver, Colorado (“Prospect Park”).  The Borrower also has a senior construction loan with a third-party construction lender (the “Senior Lender”) in an aggregate original principal amount of $40 million.  The senior construction loan is guaranteed by the owners of the developer.  We also have a personal guaranty from the owners of the developer guaranteeing completion of the project and payment of cost overruns. Our mezzanine loan is secured by all of the membership interests of the Borrower and is subordinate to the senior construction loan. Our advances of $15.3 million have annual stated interest rates ranging from 10% to 18%. We evaluated this ADC Arrangement and determined that the characteristics are similar to a jointly-owned investment or partnership. Accordingly, the investment was accounted for as an unconsolidated joint venture under the equity method of accounting instead of loan accounting since we will participate in the residual interests through the sale or refinancing of the property.
Both the senior loan and our mezzanine loan were in technical default at December 31, 2016 due to a delay in completion of the project. The Senior Lender and the Company have stated their intention to not call the loan and currently plan to amend the loan agreements. The project was completed in January 2017. As of December 31, 2016, the outstanding principal balance under the mezzanine loan was $15.3 million. The Borrower has funded any cost overruns.
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
In connection with this investment, interest capitalized for the years ended December 31, 2016, 2015, and 2014 was $0.2 million, $0.5 million, and $0.5 million, respectively.  For the years ended December 31, 2016, 2015, and 2014, we recorded no equity in earnings (losses) of unconsolidated joint venture related to our investment in Prospect Park. The Company’s maximum exposure to losses associated with its unconsolidated joint venture is limited to its carrying value in this investment.
The following table sets forth our ownership interest in Prospect Park:

Property Name	Ownership Interest at December 31,		Carrying Amount at December 31,
	2016	2015	2016	2015
Prospect Park	N/A	N/A	$14,658	$14,482
Summarized balance sheet information for the unconsolidated joint venture as of December 31, 2016 and 2015, shown at 100%, is as follows (in thousands):

	December 31, 2016	December 31, 2015
Total assets	$72,272	$61,528

Total debt, net	$56,638	$43,944

Total equity	$11,957	$14,976
Summarized statement of operations information for the unconsolidated joint venture for the years ended December 31, 2016, 2015, and 2014, shown at 100%, is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Total revenues	$600	$25	$101

Net income (loss)	$(4,135)	$(329)	$92

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

8. Variable Interest Entities
As discussed in Note 2, effective January 1, 2016, we have adopted the guidance in ASU 2015-02. As a result, the Operating Partnership (see Note 1) and each of our less than wholly-owned real estate partnerships (22 Exchange, LLC, Gardens Medical Pavilion, LLC, SL Parkside Apartments, LLC, and the ADC Arrangement associated with Prospect Park) have been deemed to have the characteristics of a VIE. However, we were not required to consolidate any previously unconsolidated entities or deconsolidate any previously consolidated entities as a result of the change in classification. Accordingly, there has been no change to the amounts reported in our consolidated balance sheets and statements of cash flows or amounts recognized in our consolidated statements of operations.
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
Unconsolidated VIEs
Included in the Company’s joint venture investments at December 31, 2016 is the ADC Arrangement associated with Prospect Park, which is accounted for as an unconsolidated joint venture and is a VIE. Refer to Note 7 for further details on the ADC Arrangement. This arrangement was established to provide mezzanine financing to an unaffiliated third party that owns Prospect Park, an apartment complex under development in Denver, Colorado. Based on our reevaluation under ASU 2015-02, we determined that we are not the primary beneficiary of this VIE based on the rights of the general partner. The arrangement does not allow for substantive kick-out rights over the general partner and we do not have the power to direct the activities of Prospect Park that most significantly affect the entity’s economic performance. Accordingly, we have determined it is appropriate, consistent with past accounting, that the Prospect Park ADC Arrangement will continue to be accounted for under the equity method.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

9. Notes Payable
The following table sets forth information on our notes payable as of December 31, 2016 and 2015:

Description	2016	2015	Interest Rate		Maturity Date
Courtyard Kauai Coconut Beach Hotel	$38,000	$38,000	30-day LIBOR + .95%	(1)	5/9/2017
Gardens Medical Pavilion	12,899	13,298	4.9%		1/1/2018
River Club and the Townhomes at River Club	23,917	24,299	5.26%		5/1/2018
Lakes of Margate	14,243	14,496	5.49% and 5.92%		1/1/2020
Arbors Harbor Town	24,653	25,130	3.985%		1/1/2019
22 Exchange	19,307	19,500	3.93%		5/5/2023
Parkside(2)	10,100	10,469	5%		6/1/2018
Lakewood Flats(3)	—	33,500	30-day LIBOR + 1.5%	(1)	11/5/2019
Total debt	143,119	178,692
Deferred financing fees(4)	(787)	(1,656)
Total notes payable, net	$142,332	$177,036
_____________________________

(1)	30-day London Interbank Offered Rate (“LIBOR”) was 0.77% at December 31, 2016.
(2) Includes approximately $0.2 million of unamortized premium related to debt we assumed at acquisition.
(3) On August 16, 2016, we sold Lakewood Flats to an unaffiliated third party. A portion of the proceeds from the sale were used to payoff the existing indebtedness associated with the property.
(4) Effective January 1, 2016, we adopted ASU 2015-03, which requires companies to present the debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of the related debt liability. See Note 2, Summary of Significant Accounting Policies, for further details.
At December 31, 2016, our notes payable balance was $142.3 million, net of deferred financing fees of $0.8 million.  We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the Courtyard Kauai Coconut Beach Hotel, 22 Exchange, and Parkside notes payable. Interest capitalized in connection with our equity method investment in Prospect Park for the years ended December 31, 2016, 2015, and 2014 was $0.2 million, $0.5 million, and $0.5 million respectively.
On August 16, 2016, we sold Lakewood Flats to an unaffiliated third party and used a portion of the proceeds from the sale to fully satisfy the existing indebtedness of approximately $33.5 million.
We used a portion of the proceeds from the 2015 sales of Babcock and Wimberly to fully satisfy their existing indebtedness of approximately $2.1 million and $26.4 million, respectively. In 2015, we also sold AJS, located in Germany, and used a portion of the proceeds to fully satisfy the existing indebtedness of approximately €5.7 million, or approximately $6.5 million based on the exchange rate in effect on the date of sale. We paid off the Holstenplatz debt of approximately $8.1 million on its maturity date of April 30, 2015.
We are subject to customary affirmative, negative, and financial covenants and representations, warranties, and borrowing conditions, all as set forth in our loan agreements, including, among other things, maintaining minimum debt service coverage ratios, loan to value ratios, and liquidity. As of December 31, 2016, we believe we were in compliance with the covenants under our loan agreements.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

The following table summarizes our contractual obligations for principal payments as of December 31, 2016:

Year	Amount Due
2017	$40,151
2018	46,807
2019	24,307
2020	13,771
2021	404
Thereafter	17,441
Total contractual obligations for principal payments	142,881
Unamortized premium	238
Total notes payable	143,119
Less: Deferred financing fees, net	(787)
Notes payable, net	$142,332
10. Leasing Activity
Future minimum base rental payments of our office property, Gardens Medical Pavilion, and the retail space at 22 Exchange due to us under non-cancelable leases in effect as of December 31, 2016 are as follows:

Year	Amount Due
2017	$1,512
2018	1,171
2019	1,038
2020	971
2021	857
Thereafter	2,232
Total	$7,781
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
As of December 31, 2016, we had one remaining interest rate cap related to Courtyard Kauai Coconut Beach Hotel, which was not designated as a hedging instrument. Our remaining interest rate cap matures on May 15, 2017 and has a notional value of $38 million at a rate of 30-day LIBOR + 3%. The notional value provides an indication of the extent of our involvement in this instrument, but does not represent exposure to credit, interest rate, or market risks.
The table below presents the effect of our derivative financial instrument on the consolidated statements of operations for the years ended December 31, 2016 and 2015:

Derivative Not Designated as Hedging Instruments
Amount of Loss
Year ended December 31,
2016	2015
$2	$26

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
For the year ended December 31, 2016, we had federal taxable income of approximately $7 million, which includes the disposal of Lakewood Flats. The Company paid special cash distributions of $38.4 million during the year and had remaining federal NOL carryovers of approximately $13.1 million at December 31, 2016. The Company has continued to establish a valuation allowance against its deferred tax assets as the utilization of any deferred tax asset is not at a level of more likely than not that they will be realized prior to their expiration. The Company recorded a credit of less than $0.1 million to the provision for income tax based on the difference in the actual taxes due and the originally estimated taxes payable on the sale of Holstenplatz in 2015.
We originally estimated federal taxable income of $3.8 million for the year ended December 31, 2015. Actual federal taxable income for the year ended December 31, 2015 was $4.8 million, which includes the disposals of Babcock, AJS, Holstenplatz, and Wimberly. The Company paid special cash distributions of $25.7 million during the year and had remaining federal NOL carryovers of approximately $13.1 million at December 31, 2015. During 2015, we recorded provision for income tax of approximately $2.7 million as a result of estimated foreign income tax related to the sales of AJS and Holstenplatz which were both located in Germany. The foreign income tax related to both dispositions was calculated on gains recognized at the exchange rate in effect on the date of sale and calculated using current tax rates.
For the year ended December 31, 2014, we had federal taxable income of $4.2 million, which includes the disposal of 1875 Lawrence. The Company made special cash distributions of $13 million during the year and had remaining federal NOL carryovers of $13.1 million at December 31, 2014. The Company recorded an income tax benefit of $0.1 million during the year ended December 31, 2014 related to the overpayment of AMT tax for the year ended December 31, 2013. We recorded estimated AMT tax of $0.2 million for the year ended December 31, 2013 as a result of gains recognized on the sale of investments during the year.  The Company recorded no provision for income tax, including AMT, during the year ended December 31, 2014.
We have a TRS which is subject to federal and state income taxes. At December 31, 2016, our TRS had NOL carryforwards of approximately $4.5 million which expire in years 2030 to 2035. Because NOL’s are subject to certain change of ownership, continuity of business, and separate return year limitations, and because it is unlikely the available NOL’s will be utilized or because we consider any amounts possibly utilized to be immaterial, no benefits related to these NOL’s have been recognized in our consolidated financial statements. We have no significant temporary differences or tax credits associated with our TRS.
Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of depreciation, rental revenue, compensation expense, impairment losses and gain from sales of property. As a result of these differences, the tax basis of our fixed assets exceeds the book value by approximately $2.4 million at December 31, 2016.
We and our subsidiaries’ income tax returns are subject to examination by federal, state, and local tax jurisdictions for years 2013 through 2016. If a return filed was examined and a substantial error was discovered, the Internal Revenue Service has the right to add additional years to their audit, but will not go back more than six years. Net income tax loss carry forwards and other tax attributes generated in years prior to 2013 are also subject to challenge in any examination of those tax years. The Company and its subsidiaries are not under any notice of audit from any taxing authority at year end 2016. We have reviewed our tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We believe it is more likely than not that the tax positions taken relative to our status as a REIT will be sustained in any tax examination.
13. Stockholders’ Equity
Capitalization
As of December 31, 2016, our authorized capital was 350,000,000 shares of common stock, 50,000,000 shares of preferred stock, and 1,000 shares of convertible stock. All shares of such stock have a par value of $.0001 per share.
As of December 31, 2016, we had issued 26.7 million shares of our common stock, including 22,471 shares owned by the Behringer Advisor and 2.2 million shares issued through the DRP. As of December 31, 2016, we had redeemed 1.5 million shares of our common stock and had 25,218,770 shares of common stock outstanding. As of December 31, 2016, we had 1,000 shares of convertible stock held by an affiliate of Behringer.
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
Notwithstanding the redemption prices set forth above, our board of directors may determine, whether pursuant to formulas or processes as approved or set by our board of directors, the redemption price of the shares, which may differ

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

between Ordinary Redemptions and Exceptional Redemptions; provided, however, that we must provide at least 30 days’ notice to stockholders before applying this new price determined by our board of directors.
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
The following table sets forth information on the distributions declared and distributions paid during the years ended December 31, 2016, 2015, and 2014 (in millions):

Year	Distributions Declared	Distributions Paid
2014	$13.0	$13.0
2015(1)	64.1	25.7
2016	—	38.4
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

Total distributions paid to stockholders during the years ended December 31, 2016 and 2015 were $38.4 million and $25.7 million, respectively, and represented special cash distributions. Distributions during both of the years ended December 31, 2016 and 2015 were fully funded with proceeds from asset sales.
During 2016 and 2015, our distributions were classified as follows for federal income tax purposes:

Description	2016	2015
Ordinary income	—	—
Capital gains	25.4%	25.8%
Return of capital	74.6%	74.2%
Total	100.0%	100.0%

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

14. Related Party Transactions
Advisor
Our external advisor and certain of its affiliates may receive fees and compensation in connection with the management and sale of our assets based on an advisory management agreement, as amended and restated.
From January 4, 2008 through February 10, 2017, we were party to successive advisory management agreements, each with a term of one year or less, with the Behringer Advisor. The most recently executed advisory management agreement was the Fifth Amended and Restated Advisory Management Agreement (the “Fifth Advisory Agreement”) entered into on July 25, 2016 and effective as of June 6, 2016. On February 10, 2017, we entered into a Termination of Advisory Management Agreement with the Behringer Advisor and (solely with respect to certain sections) Stratera (the “Advisory Termination Agreement”) pursuant to which the Fifth Advisory Agreement was terminated as of the close of business on February 10, 2017.
Concurrently with our entry into the Advisory Termination Agreement, we engaged the Advisor to provide us with advisory services pursuant to two separate advisory management agreements (collectively, the “Lightstone Advisory Agreement”). With the exception of the Administrative Services Fee, the fees earned by and expenses reimbursed to the Advisor pursuant to the Lightstone Advisory Agreement are identical to the fees earned by and expenses reimbursed to the Behringer Advisor pursuant to the Fifth Advisory Agreement. The following discussion describes the fees and expenses payable to our external advisor and its respective affiliates under both the Fifth Advisory Agreement (in effect from June 6, 2016 through February 10, 2017) and the Lightstone Advisory Agreement (in effect as of February 10, 2017).
We pay acquisition and advisory fees of 1.5% of the amount paid in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets. In addition, we pay acquisition and advisory fees of 1.5% of the funds advanced in respect of a loan investment. No acquisition and advisory fees were paid to the Behringer Advisor for the year ended December 31, 2016. We incurred acquisition and advisory fees payable to the Behringer Advisor of less than $0.1 million and $1 million for the years ended December 31, 2015 and 2014, respectively, as a result of acquisitions and improvements made to our assets. We had one acquisition in the year ended December 31, 2014. We had no acquisitions during the years ended December 31, 2016 and 2015.
We also pay an acquisition expense reimbursement in the amount of (i) 0.25% of the funds paid for purchasing an asset, including any debt attributable to the asset, plus 0.25% of the funds budgeted for development, construction, or improvement in the case of assets that we acquire and intend to develop, construct, or improve or (ii) 0.25% of the funds advanced in respect of a loan investment. We also pay third parties, or reimburse our external advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder’s fees, title insurance, premium expenses, and other closing costs.
Our external advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the external advisor or its affiliates incur that are due to third parties or related to the additional services provided by our external advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. For the year ended December 31, 2016, we incurred no acquisition expense reimbursements. For the years ended December 31, 2015 and 2014, we incurred acquisition expense reimbursements of less than $0.1 million and $0.2 million, respectively, payable to the Behringer Advisor.
We pay a debt financing fee of 0.5% of the amount available under any loan or line of credit made available to us and pay directly all third-party costs associated with obtaining the debt financing. We incurred debt financing fees of $0.2 million for the year ended December 31, 2014. We incurred no financing fees for the years ended December 31, 2016 and 2015.
We pay a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable to us.  We incurred no such fees for the years ended December 31, 2016, 2015 or 2014.
We pay a monthly asset management fee of one-twelfth of 0.7% of the value of each asset. The value of our assets will be the value as determined in connection with the establishment and publication of an estimated value per share unless the asset was acquired after our publication of an estimated value per share (in which case the value of the asset will be the contract purchase price of the asset). For the years ended December 31, 2016, 2015 and 2014, we expensed $2.1 million, $2.5 million and $2.2 million, respectively, of asset management fees payable to the Behringer Advisor. The totals for the years ended December 31, 2016, 2015, and 2014 include asset management fees related to our disposed properties.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

Our external advisor is responsible for paying all of the expenses it incurs associated with persons employed by the external advisor to the extent that they provide services related to us for which our external advisor receives an acquisition, asset management, or debt financing fee, including wages and benefits of the personnel. Instead of reimbursing our external advisor for specific expenses paid or incurred in connection with providing services to us, we pay our external advisor an administrative services fee (renamed an administrative services reimbursement under the Lightstone Advisory Agreement) based on a budget of expenses prepared by the Behringer Advisor. The administrative services fee is intended to reimburse for all costs associated with providing services to us. Under the Fifth Advisory Agreement, for the calendar year ended December 31, 2016, the administrative services fee was the lesser of (i) $1.325 million per calendar year, and (ii) the actual costs of providing administrative services to us under the Fifth Advisory Agreement, payable in four equal quarterly installments within 45 days of the end of each calendar quarter. For the calendar year ending December 31, 2015, the administrative services fee was $1.5 million. In addition, under the advisory management agreement, we are to reimburse the Advisor for certain due diligence services provided in connection with asset dispositions or debt financings separately from the administrative services fee. For the calendar year ending December 31, 2017, the administrative services fee is $1.325 million annually, pro-rated for the first six months of the year and $1.30 million annually, pro-rated for the second six months of the year. For the years ended December 31, 2016, 2015 and 2014, we incurred and expensed such costs for administrative services and due diligence services of approximately $1.2 million, $1.5 million, and $1.8 million, respectively. Included in that amount is less than $0.1 million related to certain due diligence services provided in connection with asset dispositions during the years ended December 31, 2016, 2015, and 2014.
Notwithstanding the fees and cost reimbursements payable to our external advisor pursuant to our advisory management agreement, under our charter we may not reimburse the external advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2016, our total operating expenses (including the asset management fee) were not excessive.
Property Manager
From January 4, 2008 through February 10, 2017, we were party to a property management and leasing agreement (as amended and restated, the “Behringer Property Management Agreement”) between us, our operating partnership, Behringer Harvard Opportunity Management Services, LLC, and Behringer Harvard Real Estate Services, LLC (collectively, the “Behringer Manager”). On February 10, 2017, we entered into a Termination of Property Management and Leasing Agreement with the Behringer Manager and (solely with respect to certain sections) Stratera (the “Property Management Termination Agreement”) pursuant to which the Behringer Property Management Agreement was terminated as of the close of business on February 10, 2017.
Concurrently with our entry into the Property Management Termination Agreement, we engaged LSG-BH II Property Manager LLC (the “Lightstone Manager”) pursuant to a property management and leasing agreement (the “Lightstone Property Management Agreement”). The fees earned by and expenses reimbursed to the Lightstone Manager pursuant to the Lightstone Property Management Agreement are identical to the fees earned by and expenses reimbursed to the Behringer Manager pursuant to the Behringer Property Management Agreement. The following discussion describes the fees and expenses payable to our affiliated property manager and its respective affiliates under both the Behringer Property Management Agreement (in effect from August 13, 2008 through February 10, 2017) and the Lightstone Property Management Agreement (in effect as of February 10, 2017).
We pay our property manager and affiliate of our external advisor, fees for the management, leasing, and construction supervision of our properties which is 4.0% of gross revenues of the properties managed by our property manager. We pay our property manager an oversight fee equal to 0.5% of the gross revenues of the property managed for any property for which we contract directly with a third-party property manager.  In no event will our property manager or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay our property manager directly for its services, we will pay our property manager a management fee or oversight fee, as applicable, based only on our economic interest in the property.  We incurred and expensed property management fees or oversight fees to the Behringer Property Manager of approximately $0.6 million for the years ended December 31, 2016, 2015, and 2014.
We pay our property manager a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We incurred

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

construction management fees of $0.1 million for the year ended December 31, 2014. We incurred no construction management fees for the years ended December 31, 2016 and 2015.
We are dependent on our external advisor and our property manager for certain services that are essential to us, including asset disposition decisions, property management and leasing services, and other general administrative responsibilities.  In the event that these companies were unable to provide us with their respective services, we would be required to obtain such services from other sources.
15. Supplemental Cash Flow Information
Supplemental cash flow information is summarized below:

	Twelve Months ended December 31,
	2016	2015	2014
Interest paid, net of amounts capitalized	$5,876	$6,286	$7,443
Income tax paid, net of overpayment	932	1,703	29
Non-cash investing activities and financing activities:
Proceeds held in escrow through sale of real estate interests	—	912	—
Capital expenditures for real estate in accounts payable	12	—	—
Capital expenditures for real estate in accrued liabilities	256	224	237
Accrued distributions payable	—	38,378	—
Accrued distributions to noncontrolling interest	21	52	19
16. Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2016 and 2015 ($ in thousands, except per share amounts):

	2016 Quarters Ended
Description	March 31	June 30	September 30	December 31
Revenue	$12,450	$11,693	$11,393	$10,595
Net income (loss)(1)	(967)	(1,226)	9,324	(2,223)
Add: Net (income)/loss attributable to noncontrolling interest	(106)	61	59	21
Net income (loss) attributable to common shareholders	$(1,073)	$(1,165)	$9,383	$(2,202)
Basic and diluted weighted average shares outstanding	25,553	25,466	25,391	25,266
Basic and diluted income (loss) per share	$(0.04)	$(0.05)	$0.37	$(0.09)

	2015 Quarters Ended
Description	March 31	June 30	September 30	December 31
Revenue	$13,314	$12,779	$12,539	$11,618
Net income (loss)(2)	338	(1,878)	13,117	(3,900)	(3)
Add: Net (income)/loss attributable to noncontrolling interest	(511)	(82)	(262)	156
Net income (loss) attributable to common shareholders	$(173)	$(1,960)	$12,855	$(3,744)
Basic and diluted weighted average shares outstanding	25,776	25,704	25,667	25,607
Basic and diluted income (loss) per share	$(0.01)	$(0.07)	$0.50	$(0.15)
__________________________________________

(1)	Income from continuing operations for the quarter ended September 30, 2016 includes gain on the sale of Lakewood Flats of $11.5 million. See Note 6, Real Estate and Real Estate-Related Investments.

(2)
Income from continuing operations for the quarter ended March 31, 2015 includes gains on the sale of Babcock and AJS totaling $5.3 million. Income from continuing operations for the quarter ended September 30, 2015 includes gains on the sale of Holstenplatz and Wimberly totaling $17.5 million. See Note 6, Real Estate and Real Estate-Related Investments.

(3)
Loss from continuing operations for the quarter ended December 31, 2015 includes a non-cash impairment charge of $1.4 million on our investment in 22 Exchange due to the local market decline in Akron, Ohio.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

17. Subsequent Events
Share Redemption Program
On March 8, 2017, our board of directors approved redemptions for the first quarter of 2017 totaling 131,991 shares with an aggregate redemption payment of approximately $0.7 million.
Termination of Behringer Advisory Agreement
On February 10, 2017, the Company entered into the Advisory Termination Agreement with the Behringer Advisor, and (solely with respect to certain sections) Stratera. The Advisory Termination Agreement, among other things, terminated the Fifth Advisory Agreement between the Company and the Behringer Advisor as of the close of business on February 10, 2017.
The Advisory Termination Agreement also provided that: (a) the non-solicitation period contemplated under the Fifth Advisory Agreement is reduced from one year to six months; (b) the Company and its affiliates are permitted to continue use of the name “Behringer Harvard” until dissolution of the Company; and (c) the Company will maintain the coverage provided to the Behringer Advisor under its current directors’ and officers’ liability insurance policies until the termination of the policies.
Finally, the Advisory Termination Agreement also provided that Stratera and its subsidiaries, including the Behringer Advisor, agree not to sue the Company for claims arising under or pursuant to the Fifth Advisory Agreement, except with respect to third-party claims. In addition, any rights of the Behringer Advisor to indemnification from the Company with respect to third-party claims are preserved.
Termination of Behringer Management Agreement
The Company, the Operating Partnership, and several special purpose entities formed to directly own the properties in which the Company has invested (each individually an “SPE” and collectively, the “SPEs”), entered into the Property Management Termination Agreement with the Behringer Manager, and (solely with respect to certain sections) Stratera.
The Property Management Termination Agreement, among other things, terminated the Behringer Property Management Agreement as of the close of business on February 10, 2017 with respect to the Company, the Operating Partnership, and those SPEs that own properties that do not require consent by a joint venture partner or lender to change the property manager. For SPEs that own properties that require approval by a joint venture partner to change the property manager (the “Joint Venture SPEs”), the termination of the Behringer Property Management Agreement will occur for each Joint Venture SPE as of the close of business on the date of execution of a joinder to the Property Management Termination Agreement by the joint venture partner on behalf of the SPE. For SPEs that own properties that secure loans that require lender consent or notice to change the property manager (the “Lender SPEs”), the termination of the Behringer Management Agreement will occur for each Lender SPE as of the close of business on the date following receipt of any required lender consent or notice.
The Property Management Termination Agreement also provides that the non-solicitation period contemplated in the Behringer Property Management Agreement is reduced from one year to six months. Finally, the Property Management Termination Agreement provides that Stratera and its subsidiaries, including the Behringer Manager, agree not to sue the Company for claims arising under or pursuant to the Behringer Management Agreement, except with respect to third-party claims and certain other limited exceptions. In addition, any rights of the Behringer Manager to indemnification from the Company with respect to third-party claims are preserved.
Entry into Lightstone Advisory Agreement
The Company and the Operating Partnership entered into an Advisory Management Agreement (the “Advisory Management Agreement”) with LSG-BH II Advisor LLC (“LSG-BH II Advisor”) and an Advisory Agreement (the “Advisory Agreement,” and together with the Advisory Management Agreement, the “Lightstone Advisory Agreement”) with LSG Development Advisor LLC (“LSG Development Advisor,” and together with LSG -BH II Advisor, the “Lightstone Advisor”) pursuant to which the Lightstone Advisor agreed to provide advisory services to the Company.
The Lightstone Advisory Agreement is substantially similar to the Fifth Advisory Agreement except for certain changes related to the indemnification rights of the Lightstone Advisor, certain other immaterial changes and the following changes. In addition, the “Administrative Services Fee” has been renamed the “Administrative Services Reimbursement” and has been reduced in the second six months of 2017 from a pro-rated annual fee of $1,325,000 to a pro-rated annual fee of $1,300,000. The term of the Lightstone Advisory Agreement is one year, but may be renewed for successive one-year terms upon the mutual consent of parties to the agreement.

Behringer Harvard Opportunity REIT II, Inc.
Notes to Consolidated Financial Statements

Entry into Lightstone Property Management Agreement
On February 10, 2017, the Company, the Operating Partnership, and the SPEs entered into the Lightstone Property Management Agreement with the Lightstone Manager. Under the Lightstone Property Management Agreement, the Lightstone Manager agreed to provide property management and leasing services to the Company, the Operating Partnership, and the SPEs. The Lightstone Property Management Agreement is effective as of February 10, 2017 for the Company, the Operating Partnership, and all SPEs other than the Joint Venture SPEs and the Lender SPEs. For the Joint Venture SPEs, the Lightstone Property Management Agreement will be effective for each Joint Venture SPE as of the date of execution of a joinder to the Lightstone Property Management Agreement by the joint venture partner on behalf of the Joint Venture SPE. For the Lender SPEs, the Lightstone Property Management Agreement will be effective for each Lender SPE as of the date following receipt or waiver of any required lender consent.
The Lightstone Property Management Agreement is substantially similar to the terminated Behringer Property Management Agreement except for the indemnification rights provided to the Lightstone Manager, certain immaterial changes and the additional changes as described in this paragraph. The term of the agreement is five years, subject to successive five-year renewal periods unless notice of termination is provided on or before one year prior to the expiration date. Under the Lightstone Property Management Agreement, the Manager must use commercially reasonable efforts to perform its duties.
*****

Behringer Harvard Opportunity REIT II, Inc.
Valuation and Qualifying Accounts and Reserves
Schedule II
December 31, 2016, 2015 and 2014
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
As of December 31, 2016
Allowance for doubtful accounts	$111	$57	$—	$168	$—
As of December 31, 2015
Allowance for doubtful accounts	2	369	—	260	111
As of December 31, 2014
Allowance for doubtful accounts	46	304	—	348	2

Behringer Harvard Opportunity REIT II, Inc.
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2016
(in thousands)

			Initial cost
Property Name	Location	Encumbrances	Land and Improvements	Building and Improvements	Cost capitalized subsequent to acquisition (1)	Gross amount carried at close of period (2)	Accumulated Depreciation	Year of Construction	Date Acquired	Depreciable Life
Gardens Medical Pavilion	Palm Beach Gardens, Florida	$12,899	$5,675	$13,158	$5,324	$24,157	$4,764	1995	10/20/2010	(3)
Courtyard Kauai Coconut Beach Hotel	Kauai, Hawaii	38,000	11,801	20,948	10,614	43,363	6,257	1977	10/20/2010	(4)
River Club and the Townhomes at River Club	Athens, Georgia	23,917	6,639	24,789	2,749	34,177	8,238	1996 & 1989	4/25/2011	(3)
Lakes of Margate	Margate, Florida	14,243	9,776	13,061	4,294	27,131	4,961	1987	10/19/2011	(3)
Arbors Harbor Town	Memphis, Tennessee	24,653	5,413	24,713	2,843	32,969	6,506	1991	12/20/2011	(3)
22 Exchange	Akron, Ohio	19,307	2,380	24,786	(2,233)	24,933	1,097	2010	4/16/2013	(3)
Parkside Apartments	Sugar Land, Texas	10,100	3,143	18,148	1,951	23,242	3,080	1998	8/8/2013	(3)
Totals		143,119	44,827	139,603	25,542	209,972	34,903
__________________

(1)	Includes adjustment to basis, such as impairment losses.

(2)	The aggregate cost for federal income tax purposes is approximately $229 million.

(3)	Buildings are depreciated according to Company policy, which uses the straight-line method over their estimated useful life of 25 years.

(4)	Hotels are depreciated according to Company policy, which uses the straight-line method over their estimated useful life of 39 years.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	2016	2015	2014
Real Estate:
Balance at beginning of period	$265,879	$329,643	$308,808
Acquisitions	—	—	57,899
Improvements(1)	2,190	2,044	4,477
Disposals/written-off	—	(77)	(19)
Reclassification(2)	(105)	(390)	(689)
Establishment of new basis for impaired asset(3)	—	(4,149)	—
Cost of real estate sold	(57,992)	(61,192)	(40,833)
Balance at end of the period(4)	$209,972	$265,879	$329,643
Accumulated depreciation:
Balance at beginning of period	$29,108	$27,569	$23,779
Depreciation expense	8,759	11,109	11,077
Disposals/written-off	(2,964)	(6,838)	(7,287)
Accumulated depreciation on impaired asset(3)	—	(2,732)	—
Balance at end of the period(4)	$34,903	$29,108	$27,569
_______________________________________________________________________________

(1)	For the years ended December 31, 2015 and 2014, includes foreign currency translation losses of $1.6 million and $3 million, respectively.

(2)	For the years ended December 31, 2016, 2015 and 2014, includes reclassification from improvements to furniture, fixtures, and equipment of $0.1 million, $0.4 million, and $0.7 million, respectively.

(3)
Due to the local market decline in Akron, Ohio, we recorded a non-cash impairment charge of $1.4 million on our investment in 22 Exchange, a student housing property, during the year ended December 31, 2015. The accumulated depreciation for the asset, of $2.7 million, was offset against the basis of the asset.

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
4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 28, 2013)

10.1
Contract of Sale between 7425 La Vista LLC, as seller, and DFW Lakewood Flats Apartments LLC, as purchaser, effective as of April 7, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 27, 2016)

10.2
First Amendment to Contract of Sale between 7425 La Vista LLC and DFW Lakewood Flats Apartments LLC, effective as of May 23, 2016 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 27, 2016)

10.3
Reinstatement and Second Amendment to Contract of Sale between 7425 La Vista LLC and DFW Lakewood Flats Apartments LLC dated July 22, 2016 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on July 27, 2016)

10.4
Fifth Amended and Restated Advisory Management Agreement between Behringer Harvard Opportunity REIT II, Inc. and Behringer Harvard Opportunity Advisors II, LLC dated July 25, 2016 (incorporated by reference to Exhibit 10.4 to Form 8-K filed on July 27, 2016)

10.5
Second Amendment to Amended and Restated Property Management and Leasing Agreement by and among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP, and several affiliated special purpose entities and Behringer Harvard Opportunity Management Services, LLC and Behringer Harvard Real Estate Services, LLC dated July 25, 2016 (incorporated by reference to Exhibit 10.5 to Form 8-K filed on July 27, 2016)

10.6*
Termination of Advisory Management Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity Advisors II, LLC, and Stratera Services, LLC effective as of February 10, 2017.

10.7*
Termination of Property Management and Leasing Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP and several affiliated special purpose entities, Behringer Harvard Opportunity Management Services, LLC, and Behringer Harvard Real Estate Services, LLC, and Stratera Services, LLC effective as of February 10, 2017.

10.8*
Advisory Management Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP and LSG-BH II Advisor LLC (“LSG-BH II Advisor”) effective as of February 10, 2017.

10.9*	Advisory Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP and LSG Development Advisor LLC (“LSG-BH II Advisor”) effective as of February 10, 2017.
10.10*
Property Management and Leasing Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP and several affiliated special purpose entities, and LSG-BH II Property Manager LLC effective as of February 10, 2017.

99.1
Third Amended and Restated Share Redemption Program of Behringer Harvard Opportunity REIT II, Inc. adopted as of May 15, 2014 (incorporated by reference to Exhibit 99.2 to Form 8-K filed on May 16, 2014)

21.1*	List of Subsidiaries
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
101*
The following financial statements from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 16, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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