Form 10-Q
period 2017-03-31
Behringer Harvard Opportunity REIT II, Inc.
filed 2017-05-12
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

Commission File Number: 000-53650

Behringer Harvard Opportunity REIT II, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-8198863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1985 Cedar Bridge Avenue, Suite 1, Lakewood, New Jersey 08701

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (866) 655-3650

460 Park Avenue, New York, New York 10022

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

Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of April 30, 2017, Behringer Harvard Opportunity REIT II, Inc. had 24,996,585 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

FORM 10-Q

Quarter Ended March 31, 2017

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2017 (unaudited)	December 31, 2016
Assets
Real estate
Land and improvements, net	$42,571	$42,710
Buildings and improvements, net	130,647	132,359
Total real estate	173,218	175,069
Cash and cash equivalents	67,150	67,111
Restricted cash	6,177	6,101
Accounts receivable, net	2,088	1,415
Prepaid expenses and other assets	725	1,051
Investment in unconsolidated joint venture	14,658	14,658
Furniture, fixtures and equipment, net	2,783	3,148
Lease intangibles, net	326	352
Total assets	$267,125	$268,905
Liabilities and Equity
Notes payable, net	$141,819	$142,332
Accounts payable	573	491
Payables to related parties	530	370
Acquired below-market leases, net	62	65
Distributions payable to noncontrolling interest	22	21
Income taxes payable	42	38
Deferred gain	964	1,247
Accrued and other liabilities	5,941	5,702
Total liabilities	149,953	150,266

Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none issued and outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 25,086,778 and 25,218,770 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	3	3
Additional paid-in capital	227,210	227,891
Accumulated distributions and net loss	(115,522)	(114,666)
Accumulated other comprehensive loss	(441)	(495)
Total Behringer Harvard Opportunity REIT II, Inc. equity	111,250	112,733
Noncontrolling interest	5,922	5,906
Total equity	117,172	118,639
Total liabilities and equity	$267,125	$268,905

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
Rental revenue	$6,072	$7,319
Hotel revenue	5,345	5,131
Total revenues	11,417	12,450
Expenses
Property operating expenses	2,087	2,283
Hotel operating expenses	3,570	3,448
Interest expense, net	1,469	1,524
Real estate taxes	1,107	1,465
Property management fees	395	414
Asset management fees	509	614
General and administrative	798	802
Depreciation and amortization	2,578	3,165
Total expenses	12,513	13,715
Interest income, net	62	14
Other income	1	284
Loss before gain on sale of real estate	(1,033)	(967)
Gain on sale of real estate	282	—
Net loss	(751)	(967)
Net income attributable to the noncontrolling interest	(105)	(106)
Net loss attributable to the Company	$(856)	$(1,073)
Weighted average shares outstanding:
Basic and diluted	25,172	25,553
Basic and diluted loss per share	$(0.03)	$(0.04)
Comprehensive income (loss):
Net loss	$(751)	$(967)
Other comprehensive income:
Foreign currency translation gain	54	157
Total other comprehensive income	54	157
Comprehensive loss	(697)	(810)
Comprehensive income attributable to noncontrolling interest	(105)	(106)
Comprehensive loss attributable to the Company	$(802)	$(916)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Condensed Consolidated Statements of Equity

(in thousands)

(unaudited)

	Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at January 1, 2016	1	$—	25,585	$3	$229,796	$(119,609)	$(372)	$6,761	$116,579
Net income (loss)						(1,073)		106	(967)
Redemptions of common stock			(90)		(463)				(463)
Contributions from noncontrolling interest								60	60
Distributions to noncontrolling interest								(427)	(427)
Other comprehensive income:
Foreign currency translation gain							157		157
Balance at March 31, 2016	1	$—	25,495	$3	$229,333	$(120,682)	$(215)	$6,500	$114,939

Balance at January 1, 2017	1	$—	25,219	$3	$227,891	$(114,666)	$(495)	$5,906	$118,639
Net income (loss)						(856)		105	(751)
Redemptions of common stock			(132)		(681)				(681)
Contributions from noncontrolling interest								30	30
Distributions to noncontrolling interest								(119)	(119)
Other comprehensive income:
Foreign currency translation gain							54		54
Balance at March 31, 2017	1	$—	25,087	$3	$227,210	$(115,522)	$(441)	$5,922	$117,172

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT II, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(751)	$(967)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	2,538	3,126
Amortization of deferred financing fees	110	137
Loss on derivatives	—	1
Change in operating assets and liabilities:
Accounts receivable	(672)	188
Prepaid expenses and other assets	326	125
Accounts payable	82	(110)
Income taxes payable	4	12
Accrued and other liabilities	185	(1,786)
Payables to related parties	161	(1)
Addition of lease intangibles	(1)	(27)
Deferred gain on sale	(282)	—
Cash provided by operating activities	1,700	698
Cash flows from investing activities:
Investment in unconsolidated joint venture	—	(132)
Additions of real estate and furniture, fixtures, and equipment	(299)	(668)
Cash used in investing activities	(299)	(800)
Cash flows from financing activities:
Payments on notes payable	(581)	(424)
Redemptions of common stock	(681)	(463)
Distributions paid on common stock	—	(38,378)
Contributions from noncontrolling interest holders	30	60
Distributions to noncontrolling interest holders	(119)	(459)
Cash used in financing activities	(1,351)	(39,664)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	65	197
Net change in cash, cash equivalents, and restricted cash	115	(39,569)
Cash, cash equivalents, and restricted cash at beginning of period	73,212	81,396
Cash, cash equivalents, and restricted cash at end of period	$73,327	$41,827

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

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  We have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily.  We have purchased existing, income-producing properties, and newly-constructed properties. We have also invested in a mortgage loan and a mezzanine loan. We intend to hold the various real properties in which we have invested until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. Consistent with our investment objectives, our board of directors is considering liquidity options for our stockholders. As of March 31, 2017, we had eight real estate investments, seven of which were consolidated. One of our consolidated properties is wholly owned and six properties are consolidated through investments in joint ventures.

Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware (the “Operating Partnership”).  As of March 31, 2017, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner.  As of March 31, 2017, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

Our business has been managed by an external advisor since the commencement of our initial public offering, and we have no employees. From January 4, 2008 through February 10, 2017, an affiliate of Stratera Services, LLC, formerly known as “Behringer Harvard Holdings, LLC” (“Behringer”), acted as our external advisor (the “Behringer Advisor”). On February 10, 2017, we terminated our engagement of the Behringer Advisor and engaged affiliates of the Lightstone Group (“Lightstone”), LSG-BH II Advisor LLC and LSG Development Advisor LLC (collectively, the “Advisor”), to provide advisory services to us. The external advisor is responsible for managing our day-to-day affairs and for services related to the management of our assets.

Organization

In connection with our initial capitalization, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer on January 19, 2007.  Behringer transferred its shares of convertible stock to one of its affiliates on April 2, 2010. Behringer transferred its shares of convertible stock to an affiliate of Lightstone on February 10, 2017. As of March 31, 2017, we had 25.1 million shares of common stock outstanding and 1,000 shares of convertible stock outstanding. The outstanding convertible stock is held by an affiliate of Lightstone.

Our common stock is not currently listed on a national securities exchange.  The timing of a liquidity event will depend upon then prevailing market conditions. Our board of directors is considering liquidity options for our stockholders, and we can provide no assurances as to the timing of our ultimate liquidation. We will seek stockholder approval prior to liquidating our entire portfolio.

2.	Interim Unaudited Financial Information

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 16, 2017.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheet as of March 31, 2017, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2017 and 2016 and the condensed consolidated statements of equity and cash flows for the three months ended March 31, 2017 and 2016 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our condensed consolidated financial position as of March 31, 2017 and our condensed consolidated results of operations and cash flows for the periods ended March 31, 2017 and 2016.  Such adjustments are of a normal recurring nature.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include such items as impairment of long-lived assets and depreciation and amortization.  Actual results could differ from those estimates.

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

There are judgments and estimates involved in determining if an entity in which we have made an investment is a VIE and, if so, whether we are the primary beneficiary. The entity is evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity. Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility, and using a discount rate to determine the net present value of those future losses. A change in the judgments, assumptions, and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment using the equity method that should in fact be consolidated, the effects of which could be material to our consolidated financial statements.

Real Estate

As of March 31, 2017 and December 31, 2016, accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

March 31, 2017	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost	$164,314	$45,898	$1,600	$(137)
Less: depreciation and amortization	(33,667)	(3,327)	(1,274)	75
Net	$130,647	$42,571	$326	$(62)

December 31, 2016	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost	$164,087	$45,885	$1,599	$(137)
Less: depreciation and amortization	(31,728)	(3,175)	(1,247)	72
Net	$132,359	$42,710	$352	$(65)

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

Anticipated net amortization expense (accretion) associated with the acquired lease intangibles and acquired below-market leases for each of the following five years as of March 31, 2017 is as follows:

Year	Lease / Other Intangibles / Below-Market Leases
April 1, 2017 - December 31, 2017	$11
2018	(14)
2019	(12)
2020	(10)
2021	(10)

Real Estate Held for Sale

We classify properties as held for sale when certain criteria are met in accordance with GAAP.  At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property.  Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell.  We did not have any real estate assets classified as held for sale as of March 31, 2017 or December 31, 2016.

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

We early adopted the new Financial Accounting Standards Board (“FASB”) guidance on December 31, 2016, which changed the presentation of our statements of cash flows and related disclosures for all periods presented and accordingly, the following is a summary of our cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the three months ended March 31, 2016 (in thousands):

March 31, 2016
Cash and cash equivalents	$37,990
Restricted cash	3,837
Total cash, cash equivalents, and restricted cash	$41,827

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

We believe the carrying value of our operating real estate assets and our investment in an unconsolidated joint venture is currently recoverable.  There were no impairment charges for the three months ended March 31, 2017 and 2016.  However, if market conditions worsen unexpectedly or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

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

Revenue Recognition

We recognize rental income generated from leases of our operating properties on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Straight-line rent was income of less than $0.1 million recognized in rental revenues for the three months ended March 31, 2017 and 2016. Leases associated with our multifamily, student housing, and hotel assets are generally short-term in nature, and thus have no straight-line rent. Net above-market lease amortization was a charge of less than $0.1 million recognized in rental revenues for the three months ended March, 2017 and 2016.

Hotel revenue is derived from the operations of the Courtyard Kauai Coconut Beach Hotel and consists primarily of guest room, food and beverage, and other ancillary revenues such as laundry and parking. Hotel revenue is recognized as the services are rendered.

Accounts Receivable

Accounts receivable primarily consist of receivables related to our consolidated properties of $2.1 million and $1.4 million as of March 31, 2017 and December 31, 2016, respectively, and included straight-line rental revenue receivables of $0.4 million as of March 31, 2017 and December 31, 2016.  The allowance for doubtful accounts was insignificant as of March 31, 2017 and December 31, 2016.

Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment are recorded at cost and are depreciated according to the Company’s capitalization policy, which uses the straight-line method over their estimated useful lives of five to seven years.  Furniture, fixtures, and equipment associated with properties classified as held for sale are not depreciated. Maintenance and repairs are charged to operations as incurred.  Accumulated depreciation associated with our furniture, fixtures, and equipment was $10.4 million and $9.9 million as of March 31, 2017 and December 31, 2016, respectively.

Deferred Financing Fees

Deferred financing fees are recorded at cost, accounted for as a reduction to notes payable, and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt. Deferred financing fees, net of accumulated amortization, were $0.7 million and $0.8 million as of March 31, 2017 and December 31, 2016, respectively. Accumulated amortization of deferred financing fees were $2.0 million and $1.9 million as of March 31, 2017 and December 31, 2016, respectively.

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

We did not record any income tax during the three months ended March 31, 2017 and 2016.

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

The Euro is the functional currency for the operations of Alte Jakobstraße (“AJS”) and Holstenplatz, which were both sold in 2015. We maintain a Euro-denominated bank account that is comprised primarily of the remaining proceeds from the sale of these properties and is translated into U.S. dollars at the current exchange rate at each reporting period. For the three months ended March 31, 2017 and 2016, the foreign currency translation adjustment gain was less than $0.1 million and $0.2 million, respectively.

When the Company has substantially liquidated its investment in a foreign entity, the cumulative translation adjustment (“CTA”) balance is required to be released into earnings. In accordance with Accounting Standards Update (“ASU”) 2013-05, upon disposal of the property, we would recognize the CTA as an adjustment to the gain on sale. With the sale of AJS and Holstenplatz, we no longer have foreign operations.

Concentration of Credit Risk

At March 31, 2017 and December 31, 2016, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Geographic and Asset Type Concentration

Our investments may at times be concentrated in certain asset types that are subject to higher risk of foreclosure, or secured by assets concentrated in a limited number of geographic locations. For the three months ended March 31, 2017, 47% and 15% of our total revenues were derived from our properties located in Hawaii and Florida, respectively. Additionally, 47%, 29%, and 20% of our total revenues for the three months ended March 31, 2017 were from our hotel, multifamily, and student housing investments, respectively. To the extent that our portfolio is concentrated in limited geographic regions or types of assets, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to fund our operations.

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

Earnings per Share

Net income (loss) per share is calculated based on the weighted average number of common shares outstanding during each period.  The weighted average shares outstanding used to calculate both basic and diluted income per share were the same for each of the three months ended March 31, 2017 and 2016 as there were no potentially dilutive securities outstanding.

4.	New Accounting Pronouncements

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

Recently Adopted Accounting Pronouncements

In November 2016, the FASB issued an update (“ASU 2016-18”) to ASC Topic 230, Statement of Cash Flows, Restricted Cash.  This new guidance requires amounts that are generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted and the pronouncement requires a retrospective transition method of adoption. We early adopted this guidance on December 31, 2016 and included amounts generally described as restricted cash within the beginning-of-period, change, and end-of-period total amounts on the statement of cash flows rather than within an activity on the statement of cash flows. This adoption changes our statements of cash flows and related disclosure for all periods presented.

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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2017, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

As of March 31, 2017 and 2016, Courtyard Kauai Coconut Beach Hotel was our only remaining asset with an interest rate cap and it had a nominal value.

Derivative financial instruments classified as assets are included in prepaid expenses and other assets on the accompanying condensed consolidated balance sheets.

Nonrecurring Fair Value Measurements

There were no impairment charges recorded during the three months ended March 31, 2017 and 2016.

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

As of March 31, 2017 and December 31, 2016, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued and other liabilities, payables/receivables from related parties, and distributions payable to noncontrolling interests were at amounts that reasonably approximated their fair value based on their highly-liquid nature and short-term maturities. The fair value of the notes payable is categorized as a Level 2 in the fair value hierarchy.  The fair value was estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities.  The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.  Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2017 and December 31, 2016.

Carrying amounts of our notes payable and the related estimated fair value as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$142,497	$145,638	$143,119	$146,790
Less: unamortized debt issuance costs	(678)		(787)
Notes payable, net	$141,819		$142,332

7.	Real Estate and Real Estate-Related Investments

As of March 31, 2017, we consolidated seven real estate assets in our condensed consolidated balance sheet. The following table presents certain information about our consolidated investments as of March 31, 2017:

Property Name	Description	Location	Date Acquired	Ownership Interest
Gardens Medical Pavilion	Medical office building	Palm Beach Gardens, Florida	October 20, 2010	82%
Courtyard Kauai Coconut Beach Hotel	Hotel	Kauai, Hawaii	October 20, 2010	80%
River Club and the Townhomes at River Club	Student housing	Athens, Georgia	April 25, 2011	85%
Lakes of Margate	Multifamily	Margate, Florida	October 19, 2011	92.5%
Arbors Harbor Town	Multifamily	Memphis, Tennessee	December 20, 2011	94%
22 Exchange	Student housing	Akron, Ohio	April 16, 2013	90%
Arcadian Sugar Land (“Parkside”)	Multifamily	Sugar Land, Texas	August 8, 2013	90%

8.	Investment in Unconsolidated Joint Venture

We provided mezzanine financing totaling $15.3 million to an unaffiliated third-party entity (the “Borrower”) that owns an apartment complex in Denver, Colorado (the “Huron”).  The Borrower also has a senior construction loan with a third-party construction lender (the “Senior Lender”) in an aggregate original principal amount of $40 million.  The senior construction loan is guaranteed by the owners of the developer.  We also have a personal guaranty from the owners of the developer guaranteeing completion of the project and payment of cost overruns. Our mezzanine loan is secured by all of the membership interests of the Borrower and is subordinate to the senior construction loan. Our advances of $15.3 million have annual stated interest rates ranging from 10% to 18%. We evaluated this ADC Arrangement and determined that the characteristics are similar to a jointly-owned investment or partnership. Accordingly, the investment was accounted for as an unconsolidated joint venture under the equity method of accounting instead of loan accounting since we will participate in the residual interests through the sale or refinancing of the property.

Both the senior loan and our mezzanine loan were in technical default at December 31, 2016 due to a delay in completion of the project. The project was completed in January 2017. On March 23, 2017, the Senior Lender executed a loan amendment extending the maturity date of the loan to March 24, 2018. The Senior Lender loan amendment also increased the interest rate 75 basis points to 30-day LIBOR plus 375 basis points and added provisions to maintain minimum occupancy and rental rates at future dates. On May 8, 2017, we amended the mezzanine loan agreement to mirror the maturity date of the senior loan and changed our interest rate to 11% for the entire balance of the loan. The amended mezzanine loan agreement is effective as of March 1, 2017. As of March 31, 2017, the outstanding principal balance under the mezzanine loan was $15.3 million. The Borrower has funded any cost overruns.

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

In connection with this investment, interest capitalized for the three months ended March 31, 2016 was approximately $0.1 million.  For the three months ended March 31, 2017 and 2016, we recorded no equity in earnings (losses) of unconsolidated joint venture related to our investment in the Huron. The Company’s maximum exposure to losses associated with its unconsolidated joint venture is limited to its carrying value in this investment.

The following table sets forth our ownership interest in the Huron:

	Ownership Interest		Carrying Amount
Property Name	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
The Huron	N/A	N/A	$14,658	$14,658

Summarized balance sheet information for the unconsolidated joint venture as of March 31, 2017 and December 31, 2016, shown at 100%, is as follows (in thousands):

	March 31, 2017	December 31, 2016
Total assets	$71,214	$72,272

Total debt, net	$59,829	$56,638

Total equity	$10,755	$11,957

Summarized statement of operations information for the unconsolidated joint venture for the three months ended March 31, 2017 and 2016, shown at 100%, is as follows (in thousands):

	March 31, 2017	March 31, 2016
Total revenues	$438	$—

Net loss	$(2,085)	$(74)

9.	Variable Interest Entities

Effective January 1, 2016, we adopted the guidance in ASU 2015-02. As a result, the Operating Partnership (see Note 1) and each of our less than wholly-owned real estate partnerships (22 Exchange, LLC, Gardens Medical Pavilion, LLC, SL Parkside Apartments, LLC, and the ADC Arrangement associated with the Huron) have been deemed to have the characteristics of a VIE. However, we were not required to consolidate any previously unconsolidated entities or deconsolidate any previously consolidated entities as a result of the change in classification. Accordingly, there has been no change to the amounts reported in our condensed consolidated balance sheets and statements of cash flows or amounts recognized in our condensed consolidated statements of operations.

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

Unconsolidated VIEs

Included in the Company’s joint venture investments at March 31, 2017 is the ADC Arrangement associated with the Huron, which is accounted for as an unconsolidated joint venture and is a VIE. Refer to Note 8 for further details on the ADC Arrangement. This arrangement was established to provide mezzanine financing to an unaffiliated third party that owns the Huron, an apartment complex in Denver, Colorado. Based on our reevaluation under ASU 2015-02, we determined that we are not the primary beneficiary of this VIE based on the rights of the general partner. The arrangement does not allow for substantive kick-out rights over the general partner and we do not have the power to direct the activities of the Huron that most significantly affect the entity’s economic performance. Accordingly, we have determined it is appropriate, consistent with past accounting, that the Huron ADC Arrangement will continue to be accounted for under the equity method.

10.	Notes Payable

The following table sets forth information on our notes payable as of March 31, 2017 and December 31, 2016:

	Notes Payable as of
Description	March 31, 2017	December 31, 2016	Interest Rate		Maturity Date
Courtyard Kauai Coconut Beach Hotel	$38,000	$38,000	30-day LIBOR + .95%	(1)	5/9/2017	(2)
Gardens Medical Pavilion	12,796	12,899	4.9%		1/1/2018
River Club and the Townhomes at River Club	23,813	23,917	5.26%		5/1/2018
Lakes of Margate	14,174	14,243	5.49% and 5.92%		1/1/2020
Arbors Harbor Town	24,487	24,653	3.985%		1/1/2019
22 Exchange	19,220	19,307	3.93%		5/5/2023
Parkside(3)	10,007	10,100	5%		6/1/2018
Total debt	142,497	143,119
Deferred financing fees	(678)	(787)
Total notes payable, net	$141,819	$142,332

_________________________________

(1)	30-day London Interbank Offered Rate (“LIBOR”) was 0.98% at March 31, 2017.
(2)	The debt secured by Courtyard Kauai Coconut Beach Hotel, with a balance of $38 million at March 31, 2017, matured on May 9, 2017. We, through our 80% ownership interest in a joint venture, refinanced the debt on May 8, 2017 with a new lender for up to $44 million in proceeds. The interest rate went from a 30-day LIBOR + .95%, to 30-day LIBOR + 4.7% on the new debt. The new loan matures in three years with two one-year extensions available. See Note 16, Subsequent Events for additional information.
(3)	Includes approximately $0.2 million of unamortized premium related to debt we assumed at acquisition.

At March 31, 2017, our notes payable balance was $141.8 million, net of deferred financing fees of $0.7 million. For loans in place as of March 31, 2017, we have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the Courtyard Kauai Coconut Beach Hotel, 22 Exchange, and Parkside notes payable. Interest capitalized in connection with our equity method investment in the Huron for the three months ended March 31, 2016 was approximately $0.1 million. There was no interest capitalized in connection with our equity method investment in the Huron for the three months ended March 31, 2017 as the project was completed in January 2017.

We are subject to customary affirmative, negative, and financial covenants and representations, warranties, and borrowing conditions, all as set forth in our loan agreements, including, among other things, maintaining minimum debt service coverage ratios, loan to value ratios and liquidity. As of March 31, 2017, we did not meet the debt service coverage requirements for our 22 Exchange loan. We expect the lender to begin sweeping the cash from operations; however, the loan is not in default. We believe we were in compliance with the covenants under our remaining loan agreements.

The following table summarizes our contractual obligations for principal payments as of March 31, 2017:

Year	Amount Due
April 1, 2017 - December 31, 2017	$39,570
2018	46,808
2019	24,307
2020	13,771
2021	404
Thereafter	17,441
Total contractual obligations for principal payments	142,301
Unamortized premium	196
Total notes payable	142,497
Less: Deferred financing fees, net	(678)
Notes payable, net	$141,819

11.	Leasing Activity

Future minimum base rental payments of our office property, Gardens Medical Pavilion, and the retail space at 22 Exchange due to us under non-cancelable leases in effect as of March 31, 2017 are as follows:

Year	Amount Due
April 1, 2017 - December 31, 2017	$1,209
2018	1,399
2019	1,098
2020	993
2021	872
Thereafter	2,412
Total	$7,983

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

As of March 31, 2017, we had one remaining interest rate cap, which was not designated as a hedging instrument. Our remaining interest rate cap matures on May 15, 2017 and has a notional value of $38 million at a rate of 30-day LIBOR plus 3%. The notional value provides an indication of the extent of our involvement in this instrument, but does not represent exposure to credit, interest rate, or market risks.

Our derivative financial instrument had a nominal effect on the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016.

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

From January 4, 2008 through February 10, 2017, we were party to successive advisory management agreements, each with a term of one year or less, with the Behringer Advisor. The most recently executed advisory management agreement was the Fifth Amended and Restated Advisory Management Agreement (the “Fifth Advisory Agreement”) entered into on July 25, 2016 and effective as of June 6, 2016. On February 10, 2017, we entered into a Termination of Advisory Management Agreement with the Behringer Advisor and (solely with respect to certain sections) Behringer (the “Advisory Termination Agreement”) pursuant to which the Fifth Advisory Agreement was terminated as of the close of business on February 10, 2017.

Concurrently with our entry into the Advisory Termination Agreement, we engaged the Advisor to provide us with advisory services pursuant to two separate advisory management agreements (collectively, the “Lightstone Advisory Agreement”). With the exception of the Administrative Services Fee, the fees earned by and expenses reimbursed to the Advisor pursuant to the Lightstone Advisory Agreement are identical to the fees earned by and expenses reimbursed to the Behringer Advisor pursuant to the Fifth Advisory Agreement. The following discussion describes the fees and expenses payable to our external advisor and its respective affiliates under both the Fifth Advisory Agreement and the Lightstone Advisory Agreement.

We pay acquisition and advisory fees of 1.5% of the amount paid in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets. In addition, we pay acquisition and advisory fees of 1.5% of the funds advanced in respect of a loan investment. We incurred no acquisition and advisory fees payable to our external advisor for the three months ended March 31, 2017 and 2016. During the three months ended March 31, 2017 and 2016, we had no acquisitions.

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

Our external advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the external advisor or its affiliates incur that are due to third parties or related to the additional services provided by our external advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. For the three months ended March 31, 2017 and 2016, we incurred no acquisition expense reimbursements.

We pay a debt financing fee of 0.5% of the amount available under any loan or line of credit made available to us and pay directly all third-party costs associated with obtaining the debt financing. We incurred no debt financing fees for the three months ended March 31, 2017 and 2016.

We pay a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable to us.  We incurred no such fees for the three months ended March 31, 2017 and 2016.

We pay a monthly asset management fee of one-twelfth of 0.7% of the value of each asset. The value of our assets will be the value as determined in connection with the establishment and publication of an estimated value per share unless the asset was acquired after our publication of an estimated value per share (in which case the value of the asset will be the contract purchase price of the asset). For the three months ended March 31, 2017 and 2016, we expensed $0.4 million and $0.6 million, respectively, of asset management fees payable to our external advisor.

Our external advisor is responsible for paying all of the expenses it incurs associated with persons employed by the external advisor to the extent that they provide services related to us for which our external advisor receives an acquisition, asset management, or debt financing fee, including wages and benefits of the personnel. Instead of reimbursing our external advisor for specific expenses paid or incurred in connection with providing services to us, we pay our external advisor an administrative services fee (renamed an administrative services reimbursement under the Lightstone Advisory Agreement) based on a budget of expenses prepared by the Behringer Advisor. The administrative services fee is intended to reimburse for all costs associated with providing services to us. For the calendar year ending December 31, 2017, the administrative services fee is $1.325 million annually, pro-rated for the first six months of the year and $1.30 million annually, pro-rated for the second six months of the year. Under the Fifth Advisory Agreement, for the calendar year ended December 31, 2016, the administrative services fee was the lesser of (i) $1.325 million per calendar year, and (ii) the actual costs of providing administrative services to us under the Fifth Advisory Agreement, payable in four equal quarterly installments within 45 days of the end of each calendar quarter. In addition, under the advisory management agreement, we are to reimburse the Advisor for certain due diligence services provided in connection with asset dispositions or debt financings separately from the administrative services fee. For the three months ended March 31, 2017 and 2016, we incurred and expensed such costs for administrative services and due diligence services of approximately $0.3 million. Included in that amount is less than $0.1 million related to certain due diligence services provided during the three months ended March 31, 2017 and 2016.

Notwithstanding the fees and cost reimbursements payable to our external advisor pursuant to our advisory management agreement, under our charter we may not reimburse the external advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts, or other similar non-cash reserves and excluding any gain from the sale of our assets for that period unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2017, our total operating expenses (including the asset management fee) exceeded the limit on total operating expenses; however our independent directors approved the excess amount due to the transition to a new advisor.

Property Manager

From January 4, 2008 through February 10, 2017, we were party to a property management and leasing agreement (as amended and restated, the “Behringer Property Management Agreement”) between us, our operating partnership, Behringer Harvard Opportunity Management Services, LLC, and Behringer Harvard Real Estate Services, LLC (collectively, the “Behringer Manager”). On February 10, 2017, we entered into a Termination of Property Management and Leasing Agreement with the Behringer Manager and (solely with respect to certain sections) Behringer (the “Property Management Termination Agreement”) pursuant to which the Behringer Property Management Agreement was terminated as of the close of business on February 10, 2017.

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

We pay our property manager and affiliate of our external advisor, fees for the management, leasing, and construction supervision of our properties which is 4.0% of gross revenues of the properties managed by our property manager. We pay our property manager an oversight fee equal to 0.5% of the gross revenues of the property managed for any property for which we contract directly with a third-party property manager.  In no event will our property manager or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay our property manager directly for its services, we will pay our property manager a management fee or oversight fee, as applicable, based only on our economic interest in the property.  We incurred and expensed property management fees or oversight fees to the related-party property manager of approximately $0.1 million for the three months ended March 31, 2017 and 2016.

We pay our property manager a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We incurred no construction management fees for the three months ended March 31, 2017 and 2016.

At March 31, 2017 and December 31, 2016, we had a payable to our external advisor and its affiliates of $0.5 million and $0.4 million, respectively. These balances consist of accrued fees, including asset management fees, administrative service expenses, property management fees, and other miscellaneous costs payable to our external advisor and property manager.

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

15.	Supplemental Cash Flow Information

Supplemental cash flow information is summarized below:

	Three months ended March 31,
Description	2017	2016
Interest paid, net of amounts capitalized	1,484	$1,422
Non-cash investing activities and financing activities:
Capital expenditures for real estate in accounts payable	—	5
Capital expenditures for real estate in accrued liabilities	45	130
Accrued distributions to noncontrolling interest	22	19

16.	Subsequent Events

Share Redemption Program

On May 10, 2017, our board of directors approved redemptions for the second quarter of 2017 totaling 90,193 shares with an aggregate redemption payment of approximately $0.5 million. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for a full description of the price at which we redeem shares under our share redemption program.

Courtyard Kauai Coconut Beach Hotel Debt

The debt secured by Courtyard Kauai Coconut Beach Hotel, with a balance of $38 million at March 31, 2017, matured on May 9, 2017. We, through a joint venture between an indirect wholly owned subsidiary and JMI Realty, LLC, an unaffiliated third party (the “Kauai Joint Venture”), entered into a new loan agreement (the “Loan”) with TH Commercial Investment Corp. on May 8, 2017. We own an 80% interest in the Kauai Joint Venture. Maximum borrowings under the Loan are $44 million. Initial borrowings of $36 million from the Loan and additional equity were used to repay the outstanding balance of $38 million under the previous loan with Wells Fargo Bank. The interest rate under the new loan is 30-day LIBOR plus 4.7% and the loan matures in three years with two one-year extensions available. We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the lender.

The Huron Mezzanine Loan

Both the senior loan and our mezzanine loan were in technical default at December 31, 2016 due to a delay in completion of the project. The project was completed in January 2017. On March 23, 2017, the Senior Lender executed a loan amendment extending the maturity date of the loan to March 24, 2018. The Senior Lender loan amendment also increased the interest rate 75 basis points to 30-day LIBOR plus 375 basis points and added provisions to maintain minimum occupancy and rental rates at future dates. On May 8, 2017, we amended the mezzanine loan agreement to mirror the maturity date of the senior loan and changed our interest rate to 11% for the entire balance of the loan. The amended mezzanine loan agreement is effective as of March 1, 2017. As of March 31, 2017, the outstanding principal balance under the mezzanine loan was $15.3 million. The Borrower has funded any cost overruns. See Note 8, Investment in Unconsolidated Joint Venture, for additional information.

******

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of the Company and our subsidiaries, including our ability to rent space on favorable terms, to address our debt maturities and to fund our liquidity requirements, to sell our assets when we believe advantageous to achieve our investment objectives, our anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our stockholders, the estimated per share value of our common stock, and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy, and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described herein and under “Item 1A, Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2017 and the factors described below:

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

Forward-looking statements in this Quarterly Report on Form 10-Q reflect our management’s view only as of the date of this Report, and may ultimately prove to be incorrect.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results, except as required by applicable law.  We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 21E of the Exchange Act.

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

Liquidity and Capital Resources

We had unrestricted cash and cash equivalents of $67.2 million at March 31, 2017. Our principal demands for funds going forward will be for the payment of (a) operating expenses, (b) interest and principal on our outstanding indebtedness, and (c) distributions. Generally, we expect to meet cash needs for the payment of operating expenses and interest on our outstanding indebtedness from our cash flow from operations and to fund distributions (if any) from our proceeds from asset sales. To the extent that our cash flow from operations is not sufficient to cover our operating expenses, interest on our outstanding indebtedness, or redemptions, we expect to use borrowings and asset sales to fund such needs.

We intend to hold our various real properties until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

On January 5, 2016, we paid a special cash distribution of $38.4 million, or $1.50 per share of common stock, which was funded from proceeds of asset sales.

As of March 31, 2017, the Company had debt of $38 million associated with Courtyard Kauai Coconut Beach Hotel, approximately $13 million associated with Gardens Medical Pavilion, and approximately $24 million associated with River Club and Townhomes at River Club maturing in the next twelve months. On May 8, 2017, we, through our 80% ownership interest in a joint venture, entered into a new loan agreement with TH Commercial Investment Corp. for the debt secured by Courtyard Kauai Coconut Beach Hotel. Maximum borrowings under the new loan are $44 million. Initial borrowings of $36 million from the new loan and additional equity were used to repay the outstanding balance of $38 million under the previous loan. If we have not disposed of Gardens Medical Pavilion or River Club and Townhomes at River Club by their maturity dates, we expect to repay the outstanding balances with available cash or refinance all or a portion of the balances outstanding. In addition to our debt obligations, we consider other factors in evaluating our liquidity. For example, to the extent our portfolio is concentrated in certain geographic regions and types of assets, downturns relating generally to such regions and assets may result in tenants defaulting on their lease obligations at a number of our properties within a short time period.  Such defaults could negatively affect our liquidity and adversely affect our ability to fund our ongoing operations. For the three months ended March 31, 2017, 47% and 15% of our total revenues were derived from our properties located in Hawaii and Florida, respectively. Additionally, 47% of our total revenues were from our hotel property and 29% were from our multifamily properties.

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

At March 31, 2017, our notes payable balance was $141.8 million, net of deferred financing fees of $0.7 million, and had a weighted average interest rate of 3.9%. As of December 31, 2016, the Company had notes payable of $142.3 million, net of deferred financing fees of $0.8 million, with a weighted average interest rate of 3.9%. For loans in place as of March 31, 2017, we have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the Courtyard Kauai Coconut Beach Hotel, 22 Exchange, and Parkside notes payable.

Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios, loan to value ratios, and liquidity.  As of March 31, 2017, we did not meet the debt service coverage requirements for our 22 Exchange loan. We expect the lender to begin sweeping the cash from operations; however, the loan is not in default. We believe we were in compliance with the covenants under our remaining loan agreements.

One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of March 31, 2017. Interest payments on variable rate debt are based on rates in effect as of March 31, 2017. The table does not represent any extension options (in thousands):

	Payments Due by Period(1)
	April 1, 2017 - December 31, 2017	2018	2019	2020	2021	Thereafter	Total
Principal payments - fixed rate debt	$38,000	$—	$—	$—	$—	$—	$38,000
Principal payments - variable rate debt	1,570	46,808	24,307	13,771	404	17,441	104,301
Interest payments - fixed rate debt	80	—	—	—	—	—	80
Interest payments - variable rate debt	3,613	3,306	1,581	786	704	967	10,957
Total(2)	$43,263	$50,114	$25,888	$14,557	$1,108	$18,408	$153,338

________________________________

(1)	Does not include approximately $0.2 million of unamortized premium related to debt we assumed on our acquisition of Parkside.
(2)	Does not include assumptions for any available extension options.

Results of Operations

As of March 31, 2017, we had eight real estate investments, seven of which were consolidated (one wholly owned and six properties consolidated through investments in joint ventures).

As of March 31, 2016, we had nine real estate investments, eight of which were consolidated, (one wholly owned and seven properties consolidated through investments in joint ventures). We sold Lakewood Flats on August 16, 2016.

Three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

The following table provides summary information about our results of operations for the three months ended March 31, 2017 and 2016 ($ in thousands):

	Three Months Ended March 31,		Increase	Percentage	$ Change due to	$ Change due to
	2017	2016	(Decrease)	Change	Disposition(1)	Same Store(2)
Rental revenue	$6,072	$7,319	$(1,247)	(17.0)%	$(1,648)	$401
Hotel revenue	5,345	5,131	214	4.2%	—	214
Property operating expenses	2,087	2,283	(196)	(8.6)%	(304)	108
Hotel operating expenses	3,570	3,448	122	3.5%	—	122
Interest expense, net	1,469	1,524	(55)	(3.6)%	(186)	131
Real estate taxes	1,107	1,465	(358)	(24.4)%	(397)	39
Property management fees	395	414	(19)	(4.6)%	(49)	30
Asset management fees(3)	509	614	(105)	(17.1)%	(111)	6
General and Administrative	798	802	(4)	(0.5)%	n/a	n/a
Depreciation and amortization	2,578	3,165	(587)	(18.5)%	(577)	(10)
Gain on sale of real estate	282	—	282	100.0%	282	—

______________________

(1)	Represents the dollar amount decrease for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 related to the 2016 disposition of Lakewood Flats.
(2)	Represents the dollar amount increase (decrease) for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 with respect to real estate and real estate-related investments owned by us during the entire periods presented, excluding any we have classified as held for sale (“Same Store”). Same Store for the periods ended March 31, 2017 and 2016 include Gardens Medical Pavilion, River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town, Courtyard Kauai Coconut Beach Hotel, 22 Exchange, and Parkside.
(3)	Asset management fees payable to the advisor are an obligation of the Company, and as such, asset management fees associated with all investments owned during the period are classified in continuing operations. Therefore, the amounts above include asset management fees associated with any property owned during a particular period, including those related to our disposed properties.

The following table reflects rental revenue and property operating expenses for the three months ended March 31, 2017 and 2016 for: (i) our Same Store operating portfolio; and (ii) our disposition of Lakewood Flats on August 16, 2016 (in thousands):

	Three Months Ended March 31,
Description	2017	2016	Change
Rental revenue
Same Store	$6,072	$5,671	$401
Disposition	—	1,648	(1,648)
Total rental revenue	$6,072	$7,319	$(1,247)

Property operating expenses
Same Store	$2,006	$1,898	$108
Disposition	81	385	(304)
Total property operating expenses	$2,087	$2,283	$(196)

The tables below reflect occupancy and effective monthly rental rates for our Same Store operating properties and occupancy and average daily rate (“ADR”) for Courtyard Kauai Coconut Beach Hotel:

	Occupancy (%)		Effective Monthly Rent per Square Foot/Unit/Bed ($)(1)
	As of March 31,		As of March 31,
Property	2017	2016	2017	2016
Gardens Medical Pavilion	72%	62%	$2.00	$2.14	per sq ft
River Club and the Townhomes at River Club	98%	98%	401.36	380.96	per bed
Lakes of Margate	95%	94%	1,285.02	1,227.37	per unit
Arbors Harbor Town	94%	93%	1,212.29	1,139.11	per unit
22 Exchange	92%	94%	554.47	586.38	per bed
Parkside	90%	80%	1,164.99	1,149.31	per unit

______________________________

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

	Occupancy (%)(1)		ADR ($)
	Three Months Ended March 31,		Three Months Ended March 31,
Property	2017	2016	2017	2016
Courtyard Kauai Coconut Beach Hotel	90%	90%	$162.06	$150.34

______________________________

(1)	Represents average occupancy for the three months ended March 31. The Courtyard Kauai Coconut Beach Hotel has 311 rooms and approximately 6,200 square feet of meeting space. Occupancy is for the entire three-month period and is based on standard industry metrics, including rooms available for rent.

Continuing Operations

Our results of operations for the respective periods presented reflect decreases in most categories. During the three months ended March 31, 2017, we had decreases in rental revenue and property operating expenses of $1.6 million and $0.3 million, respectively, from the impact of our disposition in 2016. Management expects decreases in most categories in the future as we dispose of additional real estate and real estate-related assets.

Revenues.  Revenues for the three months ended March 31, 2017, including Courtyard Kauai Coconut Beach Hotel, were $11.4 million, a decrease of approximately $1 million from the three months ended March 31, 2016.  Same Store revenue (including our hotel revenue) for the three months ended March 31, 2017 and 2016 was $11.4 million and $10.8 million, respectively. Revenue from Lakewood Flats, which was sold in the third quarter of 2016, was $1.6 million for the three months ended March 31, 2016.

The change in revenue is primarily due to:

•	a decrease in rental revenue of $1.6 million during the first quarter of 2017 as a result of our 2016 disposition. This decrease was partially offset by an increase of approximately $0.4 million related to our Same Store operations; and

•	an increase in hotel revenue of $0.2 million, or 4%, at the Courtyard Kauai Coconut Beach Hotel due to an almost 8% increase in ADR, partially offset by a reduction in ancillary revenue.

Property Operating Expenses.    Property operating expenses for the three months ended March 31, 2017 and 2016 were approximately $2.1 million and $2.3 million, respectively. Our disposition in 2016 accounted for a decrease of approximately $0.3 million and was partially offset by increases of approximately $0.1 million in our Same Store operations.

Hotel Operating Expenses.  Hotel operating expenses for the three months ended March 31, 2017 and 2016 were $3.6 million and $3.4 million, respectively. The increase in hotel operating expenses was primarily due to an increase of $0.1 million in sales and marketing expenses incurred during the three months ended March 31, 2017 at the Courtyard Kauai Coconut Beach Hotel.

Interest Expense, net.   Interest expense remained constant at $1.5 million for the three months ended March 31, 2017 and 2016. Our disposition in 2016 accounted for a decrease of approximately $0.2 million and was offset by increases of approximately $0.1 million in our Same Store operations.

Real Estate Taxes.  Real estate taxes were $1.1 million and $1.5 million for the three months ended March 31, 2017 and 2016, respectively. Our disposition in 2016 accounted for a decrease of approximately $0.4 million.

Property Management Fees.   Property management fees, which are based on revenues, were $0.4 million for the three months ended March 31, 2017 and 2016, and were composed of property management fees paid to unaffiliated third parties and our property manager.

Asset Management Fees.   Asset management fees for the three months ended March 31, 2017 and 2016 were $0.5 million and $0.6 million, respectively, and were composed of asset management fees paid to our external advisor and third parties with respect to our investments. Asset management fees for the three months ended March 31, 2016 include fees related to our disposed property of less than $0.1 million.

General and Administrative Expenses.   General and administrative expenses remained constant at $0.8 million for the three months ended March 31, 2017 and 2016, and were composed of audit fees, legal fees, board of directors’ fees, and other administrative expenses.

Depreciation and Amortization.   Depreciation and amortization for the three months ended March 31, 2017 and 2016 was approximately $2.6 million and $3.2 million, respectively.  The decrease of $0.6 million during the first quarter of 2017 was primarily due to our 2016 disposition.

Gain on Sale of Real Estate.   The $0.3 million gain on sale of real estate for the three months ended March 31, 2017 is related to escrow reimbursements received from the Lakewood Flats outstanding insurance claim. On August 16, 2016, we sold Lakewood Flats for a contract sales price of approximately $68.8 million, resulting in a gain on sale of real estate of $11.5 million and a deferred gain of approximately $1.2 million. The deferred gain represented the amount of monies held in escrow to be reimbursed upon completion of the property’s outstanding insurance claim. The deferred gain escrow balance at March 31, 2017 was $0.9 million.

Cash Flow Analysis

Three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

During the three months ended March 31, 2017, net cash provided by operating activities was $1.7 million compared to $0.7 million for the three months ended March 31, 2016. The primary reason for the increase in cash flow from operating activities was the changes in working capital.

During the three months ended March 31, 2017, net cash used in investing activities was $0.3 million compared to $0.8 million for the three months ended March 31, 2016. The difference is primarily a result of a decrease in capital expenditures.

During the three months ended March 31, 2017, net cash used in financing activities was $1.4 million compared to $39.7 million for the same period of 2016. We did not pay any special cash distributions to our stockholders in 2017. We paid special cash distributions to our stockholders totaling $38.4 million during the three months ended March 31, 2016.

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

Our calculation of FFO for the three months ended March 31, 2017 and 2016 is presented below (in thousands except per share amounts):

	Three Months Ended March 31,
	2017		2016
	Amount	Per Share	Amount	Per Share
Net loss attributable to the Company	$(856)	$(0.03)	$(1,073)	$(0.04)
Adjustments for:
Real estate depreciation and amortization(1)	2,267	0.09	2,854	0.11
Gain on sale of real estate(2)	(282)	(0.01)	—	—
NAREIT Defined Funds from Operations (FFO) attributable to common stockholders	$1,129	$0.05	1,781	$0.07

GAAP weighted average shares:
Basic and diluted		25,172		25,553

______________________________

(1)	Includes our consolidated amount, as well as our pro rata share of those unconsolidated investments which we account for under the equity method of accounting, and the noncontrolling interest adjustment for the third-party partners’ share.

(2)	The gain on sale of real estate for the three months ended March 31, 2017 is related to escrow reimbursements received from the Lakewood Flats outstanding insurance claim. On August 16, 2016, we sold Lakewood Flats for a contract sales price of approximately $68.8 million, resulting in a gain on sale of real estate of $11.5 million and a deferred gain of approximately $1.2 million. The deferred gain represented the amount of monies held in escrow to be reimbursed upon completion of the property’s outstanding insurance claim.

Provided below is additional information related to selected items included in net income above, which may be helpful in assessing our operating results.

•	Straight-line rental revenue was income of less than $0.1 million for the three months ended March 31, 2017 and 2016. The noncontrolling interest portion of straight-line rental revenue for the three months ended March 31, 2017 and 2016 was income of less than $0.1 million.

•	Net above-market lease amortization of less than $0.1 million was recognized as a charge to rental revenue for the three months ended March 31, 2017 and 2016. The noncontrolling interest portion of the net above-market lease amortization for the three months ended March 31, 2017 and 2016 was less than $0.1 million.

•	Amortization of deferred financing costs of $0.1 million was recognized as interest expense for our notes payable for the three months ended March 31, 2017 and 2016.

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

On November 20, 2015, our board of directors authorized a special cash distribution of $1.50 per share of common stock, payable to stockholders of record as of December 31, 2015. The Company paid this special cash distribution of $38.4 million on January 5, 2016. This special cash distribution represented a portion of proceeds from asset sales.

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

Our critical accounting policies and estimates have not changed significantly from the discussion found in the Management Discussion and Analysis and Results of Operations in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

As of March 31, 2017, we maintained approximately $4.3 million in Euro-denominated accounts, which are composed primarily of the remaining proceeds from the 2015 sales of Alte Jakobstraße and Holstenplatz.

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $142.5 million in notes payable, excluding deferred financing fees, at March 31, 2017, $38 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.4 million.

Our interest rate cap, which is classified as an asset, had a nominal fair value within prepaid expenses and other assets at March 31, 2017.  A 100 basis point decrease or increase in interest rates would not result in a change in the fair value of our remaining interest rate cap.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of March 31, 2017, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control-New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of March 31, 2017, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Effective November 18, 2016, our estimated value per share was $7.80. For a full description of the methodologies used to estimate the value of our common stock as of October 31, 2016, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Market Information” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Any redemption requests are honored pro rata among all requests received based on funds available and are not honored on a first come, first served basis. During the three months ended March 31, 2017, our board of directors redeemed all 71 Ordinary Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 131,991 shares redeemed for $0.7 million (approximately $5.16 per share).  All redemptions were funded with cash on hand.

During the three months ended March 31, 2017, there were no Exceptional Redemption requests received.

During the first quarter ended March 31, 2017, we redeemed shares as follows (including both Ordinary Redemptions and Exceptional Redemptions):

2017	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
January	—	$—	—
February	131,991	5.16	131,991	(1)
March	—	—	—
	131,991	$5.16	131,991

  _______________________________

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

Courtyard Kauai Coconut Beach Hotel Debt

On May 8, 2017, the Kauai Joint Venture, the special purpose entity owner of Courtyard Kauai Coconut Beach Hotel, entered into a loan agreement to borrow up to $44 million from TH Commercial Investment Corp., as lender. We own an 80% interest in the Kauai Joint Venture.

The Loan is secured by the Courtyard Kauai Coconut Beach Hotel, which is located in Kauai, Hawaii. Initial borrowings of $36 million from the Loan and additional equity were used to repay amounts owed by Kauai Coconut Beach LLC under the previous loan with Wells Fargo Bank. As of March 31, 2017, approximately $38 million was outstanding under the previous loan.

The Loan matures on May 9, 2020, with two one-year extensions available. The extensions are subject to a payment of 0.25% of the outstanding loan balance for each extension. Borrowings under the Loan bear interest at a rate of 30-day LIBOR plus 4.7%. Payments of interest-only are due for the first three years. Thereafter, monthly payments of principal and interest are due based upon a 30-year amortization schedule. Prepayment in whole or in part on or before the 18th month includes an exit fee as defined under the terms of the Loan.

Item 6.	Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEHRINGER HARVARD OPPORTUNITY REIT II, INC.

Dated: May 12, 2017	By:	/s/ S. Jason Hall
S. Jason Hall
Chief Financial Officer
Principal Financial Officer

Index to Exhibits

Exhibit Number	Description
3.1	Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on November 14, 2012)
3.2	Second Amended and Restated Bylaws, as amended by Amendment No. 1. (incorporated by reference to Exhibit 3.2 to Form 10-Q filed on November 13, 2013)
4.1	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 28, 2013)
10.1	Reinstatement and Second Amendment to Contract of Sale between 7425 La Vista LLC and DFW Lakewood Flats Apartments LLC dated July 22, 2016 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on July 27, 2016)
10.2	Fifth Amended and Restated Advisory Management Agreement between Behringer Harvard Opportunity REIT II, Inc. and Behringer Harvard Opportunity Advisors II, LLC dated July 25, 2016 (incorporated by reference to Exhibit 10.4 to Form 8-K filed on July 27, 2016)
10.3	Second Amendment to Amended and Restated Property Management and Leasing Agreement by and among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP, and several affiliated special purpose entities and Behringer Harvard Opportunity Management Services, LLC and Behringer Harvard Real Estate Services, LLC dated July 25, 2016 (incorporated by reference to Exhibit 10.5 to Form 8-K filed on July 27, 2016)
10.4	Termination of Advisory Management Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity Advisors II, LLC, and Stratera Services, LLC effective as of February 10, 2017 (incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 16, 2017)
10.5	Termination of Property Management and Leasing Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP and several affiliated special purpose entities, Behringer Harvard Opportunity Management Services, LLC, and Behringer Harvard Real Estate Services, LLC, and Stratera Services, LLC effective as of February 10, 2017 (incorporated by reference to Exhibit 10.7 to Form 10-K filed on March 16, 2017)
10.6	Advisory Management Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP and LSG-BH II Advisor LLC (“LSG-BH II Advisor”) effective as of February 10, 2017 (incorporated by reference to Exhibit 10.8 to Form 10-K filed on March 16, 2017)
10.7	Advisory Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP and LSG Development Advisor LLC (“LSG-BH II Advisor”) effective as of February 10, 2017 (incorporated by reference to Exhibit 10.9 to Form 10-K filed on March 16, 2017)
10.8	Property Management and Leasing Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP and several affiliated special purpose entities, and LSG-BH II Property Manager LLC effective as of February 10, 2017 (incorporated by reference to Exhibit 10.10 to Form 10-K filed on March 16, 2017)
99.1	Third Amended and Restated Share Redemption Program of Behringer Harvard Opportunity REIT II, Inc. adopted as of May 15, 2014 (incorporated by reference to Exhibit 99.2 to Form 8-K filed on May 16, 2014)
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 12, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed or furnished herewith

**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

