Form 10-Q
period 2017-06-30
Lightstone Value Plus Real Estate Investment Trust V, Inc.
filed 2017-08-14
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

Commission File Number: 000-53650

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-8198863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1985 Cedar Bridge Avenue, Suite 1, Lakewood, New Jersey 08701

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (888) 808-7348

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

Yes ☐ No ☒

As of August 9, 2017, the Registrant had 24,996,586 shares of common stock outstanding.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST V, INC.

(FORMERLY BEHRINGER HARVARD OPPORTUNITY REIT II, INC.)

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Real estate
Land and improvements, net	$42,437	$42,710
Building and improvements, net	129,096	132,359
Total real estate	171,533	175,069

Cash and cash equivalents	64,890	67,111
Restricted cash	4,886	6,101
Accounts receivable, net	2,309	1,415
Prepaid expenses and other assets	847	1,051
Investment in unconsolidated joint venture	14,658	14,658
Furniture, fixtures and equipment, net	2,371	3,148
Lease intangibles, net	308	352
Total Assets	$261,802	$268,905

Liabilities and Stockholders' Equity
Notes payable, net	$138,004	$142,332
Accounts payable	474	491
Payables to related parties	145	370
Acquired below-market leases, net	59	65
Distributions payable to noncontrolling interest	18	21
Income taxes payable	46	38
Deferred gain	964	1,247
Accrued and other liabilities	6,790	5,702
Total liabilities	146,500	150,266

Stockholders' Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none issued and outstanding
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 issued and outstanding	-	-
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 24,996,586 and 25,218,770 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	3	3
Additional paid-in-capital	226,744	227,891
Accumulated other comprehensive loss	(208)	(495)
Accumulated deficit	(117,061)	(114,666)
Total Company stockholders' equity	109,478	112,733

Noncontrolling interest	5,824	5,906

Total Stockholder's Equity	115,302	118,639
Total Liabilities and Stockholders' Equity	$261,802	$268,905

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Revenues
Rental revenues	$6,151	$7,531	$12,223	$14,850
Hotel revenues	5,209	4,162	10,554	9,293
Total revenues	11,360	11,693	22,777	24,143
Expenses
Property operating expenses	1,974	2,210	4,061	4,493
Hotel operating expenses	3,676	3,262	7,246	6,710
Interest expense, net	1,773	1,607	3,242	3,131
Real estate taxes	1,118	1,451	2,225	2,916
Property management fees	363	376	758	790
Asset management fees	510	605	1,019	1,219
General and administrative	963	739	1,761	1,541
Depreciation and amortization	2,568	2,615	5,146	5,780
Total expenses	12,945	12,865	25,458	26,580
Interest income, net	65	19	127	33
Other income (expense)	3	(73)	4	211
Loss before gain on sale of real estate	(1,517)	(1,226)	(2,550)	(2,193)
Gain on sale of real estate	-	-	282	-
Net loss	(1,517)	(1,226)	(2,268)	(2,193)
Net (income) loss attributable to the noncontrolling interest	(22)	61	(127)	(45)
Net loss attributable to the Company's shares	$(1,539)	$(1,165)	$(2,395)	$(2,238)
Weighted average shares outstanding:
Basic and diluted	25,026	25,466	25,098	25,510
Basic and diluted loss per share	$(0.06)	$(0.05)	$(0.10)	$(0.09)
Comprehensive income (loss):
Net loss	$(1,517)	$(1,226)	$(2,268)	$(2,193)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	233	(88)	287	69
Total other comprehensive income (loss)	233	(88)	287	69
Comprehensive loss	(1,284)	(1,314)	(1,981)	(2,124)
Comprehensive (income) loss attributable to noncontrolling interest	(22)	61	(127)	(45)
Comprehensive loss attributable to the Company's shares	$(1,306)	$(1,253)	$(2,108)	$(2,169)

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Consolidated Statement of Stockholders’ Equity

(in thousands)

(Unaudited)

					Additional				Total
	Convertible Stock		Common Stock		Paid-In	Accumulated Other		Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Accumulated Deficit	Interests	Equity

BALANCE, December 31, 2016	1	$-	25,219	$3	$227,891	$(495)	$(114,666)	$5,906	$118,639

Net (loss) income	-	-	-	-	-	-	(2,395)	127	(2,268)
Contributions from noncontrolling interest holders	-	-	-	-	-	-		30	30
Distributions to noncontrolling interest holders	-	-	-	-	-	-	-	(239)	(239)
Redemption and cancellation of shares	-	-	(222)	-	(1,147)	-	-	-	(1,147)
Foreign currency translation gain	-	-	-	-	-	287	-	-	287

BALANCE, June 30, 2017	1	$-	24,997	$3	$226,744	$(208)	$(117,061)	$5,824	$115,302

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,268)	$(2,193)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,065	5,701
Amortization of deferred financing fees	289	275
Loss on derivatives		2
Gain on sale of real estate	(282)	-
Changes in operating assets and liabilities:
Accounts receivable	(762)	772
Prepaid expenses and other assets	204	503
Accounts payable	(16)	198
Income taxes payable	9	(35)
Accrued and other liabilities	1,147	(411)
Payables to related parties	(356)	(124)
Lease intangibles	(10)	(51)
Net cash provided by operating activities	3,020	4,637

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated joint venture	-	(176)
Additions of real estate and furniture, fixtures, and equipment	(851)	(1,266)
Net cash used in investing activities	(851)	(1,442)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(39,068)	(872)
Proceeds from notes payable	36,000	-
Financing costs	(1,465)	-
Redemptions of common stock	(1,147)	(680)
Distributions paid on common stock	-	(38,378)
Contributions from noncontrolling interest holders	30	60
Distributions to noncontrolling interest holders	(242)	(691)
Net cash used in financing activities	(5,892)	(40,561)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	287	96
Net change in cash, cash equivalents restricted cash	(3,436)	(37,270)
Cash, cash equivalents restricted cash, beginning of year	73,212	81,396
Cash, cash equivalents restricted cash, end of period	$69,776	$44,126

Supplemental cash flow information for the periods indicated is as follows:

Cash paid for interest, net of amounts capitalized	$1,484	$2,947
Income taxes paid, net	$-	$60
Capital expenditures for real estate in accounts payable	$-	$9
Capital expenditures for real estate in accrued liabilities	$-	$72
Accrued distributions to noncontrolling interest	$18	$18

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

1.	Business and Organization

Business

Behringer Harvard Opportunity REIT II, Inc., which changed its name to Lightstone Value Plus Real Estate Investment Trust V, Inc. effective July 20, 2017 (which may be referred to as the “Company,” “we,” “us,” or “our”), was organized as a Maryland corporation on January 9, 2007 and has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes.

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  We have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily.  We have purchased existing, income-producing properties, and newly-constructed properties. We have also invested in a mortgage loan and a mezzanine loan. We intend to hold the various real properties in which we have invested until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. As of June 30, 2017, we had eight real estate investments, seven of which were consolidated through investments in joint ventures.

Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware (the “Operating Partnership”).  As of June 30, 2017, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner.  As of June 30, 2017, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

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

Organization

In connection with our initial capitalization, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer on January 19, 2007.  Behringer transferred its shares of convertible stock to one of its affiliates on April 2, 2010. Behringer transferred its shares of convertible stock to an affiliate of Lightstone on February 10, 2017. As of June 30, 2017, we had 25.0 million shares of common stock outstanding and 1,000 shares of convertible stock outstanding. The outstanding convertible stock is held by an affiliate of Lightstone.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

Our common stock is not currently listed on a national securities exchange.  The timing of a liquidity event for our stockholders will depend upon then prevailing market conditions. We previously targeted the commencement of a liquidity event within six years after the termination of our initial public offering, which occurred on July 3, 2011. On June 29, 2017, our board of directors elected to extend the targeted timeline an additional six years until June 30, 2023 based on their assessment of our investment objectives and liquidity options for our stockholders. However, we can provide no assurances as to the actual timing of the commencement of a liquidity event for our stockholders or the ultimate liquidation of the Company. We will seek stockholder approval prior to liquidating our entire portfolio.

2.	Interim Unaudited Financial Information

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2017.  The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of Lightstone Value Plus Real Estate Investment Trust V, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The consolidated balance sheet as of December 31, 2016 included herein has been derived from the consolidated balance sheet included in the Company's Annual Report on Form 10-K.

The unaudited consolidated statements of operations for interim periods are not necessarily indicative of results for the full year or any other period.

In the Notes to Consolidated Financial Statements, all dollar and share amounts are in thousands of dollars and shares, respectively, unless otherwise noted.

3.	Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, and revenue recognition. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

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

Real Estate

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

June 30, 2017	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below- Market Leases

Cost	$164,695	$45,917	$1,610	$(137)
Less: depreciation and amortization	(35,599)	(3,480)	(1,302)	78
Net	$129,096	$42,437	$308	$(59)

December 31, 2016	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below- Market Leases

Cost	$164,087	$45,885	$1,599	$(137)
Less: depreciation and amortization	(31,728)	(3,175)	(1,247)	72
Net	$132,359	$42,710	$352	$(65)

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

Real Estate Held for Sale

We classify properties as held for sale when certain criteria are met in accordance with GAAP.  At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property.  Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell.  We did not have any real estate assets classified as held for sale as of June 30, 2017 or December 31, 2016.

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

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

We early adopted the new Financial Accounting Standards Board (“FASB”) guidance on December 31, 2016, which changed the presentation of our statements of cash flows and related disclosures for all periods presented and accordingly, the following is a summary of our cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the six months ended June 30, 2016:

June 30, 2016
Cash and cash equivalents	$38,896
Restricted cash	5,230
Total cash, cash equivalents and restricted cash	$44,126

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

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

We believe the carrying value of our operating real estate assets and our investment in an unconsolidated joint venture is currently recoverable.  There were no impairment charges for the six months ended June 30, 2017 and 2016.  However, if market conditions worsen unexpectedly or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

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

Accounts Receivable

Accounts receivable primarily consist of receivables related to our consolidated properties of $2.3 million and $1.4 million as of June 30, 2017 and December 31, 2016, respectively, and included straight-line rental revenue receivables of $0.4 million as of June 30, 2017 and December 31, 2016.  The allowance for doubtful accounts was insignificant as of both June 30, 2017 and December 31, 2016.

Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment are recorded at cost and are depreciated according to the Company’s capitalization policy, which uses the straight-line method over their estimated useful lives of five to seven years.  Furniture, fixtures, and equipment associated with properties classified as held for sale are not depreciated. Maintenance and repairs are charged to operations as incurred.  Accumulated depreciation associated with our furniture, fixtures, and equipment was $10.9 million and $9.9 million as of June 30, 2017 and December 31, 2016, respectively.

Deferred Financing Fees

Deferred financing fees are recorded at cost, accounted for as a reduction to notes payable, and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt. Deferred financing fees, net were $2.0 million and $0.8 million as of June 30, 2017 and December 31, 2016, respectively.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

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

We did not record any income tax during the three and six months ended June 30, 2017 and 2016.

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

Upon the substantial liquidation of our investment in a foreign entity, the cumulative translation adjustment (“CTA”) balance is required to be released into earnings. In accordance with Accounting Standards Update (“ASU”) 2013-05, upon disposal of the property, we recognize the CTA as an adjustment to the resulting gain or loss on sale.

The Euro was the functional currency for the operations of Alte Jakobstraße (“AJS”) and Holstenplatz, which were both sold in 2015. As a result of the sale of AJS and Holstenplatz, we no longer have foreign operations. However, we still maintain a Euro-denominated bank account that is comprised primarily of the remaining undistributed proceeds from the sale of these properties, which we translate into U.S. dollars at the current exchange rate at each reporting period. As of June 30, 2017, we maintained approximately $4.4 million in Euro-denominated accounts. For the three and six months ended June 30, 2017, the foreign currency translation adjustment was a gain of $0.2 million and $0.3 million, respectively. For the three and six months ended June 30, 2016, the foreign currency translation adjustment was a loss of $0.1 million and a gain of $0.1 million, respectively.

Concentration of Credit Risk

As of June 30, 2017 and December 31, 2016, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

Geographic and Asset Type Concentration

Our investments may at times be concentrated in certain asset types that are subject to higher risk of foreclosure, or secured by assets concentrated in a limited number of geographic locations. For the six months ended June 30, 2017, 46% and 15% of our total revenues were derived from our properties located in Hawaii and Florida, respectively. Additionally, 46%, 29%, and 20% of our total revenues for the six months ended June 30, 2017 were from our hotel, multifamily, and student housing investments, respectively. To the extent that our portfolio is concentrated in limited geographic regions or types of assets, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to fund our operations.

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

Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, earnings per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the applicable period.

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

During the quarter ended June 30, 2016, the FASB issued subsequent updates to ASU 2014-09. In April 2016, the FASB issued an update (“ASU 2016-10”) to ASC Topic 606, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing. In May 2016, the FASB issued an update (“ASU 2016-12”) to ASC Topic 606, Revenue from Contracts with Customers, Narrow-Scope Improvement and Practical Expedients.  The amendments in these updates did not change the core principle of the guidance in Topic 606; rather, they added improvements to reduce the diversity in practice at initial application and the cost and complexity of applying Topic 606 both at transition and an ongoing basis. The areas affected include: assessing the collectability criteria; presentation of sales taxes and other similar taxes collected from customers; noncash consideration; contract modification and completed contracts at transition; and technical correction as it relates to retrospective application and disclosure.  The new guidance is effective January 1, 2018 and allows full or modified retrospective application.  We do not expect the adoption of ASU 2016-10 and ASU 2016-12 to have a material effect on our consolidated financial statements; however, we will continue to evaluate this assessment until the guidance becomes effective.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

In February 2016, the FASB issued an update (“ASU 2016-02”) to ASC Topic 842, Leases. ASU 2016-02 supersedes the existing lease accounting model, and modifies both lessee and lessor accounting. The new guidance will require lessees to recognize a liability to make lease payments and a right-of-use asset, initially measured at the present value of lease payments, for both operating and financing leases, with classification affecting the pattern of expense recognition in the statement of earnings. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. Under this new pronouncement, lessor accounting will be largely unchanged from existing GAAP. The new standard will be effective January 1, 2019, with early adoption permitted. We do not expect that the adoption of this pronouncement will have a material effect on our consolidated financial statements; however, we will continue to evaluate this assessment until the guidance becomes effective.

In June 2016, the FASB issued an update (“ASU 2016-13”) to ASC Topic 326, Credit Losses. This amended guidance requires measurement and recognition of expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This is different from the current guidance as this will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. Financial assets that are measured at amortized cost will be required to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. Generally, the pronouncement requires a modified retrospective method of adoption. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements when adopted.

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

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2017, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

As of June 30, 2017, Courtyard Kauai Coconut Beach Hotel was our only remaining asset with an interest rate cap and it had a nominal value.

Derivative financial instruments classified as assets are included in prepaid expenses and other assets on the accompanying consolidated balance sheets.

Nonrecurring Fair Value Measurements

There were no impairment charges recorded during the six months ended June 30, 2017 and 2016.

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

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2017 and December 31, 2016, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued and other liabilities, payables/receivables from related parties, and distributions payable to noncontrolling interests were at amounts that reasonably approximated their fair value based on their highly-liquid nature and short-term maturities. The fair value of the notes payable is categorized as a Level 2 in the fair value hierarchy.  The fair value was estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities.  The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.  Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2017 and December 31, 2016.

Carrying amounts of our notes payable and the related estimated fair value as of June 30, 2017 and December 31, 2016 are as follows:

	As of June 30, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$139,967	$142,721	$143,119	$146,790

7.  Real Estate and Real Estate-Related Investments

As of June 30, 2017, we consolidated seven real estate assets in our consolidated balance sheet. The following table presents certain information about our consolidated investments as of June 30, 2017:

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

8.	Investment in Unconsolidated Joint Venture

We provided mezzanine financing totaling $15.3 million to an unaffiliated third-party entity (the “Borrower”) that owns an apartment complex in Denver, Colorado (the “Huron”).  The Borrower also has a senior construction loan with a third-party construction lender (the “Senior Lender”) in an aggregate original principal amount of $40 million.  The senior construction loan is guaranteed by the owners of the developer.  We also have a personal guaranty from the owners of the developer guaranteeing completion of the project and payment of cost overruns. Our mezzanine loan is secured by all of the membership interests of the Borrower and is subordinate to the senior construction loan. Our advances of $15.3 million initially had annual stated interest rates ranging from 10% to 18%. We evaluated this ADC Arrangement and determined that the characteristics are similar to a jointly-owned investment or partnership. Accordingly, the investment is accounted for as an unconsolidated joint venture under the equity method of accounting instead of loan accounting since we will participate in the residual interests through the sale or refinancing of the property.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

Both the senior loan and our mezzanine loan were in technical default at December 31, 2016 due to a delay in completion of the project. The project was subsequently completed in January 2017. On March 23, 2017, the Senior Lender executed a loan amendment extending the maturity date of the loan to March 24, 2018. The Senior Lender loan amendment also increased the interest rate 75 basis points to 30-day LIBOR plus 375 basis points and added provisions to require the maintenance of certain prescribed minimum occupancy and rental rates at future dates. On May 8, 2017, we amended the mezzanine loan agreement to mirror the maturity date of the senior loan and changed our interest rate to 11% for the entire balance of the loan. The amended mezzanine loan agreement was effective as of March 1, 2017. As of June 30, 2017, the outstanding principal balance under the mezzanine loan was $15.3 million. The Borrower funded all cost overruns.

We considered the impact of these events on our accounting treatment and determined the ADC Arrangement should still continue to be accounted for as an unconsolidated joint venture under the equity method of accounting. We will continue to monitor this situation and assess any impact these or future events might have on our ability to ultimately realize the carrying value of our investment. The ADC Arrangement is reassessed at each reporting period.

In connection with our investment in the Huron, we capitalized interest of $44 and $176 during the three and six months ended June 30, 2016, respectively.  There was no interest capitalized on our investment in the Huron during the 2017 periods because the project was completed in January 2017. For the three and six months ended June 30, 2017 and 2016, we recorded no equity in earnings (losses) of unconsolidated joint venture related to our investment in the Huron. The Company’s maximum exposure to losses associated with its unconsolidated joint venture is limited to its carrying value in this investment.

The following table sets forth our ownership interest in the Huron:

	Ownership Interest		Carrying Amount
Property Name	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
The Huron	N/A	N/A	$14,658	$14,658

Summarized balance sheet information for the unconsolidated joint venture as of June 30, 2017 and December 31, 2016, shown at 100%, is as follows:

	June 30, 2017	December 31, 2016
Total assets	$70,257	$72,272
Total debt, net	$60,325	$56,638
Total equity	$8,506	$11,957

Summarized statement of operations information for the unconsolidated joint venture for the periods indicated, shown at 100%, is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Total revenues	$579	$54	$1,017	$54
Net loss	(2,750)	(1,082)	(4,835)	(1,008)

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

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

Unconsolidated VIEs

Included in the Company’s joint venture investments as of June 30, 2017 is the ADC Arrangement associated with the Huron, which is accounted for as an unconsolidated joint venture and is a VIE. Refer to Note 8 for further details on the ADC Arrangement. This arrangement was established to provide mezzanine financing to an unaffiliated third party that owns the Huron, an apartment complex in Denver, Colorado. Based on our reevaluation under ASU 2015-02, we determined that we are not the primary beneficiary of this VIE based on the rights of the general partner. The arrangement does not allow for substantive kick-out rights over the general partner and we do not have the power to direct the activities of the Huron that most significantly affect the entity’s economic performance. Accordingly, we have determined it is appropriate, consistent with past accounting, that the Huron ADC Arrangement will continue to be accounted for under the equity method.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

10.	Notes Payable

The following table sets forth information on our notes payable as of June 30, 2017 and December 31, 2016:

			Amount Due	Notes Payable as of
Description	Interest Rate	Maturity Date	at Maturity	June 30, 2017	December 31, 2016
Courtyard Kauai Coconut Beach Hotel		Repaid in full on 5/8/2017	$-	$-	$38,000
Courtyard Kauai Coconut Beach Hotel(1)	30-day LIBOR + 4.7%	5/8/2020	36,000	36,000	-
Gardens Medical Pavilion	4.90%	1/1/2018	12,480	12,692	12,899
River Club and the Townhomes at River Club	5.26%	5/1/2018	23,368	23,715	23,917
Lakes of Margate	5.49% and 5.92%	1/1/2020	13,384	14,108	14,243
Arbors Harbor Town	3.99%	1/1/2019	23,632	24,404	24,653
22 Exchange	3.93%	5/5/2023	16,875	19,136	19,307
Parkside(2)	5%	6/1/2018	9,560	9,912	10,100
Total debt			$135,299	139,967	143,119
Deferred financing fees				(1,963)	(787)
Total notes payable, net				$138,004	$142,332

(1)	Interest rate as of June 30, 2017 was 5.80%.

(2) Includes approximately $0.2 million of unamortized premium related to debt we assumed at acquisition.

As of June 30, 2017, our outstanding notes payable were $138.0 million, net of deferred financing fees of $2.0 million, and had a weighted-average interest rate of 5.0%. For loans in place as of June 30, 2017, we have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the Courtyard Kauai Coconut Beach Hotel, 22 Exchange, and Parkside notes payable.

We are subject to various customary financial covenants, including, maintaining minimum debt service coverage ratios, loan to value ratios and liquidity. We did not meet the debt service coverage requirements for our 22 Exchange loan as of both March 31, 2017 and June 30, 2017. As a result, we expect the lender to begin sweeping the cash from operations; however, the loan is not in default. We were in compliance with the financial covenants under our remaining loan agreements as of June 30, 2017.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes our contractual obligations for principal payments, based on initial scheduled maturity dates and does not reflect the exercise of any extension options, as of June 30, 2017:

Year	Amount Due
July 1, 2017 - December 31, 2017	$1,083
2018	46,808
2019	24,308
2020	49,771
2021	404
Thereafter	17,439
Total contractual obligations for principal payments	139,813
Unamortized premium	154
Total notes payable	139,967
Less: Deferred financing fees, net	(1,963)
Notes payable, net	$138,004

Courtyard Kauai Coconut Beach Hotel Debt

The debt secured by Courtyard Kauai Coconut Beach Hotel, with an outstanding balance of $38 million was scheduled to mature on May 9, 2017. On May 8, 2017, we, through our 80% ownership interest in a joint venture between our indirect wholly owned subsidiary and JMI Realty, LLC, an unaffiliated third party (the “Kauai Joint Venture”), entered into a new mortgage facility of up to $44 million (the “Courtyard Kauai Loan”) with TH Commercial Investment Corp. Initial borrowings of $36 million were advanced under the Courtyard Kauai Loan and those funds plus additional cash were used to repay the then outstanding balance under the previous loan with Wells Fargo Bank. The Courtyard Kauai Loan bears interest at 30-day LIBOR plus 4.7% and matures in three years with two one-year extensions available. We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the lender.

11.	Leasing Activity

Future minimum base rental payments of our office property, Gardens Medical Pavilion, and the retail space at 22 Exchange due to us under non-cancelable leases in effect as of June 30, 2017 are as follows:

Year	Amount Due
Remainder of 2017	$817
2018	1,403
2019	1,105
2020	1,000
2021	872
Thereafter	2,413
Total	$7,610

The schedule above does not include rental payments due to us from our multifamily, hotel, and student housing properties, as leases associated with these properties typically are for periods of one year or less.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

12.	Derivative Instruments and Hedging Activities

We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations.  The hedging strategy of entering into interest rate caps and swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.

As of June 30, 2017, we had an interest rate cap related to the Courtyard Kauai Loan, which we entered into on May 8, 2017. This interest rate cap was not designated as a hedging instrument, matures on May 9, 2019 and has a notional value of $44 million with a strike price of 3% based on 30-day LIBOR. The notional value provides an indication of the extent of our involvement in this instrument, but does not represent exposure to credit, interest rate, or market risks.

Our derivative financial instruments had a nominal effect on the consolidated statements of operations for the three and six months ended June 30, 2017 and 2016.

13.	Distributions

Distributions are authorized at the discretion of our board of directors based on its analysis of our performance over the previous periods and expectations of performance for future periods. These analyses may include actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, general financial and market conditions, proceeds from asset sales, and other factors that our board of directors deems relevant. Our board of director’s decisions will be substantially influenced by the obligation to ensure that we maintain our federal tax status as a REIT. We cannot provide assurance that we will pay distributions at any particular level, or at all.

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

We pay our external advisor acquisition and advisory fees of 1.5% of the amount paid in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets. In addition, we pay acquisition and advisory fees of 1.5% of the funds advanced in respect of a loan investment. We incurred no acquisition and advisory fees payable to our external advisor for the three and six months ended June 30, 2017 and 2016 because we had no acquisitions during these periods.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

We also pay our external advisor an acquisition expense reimbursement in the amount of (i) 0.25% of the funds paid for purchasing an asset, including any debt attributable to the asset, plus 0.25% of the funds budgeted for development, construction, or improvement in the case of assets that we acquire and intend to develop, construct, or improve or (ii) 0.25% of the funds advanced in respect of a loan investment. We also pay third parties, or reimburse our external advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder’s fees, title insurance, premium expenses, and other closing costs.

Our external advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the external advisor or its affiliates incur that are due to third parties or related to the additional services provided by our external advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. For the three and six months ended June 30, 2017 and 2016, we incurred no acquisition expense reimbursements.

We pay our external advisor a debt financing fee of 0.5% of the amount available under any loan or line of credit made available to us and pay directly all third-party costs associated with obtaining the debt financing. During the second quarter of 2017, we incurred a debt financing fee of $0.2 million related to the Courtyard Kauai Loan. We incurred no debt financing fees for the three and six months ended June 30, 2016.

We pay our external advisor a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable to us.  We incurred no development fees for the three and six months ended June 30, 2017 and 2016.

We pay our external advisor a monthly asset management fee of one-twelfth of 0.7% of the value of each asset. The value of our assets will be the value as determined in connection with the establishment and publication of an estimated value per share unless the asset was acquired after our publication of an estimated value per share (in which case the value of the asset will be the contractual purchase price of the asset). For the three and six months ended June 30, 2017, we expensed $0.5 million and $1.0 million, respectively, of asset management fees payable to our external advisor compared to $0.5 million and $1.1 million for the same periods in 2016, respectively.

Our external advisor is responsible for paying all of the expenses it incurs associated with persons employed by the external advisor to the extent that they provide services to us for which our external advisor receives an acquisition, asset management, or debt financing fee, including wages and benefits of the applicable personnel. Instead of reimbursing our external advisor for specific expenses paid or incurred in connection with providing services to us, we pay our external advisor an administrative services fee (also referred to as an administrative services reimbursement under the Lightstone Advisory Agreement) based on a budget of expenses prepared by the external advisor. The administrative services fee is intended to reimburse for all costs associated with providing services to us. For the calendar year ending December 31, 2017, the administrative services fee is $1.325 million annually, pro-rated for the first six months of the year and $1.30 million annually, pro-rated for the second six months of the year. Under the Fifth Advisory Agreement, for the calendar year ended December 31, 2016, the administrative services fee was the lesser of (i) $1.325 million per calendar year, and (ii) the actual costs of providing administrative services to us under the Fifth Advisory Agreement, payable in four equal quarterly installments within 45 days of the end of each calendar quarter. In addition, under the advisory management agreements, we are to reimburse the external advisor for certain due diligence services provided in connection with asset acquisitions and dispositions and debt financings separately from the administrative services fee. For the three and six months ended June 30, 2017, we incurred and expensed such costs for administrative services and due diligence services of approximately $0.4 million and $0.7 million, respectively, compared to approximately $0.4 million and $0.7 million for the same periods in 2016, respectively. These amounts include less than $0.1 million related to certain due diligence services provided during the respective periods.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

Notwithstanding the fees and cost reimbursements payable to our external advisor pursuant to our advisory management agreement, under our charter we may not reimburse the external advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts, or other similar non-cash reserves and excluding any gain from the sale of our assets for that period unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2017, our total operating expenses (including the asset management fee) exceeded the limit on total operating expenses; however, our independent directors determined the excess expenses were justified because of our transition to the new external advisor.

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

We pay our property manager and affiliate of our external advisor, fees for the management, leasing, and construction supervision of our properties which is 4.0% of gross revenues of the properties managed by our property manager. We pay our property manager an oversight fee equal to 0.5% of the gross revenues of the property managed for any property for which we contract directly with a third-party property manager.  In no event will our property manager or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay our property manager directly for its services, we will pay our property manager a management fee or oversight fee, as applicable, based only on our economic interest in the property.  For the three and six months ended June 30, 2017, we incurred and expensed property management fees or oversight fees to the related-party property manager of less than $0.1 million and $0.1 million, respectively, compared to $0.2 million and $0.3 million in the same periods in 2016, respectively.

We pay our property manager a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We incurred no construction management fees for the three and six months ended June 30, 2017 and 2016.

As of June 30, 2017 and December 31, 2016, we had a payable to our external advisor and its affiliates of $0.1 million and $0.4 million, respectively. These balances consist of accrued fees, including asset management fees, administrative service expenses, property management fees, and other miscellaneous costs payable to our external advisor and property manager.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

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

15.	Subsequent Events

Share Redemption Program

On August 9, 2017, our board of directors approved redemptions for the third quarter of 2017 totaling approximately 239,000 shares (whole number of shares) with an aggregate redemption payment of approximately $1.2 million. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for a full description of the price at which we redeem shares under our share redemption program.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of the Company, including our ability to rent space on favorable terms, to address our debt maturities and to fund our liquidity requirements, to sell our assets when we believe advantageous to achieve our investment objectives, our anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our stockholders, the estimated per share value of our common stock, and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy, and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described herein and under “Item 1A, Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2017 and the factors described below:

•	market and economic challenges experienced by the U.S. and global economies or real estate industry as a whole and the local economic conditions in the markets in which our investments are located;

•	the availability of cash flow from operating activities for distributions, if any;

•	conflicts of interest arising out of our relationships with our advisor and its affiliates;

•	our ability to retain or replace our executive officers and other key individuals who provide advisory and property management services to us;

•	our level of debt and the terms and limitations imposed on us by our debt agreements;

•	the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

•	our ability to make accretive investments in a diversified portfolio of assets;

•	future changes in market factors that could affect the ultimate performance of our development or redevelopment projects, including but not limited to construction costs, plan or design changes, schedule delays, availability of construction financing, performance of developers, contractors and consultants, and growth in rental rates and operating costs;

•	our ability to secure leases at favorable rental rates;

•	our ability to acquire and/or sell assets at a price and on a timeline consistent with our investment objectives;

•	impairment charges;

•	unfavorable changes in laws or regulations impacting our business, our assets, or our key relationships; and

•	factors that could affect our ability to qualify as a real estate investment trust.

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

Our common stock is not currently listed on a national securities exchange.  The timing of a liquidity event for our stockholders will depend upon then prevailing market conditions. We previously targeted the commencement of a liquidity event within six years after the termination of our initial public offering, which occurred on July 3, 2011. On June 29, 2017, our board of directors elected to extend the targeted timeline an additional six years until June 30, 2023 based on their assessment of our investment objectives and liquidity options for our stockholders. However, we can provide no assurances as to the actual timing of the commencement of a liquidity event for our stockholders or the ultimate liquidation of the Company. We will seek stockholder approval prior to liquidating our entire portfolio.

Liquidity and Capital Resources

We had unrestricted cash and cash equivalents of $64.9 million as of June 30, 2017. Our principal demands for funds going forward will be for the payment of (a) operating expenses, (b) interest and principal on our outstanding indebtedness, (c) share redemptions and (d) distributions, if any, authorized by our board of directors. Generally, we expect to meet cash needs for the payment of operating expenses, interest on our outstanding indebtedness and share redemptions with our cash flow from operations and to fund authorized distributions (if any) from available cash flow from operations and/or proceeds received from asset sales. To the extent that our cash flow from operations is not sufficient to cover our operating expenses, interest on our outstanding indebtedness, or share redemptions, we expect to use cash generated from borrowings and asset sales to fund such needs.

We intend to hold our various real properties until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

On January 5, 2016, we paid a special cash distribution of $38.4 million, or $1.50 per share of common stock, which was funded from proceeds received from asset sales.

The debt secured by Courtyard Kauai Coconut Beach Hotel, with an outstanding balance of $38 million was scheduled to mature on May 9, 2017. On May 8, 2017, we, through our 80% ownership interest in a joint venture between our indirect wholly owned subsidiary and JMI Realty, LLC, an unaffiliated third party (the “Kauai Joint Venture”), entered into a new mortgage facility of up to $44 million (the “Courtyard Kauai Loan”) with TH Commercial Investment Corp. Initial borrowings of $36 million were advanced under the Courtyard Kauai Loan and those funds plus additional cash were used to repay the then outstanding balance under the previous loan with Wells Fargo Bank. The Courtyard Kauai Loan bears interest at 30-day LIBOR plus 4.7% and matures in three years with two one-year extensions available. We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the lender.

As of June 30, 2017, the Company had debt of approximately $12.7 million associated with Gardens Medical Pavilion, approximately $23.7 million associated with River Club and Townhomes at River Club, and $9.9 million associated with Parkside maturing in the next twelve months.

If we have not disposed of Gardens Medical Pavilion, River Club and Townhomes at River Club or Parkside by their maturity dates, we expect to repay the outstanding balances with available cash or refinance all or a portion of the balances outstanding. In addition to our debt obligations, we consider other factors in evaluating our liquidity. For example, to the extent our portfolio is concentrated in certain geographic regions and types of assets, downturns relating generally to such regions and assets may result in tenants defaulting on their lease obligations at a number of our properties within a short time period.  Such defaults could negatively affect our liquidity and adversely affect our ability to fund our ongoing operations. For the six months ended June 30, 2017, 46% and 15% of our total revenues were derived from our properties located in Hawaii and Florida, respectively. Additionally, 46%, 29% and 20% of our total revenues were from our hotel, multifamily and student housing investments, respectively.

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

As of June 30, 2017, our outstanding notes payable were $138.0 million, net of deferred financing fees of $2.0 million, and had a weighted average interest rate of 5.0%. As of December 31, 2016, the Company had notes payable of $142.3 million, net of deferred financing fees of $0.8 million, with a weighted average interest rate of 3.9%. For loans in place as of June 30, 2017, we have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the Courtyard Kauai Coconut Beach Hotel, 22 Exchange, and Parkside notes payable.

We are subject to various customary financial covenants, including, maintaining minimum debt service coverage ratios, loan to value ratios and liquidity.  We did not meet the debt service coverage requirements for our 22 Exchange loan as of March 31, 2017 and June 30, 2017. As a result, we expect the lender to begin sweeping the cash from operations; however, the loan is not in default. We were in compliance with the financial covenants under our remaining loan agreements as of June 30, 2017.

One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of June 30, 2017. Interest payments on variable rate debt are based on rates in effect as of June 30, 2017. The table information is based on initial scheduled maturity dates and does not reflect the exercise of any extension options (dollars in thousands):

	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total
Principal payments - fixed rate debt(1)	$1,083	$46,808	$24,308	$13,771	$404	$17,439	$103,813
Principal payments - variable rate debt	-	-	-	36,000	-	-	36,000
Total principal payments	1,083	46,808	24,308	49,771	404	17,439	139,813
Interest payments - fixed rate debt	2,455	3,306	1,581	786	704	967	9,799
Interest payments - variable rate debt	1,061	2,117	2,117	882	-	-	6,177
Total interest payments	3,516	5,423	3,698	1,668	704	967	15,976
Total	$4,599	$52,231	$28,006	$51,439	$1,108	$18,406	$155,789

(1)	Does not include approximately $0.2 million of unamortized premium related to debt we assumed on our acquisition of Parkside.

Results of Operations

As of June 30, 2017, we had eight real estate investments, seven of which were consolidated through investments in joint ventures. As of June 30, 2016, we had nine real estate investments, eight of which were consolidated, (one wholly owned and seven properties consolidated through investments in joint ventures). We sold Lakewood Flats on August 16, 2016.

Our results of operations for the respective periods presented reflect decreases in most categories principally resulting from our disposition of Lakewood Flats in August 2016 (the “2016 Disposition”).

Three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

The following table provides summary information about our results of operations for the three months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,		Change		Change due to	Change due to
Description	2017	2016	Amount	Percentage	Disposition(1)	Same Store(2)
Rental revenues	$6,151	$7,531	$(1,380)	$(18)%	$(1,657)	$277
Hotel revenues	5,209	4,162	1,047	25.2%	-	1,047
Property operating expenses	1,974	2,210	(236)	(10.7)%	(332)	96
Hotel operating expenses	3,676	3,262	414	12.7%	-	414
Interest expense, net	1,773	1,607	166	10.3%	(192)	358
Real estate taxes	1,118	1,451	(333)	(22.9)%	(396)	63
Property management fees	363	376	(13)	(3.5)%	(49)	36
Asset management fees(3)	510	605	(95)	(15.7)%	-	(95)
General and administrative	963	739	224	30.3%	-	224
Depreciation and amortization	2,568	2,615	(47)	(1.8)%	-	(47)

(1)	Represents the amount of decrease for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 as a result of our disposition of Lakewood Flats in August 2016.
(2)	Represents the change for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 for real estate and real estate-related investments owned by us during the entire periods presented, excluding any we have classified as held for sale (“Same Store”). Same Store for the periods ended June 30, 2017 and 2016 includes the operating results of Gardens Medical Pavilion, River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town, Courtyard Kauai Coconut Beach Hotel, 22 Exchange, and Parkside.
(3)	Asset management fees payable to the external advisor are an obligation of the Company, and as such, asset management fees associated with all investments owned during the period are classified in continuing operations. Therefore, the amounts above include asset management fees associated with any property owned during a particular period, including those related to our disposed properties.

The following table reflects rental revenue and property operating expenses for the three months ended June 30, 2017 and 2016 for: (i) our Same Store properties; and (ii) our disposition of Lakewood Flats on August 16, 2016 (dollars in thousands):

	Three Months Ended June 30,
Description	2017	2016	Change
Rental revenues:
Same store	$6,151	$5,874	$277
Disposition	-	1,657	(1,657)
Total rental revenues	$6,151	$7,531	$(1,380)

Property operating expenses:
Same store	$1,974	$1,878	$96
Disposition	-	332	(332)
Total property operating expenses	$1,974	$2,210	$(236)

The tables below reflect occupancy and effective monthly rental rates for our Same Store operating properties and occupancy and average daily rate (“ADR”) for Courtyard Kauai Coconut Beach Hotel:

	Occupancy (%)		Effective Monthly Rent per Square Foot/Unit/Bed ($)(1)
	As of June 30,		As of June 30,
Property	2017	2016	2017	2016
Gardens Medical Pavilion	75%	66%	$2.09	$2.06	per sq. ft.
River Club and the Townhomes at River Club	92%	92%	409.50	389.79	per bed
Lakes of Margate	95%	96%	1,305.40	1,254.28	per unit
Arbors Harbor Town	94%	97%	1,231.39	1,145.36	per unit
22 Exchange	88%	88%	567.17	575.72	per bed
Parkside	90%	88%	1,180.25	1,094.63	per unit

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

	Occupancy (%)(1)		ADR ($)
	Three Months Ended June 30,		Three Months Ended June 30,
Property	2017	2016	2017	2016
Courtyard Kauai Coconut Beach Hotel	89%	78%	$150.98	$135.65

(1)	Represents average occupancy for the three months ended June 30. The Courtyard Kauai Coconut Beach Hotel has 311 rooms and approximately 6,200 square feet of meeting space. Occupancy is for the entire three-month period and is based on standard industry metrics, including rooms available for rent.

Revenues.  Total revenues for the three months ended June 30, 2017 were $11.4 million, a decrease of $0.3 million, compared to $11.7 million the same period in 2016.  Excluding the effect of the 2016 Disposition, our Same Store total revenues increased by $1.4 million.

The increase in Same Store total revenues of $1.4 million primarily attributable to an increase in hotel revenues from the Courtyard Kauai Coconut Beach of $1.0 million, or 25.2%, principally resulting from increases in occupancy and average daily rate (“ADR”) in the 2017 period. Occupancy and ADR were 88.6% and $150.98, respectively, during the 2017 period compared to 78.0% and $135.65, respectively, for the same period in 2016. Our non-hotel Same Store properties had an increase of $0.4 million during the 2017 period.

Property Operating Expenses.    Property operating expenses for the three months ended June 30, 2017 were $2.0 million, a decrease of $0.2 million, compared to $2.2 million for the same period in 2016. Excluding the effect of our 2016 Disposition, our property operating expenses increased slightly by $0.1 million for our Same Store properties.

Hotel Operating Expenses.  Hotel operating expenses for the three months ended June 30, 2017 were $3.7 million, an increase of $0.4 million, compared to $3.3 million for the same period in 2016. The increase in hotel operating expenses was primarily due to the aforementioned increased occupancy during the 2017 period for the Courtyard Kauai Coconut Beach Hotel.

Interest Expense, net.   Interest expense for the three months ended June 30, 2017 was $1.8 million, an increase of $0.2 million, compared to $1.6 million for the same period in 2016. Excluding the effect of the 2016 Disposition, our interest expense increased by $0.4 million. The increase is primary attributable to increased interest costs.

Real Estate Taxes.  Real estate taxes for the three months ended June 30, 2017 were $1.1 million, a decrease of $0.3 million, compared to $1.4 million for the same period in 2016. Excluding the effect of the 2016 Disposition, our real estate taxes slightly increased by $0.1 million for our Same Store properties.

Property Management Fees.   Property management fees, which are based on revenues, were $0.4 million for the three months ended June 30, 2017 and 2016, and were comprised of property management fees paid to unaffiliated third parties and our property manager.

Asset Management Fees.   Asset management fees for the three months ended June 30, 2017 and 2016 were $0.5 million and $0.6 million, respectively, and were comprised of asset management fees paid to our external advisor and third parties with respect to our investments. Asset management fees for the three months ended June 30, 2016 include fees related to the 2016 Disposition of less than $0.1 million.

General and Administrative Expenses.   General and administrative expenses, which increased slightly by $0.2 million during the three months ended June 30, 2017 compared to the same period in 2016, consists of audit fees, legal fees, board of directors’ fees, and other administrative expenses.

Depreciation and Amortization.   Depreciation and amortization was constant at $2.6 million for both the three months ended June 30, 2017 and 2016, respectively.

Six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

The following table provides summary information about our results of operations for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Six Months Ended June 30,		Change		Change due to	Change due to
Description	2017	2016	Amount	Percentage	Disposition(1)	Same Store(2)
Rental revenues	$12,223	$14,850	$(2,627)	(18)%	$(3,241)	$614
Hotel revenues	10,554	9,293	1,261	13.6%	-	1,261
Property operating expenses	4,061	4,493	(432)	(9.6)%	(665)	233
Hotel operating expenses	7,246	6,710	536	8.0%	-	536
Interest expense, net	3,242	3,131	111	3.5%	(384)	495
Real estate taxes	2,225	2,916	(691)	(23.7)%	(792)	101
Property management fees	758	790	(32)	(4.1)%	(96)	64
Asset management fees(3)	1,019	1,219	(200)	(16.4)%	-	(200)
General and administrative	1,761	1,541	220	14.3%	-	220
Depreciation and amortization	5,146	5,780	(634)	(11.0)%	(577)	(57)

(1)	Represents the amount of decrease for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 as a result of our disposition of Lakewood Flats in August 2016.
(2)	Represents the change for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 for real estate and real estate-related investments owned by us during the entire periods presented, excluding any we have classified as held for sale (“Same Store”). Same Store for the periods ended June 30, 2017 and 2016 includes the operating results of Gardens Medical Pavilion, River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town, Courtyard Kauai Coconut Beach Hotel, 22 Exchange, and Parkside.
(3)	Asset management fees payable to the external advisor are an obligation of the Company, and as such, asset management fees associated with all investments owned during the period are classified in continuing operations. Therefore, the amounts above include asset management fees associated with any property owned during a particular period, including those related to our disposed properties.
32

The following table reflects rental revenue and property operating expenses for the six months ended June 30, 2017 and 2016 for: (i) our Same Store properties; and (ii) our disposition of Lakewood Flats on August 16, 2016 (dollars in thousands):

	Six Months Ended June 30,
Description	2017	2016	Change
Rental revenues:
Same store	$12,223	$11,609	$614
Disposition	-	3,241	(3,241)
Total rental revenues	$12,223	$14,850	$(2,627)

Property operating expenses:
Same store	$4,061	$3,828	$233
Disposition	-	665	(665)
Total property operating expenses	$4,061	$4,493	$(432)

The tables below reflect occupancy and effective monthly rental rates for our Same Store operating properties and occupancy and ADR for Courtyard Kauai Coconut Beach Hotel:

	Occupancy (%)		Effective Monthly Rent per Square Foot/Unit/Bed ($)(1)
	As of June 30,		As of June 30,
Property	2017	2016	2017	2016
Gardens Medical Pavilion	75%	66%	$2.09	$2.06	per sq. ft.
River Club and the Townhomes at River Club	92%	92%	409.50	389.79	per bed
Lakes of Margate	95%	96%	1,305.40	1,254.28	per unit
Arbors Harbor Town	94%	97%	1,231.39	1,145.36	per unit
22 Exchange	88%	88%	567.17	575.72	per bed
Parkside	90%	88%	1,180.25	1,094.63	per unit

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

	Occupancy (%)(1)		ADR ($)
	Six Months Ended June 30,		Six Months Ended June 30,
Property	2017	2016	2017	2016
Courtyard Kauai Coconut Beach Hotel	89%	84%	$156.53	$143.88

(1)	Represents average occupancy for the six months ended June 30. The Courtyard Kauai Coconut Beach Hotel has 311 rooms and approximately 6,200 square feet of meeting space. Occupancy is for the entire six-month period and is based on standard industry metrics, including rooms available for rent.

Revenues.  Total revenues for the six months ended June 30, 2017 were $22.8 million, a decrease of $1.3 million, compared to $24.1 million for the same period in 2016.  Excluding the effect of the 2016 Disposition, our Same Store total revenues increased by $1.9 million.

The increase in Same Store total revenues of $1.9 million primarily attributable to an increase in hotel revenues from the Courtyard Kauai Coconut Beach of $1.3 million, or 13.6%, principally resulting from increased occupancy and ADR during the 2017 period. Occupancy and ADR were 89% and $156.53, respectively, during the 2017 period compared to 84% and $143.88, respectively, for the same period in 2016. Our non-hotel Same Store properties had an increase of $0.6 million during the 2017 period.

Property Operating Expenses.    Property operating expenses for the six months ended June 30, 2017 were $4.1 million, a decrease of $0.4 million, compared to $4.5 million for the same period in 2016. Excluding the effect of our 2016 Disposition, our property operating expenses increased slightly by $0.2 million for our Same Store properties.

Hotel Operating Expenses.  Hotel operating expenses for the six months ended June 30, 2017 were $7.2 million, an increase of $0.5 million, compared to $6.7 million for the same period in 2016. The increase in hotel operating expenses was primarily due to the aforementioned increased occupancy during the 2017 period for the Courtyard Kauai Coconut Beach Hotel.

Interest Expense, net.   Interest expense for the six months ended June 30, 2017 was $3.2 million, an increase of $0.1 million, compared to $3.1 million for the same period in 2016. Excluding the effect of the 2016 Disposition, our interest expense increased by $0.5 million. The increase is primary attributable to increased interest costs.

Real Estate Taxes.  Real estate taxes for the six months ended June 30, 2017 were $2.2 million, a decrease of $0.7 million, compared to $2.9 million for the same period in 2016. Excluding the effect of the 2016 Disposition, our real estate taxes slightly increased by $0.1 million for our Same Store properties.

Property Management Fees.   Property management fees, which are based on revenues, were $0.8 million for the six months ended June 30, 2017 and 2016, and were comprised of property management fees paid to unaffiliated third parties and our property manager.

Asset Management Fees.   Asset management fees for the six months ended June 30, 2017 and 2016 were $1.0 million and $1.2 million, respectively, and were comprised of asset management fees paid to our external advisor and third parties with respect to our investments. Asset management fees for the six months ended June 30, 2016 include fees related to the 2016 Disposition of less than $0.2 million.

General and Administrative Expenses.   General and administrative expenses, which increased slightly by $0.2 million during the six months ended June 30, 2017 compared to the same period in 2016, consists of audit fees, legal fees, board of directors’ fees, and other administrative expenses.

Depreciation and Amortization.   Depreciation and amortization was $5.1 million, a decrease of $0.6 million, compared to $5.7 million for the same period in 2016. Excluding the effect of our 2016 Disposition, our depreciation and amortization was relatively constant for our Same Store properties.

Gain on Sale of Real Estate.   The $0.3 million gain on sale of real estate for the six months ended June 30, 2017 is related to escrow reimbursements received from the Lakewood Flats outstanding insurance claim. On August 16, 2016, we sold Lakewood Flats for a contract sales price of approximately $68.8 million, resulting in a gain on sale of real estate of $11.5 million and a deferred gain of approximately $1.2 million. The deferred gain represented the amount of monies held in escrow to be reimbursed upon completion of the property’s outstanding insurance claim. The remaining deferred gain escrow balance as of June 30, 2017 was $0.9 million.

Cash Flow Analysis

Six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

During the six months ended June 30, 2017, net cash provided by operating activities was $3.0 million, a decrease of $1.6 million compared to $4.6 million for same period in 2016. The primary reason for the decrease in cash flow from operating activities was the changes in working capital.

During the six months ended June 30, 2017, net cash used in investing activities was $0.9 million, a decrease of $0.5 million, compared to $1.4 million for the same period in 2016. The difference is the result of lower capital expenditures and investments in unconsolidated joint ventures of $0.3 million and $0.2 million, respectively, in the 2017 period.

During the six months ended June 30, 2017, net cash used in financing activities was $5.9 million, a decrease of $34.7 million, compared to $40.6 million for the same period of 2016. The decrease is primarily attributable to the payment of a special cash distribution to our stockholders totaling $38.4 million in the 2016 period partially offset by payments of $2.0 million for principal (payoff of existing loan of $38.0 million offset by proceeds of $36.0 million under new loan), net and $1.5 million for deferred financing costs in connection with the refinancing of our loan on the Kauai Coconut Beach during the 2017 period.

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

Our calculation of FFO for the three and six months ended June 30, 2017 and 2016 is presented below (dollars in thousands, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net loss attributable to the Company shares	$(1,539)	$(0.06)	$(1,165)	$(0.05)	$(2,395)	$(0.10)	$(2,238)	$(0.09)

Adjustments for:

Real estate depreciation and amortization(1)	2,257	0.09	2,299	0.09	4,524	0.18	5,153	0.20

Gain on sale of real estate(2)	-	-	-	-	(282)	(0.01)	-	-

NAREIT Defined Funds from Operations (FFO) attributable to common stockholders	$718	$0.03	$1,134	$0.04	$1,847	$0.07	$2,915	$0.11

GAAP weighted average shares:
Basic and diluted		25,026		25,466		25,098		25,510

(1)	Includes our consolidated amount, as well as our pro rata share of those unconsolidated investments which we account for under the equity method of accounting, and the noncontrolling interest adjustment for the third-party partners’ share.
(2)	The gain on sale of real estate for the six months ended June 30, 2017 is related to escrow reimbursements received during the first quarter of 2017 for the Lakewood Flats outstanding insurance claim. On August 16, 2016, we sold Lakewood Flats for a contractual sales price of approximately $68.8 million, resulting in a gain on sale of real estate of $11.5 million and a deferred gain of approximately $1.2 million. The deferred gain represented the amount of monies initially held in escrow that will be reimbursed in connection with the completion of the property’s outstanding insurance claim.

Provided below is additional information related to selected items included in net income above, which may be helpful in assessing our operating results.

•	Straight-line rental revenue was income of less than $0.1 million for the three and six months ended June 30, 2017 and 2016. The noncontrolling interest portion of straight-line rental revenue for the three and six months ended June 30, 2017 and 2016 was income of less than $0.1 million.

•	Net above-market lease amortization of less than $0.1 million was recognized as a charge to rental revenue for the three and six months ended June 30, 2017 and 2016. The noncontrolling interest portion of the net above-market lease amortization for the three and six months ended June 30, 2017 and 2016 was also less than $0.1 million.

•	Amortization of deferred financing costs of $0.2 million and $0.3 million was recognized as interest expense for our notes payable for the three and six months ended June 30, 2017 compared to $0.2 million and $0.3 million for the same periods in 2016, respectively.

In addition, cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for special distributions to our stockholders.

Distributions

Distributions are authorized at the discretion of our board of directors based on its analysis of our performance over the previous periods and expectations of performance for future periods. These analyses may include actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, general financial and market conditions, proceeds from asset sales, and other factors that our board of directors deems relevant. The board of director’s decisions will be substantially influenced by the obligation to ensure that we maintain our federal tax status as a REIT. We cannot provide assurance that we will pay distributions at any particular level, or at all.

On November 20, 2015, our board of directors authorized a special cash distribution of $1.50 per share of common stock, payable to stockholders of record as of December 31, 2015. The Company paid this special cash distribution which aggregated $38.4 million on January 5, 2016. This special cash distribution represented a portion of proceeds received from previous asset sales.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

The Euro was the functional currency for the operations of Alte Jakobstraße (“AJS”) and Holstenplatz, which were both sold in 2015. As a result of the sale of AJS and Holstenplatz, we no longer have foreign operations. However, we still maintain a Euro-denominated bank account that is comprised primarily of the remaining undistributed proceeds from the sale of these properties, which we translate into U.S. dollars at the current exchange rate at each reporting period. As of June 30, 2017, we maintained approximately $4.4 million in Euro-denominated accounts.

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $140.0 million in notes payable, excluding deferred financing fees, as of June 30, 2017, $36 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.4 million.

Our interest rate cap, which is classified as an asset, had a nominal fair value within prepaid expenses and other assets as of June 30, 2017.  A 100 basis point decrease or increase in interest rates would not result in a change in the fair value of our remaining interest rate cap.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of June 30, 2017, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control-New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of June 30, 2017, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Other Matters

We are managed by an external advisor and have no employees. We engaged a new advisor in February 2017 and as a result the advisory services previously provided by the former advisor were fully transitioned to the new advisor as of June 30, 2017.

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

Any redemption requests are honored pro rata among all requests received based on funds available and are not honored on a first come, first served basis. During the quarter ended June 30, 2017, our board of directors approved all Ordinary Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 88,131 shares redeemed for approximately $0.5 million (approximately $5.15 per share). During the quarter ended June 30, 2017, redeemed all Extraordinary Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 2,062 shares redeemed for $12,000 (whole dollars) (approximately $5.81 per share). All redemptions were funded with cash on hand.

During the quarter ended June 30, 2017, we redeemed shares as follows (including both Ordinary Redemptions and Exceptional Redemptions):

2017	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
April	—	$—	—
May	90,193		90,193	(1)
June	—	—	—
	90,193	$5.16	90,193

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

None.

Item 5.     Other Information.

Effective August 9, 2017, following the transition of advisory management services from the Behringer Advisor to the Advisor, we adopted a new Code of Business Conduct and Ethics (the “Code”) that applies to all of our directors, officers and employees (should we ever have employees). Previously, our directors, officers and any employees were subject to a code of business conduct policy that applied to all Behringer-sponsored companies. Our board of directors adopted the Code in connection with the completion of the transition of advisory management services to the Advisor. The new Code covers topics such as business ethics, compliance standards and procedures, confidential information, conflicts of interest, corporate opportunities, protection and proper use of our assets, fair dealing, compliance with laws, insider trading and waivers of the Code, among other things.

The information set forth herein does not purport to be complete in scope and is qualified in its entirety by the full text of the Code, which has been filed as an exhibit to this Quarterly Report on Form 10-Q and is also posted to the our website at www.lightstoneshareholderservices.com

Item 6.     Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE
INVESTMENT TRUST V, INC.
(FORMERLY BEHRINGER HARVARD
OPPORTUNITY REIT II, INC.)

Dated: August 14, 2017	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer
Principal Financial Officer

Index to Exhibits

Exhibit Number	Description
3.1	Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on November 14, 2012)
3.2	Second Amended and Restated Bylaws, as amended by Amendment No. 1. (incorporated by reference to Exhibit 3.2 to Form 10-Q filed on November 13, 2013)
3.3	Articles of Amendment (incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 24, 2017)
4.1	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 28, 2013)
10.1	Reinstatement and Second Amendment to Contract of Sale between 7425 La Vista LLC and DFW Lakewood Flats Apartments LLC dated July 22, 2016 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on July 27, 2016)
10.2	Fifth Amended and Restated Advisory Management Agreement between Behringer Harvard Opportunity REIT II, Inc. and Behringer Harvard Opportunity Advisors II, LLC dated July 25, 2016 (incorporated by reference to Exhibit 10.4 to Form 8-K filed on July 27, 2016)
10.3	Second Amendment to Amended and Restated Property Management and Leasing Agreement by and among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP, and several affiliated special purpose entities and Behringer Harvard Opportunity Management Services, LLC and Behringer Harvard Real Estate Services, LLC dated July 25, 2016 (incorporated by reference to Exhibit 10.5 to Form 8-K filed on July 27, 2016)
10.4	Termination of Advisory Management Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity Advisors II, LLC, and Stratera Services, LLC effective as of February 10, 2017 (incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 16, 2017)
10.5	Termination of Property Management and Leasing Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP and several affiliated special purpose entities, Behringer Harvard Opportunity Management Services, LLC, and Behringer Harvard Real Estate Services, LLC, and Stratera Services, LLC effective as of February 10, 2017 (incorporated by reference to Exhibit 10.7 to Form 10-K filed on March 16, 2017)
10.6	Advisory Management Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP and LSG-BH II Advisor LLC (“LSG-BH II Advisor”) effective as of February 10, 2017 (incorporated by reference to Exhibit 10.8 to Form 10-K filed on March 16, 2017)
10.7	Advisory Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP and LSG Development Advisor LLC (“LSG-BH II Advisor”) effective as of February 10, 2017 (incorporated by reference to Exhibit 10.9 to Form 10-K filed on March 16, 2017)
10.8	Property Management and Leasing Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP and several affiliated special purpose entities, and LSG-BH II Property Manager LLC effective as of February 10, 2017 (incorporated by reference to Exhibit 10.10 to Form 10-K filed on March 16, 2017)
10.9*	Loan Agreement dated May 8, 2017 with TH Commercial Mortgage LLC
10.10*	Purchase and Sale Agreement among Kauai Coconut Beach, LLC and Kauai Coconut Beach Operator, LLC, as seller, and KS, LLC, as purchaser, effective as of June 19, 2017.
14.0*	Code of Business Conduct and Ethics
99.1	Third Amended and Restated Share Redemption Program of Behringer Harvard Opportunity REIT II, Inc. adopted as of May 15, 2014 (incorporated by reference to Exhibit 99.2 to Form 8-K filed on May 16, 2014)
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 14, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed or furnished herewith
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

