Form 10-Q
period 2017-09-30
Lightstone Value Plus Real Estate Investment Trust V, Inc.
filed 2017-11-14
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐ No ☒

As of November 3, 2017, the Registrant had approximately 24.8 million shares of common stock outstanding.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST V, INC.

(FORMERLY BEHRINGER HARVARD OPPORTUNITY REIT II, INC.)

PART I

FINANCIAL INFORMATION

Item 1.                 Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Real estate
Land and improvements, net	$30,388	$42,710
Building and improvements, net	102,849	132,359
Total real estate	133,237	175,069

Cash and cash equivalents	53,228	67,111
Restricted cash	34,679	6,101
Accounts receivable, net	1,935	1,415
Prepaid expenses and other assets	420	1,051
Investment in unconsolidated joint venture	14,658	14,658
Furniture, fixtures and equipment, net	1,259	3,148
Lease intangibles, net	285	352
Total Assets	$239,701	$268,905

Liabilities and Stockholders' Equity
Notes payable, net	$102,902	$142,332
Accounts payable	240	491
Payables to related parties	70	370
Acquired below-market leases, net	55	65
Distributions payable to noncontrolling interest	18	21
Income taxes payable	51	38
Deferred gain	558	1,247
Accrued property tax	2,338	1,385
Accrued and other liabilities	3,885	4,317
Total liabilities	110,117	150,266

Stockholders' Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none issued and outstanding
Convertible stock, $.0001 par value per share; 1,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 24,757,612 and 25,218,770 shares issued and outstanding, respectively	3	3
Additional paid-in-capital	225,505	227,891
Accumulated other comprehensive income (loss)	4	(495)
Accumulated deficit	(100,954)	(114,666)
Total Company stockholders' equity	124,558	112,733

Noncontrolling interest	5,026	5,906

Total Stockholder's Equity	129,584	118,639

Total Liabilities and Stockholders' Equity	$239,701	$268,905

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues
Rental revenues	$6,122	$6,740	$18,345	$21,590
Hotel revenues	2,653	4,653	13,207	13,946
Total revenues	8,775	11,393	31,552	35,536
Expenses
Property operating expenses	2,697	2,635	6,758	7,128
Hotel operating expenses	1,921	3,509	9,167	10,219
Interest expense, net	1,601	1,561	4,843	4,692
Real estate taxes	1,090	1,197	3,315	4,113
Property management fees	285	374	1,043	1,164
Asset management fees	426	554	1,445	1,773
General and administrative	863	705	2,624	2,246
Depreciation and amortization	2,353	2,616	7,499	8,396
Total expenses	11,236	13,151	36,694	39,731
Interest income, net	73	39	200	72
Loss on early extinguishment of debt	-	(500)	-	(500)
Other (expense) income	(3)	52	-	263
Loss before gain on sale of real estate and income taxes	(2,391)	(2,167)	(4,942)	(4,360)
Gain on sale of real estate and other assets, net	21,336	11,462	21,619	11,462
Income tax benefit	1,592	29	1,592	29
Net income	20,537	9,324	18,269	7,131
Net (income) loss attributable to the noncontrolling interest	(4,430)	59	(4,557)	14
Net income attributable to the Company's shares	$16,107	$9,383	$13,712	$7,145
Weighted average shares outstanding:
Basic and diluted	24,899	25,391	25,031	25,470
Basic and diluted earnings per share	$0.65	$0.37	$0.55	$0.28
Comprehensive income:
Net income	$20,537	$9,324	$18,269	$7,131
Other comprehensive income:
Foreign currency translation gain	212	37	499	106
Total other comprehensive income	212	37	499	106
Comprehensive income:	20,749	9,361	18,768	7,237
Comprehensive (income) loss attributable to noncontrolling interest	(4,430)	59	(4,557)	14
Comprehensive income attributable to the Company's shares	$16,319	$9,420	$14,211	$7,251

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Consolidated Statement of Stockholders’ Equity

(in thousands)

(Unaudited)

	Convertible Stock		Common Stock			Accumulated
					Additional	Other			Total
					Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interests	Equity

BALANCE, December 31, 2016	1	$-	25,219	$3	$227,891	$(495)	$(114,666)	$5,906	$118,639

Net income	-	-	-	-	-	-	13,712	4,557	18,269
Contributions from noncontrolling interest holders	-	-	-	-	-	-		30	30
Distributions to noncontrolling interest holders	-	-	-	-	-	-	-	(5,467)	(5,467)
Redemption and cancellation of shares	-	-	(461)	-	(2,386)	-	-	-	(2,386)
Foreign currency translation gain	-	-	-	-	-	499	-	-	499

BALANCE, September 30, 2017	1	$-	24,758	$3	$225,505	$4	$(100,954)	$5,026	$129,584

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,269	$7,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,499	8,396
Amortization of deferred financing fees	420	394
Loss on early extinguishment of debt	-	500
Loss on derivatives	-	2
Gain on sale of real estate	(21,619)	(11,462)
Mark to market adjustment on derivative financial instruments	(126)	(168)
Other non-cash adjustments	173	(65)
Changes in operating assets and liabilities:
Decrease/(increase) in prepaid expenses and other assets	443	(137)
(Increase)/decrease in accounts receivable	(696)	890
Increase/(decrease) in accounts payable, accrued property tax and accrued and other liabilities	498	(1,232)
Decrease in due to related parties	(300)	(123)

Net cash provided by operating activities	4,561	4,126

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated joint venture	-	(176)
Net proceeds from sale of real estate and other assets	24,060	68,520
Additions of real estate and furniture, fixtures, and equipment	(1,533)	(2,062)

Net cash provided by investing activities	22,527	66,282
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing costs	(1,465)	(135)
Proceeds from notes payable	36,000	-
Payments on notes payable	(39,601)	(34,880)
Redemptions of common stock	(2,386)	(1,166)
Distributions paid on common stock	-	(38,378)
Contributions from noncontrolling interest holders	30	92
Distributions to noncontrolling interest holders	(5,470)	(813)

Net cash used in financing activities	(12,892)	(75,280)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	499	157
Net change in cash, cash equivalents and restricted cash	14,695	(4,715)
Cash, cash equivalents and restricted cash, beginning of year	73,212	81,396
Cash, cash equivalents and restricted cash, end of period	$87,907	$76,681

Supplemental cash flow information for the periods indicated is as follows:

Cash paid for interest, net of amounts capitalized	$5,000	$4,484
Income taxes paid, net	$-	$175
Debt assumed by buyer in connection with disposition of investment property	$(36,000)	$-
Capital expenditures for real estate in accrued liabilities	$47	$139
Accrued distributions to noncontrolling interest	$18	$21

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

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

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  We have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily.  We have purchased existing, income-producing properties, and newly-constructed properties. We have also invested in other real estate-related investments such as mortgage and mezzanine loans. We intend to hold the various real properties in which we have invested until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. As of September 30, 2017, we had seven real estate investments, six of which were consolidated through investments in joint ventures.

Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware (the “Operating Partnership”).  As of September 30, 2017, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner.  As of September 30, 2017, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

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

Organization

In connection with our initial capitalization, we issued 22.5 thousand shares of our common stock and 1.0 thousand shares of our convertible stock to Behringer on January 19, 2007.  Behringer transferred its shares of convertible stock to one of its affiliates on April 2, 2010. Behringer transferred its shares of convertible stock to an affiliate of Lightstone on February 10, 2017. As of September 30, 2017, we had 24.8 million shares of common stock outstanding and 1.0 thousand shares of convertible stock outstanding. The outstanding convertible stock is held by an affiliate of Lightstone.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

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

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

Real Estate

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

September 30, 2017	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below- Market Leases

Cost	$133,712	$33,549	$1,610	$(137)
Less: accumulated depreciation and amortization	(30,863)	(3,161)	(1,325)	82
Net	$102,849	$30,388	$285	$(55)

December 31, 2016	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below- Market Leases

Cost	$164,087	$45,885	$1,599	$(137)
Less: accumulated depreciation and amortization	(31,728)	(3,175)	(1,247)	72
Net	$132,359	$42,710	$352	$(65)

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

Real Estate Held for Sale

We classify properties as held for sale when certain criteria are met in accordance with GAAP.  At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property.  Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell.  We did not have any real estate assets classified as held for sale as of September 30, 2017 or December 31, 2016.

Restricted Cash

As required by our lenders, restricted cash is held in escrow accounts for anticipated capital expenditures, real estate taxes, and other reserves for our consolidated properties. Capital reserves are typically utilized for non-operating expenses such as tenant improvements, leasing commissions, and major capital expenditures. Alternatively, a lender may require its own formula for an escrow of capital reserves. Restricted cash may also include certain funds temporarily placed in escrows with qualified intermediaries in order to facilitate potential like-kind exchange transactions in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

We early adopted the new Financial Accounting Standards Board (“FASB”) guidance on December 31, 2016, which changed the presentation of our statements of cash flows and related disclosures for all periods presented and accordingly, the following is a summary of our cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the nine months ended September 30, 2016:

September 30, 2016
Cash and cash equivalents	$69,687
Restricted cash	6,994
Total cash, cash equivalents and restricted cash	$76,681

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

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

We believe the carrying value of our operating real estate assets and our investment in an unconsolidated joint venture is currently recoverable.  There were no impairment charges for the nine months ended September 30, 2017 and 2016.  However, if market conditions worsen unexpectedly or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

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

Revenue Recognition

We recognize rental revenue generated from leases of our operating properties on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. Leases associated with our multifamily, student housing, and hotel assets are generally short-term in nature, and thus have no straight-line rent.

Hotel revenue is derived from the operations of the Courtyard Kauai Coconut Beach Hotel and consists primarily of guest room, food and beverage, and other ancillary revenues such as laundry and parking. Hotel revenue is recognized as the services are rendered.

Accounts Receivable

Accounts receivable primarily consist of receivables related to our consolidated properties of $1.9 million and $1.4 million as of September 30, 2017 and December 31, 2016, respectively, and included straight-line rental revenue receivables of $0.4 million as of September 30, 2017 and December 31, 2016.  The allowance for doubtful accounts was insignificant as of both September 30, 2017 and December 31, 2016.

Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment are recorded at cost and are depreciated according to the Company’s capitalization policy, which uses the straight-line method over their estimated useful lives of five to seven years.  Furniture, fixtures, and equipment associated with properties classified as held for sale are not depreciated. Maintenance and repairs are charged to operations as incurred.  Accumulated depreciation associated with our furniture, fixtures, and equipment was $5.0 million and $9.9 million as of September 30, 2017 and December 31, 2016, respectively.

Deferred Financing Fees

Deferred financing fees are recorded at cost, accounted for as a reduction to notes payable, and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt. Deferred financing fees, net were $0.5 million and $0.8 million as of September 30, 2017 and December 31, 2016, respectively.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

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

During 2015, we recorded an aggregate provision for income tax of approximately $2.7 million representing estimated foreign income tax due as a result of the sale of two foreign investments, Alte Jakobstraße (“AJS”) and Holstenplatz.  During the third quarter of 2016, we recorded an income tax benefit of less than $0.1 million representing the difference in the actual taxes due and the originally estimated taxes payable on the sale of Holstenplatz.  During the third quarter of 2017, we recorded an aggregate income tax benefit of approximately $1.6 million consisting of (i) a refund of foreign income tax of approximately $0.8 million and (ii) the reversal of our previously estimated taxes payable on these sales of $0.8 million.

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

The Euro was the functional currency for the operations of AJS and Holstenplatz, which were both sold in 2015. As a result of the sale of AJS and Holstenplatz, we no longer have foreign operations. However, we still maintain a Euro-denominated bank account that is comprised primarily of the remaining undistributed proceeds from the sale of these properties, which we translate into U.S. dollars at the current exchange rate at each reporting period. As of September 30, 2017, we maintained approximately $5.2 million in Euro-denominated accounts. For the three and nine months ended September 30, 2017, the foreign currency translation adjustment was a gain of $0.2 million and $0.5 million, respectively. For the three and nine months ended September 30, 2016, the foreign currency translation adjustment was a gain of less than $0.1 million.

Concentration of Credit Risk

As of September 30, 2017 and December 31, 2016, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

Geographic and Asset Type Concentration

Our investments may at times be concentrated in certain asset types that are subject to higher risk of foreclosure, or secured by assets concentrated in a limited number of geographic locations. For the nine months ended September 30, 2017, 42% and 16% of our total revenues were derived from our properties located in Hawaii and Florida, respectively. Additionally, 42%, 31%, and 21% of our total revenues for the nine months ended September 30, 2017 were from our hotel, multifamily, and student housing investments, respectively. To the extent that our portfolio is concentrated in limited geographic regions or types of assets, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to fund our operations. The Courtyard Kauai Coconut Beach Hotel, our only hotel and sole property located in Hawaii, was sold on August 15, 2017. See Note 7 for additional information.

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

New Accounting Pronouncements to be Adopted

In May 2014, the FASB issued an update (“ASU 2014-09”) to ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  The new guidance will require companies to apply a five-step model in accounting for revenue arising from contracts with customers, as well as enhance disclosures regarding revenue recognition. Lease contracts will be excluded from this revenue recognition criteria; however, the sale of real estate will be required to follow the new model.  ASU 2014-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017. Either full retrospective adoption or modified retrospective adoption is permitted. The Company is continuing to evaluate the standard; however, we do not expect its adoption to have a significant impact on the consolidated financial statements, as substantially all revenues consist of rental income from leasing arrangements, which is specifically excluded from the standard.

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

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

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

In January 2017, the FASB issued an update (“ASU 2017-01”) to ASC Topic 805, Business Combinations, Clarifying the Definition of a Business. The guidance clarifies the definition of a business and assists in the evaluation of whether a transaction will be accounted for as an acquisition of an asset or as a business combination. The guidance provides a test to determine when a set of assets and activities acquired is not a business. When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. Under the updated guidance, an acquisition of a single property will likely be treated as an asset acquisition as opposed to a business combination and associated transaction costs will be capitalized rather than expensed as incurred. Additionally, assets acquired, liabilities assumed, and any noncontrolling interest will be measured at their relative fair values. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted, including for interim or annual periods for which financial statements have not yet been issued. Upon adoption of this guidance, we anticipate future acquisitions of real estate assets, if any, will likely qualify as an asset acquisition. Therefore, any future transaction costs associated with an asset acquisition will be capitalized and accounted for in accordance with the guidance in ASU 2017-01.

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

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

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

Recurring Fair Value Measurements

We may use interest rate swaps and caps to manage our interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, implied volatilities, and foreign currency exchange rates.

As of September 30, 2017, we have no derivative financial instruments.

Nonrecurring Fair Value Measurements

There were no impairment charges recorded during the nine months ended September 30, 2017 and 2016.

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

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

As of September 30, 2017 and December 31, 2016, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued and other liabilities, payables/receivables from related parties, and distributions payable to noncontrolling interests were at amounts that reasonably approximated their fair value based on their highly-liquid nature and short-term maturities. The fair value of the notes payable is categorized as a Level 2 in the fair value hierarchy.  The fair value was estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities.  The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.  Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2017 and December 31, 2016.

Carrying amounts of our notes payable and the related estimated fair value as of September 30, 2017 and December 31, 2016 are as follows:

	As of September 30, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable	$103,392	$107,582	$143,119	$146,790

7.	Real Estate and Real Estate-Related Investments

As of September 30, 2017, we consolidated six real estate assets in our consolidated balance sheet. The following table presents certain information about our consolidated investments as of September 30, 2017:

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

Courtyard Kauai Coconut Beach Hotel

On June 19, 2017, we, through our indirect 80%-owned subsidiaries, Kauai Coconut Beach, LLC and Kauai Coconut Beach Operator, LLC, (collectively, the “Sellers”) entered into an agreement (the “Courtyard Kauai Agreement”) to sell the Courtyard Kauai Coconut Beach Hotel, a 311-room hotel located in Kapaa, Hawaii, to KHS, LLC, (the “Buyer”) an unaffiliated third party, for a contractual sales price of $62.0 million.

On August 15, 2017, the Sellers completed the sale of the Courtyard Kauai Coconut Beach Hotel to the Buyer for $62.0 million pursuant to the terms of the Courtyard Kauai Agreement.  In connection with the transaction, the Buyer assumed the existing outstanding mortgage indebtedness of $36.0 million secured by the Courtyard Kauai Coconut Beach Hotel. The net proceeds from the disposition of the Courtyard Kauai Coconut Beach Hotel were approximately $24.1 million, after the payment of closing costs, expenses, pro rations and other working capital adjustments and a payment of a payment of approximately $1.7 million to the minority owner of the Courtyard Kauai Coconut Beach Hotel. In connection with the sale of the Courtyard Kauai Coconut Beach Hotel, we recognized a gain on sale of real estate of $20.9 million on our consolidated statements of operations during the third quarter of 2017.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

In connection with the sale of the Courtyard Kauai Coconut Beach Hotel, certain funds were placed in escrow with a qualified intermediary in order to facilitate potential like-kind exchange transactions in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended. The balance of the escrow account was approximately $27.0 million as of September 30, 2017 and is included in restricted cash on the consolidated balance sheet.

The disposition of the Courtyard Kauai Coconut Beach Hotel did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of the Courtyard Kauai Coconut Beach Hotel are reflected in the Company’s results from continuing operations for all periods presented through its respective date of disposition.

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

Both the senior loan and our mezzanine loan were in technical default at December 31, 2016 due to a delay in completion of the project. The project was subsequently completed in January 2017. On March 23, 2017, the Senior Lender executed a loan amendment extending the maturity date of the loan to March 24, 2018. The Senior Lender loan amendment also increased the interest rate 75 basis points to 30-day LIBOR plus 375 basis points and added provisions to require the maintenance of certain prescribed minimum occupancy and rental rates at future dates. On May 8, 2017, we amended the mezzanine loan agreement to mirror the maturity date of the senior loan and changed our interest rate to 11% for the entire balance of the loan. The amended mezzanine loan agreement was effective as of March 1, 2017. As of September 30, 2017, the outstanding principal balance under the mezzanine loan was $15.3 million. The Borrower funded all cost overruns.

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

In connection with our investment in the Huron, we capitalized interest of $176 during the nine months ended September 30, 2016. There was no interest capitalized on our investment in the Huron during the three months ended September 30, 2016 or during the 2017 periods. For the three and nine months ended September 30, 2017 and 2016, we recorded no equity in earnings (losses) of unconsolidated joint venture related to our investment in the Huron. The Company’s maximum exposure to losses associated with its unconsolidated joint venture is limited to its carrying value in this investment.

The following table sets forth our ownership interest in the Huron:

	Ownership Interest		Carrying Amount
Property Name	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
The Huron	N/A	N/A	$14,658	$14,658

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

Summarized balance sheet information for the unconsolidated joint venture as of September 30, 2017 and December 31, 2016, shown at 100%, is as follows:

	September 30, 2017	December 31, 2016
Total assets	$69,769	$72,272

Total debt, net	$61,745	$56,638

Total equity	$8,024	$11,957

Summarized statement of operations information for the unconsolidated joint venture for the periods indicated, shown at 100%, is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Total revenues	$1,962	$197	$2,069	$251
Net loss	(2,000)	(1,346)	(6,835)	(2,354)

9.	Variable Interest Entities

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

Unconsolidated VIEs

Included in the Company’s joint venture investments as of September 30, 2017 is the ADC Arrangement associated with the Huron, which is accounted for as an unconsolidated joint venture and is a VIE. Refer to Note 8 for further details on the ADC Arrangement. This arrangement was established to provide mezzanine financing to an unaffiliated third party that owns the Huron, an apartment complex in Denver, Colorado. Based on our reevaluation under ASU 2015-02, we determined that we are not the primary beneficiary of this VIE based on the rights of the general partner. The arrangement does not allow for substantive kick-out rights over the general partner and we do not have the power to direct the activities of the Huron that most significantly affect the entity’s economic performance. Accordingly, we have determined it is appropriate, consistent with past accounting, that the Huron ADC Arrangement will continue to be accounted for under the equity method.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

10.	Notes Payable

The following table sets forth information on our notes payable as of September 30, 2017 and December 31, 2016:

			Amount Due	Notes Payable as of
Description	Interest Rate	Maturity Date	at Maturity	September 30, 2017	December 31, 2016
Courtyard Kauai Coconut Beach Hotel	Repaid in full on 5/8/2017 (See note below)		$-	$-	$38,000
Gardens Medical Pavilion	4.90%	1/1/2018	12,480	12,587	12,899
River Club and the Townhomes at River Club	5.26%	5/1/2018	23,368	23,615	23,917
Lakes of Margate	5.49% and 5.92%	1/1/2020	13,384	14,042	14,243
Arbors Harbor Town	3.99%	1/1/2019	23,632	24,280	24,653
22 Exchange	3.93%	5/5/2023	16,875	19,051	19,307
Parkside(1)	5%	6/1/2018	9,560	9,817	10,100
Total debt			$99,299	103,392	143,119
Deferred financing fees				(490)	(787)
Total notes payable, net				$102,902	$142,332

_________________________________

(1) Includes approximately $0.1 million of unamortized premium related to debt we assumed at acquisition.

As of September 30, 2017, our outstanding notes payable were $102.9 million, net of deferred financing fees of $0.5 million, and had a weighted-average interest rate of 5.0%. For loans in place as of September 30, 2017, we have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the 22 Exchange and Parkside notes payable.

We are subject to various customary financial covenants, including, maintaining minimum debt service coverage ratios, loan to value ratios and liquidity. We did not meet the debt service coverage requirements for our 22 Exchange loan as of March 31, 2017, June 30, 2017 and September 30, 2017. As a result, we expect the lender to begin sweeping the cash from operations; however, the loan is not in default.

As of September 30, 2017, the Company had debt of approximately $12.6 million associated with Gardens Medical Pavilion, approximately $23.6 million associated with River Club and Townhomes at River Club, and $9.8 million associated with Parkside maturing in the next twelve months.

If we do not dispose of Gardens Medical Pavilion, River Club and Townhomes at River Club or Parkside by their maturity dates, we expect to repay the outstanding balances with available cash or refinance all or a portion of the balances outstanding.

The following table summarizes our contractual obligations for principal payments, based on initial scheduled maturity dates and does not reflect the exercise of any extension options, as of September 30, 2017:

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

Year	Amount Due
October 1, 2017 - December 31, 2017	$550
2018	46,808
2019	24,308
2020	13,771
2021	404
Thereafter	17,441
Total contractual obligations for principal payments	103,282
Unamortized premium	110
Total notes payable	103,392
Less: Deferred financing fees, net	(490)
Notes payable, net	$102,902

Courtyard Kauai Coconut Beach Hotel Debt

Our debt secured by Courtyard Kauai Coconut Beach Hotel, with an outstanding balance of $38 million as of December 31, 2016, was scheduled to mature on May 9, 2017. On May 8, 2017, we, through our 80% ownership interest in a joint venture between our indirect wholly owned subsidiary and JMI Realty, LLC, an unaffiliated third party (the “Kauai Joint Venture”), entered into a new mortgage facility of up to $44 million (the “Courtyard Kauai Loan”) with TH Commercial Investment Corp. Initial borrowings of $36 million were advanced under the Courtyard Kauai Loan and those funds plus additional cash were used to repay the then outstanding balance under the previous loan with Wells Fargo Bank. The Courtyard Kauai Loan bore interest at 30-day LIBOR plus 4.7% and was scheduled to mature in three years with two one-year extensions available. We had also guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the lender.

On August 15, 2017, the Courtyard Kauai Loan was assumed by the Buyer in connection with our sale of the Courtyard Kauai Coconut Beach Hotel. The outstanding balance as of the date of sale was $36.0 million. See Note 7 for additional information.

11.	Leasing Activity

Future minimum base rental payments of our office property, Gardens Medical Pavilion, and the retail space at 22 Exchange due to us under non-cancelable leases in effect as of September 30, 2017 are as follows:

Year	Amount Due
Remainder of 2017	$394
2018	1,362
2019	1,096
2020	995
2021	868
Thereafter	2,411
Total	$7,126

The schedule above does not include rental payments due to us from our multifamily and student housing properties, as leases associated with these properties typically are for periods of one year or less.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

12.	Derivative Instruments and Hedging Activities

We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations.  The hedging strategy of entering into interest rate caps and swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.

As of September 30, 2017, we did not have any derivative instruments and were not engage in any hedging activities.

Our derivative financial instruments had a nominal effect on the consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016.

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

We pay our external advisor acquisition and advisory fees of 1.5% of the amount paid in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets. In addition, we pay acquisition and advisory fees of 1.5% of the funds advanced in respect of a loan investment. We incurred no acquisition and advisory fees payable to our external advisor for the three and nine months ended September 30, 2017 and 2016 because we had no acquisitions during these periods.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

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

Our external advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the external advisor or its affiliates incur that are due to third parties or related to the additional services provided by our external advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. For the three and nine months ended September 30, 2017 and 2016, we incurred no acquisition expense reimbursements.

We pay our external advisor a debt financing fee of 0.5% of the amount available under any loan or line of credit made available to us and pay directly all third-party costs associated with obtaining the debt financing. During the second quarter of 2017, we incurred a debt financing fee of $0.2 million related to the Courtyard Kauai Loan. We incurred no debt financing fees for the three and nine months ended September 30, 2016.

We pay our external advisor a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable to us.  We incurred no development fees for the three and nine months ended September 30, 2017 and 2016.

We pay our external advisor a monthly asset management fee of one-twelfth of 0.7% of the value of each asset. The value of our assets will be the value as determined in connection with the establishment and publication of an estimated value per share unless the asset was acquired after our publication of an estimated value per share (in which case the value of the asset will be the contractual purchase price of the asset). For the three and nine months ended September 30, 2017, we expensed $0.4 million and $1.4 million, respectively, of asset management fees payable to our external advisor compared to $0.5 million and $1.6 million for the same periods in 2016, respectively.

Our external advisor is responsible for paying all of the expenses it incurs associated with persons employed by the external advisor to the extent that they provide services to us for which our external advisor receives an acquisition, asset management, or debt financing fee, including wages and benefits of the applicable personnel. Instead of reimbursing our external advisor for specific expenses paid or incurred in connection with providing services to us, we pay our external advisor an administrative services fee (also referred to as an administrative services reimbursement under the Lightstone Advisory Agreement) based on a budget of expenses prepared by the external advisor. The administrative services fee is intended to reimburse for all costs associated with providing services to us. For the calendar year ending December 31, 2017, the administrative services fee is $1.325 million annually, pro-rated for the first six months of the year and $1.30 million annually, pro-rated for the second six months of the year. Under the Fifth Advisory Agreement, for the calendar year ended December 31, 2016, the administrative services fee was the lesser of (i) $1.325 million per calendar year, and (ii) the actual costs of providing administrative services to us under the Fifth Advisory Agreement, payable in four equal quarterly installments within 45 days of the end of each calendar quarter. In addition, under the advisory management agreements, we are to reimburse the external advisor for certain due diligence services provided in connection with asset acquisitions and dispositions and debt financings separately from the administrative services fee. For the three and nine months ended September 30, 2017, we incurred and expensed such costs for administrative services and due diligence services of approximately $0.5 million and $1.2 million, respectively, compared to approximately $0.9 million and $1.2 million for the same periods in 2016, respectively. These amounts include less than $0.1 million related to certain due diligence services provided during the respective periods.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

Notwithstanding the fees and cost reimbursements payable to our external advisor pursuant to our advisory management agreement, under our charter we may not reimburse the external advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts, or other similar non-cash reserves and excluding any gain from the sale of our assets for that period unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2017, our total operating expenses (including the asset management fee) exceeded the limit on total operating expenses; however, our independent directors determined the excess expenses were justified because of our transition to the new external advisor.

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

We pay our property manager and affiliate of our external advisor, fees for the management, leasing, and construction supervision of our properties which is 4.0% of gross revenues of the properties managed by our property manager. We pay our property manager an oversight fee equal to 0.5% of the gross revenues of the property managed for any property for which we contract directly with a third-party property manager.  In no event will our property manager or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay our property manager directly for its services, we will pay our property manager a management fee or oversight fee, as applicable, based only on our economic interest in the property.  For the three and nine months ended September 30, 2017, we incurred and expensed property management fees or oversight fees to the related-party property manager of less than $0.1 million and $0.1 million, respectively, compared to $0.1 million and $0.4 million in the same periods in 2016, respectively.

We pay our property manager a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We incurred no construction management fees for the three and nine months ended September 30, 2017 and 2016.

As of September 30, 2017 and December 31, 2016, we had a payable to our external advisor and its affiliates of $0.1 million and $0.4 million, respectively. These balances consist of accrued fees, including asset management fees, administrative service expenses, property management fees, and other miscellaneous costs payable to our external advisor and property manager.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

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

Share Redemption Program

On November 8, 2017, our board of directors approved redemptions for the third quarter of 2017 totaling 239 thousand shares with an aggregate redemption payment of approximately $1.2 million. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for a full description of the price at which we redeem shares under our share redemption program.

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

Executive Overview

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis.  In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who were distressed or faced time-sensitive deadlines.  In addition, our opportunistic and value-add investment strategy has included investments in real estate-related assets that present opportunities for higher current income. Since inception, we have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily. We have purchased existing, income-producing properties and newly constructed properties. We have also invested in other real estate-related investments such as mortgage and mezzanine loans. We have made our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. Currently, our investments include multifamily and student housing communities, an office building, and a mezzanine loan. All of our current investments are located in the United States.

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

Liquidity and Capital Resources

We had unrestricted cash and cash equivalents of $53.2 million as of September 30, 2017. Our principal demands for funds going forward will be for the payment of (a) operating expenses, (b) interest and principal on our outstanding indebtedness, (c) share redemptions and (d) distributions, if any, authorized by our board of directors. Generally, we expect to meet cash needs for the payment of operating expenses, interest on our outstanding indebtedness and share redemptions with our cash flow from operations and to fund authorized distributions (if any) from available cash flow from operations and/or proceeds received from asset sales. To the extent that our cash flow from operations is not sufficient to cover our operating expenses, interest on our outstanding indebtedness, or share redemptions, we expect to use cash generated from borrowings and asset sales to fund such needs.

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

The debt secured by Courtyard Kauai Coconut Beach Hotel, with an outstanding balance of $38 million was scheduled to mature on May 9, 2017. On May 8, 2017, we, through our 80% ownership interest in a joint venture between our indirect wholly owned subsidiary and JMI Realty, LLC, an unaffiliated third party (the “Kauai Joint Venture”), entered into a new mortgage facility of up to $44 million (the “Courtyard Kauai Loan”) with TH Commercial Investment Corp. Initial borrowings of $36 million were advanced under the Courtyard Kauai Loan and those funds plus additional cash were used to repay the then outstanding balance under the previous loan with Wells Fargo Bank. The Courtyard Kauai Loan bore interest at 30-day LIBOR plus 4.7% and was scheduled to mature in three years with two one-year extensions available. We also had guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the lender.

On August 15, 2017, the Courtyard Kauai Loan was assumed by the buyer in connection with our sale of the Courtyard Kauai Coconut Beach Hotel. The outstanding balance as of the date of sale was $36.0 million. In connection with the sale of the Kauai Coconut Beach Hotel, certain funds were placed in escrow with a qualified intermediary in order to facilitate potential like-kind exchange transactions in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended. The balance of the escrow account was approximately $27.0 million as of September 30, 2017 and is included in restricted cash on the consolidated balance sheet. See Note 7 for additional information.

As of September 30, 2017, the Company had debt of approximately $12.6 million associated with Gardens Medical Pavilion, approximately $23.6 million associated with River Club and Townhomes at River Club, and $9.8 million associated with Parkside maturing in the next twelve months.

If we do not dispose of Gardens Medical Pavilion, River Club and Townhomes at River Club or Parkside by their maturity dates, we expect to repay the outstanding balances with available cash or refinance all or a portion of the balances outstanding. In addition to our debt obligations, we consider other factors in evaluating our liquidity. For example, to the extent our portfolio is concentrated in certain geographic regions and types of assets, downturns relating generally to such regions and assets may result in tenants defaulting on their lease obligations at a number of our properties within a short time period.  Such defaults could negatively affect our liquidity and adversely affect our ability to fund our ongoing operations. For the nine months ended September 30, 2017, 42% and 16% of our total revenues were derived from our properties located in Hawaii and Florida, respectively. Additionally, 42%, 31% and 21% of our total revenues were from our hotel, multifamily and student housing investments, respectively.

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

As of September 30, 2017, our outstanding notes payable were $102.9 million, net of deferred financing fees of $0.5 million, and had a weighted average interest rate of 5.0%. As of December 31, 2016, the Company had notes payable of $142.3 million, net of deferred financing fees of $0.8 million, with a weighted average interest rate of 3.9%. For loans in place as of September 30, 2017, we have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the 22 Exchange and Parkside notes payable.

We are subject to various customary financial covenants, including, maintaining minimum debt service coverage ratios, loan to value ratios and liquidity.  We did not meet the debt service coverage requirements for our 22 Exchange loan as of March 31, 2017, June 30, 2017 and September 30, 2017. As a result, we expect the lender to begin sweeping the cash from operations; however, the loan is not in default.

One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of September 30, 2017. The table information is based on initial scheduled maturity dates and does not reflect the exercise of any extension options (dollars in thousands):

	Remainder of
	2017	2018	2019	2020	2021	Thereafter	Total
Principal maturities (1)	$550	$46,808	$24,308	$13,771	$404	$17,441	$103,282
Interest payments	1,219	3,306	1,581	786	704	967	8,563
Total	$1,769	$50,114	$25,889	$14,557	$1,108	$18,408	$111,845

(1)  Does not include approximately $0.1 million of unamortized premium related to debt we assumed on our acquisition of Parkside.

Results of Operations

As of September 30, 2017, we had seven real estate investments, six of which were consolidated through investments in joint ventures. As of September 30, 2016, we had eight real estate investments, seven of which were consolidated, (one wholly owned and six properties consolidated through investments in joint ventures). We sold the Courtyard Kauai Coconut Beach Hotel on August 15, 2017 and Lakewood Flats on August 16, 2016.

Our results of operations for the respective periods presented reflect decreases in most categories principally resulting from our dispositions of Courtyard Kauai Coconut Beach Hotel in August 2017 (the “2017 Disposition”) and Lakewood Flats in August 2016 (the “2016 Disposition” and together with the 2017 Disposition, the “Dispositions”). Properties owned by us during the entire periods presented are referred to as our “Same Store” properties.

The disposition of the Courtyard Kauai Coconut Beach Hotel did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of the Courtyard Kauai Coconut Beach Hotel are reflected in the Company’s results from continuing operations for all periods presented through its respective date of disposition.

Three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

The following table provides summary information about our results of operations for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,		Change		Change due to	Change due to
Description	2017	2016	Amount	Percentage	Disposition(1)	Same Store(2)
Rental revenues	$6,122	$6,740	$(618)	$(9)%	$(843)	$225
Hotel revenues	2,653	4,653	(2,000)	(43.0)%	(2,000)	-
Property operating expenses	2,697	2,635	62	2.4%	(202)	264
Hotel operating expenses	1,921	3,509	(1,588)	(45.3)%	(1,588)	-
Interest expense, net	1,601	1,561	40	2.6%	60	(20)
Real estate taxes	1,090	1,197	(107)	(8.9)%	(241)	134
Property management fees	285	374	(89)	(23.8)%	(80)	(9)
Asset management fees(3)	426	554	(128)	(23.1)%	(39)	(89)
General and administrative	863	705	158	22.4%	-	158
Depreciation and amortization	2,353	2,616	(263)	(10.1)%	(355)	92

(1)	Represents the amount of decrease for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 as a result of our dispositions of Courtyard Kauai Coconut Beach Hotel in August 2017 and Lakewood Flats in August 2016.
(2)	Represents the change for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 for real estate and real estate-related investments owned by us during the entire periods presented, excluding any we have classified as held for sale. Same Store for the periods ended September 30, 2017 and 2016 includes the operating results of Gardens Medical Pavilion, River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town, 22 Exchange and Parkside.
(3)	Asset management fees payable to the external advisor are an obligation of the Company, and as such, asset management fees associated with all investments owned during the period are classified in continuing operations. Therefore, the amounts above include asset management fees associated with any property owned during a particular period, including those related to our disposed properties.

The following table reflects total rental and hotel revenues and total property and hotel operating expenses for the three months ended September 30, 2017 and 2016 for: (i) our Same Store properties and (ii) the Dispositions (dollars in thousands):

	Three Months Ended September 30,
Description	2017	2016	Change
Revenues:
Same store	$6,122	$5,897	$225
Disposition	2,653	5,496	(2,843)
Total revenues	$8,775	$11,393	$(2,618)

Property and hotel operating expenses:
Same store	$2,697	$2,433	$264
Disposition	1,921	3,711	(1,790)
Total property and hotel operating expenses	$4,618	$6,144	$(1,526)

The tables below reflect occupancy and effective monthly rental rates for our Same Store operating properties:

	Occupancy (%)		Effective Monthly Rent per Square Foot/Unit/Bed ($)(1)
	As of September 30,		As of September 30,
Property	2017	2016	2017	2016
Gardens Medical Pavilion	74%	66%	$2.26	$2.08	per sq. ft.
River Club and the Townhomes at River Club	96%	99%	413.91	408.06	per bed
Lakes of Margate	89%	95%	1,283.22	1,256.74	per unit
Arbors Harbor Town	94%	94%	1,241.43	1,208.90	per unit
22 Exchange	80%	90%	571.49	499.45	per bed
Parkside	95%	93%	1,143.29	1,125.63	per unit

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

Revenues.  Rental revenues for the three months ended September 30, 2017 were $6.1 million, a decrease of $0.6 million, compared to $6.7 million the same period in 2016.  Excluding the effect of the 2016 Disposition, our rental revenues increased slightly by $0.2 million for our Same Store properties.

Hotel revenues for the three months ended September 30, 2017 were $2.7 million, a decrease of $2.0 million, compared to $4.7 million for the same period in 2016. The change in our hotel revenues was attributable to the 2017 Disposition.

Property Operating Expenses.    Property operating expenses for the three months ended September 30, 2017 were $2.7 million, an increase of $0.1 million, compared to $2.6 million for the same period in 2016. Excluding the effect of the 2016 Disposition, our property operating expenses increased by $0.3 million for our Same Store properties.

Hotel Operating Expenses.  Hotel operating expenses for the three months ended September 30, 2017 were $1.9 million, a decrease of $1.6 million, compared to $3.5 million for the same period in 2016. The decrease in hotel operating expenses was due to the aforementioned disposition of the Courtyard Kauai Coconut Beach Hotel on August 15, 2017.

Interest Expense, net.   Interest expense for the three months ended September 30, 2017 and 2016 was unchanged at $1.6 million.

Real Estate Taxes.  Real estate taxes for the three months ended September 30, 2017 were $1.1 million, a slight decrease of $0.1 million, compared to $1.2 million for the same period in 2016.

Property Management Fees.   Property management fees, which are based on revenues, were $0.3 million for the three months ended September 30, 2017 and $0.4 million for the three months ended September 30, 2016, and were comprised of property management fees paid to unaffiliated third parties and our property manager.

Asset Management Fees.   Asset management fees for the three months ended September 30, 2017 and 2016 were $0.4 million and $0.6 million, respectively, and were comprised of asset management fees paid to our external advisor and third parties with respect to our investments. Asset management fees for the three months ended September 30, 2016 include fees related to the Dispositions of less than $0.1 million.

General and Administrative Expenses.   General and administrative expenses, which increased slightly by $0.2 million during the three months ended September 30, 2017 compared to the same period in 2016, consists of audit fees, legal fees, board of directors’ fees, and other administrative expenses.

Depreciation and Amortization.   Depreciation and amortization decreased by $0.3 million during the three months ended September 30, 2017 compared to the same period in 2016. Excluding the effect of the Dispositions, our depreciation and amortization increased slightly by $0.1 million for our Same Store properties.

Gain on Sale of Real Estate.   On August 15, 2017, we sold the Courtyard Kauai Coconut Beach Hotel for a contractual sales price of approximately $62.0 million, resulting in a third quarter gain on sale of real estate of $20.9 million. Additionally, we recognized a $0.4 million gain on sale of real estate during the nine months ended September 30, 2017 related to escrow reimbursements received from the Lakewood Flats outstanding insurance claim. On August 16, 2016, we sold Lakewood Flats for a contract sales price of approximately $68.8 million, resulting in a gain on sale of real estate of $11.5 million and a deferred gain of approximately $1.2 million. The deferred gain represented the amount of monies held in escrow to be reimbursed upon completion of the property’s outstanding insurance claim. The remaining deferred gain escrow balance as of September 30, 2017 was approximately $0.6 million.

Nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

The following table provides summary information about our results of operations for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine Months Ended September 30,		Change
Description	2017	2016	Amount	Percentage	Change due to Disposition(1)	Change due to Same Store(2)
Rental revenues	$18,345	$21,590	$(3,245)	(15)%	$(4,084)	$839
Hotel revenues	13,207	13,946	(739)	(5.3)%	(739)	-
Property operating expenses	6,758	7,128	(370)	(5.2)%	(867)	497
Hotel operating expenses	9,167	10,219	(1,052)	(10.3)%	(1,052)	-
Interest expense, net	4,843	4,692	151	3.2%	45	106
Real estate taxes	3,315	4,113	(798)	(19.4)%	(997)	199
Property management fees	1,043	1,164	(121)	(10.4)%	(144)	23
Asset management fees(3)	1,445	1,773	(328)	(18.5)%	(14)	(314)
General and administrative	2,624	2,246	378	16.8%	-	378
Depreciation and amortization	7,499	8,396	(897)	(10.7)%	(950)	53

(1)	Represents the amount of decrease for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 as a result of our Dispositions.
(2)	Represents the change for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 for real estate and real estate-related investments owned by us during the entire periods presented, excluding any we have classified as held for sale. Same Store for the periods ended September 30, 2017 and 2016 includes the operating results of Gardens Medical Pavilion, River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town, 22 Exchange and Parkside.
(3)	Asset management fees payable to the external advisor are an obligation of the Company, and as such, asset management fees associated with all investments owned during the period are classified in continuing operations. Therefore, the amounts above include asset management fees associated with any property owned during a particular period, including those related to our disposed properties.

The following table reflects total rental and hotel revenues and total property and hotel operating expenses for the nine months ended September 30, 2017 and 2016 for: (i) our Same Store properties and (ii) our Dispositions (dollars in thousands):

	Nine Months Ended September 30,
Description	2017	2016	Change
Revenues:
Same store	$18,345	$17,506	$839
Disposition	13,207	18,030	(4,823)
Total revenues	$31,552	$35,536	$(3,984)

Property and hotel operating expenses:
Same store	$6,758	$6,261	$497
Disposition	9,167	11,086	(1,919)
Total property and hotel operating expenses	$15,925	$17,347	$(1,422)

The tables below reflect occupancy and effective monthly rental rates for our Same Store operating properties:

	Occupancy (%)		Effective Monthly Rent per Square Foot/Unit/Bed ($)(1)
	As of September 30,		As of September 30,
Property	2017	2016	2017	2016
Gardens Medical Pavilion	74%	66%	$2.26	$2.08	per sq. ft.
River Club and the Townhomes at River Club	96%	99%	413.91	408.06	per bed
Lakes of Margate	89%	95%	1,283.22	1,256.74	per unit
Arbors Harbor Town	94%	94%	1,241.43	1,208.90	per unit
22 Exchange	80%	90%	571.49	499.45	per bed
Parkside	95%	93%	1,143.29	1,125.63	per unit

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

Revenues.  Rental revenues for the nine months ended September 30, 2017 were $18.3 million, a decrease of $3.3 million, compared to $21.6 million for the same period in 2016.  Excluding the effect of the Dispositions, our rental revenues increased by $0.8 million for our Same Store properties.

Hotel revenues for the nine months ended September 30, 2017 were $13.2 million, a decrease of $0.7 million, compared to $13.9 million for the same period in 2016. The change in our hotel revenues was attributable to the 2017 Disposition.

Property Operating Expenses.  Property operating expenses for the nine months ended September 30, 2017 were $6.8 million, a decrease of $0.3 million, compared to $ 7.1 million for the same period in 2016. Excluding the effect of our 2016 Disposition, our property operating expenses increased by $0.5 million for our Same Store properties.

.

Hotel Operating Expenses.  Hotel operating expenses for the nine months ended September 30, 2017 were $9.2 million, a decrease of $1.0 million, compared to $10.2 million for the same period in 2016. The decrease in hotel operating expenses was due to the aforementioned disposition of the Courtyard Kauai Coconut Beach Hotel on August 15, 2017.

Interest Expense, net.   Interest expense for the nine months ended September 30, 2017 was $4.8 million, an increase of $0.1 million, compared to $4.7 million for the same period in 2016. Excluding the effect of the Dispositions, our interest expense increased slightly by $0.1 million.

Real Estate Taxes.  Real estate taxes for the nine months ended September 30, 2017 were $3.3 million, a decrease of $0.8 million, compared to $4.1 million for the same period in 2016. Excluding the effect of the Dispositions, our real estate taxes slightly increased by $0.2 million for our Same Store properties.

Property Management Fees.   Property management fees, which are based on revenues, were $1.0 million for the nine months ended September 30, 2017 and $1.2 million, for the nine months ended September 30, 2016, and were comprised of property management fees paid to unaffiliated third parties and our property manager.

Asset Management Fees.   Asset management fees for the nine months ended September 30, 2017 and 2016 were $1.4 million and $1.8 million, respectively, and were comprised of asset management fees paid to our external advisor and third parties with respect to our investments. Asset management fees for the nine months ended September 30, 2016 include fees related to the Dispositions of less than $0.1 million.

General and Administrative Expenses.   General and administrative expenses, which increased by $0.4 million during the nine months ended September 30, 2017 compared to the same period in 2016, consists of audit fees, legal fees, board of directors’ fees, and other administrative expenses.

Depreciation and Amortization.   Depreciation and amortization was $7.5 million, a decrease of $0.9 million, compared to $8.4 million for the same period in 2016. Excluding the effect of the Dispositions, our depreciation and amortization was relatively constant for our Same Store properties.

Gain on Sale of Real Estate.   On August 15, 2017, we sold the Courtyard Kauai Coconut Beach Hotel for a contractual sales price of approximately $62.0 million, resulting in a third quarter gain on sale of real estate of $20.9 million. Additionally, we recognized a $0.7 million gain on sale of real estate during the nine months ended September 30, 2017 related to escrow reimbursements received from the Lakewood Flats outstanding insurance claim. On August 16, 2016, we sold Lakewood Flats for a contractual sales price of approximately $68.8 million, resulting in a third quarter gain on sale of real estate of approximately $11.5 million and a deferred gain of approximately $1.2 million. The deferred gain represented the amount of monies held in escrow to be reimbursed upon completion of the property’s outstanding insurance claim. The remaining deferred gain escrow balance as of September 30, 2017 was approximately $0.6 million.

Summary of Cash Flows

Operating activities

Net cash flows provided by operating activities of $4.6 million for the nine months ended September 30, 2017 consists of the following:

•	cash inflows of approximately $4.6 million from our net income after adjustment for non-cash items; and

•	cash outflows of approximately $0.1 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash provided by investing activities of $22.5 million for the nine months ended September 30, 2017 consists primarily of the following:

•	proceeds of $24.1 million from the disposition of the Courtyard Kauai Coconut Beach Hotel; and

•	capital expenditures of $1.5 million.

Financing activities

The net cash used in financing activities of $12.9 million for the nine months ended September 30, 2017 consists primarily of the following:

•	net debt principal payments $3.6 million;

•	payment of loan fees and expenses of $1.5 million;

•	aggregate distributions to our noncontrolling interests of $5.5 million; and

•	redemptions and cancellation of common stock of $2.4 million.

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

Our calculation of FFO for the three and nine months ended September 30, 2017 and 2016 is presented below (dollars in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$20,537	$9,324	$18,269	$7,131
FFO adjustments:
Depreciation and amortization of real estate assets	2,353	2,616	7,499	8,396
Gain on sale of real estate and other assets, net	(21,336)	(11,462)	(21,619)	(11,462)
Income tax benefit associated with real estate sale (1)	(1,592)	(29)	(1,592)	(29)
FFO	(38)	449	2,557	4,036

Net income	$20,537	$9,324	$18,269	$7,131
Less: income attributable to noncontrolling interests	(4,430)	59	(4,557)	14
Net income applicable to Company's common shares	$16,107	$9,383	$13,712	$7,145
Net income per common share, basic and diluted	$0.65	$0.37	$0.55	$0.28

FFO	$(38)	$449	$2,557	$4,036
Less: FFO attributable to noncontrolling interests	(67)	(244)	(833)	(916)
FFO attributable to Company's common shares	$(105)	$205	$1,724	$3,120
FFO per common share, basic and diluted	$(0.00)	$0.01	$0.07	$0.12

Weighted average number of common shares
outstanding, basic and diluted	24,899	25,391	25,031	25,470

(1)	During 2015, we recorded an aggregate provision for income tax of approximately $2.7 million representing estimated foreign income tax due as a result of the sale of two foreign investments, Alte Jakobstraße (“AJS”) and Holstenplatz. During the third quarter of 2017, we recorded an aggregate income tax benefit of approximately $1.6 million consisting of (i) a refund of foreign income tax of approximately $0.8 million and (ii) the reversal of our previously estimated taxes payable on these sales of $0.8 million.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

The Euro was the functional currency for the operations of Alte Jakobstraße (“AJS”) and Holstenplatz, which were both sold in 2015. As a result of the sale of AJS and Holstenplatz, we no longer have foreign operations. However, we still maintain a Euro-denominated bank account that is comprised primarily of the remaining undistributed proceeds from the sale of these properties, which we translate into U.S. dollars at the current exchange rate at each reporting period. As of September 30, 2017, we maintained approximately $5.2 million in Euro-denominated accounts.

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  However, all of our outstanding notes payable of $103.4 million, excluding deferred financing fees, as of September 30, 2017 were subject to fixed interest rates.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of September 30, 2017, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control-New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of September 30, 2017, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Any redemption requests are honored pro rata among all requests received based on funds available and are not honored on a first come, first served basis. During the quarter ended September 30, 2017, our board of directors approved all Ordinary Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 223,105 shares redeemed for approximately $1.1 million (approximately $5.14 per share). During the quarter ended September 30, 2017,  our board of directors redeemed all Exceptional Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 15,869 shares redeemed for $91,992 (approximately $5.80 per share). All redemptions were funded with cash on hand.

During the quarter ended September 30, 2017, we redeemed shares as follows (including both Ordinary Redemptions and Exceptional Redemptions):

2017	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
July	—	$—	—
August	238,974		238,974	(1)
September	—	—	—
	238,974	$5.19	238,974

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE
INVESTMENT TRUST V, INC.
(FORMERLY BEHRINGER HARVARD
OPPORTUNITY REIT II, INC.)

Dated: November 14, 2017	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer
Principal Financial Officer

Index to Exhibits

Exhibit Number	Description
3.1	Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on November 14, 2012)
3.2	Second Amended and Restated Bylaws, as amended by Amendment No. 1. (incorporated by reference to Exhibit 3.2 to Form 10-Q filed on November 13, 2013)
3.3	Articles of Amendment (incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 24, 2017)
4.1	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 28, 2013)
10.1	Reinstatement and Second Amendment to Contract of Sale between 7425 La Vista LLC and DFW Lakewood Flats Apartments LLC dated July 22, 2016 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on July 27, 2016)
10.2	Fifth Amended and Restated Advisory Management Agreement between Behringer Harvard Opportunity REIT II, Inc. and Behringer Harvard Opportunity Advisors II, LLC dated July 25, 2016 (incorporated by reference to Exhibit 10.4 to Form 8-K filed on July 27, 2016)
10.3	Second Amendment to Amended and Restated Property Management and Leasing Agreement by and among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP, and several affiliated special purpose entities and Behringer Harvard Opportunity Management Services, LLC and Behringer Harvard Real Estate Services, LLC dated July 25, 2016 (incorporated by reference to Exhibit 10.5 to Form 8-K filed on July 27, 2016)
10.4	Termination of Advisory Management Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity Advisors II, LLC, and Stratera Services, LLC effective as of February 10, 2017 (incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 16, 2017)
10.5	Termination of Property Management and Leasing Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP and several affiliated special purpose entities, Behringer Harvard Opportunity Management Services, LLC, and Behringer Harvard Real Estate Services, LLC, and Stratera Services, LLC effective as of February 10, 2017 (incorporated by reference to Exhibit 10.7 to Form 10-K filed on March 16, 2017)
10.6	Advisory Management Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP and LSG-BH II Advisor LLC (“LSG-BH II Advisor”) effective as of February 10, 2017 (incorporated by reference to Exhibit 10.8 to Form 10-K filed on March 16, 2017)
10.7	Advisory Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP and LSG Development Advisor LLC (“LSG-BH II Advisor”) effective as of February 10, 2017 (incorporated by reference to Exhibit 10.9 to Form 10-K filed on March 16, 2017)
10.8	Property Management and Leasing Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP and several affiliated special purpose entities, and LSG-BH II Property Manager LLC effective as of February 10, 2017 (incorporated by reference to Exhibit 10.10 to Form 10-K filed on March 16, 2017)
10.9	Loan Agreement dated May 8, 2017 with TH Commercial Mortgage LLC (previously filed in and incorporated by reference to Form 10-Q, filed on August 14, 2017)
10.10

Purchase and Sale Agreement among Kauai Coconut Beach, LLC and Kauai Coconut Beach Operator, LLC, as seller, and KS, LLC, as purchaser, effective as of June 19, 2017 (previously filed in and incorporated by reference to Form 10-Q, filed on August 14, 2017)

14.0	Code of Business Conduct and Ethics (previously filed in and incorporated by reference to Form 10-Q, filed on August 14, 2017)
99.1	Third Amended and Restated Share Redemption Program of Behringer Harvard Opportunity REIT II, Inc. adopted as of May 15, 2014 (incorporated by reference to Exhibit 99.2 to Form 8-K filed on May 16, 2014)
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 14, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

