Form 10-K
period 2017-12-31
Lightstone Value Plus Real Estate Investment Trust V, Inc.
filed 2018-03-29
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

(888) 808-7348

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

There is no established market for the Registrant’s common stock. The Registrant has adopted a Policy for Estimation of Common Stock Value (the “Estimated Valuation Policy”) pursuant to which it has estimated the net asset value per share of its common stock (“NAV per Share”).  As of September 30, 2017, the estimated NAV per Share was $7.98. For a full description of the methodologies used to estimate the NAV per Share of the Registrant’s common stock, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Market Information” included in this Annual Report on Form 10-K. There were 24,996,586 shares of common stock outstanding as of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter. As of March 16, 2018, the registrant had 24.6 million shares of common stock outstanding.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST V, INC.

(FORMERLY BEHRINGER HARVARD OPPORTUNITY REIT II, INC.)

FORM 10-K

Year Ended December 31, 2017

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of Lightstone Value Plus Real Estate Investment Trust V, Inc. (formerly Behringer Harvard Opportunity REIT II, Inc.) and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including our ability to make accretive real estate or real estate-related investments, rent space on favorable terms, to address our debt maturities and to fund our liquidity requirements, to sell our assets when we believe advantageous to achieve our investment objectives, our anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our stockholders, the estimated net asset value per share of our common stock (“NAV per Share”), and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

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

PART I

Item 1.    Business.

Organization

Behringer Harvard Opportunity REIT II, Inc., which changed its name to Lightstone Value Plus Real Estate Investment Trust V, Inc. effective July 20, 2017, (which may be referred to as the “Company,” “we,” “us,” or “our”) was organized as a Maryland corporation on January 9, 2007 and has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes.

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis.  In particular, we have and expect to continue to focus generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. We have and expect to continue to acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily. We have and expect to continue to purchase existing, income-producing properties, and newly-constructed properties. Additionally, we have and may continue to invest in other real estate related investments, such as mortgage and mezzanine loans. We currently intend to hold our various real properties until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. From our inception through December 31, 2017, we have made an aggregate of 22 investments, including the origination of a mezzanine and a mortgage loan. With respect to these 22 investments, we have cumulatively disposed of 15 investments through December 31, 2017, including the repayment of the mortgage and mezzanine loans that we originated. Additionally, during 2013 we sold eight of the nine medical office buildings which comprised our Florida MOB Portfolio investment. We will not count the sale of these eight medical office buildings as the disposition of an investment until we sell the remaining medical office building, the Gardens Medical Pavilion, which was part of the Florida MOB Portfolio.

Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware (the “Operating Partnership”). As of December 31, 2017, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner. As of December 31, 2017, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

Subject to the oversight of our board of directors, our business has been managed by an external advisor since the commencement of our initial public offering and we have no employees. From January 4, 2008 through February 10, 2017, an affiliate of Stratera Services, LLC, formerly known as “Behringer Harvard Holdings, LLC” (“Behringer”), acted as our external advisor (the “Behringer Advisor”). On February 10, 2017, we terminated our engagement of Behringer Advisor and engaged affiliates of The Lightstone Group, LLC (“Lightstone”), LSG-BH II Advisor LLC and LSG Development Advisor LLC (collectively, the “Advisor”), to provide advisory services to us. Our external advisor is responsible for managing our day-to-day affairs and for services related to our acquisition, financing and disposition activities.

Our office is located at 1985 Cedar Bridge Avenue, Suite 1, Lakewood, New Jersey 08701 and our toll-free telephone number is (888) 808-7348.

Public Offerings of Common Stock

We commenced an initial public offering of our common stock on January 21, 2008 (the "Initial Offering"), including shares offered pursuant to our distribution reinvestment plan (the “DRP”). On July 3, 2011, the Initial Offering terminated in accordance with its terms. On July 5, 2011, we commenced a follow-on public offering of our common stock (the "Follow-On Offering"), including shares offered pursuant to our DRP. We terminated the primary component of the Follow-On Offering effective March 15, 2012 and the DRP component effective April 3, 2012. We raised gross offering proceeds of approximately $265.3 million from the sale of approximately 26.7 million shares under the Offerings, including shares sold under the DRP.

In connection with our initial capitalization, we issued 22,471 shares of our common stock and 1,000 shares of our convertible stock to Behringer on January 19, 2007. Behringer transferred its shares of convertible stock to one of its affiliates on April 2, 2010.

As of April 2012, when we terminated the offering, we had issued 26.7 million shares of our common stock, including 22,471 shares owned by Behringer and 2.2 million shares issued through the DRP. As of December 31, 2017, we had redeemed 2.1 million shares of our common stock and had 24.6 million shares of common stock outstanding. As of December 31, 2017, we had 1,000 shares of convertible stock outstanding held by an affiliate of Lightstone, which shares were transferred from Behringer on February 10, 2017. Our common stock is not currently listed on a national securities exchange.  The timing of a liquidity event for our stockholders will depend upon then prevailing market conditions. We previously targeted the commencement of a liquidity event within six years after the termination of our initial public offering, which occurred on July 3, 2011. On June 29, 2017, our board of directors elected to extend the targeted timeline an additional six years until June 30, 2023 based on their assessment of our investment objectives and liquidity options for our stockholders. However, we can provide no assurances as to the actual timing of the commencement of a liquidity event for our stockholders or the ultimate liquidation of the Company. We will seek stockholder approval prior to liquidating our entire portfolio.

2017 Highlights

During 2017, we completed the following key transactions:

•	On August 15, 2017, we and our joint venture partner sold the Courtyard Kauai Coconut Beach Hotel for a contractual sales price of $62.0 million, resulting in a gain on sale of real estate of $20.9 million. In connection with the sale, the third party buyer assumed the existing indebtedness of approximately $36.0 million secured by the property.

•	On November 30, 2017, we acquired the Flats at Fishers Marketplace (“Flats at Fishers”) for a contractual purchase price of $36.9 million. The acquisition was funded with proceeds from asset sales.

•	On December 15, 2017, we received proceeds of approximately $21.6 million related to our equity method investment in Prospect Park.

For further information regarding our consolidated real estate properties, see Item 2.

Investment Objectives

Our primary investment objectives are:

•	to realize growth in the value of our investments; and

•	income without subjecting our investors’ capital contribution to undue risk.

Investment Policies

We have and expect to continue to invest in commercial properties, such as office, industrial, retail, hospitality, multifamily, existing income-producing properties, and newly-constructed properties that are initially identified as opportunistic and value-add investments with significant possibilities for capital appreciation due to their property-specific characteristics or their market characteristics.

We have disposed of 15 of our original portfolio assets through December 31, 2017, including the repayment of the mortgage and mezzanine loans that we previously originated.

We have and expect to continue to generally make our real estate investments in fee title or a long-term leasehold estate through the Operating Partnership or indirectly through special purpose limited liability companies or through investments in joint ventures, partnerships, co-tenancies, or other co-ownership arrangements with the developers of the properties or other persons.

Borrowing Policies

There is no limitation on the amount we may invest in or borrow related to any single property or other investment. Under our charter, the maximum amount of our indebtedness cannot exceed 300% of our “net assets” (as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors. In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our board of directors must review our aggregate borrowings at least quarterly. As of December 31, 2017, we had an aggregate debt leverage ratio of approximately 38.1% of the aggregate value of our assets.

Disposition Policies

As each of our investments reaches what we believe to be the asset’s optimum value during the expected life of the program, we will consider disposing of the investment and may do so for the purpose of reinvesting the net sales proceeds into real estate and real estate-related investments, distributing the net sale proceeds to our stockholders or satisfying our obligations. A property may be sold before or after the expected holding period if, in the judgment of our Advisor and our independent board, the sale of the property is determined to be in the best interests of the Company and its stockholders.

Distribution Policy

U.S. federal tax law requires a REIT to distribute at least 90% of its annual REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles, or GAAP) determined without regard to the deduction for dividends paid and excluding any net capital gain. In order to continue to qualify for REIT status, we may be required to make distributions in excess of cash available. Distributions are authorized at the discretion of our board of directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. Such analyses may include actual and anticipated operating cash flow, capital expenditure needs, general financial and market conditions, proceeds from asset sales and other factors that our board of directors deems relevant. Our board of directors’ decisions will be substantially influenced by their obligation to ensure that we maintain our federal tax status as a REIT. We cannot provide assurance that we will pay distributions at any particular level, or at all.

Prior to 2012, our board of directors declared distributions on a quarterly basis based on daily record dates, portions of which were paid on a monthly basis. During the first quarter of 2012, our board of directors determined to cease regular, monthly distributions in favor of payment of periodic special distributions.

Since 2012, our board of directors has declared a total of $77.1 million, or $3.00 per share of common stock, in special cash distributions, all of which were paid to stockholders during 2014, 2015, and 2016. These special cash distributions were paid with a portion of proceeds from asset sales. We did not make any special cash distributions during 2017.

Competition

We are subject to significant competition in seeking tenants for the leasing of our properties and buyers for the potential sale of our properties. The competition for creditworthy tenants is intense, and we have been required to provide rent concessions, incur charges for tenant improvements, and provide other inducements in order to lease vacant space at our properties.  Without these inducements, we may not be able to continue to lease vacant space timely, or at all, which would adversely impact our results of operations.  We also compete with sellers of similar properties when we sell properties, which may result in our receiving lower proceeds from the sale of our properties or not being able to sell our properties at prices that will achieve our original return objectives. We compete for buyers and tenants with many third parties engaged in real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies, and other entities. Many of our competitors, including larger REITs, have greater financial resources than we have and generally may be able to accept more risk. They also may enjoy competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

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

Employees

We have no employees. Our Advisor and its affiliates perform a full range of real estate services for us, including asset management, accounting, legal, property management, and investor relations services.

We are dependent on the Advisor and its affiliates for services that are essential to us, including asset management and acquisition, disposition and financing activities, and other general administrative responsibilities. If these companies were unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from other sources.

Financial Information About Industry Segments

Our current business consists of owning, managing, operating, leasing, developing, investing in, and disposing of real estate and real estate-related investments. We internally evaluate all of our real estate investments as one reportable segment, and, accordingly, we do not report segment information.

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports with the Securities Exchange Commission (the “SEC”). We also have filed with the SEC registration statements in connection with the Offerings. Copies of our filings with the SEC may be obtained from our website at www.lightstonecapitalmarkets.com or at the SEC’s website at www.sec.gov. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Annual Report on Form 10-K.

Item 1A. Risk Factors.

The factors described below represent the principal risks of an investment in our shares and that could cause our actual results to differ materially from those presented in our forward-looking statements. Other factors may exist that we do not consider significant based on information that is currently available or that we are not currently able to anticipate. Our stockholders may be referred to as “you” or “your” in this Item 1A. “Risk Factors” section.

Risks Related to an Investment in Lightstone Value Plus Real Estate Investment Trust V, Inc. (formerly Behringer Harvard Opportunity REIT II, Inc.)

There currently is no public trading market for our shares; therefore, it may be difficult for you to sell your shares. If you are able to sell your shares, you may have to sell them at a substantial discount from our estimated net asset value per common share (“NAV per Share”).

There currently is no public market for our shares and our charter does not require our board of directors to provide liquidity to our stockholders by a specified date, or at all. In addition, if you are able to sell your shares, the price you receive for the sale of any shares of our common stock is likely to be less than the estimated NAV per Share.

Therefore, it will be difficult for you to sell your shares promptly or at all. You may not be able to sell your shares in the event of an emergency, and, if you are able to sell your shares, you may have to sell them at a substantial discount from the estimated NAV per Share. It is also likely that your shares would not be accepted as the primary collateral for a loan.

We may not successfully implement an exit strategy, in which case you may have to hold your investment for an indefinite period.

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

As a result, if we do not begin the process of liquidating (or listing our shares on a national securities exchange) by June 2023, our charter requires that we hold a stockholders meeting to vote on a proposal for our orderly liquidation unless a majority of our board of directors and a majority of our independent directors vote to defer the meeting.

Market conditions and other factors could cause our board of directors and our independent directors to conclude that it is not in our best interests to hold a stockholders meeting for the purpose of voting on a proposal for our orderly liquidation in 2023. Our charter permits our board of directors, with the concurrence of a majority of our independent directors, to defer such a stockholder vote indefinitely. Therefore, if we are not successful in implementing an exit strategy, your shares will continue to be illiquid and you may, for an indefinite period of time, be unable to convert your investment into cash easily with minimum loss.

The estimated NAV per Share of our common stock may not reflect the actual value that stockholders may ultimately receive for their investment.

On December 4, 2017, pursuant to the Policy for Estimation of Common Stock Value (the “Estimated Valuation Policy”), our board of directors determined and approved our estimated NAV of approximately $198.7 million and resulting estimated NAV per Share of $7.98, based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2017, as described under “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities-Market Information” included in Part II, Item 5.

The estimated NAV per Share was based upon consultation with our external advisor and an independent, third-party valuation advisory firm engaged by us, using what the board of directors deemed to be appropriate valuation methodologies and assumptions under current circumstances in accordance with the Estimated Valuation Policy.

As with any valuation methodology, the methodology used to determine our estimated NAV and resulting NAV per Share is based upon a number of estimates and assumptions that may prove later not to be accurate or complete.  Further, different participants with different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated NAV per Share, which could be significantly different from the estimated NAV per Share approved by our board of directors.  The estimated NAV per Share approved by our board of directors does not represent the fair value of our assets and liabilities in accordance with generally accepted accounting principles, or GAAP, and such estimated NAV per Share is not a representation, warranty or guarantee that:

•	A stockholder would be able to resell his or her shares at the estimated NAV per Share;

•	A stockholder would ultimately realize distributions per share of common stock equal to the estimated NAV per Share upon liquidation of our assets and settlement of our liabilities or a sale of the Company;

•	Our shares of common stock would trade at the estimated NAV per Share on a national securities exchange;

•	An independent third-party appraiser or other third-party valuation firm would agree with the estimated NAV per Share; or

•	The methodology used to estimate our NAV per Share would be acceptable to FINRA or under the Employee Retirement Income Security Act with respect to their respective requirements.

The Internal Revenue Service and the Department of Labor do not provide any guidance on the methodology an issuer must use to determine its estimated NAV per share. FINRA guidance provides that NAV valuations be derived from a methodology that conforms to standard industry practice.

Our estimated NAV per Share is based on the estimated value of our assets less the estimated value of our liabilities and other non-controlling interests divided by the number of our diluted shares of common stock outstanding, all as of the date indicated. Our estimated NAV per Share does not reflect a discount for the fact we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated NAV per Share does not take into account estimated disposition costs or fees or penalties, if any, that may apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of certain debt. Our estimated NAV per Share will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and the management of those assets and changes in the real estate and capital markets. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. Our Estimated Valuation Policy requires us to update our estimated NAV per Share value on at least an annual basis. Our board of directors will review and approve each estimate of NAV and resulting estimated NAV per Share.

The following factors may cause a stockholder not to ultimately realize distributions per share of common stock equal to the estimated NAV per Share upon liquidation:

•	The methodology used to determine estimated NAV per Share includes a number of estimates and assumptions that may not prove to be accurate or complete as compared to the actual amounts received in the liquidation.

•	In a liquidation, certain assets may not be liquidated at their estimated values because of transfer fees and disposition fees, which are not reflected in the estimated NAV calculation.

•	In a liquidation debt obligations may have to be prepaid and the costs of any prepayment penalties may reduce the liquidation amounts. Prepayment penalties are not included in determining the estimated value of liabilities in determining estimated NAV.

•	In a liquidation, the real estate assets may derive a portfolio premium which premium is not considered in determining estimated NAV.

•	In a liquidation, the potential buyers of the assets may use different estimates and assumptions than those used in determining estimated NAV.

•	If the liquidation occurs through a listing of the common stock on a national securities exchange, the capital markets may value the Company’s net assets at a different amount than the estimated NAV. Such valuation would likely be based upon customary REIT valuation methodology including funds from operation (“FFO”) multiples of other comparable REITs, FFO coverage of dividends and adjusted FFO payout of the Company’s anticipated dividend.

•	If the liquidation occurs through a merger of the Company with another REIT, the amount realized for the common stock may not equal the estimated NAV per Share because of many factors including the aggregate consideration received, the make-up of the consideration (e.g., cash, stock or both), the performance of any stock received as part of the consideration during the merger process and thereafter, the reception of the merger in the market and whether the market believes the pricing of the merger was fair to both parties.

For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the NAV per Share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”

Because we rely on affiliates of Lightstone for advisory and property management services, if Lightstone, or its majority owner, is unable to meet its obligations, we may be required to find alternative providers for these services, which could result in a significant and costly disruption of our business.

David Lichtenstein, the chairman of our board of directors, is the majority owner of Lightstone, and directly or indirectly owns the Advisor and our property manager. The operations of the Advisor and our property manager rely substantially on Mr. Lichtenstein and on Lightstone. Lightstone and its majority owner are dependent on fee income from their other sponsored real estate programs. Any real estate market disruptions could adversely affect the amount of such fee income. If Lightstone or its majority owner become unable to meet their obligations as they become due, we might be required to find alternative service providers, which could result in a significant disruption of our business and would likely adversely affect the value of your investment in us.

If we lose or are unable to retain key personnel, our ability to implement our investment strategies could be delayed or hindered.

Our success depends to a significant degree upon the continued contributions of certain executive officers and other key personnel, of us, the Advisor and its affiliates, each of whom would be difficult to replace. We do not directly employ our executive officers and other key personnel, and we cannot guarantee that they will remain affiliated with us. Also, our executive officers and key personnel do not all have employment agreements with the Advisor, and we cannot guarantee that such persons will remain affiliated with the Advisor. We do not separately maintain key person life insurance on any of our key personnel.

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

The Advisor and its affiliates will perform services for us in connection with the management and leasing of our properties, the administration of our other investments and the acquisition, disposition and financing of our assets. They will be paid substantial fees for these services. In addition, we reimburse our Advisor a fee for expenses it incurs with respect to administrative services pursuant to the terms of the advisory agreement. These fees and expense reimbursements will reduce the amount of cash available for investment and may adversely affect the return on your investment.

Our stockholders may not be able to sell their shares under our share redemption program and, if our stockholders are able to sell their shares under the program, they may not be able to recover the amount of their investment in our shares.

Our board of directors has adopted a share redemption program that permits stockholders to sell their shares back to us, subject to the significant conditions and limitations of the program. Our board of directors can amend the provisions of our share redemption program without the approval of our stockholders. The terms on which we redeem shares may differ between Ordinary Redemptions and Exceptional Redemptions. From April 1, 2012 to May 15, 2014 our board of directors suspended accepting Ordinary Redemptions. Although our board of directors has resumed considering Ordinary Redemption requests, the cash available for redemptions (Ordinary and Exceptional) is limited to no more than $10.0 million in any twelve-month period. Our board of directors may determine to suspend accepting redemptions at any time, and we can provide no assurances that the $10.0 million of funds available for redemptions will be sufficient to honor all redemption requests submitted.

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

Under our share redemption program, the purchase price per share for the redeemed shares submitted as an Ordinary Redemption and an Exceptional Redemption will equal the lesser of 80% and 90%, respectively, of:

•	the current estimated NAV per Share as determined in accordance with the Estimated Valuation Policy; and

•	the difference of (a) the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) less (b) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by the board of directors, distributed to stockholders prior to the redemption date and declared from the date of first issue of such redeemed shares.

On December 4, 2017, our board of directors approved an estimated NAV per Share of $7.98 as of September 30, 2017. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated NAV per Share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities - Market Information.” The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. As such, the estimated NAV per Share does not take into account developments in our portfolio since December 4, 2017.

We currently expect to engage our Advisor and/or an independent valuation firm to update our estimated NAV per Share annually. Upon updating our estimated NAV per Share, the redemption price per share will also change. Because of the restrictions of our share redemption program, our stockholders may not be able to sell their shares under the program, and if stockholders are able to sell their shares, depending upon the then current redemption price, they may not recover the amount of their investment in us.

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

Our Advisor may agree to waive or defer all or a portion of the acquisition, asset management or other fees, compensation or incentives due to them, pay general administrative expenses, or otherwise supplement stockholder returns in order to increase the amount of cash available to support our operations. As a result, our earnings may be artificially higher than normal and could be misleading in years when our Advisor waives or defers such fees and incentives.

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

Risks Related to Conflicts of Interest

We are subject to conflicts of interest arising out of our relationships with the Advisor and its affiliates, including the material conflicts discussed below.

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

The fees the external advisor have or will receive in connection with transactions involving the purchase and management of an asset are based on the value of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may have or may influence the Advisor to recommend riskier transactions to us.

Our affiliated director and our officers face conflicts of interest related to the positions they hold with Lightstone and with entities affiliated with Lightstone, which could diminish the value of the services they provide to us.

Our affiliated director and certain of our executive officers are also officers of Lightstone and other entities affiliated with Lightstone, including the advisors and fiduciaries to other Lightstone-sponsored programs. As a result, these individuals owe duties to these other entities and their investors, which may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (i) allocation of management time and services between us and the other entities, and (ii) the timing and terms of the sale of an asset. If we do not successfully implement our business strategy, we may be unable to maintain or increase the value of our assets and the overall return on your investment may be reduced.

The key personnel that conduct our day-to-day operations will face competing demands on their time, and this may cause our investment returns to suffer.

We rely upon our executive officers and the employees of our Advisor and its affiliates to conduct our day-to-day operations. These persons also conduct the day-to-day operations of other Lightstone-sponsored programs and may have other business interests as well. Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate. If this occurs, the returns on our investments may suffer.

General Risks Related to Investments in Real Estate

Our opportunistic and value-add property-acquisition strategy involved a higher risk of loss than more conservative investment strategies.

Our strategy for acquiring properties has and may continue to involve the acquisition of properties in markets that are depressed or overbuilt, and/or have high growth potential in real estate lease rates and sale prices. As a result of our investment in these types of markets, we may face increased risks relating to changes in local market conditions and increased competition for similar properties in the same market, as well as increased risks that these markets will not recover and the value of our properties in these markets will not increase, or will decrease, over time. For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties, and as a result, your overall investment return may be adversely affected. Our approach to acquiring and operating income-producing properties involves more risk than comparable real estate programs that may have a targeted holding period for investments that is longer than ours, utilize leverage to a lesser degree and/or employ more conservative investment strategies.

Our revenue and net income may vary significantly from one period to another due to opportunity oriented investments, which could increase the variability of our cash available to support our operations.

Our opportunistic and value-add property investment strategy has and may continue to include investments in properties in various phases of development, redevelopment or repositioning, which may cause our revenues and net income to fluctuate significantly from one period to another. Projects do not produce revenue while in development or redevelopment. During any period when our projects in development or redevelopment or those with significant capital requirements increase without a corresponding increase in stable revenue-producing properties, our revenues and net income will likely decrease. Many factors may have a negative impact on the level of revenues or net income produced by our portfolio of properties and projects, including higher than expected construction costs, failure to complete projects on a timely basis, failure of the properties to perform at expected levels upon completion of development or redevelopment, and increased borrowings necessary to fund higher than expected construction or other costs related to the project. Further, our net income and shareholders’ equity could be negatively affected during periods with large portfolio investments, which generally require large cash outlays and may require the incurrence of additional financing. Any such reduction in our revenues and net income during such periods could cause a resulting decrease in our cash available to support our operations during the same periods.

Our operating results are affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure you that we will be profitable or that we will be able to sustain or enhance the value of our real estate properties.

Our operating results are subject to risks generally incident to the ownership of real estate, including:

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

We are not required to observe specific diversification criteria. Therefore, our investments in target assets may be concentrated in certain asset types that are subject to higher risk of foreclosure, or secured by assets concentrated in a limited number of geographic locations or industries. To the extent that our portfolio is concentrated in limited geographic regions, types of assets, industries or business sectors, downturns relating generally to such region, type of asset, industry or business sector may leave our profitability vulnerable to a downturn in such areas as a result of tenants defaulting on their lease obligations at a number of our properties within a short time period, which may reduce our earnings and our NAV per Share and accordingly reduce our stockholders’ overall return.

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

Many of our investments are or may be dependent on tenants for revenue; lease expirations and terminations could adversely affect our operations and your overall investment return.

The success of our real property investments often are or will be materially dependent on the occupancy rates of our properties and the financial stability of our tenants. If we are unable to renew or extend significant expiring leases at our medical office building under similar terms or are unable to negotiate new leases, or if our tenants default on lease payments, it could negatively impact our liquidity and consequently adversely affect our ability to fund our ongoing operations. A default by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and cause us to have to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. Additionally, any loans that we make generally will relate to real estate. As a result, the borrower’s ability to repay the loan may be dependent on the financial stability of the tenants leasing the related real estate.

We may be unable to sell a property if or when we decide to do so, which could adversely impact our cash flow and results of operations.

We currently intend to hold the various real properties in which we invest until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. We have no obligation to sell properties at any particular time, except upon our liquidation. If we do not begin the process of liquidating our assets or listing our shares by June 2023, our charter requires that we hold a stockholders meeting to vote on a proposal for our orderly liquidation unless a majority of our board of directors and a majority of our independent directors vote to defer such a meeting beyond June 2023. Market conditions and other factors could cause our board of directors and our independent directors to conclude that it is not in our best interests to hold a stockholders meeting for the purpose of voting on a proposal for our orderly liquidation in 2023. Therefore, if we are not successful in implementing an exit strategy, your shares will continue to be illiquid and you may, for an indefinite period of time, be unable to convert your investment into cash easily with minimum loss.

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

We have or may enter into joint ventures with third parties for the acquisition, development or improvement of properties.

Such investments have or may involve risks not otherwise present with other forms of real estate investment, including, for example:

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

Our Advisor attempts to ensure that all of our properties are adequately insured to cover casualty losses. The nature of the activities at certain properties we have invested in, such as student housing, will expose us and our operators to potential liability for personal injuries and property damage claims. In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, pollution, environmental matters or extreme weather conditions such as hurricanes, floods and snowstorms that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders generally insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage, bridge or mezzanine loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure you that we will have adequate coverage for such losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss. In addition, other than the capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that may adversely affect the overall return on your investment.

Our operating results may be negatively affected by potential development and construction delays and result in increased costs and risks, which could diminish the return on your investment.

We have or may invest in the acquisition, development and/or redevelopment of properties upon which we, or a borrower, will develop and construct improvements. We could incur substantial capital obligations in connection with these types of investments. We may be subject to risks relating to uncertainties associated with rezoning for development and environmental concerns of governmental entities and/or community groups and our builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. The builder’s failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance. Performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we may be subject to normal lease-up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

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

We have and may continue to invest in apartment communities with short-term apartment leases, which may expose us to the effects of declining market rent more quickly and could have a negative impact on our results of operations.

Substantially all of our apartment leases are for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

We face competition from other apartment communities and the increased affordability of single-family homes, which may limit our profitability and returns to our stockholders.

The apartment communities we have and may acquire most likely compete with numerous housing alternatives in attracting residents, including other apartment communities, as well as single family homes and condominiums available to rent or purchase.

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

The apartment communities we have or may invest in may compete with numerous housing alternatives in attracting residents, including single-family homes and condominiums available for rent or purchase. Such competitive housing alternatives may become more prevalent in a particular area because of the tightening of mortgage lending underwriting criteria, homeowner foreclosures, the decline in single-family home and condominium sales, and the lack of available credit. The number of single-family homes and condominiums for rent in a particular area could limit our ability to retain residents, lease apartment units, or increase or maintain rents.

In addition, the increasing affordability of single-family homes and condominiums available to purchase caused by low mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our residents, lease apartment units and increase or maintain rental rates.

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

We are dependent on third-party managers if we acquire hotel properties.

In order to qualify as a REIT, we are unable to operate a hotel property or participate in the decisions affecting the daily operations of a hotel. We would lease any hotels we acquire to a taxable REIT subsidiary (“TRS”) in which we would own a 100% interest. Our TRS would enter into a management agreement with an eligible independent contractor that is not our subsidiary or otherwise controlled by us to manage the hotel. Thus, an independent hotel operator, under a management agreement with our TRS, would control the daily operations of any hotel we acquire.

We would depend on the independent management company to adequately operate any hotel we would acquire as provided for in a management agreement. We would not have the authority to require hotels we acquire to be operated in a particular manner or to govern any particular aspect of the daily operations of the hotel (for instance, setting room rates). Thus, even if we believe a hotel is being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, average daily rates (“ADR”), and resulting revenue per available room (“RevPar”), we may not be able to force the management company to change its method of operation of the hotel. We can only seek redress if a management company violates the terms of the applicable management agreement with the TRS, and then only to the extent of the remedies provided for under the terms of the management agreement. In the event that we need to replace a management company, we may be required by the terms of the management agreement to pay substantial termination fees and may experience significant disruptions at the hotel.

We may have to make significant capital expenditures to maintain any hotels we acquire.

Hotels have an ongoing need for renovations and other capital improvements, including replacements of furniture, fixtures and equipment. Generally, we would be responsible for the costs of these capital improvements, which give rise to the following risks:

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

If we have insufficient cash flow from operations to fund needed capital expenditures, then we would need to borrow to fund future capital improvements.

General economic conditions and discretionary consumer spending may affect any hotel property we acquire and lower the return on your investment.

The operations of a hotel property in which we invest, depend upon a number of factors relating to discretionary consumer spending. Unfavorable local, regional or national economic developments or uncertainties regarding future economic prospects as a result of terrorist attacks, military activity or natural disasters could reduce consumer spending in the market in which we own a hotel property and adversely affect its operations. Consumer spending on luxury goods, travel and other leisure activities such as boating, skiing and health and spa activities may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in expenditures on luxury goods, travel and other leisure activities. Our hotel may be unable to maintain its profitability during periods of adverse economic conditions or low consumer confidence, which could in turn affect the ability of the operator to make scheduled rent payments to us.

Seasonal revenue variations at any hotel property we acquire would require the operator to manage cash flow properly over time to meet its non-seasonal scheduled rent payments to us.

Most hotel properties are seasonal in nature. As a result of the seasonal nature, the hotel could experience seasonal variations in revenues that may require the operator to supplement revenue at the hotel in order to be able to make scheduled rent payments to us. The failure of an operator to manage its cash flow properly may result in the operator having insufficient cash on hand to make its scheduled payments to us during seasonally slow periods, which may adversely affect our cash flow from operations.

Adverse weather conditions at hotels we acquire may affect its operations or reduce our operators’ ability to make scheduled rent payments to us, which could reduce our cash flow from the hotel.

Adverse weather conditions may influence revenues at hotel investments. These adverse weather conditions might include hurricanes, tropical storms, high winds, heat waves, drought (or merely reduced rainfall levels), excessive rain and floods. For example, adverse weather could reduce the number of people that visit hotel properties. Hotel properties may be susceptible to damage from weather conditions such as hurricanes, which damage (including but not limited to property damage and loss of revenue) is not generally insurable at commercially reasonable rates. Poor weather conditions could also disrupt operations at hotel properties and could adversely affect both the value of our investments and the ability of our operators to make their scheduled rent payments to us.

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

We have and currently expect to continue to acquire real properties and other real estate-related investments by using either existing financing or borrowing new funds. We also may borrow funds for payment of cash distributions to stockholders, in particular if necessary to satisfy the requirement that we distribute to stockholders at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes and/or avoid federal income tax.

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

We have not and do not intend to incur mortgage debt on a particular real property unless we believe the property’s projected cash flow is sufficient to service the mortgage debt. However, if there is a shortfall in cash flow available to service our mortgage debt, then our cash flow from operations will be adversely affected. In addition, incurring mortgage debt increases the risk of loss because (i) loss in investment value is generally borne entirely by the borrower until such time as the investment value declines below the principal balance of the associated debt and (ii) defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default. If any of our properties are foreclosed upon due to a default, your overall investment return will be adversely affected.

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

We have and expect to continue to finance certain of our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for cash distribution to our stockholders because cash otherwise available for distributions will be required to pay principal and interest associated with these mortgage loans.

Increases in interest rates could increase the amount of our debt payments and adversely affect the overall return on your investment.

We have and expect to continue to incur indebtedness that bears interest at a variable rate. In addition, from time to time we may pay mortgage loans or finance and refinance our properties in a rising interest rate environment. Accordingly, increases in interest rates could increase our interest costs, which could have an adverse effect on our operating cash flow. In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we may need to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. Prolonged interest rate increases could also negatively impact our ability to make investments with positive economic returns.

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

The lender on our 22 Exchange loan (outstanding balance of approximately $19.0 million as of December 31, 2017) elected to sweep the cash from operations for this property beginning in January 2018 because we did not meet the required debt service coverage ratio for any of the quarters during 2017. Additionally, the cash from operations was not sufficient to fully pay the scheduled monthly debt service due on January 5, 2018, which constituted an event of default and therefore, the 22 Exchange loan which was scheduled to mature in May 2023 is now due on demand. We received notice on January 9, 2018 that the 22 Exchange loan had been transferred to a special servicer effective immediately. Subsequently, the special servicer placed the property in receivership and commenced foreclosure proceedings. However, we believe the loss of cash flow and the expected loss of this property will not have a material impact on our results of operations or financial condition.

In addition to the 22 Exchange loan, as of March 16, 2018, the Company had aggregate balloon payments totaling approximately $56.6 million associated with (i) River Club and the Townhomes at River Club ($23.4 million due at scheduled maturity date of May 1, 2018), (ii) Parkside ($9.6 million due at scheduled maturity date of June 1, 2018) and (iii) Arbors Harbor Town ($23.6 million due at maturity date of January 1, 2019) maturing over the next twelve months.

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

We have and may continue to invest in mezzanine loans and we may be at risk of defaults on the loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels. We do not know whether the value of the property securing any loan will remain at the levels existing on the date we complete the underwriting of the loan. If the value of an underlying property declines, our risk will increase because of the lower value of the security associated with the loan.

Our mortgage, bridge or mezzanine loans will be subject to interest rate fluctuations, which could reduce our returns as compared to market interest rates and reduce the value of the loans in the event we sell them.

We have and may continue to invest in fixed-rate, long-term mortgage, bridge or mezzanine loans. If interest rates rise, the loans could yield a return lower than then-current market rates. If interest rates decrease, we would be adversely affected to the extent that mortgage, bridge or mezzanine loans are prepaid, because we may not be able to make new loans at the previously higher interest rate. If we invest in variable-rate loans and interest rates decrease, our revenues also decrease. When interest rates increase on our variable-rate loans, the value of the loans we own at such time would decrease, which would lower the proceeds we would receive in the event we sell such assets. For these reasons, our returns on these types of loans and the value of your investment will be subject to fluctuations in interest rates.

Delays in liquidating a defaulted mezzanine loan could reduce our investment returns.

If there is a default under a mezzanine loan, we may not be able to repossess and quickly sell the property securing the loan. The resulting time delay could reduce the value of the investment in the defaulted loan. An action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of any lawsuit brought in connection with the foreclosure if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the loan.

The mezzanine loans in which we may invest involve greater risks of loss than senior loans secured by income-producing real properties.

We have and may continue to invest in mezzanine loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. This type of investment involves a higher degree of risk than long-term senior mortgage lending secured by income producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. Further, the borrower of these loans may be a real estate developer, and the investment may involve additional risks, including dependence for repayment on successful completion and operation of the project, difficulties in estimating construction or rehabilitation costs and loan terms that often require little or no amortization. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan would be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”), and control decisions made in bankruptcy proceedings relating to borrowers. As a result, we may not recover some or all of our investment.

Foreclosures create additional ownership risks that could adversely impact our returns on mortgage investments.

If we acquire property by foreclosure following a default under a mezzanine loan, we will have the economic and liability risks as the owner.

The liquidation of our assets may be delayed as a result of our investment in mezzanine loans, which could delay cash distributions to our stockholders.

Mezzanine loans we may originate are particularly illiquid investments due to their short life, unsuitability for securitization and greater difficulty of recoupment in the event of a borrower’s default. Any intended liquidation of us may be delayed beyond the time of the sale of all of our properties until the mezzanine loans expire or are sold.

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

We may use derivative financial instruments to hedge exposures to changes in exchange rates and interest rates on loans secured by our assets. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time. Our hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedging products may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or asset;

•	the amount of income that a REIT may earn from hedging transactions to offset losses due to fluctuations in interest rates is limited by federal tax provisions governing REITs;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the party owing money in the hedging transaction may default on its obligation to pay; and

•	we may purchase a hedge that turns out not to be necessary (i.e., a hedge that is out of the money).

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

The REIT provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate; (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests; or (iii) to manage risk with respect to the termination of prior hedging transactions described in (i) and/or (ii) above, and in each case, such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

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

Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. For tax years beginning after December 31, 2017, noncorporate stockholders are entitled to a 20% deduction with respect to these ordinary REIT dividends which would, if allowed in full, result in a maximum effective federal income tax rate on them of 29.6% (or 33.4% including the 3.8% surtax on net investment income). However, a portion of our distributions may (1) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes, (2) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, or (3) be designated by us as qualified dividend income, taxable at capital gains rates, generally to the extent they are attributable to dividends we receive from our TRSs. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our Common Shares. Distributions that exceed our current and accumulated earnings and profits and a stockholder’s tax basis in our common stock generally will be taxable as capital gain.

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

We generally must distribute annually at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles, or GAAP) determined without regard to the deduction for dividends paid and excluding any net capital gain, in order to maintain our REIT qualification. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

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

With respect to the annual valuation requirements described above, we currently expect to provide an estimated value for our shares annually. For information regarding our NAV per Share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of equity Securities - Market Information” of this Annual Report on Form 10-K. We can make no claim whether such estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common stock. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment or a related party may be subject to the imposition of excise taxes with respect to the amount invested. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA custodians should consult with counsel before making an investment in our common shares.

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

General

The following table presents certain additional information about our consolidated investments in real estate as of December 31, 2017:

Property Name	Location	Date Acquired	Approximate Rentable Square Footage or Number of Units and Beds	Description	Encumbrances (dollars in thousands)	Ownership Interest	Occupancy as of of the end of 2017	Occupancy as of the end of 2016	Effective Monthly Rent per Square Foot/Unit/Bed for 2017(1)	Effective Monthly Rent per Square Foot/Unit/Bed for 2016(1)
Gardens Medical Pavillion	Palm Beach Gardens, Florida	October 20, 2010	75,374 sq ft	Medical office building	$-	81.8%	70%	72%	$2.20	$1.97
River Club and the Townhomes at River Club(2)	Athens, Georgia	April 25, 2011	1,134 beds	Student housing	23,511	85.0%	95%	98%	507.98	401.68
Lakes of Margate	Margate, Florida	October 19, 2011	280 units	Multifamily	13,973	92.5%	88%	94%	1,274.88	1,273.61
Arbors Harbor Town	Memphis, Tennessee	December 20, 2011	345 units	Multifamily	24,153	94.0%	92%	94%	1,299.08	1,213.26
22 Exchange	Akron, Ohio	April 16, 2013	471 beds / 22,104 sq ft retail space	Student housing	18,963	90.0%	(3)	(3)	(4)	(4)
Parkside Apartments (“Parkside”)	Sugar Land, Texas	August 8, 2013	240 units	Multifamily	9,721	90.0%	93%	96%	1,116.33	1,142.08
Flats at Fishers	Fishers, Indiana	November 30, 2017	306 Units	Multifamily	-	100.0%	73%	(5)	1,094.71	(5)

(1)	Effective monthly rent is calculated using leases in place as of December 31 and takes into account any rent concessions.
(2)	River Club and the Townhomes at River Club consist of two student housing complexes with a total of 1,134 beds.
(3)	22 Exchange consists of a student housing complex with 471 beds and a retail component comprised of 22,104 square feet. As of December 31, 2017 and 2016, occupancy for student housing was 81% and 89% and retail was 55% and 72%, respectively.
(4)	Effective monthly rent per bed for student housing was $462.04 and $552.67 and effective monthly rent per square foot for the retail space was $0.85 and $1.51 as of December 31, 2017 and 2016, respectively.
(5)	Flats at Fishers was acquired on November 30, 2017.

The following information generally applies to our consolidated investments in our real estate properties:

•	we believe our real estate property is adequately covered by insurance and suitable for its intended purpose;

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	depreciation is provided on a straight-line basis over the estimated useful life of the applicable improvements.

Portfolio Diversification

As an opportunistic and value-add fund, we utilize a business model driven by investment strategy and expected performance characteristics. Accordingly, we have investments in several types of real estate, including office, multifamily, and student housing.

The following table shows the total revenues of our real estate portfolio for the properties we consolidated in our financial statements for the year ended December 31, 2017 (dollars in thousands):

			Percentage of
Property	Description	2017 Revenues(1)	Revenues
River Club and the Townhomes at River Club	Student Housing	$5,510	14.7%
Arbors Harbor Town	Multifamily	5,194	13.8%
Lakes of Margate	Multifamily	4,480	11.9%
Parkside	Multifamily	3,384	9.0%
22 Exchange	Student Housing	3,185	8.5%
Gardens Medical Pavilion	Medical office building	2,339	6.2%
Flats at Fishers(2)	Multifamily	245	0.7%
Total, excluding properties sold		24,337	64.8%
Other(3)		13,207	35.2%
Total		$37,544	100.0%

(1)	Includes revenues generated from tenant reimbursements. Tenant reimbursements generally include payment of real estate taxes, operating expenses, and common area maintenance and utility charges.
(2)	The Flats at Fishers was acquired on November 30, 2017.
(3)	Principally represents the Courtyard Kauai Coconut Beach Hotel, which we sold in 2017.

Geographic Diversification

The following table shows the geographic diversification of our real estate portfolio for those properties that we consolidate in our financial statements for the year ended December 31, 2017 excluding revenues generated from our disposed properties (dollars in thousands):

	2017	Percentage of
Location	Revenues(1)(2)(3)	Revenues
Florida	$6,819	28.1%
Texas	3,384	13.9%
Tennessee	5,194	21.3%
Ohio	3,185	13.1%
Georgia	5,510	22.6%
Indiana	245	1.0%
	$24,337	100.0%

(1)	2017 Revenues includes revenue from our multifamily, student housing and medical office properties, excluding tenant reimbursements, without consideration of tenant contraction or termination rights. It also includes contractual base rental income of our office properties and does not take into account any rent concessions or prospective rent increases. Tenant reimbursements generally include payment of real estate taxes, operating expenses, and common area maintenance and utility charges.
(2)	This table does not include revenues of $13.2 million generated from our disposed properties, principally revenues from the Courtyard Kauai Coconut Beach Hotel, located in Hawaii, which was sold during 2017.
(3)	Our multifamily property located in Indiana, the Flats at Fishers, was acquired on November 30, 2017.

See Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements for information regarding how geographic concentration may be considered in the evaluation of our investments for impairment.

Future Lease Payments Table

The following table presents the future minimum base rental payments due to us under non-cancelable leases over the next ten years at our office property, Gardens Medical Pavilion, and the retail space at 22 Exchange as of December 31, 2017 (dollars in thousands):

Year	Amount
2018	$1,468
2019	1,260
2020	1,169
2021	1,046
2022	905
2023	801
2024	737
2025	30
2026	30
2027	25
Thereafter	-
Total	$7,471

Portfolio Lease Expirations

The following table presents lease expirations for non-cancelable leases for our medical office building, Gardens Medical Pavilion, and the retail space at 22 Exchange as of December 31, 2017 (dollars in thousands):

Year of Expiration	Number of Leases Expiring	Annualized Base Rent(1)	Percent of Annualized Base Rent Expiring	Leased Rentable Sq. Ft.
2018	5	$449	24%	8,388
2019	2	104	6%	4,641
2020	3	186	10%	8,080
2021	2	123	7%	4,672
2022	4	164	9%	8,253
2023	-	-	-	-
2024	3	792	42%	26,974
2025	-	-	-	-
2026	-	-	-	-
2027	1	30	2%	1,820
Thereafter	-	-	-	-
Total	20	$1,848	100%	62,828

(1)	Represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to the expiration multiplied by 12, without consideration of tenant contraction or termination rights. Tenant reimbursements generally include payment of real estate taxes, operating expenses, and common area maintenance and utility charges.

Item 3.    Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4.    Mine Safety Disclosure.

None

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There currently is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop.

Estimated Net Asset Value (“NAV”) and NAV per Share of Common Stock (“NAV per Share”)

On December 4, 2017, pursuant to the Policy for Estimation of Common Stock Value (the “Estimated Valuation Policy”), our board of directors determined and approved our estimated NAV of approximately $198.7 million and resulting estimated NAV per Share of $7.98, both as of September 30, 2017

We believe there have not been any material changes to the net value of our assets and liabilities that existed as of September 30, 2017 and the date of this filing

Process and Methodology

Our business is managed by an external advisor and we have no employees. On February 10, 2017, we engaged affiliates of the Lightstone Group (“Lightstone”), LSG-BH II Advisor LLC and LSG Development Advisor LLC (collectively, the “Advisor”), to provide advisory services to us. Our Advisor, along with any necessary material assistance or confirmation of a third-party valuation expert or service, is responsible for calculating our estimated NAV and resulting NAV per Share, which we currently expect will be done on at least an annual basis unless and until our shares of common stock are approved for listing on a national securities exchange. Our board of directors will review and approve each estimate of NAV and resulting NAV per Share.

Our estimated NAV and resulting NAV per Share as of September 30, 2017 were calculated with both the assistance of our Advisor and Capright Property Advisors, LLC (“Capright”), an independent third-party valuation firm engaged to assist with the valuation of our assets and liabilities, assuming a liquidation event. Our Advisor recommended and our board of directors established the estimated NAV per Share based upon the analyses and reports provided by our Advisor and Capright. The process of estimating the value of our assets and liabilities is performed in accordance with our Estimated Valuation Policy and the provisions of the Investment Program Association Practice Guideline 2013-01, “Valuation of Publicly Registered Non-Listed REITs.” We believe our valuations were developed in a manner reasonably designed to ensure their reliability.

In arriving at an estimated NAV and resulting NAV per Share, our board of directors reviewed and considered the valuation analyses prepared by the Advisor and Capright. The Advisor presented a report to the board of directors with an estimated NAV and resulting NAV per Share. Capright provided our board of directors an opinion that the resulting “as-is” market value for the Company’s properties, as calculated by the Advisor, and the other assets and liabilities as valued by the Advisor, along with the corresponding net asset value valuation methodologies and assumptions used by the Advisor to arrive at a recommended NAV per Share of $7.98 as of September 30, 2017 were appropriate and reasonable. The board of directors conferred with the Advisor and a representative from Capright regarding the methodologies and assumptions used to reach their respective conclusions. The board of directors, which is responsible for determining the estimated per share value, considered all information provided in light of its own familiarity with our assets and unanimously approved a NAV per Share of $7.98 as of September 30, 2017.

The engagement of Capright with respect to our estimated NAV and resulting NAV per Share as of September 30, 2017 was approved by our board of directors, including all of our independent directors. Capright has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate-related investments.

Capright’s opinion was subject to various limitations. In forming its opinion, Capright relied on certain information provided by our Advisor and third parties without independent verification. Our Advisor provided Capright with certain information regarding lease terms and the physical condition and capital expenditure requirements of each property. Capright did not perform engineering or structural studies or environmental studies of any of the properties, nor did they perform an independent appraisal of the other assets and liabilities included in our estimated NAV and resulting NAV per Share.

In forming their conclusion as to the “as-is” value of the real estate investments held by the Company as of September 30, 2017, Capright’s opinion was subject to various limitations. For the appraisals of the Company’s six properties and mezzanine loan investment performed by Capright, the scope of their work included:

•	Review of all property level information provided by the Advisor;

•	Physical inspection of four of the consolidated properties to determine their physical condition and location attributes;

•	Physical inspection of the property associated with the mezzanine loan investment and review of the Advisor’s valuation of the investment including accrued interest and the profit participation;

•	Review of the historical performance of the Company’s real estate investments and business plans related to operations of the investments; and

•	Review of the applicable markets by means of publications and other resources to measure current market conditions, supply and demand factors, and growth patterns.

Capright also evaluated the following information to arrive at their opinion:

•	Review of key market assumptions for mezzanine investments and mortgage liabilities, including but not limited to interest rates and collateral;

•	Review of the data models prepared by the Advisor supporting the valuation for each investment;

•	Physical inspection of the property associated with the mezzanine loan investment and review of the Advisor’s valuation of the investment including accrued interest and the profit participation;

•	Review of the historical performance of the Company’s real estate investments and business plans related to operations of the investments;

•	Review of the applicable markets by means of publications and other resources to measure current market conditions, supply and demand factors, and growth patterns;

•	Review of Advisor calculations related to value allocations to noncontrolling interests and joint venture interests, preferred equity interests, and promoted interests, based on contractual terms and market assessments; and

•	Review of valuation methodology used by the Advisor for other assets and liabilities.

Capright has acted as a valuation advisor to the Company in connection with this assignment. The compensation paid to Capright in connection with this assignment was not contingent upon the successful completion of any transaction or conclusion reached by Capright. Capright previously rendered valuation advisory services to another investment program sponsored by the Company’s previous external advisor for which it received usual and customary compensation. Capright may be engaged to provide financial advisory services to the Company, its Advisor, or other Lightstone-sponsored investment programs or their affiliates in the future.

The following is a summary of the valuation methodologies used for each type of asset:

Investments in Real Estate. The Company has generally focused on acquiring commercial real estate properties in different asset classes, some of which required development, redevelopment, or repositioning. Capright and our Advisor utilized a variety of valuation methodologies, each as appropriate for the asset type under consideration to assign an estimated value to each asset.

Our Advisor estimated the value of our investments in real estate utilizing multiple valuation methods, as appropriate for each asset, including an income approach using discounted cash flow analysis and a sales comparable analysis. The key assumptions used in the discounted cash flow approach were specific to each property type, market location, and quality of each property and were based on similar investors’ return expectations and market assessments. The key assumptions are reflected in the table included under “Allocation of Estimated NAV per Share” below. In calculating values for our assets, our Advisor used balance sheet and cash flow estimates as of September 30, 2017.

In forming its opinion, Capright prepared appraisals on all six of our consolidated investment properties and our mezzanine loan investment in connection with the valuation. The appraisals estimated values by using discounted cash flow, comparable sales, or a weighting of these approaches in determining each property’s value. The appraisals employed a range of terminal capitalization rates, discount rates, growth rates, and other variables that fell within ranges that Capright and the Advisor believed would be used by similar investors to value the properties we own. The assumptions used in developing these estimates were specific to each property (including holding periods) and were determined based upon a number of factors including the market in which the property is located, the specific location of the property within the market, property and market vacancy, tenant demand for space, and investor demand and return requirements.

While we and our Advisor believe that the approaches used by appraisers in valuing our real estate assets, including an income approach using discounted cash flow analysis and sales comparable analysis, is standard in the real estate industry, the estimated values for our investments in real estate may or may not represent current market values or fair values determined in accordance with generally accepted accounting principles in the United States (“GAAP”). Real estate is currently carried at its amortized cost basis in our financial statements, subject to any adjustments applicable under GAAP.

The value of our mezzanine loan investment was valued at the outstanding principal balance plus accrued interest and the current estimated value of the profit participation. The value of the profit participation was derived by valuing the project using a discounted cash flow analysis. The mezzanine loan investment is accounted for as an investment in unconsolidated joint venture on our condensed consolidated balance sheet as of September 30, 2017.

Cash and cash equivalents. The estimated value of our cash and cash equivalents approximate their carrying value due to their short term maturities.

Restricted cash. The estimated value of our restricted cash approximate their carrying value due to their short term maturities.

Notes payable. Values for our notes payable, which consist of mortgage loans, were estimated by the Advisor and reviewed by Capright using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratios. The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rates for mortgage loans ranged from 1.3% to 4.3%.

Other assets and liabilities, net. Our other assets and liabilities, net consist of accounts receivable, prepaid expenses and other assets, accounts payable, payables to related parties, distributions payable to noncontrolling interests, income taxes payable, deferred gain, accrued property tax and accrued and other liabilities. For a majority of our other assets and liabilities, the carrying values as of September 30, 2017 were considered equal to fair value by the Advisor due to their cost-based characteristics or short maturities. Certain other items, primarily straight-line rent receivable, intangibles and deferred costs, have been eliminated for the purpose of the valuation because those items are already considered in our valuation of the respective investments in real estate operating properties or financial instruments (i.e., notes payable).

Noncontrolling Interests. In those situations where our consolidated operating properties are held in joint venture structures in which other equity holders have an interest, the Advisor has valued those noncontrolling interests based on the terms of the respective joint venture agreement applied assuming a liquidation of the joint venture as of the date of valuation. The resulting noncontrolling interests are a deduction to the estimated NAV.

Common Stock Outstanding. In deriving an estimated NAV per Share, the total estimated NAV was divided by 24.8 million, the total number of common shares outstanding as of September 30, 2017, on a fully diluted basis, which includes financial instruments that can be converted into a known or determinable number of common shares. As of the valuation date, none of our financial instruments that could be converted into common shares are currently convertible into a known or determinable number of common shares. The determination of the number of common shares outstanding used in the estimated NAV per Share is the same as used in GAAP computations for per share amounts.

Our estimated NAV per Share was calculated by aggregating the value of our assets, subtracting the value of our liabilities, and dividing the net amount by the fully-diluted shares of common stock outstanding, all as of September 30, 2017.

Allocation of Estimated NAV per Share

The table below sets forth the calculation of the Company’s estimated NAV per Share as of September 30, 2017, as well as the calculation of the Company’s prior estimated NAV per Share as of October 31, 2016. The estimated NAV per Share of $7.98 as of September 30, 2017, reflects an increase from the estimated NAV per Share of $7.80 as of October 31, 2016.

	Estimated NAV per Share
	As of September 30, 2017	As of October 31, 2016
Investments in real estate:
Operating properties(1)	$8.17	$10.60
Mezzanine loan (2)	1.08	1.00
Cash and cash equivalents	2.11	2.75
Restricted cash	1.38	0.25
Notes payable(3)	(4.22)	(5.80)
Other assets and liabilities, net	(0.15)	(0.28)
Noncontrolling interests	(0.39)	(0.72)
Estimated NAV per Share(4)	$7.98	$7.80

Notes:

(1)	The following are the key assumptions (shown on a weighted average basis) used in the discounted cash flow models to estimate the value of the real estate assets we currently own.

		Student
	Multifamily	Housing	Office
Exit capitalization rate	6.23%	6.48%	7.00%
Discount rate	7.21%	7.48%	8.25%
Annual market rent growth	3.00%	3.06%	3.00%
Average holding period (in years)	10.0	10.0	10.0

The following are ranges of the key assumptions used in the discounted cash flow models to estimate the value of the real estate assets we currently own. The discounted cash flow analyses for our hotel asset is only one category as is our office asset, and therefore, no range of values is available.

Student
	Multifamily	Housing
Exit capitalization rate	5.75% - 6.50%	6.25% - 7.00%
Discount rate	7.00% - 7.75%	7.25% - 8.00%

(2)	Accounted for as an investment in unconsolidated joint venture on our condensed consolidated balance sheet as of September 30, 2017. The mezzanine loan investment as of September 30, 2017 includes approximately $7.6 million associated with the valuation of our participation in the current estimated profit of the multifamily development project.

(3)	Our September 30, 2017 notes payable net includes a $(1.1 million) mark-to-market adjustment.

(4)	As of September 30, 2017, we had 24,757,612 shares of common stock outstanding. The potential dilutive effect of our common stock equivalents does not affect our estimated NAV per Share as there were no potentially dilutive securities outstanding as of the valuation date.

The estimated values of the real estate investments we owned as of September 30, 2017 reflect an aggregate increase of 25.7% from their original purchase price (excluding acquisition costs and operating deficits) including amounts advanced under the mezzanine loan.

While we believe that our assumptions utilized are reasonable, a change in these assumptions would affect the calculation of the value of our real estate assets. The table below presents the estimated increase or decrease to our estimated NAV per Share resulting from a 25 basis point increase and decrease in the discount rates and capitalization rates. The table is presented to provide a hypothetical illustration of possible results if only one change in assumptions was made, with all other factors remaining constant. Further, each of these assumptions could change by more or less than 25 basis points or not at all.

	Change in NAV per Share
	Increase of	Decrease of
	25 basis points	25 basis points
Capitalization rate	$(0.40)	$0.44
Discount rate	$(0.15)	$0.16

Historical Estimated NAV per Share

The historical reported estimated NAV per Share of our common stock approved by the board of directors for the preceding two years are set forth below:

Estimated NAV per Share		As of Date of Valuation	Filing with the U.S. Securities and Exchange Commission

$7.80		October 31, 2016	Current Report on Form 8-K filed December 5, 2016

$9.19	(1)	October 31, 2015	Current Report on Form 8-K filed December 7, 2015

Note:

(1)	Pursuant to our Estimated Valuation Policy, our estimated NAV per Share was reduced to $7.69 in December 2015 as a result of a special cash distribution of $1.50 per share.

Limitations and Risks

As with any valuation methodology, the methodology used to determine our estimated NAV and resulting NAV per Share is based upon a number of estimates and assumptions that may prove later not to be accurate or complete.  Further, different participants with different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated NAV per Share, which could be significantly different from the estimated NAV per Share approved by our board of directors.  The estimated NAV per Share approved by our board of directors does not represents the fair value of our assets and liabilities in accordance with GAAP, and such estimated NAV per Share is not a representation, warranty or guarantee that:

•	A stockholder would be able to resell his or her shares at the estimated NAV per Share;

•	A stockholder would ultimately realize distributions per share of common stock equal to the estimated NAV per Share upon liquidation of our assets and settlement of our liabilities or a sale of the Company;

•	Our shares of common stock would trade at the estimated NAV per Share on a national securities exchange;

•	An independent third-party appraiser or other third-party valuation firm would agree with the estimated NAV per Share; or

•	The methodology used to estimate our NAV per Share would be acceptable to FINRA or under the Employee Retirement Income Security Act with respect to their respective requirements.

The Internal Revenue Service and the Department of Labor do not provide any guidance on the methodology an issuer must use to determine its estimated NAV per share. FINRA guidance provides that NAV valuations be derived from a methodology that conforms to standard industry practice.

Our estimated NAV per Share is based on the estimated value of our assets less the estimated value of our liabilities and other non-controlling interests divided by the number of our diluted shares of common stock outstanding, all as of the date indicated. Our estimated NAV per Share does not reflect a discount for the fact we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated NAV per Share does not take into account estimated disposition costs or fees or penalties, if any, that may apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of certain debt. Our estimated NAV per Share will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and the management of those assets and changes in the real estate and capital markets. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. Our Estimated Valuation Policy requires us to update our estimated NAV per Share value on at least an annual basis. Our board of directors will review and approve each estimate of NAV and resulting estimated NAV per Share.

The following factors may cause a stockholder not to ultimately realize distributions per share of common stock equal to the estimated NAV per Share upon liquidation:

•	The methodology used to determine estimated NAV per Share includes a number of estimates and assumptions that may not prove to be accurate or complete as compared to the actual amounts received in the liquidation.

•	In a liquidation, certain assets may not be liquidated at their estimated values because of transfer fees and disposition fees, which are not reflected in the estimated NAV calculation.

•	In a liquidation debt obligations may have to be prepaid and the costs of any prepayment penalties may reduce the liquidation amounts. Prepayment penalties are not included in determining the estimated value of liabilities in determining estimated NAV.

•	In a liquidation, the real estate assets may derive a portfolio premium which premium is not considered in determining estimated NAV.

•	In a liquidation, the potential buyers of the assets may use different estimates and assumptions than those used in determining estimated NAV.

•	If the liquidation occurs through a listing of the common stock on a national securities exchange, the capital markets may value the Company’s net assets at a different amount than the estimated NAV. Such valuation would likely be based upon customary REIT valuation methodology including funds from operation (‘‘FFO’’) multiples of other comparable REITs, FFO coverage of dividends and adjusted FFO payout of the Company’s anticipated dividend.

•	If the liquidation occurs through a merger of the Company with another REIT, the amount realized for the common stock may not equal the estimated NAV per Share because of many factors including the aggregate consideration received, the make-up of the consideration (e.g., cash, stock or both), the performance of any stock received as part of the consideration during the merger process and thereafter, the reception of the merger in the market and whether the market believes the pricing of the merger was fair to both parties.

For further information regarding the limitations of our estimated NAV per Share, see our Estimated Valuation Policy filed as Exhibit 99.2 to our Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on August 15, 2017.

Holders

As of March 16, 2018, we had 24.6 million shares of common stock outstanding held by 10,420 stockholders.

Distributions

We made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2008. U.S. federal tax law requires a REIT distribute at least 90% of its annual REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles, or GAAP) determined without regard to the deduction for dividends paid and excluding any net capital gain. In order to continue to qualify for REIT status, we may be required to make distributions in excess of cash available. Distributions are authorized at the discretion of our board of directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. Such analyses may include actual and anticipated operating cash flow, capital expenditure needs, general financial and market conditions, proceeds from asset sales and other factors that our board of directors deems relevant. Our board of directors’ decisions will be substantially influenced by their obligation to ensure that we maintain our federal tax status as a REIT. We cannot provide assurance that we will pay distributions at any particular level, or at all.

Our board of directors declared two special cash distributions during 2015, one on March 18, 2015 for a total of $25.7 million and one on November 20, 2015 for a total of $38.4 million, for an aggregate of $64.1 million, or $2.50 per share of common stock. We paid the $25.7 million special cash distribution on March 31, 2015 and the $38.4 million special cash distribution on January 5, 2016. The special cash distributions paid during 2016 and 2015 were fully funded with a portion of proceeds from asset sales. We did not make any special cash distributions during 2017. For further discussion regarding our ability to sustain any level of our distributions, see Part I, Item 1A, “Risk Factors.”

Recent Sales of Unregistered Securities

During the three months ended December 31, 2017, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Securities Authorized for Issuance under Equity Compensation Plans

Effective December 19, 2017, we may longer grant any awards pursuant to the Incentive Award

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

The per share redemption price for Ordinary Redemptions and Exceptional Redemptions is currently equal to the lesser of 80% and 90%, respectively, of (i) the current estimated NAV per Share and (ii) the average price per share the investor paid for all of his shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) less the Special Distributions (as defined in the share redemption program).

Effective December 4, 2017, our estimated NAV per Share was $7.98. For a full description of the methodologies used to estimate the NAV per Share as of September 30, 2017, see “Estimated NAV and NAV per Share” disclosed above.

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

Any shares approved for redemption will be redeemed on a periodic basis as determined from time to time by our board of directors, and no less frequently than annually.  We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, the cash available for redemptions is limited to no more than $10.0 million in any twelve-month period.  The redemption limitations apply to all redemptions, whether Ordinary or Exceptional Redemptions.

Any redemption requests are honored pro rata among all requests received based on funds available and are not honored on a first come, first served basis. During the three months ended December 31, 2017, our board of directors redeemed all 52 Ordinary Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 98,623 shares redeemed for $0.6 million (approximately $5.16 per share).  All redemptions were funded with cash on hand.

During the three months ended December 31, 2017, our board of directors redeemed all ten Exceptional Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 12,496 shares redeemed for approximately $0.1 million (approximately $5.83 per share).  All redemptions were funded with cash on hand.

During the three months ended December 31, 2017, we redeemed shares as follows (including both Ordinary Redemptions and Exceptional Redemptions):

2017	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
October	111,119	$5.23	111,119		(1)
November	—	—	—
December	—	—	—
	111,119	$5.23	111,119		(1)

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

On August 9, 2017, our board of directors adopted a Fourth Amended and Restated Share Redemption Program (the “Amended Share Redemption Program”) to be effective July 1, 2018. The material changes to the program are as follows. We will no longer process redemptions upon death, “qualifying disability,” or confinement to a long-term care facility on terms different than those on which we process all other redemptions. The price at which we will redeem shares submitted for redemption will be a percentage of the estimated NAV per Share as of the Effective Date (as defined in the Amended Share Redemption Program), as follows:

For Redemptions with an Effective Date Between
July 1, 2018 and June 30, 2019:	92.5% of the estimated NAV per Share
July 1, 2019 and June 30, 2020:	95.0% of the estimated NAV per Share
July 1, 2020 and June 30, 2021:	97.5% of the estimated NAV per Share
Thereafter:	100% of the estimated NAV per Share

Item 6.    Selected Financial Data.

As of December 31, 2017, we had eight real estate investments, seven of which were consolidated and one real estate investment which we account for under the equity method. One of our consolidated properties is wholly owned and six properties are consolidated through investments in joint ventures. During 2017, we sold our one hotel property, the Courtyard Kauai Coconut Beach Hotel. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

The following table reflects a rollforward of the number of real estate investments we had beginning January 1, 2012 through December 31, 2017:

Year	Portfolio Beginning of Year	Acquisitions	Dispositions	Portfolio as of Year-End	Unconsolidated as of Year-End (1)
2012(2)	11	1	2	10	—
2013(3)	10	4	1	13	1
2014	13	1	1	13	1
2015	13	—	4	9	1
2016	9	—	1	8	1
2017	8	1	1	8	1

(1)	The number of unconsolidated investments as of year-end, if any, is included in the number of real estate investments in the Portfolio as of Year-End.
(2)	The number of dispositions in 2012 does not reflect the sale of one of four buildings in our Interchange Business Center investment. We sold the remaining three buildings at Interchange Business Center on April 12, 2013 and reflected the sale in 2013 upon the disposition of the remaining buildings.
(3)	The number of dispositions in 2013 does not reflect the sale of the Original Florida MOB Portfolio. This investment and Gardens Medical Pavilion, collectively, the Florida MOB Portfolio, have been counted as one investment. As of December 31, 2017, we own an 81.8% interest in Gardens Medical Pavilion.

The selected data below has been derived from our audited consolidated financial statements (dollars in thousands, except per share amounts):

	As of December 31,
	2017	2016	2015	2014	2013
Total assets(1)	$236,164	$268,905	$342,189	$407,074	$411,190

Notes payable, net(1)	$89,921	$142,332	$177,036	$213,677	$208,852
Other liabilities(2)	6,608	7,934	48,574	16,841	9,549
Company stockholders’ equity	134,790	112,733	109,818	168,520	183,884
Noncontrolling interest	4,845	5,906	6,761	8,036	8,905
Total liabilities and equity	$236,164	$268,905	$342,189	$407,074	$411,190

(1)	Reflects our January 1, 2016, adoption of ASU 2015-03, which requires companies to present the debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of the related liability.
(2)	Other liabilities as of December 31, 2015 of $48.6 million include distributions payable of $38.4 million for a special cash distribution authorized by the board of directors on November 20, 2015 and paid out on January 5, 2016. Other liabilities as of December 31, 2014 of $16.8 million include obligations associated with real estate held for sale of $9.2 million related to Babcock and AJS.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Revenues	$37,544	$46,131	$50,250	$48,597	$43,389
Income (loss) from continuing operations, including gains on disposals (1)	29,043	4,908	7,677	(334)	(17,553)

Gains on disposals in continuing operations (1)	21,605	11,341	22,771	11,454	n/a
Income from discontinued operations, including gains on disposal	-	-	-	-	31,159
Impairment charge(2)	(4,132)	-	(1,417)	-	-
Net income (loss)	29,043	4,908	7,677	(334)	13,606
Net (income) loss attributable to noncontrolling interests	(4,485)	35	(699)	331	(4,877)

Net income (loss) attributable to the Company	24,558	4,943	6,978	(3)	8,729

Basic and diluted income (loss) per share	$0.98	$0.19	$0.27	$-	$ 0.34
Distributions declared per share	-	-	2.50	0.50	-

(1)	Effective April 1, 2014, we early adopted the revised guidance for discontinued operations. The Company did not view the 2017 sale of the Courtyard Kauai Coconut Beach Hotel, the 2016 sale of Lakewood Flats, the 2015 sales of Babcock, AJS, Holstenplatz, and Wimberly, or the 2014 sale of 1875 Lawrence as strategic shifts. Therefore, the results of operations and gains on sale of real estate related to these investments are classified in income (loss) from continuing operations through their respective dates of disposition for the years ended December 31, 2017, 2016, 2015, and 2014.
(2)	During 2015 and 2017, we recorded non-cash impairment charges of $1.4 million and $4.1 million, respectively, on our investment in 22 Exchange.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Executive Overview

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis.  In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who were distressed or faced time-sensitive deadlines.  In addition, our opportunistic and value-add investment strategy has included investments in real estate-related assets that present opportunities for higher current income. Since inception, we have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily. We have purchased existing, income-producing properties and newly constructed properties. We have also invested in mortgage and mezzanine loans. We have made our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. Currently, our investments include multifamily and student housing communities and an office building. All of our current investments are located in the United States. We currently intend to hold our various real properties until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

Market Outlook

During 2017, the health of the U.S. economy continued to steadily improve. The U.S. real gross domestic product, or GDP, grew at a solid rate of 2.3% during 2017 compared to 1.9% during 2016. The U.S. Federal Reserve is currently projecting a 2.5% median increase in GDP for 2018. Consumer confidence has grown stronger primarily as a result of the improving labor market, as evidenced by a historically low unemployment level, and relative stability in fuel prices. During 2017, the unemployment rate decreased to 4.1% as of the end of the year compared to 4.7% as of the end of 2016 and the labor market is expected to continue to remain strong throughout 2018. The strengthening of the labor market along with a solid rate of economic growth and low inflation were contributing factors leading to the U.S. Federal Reserve raising the federal funds rate three times throughout 2017. The federal funds rate, which helps determine rates for mortgages, credit cards and other borrowing, is currently hovering in a range of 1.25% to 1.5%, and overall, rates are still at historically low levels. The U.S. Federal Reserve has indicated it currently plans to continue to raise rates throughout 2018 and 2019.

As of December 31, 2017, we were invested in four multifamily properties, including the Flats at Fishers which we acquired on November 30, 2017.  For the year ended December 31, 2017, excluding assets sold during the year, 55% of our total revenues were derived from our multifamily properties. The multifamily sector has continued to see strong rent growth and had an average national rental growth rate of 2.58% in 2017 and ended the year with the national vacancy rate of 4.8% compared to 4.1% at the end of 2016. The increase in the national vacancy rate was principally attributable to new supply delivered to the marketplace as developers recognized the higher propensity to rent evidenced by the fact that according to the U.S. Census Bureau, the percentage of renters in the country is now around 36%. Despite the increased supply, nationwide average rental rates are still expected to continue to rise during 2018. Additionally, rising construction costs and higher interest rates for construction lending are expected to slow the pace of the number of new units delivered to the marketplace.

As of December 31, 2017, a portion of our portfolio was invested in three public university student housing complexes, including two complexes located near the University of Georgia and one complex located adjacent to the University of Akron. Unlike traditional multifamily housing, most leases at a student housing property typically begin and end on the same dates, which for our student housing leases, typically coincide with the commencement of the fall academic term and terminating at the completion of the last summer school session of the academic year.  As such, we must re-lease each property in its entirety each year during a highly compressed time period, resulting in significant turnover in our tenant population from year to year.  As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the short annual leasing season that generally begins in January and ends in August of each year.  Our properties’ occupancy rates are, therefore, relatively stable during the August to July academic year, but are susceptible to fluctuation at the commencement of each new academic year, which may be greater than the fluctuation in occupancy rates experienced by traditional multifamily properties.  Although college enrollment is down nationwide, demand for student housing remains strong at the major universities. Many universities continue to face challenges, including lower enrollment and increased tuition costs. These challenges may lead to a decrease in occupancy and lower than anticipated revenues at our student housing properties.

Although the current outlook on financing trends appears relatively stable and interest rates are still at historically low levels, there are risks.  It is expected that the U.S. Federal Reserve will continue to increase interest rates during 2018, the timing and amount of the rate increases as well government spending levels and global economic concerns generally affects the overall level of domestic economic growth.  Any of these issues could slow economic growth, which could affect the amount of capital available or the costs charged for financings.  As of December 31, 2017, our weighted average interest rate was 4.97%.

Liquidity and Capital Resources

We had cash and cash equivalents of $52.1 million as of December 31, 2017. Our principal demands for funds going forward will be for the payment of (a) operating expenses, (b) interest and principal on our outstanding indebtedness, (c) selective acquisitions and (d) distributions (if authorized by our board of directors). Generally, we expect to meet cash needs for the payment of operating expenses and interest on our outstanding indebtedness from our cash flow from operations and to fund distributions (if any) from our excess cash flow and/or proceeds from asset sales. To the extent that our cash flow from operations is not sufficient to cover our operating expenses, interest on our outstanding indebtedness, or redemptions, we expect to use borrowings and asset sales to fund such needs.

We intend to hold our various real properties until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. We sold the Courtyard Kauai Coconut Beach Hotel in the third quarter of 2017 and Lakewood Flats in the third quarter of 2016. Additionally, we received proceeds of approximately $21.6 million related to equity method investment in Prospect Park in the fourth quarter of 2017.

We did not make any distributions during 2017. On January 5, 2016, we paid a special cash distribution, which was declared in 2015, of $38.4 million, or $1.50 per share of common stock. On March 31, 2015, we paid a special cash distribution of $25.7 million, or $1.00 per share of common stock. Both the 2016 and 2015 special cash distributions were funded with proceeds from asset sales completed in 2015.

We continually evaluate our liquidity and ability to fund future operations and debt obligations.  In addition to our 22 Exchange loan (see “Debt Compliance” for additional information), as of March 16, 2018, the Company had aggregate balloon payments of approximately $56.6 million associated with (i) River Club and the Townhomes of River Club ($23.4 million due at maturity date of May 1, 2018), (ii) Parkside ($9.6 million due at maturity date of June 1, 2018) and (iii) Arbors Harbor Town ($23.6 million due at maturity date of January 1, 2019) maturing over the next twelve months. We currently expect to refinance all or a portion of the maturing indebtedness on or before its applicable scheduled maturity. However, if we are unable to refinance the outstanding indebtedness at favorable terms, we will look to repay the outstanding balance with available cash and/or proceeds from selective asset sales. In addition to our debt obligations, we consider other factors in evaluating our liquidity. For example, to the extent our portfolio is concentrated in certain geographic regions and types of assets, downturns relating generally to such regions and assets may result in tenants defaulting on their lease obligations at a number of our properties within a short time period.  Such defaults could negatively affect our liquidity and adversely affect our ability to fund our ongoing operations. For the year ended December 31, 2017, excluding the investment we sold in 2017, 28.1%, 13.9%, 21.3%, 13.1%, 22.6% and 1.0% of our total revenues (including revenues generated from tenant reimbursements) were derived from our properties located in Florida, Texas, Tennessee, Ohio, Georgia and Indiana, respectively. Additionally, excluding our property sold in 2017, 54.7%, 35.7% and 9.6% of our total revenues were from our multifamily properties, student housing properties and medical office building, respectively.

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

As of December 31, 2017, our notes payable balance was $89.9 million, net of deferred financing fees of $0.4 million, and had a weighted average interest rate of 4.97%. As of December 31, 2016, the Company had notes payable of $142.3 million, net of deferred financing fees of $0.8 million, with a weighted average interest rate of 3.9%. We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to 22 Exchange, and Parkside notes payable.

2017 Debt Transactions

Our debt secured by Courtyard Kauai Coconut Beach Hotel, with an outstanding balance of $38.0 million as of December 31, 2016, was scheduled to mature on May 9, 2017. On May 8, 2017, we, through our 80% ownership interest in a joint venture between our indirect wholly owned subsidiary and JMI Realty, LLC, an unaffiliated third party (the “Kauai Joint Venture”), entered into a new mortgage facility of up to $44.0 million (the “Courtyard Kauai Loan”) with TH Commercial Investment Corp. Initial borrowings of $36.0 million were advanced under the Courtyard Kauai Loan and those funds plus additional cash were used to repay the then outstanding balance under the previous loan with Wells Fargo Bank. The Courtyard Kauai Loan bore interest at 30-day LIBOR plus 4.7% and was scheduled to mature in three years with two one-year extensions available. We had also guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carve-outs as set forth in the guaranties in favor of the lender.

On August 15, 2017, the Courtyard Kauai Loan was assumed by the unrelated third-party buyer in connection with the sale of the Courtyard Kauai Coconut Beach Hotel. The outstanding balance as of the date of sale was $36.0 million. See Notes 6 and 9 of the Notes to Consolidated Financial Statements for additional information.

On December 27, 2017, we used cash on hand to pay off in full the existing indebtedness of approximately $12.5 million on the Gardens Medical Pavilion, which was scheduled to mature on January 1, 2018.

Debt Compliance

Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios, loan to value ratios, and liquidity.  We are currently in compliance with all of our debt covenants other than the debt associated with 22 Exchange (outstanding balance of approximately $19.0 million as of December 31, 2017) as discussed below.

We did not meet the debt service coverage requirements for our 22 Exchange loan as of March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017. As a result, the lender elected to sweep the cash from operations beginning in January 2018. Additionally, the cash from operations was not sufficient to fully pay the scheduled monthly debt service due on January 5, 2018, which constituted an event of default and therefore, the 22 Exchange loan which was scheduled to mature in May 2023 is now due on demand. We received notice on January 9, 2018 that the 22 Exchange loan had been transferred to a special servicer effective immediately. Subsequently, the special servicer placed the property in receivership and commenced foreclosure proceedings. However, we believe the loss of cash flow and the expected loss of this property will not have a material impact on our results of operations or financial condition.

Contractual Obligations

One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt. The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of December 31, 2017 (dollars in thousands):

	Payments Due by Period(1)
Description	2018	2019	2020	2021	2022	Thereafter	Total
Principal payments - fixed rate debt	$52,932	$23,934	$13,384	$-	$-	$-	$90,250
Interest payments - fixed rate debt	6,381	847	64	-	-	-	7,292

Total	$59,313	$24,781	$13,448	$-	$-	$-	$97,542

(1)	Does not include approximately $0.1 million of unamortized premium related to debt we assumed in connection with our acquisition of Parkside.

The table amounts reflect the 22 Exchange loan as due on demand. However, the table amounts do not reflect the effect of any available extension options.

In addition to the 22 Exchange loan, as of December 31, 2017, the Company had debt of approximately $23.5 million associated with River Club and the Townhomes at River Club, and $9.7 million associated with Parkside maturing in the next twelve months. If we do not dispose of River Club and the Townhomes at River Club or Parkside by their maturity dates, we expect to repay these outstanding balances with available cash or refinance all or a portion of the balances outstanding.

Results of Operations

As of December 31, 2017, we had eight real estate investments, seven of which were consolidated (one wholly owned property and six properties consolidated through investments in joint ventures) and one real estate investment which we account for under the equity method. We sold one property (Courtyard Kauai Coconut Beach Hotel) on August 15, 2017 and acquired one property (Flats at Fishers) on November 30, 2017. The disposition of this property did not qualify to be reported as discontinued operations since it did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of this property are reflected in the Company’s results from continuing operations for all periods presented through its date of disposition. Additionally, on December 15, 2017 we received proceeds of approximately $21.6 million related to our equity method investment in Prospect Park.

As of December 31, 2016, we had eight real estate investments, seven of which were consolidated (seven properties consolidated through investments in joint ventures) and one real estate investment which we account for under the equity method. We sold one property (Lakewood Flats) on August 16, 2016. The disposition of this property did not qualify to be reported as discontinued operations since it did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of this property are reflected in the Company’s results from continuing operations for all periods presented through its date of disposition.

As of December 31, 2015, we had nine real estate investments, eight of which were consolidated (one wholly owned property and seven properties consolidated through investments in joint ventures) and one real estate investment which we account for under the equity method of accounting. We sold Babcock, AJS, Holstenplatz, and Wimberly during 2015. These disposed properties did not qualify to be reported as discontinued operations since they did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of these disposed properties are reflected in the Company’s results from continuing operations for all periods presented through their respective dates of disposition.

Year ended December 31, 2017 as compared to the year ended December 31, 2016

Our results of operations for the year ended December 31, 2017 compared to the same period in 2016 reflect our acquisition and disposition activities during such periods. Properties which were owned by us during the entire periods presented are referred to as our “Same Store” properties.

The following table provides summary information about our results of operations for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Year Ended				Change	Change	Change
	December 31,		Increase/	Percentage	due to	due to	due to
	2017	2016	(Decrease)	Change	Acquisitions(1)	Dispositions(2)	Same Store(3)

Rental revenues	$24,337	$27,630	$(3,293)	(12.0%)	$245	$(4,091)	$553
Hotel revenues	13,207	18,501	(5,294)	(29.0%)	-	(9,393)	4,099
Total revenues	37,544	46,131	(8,587)	(19.0%)	245	(13,484)	4,652
Property operating expenses	8,855	9,496	(641)	(7.0%)	44	(882)	197
Hotel operating expenses	9,299	13,608	(4,309)	(32.0%)	-	(5,191)	882
Interest expense, net	6,129	6,164	(35)	(1.0%)	-	(4,434)	4,399
Real estate taxes	4,343	5,173	(830)	(16.0%)	51	(1,257)	376
Impairment charge	4,132	-	4,132	n/m	-	-	4,132
Property management fees	1,258	1,512	(254)	(17.0%)	8	(258)	(4)
Asset management fees(4)	1,782	2,264	(482)	(21.0%)	-	(363)	(119)
General and administrative	4,512	3,139	1,373	44.0%	756	(105)	722
Depreciation and amortization	9,618	11,014	(1,396)	(13.0%)	176	(1,479)	(93)
Income from investment in unconsolidated joint venture	17,931	-	17,931	n/m	n/a	n/a	n/a
Loss on early extinguishment of debt	-	500	(500)	(100.0%)	-	(500)	-
Gain on sale of real estate	21,605	11,341	10,264	91.0%	-	10,264	-
Income tax benefit	1,604	47	1,557	3,313.0%	n/a	n/a	n/a

(1)	Represents the effect on our operating results for the year ended December 31, 2017 compared to the same period in 2016 resulting from our 2017 acquisition of the Flats at Fishers.

(2)	Represents the effect on our operating results for the year ended December 31, 2017 compared to the same period in 2016 principally resulting from our 2017 disposition of the Courtyard Kauai Coconut Beach Hotel and our 2016 disposition of Lakewood Flats.

(3)	Represents the change for the year ended December 31, 2017 compared to the same period in 2016 for real estate and real estate-related investments owned by us during the entire periods presented, excluding any classified as held for sale (“Same Store”). Same Store properties for the periods ended December 31, 2017 and 2016 include Gardens Medical Pavilion, River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town, 22 Exchange, and Parkside.

(4)	Asset management fees payable to the advisor are an obligation of the Company, and as such, asset management fees associated with all investments owned during the period are classified in continuing operations. Therefore, the amounts above include asset management fees associated with any property owned during a particular period, including those related to our disposed properties.

The following table reflects total rental and hotel revenues and total property and hotel operating expenses for the years ended December 31, 2017 and 2016 for our (i) Same Store properties, (ii) acquisitions and (iii) dispositions (dollars in thousands):

	Year Ended
	December 31,
Description	2017	2016	Change

Rental and hotel revenues:
Same Store	$24,092	$23,546	$546
Acquisitions	245	-	245
Dispositions	13,207	22,585	(9,378)
Total rental and hotel revenues	$37,544	$46,131	$(8,587)

Property and hotel operating expenses:
Same Store	$8,811	$8,614	$197
Acquisitions	44	-	44
Dispositions	9,299	14,490	(5,191)
Total property operating expenses	$18,154	$23,104	$(4,950)

The tables below reflect occupancy and effective monthly rental rates for our Same Store properties:

	Occupancy		Effective Monthly Rent per Square Foot/Unit/Bed(1)
	As of December 31,		Year Ended December 31,
Property	2017	2016	2017	2016
Gardens Medical Pavilion	70%	72%	$2.20	$1.97	per sq. ft.
River Club and the Townhomes at River Club	95%	98%	507.98	401.68	per bed
Lakes of Margate	88%	94%	1,274.88	1,273.61	per unit
Arbors Harbor Town	92%	94%	1,299.08	1,213.26	per unit
22 Exchange	81%	89%	462.04	552.67	per bed
Parkside	93%	96%	1,116.33	1,142.08	per unit

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

Revenues.    Rental revenues for the year ended December 31, 2017 were $24.3 million, a decrease of $3.3 million, compared to $27.6 million for the same period 2016. Excluding the effect of our acquisition and disposition activities during the periods, our rental revenues increased by $0.6 million for our Same Store properties.

Hotel revenues for the year ended December 31, 2017 were $13.2 million, a decrease of $5.3 million, compared to $18.5 million for the same period in 2016. Our hotel revenues were attributable solely to the Courtyard Kauai Coconut Beach Hotel which was sold on August 15, 2017.

Property Operating Expenses.    Property operating expenses for the year ended December 31, 2017 were $8.9 million, a decrease of $0.6 million, compared to $9.5 million for the same period in 2016. Excluding the effect of our acquisition and disposition activities during the periods, our property operating expenses increased by $0.2 million for our Same Store properties.

Hotel Operating Expenses.  Hotel operating expenses for the year ended December 31, 2017 were $9.3 million, a decrease of $4.3 million, compared to $13.6 million for the same period in 2016.  Our hotel operating expenses were attributable solely to the Courtyard Kauai Coconut Beach Hotel which was sold on August 15, 2017.

Interest Expense, Net.   Interest expense, net for the year ended December 31, 2017 was $6.1 million, a decrease of $0.1 million, compared to $6.2 million for the same period in 2016.  Excluding the effect of our acquisition and disposition activities during the periods, our interest expense, net increased by $0.1 million. During the year ended December 31, 2016, we capitalized interest of approximately $0.1 million in connection with our equity method investment in Prospect Park.

Real Estate Taxes.  Real estate taxes for the year ended December 31, 2017 were $4.3 million, a decrease of $0.8 million, compared to $5.1 million for the same period in 2016. Excluding the effect of our acquisitions and dispositions activity during the periods, our real estate taxes increased by $0.3 million for our Same Store Properties.

Impairment Charge. During the year ended December 31, 2017, we recorded a non-cash impairment charge of $4.1 million on our investment in 22 Exchange (see Note 2 of the Notes to Consolidated Financial Statements for additional information. During the year ended December 31, 2016 we did not record any impairment charges.

Property Management Fees.   Property management fees, which are based on revenues, were $1.3 million and $1.5 million for the years ended December 31, 2017 and 2016, respectively, and were composed of property management fees paid to unaffiliated third parties and our affiliated property manager.

Asset Management Fees.   Asset management fees for the years ended December 31, 2017 and 2016 were $1.8 million and $2.3 million, respectively, and were composed of asset management fees paid to our external advisor and third parties with respect to our investments. We pay our external advisor or its affiliates a monthly asset management fee of one-twelfth of 0.7% of the value for each asset as determined in connection with our establishment and publication of an estimated NAV per Share. Asset management fees for the years ended December 31, 2017 and 2016 include fees related to our disposed properties. We incurred $0.2 million and $0.3 million in asset management fees related to disposed properties during the years ended December 31, 2017 and 2016, respectively.

General and Administrative Expenses.   General and administrative expenses for the years ended December 31, 2017 and 2016 were $4.5 million and $3.1 million, respectively, and were composed of audit fees, legal fees, board of directors’ fees, and other administrative expenses.  The increase of approximately $1.4 million during the year ended December 31, 2017 compared to the same period in 2016 was primarily due to acquisition fees and an increase in professional fees.

Depreciation and Amortization.   Depreciation and amortization for the years ended December 31, 2017 and 2016 were $9.6 million and $11.0 million, respectively.  Excluding the effect of our acquisitions and dispositions activity during the periods, our depreciation and amortization decreased by $0.1 million for our Same Store Properties.

Income from Investment in Unconsolidated Joint Venture. For the year ended December 31, 2017, we recorded equity earnings of $17.9 million related to our unconsolidated investment in Prospect Park. For the year ended December 31, 2016, we recorded no equity earnings related to our unconsolidated investment in Prospect Park. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

Loss on Early Extinguishment of Debt. We recorded a loss on early extinguishment of debt of $0.5 million during the year ended December 31, 2016 in connection with the disposition of Lakewood Flats on August 16, 2016. The $0.5 million loss consisted of the write-off of deferred financing fees of $0.4 million and an early termination fee of $0.1 million.

Gain on Sale of Real Estate. During the year ended December 31, 2017, we recorded a gain on sale of real estate of approximately $20.9 million in connection with our disposition of the Courtyard Kauai Coconut Beach Hotel. Additionally, during 2017 we recognized an aggregate gain of $0.7 million related to certain escrow reimbursements from an outstanding insurance claim for Lakewood Flats. During the year ended December 31, 2016, we recorded a gain on sale of real estate of approximately $11.5 million and a deferred gain of approximately $1.2 million in connection with our disposition of Lakewood Flats. The deferred gain related to an outstanding insurance claim on Lakewood Flats. Additionally, during 2016 we recorded a $0.1 million loss related to the final settlement of certain fees associated with our 2015 disposition of AJS.

Income Tax Benefit. During the year ended December 31, 2017, we recorded an aggregate income tax benefit of approximately $1.6 million consisting of (i) a refund of foreign income tax of approximately $0.8 million and (ii) the reversal of our previously estimated taxes payable $0.8 million related to the sales of AJS and Holstenplatz. During the year ended December 31, 2016, we recorded an income tax benefit of less than $0.1 million representing the difference in the actual taxes due and the originally estimated taxes payable on the sale of Holstenplatz.

Year ended December 31, 2016 as compared to the year ended December 31, 2015

Our results of operations for the year ended December 31, 2016 compared to the same period in 2015 reflect our disposition activities during such periods. Properties which were owned by us during the entire periods presented are referred to as our “Same Store” properties.

The following table provides summary information about our results of operations for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Year ended December 31,		Increase	Percentage	Change due to	Change due to
Description	2016	2015	(Decrease)	Change	Dispositions(1)	Same Store(2)
Rental revenues	$27,630	$32,556	$(4,926)	(15.1)%	$(6,252)	$1,326
Hotel revenues	18,501	17,694	807	4.6%	—	807
Total revenues	46,131	51,250	(5,119)	(10.0)%	(6,252)	2,133
Property operating expenses	9,496	11,503	(2,007)	(17.4)%	(2,071)	64
Hotel operating expenses	13,608	12,498	1,110	8.9%	—	1,110
Interest expense, net	6,164	6,791	(627)	(9.2)%	(918)	291
Real estate taxes	5,173	6,127	(954)	(15.6)%	(1,001)	47
Impairment charge	—	1,417	(1,417)	(100.0)%	—	(1,417)
Property management fees	1,512	1,650	(138)	(8.4)%	(219)	81
Asset management fees(3)	2,264	2,702	(438)	(16.2)%	(343)	(95)
General and Administrative	3,139	3,620	(481)	(13.3)%	n/a	n/a
Depreciation and amortization	11,014	14,950	(3,936)	(26.3)%	(4,380)	444
Loss on early extinguishment of debt	500	732	(232)	(31.7)%	(232)	—
Other income (expense), net	122	(777)	899	(115.7)%	899	—
Gain on sale of real estate	11,341	22,771	(11,430)	(50.2)%	(11,430)	—
Income tax benefit (expense)	47	(2,726)	2,773	n/a	n/a	n/a

(1)	Represents the effect on our operating results for the year ended December 31, 2016 compared to the same period in 2015 resulting from our 2016 disposition of Lakewood Flats and our 2015 dispositions of Babcock, AJS, Holstenplatz, and Wimberly.
(2)	Represents the change for the year ended December 31, 2016 compared to same period in 2015 for real estate and real estate-related investments owned by us during the entire periods presented, excluding any classified as held for sale (“Same Store”). Same Store for the periods ended December 31, 2016 and 2015 include Gardens Medical Pavilion, River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town, Courtyard Kauai Coconut Beach Hotel, 22 Exchange, and Parkside.
(3)	Asset management fees payable to the advisor are an obligation of the Company, and as such, asset management fees associated with all investments owned during the period are classified in continuing operations. Therefore, the amounts above include asset management fees associated with any property owned during a particular period, including those related to our disposed properties.

The following table reflects rental revenues and property operating expenses for the years ended December 31, 2016 and 2015 for (i) our Same Store properties; and (ii) our disposition of Lakewood Flats on August 16, 2016 and our 2015 dispositions of Babcock, AJS, Holstenplatz, and Wimberly (dollars in thousands):

	Year Ended December 31,
Description	2016	2015	Change
Revenues
Same Store	$23,498	$22,172	$1,326
Dispositions	4,132	10,384	(6,252)
Total revenues	$27,630	$32,556	$(4,926)

Property and hotel operating expenses
Same Store	$8,389	$8,325	$64
Dispositions	1,107	3,178	(2,071)
Total property and hotel operating expenses	$9,496	$11,503	$(2,007)

The tables below reflect occupancy and effective monthly rental rates for our Same Store properties and occupancy and average daily rate (“ADR”) for the Courtyard Kauai Coconut Beach Hotel:

	Occupancy (%)		Effective Monthly Rent per Square Foot/Unit/Bed(1)
	Year Ended December 31,		Year Ended December 31,
Property	2016	2015	2016	2015
Gardens Medical Pavilion	72%	62%	$1.97	$2.11	per sq. ft.
River Club and the Townhomes at River Club	98%	96%	401.68	383.62	per bed
Lakes of Margate	94%	95%	1,273.61	1,218.84	per unit
Arbors Harbor Town	94%	91%	1,213.26	1,144.39	per unit
22 Exchange	89%	94%	552.67	584.20	per bed
Parkside	96%	77%	1,142.08	1,149.54	per unit

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

	Occupancy(1)		ADR
	Year Ended December 31,		Year Ended December 31,
Property	2016	2015	2016	2015
Courtyard Kauai Coconut Beach Hotel	84%	82%	$140.75	$140.34

(1)	Represents average occupancy for the year ended December 31. The Courtyard Kauai Coconut Beach Hotel had 311 rooms and approximately 6,200 square feet of meeting space. Occupancy was for the entire year and was based on standard industry metrics, including rooms available for rent.

Revenues.    Revenues for the year ended December 31, 2016 were $46.1 million, a decrease of $4.1 million, compared to $50.2 million for the same period in 2015. Excluding the effect of our dispositions during the periods, rental revenues (including our hotel revenues) for the years ended December 31, 2016 and 2015 were $42.0 million and $39.9 million, respectively. Rental revenues from Babcock, AJS, Holstenplatz, and Wimberly, which were disposed of in 2015 and Lakewood Flats, which was disposed of in 2016, were $4.1 million and $10.4 million for the years ended December 31, 2016 and 2015, respectively.

The change in revenues is primarily due to:

•	a decrease in rental revenues of $6.3 million resulting from our 2016 and 2015 dispositions. This decrease was partially offset by an increase of approximately $1.3 million related to our Same Store properties; and

•	an increase in hotel revenues of $0.8 million, or 4.6%, at the Courtyard Kauai Coconut Beach Hotel due to a 2% increase in occupancy. In addition, food and beverage revenue increased $0.5 million.

Property Operating Expenses.    Property operating expenses for the year end December 31, 2016 were $9.5 million, a decrease of $2.0 million, compared to $11.5 million for the same period in 2015. Excluding the effect of our dispositions during the periods, property operating expenses increased by less than $0.1 million for our Same Store properties.

Hotel Operating Expenses.  Hotel operating expenses for the year ended December 31, 2016 were $13.6 million, a decrease of $1.1 million, compared to $12.5 million for the same period in 2015.  The increase in hotel operating expenses was primarily due to an aggregate increase of $0.9 million in food and beverage costs and sales and marketing costs incurred during 2016 for the Courtyard Kauai Coconut Beach Hotel.

Interest Expense, Net.   Interest expense, net for the years ended December 31, 2016 was $6.2 million, a decrease of $0.6 million, compared to $6.8 million for the same period in 2015.  Excluding the effect of our dispositions during the periods, interest expense, net increased by $0.3 million for our Same Store properties. For the years ended December 31, 2016 and 2015, we capitalized interest of approximately $0.1 million and $0.5 million, respectively, in connection with our equity method investment in Prospect Park.

Real Estate Taxes.  Real estate taxes for the year ended December 31, 2016 were $5.1 million, a decrease of $1.0 million, compared to $6.1 million for the same period in 2015. Excluding the effect of our dispositions during the periods, real estate taxes increased by less than $0.1 million for our Same Store properties.

Impairment Charge. During the year ended December 31, 2016 we did not record any impairment charges. During the year ended December 31, 2015, we recorded a non-cash impairment charge of $1.4 million on our investment in 22 Exchange (see Note 2 of the Notes to Consolidated Financial Statements for additional information).

Property Management Fees.   Property management fees, which are based on revenues, were $1.5 million and $1.7 million for the years ended December 31, 2016 and 2015, respectively, and were composed of property management fees paid to unaffiliated third parties and our affiliated property manager.

Asset Management Fees.   Asset management fees for the years ended December 31, 2016 and 2015 were $2.3 million and $2.7 million, respectively, and were composed of asset management fees paid to the Behringer Advisor and third parties with respect to our investments. We pay our external advisor or its affiliates a monthly asset management fee of one-twelfth of 0.7% of the value for each asset as determined in connection with our establishment and publication of a NAV per Share. Asset management fees for the years ended December 31, 2016 and 2015 include fees related to our disposed properties. We expensed $0.3 million and $0.7 million in asset management fees related to disposed properties during the years ended December 31, 2016 and 2015, respectively.

General and Administrative Expenses.   General and administrative expenses for the years ended December 31, 2016 and 2015 were $3.1 million and $3.6 million, respectively, and were composed of audit fees, legal fees, board of directors’ fees, and other administrative expenses.  The decrease of approximately $0.5 million during the year ended December 31, 2016 was primarily due to decreases of $0.3 million and $0.2 million in administrative service fees payable to the external advisor and legal fees, respectively.

Depreciation and Amortization.   Depreciation and amortization for the years ended December 31, 2016 and 2015 were $11.0 million and $14.9 million, respectively.  Excluding the effect of our dispositions during the periods, our depreciations and amortization increased by $0.4 million for our Same Store properties.

Loss on Early Extinguishment of Debt. We recorded a loss on early extinguishment of debt of $0.5 million during the year ended December 31, 2016 in connection with the disposition of Lakewood Flats on August 16, 2016. The $0.5 million loss consisted of the write-off of deferred financing fees of $0.4 million and an early termination fee of $0.1 million. During the year ended December 31, 2015, we recorded losses on early extinguishment of debt totaling $0.7 million in connection with the payoff of debt secured by three investments we sold. The aggregate charge of $0.7 million was comprised of the write-off of deferred financing fees of $0.3 million and early termination fees of $0.4 million.

Other income (expense, net). During the years ended December 31, 2016 and 2015, we had other income of $0.1 million and other expense, net of $0.8 million, respectively. During 2015, our other expense, net reflects aggregate unfavorable currency translation adjustments of $0.8 million related to the cash proceeds received from the sale of our foreign properties.

Gain on Sale of Real Estate. During the year ended December 31, 2016, we recorded a gain on sale of real estate of approximately $11.5 million and a deferred gain of approximately $1.2 million in connection with our disposition of Lakewood Flats. The deferred gain related to an outstanding insurance claim on Lakewood Flats. Additionally, during 2016 we recorded a $0.1 million loss related to the final settlement of certain fees associated with our 2015 disposition of AJS. During the year ended December 31, 2015, we recorded aggregate gains on the sale of real estate of $22.8 million in connection with our disposition of our four foreign properties. The gain on sale of AJS, which was located in Berlin, Germany, was net of a cumulative translation adjustment (“CTA”) of $0.6 million. The gain on sale of Holstenplatz, which was located in Hamburg, Germany, included a CTA credit of $0.4 million.

Income Tax Benefit (Expense). During the year ended December 31, 2016, we recorded an income tax benefit of less than $0.1 million representing the difference in the actual taxes due and the originally estimated taxes payable on the sale of Holstenplatz.  During the year ended December 31, 2015, we recorded an aggregate provision for income tax of approximately $2.7 million representing estimated foreign income tax due as a result of the sale of two foreign investments, AJS ($1.7 million) and Holstenplatz ($1.0 million). The foreign income tax related to both dispositions was calculated on gains recognized at the exchange rate in effect on the dates of sale and calculated using then current tax rates.

Summary of Cash Flows

Operating activities

Net cash flows provided by operating activities of $2.7 million for the year ended December 31, 2017 consists of the following:

•	net cash inflows of approximately $3.2 million from our net income after adjustment for non-cash items; and

•	net cash outflows of approximately $0.5 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash provided by investing activities of $7.6 million for the year ended December 31, 2017 consists primarily of the following:

•	proceeds of approximately $21.6 million related to our equity method investment in Prospect Park;

•	proceeds of $24.0 million from the disposition of the Courtyard Kauai Coconut Beach Hotel;

•	purchase of the Flats at Fishers for $36.9 million; and

•	capital expenditures of $1.2 million.

Financing activities

The net cash used in financing activities of $26.6 million for the year ended December 31, 2017 consists primarily of the following:

•	net debt principal payments $16.6 million;

•	payment of loan fees and expenses of $1.5 million;

•	aggregate distributions to our noncontrolling interests of $5.6 million; and

•	redemptions and cancellation of common stock of $3.0 million.

Funds from Operations and Modified Funds from Operations

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings, improvements, and straight-line amortization of intangibles, which implies that the value of a real estate asset diminishes predictably over time. We believe that, because real estate values historically rise and fall with market conditions, including, but not limited to, inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using the historical accounting convention for depreciation and certain other items may be less informative.

Because of these factors, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has published a standardized measure of performance known as funds from operations ("FFO"), which is used in the REIT industry as a supplemental performance measure. We believe FFO, which excludes certain items such as real estate-related depreciation and amortization, is an appropriate supplemental measure of a REIT's operating performance. FFO is not equivalent to our net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards set forth in the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, but excluding gains or losses from sales of property and real estate related impairments, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

We believe that the use of FFO provides a more complete understanding of our performance to investors and to management and reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.

Changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT's definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses incurred for business combinations, have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed under GAAP across all industries. These changes had a particularly significant impact on publicly registered, non-listed REITs, which typically have a significant amount of acquisition activity in the early part of their existence, particularly during the period when they are raising capital through ongoing initial public offerings.

Because of these factors, the Investment Program Association (the "IPA"), an industry trade group, published a standardized measure of performance known as modified funds from operations ("MFFO"), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that both before and after we have deployed all of our offering proceeds and are no longer incurring a significant amount of acquisition fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction-related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses (which includes costs incurred in connection with strategic alternatives), amounts relating to deferred rent receivables and amortization of market lease and other intangibles, net (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), accretion of discounts and amortization of premiums on debt investments and borrowings, mark-to-market adjustments included in net income (including gains or losses incurred on assets held for sale), gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.

We believe that, because MFFO excludes costs that we consider more reflective of acquisition activities and other non-operating items, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry and allows for an evaluation of our performance against other publicly registered, non-listed REITs.

Not all REITs, including publicly registered, non-listed REITs, calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs, including publicly registered, non-listed REITs, may not be meaningful. Furthermore, FFO and MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as determined under GAAP as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. FFO and MFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The methods utilized to evaluate the performance of a publicly registered, non-listed REIT under GAAP should be construed as more relevant measures of operational performance and considered more prominently than the non-GAAP measures, FFO and MFFO, and the adjustments to GAAP in calculating FFO and MFFO.

Neither the SEC, NAREIT, the IPA nor any other regulatory body or industry trade group has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, NAREIT, the IPA or another industry trade group may publish updates to the White Paper or the Practice Guidelines or the SEC or another regulatory body could standardize the allowable adjustments across the publicly registered, non-listed REIT industry, and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.

Our calculations of FFO and MFFO for the years ended December 31, 2017, 2016 and 2015 are presented below (dollars and shares in thousands, except per share amounts):

	For the Year Ended December 31,
Description	2017	2016	2015
Net income	$29,043	$4,908	$7,677
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	9,618	11,014	14,950
Impairment charge(1)	4,132	-	1,417
Adjustments to equity in earnings from unconsolidated entity(2)	(17,931)	-	-
Gain on sale of real estate(3)	(21,605)	(11,341)	(22,771)
Income tax (benefit) expense associated with real estate sale(4)	(1,604)	(23)	2,662
FFO	1,653	4,558	3,935
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(5)	792	-	21
Amortization of above or below market leases and liabilities(6)	3	10	(19)
Loss on debt extinguishment(7)	-	500	732
Accretion of discounts and amortization of premiums on debt investments(8)	(168)	(168)	(168)
MFFO before straight-line rent	2,280	4,900	4,501
Straight-line rent(9)	(10)	(81)	(47)
MFFO - IPA recommended format	$2,270	$4,819	$4,454

Net income	$29,043	$4,908	$7,677
Less: (income) loss attributable to noncontrolling interests	(4,485)	35	(699)
Net income applicable to company's common shares	$24,558	$4,943	$6,978
Net income per common share, basic and diluted	$0.98	$0.19	$0.27

FFO	$1,653	$4,558	$3,935
Less: FFO attributable to noncontrolling interests	(566)	(1,208)	(1,055)
FFO attributable to company's common shares	$1,087	$3,350	$2,880
FFO per common share, basic and diluted	$0.04	$0.13	$0.11

MFFO - IPA recommended format	$2,270	$4,819	$4,454
Less: MFFO attributable to noncontrolling interests	(961)	(1,027)	(789)
MFFO attributable to company's common shares	$1,309	$3,792	$3,665

Weighted average number of common shares outstanding, basic and diluted	24,950	25,418	25,688

(1)	During the years ended December 31, 2017 and 2015, we recorded non-cash impairment charges of $4.1 million and $1.4 million, respectively, to reduce the carrying value of 22 Exchange to its then estimated fair value.

(2)	For the year ended December 31, 2017, we recorded equity earnings of $17.9 million related to our unconsolidated investment in Prospect Park For the years ended December 31, 2016 and 2015, we recorded no equity earnings related to our unconsolidated investment in Prospect Park.

(3)	The gain on the sale of real estate for the year ended December 31, 2017 is primarily related to the sale of the Courtyard Kauai Coconut Beach Hotel. The gain on sale of real estate for the year ended December 31, 2016 is primarily related to the sale of Lakewood Flats and also includes a 2016 adjustment for trade taxes related to the 2015 sale of AJS. For the year ended December 31, 2015, includes the gain on sale of real estate related to our Babcock, AJS, Holstenplatz, and Wimberly investments. The gain on sale of real estate related to AJS is net of a cumulative foreign currency translation loss of approximately $0.6 million due to the substantial liquidation of AJS. The gain on sale of real estate related to Holstenplatz includes a CTA credit of approximately $0.4 million due to the substantial liquidation of Holstenplatz.

(4)	During 2015, we recorded an aggregate provision for income tax of approximately $2.7 million representing estimated foreign income tax due as a result of the sale of two foreign investments, AJS ($1.7 million) and Holstenplatz ($1.0 million). During the third quarter of 2017, we recorded an aggregate income tax benefit of approximately $1.6 million consisting of (i) a refund of foreign income tax of approximately $0.8 million and (ii) the reversal of our previously estimated taxes payable on these sales of $0.8 million. We had less than $0.1 million income tax benefit in 2016, related to the difference in actual income taxes due and the originally estimated income taxes payable on the sale of Holstenplatz.

(5)	We recognized acquisition expenses of $0.8 million during the year ended December 31, 2017 principally related to our acquisition of the Flats at Fishers. We did not acquire any properties during the years ended December 31, 2016 or 2015.

(6)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(7)	During the years ended December 31, 2016 and 2015, we recognized losses on early extinguishment of debt of $0.5 million and $0.7 million, respectively, comprised of the write-off of deferred financing fees of $0.4 million and $0.3 million and early termination fees of $0.1 million and $0.4 million, respectively.

(8)	During each of the years ended December 31, 2017, 2016 and 2016, we amortized $0.2 million of the debt premium associated with our Parkside notes payable.

(9)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

Distributions

U.S. federal tax law requires a REIT distribute at least 90% of its annual REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles, or GAAP) determined without regard to the deduction for dividends paid and excluding any net capital gain. In order to continue to qualify for REIT status, we may be required to make distributions in excess of cash available. Distributions are authorized at the discretion of our board of directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. Such analyses may include actual and anticipated operating cash flow, capital expenditure needs, general financial and market conditions, proceeds from asset sales, and other factors that our board of directors deems relevant. The board of directors’ decision will be substantially influenced by the obligation to ensure that we maintain our federal tax status as a REIT. We cannot provide assurance that we will pay distributions at any particular level, or at all.

On November 20, 2015, our board of directors authorized a special cash distribution of $38.4 million, or $1.50 per share of common stock, payable to stockholders of record as of December 31, 2015. The Company paid this special cash distribution on January 5, 2016. This special cash distribution represented a portion of proceeds from asset sales.

We did not make any distributions to our stockholders during the year ended December 31, 2017. Total distributions paid to stockholders during the year ended December 31, 2016 were $38.4 million and were fully funded with proceeds from asset sales. For further discussion on distribution payments, see Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions.”

During 2016, our special cash distributions paid were classified as follows for federal income tax purposes:

Description	2016
Ordinary income	—
Capital gains	25.4%
Return of capital	74.6%
Total	100.0%

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control. All inter-company transactions, balances, and profits have been eliminated in consolidation. In addition, interests in entities acquired are evaluated based on applicable GAAP, and deemed to be variable interest entities (“VIE”) in which we are the primary beneficiary are also consolidated. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which we have control, substantive participating rights or both under the respective ownership agreement. For entities in which we have less than a controlling interest but have significant influence, we account for the investment using the equity method of accounting.

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

Real Estate

Upon the acquisition of real estate properties that qualify as a business, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their fair values. The acquisition date is the date on which we obtain control of the real estate property. The assets acquired and liabilities assumed may consist of land, inclusive of associated rights, buildings, assumed debt, identified intangible assets and liabilities, and asset retirement obligations. Identified intangible assets generally consist of above-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions, and tenant relationships. Identified intangible liabilities generally consist of below-market leases. Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of consideration transferred and any noncontrolling interests in the acquiree over the fair value of the identifiable net assets acquired. Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired. Acquisition-related costs are expensed in the period incurred. Initial valuations are subject to change until our information is finalized, which is no later than twelve months from the acquisition date.

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

Real Estate Held for Sale and Discontinued Operations

We classify properties as held for sale when certain criteria are met, in accordance with GAAP. At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. We did not have any properties classified as held for sale as of December 31, 2017 or 2016.

For sales of real estate or assets classified as held for sale, we evaluate whether a disposal transaction meets the criteria of a strategic shift that will have a major effect on our operations and financial results to determine if the results of operations and gains on sale of real estate will be presented as part of our continuing operations or as discontinued operations in our consolidated statements of operations. If the disposal represents a strategic shift, it will be classified as discontinued operations for all periods presented; if not, it will be presented in continuing operations.

Investment in Unconsolidated Joint Venture

We have and may continue to provide funding to third party developers for the acquisition, development, and construction of real estate (“ADC Arrangement”).  Under an ADC Arrangement, we may participate in the residual profits of the project through the sale or refinancing of the property.  We evaluate such arrangements to determine if they have characteristics similar to a loan or if the characteristics are more similar to a joint venture or partnership such as participating in the risks and rewards of the project as an owner or an investment partner. When we determine that the characteristics are more similar to a jointly-owned investment or partnership, we account for the arrangement as an investment in an unconsolidated joint venture under the equity method of accounting or a direct investment (consolidated basis of accounting) instead of applying loan accounting.  The ADC Arrangements are reassessed at each reporting period.

Investment Impairment

For all of our real estate and real estate-related investments, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  Examples of the types of events and circumstances that would cause management to assess our assets for potential impairment include, but are not limited to:  a significant decrease in the market price of an asset; a significant adverse change in the manner in which the asset is being used; an accumulation of costs in excess of the acquisition basis plus construction of the property; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers; and changes in the global and local markets or economic conditions.  To the extent that our portfolio is concentrated in limited geographic locations, downturns specifically related to such regions may result in tenants defaulting on their lease obligations at those properties within a short time period, which may result in asset impairments.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  These projected cash flows are prepared internally by the Advisor and reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. Our management reviews these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions that are consistent with market data or with assumptions that would be used by a third-party market participant and assume the highest and best use of the investment. We consider trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.

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

During the year ended December 31, 2017, we recorded a non-cash impairment charge of $4.1 million to reduce the carrying value of our investment in 22 Exchange, a student housing property with a retail component located in Akron, Ohio, to its estimated fair value. This charge was attributable to certain events; including the loss of our anchor retail tenant during the fourth quarter of 2017 and the lender’s notice to us that it would begin sweeping the cash from operations for this property effective January 2018. During the year ended December 31, 2015, we recorded a non-cash impairment charge of $1.4 million to reduce the carrying value of our investment in 22 Exchange to its estimated fair value. This charge was due to the local market decline in Akron, Ohio. In estimating the fair values of 22 Exchange, we used management’s internal discounted cash flow analyses prepared with consideration of the local market. We believe the carrying value of our operating real estate assets and our investment in an unconsolidated joint venture is currently recoverable. However, if market conditions worsen unexpectedly or if changes in our strategy significantly affect any key assumptions used in our fair value calculations, we may need to take charges in future periods for impairments related to our existing investments.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

New Accounting Pronouncements

See Note 3 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that have not yet been required to implement and may be applicable to our future operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

The Euro was the functional currency for the operations of Alte Jakobstraße (“AJS”) and Holstenplatz, which were both sold in 2015. As a result of the sale of AJS and Holstenplatz, we no longer have foreign operations. However, we still maintain a Euro-denominated bank account that is comprised primarily of the remaining undistributed proceeds from the sale of these properties, which we translate into U.S. dollars at the current exchange rate at each reporting period. As of December 31, 2017, we maintained approximately $0.4 million in Euro-denominated accounts.

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt. However, all of our outstanding notes payable of $90.3 million, excluding deferred financing fees, as of December 31, 2017 were subject to fixed interest rates.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of December 31, 2017, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of December 31, 2017, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our principal executive officer and principal financial officer, evaluated, as of December 31, 2017, the effectiveness of our internal control over financial reporting using the criteria established in Internal Control—New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting, as of December 31, 2017, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Andreas K. Bremer, 61, has served as one of our independent directors since November 2007 and as Lead Director since June 2017. Mr. Bremer currently serves as Executive Vice President of International Capital, LLC, a position he has held since 2005. Mr. Bremer joined International Capital as its Chief Financial Officer in October 2002. International Capital specializes in acquisition, disposition, management and administration of commercial investment properties, and Mr. Bremer is responsible for all financial aspects of the company’s operations. Before joining International Capital, Mr. Bremer was the Chief Financial Officer of ATLASwerks®, a leading communication software company in Dallas. He acted as a corporate finance consultant for two years at McKinsey & Co. in both the Dallas and New York offices and served as Vice President of Finance and Treasurer at Paging Network, Inc. Mr. Bremer started his career at COMMERZBANK AG in Germany and spent seven of his 13-year tenure at the company’s New York and Atlanta offices. Mr. Bremer has over 25 years of financial and general management experience with extensive knowledge of corporate finance and commercial lending both in the United States and other countries, particularly Germany and holds a degree as CCIM. Mr. Bremer has served as Chairman of the German International School in Dallas since 2009. He was the Director of the Texas Warburg Chapter of the American Council on Germany in Dallas and, as Knight of Justice, is a member of the Order of St. John. Mr. Bremer received a law degree from the Johannes-Gutenberg University in Mainz, Germany.

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

Diane S. Detering-Paddison, 58, has served as one of our independent directors since June 2009. Ms. Detering-Paddison serves as President of 4word, www.4wordwomen.org, a not-for-profit organization she founded that connects, leads and supports professional Christian women and enables them to reach their potential. From February 2010 until June 2014, Ms. Detering-Paddison served as Chief Strategy Officer of Cassidy Turley, one of the nation’s largest commercial real estate service providers. Prior to joining Cassidy Turley, Ms. Detering-Paddison served as the Chief Operating Officer of ProLogis, an owner, manager, and developer of distribution facilities, from June 2008 until January 2009. Prior to that, Ms. Detering-Paddison was with CB Richard Ellis and Trammell Crow Company for over 20 years. During her time there, she served as Senior Vice President, Corporate and Investor Client Accounts from April 2001 until December 2004, Chief Operating Officer, Global Services from January 2005 until December 2006, and President, Global Corporate Services - Client Accounts from December 2006 until May 2008. Ms. Detering-Paddison was part of a ten member executive team that managed the merger between Trammell Crow Company and CB Richard Ellis in December 2006. Ms. Detering-Paddison serves on the Salvation Army national advisory board. Ms. Detering-Paddison is the author of “Work, Love, Pray.” Ms. Detering-Paddison holds a Master of Business Administration degree from the Harvard Graduate School of Business and a Bachelor of Science degree from Oregon State University where she graduated as Valedictorian.

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

Jeffrey F. Joseph, 76, has served as one of our independent directors since September 2017. Mr. Joseph served as President, Chief Executive Officer and director of Presidential Realty Corporation, a publicly held company focused on the development and ownership of multifamily residential properties, from 1991 until his retirement in 2011. From 1979 to 1991, Mr. Joseph served as a principal of Ivy Properties Ltd. and as General Counsel of Presidential Realty Corporation from 1973 to 1979. Mr. Joseph is Chairman of the Board of Takoda Service Dogs Inc., a charitable organization that provides service dogs to Veterans suffering from PTSD. Mr. Joseph began his career 1967 as an associate with Hughes Hubbard Blair & Reed. Mr. Joseph holds a Bachelor of Arts degree from Cornell University with a major in Economics and a Juris Doctorate degree from Cornell Law School, where he graduated Summa Cum Laude.

Our board of directors has concluded that Mr. Joseph is qualified to serve as one of our directors for reasons including his more than 40 years of real estate industry experience.

David Lichtenstein, 56, has served as one of our directors and Chairman of the Board since September 2017. Mr. Lichtenstein is Chairman and Chief Executive Officer of our Advisor. Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of The Lightstone Group, directing all aspects of the acquisition, financing and management of a diverse portfolio of multifamily, lodging, retail and industrial properties located in 20 states and Puerto Rico. From June 2004 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Officer of Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”) and Chief Executive Officer of Lightstone Value Plus REIT LLC, its advisor. From April 2008 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Offer of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”) and Lightstone Value Plus REIT II LLC, its advisor. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Real Estate Income Trust Inc., (“Lightstone IV”), and as Chief Executive Officer of Lightstone Real Estate Income LLC, its advisor. From October 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Enterprises Limited (“Lightstone Enterprises”). Mr. Lichtenstein was the president and/or director of certain subsidiaries of Extended Stay Hotels, Inc. (“Extended Stay”) that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Lichtenstein is no longer affiliated with Extended Stay. From July 2015 to the present, Mr. Lichtenstein has served as a member of the Board of Directors of the New York City Economic Development Corporation, New York City’s primary economic development vehicle. Mr. Lichtenstein is on the Board of Governors of the Real Estate Board of New York, a Trustee of the Citizens Budget Commission, and is a Member of The Economic Club of New York and the Real Estate Roundtable, and Co-Chair of the Real Estate Capital Policy Advisory Committee. He is also a member of the Brookings Institution’s Economic Studies Council and a trustee of The Touro College and University System and sits on the Board Supervisory Committee for The New York Medical College. Mr. Lichtenstein is a founder of the Friendship House, an organization that provides housing for families of sick children and adults in the Greater New York City area. Mr. Lichtenstein is also a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group, as well as a member of the Board of Directors of Touro College and New York Medical College.

Our board of directors has concluded that Mr. Lichtenstein is qualified to serve as one of our directors for reasons including his more than 25 years of financial and general management experience, including significant experience in acquisition, disposition, management, and administration of commercial real estate investments.

Jeffrey P. Mayer, 61, has served as one of our independent directors since November 2007 and is chairman of our audit committee. Mr. Mayer is currently a consultant serving the real estate industry. He also is the owner of Mayer Financial Consulting, LLC and is the firm’s sole employee. This firm was started in 2011 to provide consulting services to individuals and businesses primarily dealing with financial investments and real estate. From 2000 until 2007, Mr. Mayer was the Chief Financial Officer of ClubCorp, Inc., a holding company that owns and operates premier golf and business clubs and destination golf resorts. He previously served as Chief Financial Officer of Bristol Hotels & Resorts in Dallas, a position he held from 1996 until the company’s acquisition by Bass PLC in early 2000. Prior to joining Bristol, he was Corporate Controller at Host Marriott Corporation (formerly Marriott Corporation) and, prior to that, held various senior financial positions at Marriott Corporation. Mr. Mayer is a member of the National Association of Corporate Directors. He also serves as treasurer and board member of the Georgia Chapter of The American Foundation for Suicide Prevention. He was a board member of the Dallas Children’s Advocacy Center and chairman of its audit committee. A graduate of the College of William & Mary, he began his career as an accountant with Arthur Andersen LLP.

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

Cynthia Pharr Lee, 69, has served as one of our independent directors since November 2007. Ms. Lee has served as President of C. Pharr& Company, a marketing communications consulting firm since 1993, providing strategic brand, marketing and public relations services to many real estate, construction and design firms, in addition to other corporate clients. Ms. Lee serves as chairman of Dala Communications and she was CEO of its predecessor firm, C. Pharr& Company, which provides strategic brand, marketing and public relations services to many real estate, construction and design clients. Ms. Lee also serves as an independent board member of AAA Auto Club of Southern California. From 1994 through February 2014, Ms. Lee served as a member of the board of directors of CEC Entertainment, Inc. (CEC-NYSE) and its audit and compensation committees. A co-founder of Texas Women Ventures Fund, Ms. Lee serves on the Fund’s Investment Advisory Committee. Ms. Lee is a former president of Executive Women of Dallas and former national chairman of the Counselor’s Academy of the Public Relations Society of America. From May 1989 through February 1993, Ms. Lee was President and Chief Executive Officer of Tracy Locke/Pharr Public Relations, a division of Omnicom (NYSE). Ms. Lee has earned designation as a Board Leadership Fellow of the National Association of Corporate Directors (NACD) and also has earned the CERT Certificate in Cybersecurity Oversight through a program sponsored by NACD and Carnegie Mellon University. She received her Bachelor of Science degree in English (summa cum laude) and her Master of Arts degree in English from Mississippi State University.

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

Steven Spinola, 69, has served as one of our independent directors since September 2017. Mr. Spinola served as President of the Real Estate Board of New York (“REBNY”) from 1986 and since July 2015 as its President Emeritus. Mr. Spinola is a recipient of the Harry B. Helmsley Distinguished New Yorker Award for a lifetime of achievement in the profession. Before becoming REBNY’s President, Mr. Spinola served as President of the New York City Public Development Corporation (now known as the New York City Economic Development Corporation) from 1983 to 1986. Mr. Spinola currently serves as an independent director on the Board of Directors of Lightstone IV. Mr. Spinola holds a Bachelor of Arts degree from the City College of New York with a concentration in political science and government. He attended the Harvard Business School/Kennedy School of Government Summer Program for Senior Managers in Government.

Our board of directors has concluded that Mr. Spinola is qualified to serve as one of our directors for reasons including his extensive experience in the real estate industry.

Executive Officers

In addition, the following individuals serve as our executive officers:

Mitchell Hochberg, 65, was appointed our Chief Executive Officer on September 28, 2017. Mr. Hochberg also serves as President and Chief Operating Officer of Lightstone I, Lightstone II, Lightstone III and Lightstone IV and their respective advisors. From October 2014 to the present, Mr. Hochberg has served as President of Lightstone Enterprises. Mr. Hochberg was appointed Chief Executive Officer of Behringer Harvard Opportunity REIT I, Inc. (“BH OPP I”) effective as of September 28, 2017. Prior to joining The Lightstone Group in August 2012, Mr. Hochberg served as principal of Madden Real Estate Ventures from 2007 to August 2012 when it combined with our sponsor. Mr. Hochberg held the position of President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States from early 2006 to early 2007 and prior to that Mr. Hochberg founded Spectrum Communities, a developer of luxury neighborhoods in the northeast of the United States, in 1985 where for 20 years he served as its President and Chief Executive Officer. Additionally, Mr. Hochberg serves on the board of directors of Orient-Express Hotels Ltd and as Chairman of the board of directors of Orleans Homebuilders, Inc. Mr. Hochberg received his law degree as a Harlan Fiske Stone Scholar from Columbia University School of Law and graduated magna cum laude from New York University College of Business and Public Administration with a Bachelor of Science degree in accounting and finance.

Donna Brandin, 61, has served as our Chief Financial Officer, Senior Vice President, and Treasurer since June 2017. Ms. Brandin also serves as the Chief Financial Officer and Treasurer of Lightstone I, Lightstone II, Lightstone III and Lightstone IV. Ms. Brandin also serves as the Chief Financial Officer and Treasurer of the advisors of Lightstone I, Lightstone II, Lightstone III and Lightstone IV. From October 2014 to the present, Ms. Brandin has served as a Director of Lightstone Enterprises. Ms. Brandin was appointed Chief Financial Officer, Senior Vice President, and Treasurer of BH OPP I and Lightstone V effective as of June 15, 2017. Prior to joining The Lightstone Group in April 2008, Ms. Brandin held the position of Executive Vice President and Chief Financial Officer of US Power Generation from September 2007 through November 2007 and before that was the Executive Vice President and Chief Financial Officer of Equity Residential, the largest publicly traded apartment REIT in the country, from August 2004 through September 2007. Prior to joining Equity Residential, Ms. Brandin held the position of Senior Vice President and Treasurer for Cardinal Health from June 2000 through August 2004. Prior to 2000, Ms. Brandin held various executive-level positions at Campbell Soup, Emerson Electric Company and Peabody Holding Company. Ms. Brandin earned a Bachelor of Science at Kutztown University and a Masters in Finance at St. Louis University and is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to the Company during and with respect to the fiscal year ended December 31, 2016 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2017.

Code of Ethics

Our board of directors has adopted a Code of Business Conduct Policy that is applicable to all members of our board of directors, our executive officers and employees of our Advisor and its affiliates. We have posted the policy on the website maintained for us at www.lightstonecapitalmarkets.com. If, in the future, we amend, modify or waive a provision in the Code of Business Conduct Policy, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by promptly posting such information on the website maintained for us as necessary.

Audit Committee Financial Expert

The Audit Committee consists of independent directors Jeffrey P. Mayer, the chairman, Andreas K. Bremer, Diane S. Detering-Paddison, Jeffrey F. Joseph, Steven Spinola and Cynthia Pharr Lee. Our board of directors has determined that Mr. Mayer is an “audit committee financial expert,” as defined by the rules of the SEC. The biography of Mr. Mayer, including his relevant qualifications, is previously described in this Item 10.

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

Directors’ Compensation

Beginning July 1, 2017, we pay each of our directors who are Independent Directors as defined in our charter an annual retainer of $60,000. In addition, we pay the chairperson of the audit committee and our lead independent director an annual retainer of $10,000 and the chairpersons of our nominating and compensation committees annual retainers of $5,000 each. These retainers are payable quarterly in arrears. In addition, we pay each of our directors who are Independent Directors as defined in our charter (a) $1,500 for each board of directors or permanent committee meeting attended in person or by telephone, (c) $1,000 for each special committee meeting attended by phone or in person, and (c) $500 for each written consent considered by the director.

Before July 1, 2017, we paid each of our directors who are Independent Directors as defined in our charter an annual retainer of $25,000. In addition, we paid the chairperson of the audit committee an annual retainer of $10,000 and the chairpersons of our nominating and compensation committees annual retainers of $5,000 each. These retainers were payable quarterly in arrears. In addition, we paid each of our directors who are Independent Directors as defined in our charter (a) $1,000 for each board of directors or permanent committee meeting attended in person, (b) $500 for each board of directors or permanent committee meeting attended by telephone, (c) $1,000 for each special committee meeting attended by phone or in person, and (c) $500 for each written consent considered by the director.

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. If a director is also an affiliate director, we do not pay compensation for services rendered as a director.

Director Compensation Table

The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2017:

Name	Fees Earned(1)
David Lichtenstein(2)	$-
Robert S. Aisner(3)	$-
Michael D. Cohen(4)	$-
Andreas K. Bremer	$93,750
Diane S. Detering-Paddison	$77,750
Alan Liu(5)	$-
Jeffrey F. Joseph(6)	$36,750
Steven Spinola(7)	$33,750
Jeffrey P. Mayer	$88,750
Cynthia Pharr Lee	$83,750

(1)	Includes fees earned for services rendered in 2017, regardless of when paid.
(2)	David Lichtenstein was elected to our board of directors on September 18, 2017.
(3)	Robert S. Aisner’s term on our board of directors ended on September 18, 2017.
(4)	Michael D. Cohen’s term on our board of directors ended on September 18, 2017.
(5)	Alan Liu was appointed to our board of directors on February 10, 2017 and his term ended on September 18, 2017.
(6)	Jeffrey F. Joseph was elected to our board of directors on September 18, 2017.
(7)	Steven Spinola was elected to our board of directors on September 18, 2017.

Incentive Award Plan

Our 2007 Amended and Restated Incentive Award Plan (the “Incentive Award Plan”) was approved by the board of directors and stockholders on December 19, 2007. The Incentive Award Plan was administered by our Compensation Committee and provided for equity awards to our employees, directors and consultants and those of our Advisor and its affiliates. No awards were issued under the Incentive Award Plan, and effective December 19, 2017 we may no longer issue any awards under the Incentive Award Plan.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee served as an officer or employee of the Company or any of our subsidiaries during the fiscal year ended December 31, 2017 or formerly served as an officer of the Company or any of our subsidiaries. In addition, during the fiscal year ended December 31, 2017, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers or directors serving as a member of our board of directors or compensation committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Effective December 19, 2017, we may no longer issue any awards under the Incentive Award Plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of March 16, 2018 regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, each of our executive officers, and our directors and executive officers as a group:

Name of Beneficial Owner(2)	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
David Lichtenstein	—	—
Andreas K. Bremer	—	—
Diane S. Detering-Paddison	—	—
Jeffrey P. Mayer	—	—
Cynthia Pharr Lee	—	—
Steven Spinola	—	—
Jeffrey F. Joseph	—	—
Mitchell Hochberg	—	—
Donna Brandin	—	—
All directors and executive officers as a group (nine persons)	—	—

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 16, 2018. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	The address of our directors and officers is c/o Lightstone Value Plus Real Estate Investment Trust V, Inc., 1985 Cedar Bridge Avenue, Suite 1, Lakewood, New Jersey 08701.

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

Related Party Transactions

Advisor

Subject to the oversight of our board of directors, our business has been managed by an external advisor since the commencement of our initial public offering and we have no employees. From January 4, 2008 through February 10, 2017, an affiliate of Stratera Services, LLC, formerly known as “Behringer Harvard Holdings, LLC” (“Behringer”), acted as our external advisor (the “Behringer Advisor”). On February 10, 2017, we terminated our engagement of the Behringer Advisor and engaged affiliates of The Lightstone Group, LLC (“Lightstone”), LSG-BH II Advisor LLC and LSG Development Advisor LLC (collectively, the “Advisor”), to provide advisory services to us. Our external advisor is responsible for managing our day-to-day affairs and for services related to our acquisition, financing and disposition activities.

Our external advisor and certain of its affiliates may receive fees and compensation in connection with the management, acquisition, financing and disposition of our assets based on an advisory management agreement, as periodically amended and restated.

The following discussion describes the fees and expenses payable to our external advisors and their respective affiliates under the applicable advisory agreement.

We pay acquisition and advisory fees of 1.5% of the amount paid in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets. In addition, we pay acquisition and advisory fees of 1.5% of the funds advanced in respect of a loan investment. During the year ended December 31, 2017, we incurred acquisition and advisory fees payable to Lightstone of approximately $0.6 million in connection with our one acquisition, the Flats at Fishers. During the year ended December 31, 2016, we did not incur any acquisition and advisory fees payable to the Behringer Advisor as we did not make any acquisitions during the period. We also pay an acquisition expense reimbursement in the amount of (i) 0.25% of the funds paid for purchasing an asset, including any debt attributable to the asset, plus 0.25% of the funds budgeted for development, construction, or improvement in the case of assets that we acquire and intend to develop, construct, or improve or (ii) 0.25% of the funds advanced in respect of a loan investment. We also pay third parties, or reimburse our external advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder's fees, title insurance, premium expenses, and other closing costs.

Our external advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or our external advisor or its affiliates incur that are due to third parties or related to the additional services provided by our external advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. For the year ended December 31, 2017, we incurred less than $0.1 million in acquisition expense reimbursements payable to Lightstone in connection with our one acquisition, the Flats at Fishers. For the year ended December 31, 2016, we incurred no acquisition expense reimbursements as we did not make any acquisitions during the period.

We pay our external advisor a debt financing fee of 0.5% of the amount available under any loan or line of credit made available to us and pay directly all third-party costs associated with obtaining the debt financing. During the year ended December 31, 2017, we incurred debt financing fees of approximately $0.2 million. During the year ended December 31, 2016, we did not incur any debt financing fees.

We pay a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable to us.  During the years ended December 31, 2017 and 2016, we did not incur any such fees.

We pay a monthly asset management fee of one-twelfth of 0.7% of the value of each asset. The value of our assets will be the value as determined in connection with the establishment and publication of a NAV per Share unless the asset was acquired after our publication of a NAV per Share (in which case the value of the asset will be the contract purchase price of the asset). For the years ended December 31, 2017 and 2016, we incurred $1.8 million and $2.1 million, respectively, of asset management fees payable to our external advisor.  The totals for the years ended December 31, 2017 and 2016 include asset management fees related to our disposed properties.

Our external advisor is responsible for paying all of the expenses it incurs associated with persons employed by our external advisor to the extent that they provide services related to us for which our external advisor receives an acquisition, asset management, or debt financing fee, including wages and benefits of the personnel. Instead of reimbursing the external advisor for specific expenses paid or incurred in connection with providing services to us, we pay our external advisor an administrative services fee (renamed an administrative services reimbursement under the Lightstone Advisory Agreement). The administrative services fee/reimbursement is intended to reimburse our external advisor for all of the costs associated with providing services to us. For the calendar year ending December 31, 2016, the administrative services fee was the lesser of (i) $1.325 million, and (ii) the actual costs of providing administrative services to us and was payable in four equal quarterly installments within 45 days of the end of each calendar quarter. For the calendar year ending December 31, 2017, the administrative services fee/reimbursement was $1.325 million annually, pro-rated for the first six months of the year and $1.30 million annually, pro-rated for the second six months of the year. For the years ended December 31, 2017 and 2016, we incurred and expensed such costs for administrative services and due diligence services of approximately $1.3 million and $1.2 million, respectively. During the year ended December 31, 2016, the amount also included less than $0.1 million related to certain due diligence services provided in connection with asset dispositions.

Notwithstanding the fees and cost reimbursements payable to our external advisor, under our charter we may not reimburse our external advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts, or other similar non-cash reserves and excluding any gain from the sale of our assets for that period unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2017, our total operating expenses (including the asset management fee) exceeded the limit on total operating expenses; however, our independent directors determined the excess expenses were justified primarily as a result of the timing of the redeployment of our cash proceeds from the sale of the Courtyard Kauai Coconut Beach Hotel. For the four fiscal quarters ended December 31, 2016, our total operating expenses (including the asset management fee) were not excessive.

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

Concurrently with our entry into the Property Management Termination Agreement, we engaged LSG-BH II Property Manager LLC (the “Lightstone Manager”) pursuant to a property management and leasing agreement (the “Lightstone Property Management Agreement”). The fees earned by and expenses reimbursed to the Lightstone Manager pursuant to the Lightstone Property Management Agreement are identical to the fees earned by and expenses reimbursed to the Behringer Manager Advisor pursuant to the Behringer Property Management Agreement. The following discussion describes the fees and expenses payable to our property manager and its respective affiliates under the applicable property management agreement.

We pay our property manager and affiliate of our external advisor for the management, leasing, and construction supervision of our properties which is 4.0% of gross revenues of the properties managed by our property manager. We pay our property manager an oversight fee equal to 0.5% of the gross revenues of the property managed for any property for which we contract directly with a third-party property manager.  In no event will our property manager receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay our property manager directly for its services, we will pay our property manager a management fee or oversight fee, as applicable, based only on our economic interest in the property.  During the years ended December 31, 2017 and 2016, we incurred and expensed property management fees or oversight fees of approximately $0.2 million and $0.6 million, respectively, payable to our property manager and affiliates of our external advisor.

We pay our property manager a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We incurred no construction management fees for the years ended December 31, 2017 and 2016.

We are dependent on our external advisor and our property manager for certain services that are essential to us, including asset acquisition, financing and disposition decisions, property management and leasing services, and other general administrative responsibilities.  In the event that these companies were unable to provide us with their respective services, we would be required to obtain such services from other sources.

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

Item 14.    Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm

EisnerAmper LLP has served as our independent registered public accounting firm since April 2017. Our management believes that they are knowledgeable about our operations and accounting practices and well qualified to act as our independent registered public accounting firm. Prior to EisnerAmper LLP’s engagement, Deloitte & Touche LLP served as our independent registered public accounting firm from January 2007 through April 2017.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by our independent registered public accounting firms and their respective affiliates for the years ended December 31, 2017 and 2016 (dollars in thousands):

	2017 (EisnerAmper LLP)	2016 (Deloitte & Touche LLP)	2016 (Deloitte & Touche LLP)
Audit Fees(1)	$239	$15	541
Audit-Related Fees(2)	—	—	6
Tax Fees(3)	—	8	15
All Other Fees	—	—	—
Total Fees	$239	$23	562

(1)	Audit fees consist principally of fees for the audit of our annual consolidated financial statements included in our Annual Report on Form 10-K and review of our quarterly consolidated financial statements included in our Quarterly Reports on Form 10-Q.
(2)	Audit-related fees consist of professional services performed in connection with our filing on Form 8-K in connection with certain property acquisition and dispositions.
(3)	Tax fees consist principally of assistance with matters related to tax compliance, tax planning and tax advice.

Our audit committee considers the provision of these services to be compatible with maintaining the independence of our independent registered accounting firms.

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

Our audit committee approved all of the services provided by, and fees paid to, EisnerAmper LLP and Deloitte & Touche LLP during the years ended December 31, 2017 and 2016.

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

All financial statement schedules, except for Schedule III (see (a) 2. above), have been omitted because the required information of such schedules is not present, is not present in amounts sufficient to require a schedule, or is included in the financial statements and related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lightstone Value Plus Real Estate Investment Trust V, Inc. (Formerly Behringer Harvard Opportunity REIT II, Inc.)

Dated: March 29, 2018	By:	/s/ MITCHELL HOCHBERG
Mitchell Hochberg President Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 29, 2018	/s/ MITCHELL HOCHBERG
Mitchell Hochberg
President
Principal Executive Officer

March 29, 2018	/s/ DAVID LICHTENSTEIN
David Lichtenstein
Chairman of the Board of Directors

March 29, 2018	/s/ DONNA BRANDIN
Donna Brandin
Chief Financial Officer
Principal Financial Officer

March 29, 2018	/s/ JEFFREY F. JOSEPH
Jeffrey F. Joseph
Director

March 29, 2018	/s/ ANDREAS K. BREMER
Andreas K. Bremer
Director

March 29, 2018	/s/ STEVEN SPINOLA
Steven Spinola
Director

March 29, 2018	/s/ JEFFREY P. MAYER
Jeffrey P. Mayer
Director

March 29, 2018	/s/ CYNTHIA PHARR LEE
Cynthia Pharr Lee
Director

March 29, 2018	/s/ DIANE S. DETERING-PADDISON
Diane S. Detering-Paddison
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Lightstone Value Plus Real Estate Investment Trust V, Inc. (the “Company") as of December 31, 2017, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and the related notes and financial statement schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2017.

EISNERAMPER LLP

Iselin, New Jersey

March 29, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Lakewood, New Jersey

We have audited the accompanying consolidated balance sheet of Lightstone Value Plus Real Estate Investment Trust V, Inc. and subsidiaries (formerly Behringer Harvard Opportunity REIT II, Inc. and subsidiaries) (the “Company”) as of December 31, 2016, and the related consolidated statements of operations and comprehensive income (loss), equity and cash flows for each of the two years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lightstone Value Plus Real Estate Investment Trust V, Inc. and subsidiaries (formerly Behringer Harvard Opportunity REIT II, Inc. and subsidiaries) as of December 31, 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 16, 2017

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	December 31, 2017	December 31, 2016

Assets
Real estate
Land and improvements, net	$37,097	$42,710
Building and improvements, net	126,653	132,359
Total real estate	163,750	175,069

Cash and cash equivalents	52,147	67,111
Restricted cash	5,213	6,101
Accounts receivable, net	1,554	1,415
Prepaid expenses and other assets	541	1,051
Investment in unconsolidated joint venture	10,944	14,658
Furniture, fixtures and equipment, net	1,116	3,148
Lease intangibles, net	899	352
Total Assets	$236,164	$268,905

Liabilities and Stockholders' Equity
Notes payable, net	$89,921	$142,332
Accounts payable	315	491
Payables to related parties	33	370
Acquired below-market leases, net	52	65
Distributions payable to noncontrolling interest	27	21
Income taxes payable	55	38
Deferred gain	558	1,247
Accrued property tax	2,398	1,385
Accrued and other liabilities	3,170	4,317
Total liabilities	96,529	150,266

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none issued and outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 24,646,494 and 25,218,770 shares issued and outstanding, respectively	2	3
Additional paid-in-capital	224,923	227,891
Accumulated other comprehensive loss	(27)	(495)
Accumulated deficit	(90,108)	(114,666)
Total Company stockholders' equity	134,790	112,733
Noncontrolling interest	4,845	5,906

Total Stockholder's Equity	139,635	118,639

Total Liabilities and Stockholders' Equity	$236,164	$268,905

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Consolidated Statements of Operations and Comprehensive Income (Loss)

(dollars and shares in thousands, except per share amounts)

	For the Years Ended December 31,
	2017	2016	2015

Revenues
Rental revenues	$24,337	$27,630	$32,556
Hotel revenues	13,207	18,501	17,694
Total revenues	37,544	46,131	50,250
Expenses
Property operating expenses	8,855	9,496	11,503
Hotel operating expenses	9,299	13,608	12,498
Interest expense, net	6,129	6,164	6,791
Real estate taxes	4,343	5,173	6,127
Impairment charge	4,132	-	1,417
Property management fees	1,258	1,512	1,650
Asset management fees	1,782	2,264	2,702
General and administrative	4,512	3,139	3,620
Depreciation and amortization	9,618	11,014	14,950
Total expenses	49,928	52,370	61,258
Interest income, net	279	137	149
Income from investment in unconsolidated joint venture	17,931	-	-
Loss on early extinguishment of debt	-	(500)	(732)
Other income (expense)	8	122	(777)
Loss before gain on sale of real estate and income taxes	5,834	(6,480)	(12,368)
Gain on sale of real estate	21,605	11,341	22,771
Income tax benefit (expense)	1,604	47	(2,726)
Net income	29,043	4,908	7,677
Net (income) loss attributable to the noncontrolling interest	(4,485)	35	(699)
Net income attributable to the Company's shares	$24,558	$4,943	$6,978
Weighted average shares outstanding:
Basic and diluted	24,950	25,418	25,688
Basic and diluted earnings per share	$0.98	$0.19	$0.27
Comprehensive income:
Net income	$29,043	$4,908	$7,677
Other comprehensive income:
Reclassification of unrealized loss on currency translation to net income	-	-	250
Foreign currency translation gain (loss)	468	(123)	(376)
Total other comprehensive income (loss)	468	(123)	(126)
Comprehensive income:	29,511	4,785	7,551
Comprehensive (income) loss attributable to noncontrolling interest	(4,485)	35	(699)
Comprehensive income attributable to the Company's shares	$25,026	$4,820	$6,852

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2017, 2016 and 2015

(dollars and shares in thousands)

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other		Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Accumulated Deficit	Interests	Equity
BALANCE, December 31, 2014	1	$-	25,802	$3	$231,240	$(246)	$(62,477)	$8,036	$176,556

Net income	-	-	-	-	-	-	6,978	699	7,677
Distributions declared on common stock ($2.50 per share)							(64,110)		(64,110)
Contributions from noncontrolling interest	-	-	-	-	-	-		538	538
Distributions to noncontrolling interest holders	-	-	-	-	-	-	-	(2,512)	(2,512)
Redemption and cancellation of shares	-	-	(217)	-	(1,444)	-	-	-	(1,444)
Reclassification of unrealized loss on currency translation to net income						250	-		250
Foreign currency translation loss	-	-	-	-	-	(376)	-	-	(376)

BALANCE, December 31, 2015	1	$-	25,585	$3	$229,796	$(372)	$(119,609)	$6,761	$116,579

Net income	-	-	-	-	-	-	4,943	(35)	4,908
Contributions from noncontrolling interest holders	-	-	-	-	-	-		92	92
Distributions to noncontrolling interest holders	-	-	-	-	-	-	-	(912)	(912)
Redemption and cancellation of shares	-	-	(366)	-	(1,905)	-	-	-	(1,905)
Foreign currency translation loss	-	-	-	-	-	(123)	-	-	(123)

BALANCE, December 31, 2016	1	$-	25,219	$3	$227,891	$(495)	$(114,666)	$5,906	$118,639

Net income	-	-	-	-	-	-	24,558	4,485	29,043
Contributions from noncontrolling interest holders	-	-	-	-	-	-		55	55
Distributions to noncontrolling interest holders	-	-	-	-	-	-	-	(5,601)	(5,601)
Redemption and cancellation of shares	-	-	(572)	(1)	(2,968)	-	-	-	(2,969)
Foreign currency translation gain	-	-	-	-	-	468	-	-	468

BALANCE, December 31, 2017	1	$-	24,647	$2	$224,923	$(27)	$(90,108)	$4,845	$139,635

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V. Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2017, 2016 and 2015

(dollars in thousands)

	For the Year Ended December 31,
	2017	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,043	$4,908	$7,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,618	10,856	14,762
Amortization of deferred financing fees	509	503	689
Loss on early extinguishment of debt	-	500	732
Loss on derivatives	-	2	26
Impairment charge	4,132	-	1,417
Income from investment in unconsolidated joint venture	(17,931)	-	-
Gain on sale of real estate	(21,605)	(11,341)	(22,771)
Other non-cash adjustments	(578)	(118)	(80)
Changes in operating assets and liabilities:
Decrease/(increase) in prepaid expenses and other assets	322	26	297
(Increase)/decrease in accounts receivable	(247)	1,043	384
Increase/(decrease) in accounts payable, accrued property tax and accrued and other liabilities	(249)	(3,419)	1,997
Decrease in payables to related parties	(337)	(63)	(33)

Net cash provided by operating activities	2,677	2,897	5,097

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated joint venture	-	(176)	(509)
Distributions from unconsolidated joint venture	21,645	-	-
Net proceeds from sale of real estate and other assets	24,047	68,399	79,075
Additions of real estate and furniture, fixtures, and equipment	(38,085)	(2,474)	(4,258)

Net cash provided by investing activities	7,607	65,749	74,308
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing costs	(1,465)	(135)	(492)
Proceeds from notes payable	36,000	-	-
Payments on notes payable	(52,630)	(35,404)	(45,094)
Purchase of interest rate derivatives	-	-	(6)
Redemptions of common stock	(2,969)	(1,905)	(1,444)
Distributions paid on common stock	-	(38,378)	(25,732)
Contributions from noncontrolling interest holders	55	92	538
Distributions to noncontrolling interest holders	(5,595)	(943)	(2,480)

Net cash used in financing activities	(26,604)	(76,673)	(74,710)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	468	(157)	(447)
Net change in cash, cash equivalents and restricted cash	(15,852)	(8,184)	4,248
Cash, cash equivalents and restricted cash, beginning of year	73,212	81,396	77,148
Cash, cash equivalents and restricted cash, end of year	$57,360	$73,212	$81,396

Supplemental cash flow information for the years indicated is as follows:

Cash paid for interest, net of amounts capitalized	$5,878	$5,876	$6,286
Income taxes paid, net	$-	$932	$1,703
Debt assumed by buyer in connection with disposition of investment property	$(36,000)	$-	$-
Proceeds held in escrow through sale of real estate interests	-	-	912
Accrued distributions payable	-	-	38,378
Capital expenditures for real estate in accrued liabilities and accounts payable	$51	$268	$224
Accrued distributions to noncontrolling interest	$27	$21	$52

See Notes to Consolidated Financial Statements.

Lightstone Real Estate Investment Trust V, Inc.

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

Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware (the “Operating Partnership”).  As of December 31, 2017, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner.  As of December 31, 2017, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

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

As of December 31, 2017, we had eight real estate investments, seven of which were consolidated (one wholly owned property and six properties consolidated through investments in joint ventures) and one real estate investment which we account for under the equity method. We sold one property (Courtyard Kauai Coconut Beach Hotel) on August 15, 2017 and acquired one property (Flats at Fishers Marketplace) on November 30, 2017.

Organization

We commenced an initial public offering of our common stock on January 21, 2008 (the "Initial Offering"), including shares offered pursuant to our distribution reinvestment plan (the “DRP”). On July 3, 2011, the Initial Offering terminated in accordance with its terms. On July 5, 2011, we commenced a follow-on public offering of our common stock (the "Follow-On Offering"), including shares offered pursuant to our DRP. We terminated the primary component of the Follow-On Offering effective March 15, 2012 and the DRP component effective April 3, 2012. We raised gross offering proceeds of approximately $265.3 million from the sale of approximately 26.7 million shares under the Offerings, including shares sold under the DRP.

In connection with our initial capitalization, we issued 22.5 thousand shares of our common stock and 1.0 thousand shares of our convertible stock to Behringer on January 19, 2007. Behringer transferred its shares of convertible stock to one of its affiliates on April 2, 2010. Behringer's affiliate transferred its shares of convertible stock to an affiliate of Lightstone on February 10, 2017. As of December 31, 2017, we had 24.6 million shares of common stock outstanding and 1.0 thousand shares of convertible stock outstanding. The outstanding convertible stock is held by an affiliate of Lightstone.

Our common stock is not currently listed on a national securities exchange.  The timing of a liquidity event for our stockholders will depend upon then prevailing market conditions. We previously targeted the commencement of a liquidity event within six years after the termination of our Initial Offering, which occurred on July 3, 2011. On June 29, 2017, our board of directors elected to extend the targeted timeline an additional six years until June 30, 2023 based on their assessment of our investment objectives and liquidity options for our stockholders. However, we can provide no assurances as to the actual timing of the commencement of a liquidity event for our stockholders or the ultimate liquidation of the Company. We will seek stockholder approval prior to liquidating our entire portfolio.

2. Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of real estate including impairment and depreciable lives. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

Lightstone Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control. All inter-company transactions, balances, and profits have been eliminated in consolidation. In addition, interests in entities acquired are evaluated based on applicable GAAP, and entities deemed to be variable interest entities (“VIE”) in which we are the primary beneficiary are also consolidated. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which we have control, substantive participating rights or both under the respective ownership agreement. For entities in which we have less than a controlling interest but have significant influence, we account for the investment using the equity method of accounting.

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

Real Estate

Upon the acquisition of real estate properties that qualify as a business, we recognize the assets acquired, the liabilities assumed and any noncontrolling interest as of the acquisition date, measured at their fair values. The acquisition date is the date on which we obtain control of the real estate property. The assets acquired and liabilities assumed may consist of land, inclusive of associated rights, buildings, assumed debt, identified intangible assets and liabilities, and asset retirement obligations. Identified intangible assets generally consist of above-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions, and tenant relationships. Identified intangible liabilities generally consist of below-market leases. Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of the identifiable net assets acquired. Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired. Acquisition-related costs are expensed in the period incurred. Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

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

Lightstone Real Estate Investment Trust V, Inc.

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

As of December 31, 2017 and 2016, accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

December 31, 2017	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below- Market Leases

Cost	$157,074	$40,354	$2,288	$(207)
Less: accumulated depreciation and amortization	(30,421)	(3,257)	(1,389)	155
Net	$126,653	$37,097	$899	$(52)

December 31, 2016	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below- Market Leases

Cost	$164,087	$45,885	$1,599	$(137)
Less: accumulated depreciation and amortization	(31,728)	(3,175)	(1,247)	72
Net	$132,359	$42,710	$352	$(65)

Lightstone Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

Real Estate Held for Sale and Discontinued Operations

We classify properties as held for sale when certain criteria are met in accordance with GAAP. At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. We did not have any real estate assets classified as held for sale at December 31, 2017 or 2016.

For sales of real estate or assets classified as held for sale, we will evaluate whether a disposal transaction meets the criteria of a strategic shift that will have a major effect on our operations and financial results to determine if the results of operations and gains on sale of real estate will be presented as part of our continuing operations or as discontinued operations in our consolidated statements of operations. If the disposal represents a strategic shift, it will be classified as discontinued operations for all periods presented; if not, it will be presented in continuing operations.

Cash and Cash Equivalents

We consider investments in highly liquid money market funds or investments with original maturities of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

Restricted Cash

As required by our lenders, restricted cash is held in escrow accounts for anticipated capital expenditures, real estate taxes, and other reserves for certain of our consolidated properties. Capital reserves are typically utilized for non-operating expenses such as tenant improvements, leasing commissions, and major capital expenditures. Alternatively, a lender may require its own formula for an escrow of capital reserves. Restricted cash may also include certain funds temporarily placed in escrow with qualified intermediaries to facilitate potential like-kind exchange transactions in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended.

We early adopted new Financial Accounting Standards Board (“FASB”) guidance on December 31, 2016, which changes the presentation of our statements of cash flows and related disclosures for all periods presented and accordingly, the following is a summary of our cash, cash equivalents, and restricted cash total as presented in our consolidated statements of cash flows for the periods presented:

	December 31,
	2017	2016	2015

Cash and cash equivalents	52,147	67,111	76,815
Restricted cash	5,213	6,101	4,581
Total cash, cash equivalents, and restricted cash	57,360	73,212	81,396

Investment Impairment

For all of our real estate and real estate related investments, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  Examples of the types of events and circumstances that would cause management to assess our assets for potential impairment include, but are not limited to: a significant decrease in the market price of an asset; a significant adverse change in the manner in which the asset is being used; an accumulation of costs in excess of the acquisition basis plus construction of the property; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers; and changes in the global and local markets or economic conditions.  To the extent that our portfolio is concentrated in limited geographic locations, downturns specifically related to such regions may result in tenants defaulting on their lease obligations at those properties within a short time period, which may result in asset impairments.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  These projected cash flows are prepared internally by the Advisor and reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. Our management reviews these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions that are consistent with market data or with assumptions that would be used by a third-party market participant and assume the highest and best use of the investment. We consider trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.

Lightstone Real Estate Investment Trust V, Inc.

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

During the year ended December 31, 2017, we recorded a non-cash impairment charge of $4.1 million to reduce the carrying value of our investment in 22 Exchange, a student housing property with a retail component located in Akron, Ohio, to its estimated fair value. This charge was attributable to certain events; including the loss of our anchor retail tenant during the fourth quarter of 2017 and the lender’s notice to us that it would begin sweeping the cash from operations for this property effective January 2018.  During the year ended December 31, 2016, we did not record any impairment charges. During the year ended December 31, 2015, we recorded a non-cash impairment charge of $1.4 million to reduce the carrying value of 22 Exchange to its estimated fair value. This charge was due to the local market decline in Akron, Ohio. In estimating the fair value of 22 Exchange, we used management’s internal discounted cash flow analyses prepared with consideration of the local market.

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

Investment in Unconsolidated Joint Venture

We have and may continue to provide funding to third-party developers for the acquisition, development, and construction of real estate (“ADC Arrangement”).  Under an ADC Arrangement, we may participate in the residual profits of the project through the sale or refinancing of the property.  We evaluate such arrangements to determine if they have characteristics similar to a loan or if the characteristics are more similar to a joint venture or partnership such as participating in the risks and rewards of the project as an owner or an investment partner.  When we determine that the characteristics are more similar to a jointly-owned investment or partnership, we account for the arrangement as an investment in an unconsolidated joint venture under the equity method of accounting or a direct investment (consolidated basis of accounting) instead of applying loan accounting. ADC Arrangements are reassessed at each reporting period. See Note 7 of the Notes to the Consolidated Financial Statements for additional information.

Revenue Recognition

We recognize rental income generated from leases of our operating properties on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. Straight-line rent income of less than $0.1 million was recognized in rental revenues for each of the years ended December 31, 2017, 2016 and 2015. Leases associated with our multifamily and student housing are generally short-term in nature, and thus have no straight-line rent. Net below-market lease amortization of less than $0.1 million was recognized in rental revenues for each of the years ended December 31, 2017, 2016 and 2015.

Lightstone Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

Hotel revenues consist primarily of guest room, food and beverage, and other ancillary revenues such as laundry and parking at hotel properties. Hotel revenues are recognized as the services are rendered. During the periods presented, our hotel revenues were derived from the operations of the Courtyard Kauai Coconut Beach Hotel, which was sold on August 15, 2017.

Accounts Receivable

Accounts receivable primarily consists of receivables related to our consolidated properties as of both December 31, 2017 and 2016.

Prepaid Expenses and Other Assets

Prepaid expenses included prepaid directors and officers’ insurance premiums, as well as prepaid insurance premiums for our consolidated properties.

Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment are recorded at cost and are depreciated according to our capitalization policy, which uses the straight-line method over their estimated useful lives of five to seven years. Furniture, fixtures, and equipment associated with properties classified as held for sale are not depreciated. Maintenance and repairs are charged to operations as incurred. Accumulated depreciation associated with our furniture, fixtures, and equipment was $4.7 million and $9.9 million as of December 31, 2017 and 2016, respectively.

Deferred Financing Fees

Deferred financing fees are recorded at cost, accounted for as a reduction to notes payable and amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt. Deferred financing fees, net were $0.4 million and $0.8 million as of December 31, 2017 and 2016, respectively. Accumulated amortization of deferred financing fees was $2.2 million and $1.9 million as of December 31, 2017 and 2016, respectively.

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

As of December 31, 2017 and 2016, we do not have any derivatives designated as net investment hedges, fair value hedges or cash flow hedges. No derivatives were being used for trading or speculative purposes. See Notes 4 and 11 of the Notes to Consolidated Financial Statements for additional information.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and have qualified as a REIT since the year ended December 31, 2008. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax at the corporate level. We are organized and operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code and intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. Taxable income from non-REIT activities managed through a taxable REIT subsidiary (“TRS”) is subject to applicable federal, state, and local income and margin taxes. We currently have no taxable income associated with a TRS. Our operating partnerships are flow-through entities and are not subject to federal income taxes at the entity level.

Lightstone Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

During 2015, we recorded an aggregate provision for income tax of approximately $2.7 million representing estimated foreign income tax due as a result of the sale of two foreign investments, Alte Jakobstraße (“AJS”) and Holstenplatz.  The foreign income tax recorded during 2015 was calculated on gains recognized at the exchange rate in effect on the date of sale and calculated using then current tax rates. During the third quarter of 2016, we recorded an income tax benefit of less than $0.1 million representing the difference in the actual taxes due and the originally estimated taxes payable on the sale of Holstenplatz.  During the third quarter of 2017, we recorded an aggregate income tax benefit of approximately $1.6 million consisting of (i) a refund of foreign income tax of approximately $0.8 million and (ii) the reversal of our previously estimated taxes payable on these sales of $0.8 million.

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

The Euro was the functional currency for the operations of AJS and Holstenplatz, which were both sold in 2015. As a result of the sale of AJS and Holstenplatz, we no longer have foreign operations. However, we still maintain a Euro-denominated bank account that is comprised primarily of the remaining undistributed proceeds from the sale of these properties, which we translate into U.S. dollars at the current exchange rate at each reporting period. As of December 31, 2017 and 2016, we maintained approximately $0.4 million and $3.6 million, respectively, in Euro-denominated accounts, which are included in cash and cash equivalents on our consolidated balance sheets. For the years ended December 31, 2017, 2016 and 2015, the foreign currency translation adjustment was a gain of $0.5 million, a loss of $0.1 million and a loss of $0.4 million, respectively.

Upon the substantial liquidation of an investment in a foreign entity, the cumulative translation adjustment (“CTA”) balance is required to be released into earnings. In accordance with Accounting Standards Update (“ASU”) 2013-05, upon disposal of a foreign property, we recognize the CTA as an adjustment to the resulting gain or loss on sale. During the first quarter of 2015, we recognized a CTA of approximately $0.6 million as a reduction to the gain on sale of our AJS office building, which we sold on February 21, 2015. We sold our wholly owned investment in the Holstenplatz office building, located in Hamburg, Germany, on September 1, 2015. We recognized a CTA credit of approximately $0.4 million as an increase to the gain on sale of Holstenplatz. With the sale of Holstenplatz, we no longer have foreign operations.

Other Comprehensive Income (Loss)

Items of other comprehensive income (loss) consist of gains and losses affecting equity that are excluded from net income (loss) under GAAP. The components of other comprehensive income (loss) consist of cumulative foreign currency translation gains and losses.

Lightstone Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

Stock-Based Compensation

We had a stock-based incentive award plan for our directors and consultants and for employees, directors, and consultants of our affiliates. However, we have did not issued any stock-based awards under the plan and effective on December 19, 2017, we may no longer issue any awards under the plan as of December 31, 2017.

Concentration of Credit Risk

At December 31, 2017 and 2016, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Geographic and Asset Type Concentration

Our investments may at times be concentrated in certain asset types that are subject to higher risk of foreclosure, or secured by assets concentrated in a limited number of geographic locations. For the year ended December 31, 2017, excluding the investment we sold in 2017, 28.1%, 13.9%, 21.3%, 13.1%, 22.6% and 1.0% of our total revenues were derived from our properties located in Florida, Texas, Tennessee, Ohio, Georgia and Indiana, respectively. Additionally, excluding our property sold in 2017, 54.7%, 35.7% and 9.6% of our total revenues were from our multifamily properties, student housing properties and medical office building, respectively. To the extent that our portfolio is concentrated in limited geographic regions or types of assets, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to fund our operations.

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

Earnings per Share

Net income (loss) per share is calculated based on the weighted average number of common shares outstanding during each period. The weighted average shares outstanding used to calculate both basic and diluted income (loss) per share were the same for each of the three years ended December 31, 2017, 2016, and 2015, as there were no potentially dilutive securities outstanding.

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

Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.

Lightstone Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

3. New Accounting Pronouncements

New Accounting Pronouncements to be Adopted

In May 2014, the FASB issued an update (“ASU 2014-09”) to ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  The new guidance will require companies to apply a five-step model in accounting for revenue arising from contracts with customers, as well as enhance disclosures regarding revenue recognition. Lease contracts will be excluded from this revenue recognition criteria; however, the sale of real estate will be required to follow the new model. The Company has adopted this standard for the year beginning on January 1, 2018 using the modified retrospective approach The adoption of this pronouncement will not have a material effect on our consolidated financial statements since, with the disposal of the Courtyard Kauai Coconut Beach Hotel in August 2017 (See Note 6), substantially all revenues now consists of rental income from leasing arrangements, which is specifically excluded from the standard.

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

Lightstone Real Estate Investment Trust V, Inc.

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

Recurring Fair Value Measurements

We may use interest rate swaps and caps to manage our interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative.  Such analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, implied volatilities, and foreign currency exchange rates.

As of December 31, 2017, we had no derivative financial instruments. As of December 31, 2016, we had an interest rate cap associated with the debt on the Courtyard Kauai Coconut Beach Hotel which we determined had a nominal value. The interest rate cap matured in May 2017.

Derivative financial instruments, if any, are classified as assets are included in prepaid expenses and other assets on the consolidated balance sheet.

Lightstone Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

Nonrecurring Fair Value Measurements

During the year ended December 31, 2017, we recorded a $4.1 million non-cash impairment charge as a result of a measurable decrease in the fair value of 22 Exchange, one of our student housing investments, which also has a retail component. In estimating the fair value of 22 Exchange, we used management’s internal discounted cash flow analysis prepared with consideration of the local market. The discounted cash flow estimate is considered Level 3 under the fair value hierarchy described above.

The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during the year ended December 31, 2017:

For the year ended December 31, 2017	Level 1	Level 2	Level 3	Total Fair Value	Loss
Assets
Buildings and improvements, net(1)	$—	$—	$19.0 million	$19.0 million	$(4.1 million	)

(1)	We recorded non-cash impairment charge of $4.1 million during the year ended December 31, 2017 as a result of a measurable decrease in the fair value of 22 Exchange.

Quantitative Information about Level 3 Fair Value Measurements

Description	Fair Value as of December 31, 2017	Valuation Techniques	Unobservable Input
Buildings and improvements, net(1)	$19.0 million	Discounted cash flow	Discount rate Terminal capitalization rate	8.0% 7.0%

(1)	We recorded a non-cash impairment charge of $4.1 million during the year ended December 31, 2017 on our investment in 22 Exchange, one of our student housing investments.

We did not record any impairment charges during the year ended December 31, 2016.

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

The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during the year ended December 31, 2015:

For the year ended December 31, 2015	Level 1	Level 2	Level 3	Total Fair Value	Loss
Assets
Buildings and improvements, net(1)	$—	$—	$25.0 million	$25.0 million	$(1.4 million	)

(1)	We recorded a non-cash impairment charge of $1.4 million during the year ended December 31, 2015 as a result of a measurable decrease in the fair value of 22 Exchange, one of our student housing investments.

Lightstone Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

Quantitative Information about Level 3 Fair Value Measurements

Description	Fair Value for the year ended December 31, 2015	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Buildings and improvements, net(1)	$25.0 million	Discounted cash flow	Discount rate Terminal capitalization rate	7.5% - 8.0% 6.5% - 7.5%

(1)	Due to the local market decline in Akron, Ohio, we recorded a non-cash impairment charge of $1.4 million on our investment in 22 Exchange, a student housing property, during the year ended December 31, 2015.

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

As of December 31, 2017 and 2016, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable to noncontrolling interests were at amounts that reasonably approximated their fair value based on their highly-liquid nature and short-term maturities. The fair value of the notes payable is categorized as a Level 2 in the fair value hierarchy. The fair value was estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2017 and 2016.

Carrying amounts of our notes payable and the related estimated fair value as of December 31, 2017 and December 31, 2016 are as follows:

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$90,321	$91,449	$143,119	$146,790
Less: unamortized debt issuance costs	(400)		(787)
Notes payable, net	$89,921		$142,332

Lightstone Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

6. Real Estate and Real Estate-Related Investments

As of December 31, 2017, we consolidated seven real estate assets. The following table presents certain information about our consolidated investments as of December 31, 2017:

Property Name	Description	Location	Date Acquired	Ownership Interest
Gardens Medical Pavilion	Medical office building	Palm Beach Gardens, Florida	October 20, 2010	81.8%
River Club and the Townhomes at River Club	Student housing	Athens, Georgia	April 25, 2011	85%
Lakes of Margate	Multifamily	Margate, Florida	October 19, 2011	92.5%
Arbors Harbor Town	Multifamily	Memphis, Tennessee	December 20, 2011	94%
22 Exchange	Student housing and Retail	Akron, Ohio	April 16, 2013	90%
Parkside Apartments (“Parkside”)	Multifamily	Sugar Land, Texas	August 8, 2013	90%
Flats at Fishers Fishers	Multifamily	Fishers, Indiana	November 30, 2017	100%

Real Estate Asset Acquisitions and Dispositions

Babcock Self Storage

On January 8, 2015, we sold Babcock Self Storage (“Babcock”) for a contractual sales price of approximately $5.4 million. We recorded a gain on sale of real estate of $2.0 million and loss on early extinguishment of debt of less than $0.1 million, which was composed of the write-off of deferred financing fees and an early termination fee. A portion of the proceeds from the sale were used to pay off in full the existing indebtedness of approximately $2.1 million associated with the storage facility.

Alte Jakobstraße

On February 21, 2015, we sold AJS, which is located in Berlin, Germany, for a contractual sales price of approximately €12.4 million (approximately $14.1 million).  We recorded a gain on sale of real estate of approximately $3.3 million, which is net of a CTA charge of approximately $0.6 million. We recognized a loss on early extinguishment of debt of less than $0.1 million, which was composed of the write-off of deferred financing fees and an early termination fee. A portion of the proceeds from the sale were used to fully satisfy the existing indebtedness associated with the property of approximately €5.7 million (approximately $6.5 million). We recorded a provision for income tax of approximately $1.7 million during 2015 as a result of foreign income tax related to the sale. AJS was classified as held for sale on our consolidated balance sheet at December 31, 2014. Additionally, in 2016, we recorded a $0.1 million loss related to the final settlement of certain fees associated with our 2015 disposal of AJS.

Holstenplatz

On September 1, 2015, we sold Holstenplatz, which is located in Hamburg, Germany, for a contractual sales price of approximately €16.4 million (approximately $18.4 million).  We paid off the balance of the Holstenplatz debt of $8.1 million on its maturity date of April 30, 2015. We recorded a gain on sale of real estate of approximately $8.6 million, which includes a CTA credit of approximately $0.4 million. We recorded a provision for income tax of approximately $1.0 million as a result of foreign income tax related to the sale.

The foreign income tax for our AJS and Holstenplatz sales were calculated on gains recognized at the exchange rate in effect on the sale dates of February 21, 2015 and September 1, 2015, respectively, and were calculated using current tax rates. All U.S. dollar amounts related to the AJS and Holstenplatz sales were based on the exchange rate in effect on their respective sale dates.

Lightstone Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

Wimberly at Deerwood

On September 9, 2015, we sold Wimberly at Deerwood (“Wimberly”), a 322-unit multifamily community in Jacksonville, Florida, for a contractual sales price of approximately $43.5 million. We recorded a gain on sale of real estate of $8.9 million and loss on early extinguishment of debt of $0.6 million, which was composed of the write-off of deferred financing fees of $0.3 million and an early termination fee of $0.3 million. A portion of the proceeds from the sale of the asset were used to pay off in full the existing indebtedness of approximately $26.4 million secured by the property.

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

Courtyard Kauai Coconut Beach Hotel

On August 15, 2017, we sold the Courtyard Kauai Coconut Beach Hotel, a 311-room hotel located in Kapaa, Hawaii for a contractual sales price of $62.0 million.  In connection with the transaction, the third-party buyer assumed the existing outstanding mortgage indebtedness of $36.0 million. The net proceeds from the disposition of the Courtyard Kauai Coconut Beach Hotel were approximately $24.0 million, after the payment of closing costs, expenses, pro rations and other working capital adjustments and a payment of approximately $1.7 million to the minority owner of the Courtyard Kauai Coconut Beach Hotel. In connection with the sale of the Courtyard Kauai Coconut Beach Hotel, we recorded a gain on sale of real estate of $20.9 million.

In connection with the sale of the Courtyard Kauai Coconut Beach Hotel, approximately $27.0 million of funds were placed in escrow with a qualified intermediary in order to facilitate potential like-kind exchange transactions in accordance with Section 1031 of the Internal Revenue Code. These funds were subsequently used in connection with our acquisition of the Flats at Fishers on November 30, 2017, as discussed below.

Flats at Fishers

On November 30, 2017, we acquired the Flats at Fishers, a 306-unit multifamily property located in Fishers, Indiana from an unrelated third party for an aggregate purchase price of approximately $36.9 million, excluding closing and other related transaction costs. In connection with the acquisition, we incurred an aggregate of approximately $0.6 million in acquisition fees and acquisition expense reimbursements payable to Lightstone. The acquisition was funded with (i) approximately $27.0 million of funds that had been held in escrow by a qualified intermediary in connection with the sale of the Courtyard Kauai Coconut Beach and (ii) available cash.

The acquisition of the Flats at Fishers was accounted for under the purchase method of accounting with us treated as the acquiring entity. Accordingly, the consideration paid by us to complete the acquisition of the Flats at Fishers has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. Approximately $6.9 million was allocated to land and improvements, $29.3 million was allocated to building and improvements, and $0.7 million was allocated to other assets.

The capitalization rate for the acquisition of the Flats at Fishers was approximately 3.8%. We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income was based upon the twelve-month period ended June 30, 2017. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

Lightstone Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

Sales of Real Estate Reported in Continuing Operations

The following table presents our sale of real estate for the years ended December 31, 2017, 2016, and 2015 (dollars in millions):

Date of Sale	Property	Ownership Interest	Sales Contract Price	Net Cash Proceeds(1)	Gain on Sale of Real Estate
January 8, 2015	Babcock	85%	$5.4	$5.2	$2.0
February 21, 2015	AJS	99.7%	$14.1	$13.0	$3.3	(2)
September 1, 2015	Holstenplatz	100%	$18.4	$18.0	$8.6
September 9, 2015	Wimberly	95%	$43.5	$42.9	$8.9
August 16, 2016	Lakewood Flats	100%	$68.8	$68.5	$11.5
August 15, 2017	Courtyard Kauai Coconut Beach Hotel	80%	$62.0	$24.0	$20.9

(1)	A portion of the net cash proceeds was used to pay off the property-associated debt of $2.1 million, $6.5 million, $26.4 million, and $33.5 million for Babcock, AJS, Wimberly, and Lakewood Flats, respectively. The Holstenplatz debt was paid off on April 30, 2015. The property-associated debt of $36.0 million for the Courtyard Kauai Coconut Beach Hotel was assumed by the buyer.

(2)	The 2015 gain on sale for AJS of $3.3 million does not include an additional $0.1 million loss recorded in 2016 related to the final settlement of certain fees associated with our disposal of AJS.

The dispositions during 2017, 2016 and 2015 did not qualify to be reported as discontinued operations since they did not represent a strategic shift that had a major effect on our operations and financial results. Accordingly, the operating results of these disposed properties are reflected in our results from continuing operations for all periods presented through their respective date of disposition.

The following table presents net income attributable to the Company for the three years ended December 31, 2017, 2016 and 2015 related to the Courtyard Kauai Coconut Beach Hotel, Lakewood Flats, Babcock, AJS, Holstenplatz and Wimberly (dollars in millions):

	For the Year Ended December 31,
Description	2017	2016	2015
Net income attributable to the Company related to dispositions	$16.9	$12.4	$17.4

7. Investment in Unconsolidated Joint Venture

We provided mezzanine financing totaling $15.3 million to an unaffiliated third-party entity (the “Borrower”) that owns an apartment complex in Denver, Colorado (the “Prospect Park”).  The Borrower also had a senior construction loan with a third-party construction lender (the “Senior Lender”) in an aggregate original principal amount of $40.0 million.  The senior construction loan was guaranteed by the owners of the developer.  We also had a personal guaranty from the owners of the developer guaranteeing completion of Prospect Park and payment of any cost overruns. Our mezzanine loan was secured by all of the membership interests of the Borrower and was subordinate to the senior construction loan. Our advances of $15.3 million initially had annual stated interest rates ranging from 10% to 18%.

Pursuant to the terms of the mezzanine loan, we participate in the residual interests of Prospect Park attributable to a sale or refinancing even though we have no actual ownership interest. We evaluated this ADC Arrangement and determined that its characteristics were similar to a jointly-owned investment or partnership. Accordingly, our investment is accounted for as an unconsolidated joint venture under the equity method of accounting instead of loan accounting.

Lightstone Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

On December 15, 2017, the Borrower sold Prospect Park to an unrelated third-party for a contractual sales price of approximately $100.5 million. In connection with the sale, the Borrower repaid the Senior Construction Loan in full and we received aggregate proceeds of approximately $21.6 million representing the repayment in full of the outstanding principal and accrued interest due on our mezzanine loan. Additionally, the Borrower has placed approximately $15.1 million of the net proceeds from the sale into an escrow account to be used for settlement of the amount due to us for our participation in the residual interests of Prospect Park. The carrying value of our unconsolidated investment in Prospect Park was $10.9 million and $14.7 million as of December 31, 2017 and 2016, respectively. Our carrying amount as of December 31, 2017 represents the minimum amount payable to us for our participation in the residual interests of Prospect Park.

Both the senior construction loan and our mezzanine loan were in technical default as of December 31, 2016 due to a delay in completion of Prospect Park. Prospect Park was subsequently completed in January 2017 and the Borrower funded all cost overruns. On March 23, 2017, the Senior Lender executed a loan amendment extending the maturity date of the senior construction loan to March 24, 2018. The Senior Lender’s loan amendment also increased the interest rate by 75 basis points to 30-day LIBOR plus 3.75% and added provisions which required the maintenance of certain prescribed minimum occupancy and rental rates at future dates. On May 8, 2017, we amended the terms of our mezzanine loan to mirror the maturity date of the senior construction loan and change the interest rate to 11.0% for the entire balance of the mezzanine loan. The amended terms were effective as of March 1, 2017.

We considered the impact of these events on the accounting treatment and determined the ADC Arrangement would continue to be accounted for as an unconsolidated joint venture under the equity method of accounting. We continued to monitor this situation and any impact these events might have had on our ability to ultimately realize the investment. The ADC Arrangement was reassessed at each reporting period.

In connection with this investment, we capitalized interest of approximately $0.2 million and $0.5 million, respectively, during the years ended December 31, 2016 and 2015.  For the year ended December 31, 2017, we recorded equity earnings of $17.9 million related to our unconsolidated investment in Prospect Park. For the years ended December 31, 2016 and 2015, we recorded no equity earnings related to our unconsolidated investment in Prospect Park.

8. Variable Interest Entities

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

Lightstone Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

Unconsolidated VIEs

Included in the Company’s joint venture investments as of December 31, 2017 was the ADC Arrangement associated with Prospect Park, which we account for as an unconsolidated joint venture and is a VIE. Refer to Note 7 of the Notes to Consolidated Financial Statements for additional information. This arrangement was established to provide mezzanine financing to an unrelated third party that owned Prospect Park, an apartment complex located in Denver, Colorado, which was sold on December 15, 2017. Based on our reevaluation under ASU 2015-02, we determined that we were not the primary beneficiary of this VIE based on the rights of the general partner. The arrangement did not allow for substantive kick-out rights over the general partner and we did not have the power to direct the activities of Prospect Park that most significantly affected the entity’s economic performance. Accordingly, we determined it was appropriate, consistent with past accounting, that the Prospect Park ADC Arrangement was accounted for under the equity method.

9. Notes Payable

The following table sets forth information on our notes payable as of December 31, 2017 and 2016:

			Amount Due	Loan Amount Outstanding
Description	Interest Rate	Maturity Date	at Maturity	December 31, 2017	December 31, 2016
Courtyard Kauai Coconut Beach Hotel	Repaid in full on 5/8/2017 (See note below)		$-	$-	$38,000
Gardens Medical Pavilion	4.90%	1/1/2018	-	-	12,899
River Club and the Townhomes at River Club	5.26%	5/1/2018	23,368	23,511	23,917
Lakes of Margate	5.49% and 5.92%	1/1/2020	13,384	13,973	14,243
Arbors Harbor Town	3.99%	1/1/2019	23,632	24,153	24,653
22 Exchange	3.93%	Due on demand	16,875	18,963	19,307
Parkside(1)	5%	6/1/2018	9,560	9,721	10,100
Total mortgages payable			$86,819	90,321	143,119
Less: deferred financing costs				(400)	(787)
Total mortgages payable, net				$89,921	$142,332

(1)	Includes approximately $0.1 million of unamortized premium related to debt we assumed at acquisition

As of December 31, 2017, our notes payable balance had a weighted-average interest rate of 4.97%.  For loans in place as of December 31, 2017, we have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the 22 Exchange and Parkside notes payable.

Debt Transactions

Our debt secured by Courtyard Kauai Coconut Beach Hotel, with an outstanding balance of $38.0 million as of December 31, 2016, was scheduled to mature on May 9, 2017. On May 8, 2017, we, through our 80% ownership interest in a joint venture between our indirect wholly owned subsidiary and JMI Realty, LLC, an unaffiliated third party (the “Kauai Joint Venture”), entered into a new mortgage facility of up to $44.0 million (the “Courtyard Kauai Loan”) with TH Commercial Investment Corp. Initial borrowings of $36.0 million were advanced under the Courtyard Kauai Loan and those funds plus additional cash were used to repay the then outstanding balance under the previous loan with Wells Fargo Bank. The Courtyard Kauai Loan bore interest at 30-day LIBOR plus 4.7% and was scheduled to mature in three years with two one-year extensions available. We had also guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carve-outs as set forth in the guaranties in favor of the lender.

Lightstone Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

On August 15, 2017, the Courtyard Kauai Loan was assumed by the unrelated third-party buyer in connection with the sale of the Courtyard Kauai Coconut Beach Hotel. The outstanding balance as of the date of sale was $36.0 million. On December 27, 2017, we used cash on hand to pay off in full the existing indebtedness of approximately $12.5 million on the Gardens Medical Pavilion, which was scheduled to mature on January 1, 2018.

On August 16, 2016, we sold Lakewood Flats to an unaffiliated third party and used a portion of the proceeds from the sale to fully satisfy the existing indebtedness of approximately $33.5 million.

Debt Compliance

Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios, loan to value ratios, and liquidity.  We are currently in compliance with all of our debt covenants other than the debt associated with 22 Exchange (outstanding balance of approximately $19.0 million as of December 31, 2017) as discussed below.

We did not meet the debt service coverage requirements for our 22 Exchange loan as of March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017. As a result, the lender elected to sweep the cash from operations beginning in January 2018. Additionally, the cash from operations was not sufficient to fully pay the scheduled monthly debt service due on January 5, 2018, which constituted an event of default and therefore, the 22 Exchange loan which was scheduled to mature in May 2023 is now due on demand. We received notice on January 9, 2018 that the 22 Exchange loan had been transferred to a special servicer effective immediately. Subsequently, the special servicer placed the property in receivership and commenced foreclosure proceedings. However, we believe the loss of cash flow from 22 Exchange or the loss of the property will not have a material impact on our results of operations or financial conditions.

Debt Maturities

The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of December 31, 2017. The table amounts reflect the 22 Exchange loan as due on demand. However, the table amounts do not reflect the effect of any available extension options:

Year	Amount Due
2018	$52,932
2019	23,934
2020	13,384
2021	-
2022	-
Thereafter	-
Total contractual obligations for principal payments	90,250
Unamortized premium	71
Total notes payable	90,321
Less: Deferred financing fees, net	(400)
Notes payable, net	$89,921

In addition to the 22 Exchange loan, as of December 31, 2017, the Company had debt of approximately $23.5 million associated with the River Club and the Townhomes at River Club, and $9.7 million associated with Parkside maturing in the next twelve months. If we do not dispose of the River Club and the Townhomes at River Club or Parkside by their maturity dates, we expect to repay these outstanding balances with available cash or refinance all or a portion of the balances outstanding.

Lightstone Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

10. Leasing Activity

Future minimum base rental payments of our office property, Gardens Medical Pavilion, and the retail space at 22 Exchange due to us under non-cancelable leases in effect as of December 31, 2017 are as follows:

Year	Amount Due
2018	$1,468
2019	1,260
2020	1,169
2021	1,046
2022	905
Thereafter	1,623
Total	$7,471

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

As of December 31, 2017, we did not have any derivative instruments. As of December 31, 2016, we had an interest rate cap related to the associated indebtedness of the Courtyard Kauai Coconut Beach Hotel, which was not designated as a hedging instrument. This interest rate cap matured on May 15, 2017 and had a notional value of $38 million at a rate of 30-day LIBOR + 3%.

12. Commitments and Contingencies

Income Taxes

We have maintained and intend to maintain our election as a REIT under the Internal Revenue Code. In order for us to continue to qualify as a REIT we must meet a number of organizational and operational requirements, including a requirement to distribute annual dividends to our shareholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. As a REIT, we generally will not be subject to federal income tax on our taxable income at the corporate level to the extent such income is distributed to our shareholders annually. Any current year taxable income generated by the Company may be offset by carrying forward unused prior year net operating losses (“NOLs”). If our taxable income after application of NOL carryforwards exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at regular corporate rates, including any applicable alternative minimum tax (“AMT”). In addition, we may not be able to requalify as a REIT for the four subsequent taxable years. Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to applicable federal, state, and local income and margin taxes. Our operating partnerships are flow-through entities and are not subject to federal income taxes at the entity level.

For the year ended December 31, 2017, we had a federal taxable loss of approximately $2.1 million, which included the disposal of the Courtyard Kauai Coconut Beach Hotel, and had remaining federal NOL carryovers of approximately $15.2 million as of December 31, 2017. We did not pay any distributions during the year ended December 31, 2017. We have continued to establish a valuation allowance against our deferred tax assets as the utilization of any deferred tax asset is not at a level of more likely than not that they will be realized prior to their expiration. During the year ended December 31, 2017, we recorded an aggregate income tax benefit of approximately $1.6 million consisting of (i) a refund of foreign income tax of approximately $0.8 million and (ii) the reversal of our previously estimated taxes payable $0.8 million related to the sales of AJS and Holstenplatz.

Lightstone Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

For the year ended December 31, 2016, we had federal taxable income of approximately $7.0 million, which included the disposal of Lakewood Flats. We paid special cash distributions of $38.4 million during the year and had remaining federal NOL carryovers of approximately $13.1 million as of December 31, 2016. During the year ended December 31, 2016, we recorded an income tax benefit of less than $0.1 million representing the difference in the actual taxes due and the originally estimated taxes payable on the sale of Holstenplatz.

We originally estimated federal taxable income of $3.8 million for the year ended December 31, 2015. Actual federal taxable income for the year ended December 31, 2015 was $4.8 million, which included the disposals of Babcock, AJS, Holstenplatz, and Wimberly. We paid special cash distributions of $25.7 million during the year and had remaining federal NOL carryovers of approximately $13.1 million as of December 31, 2015. During 2015, we recorded provision for income tax of approximately $2.7 million as a result of estimated foreign income tax related to the sales of AJS and Holstenplatz which were both located in Germany. The foreign income tax, which related to both dispositions, was calculated on gains recognized at the applicable exchange rate in effect on the respective dates of sale and calculated using then current tax rates.

We have a TRS which is subject to federal and state income taxes. As of December 31, 2017, our TRS had NOL carryforwards of approximately $4.5 million which expire in years 2030 to 2035. Because NOL’s are subject to certain change of ownership, continuity of business, and separate return year limitations, and because it is unlikely the available NOL’s will be utilized or because we consider any amounts possibly utilized to be immaterial, no benefits related to these NOL’s have been recognized in our consolidated financial statements. We have no significant temporary differences or tax credits associated with our TRS.

We and our subsidiaries’ income tax returns are subject to examination by federal, state, and local tax jurisdictions for years 2014 through 2017. If a return filed was examined and a substantial error was discovered, the Internal Revenue Service has the right to add additional years to their audit, but will not go back more than six years. Net income tax loss carry forwards and other tax attributes generated in years prior to 2014 are also subject to challenge in any examination of those tax years. We and our subsidiaries were not under any notice of audit from any taxing authority as of December 31, 2017. We have reviewed our tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We believe it is more likely than not that the tax positions taken relative to our status as a REIT will be sustained in any tax examination.

13. Stockholders’ Equity

Capitalization

As of December 31, 2017, our authorized capital was 350,000,000 shares of common stock, 50,000,000 shares of preferred stock, and 1,000 shares of convertible stock. All shares of such stock have a par value of $.0001 per share.

As of December 31, 2017, we had issued 26.7 million shares of our common stock, including 2.2 million shares issued through the DRP. As of December 31, 2017, we had redeemed 2.1 million shares of our common stock and had 24.6 million shares of common stock outstanding. As of December 31, 2017, we had 1,000 shares of convertible stock held by an affiliate of Lightstone.

Lightstone Real Estate Investment Trust V, Inc.

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

The terms on which we redeem shares may differ between redemptions upon a stockholder’s death, “qualifying disability” (as defined in the share redemption program) or confinement to a long-term care facility (collectively, “Exceptional Redemptions”) and all other redemptions (“Ordinary Redemptions”). From April 1, 2012 through May 15, 2014, our board of directors suspended accepting Ordinary Redemptions. On May 15, 2014, our board of directors adopted the Third Amended and Restated Share Redemption Program and reopened the share redemption program for Ordinary Redemptions, to be effective on that date. In addition, for periods beginning on or after May 15, 2014, the cash available for redemptions was increased from $1.0 million to no more than $10.0 million in any twelve-month period.  The redemption limitations apply to all redemptions, whether Ordinary or Exceptional Redemptions.

The per share redemption price for Ordinary Redemptions and Exceptional Redemptions is equal to the lesser of 80% and 90%, respectively, of (i) the current estimated net asset value per share of common stock (“NAV per Share”) and (ii) the average price per share the investor paid for all of his shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) less the Special Distributions (as defined in the share redemption program).

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

Any shares approved for redemption will be redeemed on a periodic basis as determined from time to time by our board of directors, and no less frequently than annually.  We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, the cash available for redemptions is limited to no more than $10.0 million in any twelve-month period.  The redemption limitations apply to all redemptions, whether Ordinary or Exceptional Redemptions.

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

Lightstone Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

On August 9, 2017, our board of directors adopted a Fourth Amended and Restated Share Redemption Program (the “Amended Share Redemption Program”) to be effective July 1, 2018. The material changes to the program are as follows. We will no longer process redemptions upon death, “qualifying disability,” or confinement to a long-term care facility on terms different than those on which we process all other redemptions. The price at which we will redeem shares submitted for redemption will be a percentage of the estimated NAV per Share as of the Effective Date (as defined in the Amended Share Redemption Program), as follows:

For Redemptions with an Effective Date Between
July 1, 2018 and June 30, 2019:	92.5% of the estimated NAV per Share
July 1, 2019 and June 30, 2020:	95.0% of the estimated NAV per Share
July 1, 2020 and June 30, 2021:	97.5% of the estimated NAV per Share
Thereafter:	100% of the estimated NAV per Share

Distributions

U.S. federal tax law requires a REIT distribute at least 90% of its annual REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles, or GAAP) determined without regard to the deduction for dividends paid and excluding any net capital gain. In order to continue to qualify for REIT status, we may be required to make distributions in excess of cash available. Distributions are authorized at the discretion of our board of directors based on their analysis of our performance over the previous periods and expectations of performance for future periods.  Such analyses may include actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, general financial and market conditions, proceeds from asset sales, and other factors that our board deems relevant.  Our board of directors’ decision will be substantially influenced by their obligation to ensure that we maintain our federal tax status as a REIT.  We cannot provide assurance that we will pay distributions at any particular level, or at all.

We did not make any distributions to our stockholders during the year ended December 31, 2017. On November 20, 2015, our board of directors authorized a special cash distribution of $1.50 per share of common stock, payable to our stockholders of record as of December 31, 2015. We paid this special cash distribution, which aggregated $38.4 million, on January 5, 2016. On March 18, 2015, our board of directors authorized a special cash distribution of $1.00 per share of common stock, payable to our stockholders of record as of March 30, 2015. We paid this special cash distribution, which aggregated $25.7 million, on March 31, 2015. Distributions during both of the years ended December 31, 2016 and 2015 were fully funded with proceeds from asset sales. During 2016 and 2015, our distributions were classified as follows for federal income tax purposes:

Description	2016	2015
Ordinary income	—	—
Capital gains	25.4%	25.8%
Return of capital	74.6%	74.2%
Total	100.0%	100.0%

14. Related Party Transactions

Advisor

The Behringer Advisor served as our external advisor from January 4, 2008 through their termination as of the close of business on February 10, 2017. Commencing thereafter on February 10, 2017, the Advisor has served as our external advisor.

Lightstone Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

Our external advisor and certain of its affiliates may receive fees and compensation in connection with the management, acquisition, financing and disposition of our assets based on an advisory management agreement, as periodically amended and restated.

The following discussion describes the fees and expenses payable to our external advisors and their respective affiliates under the applicable advisory agreement.

We pay acquisition and advisory fees of 1.5% of the amount paid in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets. In addition, we pay acquisition and advisory fees of 1.5% of the funds advanced in respect of a loan investment. During the year ended December 31, 2017, we incurred acquisition and advisory fees payable to Lightstone of approximately $0.6 million in connection with our acquisition of the Flats at Fishers. No acquisition and advisory fees were payable to the Behringer Advisor for the year ended December 31, 2016. We incurred acquisition and advisory fees payable to the Behringer Advisor of less than $0.1 million for the year ended December 31, 2015 as a result of improvements made to our assets. We had no acquisitions during the years ended December 31, 2016 and 2015.

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

Our external advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the external advisor or its affiliates incur that are due to third parties or related to the additional services provided by our external advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. For the year ended December 31, 2017, we incurred less than $0.1 million in acquisition expense reimbursements payable to Lightstone in connection with our one acquisition, the Flats at Fishers. For the year ended December 31, 2016, we incurred no acquisition expense reimbursements as we did not make any acquisitions during the period. For the year ended December 31, 2015, we incurred acquisition expense reimbursements of less than $0.1 million payable to the Behringer Advisor.

We pay our external advisor a debt financing fee of 0.5% of the amount available under any loan or line of credit made available to us and pay directly all third-party costs associated with obtaining the debt financing. During the year ended December 31, 2017, we incurred debt financing fees of approximately $0.2 million. We incurred no financing fees for the years ended December 31, 2016 and 2015.

We pay a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable to us.  During the years ended December 31, 2017, 2016 and 2015, we did not incur any such fees.

We pay a monthly asset management fee of one-twelfth of 0.7% of the value of each asset. The value of our assets will be the value as determined in connection with the establishment and publication of a NAV per Share unless the asset was acquired after our publication of a NAV per Share (in which case the value of the asset will be the contract purchase price of the asset). For the years ended December 31, 2017, 2016 and 2015, we incurred $1.6 million, $2.1 million and $2.5 million, respectively, of asset management fees payable to the external advisor. The totals for the years ended December 31, 2017, 2016, and 2015 include asset management fees related to our disposed properties.

Lightstone Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

Our external advisor is responsible for paying all of the expenses it incurs associated with persons employed by the external advisor to the extent that they provide services related to us for which our external advisor receives an acquisition, asset management, or debt financing fee, including wages and benefits of the personnel. Instead of reimbursing our external advisor for specific expenses paid or incurred in connection with providing services to us, we pay our external advisor an administrative services fee (renamed an administrative services reimbursement under the Lightstone Advisory Agreement). The administrative services fee/reimbursement is intended to reimburse the external advisor for all of the costs associated with providing services to us. For the calendar year ending December 31, 2017, the administrative services fee was $1.325 million annually, pro-rated for the first six months of the year and $1.3 million annually, pro-rated for the second six months of the year.For the calendar year ended December 31, 2016, the administrative services fee was the lesser of (i) $1.325 million per calendar year, and (ii) the actual costs of providing administrative services to us and was payable in four equal quarterly installments within 45 days of the end of each calendar quarter. For the calendar year ending December 31, 2015, the administrative services fee was $1.5 million. In addition, under the advisory management agreement, we are to reimburse the Advisor for certain due diligence services provided in connection with asset dispositions or debt financings separately from the administrative services fee. For the years ended December 31, 2017, 2016 and 2015, we incurred and expensed such costs for administrative services and due diligence services of approximately $1.3 million, $1.2 million, and $1.5 million, respectively. Included in that amount is less than $0.1 million related to certain due diligence services provided in connection with asset dispositions during the years ended December 31, 2016 and 2015.

Notwithstanding the fees and cost reimbursements payable to our external advisor pursuant to our advisory management agreement, under our charter we may not reimburse the external advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the year ended December 31, 2017, our total operating expenses (including the asset management fee) exceeded the limit on total operating expenses; however, our independent directors determined the excess expenses were justified primarily as a result of the timing of the redeployment of our cash proceeds from the sale of the Courtyard Kauai Coconut Beach Hotel.

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

We pay our property manager and affiliate of our external advisor, fees for the management, leasing, and construction supervision of our properties which is 4.0% of gross revenues of the properties managed by our property manager. We pay our property manager an oversight fee equal to 0.5% of the gross revenues of the property managed for any property for which we contract directly with a third-party property manager.  In no event will our property manager or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay our property manager directly for its services, we will pay our property manager a management fee or oversight fee, as applicable, based only on our economic interest in the property.  During the years ended December 31, 2017, 2016 and 2015, we incurred and expensed property management fees or oversight fees of approximately $0.2 million, $0.6 million and $0.6 million, respectively, payable to the property manager and affiliates of our external advisor.

Lightstone Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

We pay our property manager a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We incurred no construction management fees for the years ended December 31, 2017, 2016 and 2015.

We are dependent on our external advisor and our property manager for certain services that are essential to us, including asset acquisition, financing and disposition decisions, property management and leasing services, and other general administrative responsibilities.  In the event that these companies were unable to provide us with their respective services, we would be required to obtain such services from other sources.

15. Quarterly Results (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2017 and 2016:

	2017
	Year ended	Quarter ended		Quarter ended		Quarter ended	Quarter ended
	December 31,	December 31,		September 30,		June 30,	March 31,

Revenue	$37,544	$5,992		$8,775		$11,360	$11,417
Net income (loss)	29,043	10,774	(2)	20,537	(1)	(1,517)	(751)
Add: net (income)/loss attributable to noncontrolling interest	(4,485)	72		(4,430)		(22)	(105)
Net income/(loss) applicable to Company's common shares	$24,558	$10,846		$16,107		$(1,539)	$(856)

Net income/(loss) per common share, basic and diluted	$0.98	$0.29		$0.65		$(0.06)	$(0.03)

	2016
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,

Revenue	$46,131	$10,595	$11,393	$11,693	$12,450
Net income (loss)(3)	4,908	(2,223)	9,324	(1,226)	(967)
Add: net (income)/loss attributable to noncontrolling interest	35	21	59	61	(106)
Net income/(loss) applicable to Company's common shares	$4,943	$(2,202)	$9,383	$(1,165)	$(1,073)

Net income/(loss) per common share, basic and diluted	$0.19	$(0.09)	$0.37	$(0.05)	$(0.04)

(1)	Income from continuing operations for the quarter ended September 30, 2017 includes (i) a gain on the sale of real estate of approximately $20.9 million in connection with the sale of the Courtyard Kauai Coconut Beach Hotel and (ii) an aggregate income tax benefit of approximately $1.6 million related to two foreign investments, AJS and Holstenplatz, which were sold in 2015. See Notes 2 and 6 of the Notes to Consolidated Financial Statements for additional information.
(2)	Income from continuing operations for the quarter ended December 31, 2017 includes a non-cash impairment charge of $4.1million on our investment in 22 Exchange offset by income from our investment in unconsolidated affiliated joint venture of $17.9 million. See Note 2 and 7 of the Notes to Consolidated Financial Statements for additional information.
(3)	Income from continuing operations for the quarter ended September 30, 2016 includes gain on the sale of Lakewood Flats of $11.5 million. See Note 6 of the Notes to Consolidated Financial Statements for additional information.

Lightstone Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

16. Subsequent Events

Share Redemption Program

On March 27, 2018, our board of directors approved redemptions for the first quarter of 2018 totaling approximately 112 thousand shares with an aggregate redemption payment of approximately $0.6 million.

*****

Lightstone Value Plus Real Estate Investment Trust V, Inc.

(Formerly Behringer Harvard Opportunity REIT II, Inc.)

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2017

(dollars in thousands)

			Initial cost		Cost capitalized	Gross amount carried at
			Land and	Building and	subsequent to	close of	Accumulated	Year of	Date	Depreciable
Property Name	Location	Encumbrances	improvements	improvements	acquisition (1)	period	depreciation	construction	acquired	life
Operating:
Gardens Medical Pavilion	Palm Beach Gardens, Florida	$-	$5,675	$13,158	$5,254	$24,087	$5,736	1968-1995	10/20/2010	(2)
River Club and the Townhomes at River Club	Athens, Georgia	23,511	6,639	24,789	2,847	34,275	9,723	1996 & 1989	4/25/2011	(2)
Lakes of Margate	Margate, Florida	13,973	9,776	13,061	4,700	27,537	6,025	1987	10/19/2011	(2)
Arbors Harbor Town	Memphis, Tennessee	24,153	5,413	24,713	3,008	33,134	7,864	1991	12/20/2011	(2)
22 Exchange	Akron, Ohio	18,963	2,380	24,786	(8,242)	18,924	-	2010	4/16/2013	(2)
Parkside Apartments	Sugarland, Texas	9,721	3,143	18,148	1,991	23,282	4,210	1998	8/8/2013	(2)
Addison Landing	Fishers, Indiana	-	6,867	29,322	-	36,189	120	2014	11/30/2017	(2)

	Totals	$90,321	$39,893	$147,977	$9,558	$197,428	$33,678

(1)	Includes adjustment to basis, such as impairment losses.

(2)	Buildings are depreciated according to Company policy, which uses the straight-line method over their estimated useful life of 25 years.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2017, 2016 and 2015 is as follows (dollars in thousands):

	For the years ended December 31,
Real Estate:	2017	2016	2015

Balance at beginning of year	$209,972	$265,879	$329,643
Acquisitions	36,189	-	-
Improvements(1)	1,279	2,190	2,044
Disposals/written-off	(168)	-	(77)
Reclassification(2)	(16)	(105)	(390)
Establishment of new basis for impaired asset(3)	(6,347)	-	(4,149)
Cost of real estate sold	(43,481)	(57,992)	(61,192)

Balance at end of year	$197,428	$209,972	$265,879

	For the years ended December 31,
Accumulated depreciation:	2017	2016	2015

Balance at beginning of year	$34,903	$29,108	$27,569
Depreciation expense	12,209	8,759	11,109
Disposals/written-off	(11,219)	(2,964)	(6,838)
Accumulated depreciation on impaired asset(3)	(2,215)	-	(2,732)

Balance at end of year	$33,678	$34,903	$29,108

(1)	For the year ended December 31, 2015, includes foreign currency translation loss of $1.6 million.
(2)	For the years ended December 31, 2016 and 2015, includes reclassification from improvements to furniture, fixtures, and equipment of $0.1 million and $0.4 million, respectively.
(3)	We recorded non-cash impairment charges of $4.1 million and $1.4 million on our investment in 22 Exchange, a student housing property, during the years ended December 31, 2017 and December 31, 2015, respectively. The accumulated depreciation at the time of the impairment charge for this asset, of $2.2 million and $2.7 million, respectively, was offset against the basis of the asset.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Form 10-Q on November 14, 2012)
3.2	Second Amended and Restated Bylaws, as amended by Amendment No. 1 (incorporated by reference to Exhibit 3.2 to Form 10-Q filed on November 13, 2013)
4.1	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 28, 2013)
10.1	Contract of Sale between 7425 La Vista LLC, as seller, and DFW Lakewood Flats Apartments LLC, as purchaser, effective as of April 7, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 27, 2016)
10.2	First Amendment to Contract of Sale between 7425 La Vista LLC and DFW Lakewood Flats Apartments LLC, effective as of May 23, 2016 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 27, 2016)
10.3	Reinstatement and Second Amendment to Contract of Sale between 7425 La Vista LLC and DFW Lakewood Flats Apartments LLC dated July 22, 2016 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on July 27, 2016)
10.4	Fifth Amended and Restated Advisory Management Agreement between Behringer Harvard Opportunity REIT II, Inc. and Behringer Harvard Opportunity Advisors II, LLC dated July 25, 2016 (incorporated by reference to Exhibit 10.4 to Form 8-K filed on July 27, 2016)
10.5	Second Amendment to Amended and Restated Property Management and Leasing Agreement by and among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP, and several affiliated special purpose entities and Behringer Harvard Opportunity Management Services, LLC and Behringer Harvard Real Estate Services, LLC dated July 25, 2016 (incorporated by reference to Exhibit 10.5 to Form 8-K filed on July 27, 2016)
10.6	Termination of Advisory Management Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity Advisors II, LLC, and Stratera Services, LLC effective as of February 10, 2017. (incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 16, 2017)
10.7	Termination of Property Management and Leasing Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP and several affiliated special purpose entities, Behringer Harvard Opportunity Management Services, LLC, and Behringer Harvard Real Estate Services, LLC, and Stratera Services, LLC effective as of February 10, 2017. (incorporated by reference to Exhibit 10.7 to Form 10-K filed on March 16, 2017)
10.8	Advisory Management Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP and LSG-BH II Advisor LLC (“LSG-BH II Advisor”) effective as of February 10, 2017. (incorporated by reference to Exhibit 10.8 to Form 10-K filed on March 16, 2017)
10.9	Advisory Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP and LSG Development Advisor LLC (“LSG-BH II Advisor”) effective as of February 10, 2017. (incorporated by reference to Exhibit 10.9 to Form 10-K filed on March 16, 2017)
10.10	Property Management and Leasing Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP and several affiliated special purpose entities, and LSG-BH II Property Manager LLC effective as of February 10, 2017. (incorporated by reference to Exhibit 10.10 to Form 10-K filed on March 16, 2017)
10.11	Loan Agreement entered into as of May 8, 2017, between (i) Kauai Coconut Beach, LLC and Kauai Coconut Beach Operator, LLC and (ii) TH Commercial Mortgage, LLC. (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on August 14, 2017)
10.12	Purchase And Sale Agreement entered into as of June 19, 2017, by and between (i) Kauai Coconut Beach, LLC and Kauai Coconut Beach Operator, LLC and (ii) KHS, LLC. (incorporated by reference to Exhibit 10.10 to Form 10-Q filed on August 14, 2017)
21.1*	List of Subsidiaries
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
101*	The following financial statements from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 29, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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