Form 10-Q
period 2018-03-31
Lightstone Value Plus Real Estate Investment Trust V, Inc.
filed 2018-05-15
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☐ No ☒

As of May 1, 2018, the Registrant had approximately 24.5 million shares of common stock outstanding.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST V, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Real estate
Land and improvements	$40,394	$40,354
Building and improvements	157,394	157,073
Furniture, fixtures and equipment	5,987	5,812
Gross real estate	203,775	203,239
Less accumulated depreciation	(40,607)	(38,373)
Net investment property	163,168	164,866

Investment in unconsolidated joint venture	10,944	10,944
Cash and cash equivalents	36,960	52,147
Marketable securities, available for sale	14,803	-
Restricted cash	4,498	5,213
Prepaid expenses and other assets	2,902	2,994
Total Assets	$233,275	$236,164

Liabilities and Stockholders' Equity
Notes payable, net	$89,559	$89,921
Accounts payable, accrued and other liabilities	4,197	4,150
Payables to related parties	69	33
Distributions payable to noncontrolling interests	19	27
Accrued property tax	2,430	2,398
Total liabilities	96,274	96,529

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none issued and outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 24,535,961 and 24,646,494 shares issued and outstanding, respectively	2	2
Additional paid-in-capital	224,347	224,923
Accumulated other comprehensive loss	(144)	(27)
Accumulated deficit	(91,940)	(90,108)
Total Company stockholders' equity	132,265	134,790

Noncontrolling interests	4,736	4,845

Total Stockholder's Equity	137,001	139,635

Total Liabilities and Stockholders' Equity	$233,275	$236,164

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(dollars and shares in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

Revenues
Rental revenues	$6,686	$6,072
Hotel revenues	-	5,345
Total revenues	6,686	11,417
Expenses
Property operating expenses	2,441	2,087
Hotel operating expenses	-	3,570
Interest expense, net	1,323	1,469
Real estate taxes	1,130	1,107
Property management fees	246	395
Asset management fees	390	509
General and administrative	928	798
Depreciation and amortization	2,429	2,578
Total expenses	8,887	12,513
Interest income, net	132	62
Other income	17	1
Loss before gain on sale of real estate	(2,052)	(1,033)
Gain on sale of real estate and other assets	247	282
Net loss	(1,805)	(751)
Net income attributable to the noncontrolling interest	(27)	(105)
Net loss attributable to the Company's shares	$(1,832)	$(856)
Weighted average shares outstanding:
Basic and diluted	24,608	25,172
Basic and diluted loss per share	$(0.07)	$(0.03)
Comprehensive loss:
Net loss	$(1,805)	$(751)
Other comprehensive (loss)/income:
Holding loss on marketable securities, available for sale	(139)	-
Foreign currency translation gain	22	54
Total other comprehensive (loss)/income	(117)	54
Comprehensive loss:	(1,922)	(697)
Comprehensive income attributable to noncontrolling interest	(27)	(105)
Comprehensive loss attributable to the Company's shares	$(1,949)	$(802)

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statement of Stockholders’ Equity

(dollars and shares in thousands)

(Unaudited)

						Accumulated
					Additional	Other			Total
	Convertible Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interests	Equity

BALANCE, December 31, 2017	1	$-	24,647	$2	$224,923	$(27)	$(90,108)	$4,845	$139,635

Net loss	-	-	-	-	-	-	(1,832)	27	(1,805)
Distributions to noncontrolling interest holders	-	-	-	-	-	-	-	(136)	(136)
Redemption and cancellation of shares	-	-	(111)	-	(576)	-	-	-	(576)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	-	-	(139)	-	-	(139)
Foreign currency translation gain	-	-	-	-	-	22	-	-	22

BALANCE, March 31, 2018	1	$-	24,536	$2	$224,347	$(144)	$(91,940)	$4,736	$137,001

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,805)	$(751)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,429	2,538
Amortization of deferred financing fees	77	110
Other non-cash adjustments	(191)	(283)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(184)	(346)
Decrease in accounts payable, accrued property tax and accrued and other liabilities	307	271
Decrease in payables to related parties	36	161
Net cash provided by operating activities	669	1,700

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities, available for sale	(14,941)	-
Additions of real estate	(536)	(299)
Cash used in investing activities	(15,477)	(299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(396)	(581)
Redemptions of common stock	(576)	(681)
Contributions from noncontrolling interest holders	-	30
Distributions to noncontrolling interest holders	(144)	(119)
Net cash used in financing activities	(1,116)	(1,351)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	22	65
Net change in cash, cash equivalents and restricted cash	(15,902)	115
Cash, cash equivalents and restricted cash, beginning of year	57,360	73,212
Cash, cash equivalents and restricted cash, end of period	$41,458	$73,327

Supplemental cash flow information for the periods indicated is as follows:

Cash paid for interest	$931	$1,484
Capital expenditures for real estate in accrued liabilities and accounts payable	$60	$45
Accrued distributions payable to noncontrolling interests	$19	$22
Unrealized loss on marketable securities, available for sale	$(139)	$-

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

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  We have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily.  We have purchased existing, income-producing properties, and newly-constructed properties. We have also invested in other real estate-related investments such as mortgage and mezzanine loans. We intend to hold the various real properties in which we have invested until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. As of March 31, 2018, we had eight real estate investments, seven of which were consolidated (one wholly owned property and six properties consolidated through investments in joint ventures) and one real estate investment which we account for under the equity method.

Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware (the “Operating Partnership”).  As of March 31, 2018, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner.  As of March 31, 2018, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

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

Organization

In connection with our initial capitalization, we issued 22.5 thousand shares of our common stock and 1.0 thousand shares of our convertible stock to Behringer on January 19, 2007.  Behringer transferred its shares of convertible stock to one of its affiliates on April 2, 2010. Behringer 's affiliate transferred its shares of convertible stock to an affiliate of Lightstone on February 10, 2017. As of March 31, 2018, we had 24.5 million shares of common stock outstanding and 1.0 thousand shares of convertible stock outstanding. The outstanding convertible stock is held by an affiliate of Lightstone.

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

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2018.  The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of Lightstone Value Plus Real Estate Investment Trust V, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The consolidated balance sheet as of December 31, 2017 included herein has been derived from the consolidated balance sheet included in the Company's Annual Report on Form 10-K.

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

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

Restricted Cash

As required by our lenders, restricted cash is held in escrow accounts for anticipated capital expenditures, real estate taxes, and other reserves for our consolidated properties. Capital reserves are typically utilized for non-operating expenses such as tenant improvements, leasing commissions, and major capital expenditures. Alternatively, a lender may require its own formula for an escrow of capital reserves. On occasion, restricted cash may also include certain funds temporarily placed in escrows with qualified intermediaries in order to facilitate potential like-kind exchange transactions in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended.

The following is a summary of our cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Cash and cash equivalents	$36,960	$67,150
Restricted cash	4,498	6,177
Total cash, cash equivalents and restricted cash	$41,458	$73,327

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

Marketable Securities

Marketable securities currently consist of debt securities that are designated as available-for-sale and are recorded at fair value.  Unrealized holding gains or losses for debt securities are reported as a component of accumulated other comprehensive income/(loss).  Realized gains or losses resulting from the sale of these securities are determined based on the specific identification of the securities sold.

An impairment charge is recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration and severity of any decline in fair value below our amortized cost basis, any adverse changes in the financial condition of the issuers’ and its intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, earnings per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the applicable period.

4.	New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective January 1, 2018 the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that that requires companies to measure investments in equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income, using a modified-retrospective transition method. Since the Company had no investments in equity securities, except those accounted for under the equity method prior to January 1, 2018, the adoption of this standard had no effect on its consolidated financial statements when adopted.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

Effective January 1, 2018, the Company adopted guidance issued by the FASB that clarifies the definition of a business and assists in the evaluation of whether a transaction will be accounted for as an acquisition of an asset or as a business combination. The guidance provides a test to determine when a set of assets and activities acquired is not a business. When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. Additionally, assets acquired, liabilities assumed, and any noncontrolling interest will be measured at their relative fair values.  The Company anticipates future acquisitions of real estate assets, if any, will likely qualify as an asset acquisition. Therefore, any future transaction costs associated with an asset acquisition will be capitalized and accounted for in accordance with this guidance.

Effective January 1, 2018, the Company adopted guidance issued by the FASB that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  The new guidance requires companies to apply a five-step model in accounting for revenue arising from contracts with customers, as well as enhance disclosures regarding revenue recognition. Lease contracts are excluded from this revenue recognition criteria; however, the sale of real estate will be required to follow the new model. The Company has adopted this standard using the modified retrospective transition method. The adoption of this pronouncement had no effect on our consolidated financial statements since, with the disposal of the Courtyard Kauai Coconut Beach Hotel in August 2017, all revenues now consist of rental income from leasing arrangements, which is specifically excluded from the standard.

New Accounting Pronouncements

In June 2016, the FASB issued an accounting standards update which replaces the incurred loss impairment methodology currently in use with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  This guidance will not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued an accounting standards update which supersedes the existing lease accounting model, and modifies both lessee and lessor accounting. The new guidance will require lessees to recognize a liability to make lease payments and a right-of-use asset, initially measured at the present value of lease payments, for both operating and financing leases, with classification affecting the pattern of expense recognition in the statement of operations. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. The Company intends to adopt the standard on January 1, 2019 and apply certain practical expedients available to us upon adoption. The Company is continuing to evaluate the impact this guidance will have on our consolidated financial statements when adopted.

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

5.	Financial Instruments

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

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

As of March 31, 2018 and December 31, 2017, management estimated that the carrying value of cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable, accrued and other liabilities, payables/receivables to/from related parties, and distributions payable to noncontrolling interests were at amounts that reasonably approximated their fair value based on their highly-liquid nature and short-term maturities. The fair value of the notes payable is categorized as a Level 2 in the fair value hierarchy. The fair value was estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2018 and December 31, 2017. Carrying amounts of our notes payable and the related estimated fair value is summarized as follows:

	As of March 31, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable	$89,883	$90,505	$90,321	$91,449

6.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of March 31, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate Bonds	$14,942	$1	$(140)	$14,803

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of March 31, 2018, the Company did not recognize any impairment charges.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

The fair values of the Company’s investments in Corporate Bonds are measured using quoted prices for these investments; however, the markets for these assets are not active. As of March 31, 2018, all of the Company’s Corporate Bonds were classified as Level 2 assets and there were no transfers between the level classifications during the three months ended March 31, 2018.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of March 31, 2018
Due in 1 year	$2,767
Due in 1 year through 5 years	8,860
Due in 5 year through 10 years	3,176
Due after 10 years	-
Total	$14,803

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

7.	Notes Payable

Notes payable consists of the following:

Property	Interest Rate	Weighted Average Interest Rate as of March 31, 2018	Maturity Date	Amount Due at Maturity	As of March 31, 2018	As of December 31, 2017

River Club and the Townhomes at River Club	5.26%	5.26%	May 1, 2018	$23,368	$23,402	$23,511

Lakes of Margate	5.49% and 5.92%	5.75%	January 1, 2020	$13,384	$13,900	$13,973

Arbors Harbor Town	3.99%	3.99%	January 1, 2019	$23,632	$24,021	$24,153

22 Exchange	3.93%	3.93%	Due on demand	$16,875	$18,935	$18,963

Parkside (1)	5.00%	5.00%	June 1, 2018	$9,560	$9,625	$9,721

Total notes payable		4.69%		$86,819	$89,883	$90,321

Less: Deferred financing costs					(324)	(400)

Total notes payable, net					$89,559	$89,921

(1) Includes approximately $28 of unamortized premium related to debt we assumed at acquisition.

For loans in place as of March 31, 2018, we have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the 22 Exchange and Parkside notes payable.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

We are subject to various customary financial covenants, including, maintaining minimum debt service coverage ratios, loan to value ratios and liquidity. We did not meet the debt service coverage requirements for our 22 Exchange loan for all of the quarterly periods in 2017 and as a result, the lender elected to sweep the cash from operations beginning in January 2018. Additionally, the cash flow from operations was not sufficient to fully pay the scheduled monthly debt service due on January 5, 2018, which constituted an event of default and therefore, the 22 Exchange loan which was scheduled to mature in May 2023 became due on demand. We received notice on January 9, 2018 that the 22 Exchange loan had been transferred to a special servicer effective immediately. Subsequently, the special servicer placed the property in receivership and has commenced foreclosure proceedings.

The Company is accruing default interest expense on the 22 Exchange loan pursuant to the terms of its loan agreement. Default interest expense of $0.4 million was accrued during the three months ended March 31, 2018. As a result, accrued default interest expense of $0.4 million is included in accounts payable, accrued and other liabilities on our consolidated balance sheet as of March 31, 2018. However, the Company does not expect to pay any of the accrued default interest expense as the 22 Exchange loan is non-recourse to it. Additionally, we believe the loss of cash flow and the expected loss of this property will not have a material impact on our consolidated results of operations or financial condition.

The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of March 31, 2018. However, the table amounts do not reflect the effect of any available extension options or any transactions occurring subsequent to March 31, 2018:

	2018	2019	2020	2021	2022	Thereafter	Total

Principal maturities	$52,537	$23,934	$13,384	$-	$-	$-	$89,855

Unamortized premium							28

Total mortgages payable							89,883

Less: deferred financing costs							(324)

Total mortgages payable, net							$89,559

In addition to the 22 Exchange loan, as of March 31, 2018, the Company had debt of approximately $23.4 million associated with the River Club and the Townhomes at River Club, $9.6 million associated with Parkside and $24.0 million associated with Arbors Harbor Town maturing in the next twelve months. On May 1, 2018, we repaid in full the debt associated with the River Club and the Townhomes at River Club as discussed below. If we do not dispose of Parkside and Arbors Harbor Town by their respective maturity dates, we expect to repay these outstanding balances with available cash or refinance all or a portion of the balances outstanding.

On May 1, 2018, the Company entered into a non-recourse mortgage loan (the “Mortgage”) in the amount of $30.3 million. The Mortgage has a term of seven years, bears interest at Libor plus 1.78% and requires monthly interest-only payments during the first five years and interest and principal payments pursuant to a 30-year amortization schedule for the remaining two years through its stated maturity with the entire unpaid balance due upon maturity. The Mortgage is cross-collateralized by the River Club and the Townhomes at River Club. At closing, approximately $23.4 million of the proceeds from the Mortgage were used to repay in full the existing non-recourse mortgage loan on the River Club and Townhomes at River Club.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

8.	Distributions

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

9.	Related Party Transactions

Advisor

Our external advisor and certain of its affiliates may receive fees and compensation in connection with the management and sale of our assets based on an advisory management agreement, as amended and restated.

From January 4, 2008 through February 10, 2017, we were party to various advisory management agreements, each with a term of one year or less, with the Behringer Advisor. On February 10, 2017, we and the Behringer Advisor terminated the then existing advisory management agreement effective as of the close of business.

Concurrently, we engaged the Advisor to provide us with advisory services pursuant to various advisory management agreements, each with an initial term of one year. The fees earned by and expenses reimbursed to the Advisor are substantially the same as the fees earned by and expenses reimbursed to the Behringer Advisor. The following discussion describes the fees and expenses payable to our external advisor and its respective affiliates under the various advisory management agreements.

We pay our external advisor acquisition and advisory fees of 1.5% of the amount paid in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets. In addition, we pay acquisition and advisory fees of 1.5% of the funds advanced in respect of a loan investment. We incurred no acquisition and advisory fees payable to either of our external advisors for the three months ended March 31, 2018 and 2017 because we had no acquisitions during these periods.

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

Our external advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the external advisor or its affiliates incur that are due to third parties or related to the additional services provided by our external advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. For the three months ended March 31, 2018 and 2017, we incurred no acquisition expense reimbursements.

We pay our external advisor a debt financing fee of 0.5% of the amount available under any loan or line of credit made available to us and pay directly all third-party costs associated with obtaining the debt financing. We incurred no debt financing fees for the three months ended March 31, 2018 and 2017.

We pay our external advisor a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable to us.  We incurred no development fees for the three months ended March 31, 2018 and 2017.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

We pay our external advisor a monthly asset management fee of one-twelfth of 0.7% of the value of each asset. The value of our assets will be the value as determined in connection with the establishment and publication of an estimated net asset value (“NAV”) per share unless the asset was acquired after our publication of a NAV per share (in which case the value of the asset will be the contractual purchase price of the asset). For both the three months ended March 31, 2018 and 2017, we expensed $0.4 million of asset management fees payable to each of our external advisors.

Our external advisor is responsible for paying all of the expenses it incurs associated with persons employed by the external advisor to the extent that they provide services to us for which our external advisor receives an acquisition, asset management, or debt financing fee, including wages and benefits of the applicable personnel. Instead of reimbursing our external advisor for specific expenses paid or incurred in connection with providing services to us, we pay our external advisor an administrative services fee, also referred to as an administrative services reimbursement (the “Administrative Services Fee”). The Administrative Services Fee is intended to reimburse the external advisor for all its costs associated with providing services to us. For the calendar year ending December 31, 2017, the Administrative Services Fee was up to $1.325 million annually, pro-rated for the first six months of the year and up to $1.30 million annually, pro-rated for the second six months of the year. On February 10, 2018, the advisory management agreements were extended an additional four months through June 10, 2018. For the period January 1, 2018 through June 10, 2018, the Administrative Services Fee is up to $1.3 million annually, pro-rated for the period. The Administrative Service Fee is payable in four equal quarterly installments within 45 days of the end of each calendar quarter. In addition, under the various advisory management agreements, we are to reimburse the external advisor for certain due diligence services provided in connection with asset acquisitions and dispositions and debt financings separately from the Administrative Services Fee. For both the three months ended March 31, 2018 and 2017, we incurred and expensed such costs for administrative services and due diligence services of approximately $0.3 million.

Notwithstanding the fees and cost reimbursements payable to our external advisor pursuant to our advisory management agreement, under our charter we may not reimburse the external advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts, or other similar non-cash reserves and excluding any gain from the sale of our assets for that period unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2018, our total operating expenses (including the asset management fee) exceeded the limit on total operating expenses; however, our independent directors determined the excess expenses were justified primarily as a result of the timing of the redeployment of our cash proceeds from the sale of the Courtyard Kauai Coconut Beach Hotel.

Property Manager

From January 4, 2008 through February 10, 2017, we were party to various property management and leasing agreements between us, our operating partnership, and certain affiliates of Behringer (collectively, the “Behringer Manager”). On February 10, 2017, we and the Behringer Manager terminated the then existing property management and leasing agreements effective as of the close of business.

Concurrently, we engaged an affiliate of Lightstone (the “Lightstone Manager”) pursuant to a property management and leasing agreement. The fees earned by and expenses reimbursed to the Lightstone Manager are substantially the same as the fees earned by and expenses reimbursed to the Behringer Manager. The following discussion describes the fees and expenses payable to our affiliated property manager and its respective affiliates under both the various property management and leasing agreements.

We pay our property manager and affiliate of our external advisor, fees for the management, leasing, and construction supervision of our properties which is 4.0% of gross revenues of the properties managed by our property manager. We pay our property manager an oversight fee equal to 0.5% of the gross revenues of the property managed for any property for which we contract directly with a third-party property manager.  In no event will our property manager or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay our property manager directly for its services, we will pay our property manager a management fee or oversight fee, as applicable, based only on our economic interest in the property.  For the three months ended March 31, 2018 and 2017, we incurred and expensed property management fees or oversight fees to the related-party property manager of less than $0.1 million and $0.1 million, respectively.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

We pay our property manager a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We incurred no construction management fees for the three months ended March 31, 2018 and 2017.

As of both March 31, 2018 and December 31, 2017, we had a payable to our external advisor and its affiliates of less than $0.1 million. These balances consist of accrued fees, including asset management fees, administrative service expenses, property management fees, and other miscellaneous costs payable to our external advisor and property manager.

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

10.	Subsequent Events

Share Redemption Program

On May 10, 2018, our board of directors approved redemptions for the second quarter of 2018 totaling 47 thousand shares with an aggregate redemption payment of approximately $0.3 million. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for a full description of the price at which we redeem shares under our share redemption program.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy, and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described herein and under “Item 1A, Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2018 and the factors described below:

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

Executive Overview

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis.  In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who were distressed or faced time-sensitive deadlines.  In addition, our opportunistic and value-add investment strategy has included investments in real estate-related assets that present opportunities for higher current income. Since inception, we have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily. We have purchased existing, income-producing properties and newly constructed properties. We have also invested in other real estate-related investments such as mortgage and mezzanine loans. We have made our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. Currently, our investments include multifamily and student housing communities, and an office building. All of our current investments are located in the United States.

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

Liquidity and Capital Resources

We had unrestricted cash and cash equivalents of $37.0 million as of March 31, 2018. Our principal demands for funds going forward will be for the payment of (a) operating expenses, (b) interest and principal on our outstanding indebtedness, (c) share redemptions and (d) distributions, if any, authorized by our board of directors. Generally, we expect to meet cash needs for the payment of operating expenses, interest on our outstanding indebtedness and share redemptions with our cash flow from operations and to fund authorized distributions (if any) from available cash flow from operations and/or proceeds received from asset sales. To the extent that our cash flow from operations is not sufficient to cover our operating expenses, interest on our outstanding indebtedness, or share redemptions, we expect to use cash generated from borrowings and asset sales to fund such needs.

We intend to hold our various real properties until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

In addition to the 22 Exchange loan, the Company had debt of approximately $23.4 million associated with the River Club and the Townhomes at River Club, $9.6 million associated with Parkside and $24.0 million associated with Arbors Harbor Town maturing in the next twelve months. On May 1, 2018, we repaid in full the debt associated the River Club and the Townhomes at River Club as discussed below. If we do not dispose of Parkside and Arbors Harbor Town by their respective maturity dates, we expect to repay these outstanding balance with available cash or refinance all or a portion of the balance outstanding.

On May 1, 2018, the Company entered into a non-recourse mortgage loan (the “Mortgage”) in the amount of $30.3 million. The Mortgage has a term of seven years, bears interest at Libor plus 1.78% and requires monthly interest-only payments during the first five years and interest and principal payments pursuant to a 30-year amortization schedule for the remaining two years through its stated maturity with the entire unpaid balance due upon maturity. The Mortgage is cross-collateralized by the River Club and the Townhomes at River Club. At closing, approximately $23.4 million of the proceeds was used to repay in full the existing non-recourse mortgage loan on the River Club and the Townhomes at River Club.

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

As of March 31, 2018, our outstanding notes payable were $89.6 million, net of deferred financing fees of $0.3 million, and had a weighted average interest rate of 4.7%. As of December 31, 2017, the Company had notes payable of $89.9 million, net of deferred financing fees of $0.4 million, with a weighted average interest rate of 5.0%. For loans in place as of March 31, 2018, we have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the 22 Exchange and Parkside notes payable.

Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios, loan to value ratios, and liquidity.  We are currently in compliance with all of our debt covenants other than the debt associated with 22 Exchange (outstanding balance of approximately $19.0 million as of March 31, 2018) as discussed below.

We did not meet the debt service coverage requirements for our 22 Exchange loan for all of the quarterly periods in 2017 and, as a result, the lender elected to sweep the cash from operations beginning in January 2018. Additionally, the cash from operations was not sufficient to fully pay the scheduled monthly debt service due on January 5, 2018, which constituted an event of default and therefore, the 22 Exchange loan which was scheduled to mature in May 2023 became due on demand. We received notice on January 9, 2018 that the 22 Exchange loan had been transferred to a special servicer effective immediately. Subsequently, the special servicer placed the property in receivership and has commenced foreclosure proceedings. However, we believe the loss of cash flow and the expected loss of this property will not have a material impact on our consolidated results of operations or financial condition.

Default interest expense of $0.4 million was accrued during the three months ended March 31, 2018.   As a result, accrued default interest expense of $0.4 million is included in accounts payable, accrued and other liabilities on our consolidated balance sheet as of March 31, 2018.  However, we do not expect to pay any of the accrued default interest expense as the 22 Exchange loan is non-recourse to it. Additionally, we believe the loss of cash flow and the expected loss of this property will not have a material impact on our consolidated results of operations or financial condition.

One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of March 31, 2018. However, the table does not reflect the exercise of any available extension options, any interest payments for the debt that is due on demand or any transactions occurring subsequent to March 31, 2018 (dollars in thousands):

Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total

Mortgage Payable (1)	$52,537	$23,934	$13,384	$-	$-	$-	$89,855
Interest Payments	1,642	847	64	-	-	-	2,553

Total Contractual Obligations	$54,179	$24,781	$13,448	$-	$-	$-	$92,408

(1)       Does not include approximately $0.1 million of unamortized premium related to debt we assumed in connection with our acquisition of Parkside.

Results of Operations

As of March 31, 2018, we had eight real estate investments, seven of which were consolidated (one wholly owned property and six properties consolidated through investments in joint ventures) and one real estate investment which we account for under the equity method.  On November 30, 2017, we acquired the Flats at Fishers Marketplace (“Flats at Fishers” or the “2017 Acquisition”.) As of March 31, 2017, we had seven real estate investments, six of which were consolidated through investments in joint ventures.

Our results of operations for the respective periods presented reflect decreases in most categories principally resulting from our disposition of Courtyard Kauai Coconut Beach Hotel in August 2017 (the “2017 Disposition”). Properties owned by us during the entire periods presented are referred to as our “Same Store” properties.

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

Three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

The following table provides summary information about our results of operations for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Year Ended				Change	Change	Change
	March 31,		Increase/	Percentage	due to	due to	due to
	2018	2017	(Decrease)	Change	Acquisitions(1)	Dispositions(2)	Same Store(3)

Rental revenues	$6,686	$6,072	$614	10.0%	$786	$-	$(172)
Hotel revenues	-	5,345	(5,345)	n/a	-	(5,345)	-
Property operating expenses	2,441	2,087	354	17.0%	317	-	37
Hotel operating expenses	-	3,570	(3,570)	n/a	-	(3,570)	-
Interest expense, net	1,323	1,469	(146)	(10.0%)	-	(189)	43
Real estate taxes	1,130	1,107	23	2.0%	135	(159)	47
Property management fees	246	395	(149)	(38.0%)	27	(134)	(42)
Asset management fees(4)	390	509	(119)	(23.0%)	-	(107)	(12)
General and administrative	928	798	130	16.0%	6	-	124
Depreciation and amortization	2,429	2,578	(149)	(6.0%)	529	(530)	(148)
Gain on sale of real estate	247	282	(35)	(12.0%)	-	(35)	-

(1)	Represents the effect on our operating results for the three months ended March 31, 2018 compared to the same period in 2017 resulting from our 2017 acquisition of the Flats at Fishers.
(2)	Represents the effect on our results for the three months ended March 31, 2018 compared to the same period in 2017 principally resulting from our 2017 disposition of the Courtyard Kauai Coconut Beach Hotel.
(3)	Represents the change for the three months ended March 31, 2018 compared to the same period in 2017 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store properties for results for the three months ended March 31, 2018 and 2017 include Gardens Medical Pavilion, River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town, 22 Exchange and Parkside.
(4)	Asset management fees payable to the advisor are an obligation of the Company, and as such, asset management fees associated with all investments owned during the period are classified in continuing operations. Therefore, the amounts above include asset management fees associated with any property owned during a particular period, including those related to our disposed properties.

The following table reflects total rental and hotel revenues and total property and hotel operating expenses for the three months ended March 31, 2018 and 2017 for: (i) our Same Store properties (ii) the 2017 Disposition and (iii) the 2017 Acquisition (dollars in thousands):

	Three Months Ended March 31,
Description	2018	2017	Change
Revenues:
Same store	$5,900	$6,072	$(172)
Acquisition	786	-	786
Disposition	-	5,345	(5,345)
Total rental revenues	$6,686	$11,417	$(4,731)

Property and hotel operating expenses:
Same store	$2,124	$2,087	$37
Acquisition	317	-	317
Disposition	-	3,570	(3,570)
Total property and hotel operating expenses	$2,441	$5,657	$(3,216)

The tables below reflect occupancy and effective monthly rental rates for our Same Store operating properties:

	Occupancy (%)		Effective Monthly Rent per Square Foot/Unit/Bed ($)(1)
	As of March 31,		As of March 31,
Property	2018	2017	2018	2017
Gardens Medical Pavilion	70%	72%	$2.22	$2.00	per sq. ft.
River Club and the Townhomes at River Club	97%	98%	411.55	401.36	per bed
Lakes of Margate	93%	95%	1,327.31	1,285.02	per unit
Arbors Harbor Town	94%	94%	820.60	1,212.29	per unit
22 Exchange	82%	92%	546.84	554.47	per bed
Parkside	91%	90%	1,105.63	1,164.99	per unit
Flats at Fishers	73%	n/a	1,055.52	n/a	per bed

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

Revenues.  Rental revenues for the three months ended March 31, 2018 were $6.7 million, an increase of $0.6 million, compared to $6.1 million the same period in 2017.  Excluding the effect of our 2017 Acquisition, our rental revenues decreased by $0.2 million for our Same Store properties.

There were no hotel revenues for the three months ended March 31, 2018 as a result of the 2017 Disposition. Hotel revenues for the three months ended March 31, 2017 were $5.3 million.

Property Operating Expenses.    Property operating expenses for the three months ended March 31, 2018 were $2.4 million, an increase of $0.3 million, compared to $2.1 million for the same period in 2017. Excluding the effect of our 2017 Acquisition, our property operating expenses were relatively flat for our Same Store properties.

Hotel Operating Expenses.  There were no hotel operating expenses for the three months ended March 31, 2018 as a result of the 2017 Disposition. Hotel operating expenses for the three months ended March 31, 2017 were $3.6 million.

Interest Expense, net.   Interest expense for the three months ended March 31, 2018 was $1.3 million, a decrease of $0.2 million, compared to $1.5 million for the same period in 2017. Excluding the effect of our 2017 Disposition, our interest expense increased slightly by $0.1 million for our Same Store properties.

Real Estate Taxes.  Real estate taxes for the three months ended March 31, 2018 and 2017 was unchanged at $1.1 million as the decrease resulting from the 2017 Disposition was offset by the 2017 Acquisition.

Property Management Fees.   Property management fees, which are based on revenues, were $0.2 million for the three months ended March 31, 2018 and $0.4 million for the three months ended March 31, 2017, and are comprised of property management fees paid to unaffiliated third parties and our property manager. Excluding the effect of our 2017 Disposition and 2017 Acquisition, property management fees were relatively flat.

Asset Management Fees.   Asset management fees for the three months ended March 31, 2018 and 2017 were $0.4 million and $0.5 million, respectively, and were comprised of asset management fees paid to our external advisor and third parties with respect to our investments. We pay our external advisor or its affiliates a monthly asset management fee of one-twelfth of 0.7% of the value for each asset as determined in connection with our establishment and publication of an estimated net asset value per share. Asset management fees for the three months ended March 31, 2017 included $0.1 million related to the 2017 Disposition.

General and Administrative Expenses.   General and administrative expenses, which increased slightly by $0.1 million during the three months ended March 31, 2018 compared to the same period in 2017, consists of audit fees, legal fees, board of directors’ fees, and other administrative expenses.

Depreciation and Amortization.   Depreciation and amortization decreased by $0.2 million during the three months ended March 31, 2018 compared to the same period in 2017. Excluding the effect of our 2017 Disposition and 2017 Acquisition, depreciation and amortization decreased slightly by $0.1 million for our Same Store properties.

Summary of Cash Flows

Operating activities

Net cash flows provided by operating activities of $0.7 million for the three months ended March 31, 2018 consists of the following:

•	cash inflows of approximately $0.6 million from our net income after adjustment for non-cash items; and

•	cash inflows of approximately $0.1 million associated with the net changes in operating assets and liabilities.

Investing activities

The cash used in investing activities of $15.4 million for the three months ended March 31, 2018 consists primarily of the following:

•	capital expenditures of $0.5 million; and

•	purchases of marketable securities, available for sale of $14.9 million.

Financing activities

The net cash used in financing activities of $1.1 million for the three months ended March 31, 2018 consists primarily of the following:

•	debt principal payments of $0.4 million;

•	aggregate distributions to our noncontrolling interests of $0.1 million; and

•	redemptions and cancellation of common stock of $0.6 million.

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

Our calculations of FFO and MFFO are presented below (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended March 31,
Description	2018	2017
Net loss	$(1,805)	$(751)
FFO adjustments:
Depreciation and amortization of real estate assets	2,429	2,578
Gain on sale of real estate	(247)	(282)
Income tax expense associated with real estate sale	-	4
FFO	377	1,549
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(1)	11	-
Noncash adjustments:
Amortization of above or below market leases and liabilities(2)	(3)	3
Loss on debt extinguishment(3)	-	-
Accretion of discounts and amortization of premiums on debt investments	(42)	(42)
MFFO before straight-line rent	343	1,510
Straight-line rent(5)	(2)	(24)
MFFO - IPA recommended format	$341	$1,486

Net loss	$(1,805)	$(751)
Less: income attributable to noncontrolling interests	(27)	(105)
Net loss applicable to Company's common shares	$(1,832)	$(856)
Net loss per common share, basic and diluted	$(0.07)	$(0.03)

FFO	$377	$1,549
Less: FFO attributable to noncontrolling interests	(149)	(420)
FFO attributable to Company's common shares	$228	$1,129
FFO per common share, basic and diluted	$0.01	$0.04

MFFO - IPA recommended format	$341	$1,486
Less: MFFO attributable to noncontrolling interests	(144)	(393)
MFFO attributable to Company's common shares	$197	$1,093

Weighted average number of common shares outstanding, basic and diluted	24,608	25,172

1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
6)	Our MFFO results include certain unusual items as set forth in the table below. We believe it is helpful to our investors in understanding our operating results to both highlight them and present adjusted MFFO excluding their impact (as shown below).

For the Three Months Ended
March 31, 2018
Default interest expense(a)	$(423)
Allocations to noncontrolling interests	42
Total after allocations to noncontrolling interests	$(381)

(a)	Represents the accrual of default interest expense on our non-recourse mortgage loan collateralized by 22 Exchange. Although the lender for 22 Exchange is currently not charging us or being paid interest at the stated default rate, we have accrued interest at the default rate pursuant to the terms of the respective loan agreement. Additionally, we have had various discussions with the special servicer to restructure the terms of the non-recourse mortgage loan and do not expect to pay any of the accrued default interest.

Excluding the impact of these unusual items from our MFFO, after taking into consideration allocations to noncontrolling interests, our adjusted MFFO would have been $578, for the three months ended March 31, 2018.

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

Other than as disclosed below, our critical accounting policies and estimates have not changed significantly from the discussion found in the Management Discussion and Analysis and Results of Operations in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2018.

Marketable Securities

Marketable securities currently consist of debt securities that are designated as available-for-sale and are recorded at fair value. Unrealized holding gains or losses for debt securities are reported as a component of accumulated other comprehensive income/(loss). Realized gains or losses resulting from the sale of these securities are determined based on the specific identification of the securities sold.

An impairment charge is recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration and severity of any decline in fair value below our amortized cost basis, any adverse changes in the financial condition of the issuers’ and its intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  However, all of our outstanding notes payable of $89.9 million, excluding deferred financing fees, as of March 31, 2018 were subject to fixed interest rates.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of March 31, 2018, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control-New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of March 31, 2018, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Effective December 4, 2017, our estimated value per share was $7.98. For a full description of the methodologies used to estimate the value of our common stock as of September 30, 2017, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Market Information” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Any redemption requests are honored pro rata among all requests received based on funds available and are not honored on a first come, first served basis. During the quarter ended March 31, 2018, our board of directors approved all Ordinary Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 105,173 shares redeemed for approximately $0.5 million (approximately $5.18 per share). During the quarter ended March 31, 2018, our board of directors redeemed all Exceptional Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 5,360 shares redeemed for $31,312 (approximately $5.84 per share). All redemptions were funded with cash on hand.

During the quarter ended March 31, 2018, we redeemed shares as follows (including both Ordinary Redemptions and Exceptional Redemptions):

2018	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
January	110,533	$5.21	110,533	(1)
February	—		—
March	—	—	—
	110,533	$5.21	110,533

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE
INVESTMENT TRUST V, INC.

Dated: May 15, 2018	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer
Principal Financial Officer

Index to	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 15, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed or furnished herewith
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

