Form 10-Q
period 2018-06-30
Lightstone Value Plus Real Estate Investment Trust V, Inc.
filed 2018-08-14
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐ No ☒

As of August 1, 2018, the Registrant had approximately 24.5 million shares of common stock outstanding.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST V, INC.

PART I

FINANCIAL INFORMATION

Item 1.                 Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Investment property:
Land and improvements	$40,450	$40,354
Building and improvements	157,905	157,073
Furniture, fixtures and equipment	6,057	5,812
Gross investment property	204,412	203,239
Less accumulated depreciation	(42,809)	(38,373)
Net investment property	161,603	164,866

Investment in unconsolidated joint venture	10,944	10,944
Cash and cash equivalents	61,402	52,147
Marketable securities, available for sale	14,836	-
Restricted cash	4,344	5,213
Prepaid expenses and other assets	3,039	2,994

Total Assets	$256,168	$236,164

Liabilities and Stockholders' Equity
Notes payable, net	$116,376	$89,921
Accounts payable, accrued and other liabilities	4,808	4,150
Payables to related parties	-	33
Distributions payable to noncontrolling interests	3	27
Accrued property tax	3,257	2,398
Total liabilities	124,444	96,529

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none issued and outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 24,488,494 and 24,646,494 shares issued and outstanding, respectively	2	2
Additional paid-in-capital	224,097	224,923
Accumulated other comprehensive loss	(205)	(27)
Accumulated deficit	(93,513)	(90,108)
Total Company stockholders' equity	130,381	134,790

Noncontrolling interests	1,343	4,845

Total Stockholder's Equity	131,724	139,635

Total Liabilities and Stockholders' Equity	$256,168	$236,164

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(dollars and shares in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenues
Rental revenues	$6,800	$6,151	$13,486	$12,223
Hotel revenues	-	5,209	-	10,554
Total revenues	6,800	11,360	13,486	22,777
Expenses
Property operating expenses	2,211	1,974	4,652	4,061
Hotel operating expenses	-	3,676	-	7,246
Interest expense, net	1,362	1,773	2,686	3,242
Real estate taxes	1,141	1,118	2,271	2,225
Property management fees	248	363	494	758
Asset management fees	392	510	782	1,019
General and administrative	978	963	1,905	1,761
Depreciation and amortization	2,389	2,568	4,818	5,146
Total expenses	8,721	12,945	17,608	25,458
Interest income, net	172	65	304	127
Other (expense) income	(1)	3	16	4
Loss before gain on sale of real estate and other assets	(1,750)	(1,517)	(3,802)	(2,550)
Gain on sale of real estate and other assets	60	-	307	282
Net loss	(1,690)	(1,517)	(3,495)	(2,268)
Net loss (income) attributable to noncontrolling interests	117	(22)	90	(127)
Net loss attributable to the Company's shares	$(1,573)	$(1,539)	$(3,405)	$(2,395)
Weighted average shares outstanding:
Basic and diluted	24,515	25,026	24,561	25,098
Basic and diluted loss per share	$(0.06)	$(0.06)	$(0.14)	$(0.10)
Comprehensive income (loss):
Net loss	$(1,690)	$(1,517)	$(3,495)	$(2,268)
Other comprehensive income (loss):
Holding loss on marketable securities, available for sale	(40)	-	(179)	-
Foreign currency translation (loss) gain	(21)	233	1	287
Total other comprehensive (loss) income	(61)	233	(178)	287
Comprehensive loss	(1,751)	(1,284)	(3,673)	(1,981)
Comprehensive loss (income) attributable to noncontrolling interests	117	(22)	90	(127)
Comprehensive loss attributable to the Company's shares	$(1,634)	$(1,306)	$(3,583)	$(2,108)

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statement of Stockholders’ Equity

(dollars and shares in thousands)

(Unaudited)

					Additional				Total
	Convertible Stock		Common Stock		Paid-In	Accumulated Other		Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Accumulated Deficit	Interests	Equity

BALANCE, December 31, 2017	1	$-	24,647	$2	$224,923	$(27)	$(90,108)	$4,845	$139,635

Net loss	-	-	-	-	-	-	(3,405)	(90)	(3,495)
Distributions to noncontrolling interest holders	-	-	-	-	-	-	-	(3,412)	(3,412)
Redemption and cancellation of shares	-	-	(158)	-	(826)	-	-	-	(826)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	-	-	(179)	-	-	(179)
Foreign currency translation gain	-	-	-	-	-	1	-	-	1

BALANCE, June 30, 2018	1	$-	24,489	$2	$224,097	$(205)	$(93,513)	$1,343	$131,724

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,495)	$(2,268)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,818	5,065
Amortization of deferred financing fees	155	289
Other non-cash adjustments	(309)	(282)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(420)	(558)
Increase in accounts payable, accrued property tax and accrued and other liabilities	1,746	1,130
Decrease in payables to related parties	(33)	(356)

Net cash provided by operating activities	2,462	3,020

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of real estate and furniture, fixtures, and equipment	(1,169)	(851)
Purchase of marketable securities	(15,392)	-
Proceeds from sale of marketable securities	375	-

Net cash used in investing activities	(16,186)	(851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(33,592)	(39,068)
Proceeds from notes payable	61,374	36,000
Financing costs	(1,411)	(1,465)
Redemptions of common stock	(826)	(1,147)
Contributions from noncontrolling interest holders	-	30
Distributions to noncontrolling interest holders	(3,436)	(242)

Net cash provided by/(used in) financing activities	22,109	(5,892)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	287
Net change in cash, cash equivalents and restricted cash	8,386	(3,436)
Cash, cash equivalents and restricted cash, beginning of year	57,360	73,212
Cash, cash equivalents and restricted cash, end of period	$65,746	$69,776

Supplemental cash flow information for the periods indicated is as follows:

Cash paid for interest	$1,803	$1,484
Capital expenditures for real estate in accrued liabilities and accounts payable	$74	$-
Accrued distributions to noncontrolling interest	$3	$18
Holding loss on marketable securities, available for sale	$179	$-

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

1.	Business and Organization

Business

Lightstone Value Plus Real Estate Investment Trust V, Inc., which was previously named Behringer Harvard Opportunity REIT II, Inc. prior to July 20, 2017, (which may be referred to as the “Company,” “we,” “us,” or “our”), was organized as a Maryland corporation on January 9, 2007 and has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes.

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  We have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily.  We have purchased existing, income-producing properties, and newly-constructed properties. We have also invested in other real estate-related investments such as mortgage and mezzanine loans. We intend to hold the various real properties in which we have invested until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. As of June 30, 2018, we had eight real estate investments, seven of which were consolidated (one wholly owned property and six properties consolidated through investments in joint ventures) and one real estate investment which we account for under the equity method.

Substantially all of our business is conducted through Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware (the “Operating Partnership”).  As of June 30, 2018, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner.  As of June 30, 2018, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

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

Organization

In connection with our initial capitalization, we issued 22.5 thousand shares of our common stock and 1.0 thousand shares of our convertible stock to Behringer on January 19, 2007.  Behringer transferred its shares of convertible stock to one of its affiliates on April 2, 2010. Behringer 's affiliate transferred its shares of convertible stock to an affiliate of Lightstone on February 10, 2017. As of June 30, 2018, we had 24.5 million shares of common stock outstanding and 1.0 thousand shares of convertible stock outstanding. The outstanding convertible stock is held by an affiliate of Lightstone.

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

The following is a summary of our cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the six months ended June 30, 2018 and 2017:

	June 30,
	2018	2017
Cash and cash equivalents	$61,402	$64,890
Restricted cash	4,344	4,886
Total cash, cash equivalents and restricted cash	$65,746	$69,776

Noncontrolling Interests

Noncontrolling interests represents the noncontrolling ownership interest’s proportionate share of the equity in our consolidated real estate investments.  Income and losses are allocated to noncontrolling interest holders based generally on their ownership percentage.   If a property reaches a defined return threshold, then it will result in distributions to noncontrolling interests which is different from the standard pro-rata allocation percentage. In certain instances, our joint venture agreements provide for liquidating distributions based on achieving certain return metrics (“promoted interest”).

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

Effective January 1, 2018, the Company adopted guidance issued by the FASB that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  The new guidance requires companies to apply a five-step model in accounting for revenue arising from contracts with customers, as well as enhance disclosures regarding revenue recognition. Lease contracts are excluded from this revenue recognition criteria; however, the sale of real estate is required to follow the new model. The Company has adopted this standard using the modified retrospective transition method. The adoption of this pronouncement had no effect on our consolidated financial statements since, with the disposal of the Courtyard Kauai Coconut Beach Hotel in August 2017, all revenues now consist of rental income from leasing arrangements, which is specifically excluded from the standard.

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

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

As of June 30, 2018 and December 31, 2017, management estimated that the carrying value of cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable, accrued and other liabilities, accrued property tax, payables to related parties, and distributions payable to noncontrolling interests were at amounts that reasonably approximated their fair value based on their highly-liquid nature and short-term maturities. The fair value of the notes payable is categorized as a Level 2 in the fair value hierarchy. The fair value was estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2018 and December 31, 2017. Carrying amounts of our notes payable and the related estimated fair value is summarized as follows:

	As of June 30, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable	$118,033	$118,266	$90,321	$91,449

6.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of June 30, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate Bonds	$15,015	$1	$(180)	$14,836

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of June 30, 2018, the Company did not recognize any impairment charges.

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

The fair values of the Company’s investments in Corporate Bonds are measured using quoted prices for these investments; however, the markets for these assets are not active. As of June 30, 2018, all of the Company’s Corporate Bonds were classified as Level 2 assets and there were no transfers between the level classifications during the six months ended June 30, 2018.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of June 30, 2018
Due in 1 year	$3,239
Due in 1 year through 5 years	8,435
Due in 5 year through 10 years	3,162
Due after 10 years	-
Total	$14,836

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

7.	Notes Payable

Notes payable consists of the following:

Property	Interest Rate	Weighted Average Interest Rate as of June 30, 2018	Maturity Date	Amount Due at Maturity	As of June 30, 2018	As of December 31, 2017

River Club and the Townhomes at River Club	LIBOR + 1.78%	3.89%	May 1, 2025	$28,419	$30,358	$-

River Club and the Townhomes at River Club		(Repaid in full on May 1, 2018)			-	23,511

Gardens Medical Pavilion	LIBOR + 1.90%	4.47%	June 28, 2021	12,300	13,000	-

Lakes of Margate	5.49% and 5.92%	5.75%	January 1, 2020	13,384	13,831	13,973

Arbors Harbor Town	3.99%	3.99%	January 1, 2019	23,632	23,894	24,153

22 Exchange	3.93%	3.93%	Due on demand	18,935	18,935	18,963

Parkside	4.45%	4.45%	June 1, 2025	15,693	18,015	-

Parkside		(Repaid in full on June 1, 2018)			-	9,721

Total notes payable		4.28%		$112,363	118,033	90,321

Less: Deferred financing costs					(1,657)	(400)

Total notes payable, net					$116,376	$89,921

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

On May 1, 2018, the Company entered into a non-recourse mortgage loan (the “River Club Mortgage”) in the amount of $30.4 million. The River Club Mortgage has a term of seven years, bears interest at Libor plus 1.78% and requires monthly interest-only payments during the first five years and interest and principal payments pursuant to a 30-year amortization schedule for the remaining two years through its stated maturity with the entire unpaid balance due upon maturity. The River Club Mortgage is cross-collateralized by the River Club and the Townhomes at River Club. At closing, approximately $23.4 million of the proceeds from the River Club Mortgage were used to repay in full the existing non-recourse mortgage loan on the River Club and Townhomes at River Club.

On June 1, 2018, the Company entered into a non-recourse mortgage loan (the “Parkside Mortgage”) in the amount of $18.0 million. The Parkside Mortgage has a term of seven years, bears interest at 4.45% and requires monthly interest and principal payments pursuant to a 30-year amortization schedule through its stated maturity with the entire unpaid balance due upon maturity. The Parkside Mortgage is collateralized by Parkside. At closing, approximately $9.6 million of the proceeds from the Parkside Mortgage were used to repay in full the existing non-recourse mortgage loan on Parkside.

On June 28, 2018, the Company entered into a non-recourse mortgage loan (the “Gardens Medical Mortgage”) in the amount of $13.0 million. The Gardens Medical Mortgage has a term of three years, bears interest at Libor plus 1.90% and requires monthly interest and principal payments through its stated maturity with the entire unpaid balance due upon maturity. The Gardens Medical Mortgage is collateralized by the Gardens Medical Pavilion.

For loans in place as of June 30, 2018, we have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the 22 Exchange notes payable.

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

The Company is accruing default interest expense on the 22 Exchange loan pursuant to the terms of its loan agreement. Default interest expense of $0.2 million and $0.5 million was accrued during the three and six months ended June 30, 2018. As a result, accrued default interest expense of $0.5 million is included in accounts payable, accrued and other liabilities on our consolidated balance sheet as of June 30, 2018. However, the Company does not expect to pay any of the accrued default interest expense as the 22 Exchange loan is non-recourse to it. Additionally, the Company believes the continued loss of excess cash flow, the expected loss of this property and the special servicer’s placement of the non-recourse mortgage indebtedness in default will not have a material impact on our consolidated results of operations or financial position.

The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of June 30, 2018.

	2018	2019	2020	2021	2022	Thereafter	Total

Principal maturities	$19,585	$24,474	$13,938	$12,748	$343	$46,945	$118,033

Less: deferred financing costs							(1,657)

Total notes payable, net							$116,376

In addition to the 22 Exchange loan, as of June 30, 2018, the Company had debt of approximately $23.9 million associated with Arbors Harbor Town maturing in the next twelve months. If we do not dispose of Arbors Harbor Town by its maturity date we expect to repay the outstanding balance with available cash or refinance all or a portion of the balance outstanding.

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

We pay our external advisor acquisition and advisory fees of 1.5% of the amount paid in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets. In addition, we pay acquisition and advisory fees of 1.5% of the funds advanced in respect of a loan investment. We incurred no acquisition and advisory fees payable to either of our external advisors for the three and six months ended June 30, 2018 and 2017 because we had no acquisitions during these periods.

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

Our external advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the external advisor or its affiliates incur that are due to third parties or related to the additional services provided by our external advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. For the three and six months ended June 30, 2018 and 2017, we incurred no acquisition expense reimbursements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

Prior to June 10, 2018 we paid our external advisor a debt financing fee of 0.5% of the amount available under any loan or line of credit made available to us and pay directly all third-party costs associated with obtaining the debt financing, on June 10, 2018 we amended the advisory management agreement with our advisor and increased the debt financing fee to 1.0% of the amount available under any loan or line of credit made available to us and pay directly all third-party costs associated with obtaining the debt financing. For the three and six months ended June 30, 2018 we incurred $0.3 million of debt financing fees and for the three and six months ended June 30, 2017 we incurred $0.2 million of debt financing fees.

We pay our external advisor a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable to us.  We incurred no development fees for the three and six months ended June 30, 2018 and 2017.

We pay our external advisor a monthly asset management fee of one-twelfth of 0.7% of the value of each asset. The value of our assets will be the value as determined in connection with the establishment and publication of an estimated net asset value (“NAV”) per share unless the asset was acquired after our publication of a NAV per share (in which case the value of the asset will be the contractual purchase price of the asset). For the three and six months ended June 30, 2018 we expensed $0.4 million and $0.8 million of asset management fees payable to our external advisor and for the three and six months ended June 30, 2017 we expensed $0.5 million and $1.0 million of asset management fees payable to each of our external advisors.

Our external advisor is responsible for paying all of the expenses it incurs associated with persons employed by the external advisor to the extent that they provide services to us for which our external advisor receives an acquisition, asset management, or debt financing fee, including wages and benefits of the applicable personnel. Instead of reimbursing our external advisor for specific expenses paid or incurred in connection with providing services to us, we pay our external advisor an administrative services fee, also referred to as an administrative services reimbursement (the “Administrative Services Fee”). The Administrative Services Fee is intended to reimburse the external advisor for all its costs associated with providing services to us. For the calendar year ending December 31, 2017, the Administrative Services Fee was up to $1.325 million annually, pro-rated for the first six months of the year and up to $1.30 million annually, pro-rated for the second six months of the year. On February 10, 2018, the advisory management agreements were extended an additional four months through June 10, 2018. For the period January 1, 2018 through June 10, 2018, the Administrative Services Fee is up to $1.3 million annually, pro-rated for the period. On June 10, 2018, the advisory management agreements were extended an additional year through June 10, 2019. For the period June 10, 2018 through June 10, 2019, the Administrative Services Fee is up to $1.29 million. The Administrative Service Fee is payable in four equal quarterly installments within 45 days of the end of each calendar quarter. In addition, under the various advisory management agreements, we are to reimburse the external advisor for certain due diligence services provided in connection with asset acquisitions and dispositions and debt financings separately from the Administrative Services Fee. We incurred and expensed $0.3 million and $0.7 million for the three and six months ended June 30, 2018, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2017, respectively, of such costs for administrative services and due diligence services.

Notwithstanding the fees and cost reimbursements payable to our external advisor pursuant to our advisory management agreement, under our charter we may not reimburse the external advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts, or other similar non-cash reserves and excluding any gain from the sale of our assets for that period unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2018, our total operating expenses (including the asset management fee) exceeded the limit on total operating expenses; however, our independent directors determined the excess expenses were justified primarily as a result of the timing of the redeployment of our cash proceeds from the sale of the Courtyard Kauai Coconut Beach Hotel.

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

We pay our property manager and affiliate of our external advisor, fees for the management, leasing, and construction supervision of our properties which is 4.0% of gross revenues of the properties managed by our property manager. We pay our property manager an oversight fee equal to 0.5% of the gross revenues of the property managed for any property for which we contract directly with a third-party property manager.  In no event will our property manager or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay our property manager directly for its services, we will pay our property manager a management fee or oversight fee, as applicable, based only on our economic interest in the property.   For the three and six months ended June 30, 2018, we incurred and expensed property management fees or oversight fees to the related-party property manager of less than $0.1 million and $0.1 million, respectively, compared to $0.1 million and $0.1 million in the same periods in 2017, respectively.

We pay our property manager a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We incurred no construction management fees for the three months ended June 30, 2018 and 2017.

As of both June 30, 2018 and December 31, 2017, we had a payable to our external advisor and its affiliates of less than $0.1 million. These balances consist of accrued fees, including asset management fees, administrative service expenses, property management fees, and other miscellaneous costs payable to our external advisor and property manager.

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

Share Redemption Program

On August 9, 2018, our board of directors approved redemptions for the second quarter of 2018 totaling 953 thousand shares with an aggregate redemption payment of approximately $7.0 million. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for a full description of the price at which we redeem shares under our share redemption program.

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

Liquidity and Capital Resources

We had unrestricted cash and cash equivalents of $61.4 million as of June 30, 2018. Our principal demands for funds going forward will be for the payment of (a) operating expenses, (b) interest and principal payments on our outstanding indebtedness, (c) share redemptions and (d) distributions, if any, authorized by our board of directors. Generally, we expect to meet cash needs for the payment of operating expenses, interest on our outstanding indebtedness and share redemptions with our cash flow from operations and to fund authorized distributions (if any) from available cash flow from operations and/or proceeds received from asset sales. To the extent that our cash flow from operations is not sufficient to cover these items, we expect to use cash generated from borrowings and selective asset sales to fund such needs.

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

We have borrowed and may continue to borrow money to acquire properties and make other investments.  Under our charter, the maximum amount of our indebtedness is limited to 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors.  In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Our policy limitation, however, does not apply to individual real estate assets.

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

Debt Financings

From time to time, we have obtained mortgage, bridge, or mezzanine loans for acquisitions and investments, as well as property development.  In the future, we may obtain new financings to acquire properties and for property renovation development and redevelopment activities or refinance our existing real estate assets, depending on multiple factors.

On May 1, 2018, we entered into a non-recourse mortgage loan (the “River Club Mortgage”) in the amount of $30.4 million. The River Club Mortgage has a term of seven years, bears interest at Libor plus 1.78% and requires monthly interest-only payments during the first five years and interest and principal payments pursuant to a 30-year amortization schedule for the remaining two years through its stated maturity with the entire unpaid balance due upon maturity. The River Club Mortgage is cross-collateralized by the River Club and the Townhomes at River Club. At closing, approximately $23.4 million of the proceeds from the River Club Mortgage were used to repay in full the existing non-recourse mortgage loan on the River Club and Townhomes at River Club.

On June 1, 2018, we entered into a non-recourse mortgage loan (the “Parkside Mortgage”) in the amount of $18.0 million. The Parkside Mortgage has a term of seven years, bears interest at 4.45% and requires monthly interest and principal payments pursuant to a 30-year amortization schedule through its stated maturity with the entire unpaid balance due upon maturity. The Parkside Mortgage is collateralized by Parkside. At closing, approximately $9.6 million of the proceeds from the Parkside Mortgage were used to repay in full the existing non-recourse mortgage loan on Parkside.

On June 28, 2018, we entered into a non-recourse mortgage loan (the “Gardens Medical Mortgage”) in the amount of $13.0 million. The Gardens Medical Mortgage has a term of three years, bears interest at Libor plus 1.90% and requires monthly interest and principal payments through its stated maturity with the entire unpaid balance due upon maturity. The Gardens Medical Mortgage is collateralized by the Gardens Medical Pavilion.

As of June 30, 2018, our outstanding notes payable were $116.4 million, net of deferred financing fees of $1.7 million, and had a weighted average interest rate of 4.3%. As of December 31, 2017, the Company had notes payable of $89.9 million, net of deferred financing fees of $0.4 million, with a weighted average interest rate of 5.0%. For loans in place as of June 30, 2018, we have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the 22 Exchange.

Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios, loan to value ratios, and liquidity.  We are currently in compliance with all of our debt covenants other than the debt associated with 22 Exchange (outstanding balance of approximately $19.0 million as of June 30, 2018) as discussed below.

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

Default interest expense of $0.2 million and $0.5 million was accrued during the three and six months ended June 30, 2018. As a result, accrued default interest expense of $0.5 million is included in accounts payable, accrued and other liabilities on our consolidated balance sheet as of June 30, 2018. However, we do not expect to pay any of the accrued default interest expense as the 22 Exchange loan is non-recourse to it. Additionally, we believe the loss of cash flow and the expected loss of this property will not have a material impact on our consolidated results of operations or financial condition.

In addition to the 22 Exchange loan, the Company has debt of $23.9 million associated with Arbors Harbor Town maturing in the next twelve months. If we do not dispose of Arbors Harbor Town by its maturity date, we expect to repay the outstanding balance with available cash or refinance all or a portion of the balance outstanding.

One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of June 30, 2018 (dollars in thousands).

Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total

Mortgage Payable	$19,585	$24,474	$13,938	$12,748	$343	$46,945	$118,033

Interest Payments	2,093	3,345	2,544	2,244	1,938	3,536	15,700

Total Contractual Obligations	$21,678	$27,819	$16,482	$14,992	$2,281	$50,481	$133,733

Results of Operations

As of June 30, 2018, we had eight real estate investments, seven of which were consolidated (one wholly owned property and six properties consolidated through investments in joint ventures) and one real estate investment which we account for under the equity method.  On November 30, 2017, we acquired the Flats at Fishers Marketplace (“Flats at Fishers” or the “2017 Acquisition”.) As of June 30, 2017, we had seven real estate investments, six of which were consolidated through investments in joint ventures.

Our results of operations for the respective periods presented reflect decreases in most categories principally resulting from our disposition of Courtyard Kauai Coconut Beach Hotel in August 2017 (the “2017 Disposition”). The effects of the 2017 Disposition are partially offset by increases resulting from the 2017 Acquisition. Properties owned by us during the entire periods presented are referred to as our “Same Store” properties.

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

Three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

The following table provides summary information about our results of operations for the three months ended June 30, 2018 and 2017 (dollars in thousands):

	Thre Months Ended				Change	Change	Change
	June 30,		Increase/	Percentage	due to	due to	due to
	2018	2017	(Decrease)	Change	Acquisitions(1)	Dispositions(2)	Same Store(3)

Rental revenues	$6,800	$6,151	$649	11.0%	$861	$-	$(212)
Hotel revenues	-	5,209	(5,209)	(100.0)%	-	(5,209)	-
Property operating expenses	2,211	1,974	237	12.0%	310	-	(73)
Hotel operating expenses	-	3,676	(3,676)	(100.0)%	-	(3,676)	-
Interest expense, net	1,362	1,773	(411)	(23.0)%	-	(489)	78
Real estate taxes	1,141	1,118	23	2.0%	144	(156)	35
Property management fees	248	363	(115)	(32.0)%	28	(130)	(13)
Asset management fees(4)	392	510	(118)	(23.0)%	-	(104)	(14)
General and administrative	978	963	15	2.0%	-	-	15
Depreciation and amortization	2,389	2,568	(179)	(7.0)%	535	(530)	(184)
Gain on sale of real estate	60	-	60	100.0%	-	60	-

 ____________________

(1)	Represents the effect on our operating results for the three months ended June 30, 2018 compared to the same period in 2017 resulting from our 2017 acquisition of the Flats at Fishers.
(2)	Represents the effect on our results for the three months ended June 30, 2018 compared to the same period in 2017 principally resulting from our 2017 disposition of the Courtyard Kauai Coconut Beach Hotel.
(3)	Represents the change for the three months ended June 30, 2018 compared to the same period in 2017 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store properties for results for the three months ended June 30, 2018 and 2017 include Gardens Medical Pavilion, River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town, 22 Exchange and Parkside.
(4)	Asset management fees payable to the Advisor are an obligation of the Company, and as such, asset management fees associated with all investments owned during the period are classified in continuing operations. Therefore, the amounts above include asset management fees associated with any property owned during a particular period, including those related to our disposed properties.

The following table reflects total rental and hotel revenues and total property and hotel operating expenses for the three months ended June 30, 2018 and 2017 for: (i) our Same Store properties (ii) the 2017 Disposition and (iii) the 2017 Acquisition (dollars in thousands):

	Three Months Ended June 30,
Description	2018	2017	Change
Revenues:
Same store	$5,939	$6,151	$(212)
Acquisition	861	-	861
Disposition	-	5,209	(5,209)
Total rental revenues	$6,800	$11,360	$(4,560)

Property and hotel operating expenses:
Same store	$1,901	$1,974	$(73)
Acquisition	310	-	310
Disposition	-	3,676	(3,676)
Total property and hotel operating expenses	$2,211	$5,650	$(3,439)

The tables below reflect occupancy and effective monthly rental rates for our operating properties owned as of June 30, 2018:

	Occupancy (%)		Effective Monthly Rent per Square Foot/Unit/Bed ($)(1)
	As of June 30,		As of June 30,
Property	2018	2017	2018	2017
Gardens Medical Pavilion	70%	75%	$2.09	$2.09	per sq. ft.
River Club and the Townhomes at River Club	97%	92%	420.33	409.50	per bed
Lakes of Margate	93%	95%	1,342.40	1,305.40	per unit
Arbors Harbor Town	91%	94%	1,265.47	1,231.39	per unit
22 Exchange	80%	88%	476.32	561.17	per bed
Parkside	92%	90%	1,173.98	1,180.25	per unit
Flats at Fishers	90%	n/a	944.10	n/a	per bed

______________________________

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

Revenues.  Rental revenues for the three months ended June 30, 2018 were $6.8 million, an increase of $0.6 million, compared to $6.2 million the same period in 2017.  Excluding the effect of our 2017 Acquisition, our rental revenues decreased by $0.2 million for our Same Store properties.

There were no hotel revenues for the three months ended June 30, 2018 as a result of the 2017 Disposition. Hotel revenues for the three months ended June 30, 2017 were $5.2 million.

Property Operating Expenses.    Property operating expenses for the three months ended June 30, 2018 were $2.2 million, an increase of $0.2 million, compared to $2.0 million for the same period in 2017. Excluding the effect of our 2017 Acquisition, our property operating expenses were relatively flat for our Same Store properties.

Hotel Operating Expenses.  There were no hotel operating expenses for the three months ended June 30, 2018 as a result of the 2017 Disposition. Hotel operating expenses for the three months ended June 30, 2017 were $3.7 million.

Interest Expense, net.   Interest expense for the three months ended June 30, 2018 was $1.4 million, a decrease of $0.4 million, compared to $1.8 million for the same period in 2017. Excluding the effect of our 2017 Disposition, our interest expense increased slightly by $0.1 million for our Same Store properties.

Real Estate Taxes.  Real estate taxes for the three months ended June 30, 2018 and 2017 was unchanged at $1.1 million as the decrease resulting from the 2017 Disposition was offset by the 2017 Acquisition.

Property Management Fees.   Property management fees, which are based on revenues, were $0.2 million for the three months ended June 30, 2018 and $0.4 million for the three months ended June 30, 2017, and are comprised of property management fees paid to unaffiliated third parties and our property manager. Excluding the effect of our 2017 Disposition and 2017 Acquisition, property management fees were relatively flat.

Asset Management Fees.   Asset management fees for the three months ended June 30, 2018 and 2017 were $0.4 million and $0.5 million, respectively, and were comprised of asset management fees paid to our external advisor and third parties with respect to our investments. We pay our external advisor or its affiliates a monthly asset management fee of one-twelfth of 0.7% of the value for each asset as determined in connection with our establishment and publication of an estimated net asset value per share. Asset management fees for the three months ended June 30, 2017 included $0.1 million related to the 2017 Disposition.

General and Administrative Expenses.   General and administrative expenses for the three months ended June 30, 2018 and 2017 was unchanged at $1.0 million, consists of audit fees, legal fees, board of directors’ fees, and other administrative expenses.

Depreciation and Amortization.   Depreciation and amortization decreased by $0.2 million during the three months ended June 30, 2018 compared to the same period in 2017. Excluding the effect of our 2017 Disposition and 2017 Acquisition, depreciation and amortization decreased slightly by $0.2 million for our Same Store properties.

Six months ended June 30, 2018 as compared to the six months ended June 30, 2018.

The following table provides summary information about our results of operations for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Six Months Ended				Change	Change	Change
	June 30,		Increase/	Percentage	due to	due to	due to
	2018	2017	(Decrease)	Change	Acquisitions(1)	Dispositions(2)	Same Store(3)

Rental revenues	$13,486	$12,223	$1,263	10.0%	$1,647	$-	$(384)
Hotel revenues	-	10,554	(10,554)	(100.0)%	-	(10,554)	-
Property operating expenses	4,652	4,061	591	15.0%	627	-	(36)
Hotel operating expenses	-	7,246	(7,246)	(100.0)%	-	(7,246)	-
Interest expense, net	2,686	3,242	(556)	(17.0)%	-	(678)	122
Real estate taxes	2,271	2,225	46	2.0%	279	(315)	82
Property management fees	494	758	(264)	(35.0)%	55	(264)	(55)
Asset management fees(4)	782	1,019	(237)	(23.0)%	-	(211)	(26)
General and administrative	1,905	1,761	144	8.0%	6	-	138
Depreciation and amortization	4,818	5,146	(328)	(6.0)%	1,064	(1,060)	(332)
Gain on sale of real estate	307	282	25	9.0%	-	25	-

_____________________

(1)	Represents the effect on our operating results for the six months ended June 30, 2018 compared to the same period in 2017 resulting from our 2017 acquisition of the Flats at Fishers.
(2)	Represents the effect on our results for the six months ended June 30, 2018 compared to the same period in 2017 principally resulting from our 2017 disposition of the Courtyard Kauai Coconut Beach Hotel.
(3)	Represents the change for the six months ended June 30, 2018 compared to the same period in 2017 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store properties for results for the six months ended June 30, 2018 and 2017 include Gardens Medical Pavilion, River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town, 22 Exchange and Parkside.
(4)	Asset management fees payable to the Advisor are an obligation of the Company, and as such, asset management fees associated with all investments owned during the period are classified in continuing operations. Therefore, the amounts above include asset management fees associated with any property owned during a particular period, including those related to our disposed properties.

The following table reflects total rental and hotel revenues and total property and hotel operating expenses for the six months ended June 30, 2018 and 2017 for: (i) our Same Store properties (ii) the 2017 Disposition and (iii) the 2017 Acquisition (dollars in thousands):

	Six Months Ended June 30,
Description	2018	2017	Change
Revenues:
Same store	$11,839	$12,223	$(384)
Acquisition	1,647	-	1,647
Disposition	-	10,554	(10,554)
Total rental revenues	$13,486	$22,777	$(9,291)

Property and hotel operating expenses:
Same store	$4,025	$4,061	$(36)
Acquisition	627	-	627
Disposition	-	7,246	(7,246)
Total property and hotel operating expenses	$4,652	$11,307	$(6,655)

The tables below reflect occupancy and effective monthly rental rates for our operating properties owned as of June 30, 2018:

	Occupancy (%)		Effective Monthly Rent per Square Foot/Unit/Bed ($)(1)
	As of June 30,		As of June 30,
Property	2018	2017	2018	2017
Gardens Medical Pavilion	70%	75%	$2.09	$2.09	per sq. ft.
River Club and the Townhomes at River Club	97%	92%	420.33	409.50	per bed
Lakes of Margate	93%	95%	1,342.40	1,305.40	per unit
Arbors Harbor Town	91%	94%	1,265.47	1,231.39	per unit
22 Exchange	80%	88%	476.32	561.17	per bed
Parkside	92%	90%	1,173.98	1,180.25	per unit
Flats at Fishers	90%	n/a	944.10	n/a	per bed

 ______________________________

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

Revenues.  Rental revenues for the six months ended June 30, 2018 were $13.5 million, an increase of $1.3 million, compared to $12.2 million the same period in 2017.  Excluding the effect of our 2017 Acquisition, our rental revenues decreased by $0.4 million for our Same Store properties.

There were no hotel revenues for the six months ended June 30, 2018 as a result of the 2017 Disposition. Hotel revenues for the six months ended June 30, 2017 were $10.6 million.

Property Operating Expenses.    Property operating expenses for the six months ended June 30, 2018 were $4.7 million, an increase of $0.6 million, compared to $4.1 million for the same period in 2017. Excluding the effect of our 2017 Acquisition, our property operating expenses were relatively flat for our Same Store properties.

Hotel Operating Expenses.  There were no hotel operating expenses for the six months ended June 30, 2018 as a result of the 2017 Disposition. Hotel operating expenses for the six months ended June 30, 2017 were $7.2 million.

Interest Expense, net.   Interest expense for the six months ended June 30, 2018 was $2.7 million, a decrease of $0.6 million, compared to $3.2 million for the same period in 2017. Excluding the effect of our 2017 Disposition, our interest expense increased slightly by $0.1 million for our Same Store properties.

Real Estate Taxes.  Real estate taxes for the six months ended June 30, 2018 was $2.3 million, a slight increase of $0.1 million, compared to $2.2 million for the same period in 2017. The increase of $0.1 million was attributable to our Same Store properties as the decrease resulting from the 2017 Disposition was offset by the 2017 Acquisition.

Property Management Fees.   Property management fees, which are based on revenues, were $0.5 million for the six months ended June 30, 2018 and $0.8 million for the six months ended June 30, 2017, and are comprised of property management fees paid to unaffiliated third parties and our property manager. Excluding the effect of our 2017 Disposition and 2017 Acquisition, property management fees were relatively flat.

Asset Management Fees.   Asset management fees for the six months ended June 30, 2018 and 2017 were $0.8 million and $1.0 million, respectively, and were comprised of asset management fees paid to our external advisor and third parties with respect to our investments. We pay our external advisor or its affiliates a monthly asset management fee of one-twelfth of 0.7% of the value for each asset as determined in connection with our establishment and publication of an estimated net asset value per share. Asset management fees for the six months ended June 30, 2017 included $0.2 million related to the 2017 Disposition.

General and Administrative Expenses.   General and administrative expenses, which increased slightly by $0.1 million during the six months ended June 30, 2018 compared to the same period in 2017, consists of audit fees, legal fees, board of directors’ fees, and other administrative expenses.

Depreciation and Amortization.   Depreciation and amortization decreased by $0.3 million during the six months ended June 30, 2018 compared to the same period in 2017. Excluding the effect of our 2017 Disposition and 2017 Acquisition, depreciation and amortization decreased by $0.3 million for our Same Store properties.

Summary of Cash Flows

Operating activities

Net cash flows provided by operating activities of $2.5 million for the six months ended June 30, 2018 consists of the following:

•	cash inflows of approximately $1.2 million from our net loss after adjustment for non-cash items; and

•	cash inflows of approximately $1.3 million associated with the net changes in operating assets and liabilities.

Investing activities

The cash used in investing activities of $16.2 million for the six months ended June 30, 2018 consists primarily of the following:

•	capital expenditures of $1.2 million; and

•	net purchases of marketable securities, available for sale of $15.0 million.

Financing activities

The net cash provided by financing activities of $22.1 million for the six months ended June 30, 2018 consists primarily of the following:

•	debt principal payments of $33.6 million;

•	net proceeds from notes payable of $60.0 million;

•	aggregate distributions to our noncontrolling interests of $3.4 million; and

•	redemptions and cancellation of common stock of $0.8 million.

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

Our calculations of FFO and MFFO are presented below (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Description	2018	2017	2018	2017
Net loss	$(1,690)	$(1,517)	$(3,495)	$(2,268)
FFO adjustments:
Depreciation and amortization of real estate assets	2,389	2,568	4,818	5,146
Gain on sale of real estate	(60)	-	(307)	(282)
Income tax expense associated with real estate sale	-	17	-	21
FFO	639	1,068	1,016	2,617
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(1)	5	-	16	-
Noncash adjustments:
Amortization of above or below market leases and liabilities(2)	(3)	3	(6)	6
Non-recurring (loss)/gain from extinguishment/sale of debt, derivatives or securities holdings(3)	(2)	-	(2)	-
Accretion of discounts and amortization of premiums on debt investments (4)	(28)	(42)	(70)	(84)
MFFO before straight-line rent	611	1,029	954	2,539
Straight-line rent(5)	(9)	(18)	(11)	(42)
MFFO - IPA recommended format(6)	$602	$1,011	$943	$2,497

Net loss	$(1,690)	$(1,517)	$(3,495)	$(2,268)
Less: income (loss) attributable to noncontrolling interests	117	(22)	90	(127)
Net loss applicable to Company's common shares	$(1,573)	$(1,539)	$(3,405)	$(2,395)
Net loss per common share, basic and diluted	$(0.06)	$(0.06)	$(0.14)	$(0.10)

FFO	$639	$1,068	$1,016	$2,617
Less: FFO attributable to noncontrolling interests	(176)	(319)	(324)	(720)
FFO attributable to Company's common shares	$463	$749	$692	$1,897
FFO per common share, basic and diluted	$0.02	$0.03	$0.03	$0.08

MFFO - IPA recommended format	$602	$1,011	$943	$2,497
Less: MFFO attributable to noncontrolling interests	(171)	(313)	(314)	(706)
MFFO attributable to company's common shares	$431	$698	$629	$1,791

Weighted average number of common shares outstanding, basic and diluted	24,515	25,026	24,561	25,098

1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
3)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

4)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
6)	Our MFFO results include certain unusual items as set forth in the table below. We believe it is helpful to our investors in understanding our operating results to both highlight them and present adjusted MFFO excluding their impact (as shown below).

	For the Three Months Ended	For the Six Months Ended
	June 30, 2018	June 30, 2018
Default interest expense(a)	$239	$476
Allocations to noncontrolling interests	(24)	(48)
Total after allocations to noncontrolling interests	$215	$428

(a)	Represents the accrual of default interest expense on our non-recourse mortgage loan collateralized by 22 Exchange. Although the lender for 22 Exchange is currently not charging us or being paid interest at the stated default rate, we have accrued interest at the default rate pursuant to the terms of the respective loan agreement. Additionally, we have had various discussions with the special servicer to restructure the terms of the non-recourse mortgage loan and do not expect to pay any of the accrued default interest.

Excluding the impact of these unusual items from our MFFO, after taking into consideration allocations to noncontrolling interests, our adjusted MFFO would have been $646 and $1,057, for the three and six months ended June 30, 2018.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  As of June 30, 2018, approximately $43.4 million, or 37%, of our debt, is a variable rate instrument (not subject to an interest rate cap or swap) and our interest expense associated with this instrument is, therefore, subject to changes in market interest rates. A 1% adverse movement (increase in Libor or Prime rate) would increase annual interest expense by approximately $0.4 million

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of June 30, 2018, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control-New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of June 30, 2018, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Any redemption requests are honored pro rata among all requests received based on funds available and are not honored on a first come, first served basis. During the quarter ended June 30, 2018, our board of directors approved all Ordinary Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 39,763 shares redeemed for approximately $0.2 million (approximately $5.17 per share). During the quarter ended June 30, 2018, our board of directors redeemed all Exceptional Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 7,704 shares redeemed for $44,689 (approximately $5.80 per share). All redemptions were funded with cash on hand.

During the quarter ended June 30, 2018, we redeemed shares as follows (including both Ordinary Redemptions and Exceptional Redemptions):

2018	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
April	—	—	—
May	47,467	$5.27	47,467		(1)
June	—	—	—
	47,467	$5.27	47,467

_______________________________

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE
INVESTMENT TRUST V, INC.

Dated: August 14, 2018	By:	/s/ Mitchell C. Hochberg
Mitchell C. Hochberg
Chief Executive Officer
Principal Financial Officer

Index to Exhibit Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 14, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed or furnished herewith
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

