Form 10-Q
period 2018-09-30
Lightstone Value Plus Real Estate Investment Trust V, Inc.
filed 2018-11-14
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 1, 2018, the Registrant had approximately 23.5 million shares of common stock outstanding.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST V, INC.

PART I

FINANCIAL INFORMATION

Item 1.             Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Investment property:
Land and improvements	$40,526	$40,354
Building and improvements	158,889	157,073
Furniture, fixtures and equipment	6,239	5,812
Gross investment property	205,654	203,239
Less accumulated depreciation	(44,990)	(38,373)
Net investment property	160,664	164,866

Investment in unconsolidated joint venture	10,944	10,944
Cash and cash equivalents	52,368	52,147
Marketable securities, available for sale	14,888	-
Restricted cash	4,387	5,213
Prepaid expenses and other assets	4,266	2,994
Total Assets	$247,517	$236,164

Liabilities and Stockholders' Equity
Notes payable, net	$116,166	$89,921
Accounts payable, accrued and other liabilities	4,902	4,150
Payables to related parties	68	33
Distributions payable to noncontrolling interests	-	27
Accrued property tax	3,840	2,398
Total liabilities	124,976	96,529

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none issued and outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 23,535,706 and 24,646,494 shares issued and outstanding, respectively	2	2
Additional paid-in-capital	217,065	224,923
Accumulated other comprehensive loss	(199)	(27)
Accumulated deficit	(95,503)	(90,108)
Total Company stockholders' equity	121,365	134,790
Noncontrolling interests	1,176	4,845
Total Stockholder's Equity	122,541	139,635

Total Liabilities and Stockholders' Equity	$247,517	$236,164

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(dollars and shares in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues
Rental revenues	$6,785	$6,122	$20,271	$18,345
Hotel revenues	-	2,653	-	13,207
Total revenues	6,785	8,775	20,271	31,552
Expenses
Property operating expenses	2,804	2,697	7,448	6,758
Hotel operating expenses	-	1,921	-	9,167
Interest expense, net	1,625	1,601	4,311	4,843
Real estate taxes	1,111	1,090	3,382	3,315
Property management fees	271	285	765	1,043
Asset management fees	395	426	1,177	1,445
General and administrative	887	863	2,800	2,624
Depreciation and amortization	2,366	2,353	7,184	7,499
Total expenses	9,459	11,236	27,067	36,694
Interest income, net	209	73	513	200
Other income (expense)	3	(3)	19	-
Loss before gain on sale of real estate and other assets	(2,462)	(2,391)	(6,264)	(4,942)
Gain on sale of real estate and other assets	312	21,336	619	21,619
Income tax benefit	-	1,592	-	1,592
Net (loss) income	(2,150)	20,537	(5,645)	18,269
Net loss (income) attributable to noncontrolling interests	160	(4,430)	250	(4,557)
Net (loss) income attributable to the Company's shares	$(1,990)	$16,107	$(5,395)	$13,712
Weighted average shares outstanding:
Basic and diluted	24,101	24,899	24,407	25,031
Basic and diluted (loss) income per share	$(0.08)	$0.65	$(0.22)	$0.55
Comprehensive (loss) income:
Net (loss) income	$(2,150)	$20,537	$(5,645)	$18,269
Other comprehensive income (loss):
Holding gain (loss) on marketable securities, available for sale	7	-	(172)	-
Foreign currency translation (loss) gain	(1)	212	-	499
Total other comprehensive income (loss)	6	212	(172)	499
Comprehensive (loss) income	(2,144)	20,749	(5,817)	18,768
Comprehensive loss (income) attributable to noncontrolling interests	160	(4,430)	250	(4,557)
Comprehensive (loss) income attributable to the Company's shares	$(1,984)	$16,319	$(5,567)	$14,211

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statement of Stockholders’ Equity

(dollars and shares in thousands)

(Unaudited)

					Additional	Accumulated Other			Total
	Convertible Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interests	Equity

BALANCE, December 31, 2017	1	$-	24,647	$2	$224,923	$(27)	$(90,108)	$4,845	$139,635

Net loss	-	-	-	-	-	-	(5,395)	(250)	(5,645)
Distributions to noncontrolling interest holders	-	-	-	-	-	-	-	(3,419)	(3,419)
Redemption and cancellation of shares	-	-	(1,111)	-	(7,858)	-	-	-	(7,858)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	-	-	(172)	-	-	(172)

BALANCE, September 30, 2018	1	$-	23,536	$2	$217,065	$(199)	$(95,503)	$1,176	$122,541

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,645)	$18,269
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,184	7,499
Amortization of deferred financing fees	270	420
Gain on sale of real estate	(619)	(21,619)
Other non-cash adjustments	43	47
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(1,878)	(253)
Increase in accounts payable, accrued property tax and accrued and other liabilities	2,670	498
Increase/(decrease) in payables to related parties	35	(300)
Net cash provided by operating activities	2,060	4,561

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of real estate and furniture, fixtures, and equipment	(2,347)	(1,533)
Net proceeds from sale of real estate and other assets	-	24,060
Purchase of marketable securities	(15,835)	-
Proceeds from sale of marketable securities	775	-
Net cash (used in) provided by investing activities	(17,407)	22,527

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(33,898)	(39,601)
Proceeds from notes payable	61,374	36,000
Financing costs	(1,430)	(1,465)
Redemptions of common stock	(7,858)	(2,386)
Contributions from noncontrolling interest holders	-	30
Distributions to noncontrolling interest holders	(3,446)	(5,470)
Net cash provided by (used in) financing activities	14,742	(12,892)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	-	499
Net change in cash, cash equivalents and restricted cash	(605)	14,695
Cash, cash equivalents and restricted cash, beginning of year	57,360	73,212
Cash, cash equivalents and restricted cash, end of period	$56,755	$87,907

Supplemental cash flow information for the periods indicated is as follows:

Cash paid for interest	$3,548	$5,000
Capital expenditures for real estate in accrued liabilities and accounts payable	$139	$47
Accrued distributions to noncontrolling interest	$-	$18
Holding loss on marketable securities, available for sale	$172	$-
Debt assumed by buyer in connection with disposition of investment property	$-	$36,000

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

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  We have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily.  We have purchased existing, income-producing properties, and newly-constructed properties. We have also invested in other real estate-related investments such as mortgage and mezzanine loans. We intend to hold the various real properties in which we have invested until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. As of September 30, 2018, we had eight real estate investments, seven of which were consolidated (one wholly owned property and six properties consolidated through investments in joint ventures) and one real estate investment which we account for under the equity method.

Substantially all of our business is conducted through Lightstone REIT V OP LP, which was previously named Behringer Harvard Opportunity OP II LP prior to November 1, 2017, a limited partnership organized in Delaware (the “Operating Partnership”).  As of September 30, 2018, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner.  As of September 30, 2018, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

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

Organization

In connection with our initial capitalization, we issued 22.5 thousand shares of our common stock and 1.0 thousand shares of our convertible stock to Behringer on January 19, 2007.  Behringer transferred its shares of convertible stock to one of its affiliates on April 2, 2010. Behringer's affiliate transferred its shares of convertible stock to an affiliate of Lightstone on February 10, 2017. As of September 30, 2018, we had 23.5 million shares of common stock outstanding and 1.0 thousand shares of convertible stock outstanding. The outstanding convertible stock is held by an affiliate of Lightstone.

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

The following is a summary of our cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the nine months ended September 30, 2018 and 2017:

	September 30,
	2018	2017
Cash and cash equivalents	$52,368	$53,228
Restricted cash	4,387	34,679
Total cash, cash equivalents and restricted cash	$56,755	$87,907

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2018, the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that that requires companies to measure investments in equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income, using a modified-retrospective transition method. Since the Company had no investments in equity securities, except those accounted for under the equity method prior to January 1, 2018, the adoption of this standard had no effect on its consolidated financial statements when adopted.

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

New Accounting Pronouncements

In August 2018, the SEC adopted the final rule amending certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded. In addition, the amendments expand the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The rule was effective on November 5, 2018 and will be effective for the quarter that begins after the effective date.  Since the Company already includes a year to date consolidated statement of stockholders’ equity in our interim financial statement filings, the adoption of this guidance will result in the inclusion of a quarter to date consolidated statement of stockholders equity in our second and third quarter interim financial statement filings and the inclusion of corresponding prior periods statement of stockholders’ equity for all periods presented.

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

In February 2016, the FASB issued an accounting standards update which supersedes the existing lease accounting model, and modifies both lessee and lessor accounting. The new guidance will require lessees to recognize a liability to make lease payments and a right-of-use asset, initially measured at the present value of lease payments, for both operating and financing leases, with classification affecting the pattern of expense recognition in the statement of operations. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. The standard offers several practical expedients for transition and certain expedients specific to lessees or lessors. Both lessees and lessors are permitted to make an election to apply a package of practical expedients available for implementation under the standard. The Company intends to apply the package of practical expedients and certain other transition expedients. For transition, the Company intends to recognize all effects of transition in the beginning of the adoption reporting period on January 1, 2019. We expect that the adoption of this standard will result in the recognition of right-of-use assets and related lease liability accounts on the consolidated balance sheet but is not expected to have a material effect on our consolidated financial position or our results of operations, however, the ultimate impact of adopting this standard will depend on the Company’s lease portfolio as of the adoption date.

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

As of September 30, 2018 and December 31, 2017, management estimated that the carrying value of cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable, accrued and other liabilities, accrued property tax, payables to related parties, and distributions payable to noncontrolling interests were at amounts that reasonably approximated their fair value based on their highly-liquid nature and short-term maturities. The fair value of the notes payable is categorized as a Level 2 in the fair value hierarchy. The fair value was estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2018 and December 31, 2017. Carrying amounts of our notes payable and the related estimated fair value is summarized as follows:

	As of September 30, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable	$117,726	$118,075	$90,321	$91,449

6.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of September 30, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate Bonds	$15,060	$2	$(174)	$14,888

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of September 30, 2018, the Company did not recognize any impairment charges.

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

The fair values of the Company’s investments in Corporate Bonds are measured using quoted prices for these investments; however, the markets for these assets are not active. As of September 30, 2018, all of the Company’s Corporate Bonds were classified as Level 2 assets and there were no transfers between the level classifications during the nine months ended September 30, 2018.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of September 30, 2018
Due in 1 year	$2,844
Due in 1 year through 5 years	9,296
Due in 5 years through 10 years	2,748
Due after 10 years	-
Total	$14,888

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

7.	Notes Payable

Notes payable consists of the following:

Property	Interest Rate	Weighted Average Interest Rate as of September 30, 2018	Maturity Date	Amount Due at Maturity	As of September 30, 2018	As of December 31, 2017

River Club and the Townhomes at River Club	LIBOR + 1.78%	4.06%	May 1, 2025	$28,419	$30,359	$-

River Club and the Townhomes at River Club		(Repaid in full on May 1, 2018)			-	23,511

Gardens Medical Pavilion	LIBOR + 1.90%	3.24%	June 1, 2021	12,300	12,960	-

Lakes of Margate	5.49% and 5.92%	5.75%	January 1, 2020	13,384	13,760	13,973

Arbors Harbor Town	3.99%	3.99%	January 1, 2019	23,632	23,765	24,153

22 Exchange	3.93%	8.93%	Due on demand	18,935	18,935	18,963

Parkside	4.45%	4.45%	June 1, 2025	15,782	17,947	-

Parkside		(Repaid in full on June 1, 2018)			-	9,721

Total notes payable		4.99%		$112,452	117,726	90,321

Less: Deferred financing costs					(1,560)	(400)

Total notes payable, net					$116,166	$89,921

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

On June 1, 2018, the Company entered into a non-recourse mortgage loan (the “Parkside Mortgage”) in the amount of $18.0 million. The Parkside Mortgage has a term of seven years, bears interest at 4.45% and requires monthly interest and principal payments pursuant to a 30-year amortization schedule through its stated maturity with the entire unpaid balance due upon maturity. The Parkside Mortgage is collateralized by the Parkside Apartments (“Parkside”). At closing, approximately $9.6 million of the proceeds from the Parkside Mortgage were used to repay in full the existing non-recourse mortgage loan on the Parkside.

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

We are subject to various customary financial covenants, including maintaining minimum debt service coverage ratios, loan to value ratios and liquidity. We did not meet the debt service coverage requirements for our 22 Exchange loan for all of the quarterly periods in 2017 and as a result, the lender elected to sweep the cash from operations beginning in January 2018. Additionally, the cash flow from operations was not sufficient to fully pay the scheduled monthly debt service due on January 5, 2018, which constituted an event of default, and therefore the 22 Exchange loan which was scheduled to mature in May 2023 became due on demand. We received notice on January 9, 2018 that the 22 Exchange loan had been transferred to a special servicer effective immediately. Subsequently, the special servicer placed the property in receivership and has commenced foreclosure proceedings.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

The Company is accruing default interest expense on the 22 Exchange loan pursuant to the terms of its loan agreement. Default interest expense of $0.2 million and $0.7 million was accrued during the three and nine months ended September 30, 2018. As a result, accrued default interest expense of $0.7 million is included in accounts payable, accrued and other liabilities on our consolidated balance sheet as of September 30, 2018. However, the Company does not expect to pay any of the accrued default interest expense as the 22 Exchange loan is non-recourse to it. Additionally, the Company believes the continued loss of excess cash flow, the expected loss of this property and the special servicer’s placement of the non-recourse mortgage indebtedness in default will not have a material impact on our consolidated results of operations or financial position.

The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of September 30, 2018.

	2018	2019	2020	2021	2022	Thereafter	Total
Principal maturities	$19,272	$24,463	$13,924	$12,735	$330	$47,002	$117,726

Less: deferred financing costs							(1,560)

Total notes payable, net							$116,166

Besides the 22 Exchange loan, as of September 30, 2018, the Company’s only other debt maturing over the next twelve months is debt of approximately $23.8 million associated with Arbors Harbor Town, which matures in January 2019. We currently expect to refinance or repay in full with available cash this debt on or before its maturity date.

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

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

We pay our external advisor acquisition and advisory fees of 1.5% of the amount paid in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets. In addition, we pay acquisition and advisory fees of 1.5% of the funds advanced in respect of a loan investment. We incurred no acquisition and advisory fees payable to either of our external advisors for the three and nine months ended September 30, 2018 and 2017 because we had no acquisitions during these periods.

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

Our external advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the external advisor or its affiliates incur that are due to third parties or related to the additional services provided by our external advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. For the three and nine months ended September 30, 2018 and 2017, we incurred no acquisition expense reimbursements.

Prior to June 10, 2018 we paid our external advisor a debt financing fee of 0.5% of the amount available under any loan or line of credit made available to us on June 10, 2018 we amended the advisory management agreement with our advisor and increased the debt financing fee to 1.0% of the amount available under any loan or line of credit made available to us. For the nine months ended September 30, 2018 and 2017, we incurred $0.3 million and $0.2 million, respectively, of debt financing fees. No debt financing fees were incurred for the three months ended September 30, 2018 and 2017.

We pay our external advisor a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable to us.  We incurred no development fees for the three and nine months ended September 30, 2018 and 2017.

We pay our external advisor a monthly asset management fee of one-twelfth of 0.7% of the value of each asset. The value of our assets will be the value as determined in connection with the establishment and publication of an estimated net asset value (“NAV”) per share unless the asset was acquired after our publication of a NAV per share (in which case the value of the asset will be the contractual purchase price of the asset). For the three and nine months ended September 30, 2018 we expensed $0.4 million and $1.2 million of asset management fees payable to our external advisor and for the three and nine months ended September 30, 2017 we expensed $0.4 million and $1.4 million of asset management fees payable to each of our external advisors.

Our external advisor is responsible for paying all of the expenses it incurs associated with persons employed by the external advisor to the extent that they provide services to us for which our external advisor receives an acquisition, asset management, or debt financing fee, including wages and benefits of the applicable personnel. Instead of reimbursing our external advisor for specific expenses paid or incurred in connection with providing services to us, we pay our external advisor an administrative services fee, also referred to as an administrative services reimbursement (the “Administrative Services Fee”). The Administrative Services Fee is intended to reimburse the external advisor for all its costs associated with providing services to us. For the calendar year ending December 31, 2017, the Administrative Services Fee was up to $1.325 million annually, pro-rated for the first six months of the year and up to $1.30 million annually, pro-rated for the second six months of the year. On February 10, 2018, the advisory management agreements were extended an additional four months through June 10, 2018. For the period January 1, 2018 through June 10, 2018, the Administrative Services Fee is up to $1.3 million annually, pro-rated for the period. On June 10, 2018, the advisory management agreements were extended an additional year through June 10, 2019. For the period June 10, 2018 through June 10, 2019, the Administrative Services Fee is up to $1.29 million. The Administrative Service Fee is payable in four equal quarterly installments within 45 days of the end of each calendar quarter. In addition, under the various advisory management agreements, we are to reimburse the external advisor for certain due diligence services provided in connection with asset acquisitions and dispositions and debt financings separately from the Administrative Services Fee. We incurred and expensed $0.3 million and $1.0 million for the three and nine months ended September 30, 2018, respectively, and $0.5 million and $1.2 million for the three and nine months ended September 30, 2017, respectively, of such costs for administrative services and due diligence services.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

Notwithstanding the fees and cost reimbursements payable to our external advisor pursuant to our advisory management agreement, under our charter we may not reimburse the external advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts, or other similar non-cash reserves and excluding any gain from the sale of our assets for that period unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2018, our total operating expenses (including the asset management fee) exceeded the limit on total operating expenses; however, our independent directors determined the excess expenses were justified primarily as a result of the timing of the redeployment of our cash proceeds from asset sales and financings.

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

We pay our property manager and affiliate of our external advisor, fees for the management, leasing, and construction supervision of our properties which is 4.0% of gross revenues of the properties managed by our property manager. We pay our property manager an oversight fee equal to 0.5% of the gross revenues of the property managed for any property for which we contract directly with a third-party property manager.  In no event will our property manager or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay our property manager directly for its services, we will pay our property manager a management fee or oversight fee, as applicable, based only on our economic interest in the property.   For the three and nine months ended September 30, 2018, we incurred and expensed property management fees or oversight fees to the related-party property manager of less than $0.1 million and $0.1 million, respectively, compared to $0.1 million and $0.1 million in the same periods in 2017, respectively.

We pay our property manager a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We incurred no construction management fees for the three months ended September 30, 2018 and 2017.

As of both September 30, 2018 and December 31, 2017, we had a payable to our external advisor and its affiliates of less than $0.1 million. These balances consist of accrued fees, including asset management fees, administrative service expenses, property management fees, and other miscellaneous costs payable to our external advisor and property manager.

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

Share Redemption Program

On November 9, 2018, our board of directors approved redemptions for the third quarter of 2018 totaling 104,299 with an aggregate redemption payment of approximately $0.8 million. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for a full description of the price at which we redeem shares under our share redemption program.

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

Liquidity and Capital Resources

We had unrestricted cash and cash equivalents of $52.4 million as of September 30, 2018. Our principal demands for funds going forward will be for the payment of (a) operating expenses, (b) interest and principal payments on our outstanding indebtedness, (c) share redemptions and (d) distributions, if any, authorized by our board of directors. Generally, we expect to meet cash needs for the payment of operating expenses, interest on our outstanding indebtedness and share redemptions with our cash flow from operations and to fund authorized distributions (if any) from available cash flow from operations and/or proceeds received from asset sales. To the extent that our cash flow from operations is not sufficient to cover these items, we expect to use cash generated from borrowings and selective asset sales to fund such needs.

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

As of September 30, 2018, our outstanding notes payable were $116.2 million, net of deferred financing fees of $1.6 million, and had a weighted average interest rate of 5.0%. As of December 31, 2017, the Company had notes payable of $89.9 million, net of deferred financing fees of $0.4 million, with a weighted average interest rate of 5.0%. For loans in place as of September 30, 2018, we have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts as set forth in the guaranties in favor of the unaffiliated lenders with respect to the 22 Exchange.

Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios, loan to value ratios, and liquidity.  We are currently in compliance with all of our debt covenants other than the debt associated with 22 Exchange (outstanding balance of approximately $18.9 million as of September 30, 2018) as discussed below.

We did not meet the debt service coverage requirements for our 22 Exchange loan for all of the quarterly periods in 2017 and, as a result, the lender elected to sweep the cash from operations beginning in January 2018. Additionally, the cash from operations was not sufficient to fully pay the scheduled monthly debt service due on January 5, 2018, which constituted an event of default, and therefore the 22 Exchange loan which was scheduled to mature in May 2023 became due on demand. We received notice on January 9, 2018 that the 22 Exchange loan had been transferred to a special servicer effective immediately. Subsequently, the special servicer placed the property in receivership and has commenced foreclosure proceedings.

Default interest expense of $0.2 million and $0.7 million was accrued during the three and nine months ended September 30, 2018. As a result, accrued default interest expense of $0.7 million is included in accounts payable, accrued and other liabilities on our consolidated balance sheet as of September 30, 2018. However, we do not expect to pay any of the accrued default interest expense as the 22 Exchange loan is non-recourse to it. Additionally, we believe the loss of cash flow and the expected loss of this property will not have a material impact on our consolidated results of operations or financial condition.

Besides the 22 Exchange loan, as of September 30, 2018, our only other debt maturing over the next twelve months is debt of approximately $23.8 million associated with Arbors Harbor Town, which matures in January 2019. We currently expect to refinance or repay in full with available cash this debt on or before its maturity date.

One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of September 30, 2018 (dollars in thousands).

Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total
Mortgage Payable	$19,272	$24,463	$13,924	$12,735	$330	$47,002	$117,726
Interest Payments	1,080	3,429	2,630	2,318	2,001	4,753	16,211

Total Contractual Obligations	$20,352	$27,892	$16,554	$15,053	$2,331	$51,755	$133,937

Results of Operations

As of September 30, 2018, we had eight real estate investments, seven of which were consolidated (one wholly owned property and six properties consolidated through investments in joint ventures) and one real estate investment which we account for under the equity method.  On November 30, 2017, we acquired the Flats at Fishers Marketplace (“Flats at Fishers” or the “2017 Acquisition”.) As of September 30, 2017, we had seven real estate investments, six of which were consolidated through investments in joint ventures and one real estate investment which we account for under the equity method.

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

Three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

The following table provides summary information about our results of operations for the three months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended				Change	Change	Change
	September 30,		Increase/	Percentage	due to	due to	due to
	2018	2017	(Decrease)	Change	Acquisitions(1)	Dispositions(2)	Same Store(3)

Rental revenues	$6,785	$6,122	$663	11.0%	$1,017	$-	$(354)
Hotel revenues	-	2,653	(2,653)	(100.0)%	-	(2,653)	-
Property operating expenses	2,804	2,697	107	4.0%	283	-	(176)
Hotel operating expenses	-	1,921	(1,921)	(100.0)%	-	(1,921)	-
Interest expense, net	1,625	1,601	24	1.0%	-	(312)	336
Real estate taxes	1,111	1,090	21	2.0%	143	(65)	(57)
Property management fees	271	285	(14)	(5.0)%	46	(67)	7
Asset management fees(4)	395	426	(31)	(7.0)%	-	(54)	23
General and administrative	887	863	24	3.0%	-	-	24
Depreciation and amortization	2,366	2,353	13	1.0%	543	(176)	(354)
Gain on sale of real estate	312	21,336	(21,024)	(99.0)%	-	(21,024)	-

(1)	Represents the effect on our operating results for the three months ended September 30, 2018 compared to the same period in 2017 resulting from our 2017 acquisition of the Flats at Fishers.
(2)	Represents the effect on our results for the three months ended September 30, 2018 compared to the same period in 2017 principally resulting from our 2017 disposition of the Courtyard Kauai Coconut Beach Hotel.
(3)	Represents the change for the three months ended September 30, 2018 compared to the same period in 2017 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store properties for results for the three months ended September 30, 2018 and 2017 include Gardens Medical Pavilion, River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town, 22 Exchange and Parkside.
(4)	Asset management fees payable to the Advisor are an obligation of the Company, and as such, asset management fees associated with all investments owned during the period are classified in continuing operations. Therefore, the amounts above include asset management fees associated with any property owned during a particular period, including those related to our disposed properties.

The following table reflects total rental and hotel revenues and total property and hotel operating expenses for the three months ended September 30, 2018 and 2017 for: (i) our Same Store properties (ii) the 2017 Disposition and (iii) the 2017 Acquisition (dollars in thousands):

	Three Months Ended September 30,
Description	2018	2017	Change
Revenues:
Same store	$5,768	$6,122	$(354)
Acquisition	1,017	-	1,017
Disposition	-	2,653	(2,653)
Total rental revenues	$6,785	$8,775	$(1,990)

Property and hotel operating expenses:
Same store	$2,521	$2,697	$(176)
Acquisition	283	-	283
Disposition	-	1,921	(1,921)
Total property and hotel operating expenses	$2,804	$4,618	$(1,814)

The tables below reflect occupancy and effective monthly rental rates for our operating properties owned as of September 30, 2018:

	Occupancy (%)		Effective Monthly Rent per Square Foot/Unit/Bed ($)(1)
	As of September 30,		As of September 30,
Property	2018	2017	2018	2017
Gardens Medical Pavilion	71%	74%	$2.14	$2.26	per sq. ft.
River Club and the Townhomes at River Club	98%	96%	451.73	413.91	per bed
Lakes of Margate	95%	89%	1,340.16	1,283.22	per unit
Arbors Harbor Town	97%	94%	1,262.49	1,241.43	per unit
22 Exchange	49%	80%	319.81	571.49	per bed
Parkside	90%	95%	1,155.12	1,143.29	per unit
Flats at Fishers	93%	n/a	1,062.78	n/a	per bed

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

Revenues.  Rental revenues for the three months ended September 30, 2018 were $6.8 million, an increase of $0.7 million, compared to $6.1 million for the same period in 2017.  Excluding the effect of our 2017 Acquisition, our rental revenues decreased by $0.4 million for our Same Store properties and is primarily attributable to 22 Exchange.

There were no hotel revenues for the three months ended September 30, 2018 as a result of the 2017 Disposition. Hotel revenues for the three months ended September 30, 2017 were $2.7 million.

Property Operating Expenses.    Property operating expenses for the three months ended September 30, 2018 were $2.8 million, an increase of $0.1 million, compared to $2.7 million for the same period in 2017. Excluding the effect of our 2017 Acquisition, our property operating expenses decreased by $0.2 million for our Same Store properties.

Hotel Operating Expenses.  There were no hotel operating expenses for the three months ended September 30, 2018 as a result of the 2017 Disposition. Hotel operating expenses for the three months ended September 30, 2017 were $1.9 million.

Interest Expense, net.   Interest expense for the three months ended September 30, 2018 and 2017 was unchanged at $1.6 million as the decrease resulting from the 2017 Disposition was offset by increases for our Same Store properties. Interest expense for our Same Store properties for the 2018 period reflects approximately $0.2 million of default interest accrued but not paid on the nonrecourse debt associated with 22 Exchange.

Real Estate Taxes.  Real estate taxes for the three months ended September 30, 2018 and 2017 was unchanged at $1.1 million as the decrease resulting from the 2017 Disposition was offset by the 2017 Acquisition.

Property Management Fees.   Property management fees, which are based on revenues, were $0.3 million for both the three months ended September 30, 2018 and 2017 and are comprised of property management fees paid to unaffiliated third parties and our property manager. Excluding the effect of our 2017 Disposition and 2017 Acquisition, property management fees were relatively flat.

Asset Management Fees.   Asset management fees for both the three months ended September 30, 2018 and 2017 were $0.4 million and were comprised of asset management fees paid to our external advisor and third parties with respect to our investments. We pay our external advisor or its affiliates a monthly asset management fee of one-twelfth of 0.7% of the value for each asset as determined in connection with our establishment and publication of our estimated net asset value per share. Asset management fees for the three months ended September 30, 2017 included $0.1 million related to the 2017 Disposition.

General and Administrative Expenses.   General and administrative expenses for the three months ended September 30, 2018 and 2017 was unchanged at $0.9 million, and primarily consists of audit fees, legal fees, board of directors’ fees, and other administrative expenses.

Depreciation and Amortization.   Depreciation and amortization expense for the three months ended September 30, 2018 and 2017 was unchanged at $2.4 million. Excluding the effect of our 2017 Disposition and 2017 Acquisition, depreciation and amortization decreased slightly by $0.4 million for our Same Store properties.

Gain on Sale of Real Estate and Other Assets.   We recognized the remaining $0.3 million gain related to escrow reimbursements received from the Lakewood Flats outstanding insurance claim during the three months ended September 30, 2018. On August 15, 2017, we sold the Courtyard Kauai Coconut Beach Hotel for a contractual sales price of approximately $62.0 million, resulting in a third quarter gain on sale of real estate of $20.9 million. Additionally, we recognized a $0.4 million gain on sale of real estate during the nine months ended September 30, 2017 related to escrow reimbursements received from the Lakewood Flats outstanding insurance claim. On August 16, 2016, we sold Lakewood Flats for a contractual sales price of approximately $68.8 million, resulting in a third quarter gain on sale of real estate of approximately $11.5 million and a deferred gain of approximately $1.2 million. The deferred gain represented the amount of monies held in escrow to be reimbursed upon completion of the property’s outstanding insurance claim. There was no remaining deferred gain escrow balance as of September 30, 2018.

Nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

The following table provides summary information about our results of operations for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Nine Months Ended				Change	Change	Change
	September 30,		Increase/	Percentage	due to	due to	due to
	2018	2017	(Decrease)	Change	Acquisitions(1)	Dispositions(2)	Same Store(3)

Rental revenues	$20,271	$18,345	$1,926	10.0%	$2,664	$-	$(738)
Hotel revenues	-	13,207	(13,207)	(100.0)%	-	(13,207)	-
Property operating expenses	7,448	6,758	690	10.0%	910	-	(220)
Hotel operating expenses	-	9,167	(9,167)	(100.0)%	-	(9,167)	-
Interest expense, net	4,311	4,843	(532)	(11.0)%	-	(990)	458
Real estate taxes	3,382	3,315	67	2.0%	422	(380)	25
Property management fees	765	1,043	(278)	(27.0)%	101	(331)	(48)
Asset management fees(4)	1,177	1,445	(268)	(19.0)%	-	(265)	(3)
General and administrative	2,800	2,624	176	7.0%	6	-	170
Depreciation and amortization	7,184	7,499	(315)	(4.0)%	1,607	(1,236)	(686)
Gain on sale of real estate	619	21,619	(21,000)	(97.0)%	-	(21,000)	-

(1)	Represents the effect on our operating results for the nine months ended September 30, 2018 compared to the same period in 2017 resulting from our 2017 acquisition of the Flats at Fishers.
(2)	Represents the effect on our results for the nine months ended September 30, 2018 compared to the same period in 2017 principally resulting from our 2017 disposition of the Courtyard Kauai Coconut Beach Hotel.
(3)	Represents the change for the nine months ended September 30, 2018 compared to the same period in 2017 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store properties for results for the nine months ended September 30, 2018 and 2017 include Gardens Medical Pavilion, River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town, 22 Exchange and Parkside.
(4)	Asset management fees payable to the Advisor are an obligation of the Company, and as such, asset management fees associated with all investments owned during the period are classified in continuing operations. Therefore, the amounts above include asset management fees associated with any property owned during a particular period, including those related to our disposed properties.

The following table reflects total rental and hotel revenues and total property and hotel operating expenses for the nine months ended September 30, 2018 and 2017 for: (i) our Same Store properties (ii) the 2017 Disposition and (iii) the 2017 Acquisition (dollars in thousands):

	Nine Months Ended September 30,
Description	2018	2017	Change
Revenues:
Same store	$17,607	$18,345	$(738)
Acquisition	2,664	-	2,664
Disposition	-	13,207	(13,207)
Total rental revenues	$20,271	$31,552	$(11,281)

Property and hotel operating expenses:
Same store	$6,546	$6,758	$(212)
Acquisition	910	-	910
Disposition	-	9,167	(9,167)
Total property and hotel operating expenses	$7,456	$15,925	$(8,469)

The tables below reflect occupancy and effective monthly rental rates for our operating properties owned as of September 30, 2018:

	Occupancy (%)		Effective Monthly Rent per Square Foot/Unit/Bed ($)(1)
	As of September 30,		As of September 30,
Property	2018	2017	2018	2017
Gardens Medical Pavilion	71%	74%	$2.14	$2.26	per sq. ft.
River Club and the Townhomes at River Club	98%	96%	451.73	413.91	per bed
Lakes of Margate	95%	89%	1,340.16	1,283.22	per unit
Arbors Harbor Town	97%	94%	1,262.49	1,241.43	per unit
22 Exchange	49%	80%	319.81	571.49	per bed
Parkside	90%	95%	1,155.12	1,143.29	per unit
Flats at Fishers	93%	n/a	1,062.78	n/a	per bed

(2)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

Revenues.  Rental revenues for the nine months ended September 30, 2018 were $20.3 million, an increase of $1.9 million, compared to $18.3 million for the same period in 2017.  Excluding the effect of our 2017 Acquisition, our rental revenues decreased by $0.7 million for our Same Store properties, which was primarily attributable to 22 Exchange.

There were no hotel revenues for the nine months ended September 30, 2018 as a result of the 2017 Disposition. Hotel revenues for the nine months ended September 30, 2017 were $13.2 million.

Property Operating Expenses.    Property operating expenses for the nine months ended September 30, 2018 were $7.5 million, an increase of $0.7 million, compared to $6.8 million for the same period in 2017. Excluding the effect of our 2017 Acquisition, our property operating expenses decreased by $0.2 million for our Same Store properties.

Hotel Operating Expenses.  There were no hotel operating expenses for the nine months ended September 30, 2018 as a result of the 2017 Disposition. Hotel operating expenses for the nine months ended September 30, 2017 were $9.2 million.

Interest Expense, net.   Interest expense for the nine months ended September 30, 2018 was $4.3 million, a decrease of $0.5 million, compared to $4.8 million for the same period in 2017. Excluding the effect of our 2017 Disposition, our interest expense increased by $0.5 million for our Same Store properties, which reflects approximately $0.7 million of default interest accrued but not paid on the nonrecourse debt associated with 22 Exchange.

Real Estate Taxes.  Real estate taxes for the nine months ended September 30, 2018 was $3.4 million, a slight increase of $0.1 million, compared to $3.3 million for the same period in 2017. The increase of $0.1 million was attributable to our Same Store properties as the decrease resulting from the 2017 Disposition was offset by the 2017 Acquisition.

Property Management Fees.   Property management fees, which are based on revenues, were $0.8 million for the nine months ended September 30, 2018 and $1.0 million for the nine months ended September 30, 2017, and are comprised of property management fees paid to unaffiliated third parties and our property manager. Excluding the effect of our 2017 Disposition and 2017 Acquisition, property management fees were relatively flat.

Asset Management Fees.   Asset management fees for the nine months ended September 30, 2018 and 2017 were $1.2 million and $1.4 million, respectively, and were comprised of asset management fees paid to our external advisor and third parties with respect to our investments. We pay our external advisor or its affiliates a monthly asset management fee of one-twelfth of 0.7% of the value for each asset as determined in connection with our establishment and publication of an estimated net asset value per share. Asset management fees for the nine months ended September 30, 2017 included $0.3 million related to the 2017 Disposition.

General and Administrative Expenses.   General and administrative expenses, which increased by $0.2 million during the nine months ended September 30, 2018 compared to the same period in 2017, consists of audit fees, legal fees, board of directors’ fees, and other administrative expenses.

Depreciation and Amortization.   Depreciation and amortization decreased by $0.3 million during the nine months ended September 30, 2018 compared to the same period in 2017. Excluding the effect of our 2017 Disposition and 2017 Acquisition, depreciation and amortization decreased by $0.7 million for our Same Store properties.

Gain on Sale of Real Estate and Other Assets.   We recognized the remaining $0.6 million gain related to escrow reimbursements received from the Lakewood Flats outstanding insurance claim during the nine months ended September 30, 2018. On August 15, 2017, we sold the Courtyard Kauai Coconut Beach Hotel for a contractual sales price of approximately $62.0 million, resulting in a third quarter gain on sale of real estate of $20.9 million. Additionally, we recognized a $0.7 million gain on sale of real estate during the nine months ended September 30, 2017 related to escrow reimbursements received from the Lakewood Flats outstanding insurance claim. On August 16, 2016, we sold Lakewood Flats for a contractual sales price of approximately $68.8 million, resulting in a third quarter gain on sale of real estate of approximately $11.5 million and a deferred gain of approximately $1.2 million. The deferred gain represented the amount of monies held in escrow to be reimbursed upon completion of the property’s outstanding insurance claim. There was no remaining deferred gain escrow balance as of September 30, 2018.

Summary of Cash Flows

Operating activities

The net cash flows provided by operating activities of $2.1 million for the nine months ended September 30, 2018 consists of the following:

•	cash inflows of approximately $1.2 million from our net loss after adjustment for non-cash items; and

•	cash inflows of approximately $0.9 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash used in investing activities of $17.4 million for the nine months ended September 30, 2018 consists primarily of the following:

•	capital expenditures of $2.3 million; and

•	net purchases of marketable securities, available for sale of $15.1 million.

Financing activities

The net cash provided by financing activities of $14.7 million for the nine months ended September 30, 2018 consists primarily of the following:

•	debt principal payments of $33.9 million;

•	net proceeds from notes payable of $59.9 million;

•	aggregate distributions to our noncontrolling interests of $3.4 million; and

•	redemptions and cancellation of common stock of $7.9 million.

Funds from Operations and Modified Funds from Operations

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements and straight-line amortization of intangibles, which implies that the value of a real estate asset diminishes predictably over time. We believe that, because real estate values historically rise and fall with market conditions, including, but not limited to, inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using the historical accounting convention for depreciation and certain other items may be less informative.

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

Our calculations of FFO and MFFO are presented below (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Description	2018	2017	2018	2017
Net (loss) income	$(2,150)	$20,537	$(5,645)	$18,269
FFO adjustments:
Depreciation and amortization of real estate assets	2,366	2,353	7,184	7,499
Gain on sale of real estate	(312)	(21,336)	(619)	(21,619)
Income tax benefit associated with real estate sale	-	(1,592)	-	(1,592)
FFO	(96)	(38)	920	2,557
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(1)	-	-	16	-
Noncash adjustments:	.
Amortization of above or below market leases and liabilities(2)	(3)	1	(9)	7
Non-recurring (loss)/gain from extinguishment/sale of debt, derivatives or securities holdings(3)	-	-	(2)	-
Accretion of discounts and amortization of premiums on debt investments (4)	-	(42)	(70)	(126)
MFFO before straight-line rent	(99)	(79)	855	2,438
Straight-line rent(5)	(22)	-	(33)	(42)
MFFO - IPA recommended format(6)	$(121)	$(79)	$822	$2,396

Net (loss) income	$(2,150)	$20,537	$(5,645)	$18,269
Less: income (loss) attributable to noncontrolling interests	160	(4,430)	250	(4,557)
Net loss applicable to Company's common shares	$(1,990)	$16,107	$(5,395)	$13,712
Net loss per common share, basic and diluted	$(0.08)	$0.65	$(0.22)	$0.55

FFO	$(96)	$(38)	$920	$2,557
Less: FFO attributable to noncontrolling interests	(41)	(67)	(366)	(833)
FFO attributable to Company's common shares	$(137)	$(105)	$554	$1,724
FFO per common share, basic and diluted	$(0.01)	$(0.00)	$0.02	$0.07

MFFO - IPA recommended format	$(121)	$(79)	$822	$2,396
Less: MFFO attributable to noncontrolling interests	(36)	(147)	(351)	(853)
MFFO attributable to Company's common shares	$(157)	$(226)	$471	$1,543

Weighted average number of common shares outstanding, basic and diluted	24,101	24,899	24,407	25,031

1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
3)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

4)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
6)	Our MFFO results include certain unusual items as set forth in the table below. We believe it is helpful to our investors in understanding our operating results to both highlight them and present adjusted MFFO excluding their impact (as shown below).

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2018	September 30, 2018
Default interest expense(a)	$242	$718
Allocations to noncontrolling interests	(24)	(72)
Total after allocations to noncontrolling interests	$218	$646

(a)	Represents the accrual of default interest expense on our non-recourse mortgage loan collateralized by 22 Exchange. Although the lender for 22 Exchange is currently not charging us or being paid interest at the stated default rate, we have accrued interest at the default rate pursuant to the terms of the respective loan agreement.

Excluding the impact of this unusual item from our MFFO, after taking into consideration allocations to noncontrolling interests, our adjusted MFFO attributable to Company's common shares would have been $62 and $1,117, for the three and nine months ended September 30, 2018.

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

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  As of September 30, 2018, approximately $43.3 million, or 37%, of our debt, is a variable rate instrument (not subject to an interest rate cap or swap) and our interest expense associated with this instrument is, therefore, subject to changes in market interest rates. A 1% adverse movement (increase in Libor or Prime rate) would increase annual interest expense by approximately $0.4 million

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of September 30, 2018, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control-New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of September 30, 2018, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Prior to July 1, 2018, the terms on which we redeem shares may differ between redemptions upon a stockholder’s death, “qualifying disability” (as defined in the share redemption program) or confinement to a long-term care facility (collectively, Exceptional Redemptions) and all other redemptions, or Ordinary Redemptions.

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

Prior to July 1, 2018, the per share redemption price for Ordinary Redemptions and Exceptional Redemptions is equal to the lesser of 80% and 90%, respectively, of (i) the current estimated per share value and (ii) the average price per share the investor paid for all of his shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) less the Special Distributions (as defined in the share redemption program).

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

On August 9, 2017, our board of directors adopted a Fourth Amended and Restated Share Redemption Program (the “Amended Share Redemption Program”) to be effective July 1, 2018. Under the Amended Share Redemption Program, beginning July 1, 2018, we will no longer process redemptions upon death, “qualifying disability,” or confinement to a long-term care facility on terms different than those on which we process all other redemptions. Additionally, the price at which we will redeem shares submitted for redemption will be a percentage of the estimated NAV per Share as of the Effective Date (as defined in the Amended Share Redemption Program), as follows:

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

Any redemption requests are honored pro rata among all requests received based on funds available and are not honored on a first come, first served basis. During the quarter ended September 30, 2018, our board of directors approved all Redemption requests received that complied with the applicable requirements and guidelines of the share redemption program for an aggregate of 952,789 shares redeemed for approximately $7.0 million (approximately $7.38 per share). All redemptions were funded with cash on hand.

During the quarter ended September 30, 2018, we redeemed shares as follows:

2018	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
July	—	—	—
August	952,789	$7.38	952,789	(1)
September	—	—	—
	952,789	$7.38	952,789

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST V, INC.

Date: November 14, 2018	By:	/s/ Mitchell C. Hochberg
Mitchell C. Hochberg
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2018	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on November 14, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed or furnished herewith
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

