Form 10-K
period 2018-12-31
Lightstone Value Plus Real Estate Investment Trust V, Inc.
filed 2019-04-01
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

There is no established market for the Registrant’s common stock. The Registrant has adopted a Policy for Estimation of Common Stock Value (the “Estimated Valuation Policy”) pursuant to which it has estimated the net asset value per share of its common stock (“NAV per Share”).  As of September 30, 2018, the estimated NAV per Share was $8.47. For a full description of the methodologies used to estimate the NAV per Share of the Registrant’s common stock, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Market Information” included in this Annual Report on Form 10-K. There were 24,488,494 shares of common stock outstanding as of June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter. As of March 15, 2019, the registrant had 23.4 million shares of common stock outstanding.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST V, INC.

FORM 10-K

Year Ended December 31, 2018

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

•	market and economic challenges experienced by the U.S. and global economies or real estate industry as a whole and the local economic conditions in the markets in which our investments are located;
•	the availability of cash flow from operating activities for distributions, if any;
•	conflicts of interest arising out of our relationships with our advisor and its affiliates;
•	our ability to retain our executive officers and other key individuals who provide advisory and property management services to us;
•	our level of debt and the terms and limitations imposed on us by our debt agreements;
•	the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;
•	our ability to make accretive investments in a diversified portfolio of assets;
•	future changes in market factors that could affect the ultimate performance of any development or redevelopment projects, including but not limited to construction costs, plan or design changes, schedule delays, availability of construction financing, performance of developers, contractors and consultants and growth in rental rates and operating costs;
•	our ability to secure leases at favorable rental rates;
•	our ability to sell our assets at a price and on a timeline consistent with our investment objectives;
•	impairment charges;
•	unfavorable changes in laws or regulations impacting our business, our assets or our key relationships; and
•	factors that could affect our ability to qualify as a real estate investment trust.

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

Organization

Lightstone Value Plus Real Estate Investment Trust V, Inc., which was formerly known as Behringer Harvard Opportunity REIT II, Inc. prior to July 20, 2017, (which may be referred to as the “Company,” “we,” “us,” or “our”) was organized as a Maryland corporation on January 9, 2007 and has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes.

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis.  In particular, we have and expect to continue to focus generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. We have and expect to continue to acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily. We have and expect to continue to purchase existing, income-producing properties, and newly-constructed properties. Additionally, we have and may continue to invest in other real estate related investments, such as mortgage and mezzanine loans. We currently intend to hold our various real properties until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. From our inception through December 31, 2018, we have made an aggregate of 23 investments, including the origination of a mezzanine and a mortgage loan. With respect to these 23 investments, we have cumulatively disposed of 16 investments through December 31, 2018, including the repayment of the mortgage and mezzanine loans that we originated. Additionally, during 2013 we sold eight of the nine medical office buildings which comprised our Florida MOB Portfolio investment. We will not count the sale of these eight medical office buildings as the disposition of an investment until we sell the remaining medical office building, the Gardens Medical Pavilion, which was part of the Florida MOB Portfolio.

Substantially all of our business is conducted through Lightstone REIT V OP LP, which was previously named Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware (the “Operating Partnership”). As of December 31, 2018, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner. As of December 31, 2018, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

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

As of April 2012, when we terminated the offering, we had issued 26.7 million shares of our common stock, including 22,471 shares owned by Behringer and 2.2 million shares issued through the DRP. As of December 31, 2018, we had redeemed 3.3 million shares of our common stock and had 23.4 million shares of common stock outstanding. As of December 31, 2018, we had 1,000 shares of convertible stock outstanding held by an affiliate of Lightstone, which shares were transferred from Behringer on February 10, 2017. Our common stock is not currently listed on a national securities exchange.  The timing of a liquidity event for our stockholders will depend upon then prevailing market conditions. We previously targeted the commencement of a liquidity event within six years after the termination of our initial public offering, which occurred on July 3, 2011. On June 29, 2017, our board of directors elected to extend the targeted timeline an additional six years until June 30, 2023 based on their assessment of our investment objectives and liquidity options for our stockholders. However, we can provide no assurances as to the actual timing of the commencement of a liquidity event for our stockholders or the ultimate liquidation of the Company. We will seek stockholder approval prior to liquidating our entire portfolio.

2018 Highlights

During 2018, we completed the following key transactions:

•	On November 27, 2018, we acquired a 400-unit multifamily property located in Westmont, Illinois (the “Axis at Westmont”) for a contractual purchase price of $59.3 million. In connection with the acquisition, we assumed approximately $37.6 million of existing mortgage indebtedness and paid approximately $21.7 million of cash.
•	On December 28, 2018, we and our 10.0% noncontrolling member relinquished our ownership of a student housing complex with a retail component, located in Akron, Ohio (“22 Exchange”) through a deed-in-lieu of foreclosure transaction with the lender. Upon relinquishment of the property, we were relieved of an aggregate of approximately $22.6 million of mortgage obligations, including accrued and unpaid interest associated with the mortgage loan and other liabilities.

For further information regarding our consolidated real estate properties, see Item 2.

Investment Objectives

Our primary investment objectives are:

•	to realize growth in the value of our investments; and
•	income without subjecting our investors’ capital contribution to undue risk.

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

We have disposed of 16 of our original portfolio assets through December 31, 2018, including the repayment of the mortgage and mezzanine loans that we previously originated.

We have and expect to continue to generally make our real estate investments in fee title or a long-term leasehold estate through the Operating Partnership or indirectly through special purpose limited liability companies or through investments in joint ventures, partnerships, co-tenancies, or other co-ownership arrangements with the developers of the properties or other persons.

Borrowing Policies

There is no limitation on the amount we may invest in or borrow related to any single property or other investment. Under our charter, the maximum amount of our indebtedness cannot exceed 300% of our “net assets” (as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors. In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our board of directors must review our aggregate borrowings at least quarterly. As of December 31, 2018, we had an aggregate debt leverage ratio of approximately 53.5% of the aggregate value of our assets.

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

Distribution Policy

U.S. federal tax law requires a REIT to distribute at least 90% of its annual REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles, or GAAP) determined without regard to the deduction for dividends paid and excluding any net capital gain. In order to continue to qualify for REIT status, we may be required to make distributions in excess of cash available. Distributions, if any, are authorized at the discretion of our board of directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. Such analyses may include actual and anticipated operating cash flow, capital expenditure needs, general financial and market conditions, proceeds from asset sales and other factors that our board of directors deems relevant. Our board of directors’ decisions will be substantially influenced by their obligation to ensure that we maintain our federal tax status as a REIT. We cannot provide assurance that we will pay distributions at any particular level, or at all.

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

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports with the United States Securities Exchange Commission (the “SEC”). We also have filed with the SEC registration statements in connection with the Offerings. Copies of our filings with the SEC may be obtained from our website at www.lightstonecapitalmarkets.com or at the SEC’s website at www.sec.gov. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Annual Report on Form 10-K.

Item 2.	Properties.

General

The following table presents certain additional information about our consolidated investments in real estate as of December 31, 2018:

Property Name	Location	Date Acquired	Approximate Rentable Square Footage or Number of Units and Beds	Description	Encumbrances (dollars in thousands)	Ownership Interest		Occupancy as of of the end of 2018	Occupancy as of of the end of 2017	Effective Monthly Rent per Square Foot/Unit/Bed for 2018 (1)	Effective Monthly Rent per Square Foot/Unit/Bed for 2017 (1)
Gardens Medical Pavillion	Palm Beach Gardens, Florida	October 20, 2010	75,374 sq ft	Medical office building	$12,900	81.8%		72%	70%	$2.20	$2.20
River Club and the Townhomes at River Club(2)	Athens, Georgia	April 25, 2011	1,134 beds	Student housing	30,359	85.0%		97%	95%	427.31	434.81
Lakes of Margate	Margate, Florida	October 19, 2011	280 units	Multifamily	13,687	92.5%		93%	88%	1,369.14	1,274.88
Arbors Harbor Town	Memphis, Tennessee	December 20, 2011	345 units	Multifamily	29,000	100.0	%(4)	92%	92%	1,273.98	1,299.08
Parkside Apartments (“Parkside”)	Sugar Land, Texas	August 8, 2013	240 units	Multifamily	17,877	90.0%		89%	93%	1,162.39	1,116.33
Flats at Fishers	Fishers, Indiana	November 30, 2017	306 Units	Multifamily	-	100.0%		92%	73%	1,090.26	1,094.71
Axis at Westmont	Westmont, Illinois	November 27, 2018	400 Units	Multifamily	37,600	100.0%		92%	(3)	1,137.00		(3)

(1)	Effective monthly rent is calculated using leases in place as of December 31 and takes into account any rent concessions.
(2)	River Club and the Townhomes at River Club consist of two student housing complexes with a total of 1,134 beds.
(3)	Axis at Westmont was acquired on November 27, 2018.
(4)	On December 28, 2018, we acquired the noncontrolling member’s 6% ownership interest in Arbors Harbor Town for $1.9 million and as a result, now own 100% of this property.

The following information generally applies to our consolidated investments in our real estate properties:

•	we believe our real estate property is adequately covered by insurance and suitable for its intended purpose;
•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and
•	depreciation is provided on a straight-line basis over the estimated useful life of the applicable improvements.

Portfolio Diversification

As an opportunistic and value-add fund, we utilize a business model driven by investment strategy and expected performance characteristics. Accordingly, we have investments in several types of real estate, including office, multifamily, and student housing.

The following table shows the total revenues of our real estate portfolio for the properties we consolidated in our financial statements for the year ended December 31, 2018 (dollars in thousands):

			Percentage of
Property	Description	2018 Revenues(1)	Revenues
River Club and the Townhomes at River Club	Student Housing	$5,685	20.7%
Arbors Harbor Town	Multifamily	5,260	19.1%
Lakes of Margate	Multifamily	4,641	16.9%
Parkside	Multifamily	3,322	12.1%
Gardens Medical Pavilion	Medical office building	2,343	8.5%
Flats at Fishers	Multifamily	3,669	13.3%
Axis at Westmont(2)	Multifamily	528	1.9%
Total, excluding properties disposed		25,448	92.5%
Other(3)		2,063	7.5%
Total		$27,511	100.0%

(1)	Includes revenues generated from tenant reimbursements. Tenant reimbursements generally include payment of real estate taxes, operating expenses, and common area maintenance and utility charges.
(2)	The Axis at Westmont was acquired on November 27, 2018.
(3)	Principally represents 22 Exchange, which we disposed of on December 28, 2018.

Geographic Diversification

The following table shows the geographic diversification of our real estate portfolio for those properties that we consolidate in our financial statements for the year ended December 31, 2018 excluding revenues generated from our disposed properties (dollars in thousands):

Location	Revenues(1)(2)(3)	Revenues
Florida	$6,984	27.4%
Texas	3,322	13.1%
Tennessee	5,260	20.7%
Illinois	528	2.1%
Georgia	5,685	22.3%
Indiana	3,669	14.4%
	$25,448	100.0%

(1)	2018 Revenues includes revenue from our multifamily, student housing and medical office properties, including tenant reimbursements. Tenant reimbursements generally include payment of real estate taxes, operating expenses, and common area maintenance and utility charges.
(2)	This table does not include revenues of $2.1 million generated from our disposed property, 22 Exchange, located in Ohio, which was disposed of during 2018.
(3)	Our multifamily property located in Illinois, the Axis at Westmont, was acquired on November 27, 2018.

See Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements for information regarding how geographic concentration may be considered in the evaluation of our investments for impairment.

Future Lease Payments Table

The following table presents the future minimum base rental payments due to us under non-cancelable leases over the next ten years at our office property, Gardens Medical Pavilion, as of December 31, 2018 (dollars in thousands):

Year	Amount
2019	$1,395
2020	1,184
2021	1,113
2022	968
2023	889
2024	805
2025	138
Thereafter	-
Total	$6,492

Portfolio Lease Expirations

The following table presents lease expirations for non-cancelable leases for our medical office building, Gardens Medical Pavilion, as of December 31, 2018 (dollars in thousands):

Year of Expiration	Number of Leases Expiring	Annualized Base Rent(1)	Percent of Annualized Base Rent Expiring	Leased Rentable Sq. Ft.	Percent of Rentable Sq. Ft. Expiring
2018	2	$294	17%	7,575	13%
2019	2	179	10%	6,747	12%
2020	3	164	10%	6,245	11%
2021	2	158	9%	5,303	9%
2022	-	-	-	-	-
2023	3	774	46%	26,742	47%
2024	2	138	8%	4,800	8%
Thereafter	-	-	-	.	-
Total	14	$1,707	100%	57,412	100%

(1)	Represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to the expiration multiplied by 12, without consideration of tenant contraction or termination rights. Tenant reimbursements generally include payment of real estate taxes, operating expenses, and common area maintenance and utility charges.

Item 3.	Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4.	Mine Safety Disclosure.

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Estimated Net Asset Value (“NAV”) and NAV per Share of Common Stock (“NAV per Share”)

On November 30, 2018, pursuant to the Policy for Estimation of Common Stock Value (the “Estimated Valuation Policy”), our board of directors of determined and approved our estimated NAV of approximately $199.2 million and resulting estimated NAV per Share of $8.47 both as of September 30, 2018.

We believe there have been no material changes between September 30, 2018 and the date of this filing to the net value of our assets and liabilities that existed as of September 30, 2018.

Process and Methodology

Our business is managed by an external advisor and we have no employees. Commencing on February 10, 2017, we engaged our Advisor to provide advisory services to us. Our Advisor, along with any necessary material assistance or confirmation of a third-party valuation expert or service, is responsible for calculating our estimated NAV and resulting NAV per Share, which we currently expect will be done on at least an annual basis unless and until our shares of common stock are approved for listing on a national securities exchange. Our board of directors will review and approve each estimate of NAV and resulting NAV per Share.

Our estimated NAV and resulting NAV per Share as of September 30, 2018 were calculated with both the assistance of our Advisor and Capright Property Advisors, LLC (“Capright”), an independent third-party valuation firm engaged to assist with the valuation of our assets and liabilities. Our Advisor recommended and our board of directors established the estimated NAV per Share based upon the analyses and reports provided by our Advisor and Capright. The process of estimating the value of our assets and liabilities is performed in accordance with our Estimated Valuation Policy and the provisions of the Investment Program Association Practice Guideline 2013-01, “Valuation of Publicly Registered Non-Listed REITs.” We believe our valuations were developed in a manner reasonably designed to ensure their reliability.

In arriving at an estimated NAV and resulting NAV per Share, our board of directors reviewed and considered the valuation analyses prepared by our Advisor and Capright. Our Advisor presented a report to the board of directors with an estimated NAV and resulting NAV per Share. Capright provided our board of directors an opinion that the resulting “as-is” market value for the Company’s properties, as calculated by our Advisor, and the other assets and liabilities as valued by our Advisor, along with the corresponding NAV valuation methodologies and assumptions used by our Advisor to arrive at a recommended NAV per Share of $8.47 as of September 30, 2018 were appropriate and reasonable. Our board of directors conferred with our Advisor and a representative from Capright regarding the methodologies and assumptions used to reach their respective conclusions. Our board of directors, which is responsible for determining our estimated per share value, considered all information provided in light of its own familiarity with our assets and liabilities and unanimously approved a NAV per Share of $8.47 as of September 30, 2018.

The engagement of Capright with respect to our estimated NAV and resulting NAV per Share as of September 30, 2018 was approved by our board of directors, including all of our independent directors. Capright has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate-related investments.

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

In forming their conclusion as to the “as-is” value of the real estate investments held by us as of September 30, 2018, Capright’s opinion was subject to various limitations. In connection with their engagement, Capright completed appraisals of six of our seven properties. Capright did not perform an appraisal on our mezzanine loan investment or on 22 Exchange, a student housing complex with a retail component, located in Akron, Ohio, in which we had a 90.0% ownership interest. With respect to the appraisals performed by Capright, the scope of their work included:

•	Review of all property level information provided by our Advisor;
•	Physical inspection of three of our consolidated properties to determine their physical condition and location attributes;
•	Review of the historical performance of our real estate investments and business plans related to operations of the investments;
•	Review of the data models prepared by the Advisor supporting the valuation for each investment; and
•	Review of the applicable markets by means of publications and other resources to measure current market conditions, supply and demand factors, and growth patterns.

In addition to their appraisals of six of our seven consolidated properties, Capright also evaluated the following information to arrive at their opinion of our remaining real estate investments and other assets and liabilities:

•	Review of key market assumptions for our mortgage liabilities, including but not limited to interest rates and collateral;
•	Review of our Advisor’s valuation of the mezzanine loan investment consisting solely of the estimated profit participation;
•	Review of our Advisor’s valuation of 22 Exchange.
•	Review of our Advisor calculations related to allocations of value to noncontrolling interests based on contractual terms and market assessments; and
•	Review of valuation methodology used by our Advisor for all other assets and liabilities.

Capright has acted as a valuation advisor to us in connection with this assignment. The compensation paid to Capright in connection with this assignment was not contingent upon the successful completion of any transaction or conclusion reached by Capright. Capright may be engaged to provide financial advisory services to us, our Advisor, or other Lightstone-sponsored investment programs or their affiliates in the future.

The following is a summary of the valuation methodologies used for each type of asset:

Investments in real estate. We have generally focused on acquiring commercial real estate properties in different asset classes, some of which required development, redevelopment, or repositioning. Capright and our Advisor utilized a variety of valuation methodologies, each as appropriate for the asset type under consideration to assign an estimated value to each asset.

Our Advisor estimated the value of our investments in real estate utilizing multiple valuation methods, as appropriate for each asset, including an income approach using discounted cash flow analysis and a sales comparable analysis. The key assumptions used in the discounted cash flow approach were specific to each property type, market location, and quality of each property and were based on similar investors’ return expectations and market assessments. The key assumptions are reflected in the table included under “Allocation of Estimated NAV per Share” below. In calculating values for our assets, our Advisor used balance sheet and cash flow estimates as of September 30, 2018.

In forming its opinion, Capright prepared appraisals on six of our seven consolidated investment properties in connection with the valuation. The appraisals estimated values by using discounted cash flow, comparable sales, or a weighting of these approaches in determining each property’s value. The appraisals employed a range of terminal capitalization rates, discount rates, growth rates, and other variables that fell within ranges that Capright and our Advisor believed would be used by similar investors to value the properties we own. The assumptions used in developing these estimates were specific to each property (including holding periods) and were determined based upon a number of factors including the market in which the property is located, the specific location of the property within the market, property and market vacancy, tenant demand for space, and investor demand and return requirements.

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

The value of our mezzanine loan investment approximates its carrying value as of September 30, 2018 and represents the minimum amount payable to us for our participation in the residual interests of Prospect Park, which was sold on December 15, 2017. Our mezzanine loan investment is accounted for as an investment in unconsolidated joint venture on our condensed consolidated balance sheet as of September 30, 2018.

The following relates specifically to our valuation of 22 Exchange for purposes of estimating our NAV and resulting NAV per Share as of September 30, 2018. For all of the quarterly periods in 2017, we did not meet the debt service coverage requirements on the nonrecourse mortgage loan secured by 22 Exchange (the “22 Exchange Loan”). As a result, the lender elected to sweep the cash from operations beginning in January 2018 and because the cash flow from operations was not sufficient to fully pay the scheduled monthly debt service due in January 2018, the 22 Exchange Loan was placed in default and became due on demand. We also received notice in January 2018 that the 22 Exchange Loan had been transferred to a special servicer effective immediately. Subsequently, the special servicer placed the property in receivership and a sheriff’s sale was scheduled during December 2018. As a result, we believed the total outstanding principal balance of the 22 Exchange Loan of $18.9 million as of September 30, 2018 exceeded the estimated fair value of the underlying collateral and therefore, for valuation purposes, the estimated NAV of 22 Exchange was deemed to be zero, which was accomplished by establishing that the estimated value of the property was $18.9 million which equaled the outstanding nonrecourse debt which we did not expect to fully pay other than through the loss of our ownership interest in the property. The 22 Exchange Loan was nonrecourse to us and we were not required to fund any operating shortfalls or refinancing shortfalls. On December 28, 2018, we and our 10.0% noncontrolling member relinquished our ownership of 22 Exchange to the lender via a deed-in-lieu of foreclosure transaction. In connection with the transaction, all outstanding mortgage indebtedness, including accrued and unpaid interest was forgiven.

Cash and cash equivalents. The estimated value of our cash and cash equivalents approximate their carrying value due to their short term maturities.

Restricted cash. The estimated value of our restricted cash approximate their carrying value due to their short term maturities.

Marketable securities. The estimated values of our marketable securities are based on Level 2 inputs. Level 2 inputs are inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. All of our marketable securities measured using Level 2 inputs were valued based on a market approach using readily available quoted market prices for similar assets.

Notes payable. Values for our notes payable, which consist of mortgage loans, were estimated by the Advisor and reviewed by Capright using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratios. The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rates for mortgage loans ranged from 2.4% to 4.6%.

Other assets and liabilities, net. Our other assets and liabilities, net consist of accounts receivable, prepaid expenses and other assets, accounts payable, payables to related parties, distributions payable to noncontrolling interests, income taxes payable, deferred gain, accrued property tax and accrued and other liabilities. For a majority of our other assets and liabilities, the carrying values as of September 30, 2018 were considered equal to fair value by our Advisor due to their cost-based characteristics or short maturities. Certain other items, primarily straight-line rent receivable, intangibles and deferred costs, have been eliminated for the purpose of the valuation because those items are already considered in our valuation of the respective investments in real estate operating properties or financial instruments (i.e., notes payable).

Noncontrolling interests. In those situations where our consolidated operating properties are held in joint venture structures in which other equity holders have an ownership interest, our Advisor has valued those noncontrolling interests based on the terms of the respective joint venture agreement applied assuming a liquidation of the joint venture as of the date of valuation. The resulting allocation of value to noncontrolling interests is a deduction to the estimated NAV.

Common stock outstanding. In deriving an estimated NAV per Share, the total estimated NAV was divided by 23.5 million, the total number of common shares outstanding as of September 30, 2018, on a fully diluted basis, which includes financial instruments that can be converted into a known or determinable number of common shares. As of the valuation date, none of our financial instruments that could be converted into common shares are currently convertible into a known or determinable number of common shares. The determination of the number of common shares outstanding used in the estimated NAV per Share is the same as used in GAAP computations for per share amounts.

Our estimated NAV per Share was calculated by aggregating the value of our assets, subtracting the value of both our liabilities and noncontrolling interests, and dividing the net amount by the fully-diluted shares of common stock outstanding, all as of September 30, 2018.

Allocation of Estimated NAV per Share

The table below sets forth the calculation of our estimated NAV per Share as of September 30, 2018, as well as the calculation of our prior estimated NAV per Share as of September 30, 2017. The estimated NAV per Share of $8.47 as of September 30, 2018, reflects an increase of $0.49, or 6.1%, from the estimated NAV per Share of $7.98 as of September 30, 2017.

	Estimated NAV per Share
	As of September 30, 2018	As of September 30, 2017
Investments in real estate:
Operating properties(1)	$10.57	$8.17
Mezzanine loan (2)	0.46	1.08
Cash and cash equivalents	2.21	2.11
Restricted cash	0.17	1.38
Marketable securities	0.63	-
Notes payable	(5.02)	(4.22)
Other assets and liabilities, net	(0.19)	(0.15)
Noncontrolling interests	(0.36)	(0.39)
Estimated NAV per Share(3)	$8.47	$7.98

Notes:

(1)	The following are the key assumptions (shown on a weighted average basis) used in the discounted cash flow models to estimate the value of six of the seven consolidated properties we owned as of September 30, 2018.

		Student
	Multifamily	Housing	Office
	(four properties)	(one property)	(one property)
Exit capitalization rate	6.22%	6.25%	7.00%
Discount rate	7.28%	7.25%	8.25%
Annual market rent growth	3.00%	3.00%	3.00%
Average holding period (in years)	10.0	10.0	10.0

The following are ranges of the key assumptions used in the discounted cash flow models to estimate the value of these six consolidated properties. The discounted cash flow analyses for our student housing asset as well as our office asset are each for only one property, and therefore, a range of values is not applicable.

Multifamily
(four properties)
Exit capitalization rate	5.75% - 6.50%
Discount rate	7.00% - 7.75%

(2)	As of September 30, 2018, the estimated value of our mezzanine loan investment, which is accounted for as an investment in unconsolidated joint venture on our condensed consolidated balance sheet, approximated its carrying value of $10.9 million which represented the minimum amount payable to us for our participation in the residual interests of Prospect Park, a multifamily development project, which was sold on December 15, 2017. In January 2019, we subsequently received a distribution from our unconsolidated joint venture equal to our carrying value.
(3)	As of September 30, 2018, we had 23,535,706 shares of common stock outstanding. The potential dilutive effect of our common stock equivalents does not affect our estimated NAV per Share as there were no potentially dilutive securities outstanding as of the valuation date.

The estimated values of our investments in real estate as of September 30, 2018 reflect an aggregate increase of 12.6% compared to their original purchase price (excluding acquisition costs).

While we believe that our assumptions utilized are reasonable, a change in these assumptions would affect the calculation of the value of our real estate assets. The table below presents the estimated increase or decrease to our estimated NAV per Share resulting from a 25 basis point increase and decrease in the discount rates and capitalization rates for six of the seven consolidated properties we currently own. The table is presented to provide a hypothetical illustration of possible results if only one change in assumptions was made, with all other factors remaining constant. Further, each of these assumptions could change by more or less than 25 basis points or not at all.

	Change in NAV per Share
	Increase of	Decrease of
	25 basis points	25 basis points
Capitalization rate	$(0.44)	$0.48
Discount rate	$(0.18)	$0.19

Historical Estimated NAV per Share

The historical reported estimated NAV per Share of our common stock as approved by our board of directors for the preceding year is set forth below:

$7.98	September 30, 2017	Current Report on Form 8-K filed December 7, 2017

Limitations and Risks

As with any valuation methodology, the methodology used to determine our estimated NAV and resulting NAV per Share is based upon a number of estimates and assumptions that may prove later not to be accurate or complete.  Further, different participants with different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated NAV per Share, which could be significantly different from the estimated NAV per Share approved by our board of directors.  The estimated NAV per Share approved by our board of directors does not represents the fair value of our assets and liabilities in accordance with GAAP, and such estimated NAV per Share is not a representation, warranty or guarantee that:

•	A stockholder would be able to resell his or her shares at the estimated NAV per Share;
•	A stockholder would ultimately realize distributions per share of common stock equal to the estimated NAV per Share upon liquidation of our assets and settlement of our liabilities or a sale of the Company;
•	Our shares of common stock would trade at the estimated NAV per Share on a national securities exchange,
•	An independent third-party appraiser or other third-party valuation firm would agree with the estimated NAV per Share; or
•	The methodology used to estimate our NAV per Share would be acceptable to FINRA or under the Employee Retirement Income Security Act with respect to their respective requirements.

The Internal Revenue Service and the Department of Labor do not provide any guidance on the methodology an issuer must use to determine its estimated NAV per share. FINRA guidance provides that NAV valuations be derived from a methodology that conforms to standard industry practice.

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive different estimated NAVs and resulting NAVs per share, and these differences could be significant. The estimated NAV per Share is not audited and does not represent the fair value of our assets less our liabilities in accordance GAAP, nor do they represent an actual liquidation value of our assets and liabilities or the amount shares of our common stock would trade at on a national securities exchange. Our estimated NAV per Share is based on the estimated value of our assets less the estimated value of our liabilities and other non-controlling interests divided by the number of our diluted shares of common stock outstanding, all as of the date indicated. Our estimated NAV per Share does not reflect a discount for the fact we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated NAV per Share does not take into account estimated disposition costs or fees or penalties, if any, that may apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of certain debt. Our estimated NAV per Share will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and the management of those assets and changes in the real estate and capital markets. Different parties using different assumptions and estimates could derive different NAVs and resulting estimated NAVs per share, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. Our Estimated Valuation Policy requires us to update our estimated NAV per Share value on an annual basis. Our board of directors will review and approve each estimate of NAV and resulting estimated NAV per Share.

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

Holders

As of March 15, 2019, we had 23.4 million shares of common stock outstanding held by 10,042 stockholders.

Distributions

We made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2008. U.S. federal tax law requires a REIT distribute at least 90% of its annual REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles, or GAAP) determined without regard to the deduction for dividends paid and excluding any net capital gain. In order to continue to qualify for REIT status, we may be required to make distributions in excess of cash available. Distributions are authorized at the discretion of our board of directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. Such analyses may include actual and anticipated operating cash flow, capital expenditure needs, general financial and market conditions, proceeds from asset sales and other factors that our board of directors deem relevant. Our board of directors’ decisions will be substantially influenced by their obligation to ensure that we maintain our federal tax status as a REIT. We cannot provide assurance that we will pay distributions at any particular level, or at all.

Our board of directors has declared two special cash distributions during 2015, one on March 18, 2015 for a total of $25.7 million and one on November 20, 2015 for a total of $38.4 million, for an aggregate of $64.1 million, or $2.50 per share of common stock. We paid the $25.7 million special cash distribution on March 31, 2015 and the $38.4 million special cash distribution on January 5, 2016. The special cash distributions paid during 2016 and 2015 were fully funded with a portion of proceeds from asset sales.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2018, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Securities Authorized for Issuance under Equity Compensation Plans

Effective December 19, 2017, we may no longer grant any awards pursuant to the Incentive Award Plan.

Share Redemption Program and Redemption Price

Our board of directors has adopted a share redemption program that permits stockholders to sell their shares back to us, subject to the significant conditions and limitations of the program. Our board of directors can amend the provisions of our share redemption program at any time without the approval of our stockholders.

From our inception through December 31, 2017, we had redeemed 2.1 million shares of our common stock at an average price per share of $6.89 per share. During 2018, we redeemed approximately 1.2 million shares of our common stock at an average price per share of $7.10 per share.

The terms on which we redeemed shares prior to July 1, 2018 differed between redemptions upon a stockholder’s death, “qualifying disability” (as defined in the share redemption program) or confinement to a long-term care facility (collectively, Exceptional Redemptions) and all other redemptions or Ordinary Redemptions.

Prior to July 1, 2018, the per share redemption price for Ordinary Redemptions and Exceptional Redemptions was equal to the lesser of 80% and 90%, respectively, of (i) the then current estimated NAV per Share and (ii) the average price per share the investor paid for all of his shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) less the Special Distributions (as defined in the share redemption program).

On August 9, 2017, our board of directors adopted a Fourth Amended and Restated Share Redemption Program (the “Fourth Amended Share Redemption Program”) which became effective July 1, 2018. The material changes made to the program were as follows. We no longer process redemptions upon death, “qualifying disability,” or confinement to a long-term care facility on terms different than those on which we process all other redemptions. The price at which we redeem shares submitted for redemption will be a percentage of the estimated NAV per Share as of the Effective Date (as defined in the Fourth Amended Share Redemption Program), as follows:

For Redemptions with an Effective Date Between
July 1, 2018 and June 30, 2019:	92.5% of the estimated NAV per Share
July 1, 2019 and June 30, 2020:	95.0% of the estimated NAV per Share
July 1, 2020 and June 30, 2021:	97.5% of the estimated NAV per Share
Thereafter:	100% of the estimated NAV per Share

Pursuant to the terms of the Fourth Amended Share Redemption Program, any shares approved for redemption are redeemed on a periodic basis as determined from time to time by our board of directors, and no less frequently than annually.  We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, the cash available for redemptions is limited to no more than $10.0 million in any twelve-month period.  Any redemption requests are honored pro rata among all requests received based on funds available and are not honored on a first come, first served basis.

On December 28, 2018, our board of directors adopted a Fifth Amended and Restated Share Redemption Program (the “Fifth Amended Share Redemption Program”) which became effective on January 31, 2019. The only material change to the program was to change the measurement period for the limitations on the number and dollar amount of shares that may be accepted for redemption from a rolling 12 month-period to a calendar year. On March 26, 2019, our board of directors set the cash available for redemptions at $2.5 million for the quarterly period ended March 31, 2019.

During the three months ended December 31, 2018, we redeemed shares as follows:

2018	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
October	—	—	—
November	104,298	$7.38	104,298	(1)
December	—	—	—
	104,298	$7.38	104,298	(1)

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Market Outlook

As of December 31, 2018, a portion of our portfolio was invested in two public university student housing complexes located near the University of Georgia. Unlike traditional multifamily housing, most leases at a student housing property typically begin and end on the same dates, which for our student housing leases, typically coincide with the commencement of the fall academic term and terminating at the completion of the last summer school session of the academic year.  As such, we must re-lease each property in its entirety each year during a highly compressed time period, resulting in significant turnover in our tenant population from year to year.  As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the short annual leasing season that generally begins in January and ends in August of each year.  Our properties’ occupancy rates are, therefore, relatively stable during the August to July academic year, but are susceptible to fluctuation at the commencement of each new academic year, which may be greater than the fluctuation in occupancy rates experienced by traditional multifamily properties.  Although college enrollment is down nationwide, demand for student housing remains strong at the major universities. Many universities continue to face challenges, including lower enrollment and increased tuition costs. These challenges may lead to a decrease in occupancy and lower than anticipated revenues at our student housing properties.

The current outlook on financing trends appears relatively stable and interest rates are still at relatively low historical levels.  There is growing sentiment that the U.S. Federal Reserve may be likely to pause on interest rate hikes for the foreseeable future pending changing economic conditions.  Changes in interest rate policy as well as government spending levels and global economic conditions generally affect the overall level of domestic economic growth. Changes in these variables could slow economic growth, which could affect the amount of capital available or the costs charged for financings.  As of December 31, 2018, our weighted average interest rate was 4.28%.

Liquidity and Capital Resources

We had cash and cash equivalents of $29.6 million as of December 31, 2018. Our principal demands for funds going forward will be for the payment of (a) operating expenses, (b) interest and principal on our outstanding indebtedness, (c) selective acquisitions and (d) distributions (if authorized by our board of directors). Generally, we expect to meet cash needs for the payment of operating expenses and interest on our outstanding indebtedness from our cash on hand and cash flow from operations, if any, and to fund distributions (if any) from our cash on hand and excess cash flow and/or proceeds from asset sales. To the extent that our cash flow from operations is not sufficient to cover our operating expenses, interest on our outstanding indebtedness, or redemptions, we expect to use borrowings and selective asset sales to fund such needs.

We intend to hold our various real properties until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. We disposed of 22 Exchange in the fourth quarter of 2018 through a deed-in-lieu of foreclosure transaction with the lender and sold the Courtyard Kauai Coconut Beach Hotel in the third quarter of 2017. Additionally, we received proceeds of approximately $21.6 million related to an equity method investment in Prospect Park in the fourth quarter of 2017 and an additional $10.9 million from this investment in January 2019.

We did not make any distributions during 2018 and 2017.

We continually evaluate our liquidity and ability to fund future operations and debt obligations.  The Company has debt of approximately $13.7 million associated with Lakes of Margate ($13.4 million due at maturity date of January 1, 2020) maturing over the next twelve months. We currently expect to refinance all or a portion of this maturing indebtedness on or before its scheduled maturity. However, if we are unable to refinance the outstanding indebtedness at favorable terms, we will look to repay the outstanding balance with available cash and/or proceeds from selective asset sales. In addition to our debt obligations, we consider other factors in evaluating our liquidity. For example, to the extent our portfolio is concentrated in certain geographic regions and types of assets, downturns relating generally to such regions and assets may result in tenants defaulting on their lease obligations at a number of our properties within a short time period.  Such defaults could negatively affect our liquidity and adversely affect our ability to fund our ongoing operations. For the year ended December 31, 2018, excluding 22 Exchange, the investment which was disposed of in 2018, approximately 27.4%, 13.1%, 20.7%, 2.1%, 22.3% and 14.4% of our total revenues (including revenues generated from tenant reimbursements) were derived from our properties located in Florida, Texas, Tennessee, Illinois, Georgia and Indiana, respectively. Additionally, excluding our investment which was disposed of in 2018, approximately 68.5%, 22.3% and 9.2% of our total revenues were from our multifamily properties, student housing properties and medical office building, respectively.

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

Commercial real estate debt markets may experience volatility and uncertainty as a result of certain related factors, including the tightening of underwriting standards by lenders and credit rating agencies, macro-economic issues related to fiscal, tax and regulatory policies, and global financial issues.  Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our developments and investments.  This may result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders.  In addition, disruptions in the debt markets may reduce the amount of capital that is available to finance real estate, which in turn could: (i) lead to a decline in real estate values generally; (ii) slow real estate transaction activity; (iii) reduce the loan-to-value ratio upon which lenders are willing to extend debt; and (iv) result in difficulty in refinancing debt as it becomes due, all of which may reasonably be expected to have a material adverse impact on the value of real estate investments and the revenues, income or cash flow from the operations of real properties and mortgage loans.

Debt Financings

From time to time, we have obtained mortgage, bridge, or mezzanine loans for acquisitions and investments, as well as property development.  In the future, we may obtain financing for property development or to refinance our existing real estate assets, depending on multiple factors.

As of December 31, 2018, our notes payable balance was $139.0 million, net of deferred financing fees of $2.4 million, and had a weighted average interest rate of 4.28%. As of December 31, 2017, the Company had a notes payable balance of $89.9 million, net of deferred financing fees of $0.4 million, with a weighted average interest rate of 4.97%.

2018 Debt Transactions

On May 1, 2018, we entered into a non-recourse mortgage loan (the “River Club Mortgage”) in the amount of $30.4 million. The River Club Mortgage has a term of seven years, bears interest at Libor plus 1.78% and requires monthly interest-only payments during the first five years and interest and principal payments pursuant to a 30-year amortization schedule for the remaining two years through its stated maturity with the entire unpaid balance due upon maturity. The River Club Mortgage is cross-collateralized by the River Club and the Townhomes at River Club. At closing, approximately $23.4 million of the proceeds from the River Club Mortgage were used to repay in full the existing non-recourse mortgage loan.

On June 1, 2018, we entered into a non-recourse mortgage loan (the “Parkside Mortgage”) in the amount of $18.0 million. The Parkside Mortgage has a term of seven years, bears interest at 4.45% and requires monthly interest and principal payments pursuant to a 30-year amortization schedule through its stated maturity with the entire unpaid balance due upon maturity. The Parkside Mortgage is collateralized by Parkside. At closing, approximately $9.6 million of the proceeds from the Parkside Mortgage were used to repay in full the existing non-recourse mortgage loan.

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

On November 27, 2018, we assumed a non-recourse mortgage loan (the “Axis at Westmont Mortgage”) in the amount of $37.6 million. The Axis at Westmont Mortgage is secured by a first mortgage lien on the assets of the Axis at Westmont, bears interest at a fixed annual rate of 4.39% and requires monthly interest only payments until March 1, 2021, at which time monthly principal and interest payments of $188,064 are required. Any unpaid principal and interest is due on the maturity date, February 1, 2026. We have the right to prepay the entire outstanding amount of the loan provided that if prepayment is made prior to November 1, 2025, a prepayment premium is required. The fair value of the Axis at Westmont Mortgage approximated its outstanding balance as of the date of assumption.

On December 28, 2018, we entered into a non-recourse mortgage loan (the “Arbors Harbor Town Mortgage”) in the amount of $29.0 million. The Arbors Harbor Town Mortgage has a term of seven years, bears interest at 4.53% and requires monthly interest payments through its stated maturity with the entire unpaid balance due upon maturity. The Arbors Harbor Town Mortgage is collateralized by the Arbors Harbor Town. At closing, approximately $23.7 million of the proceeds from the Arbors Harbor Town Mortgage were used to repay in full the existing non-recourse mortgage loan and an additional $1.9 million of the proceeds were used to acquire the 6.0% membership interest in the property held by a minority owner, and as a result, we now own 100.0% of this property.

On December 28, 2018, we and the 10.0% noncontrolling member relinquished our ownership of 22 Exchange through a deed-in-lieu of foreclosure transaction with the lender. Upon relinquishment of the property, we were relieved of approximately $22.6 million of mortgage obligations, including accrued and unpaid interest associated with the mortgage loan and other liabilities.

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

Debt Compliance

Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios, loan to value ratios, and liquidity.  We are currently in compliance with all of our debt covenants.

We did not meet the debt service coverage requirements for our 22 Exchange loan as of March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017. As a result, the lender elected to sweep the cash from operations beginning in January 2018. Additionally, the cash from operations was not sufficient to fully pay the scheduled monthly debt service due on January 5, 2018, which constituted an event of default and therefore, the 22 Exchange loan which was scheduled to mature in May 2023 is now due on demand. We received notice on January 9, 2018 that the 22 Exchange loan had been transferred to a special servicer effective immediately. Subsequently, the special servicer placed the property in receivership and commenced foreclosure proceedings and on December 28, 2018, we and the 10.0% noncontrolling member relinquished our ownership of 22 Exchange through a deed-in-lieu of foreclosure transaction with the lender. Upon relinquishment of the property, we were relieved of approximately $22.6 million of mortgage obligations, including accrued and unpaid interest associated with the mortgage loan and other liabilities.

Contractual Obligations

One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt. The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of December 31, 2018 (dollars in thousands):

Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Mortgage Payable	$831	$13,924	$13,235	$948	$1,582	$110,903	$141,423
Interest Payments(1)	6,351	5,759	5,416	5,053	5,004	9,178	36,761

Total Contractual Obligations	$7,182	$19,683	$18,651	$6,001	$6,586	$120,081	$178,184

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month LIBOR rate as of December 31, 2018 was used.

As of December 31, 2018, we had debt of approximately $13.7 million associated with Lakes of Margate maturing in the next twelve months. We currently expect to refinance all or a portion of this maturing indebtedness on or before its scheduled maturity. However, if we are unable to refinance the outstanding indebtedness at favorable terms, we will look to repay the outstanding balance with available cash and/or proceeds from selective asset sales.

Results of Operations

As of December 31, 2018, we had eight real estate investments, seven of which were consolidated (three wholly owned properties and four properties consolidated through investments in joint ventures) and one real estate investment which we account for under the equity method. We disposed of one property (22 Exchange) on December 28, 2018 and acquired one property (Axis at Westmont) on November 27, 2018. The disposition of this property did not qualify to be reported as discontinued operations since it did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of this property are reflected in the Company’s results from continuing operations for all periods presented through its date of disposition. Additionally, in January 2019 we received proceeds of approximately $10.9 million related to our equity method investment in Prospect Park.

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

Year ended December 31, 2018 as compared to the year ended December 31, 2017

Our results of operations for the year ended December 31, 2018 compared to the same period in 2017 reflect our acquisition and disposition activities during such periods. Properties which were owned by us during the entire periods presented are referred to as our “Same Store” properties.

The following table provides summary information about our results of operations for the years ended December 31, 2018 and 2017 (dollars in thousands):

	Year Ended				Change	Change	Change
	December 31,		Increase/	Percentage	due to	due to	due to
	2018	2017	(Decrease)	Change	Acquisitions(1)	Dispositions(2)	Same Store(3)
Rental revenues	$27,511	$24,337	$3,174	13.0%	$3,952	$(1,122)	$344
Hotel revenues	-	13,207	(13,207)	(2)	-	(13,207)	-
Total revenues	27,511	37,544	(10,033)	(27.0)%	3,952	(14,329)	344
Property operating expenses	10,151	8,855	1,296	15.0%	1,311	(77)	62
Hotel operating expenses	-	9,299	(9,299)	(2)	-	(9,299)	-
Interest expense, net	6,119	6,129	(10)	n/m	166	(52)	(124)
Real estate taxes	4,522	4,343	179	4.0%	556	(389)	12
Impairment charge	-	4,132	(4,132)	(2)	-	(4,064)	(68)
Property management fees	1,056	1,258	(202)	(16.0)%	158	(328)	(32)
Asset management fees(4)	1,610	1,782	(172)	(10.0)%	-	(265)	93
General and administrative	3,815	4,512	(697)	(15.0)%	(750)	25	28
Depreciation and amortization	9,653	9,618	35	n/m	2,089	(1,341)	(713)
Income from investment in unconsolidated joint venture	-	17,931	(17,931)	(100.0)%	-	(17,931)	n/a
Gain on extinguishment of debt	2,778	-	2,778	100.0%	-	2,778	-
Gain on sale of real estate	537	21,605	(21,068)	(98.0)%	-	(21,068)	-
Income tax benefit	-	1,604	(1,604)	(100.0)%	n/a	n/a	n/a

(1)	Represents the effect on our operating results for the year ended December 31, 2018 compared to the same period in 2017 resulting from our 2018 acquisition of the Axis at Westmont and our 2017 acquisition of the Flats at Fishers.
(2)	Represents the effect on our operating results for the year ended December 31, 2018 compared to the same period in 2017 principally resulting from our 2018 disposition of 22 Exchange and our 2017 disposition of Courtyard Kauai Coconut Beach Hotel
(3)	Represents the change for the year ended December 31, 2018 compared to the same period in 2017 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store properties for the periods ended December 31, 2018 and 2017 include Gardens Medical Pavilion, River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town, and Parkside.
(4)	Asset management fees payable to the advisor associated with all investments owned during the period are an obligation of the Company, and as such, the amounts above include asset management fees associated with any property owned during a particular period, including those related to our disposed properties.

The following table reflects total rental and hotel revenues and total property and hotel operating expenses for the years ended December 31, 2018 and 2017 for our (i) Same Store properties, (ii) acquisitions and (iii) dispositions (dollars in thousands):

	Year Ended
	December 31,
Description	2018	2017	Change
Rental and hotel revenues:
Same Store	$21,259	$20,915	$344
Acquisitions	4,197	245	3,952
Dispositions	2,055	16,384	(14,329)
Total rental and hotel revenues	$27,511	$37,544	$(10,033)

Property and hotel operating expenses:
Same Store	$7,251	$7,189	$62
Acquisitions	1,355	44	1,311
Dispositions	1,545	10,921	(9,376)
Total property operating expenses	$10,151	$18,154	$(8,003)

The tables below reflect occupancy and effective monthly rental rates for our Same Store properties:

	Occupancy		Effective Monthly Rent per Square Foot/Unit/Bed(1)
	As of December 31,		Year Ended December 31,
Property	2018	2017	2018	2017
Gardens Medical Pavilion	72%	70%	$2.20	$2.20	per sq. ft.
River Club and the Townhomes at River Club	97%	95%	427.31	434.81	per bed
Lakes of Margate	93%	88%	1,369.14	1,274.88	per unit
Arbors Harbor Town	92%	92%	1,273.98	1,299.08	per unit
Parkside	89%	93%	1,162.39	1,116.33	per unit

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

Revenues.    Rental revenues for the year ended December 31, 2018 were $27.5 million, an increase of $3.2 million, compared to $24.3 million for the same period 2017. Excluding the effect of our acquisition and disposition activities during the periods, our rental revenues increased by $0.3 million for our Same Store properties. This increase was primarily attributable to higher occupancy and rental rates for the Lakes of Margate during 2018.

Hotel revenues for the year ended December 31, 2017 were $13.2 million. Our hotel revenues were attributable solely to the Courtyard Kauai Coconut Beach Hotel which was sold on August 15, 2017.

Property Operating Expenses.    Property operating expenses for the year ended December 31, 2018 were $10.2 million, a decrease of $1.3 million, compared to $8.9 million for the same period in 2017. Excluding the effect of our acquisition and disposition activities during the periods, our property operating expenses were relatively flat with an increase of $0.1 million for our Same Store properties.

Hotel Operating Expenses.  Hotel operating expenses for the year ended December 31, 2017 were $9.3 million.  Our hotel operating expenses were attributable solely to the Courtyard Kauai Coconut Beach Hotel which was sold on August 15, 2017.

Interest Expense, Net.   Interest expense, net for both the years ended December 31, 2018 and 2017 was $6.1 million.  Excluding the effect of our acquisition and disposition activities during the periods, our interest expense, net decreased by $0.1 million.

Real Estate Taxes.  Real estate taxes for the year ended December 31, 2018 were $4.5 million, an increase of $0.2 million, compared to $4.3 million for the same period in 2017. Excluding the effect of our acquisitions and dispositions activity during the periods, our real estate taxes were unchanged for our Same Store Properties.

Impairment Charge. During the year ended December 31, 2018 we did not record any impairment charges. During the year ended December 31, 2017, we recorded a non-cash impairment charge of $4.1 million on our investment in 22 Exchange (see Note 2 of the Notes to Consolidated Financial Statements for additional information).

Property Management Fees.   Property management fees, which are based on revenues, were $1.1 million and $1.3 million for the years ended December 31, 2018 and 2017, respectively, and were composed of property management fees paid to unaffiliated third parties and our affiliated property manager.

Asset Management Fees.   Asset management fees for the years ended December 31, 2018 and 2017 were $1.1 million and $1.3 million, respectively, and were composed of asset management fees paid to our external advisor and third parties with respect to our investments. We pay our external advisor or its affiliates a monthly asset management fee of one-twelfth of 0.7% of the value for each asset as determined in connection with our establishment and publication of an estimated NAV per Share. Asset management fees for the years ended December 31, 2018 and 2017 include fees related to our disposed properties. We incurred $0.1 million and $0.5 million in asset management fees related to disposed properties during the years ended December 31, 2018 and 2017, respectively.

General and Administrative Expenses.   General and administrative expenses for the years ended December 31, 2018 and 2017 were $3.8 million and $4.5 million, respectively, and were composed of audit fees, legal fees, board of directors’ fees, and other administrative expenses.  The decrease of approximately $0.7 million during the year ended December 31, 2018 compared to the same period in 2017 was primarily due to a reduction in expensed acquisition fees.

Depreciation and Amortization.   Depreciation and amortization for the years ended December 31, 2018 and 2017 were $9.7 million and $9.6 million, respectively.  Excluding the effect of our acquisitions and dispositions activity during the periods, our depreciation and amortization were relatively flat with a decrease of $0.1 million for our Same Store Properties.

Income from Investment in Unconsolidated Joint Venture. For the year ended December 31, 2018, we recorded no equity earnings related to our unconsolidated investment in Prospect Park. For the year ended December 31, 2017, we recorded equity earnings of $17.9 million related to our unconsolidated investment in Prospect Park. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

Gain on Extinguishment of Debt. On December 28, 2018, we and the 10.0% noncontrolling member relinquished our ownership of 22 Exchange through a deed-in-lieu of foreclosure transaction with the lender. Upon extinguishment of the mortgage debt obligation, we recognized a $2.8 million gain on extinguishment of debt representing the difference between the carrying value of the mortgage debt, accrued interest payable and other obligations extinguished (an aggregate of approximately $22.6 million) over the carrying value of the property and other assets transferred (an aggregate of approximately $19.8 million) less an additional $0.1 million of expenses incurred in connection with the disposition.

Gain on Sale of Real Estate. During 2018 we recognized an aggregate gain of $0.5 million related to the receipt of certain escrow reimbursements from the finalization of an insurance claim for Lakewood Flats, which was disposed of in August 2016. During the year ended December 31, 2017, we recorded a gain on sale of real estate of approximately $20.9 million in connection with our disposition of the Courtyard Kauai Coconut Beach Hotel. Additionally, during 2017 we recognized an aggregate gain of $0.7 million related to the receipt of certain escrow reimbursements from the insurance claim for Lakewood Flats.

Income Tax Benefit. During the year ended December 31, 2018, we recorded no income tax benefit or expense.  During the year ended December 31, 2017, we recorded an aggregate income tax benefit of approximately $1.6 million consisting of (i) a refund of foreign income tax of approximately $0.8 million and (ii) the reversal of our previously estimated taxes payable $0.8 million related to the sales of AJS and Holstenplatz.

Summary of Cash Flows

Operating activities

Net cash flows provided by operating activities of $0.3 million for the year ended December 31, 2018 consists of the following:

•	net cash inflows of approximately $0.1 million from our net income after adjustment for non-cash items; and
•	net cash inflows of approximately $0.2 million associated with the net changes in our operating assets and liabilities.

Investing activities

The net cash used in investing activities of $38.8 million for the year ended December 31, 2018 consists primarily of the following:

•	net purchases of marketable securities, available for sale of $14.6 million;
•	acquisition of noncontrolling interests of $1.9 million;
•	the purchase of the Axis at Westmont for $22.8 million; and
•	capital expenditures of $3.3 million.

Financing activities

The net cash provided by financing activities of $17.6 million for the year ended December 31, 2018 consists primarily of the following:

•	net proceeds from notes payable of $32.5 million;
•	payment of loan fees and expenses of $2.5 million;
•	aggregate distributions to our noncontrolling interests of $3.8 million; and
•	redemptions and cancellation of common stock of $8.6 million.

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

Our calculations of FFO and MFFO for the years ended December 31, 2017, 2016 and 2015 are presented below (dollars and shares in thousands, except per share amounts):

	For the Year Ended December 31,
Description	2018	2017
Net (loss) income	$(5,368)	$29,043
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	9,653	9,618
Impairment charge(1)	-	4,132
Adjustments to equity in earnings from unconsolidated entity(2)	-	(17,931)
Loss on sale of real estate(3)	(537)	(21,605)
Income tax expense (benefit) associated with real estate sale(4)	4	(1,604)
FFO	3,752	1,653
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(5)	17	792
Amortization of above or below market leases and liabilities(6)	(12)	3
Gain on debt extinguishment(7)	(2,778)
Loss on sale of marketable securities	7	-
Accretion of discounts and amortization of premiums on debt investments(8)	(70)	(168)
MFFO before straight-line rent	916	2,280
Straight-line rent(9)	(41)	(10)
MFFO - IPA recommended format	$875	$2,270

Net (loss) income	$(5,368)	$29,043
Less: loss (income) loss attributable to noncontrolling interests	181	(4,485)
Net (loss) income applicable to company's common shares	$(5,187)	$24,558
Net (loss) income per common share, basic and diluted	$(0.21)	$0.98

FFO	$3,752	$1,653
Less: FFO attributable to noncontrolling interests	(734)	(566)
FFO attributable to company's common shares	$3,018	$1,087
FFO per common share, basic and diluted	$0.12	$0.04

MFFO - IPA recommended format	$875	$2,270
Less: MFFO attributable to noncontrolling interests	(423)	(961)
MFFO attributable to company's common shares	$452	$1,309

Weighted average number of common shares outstanding, basic and diluted	24,177	24,950

(1)	During the year ended December 31, 2017 we recorded a non-cash impairment charge of $4.1 million to reduce the carrying value of 22 Exchange to its then estimated fair value.
(2)	For the year ended December 31, 2018, we recorded no equity earnings related to our unconsolidated investment in Prospect Park. For the year ended December 31, 2017, we recorded equity earnings of $17.9 million related to our unconsolidated investment in Prospect Park
(3)	The gain on sale of real estate for the year ended December 31, 2018 is primarily related to finalization of an insurance claim on Lakewood Flats, which we disposed of in 2016. The gain on the sale of real estate for the year ended December 31, 2017 includes a gain of $20.9 million related to the sale of the Courtyard Kauai Coconut Beach Hotel and a gain of $0.7 related to the insurance claim on Lakewood Flats.
(4)	We had less than $0.1 million income tax expense in 2018. During the third quarter of 2017, we recorded an aggregate income tax benefit of approximately $1.6 million consisting of (i) a refund of foreign income tax of approximately $0.8 million and (ii) the reversal of our previously estimated taxes payable of $0.8 million related to the 2015 sale of two foreign investments.
(5)	We had less than $0.1 million acquisition expense in 2018. We recognized acquisition expenses of $0.8 million during the year ended December 31, 2017 principally related to our acquisition of the Flats at Fishers.
(6)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(7)	During the year ended December 31, 2018, we and the 10.0% noncontrolling member relinquished our ownership of 22 Exchange through a deed-in-lieu of foreclosure transaction with the lender. Upon extinguishment of the mortgage debt obligation, we recognized a $2.8 million gain on extinguishment of debt representing the difference between the carrying value of the mortgage debt, accrued interest payable and other obligations extinguished (an aggregate of approximately $22.6 million) over the carrying value of the property and other assets transferred (an aggregate of approximately $19.8 million) less an additional $0.1 million of expenses incurred in connection with the disposition.

(8)	During each of the years ended December 31, 2018 and 2017, we amortized $0.1 million and $0.2 million of the debt premium associated with our Parkside notes payable.
(9)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

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

We did not make any distributions to our stockholders during the years ended December 31, 2018 and 2017.

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

Accounting for Acquisitions of Investment Property

The cost of the real estate assets acquired in an asset acquisition is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, based in each case on their relative fair values. Fees incurred related to asset acquisitions are capitalized as part of the cost of the investment.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of December 31, 2018, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of December 31, 2018, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our principal executive officer and principal financial officer, evaluated, as of December 31, 2018, the effectiveness of our internal control over financial reporting using the criteria established in Internal Control—New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting, as of December 31, 2018, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Andreas K. Bremer, 62, has served as one of our independent directors since November 2007 and as Lead Director since June 2017 Mr. Bremer currently serves as President and Chief Executive Officer of International Capital, LLC, a position he has held since 2018. Mr. Bremer joined International Capital as its Chief Financial Officer in October 2002 and became its Executive Vice President in 2005. International Capital specializes in acquisition, disposition, management and administration of commercial investment properties, and Mr. Bremer is responsible for all financial aspects of the company’s operations. Before joining International Capital, Mr. Bremer was the Chief Financial Officer of ATLASwerks®, a leading communication software company in Dallas. He acted as a corporate finance consultant for two years at McKinsey & Co. in both the Dallas and New York offices and served as Vice President of Finance and Treasurer at Paging Network, Inc. Mr. Bremer started his career at COMMERZBANK AG in Germany and spent seven of his 13-year tenure at the company’s New York and Atlanta offices. Mr. Bremer has over 25 years of financial and general management experience with extensive knowledge of corporate finance and commercial lending both in the United States and other countries, particularly Germany and holds a degree as CCIM. Mr. Bremer has served as Chairman of the German International School in Dallas since 2009. He was the Director of the Texas Warburg Chapter of the American Council on Germany in Dallas and, as Knight of Justice, is a member of the Order of St. John. .. In 2018, Mr. Bremer was appointed Honorary Counsel of the Federal Republic of Germany in Dallas 2018 and continues to serve in that capacity. Mr. Bremer received a law degree from the Johannes-Gutenberg University in Mainz, Germany.

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

Diane S. Detering-Paddison, 59, has served as one of our independent directors since June 2009. Ms. Detering-Paddison serves as President of 4word, www.4wordwomen.org, a not-for-profit organization she founded that connects, leads and supports professional Christian women and enables them to reach their potential. From February 2010 until June 2014, Ms. Detering-Paddison served as Chief Strategy Officer of Cassidy Turley, one of the nation’s largest commercial real estate service providers. Prior to joining Cassidy Turley, Ms. Detering-Paddison served as the Chief Operating Officer of ProLogis, an owner, manager, and developer of distribution facilities, from June 2008 until January 2009. Prior to that, Ms. Detering-Paddison was with CB Richard Ellis and Trammell Crow Company for over 20 years. During her time there, she served as Senior Vice President, Corporate and Investor Client Accounts from April 2001 until December 2004, Chief Operating Officer, Global Services from January 2005 until December 2006, and President, Global Corporate Services - Client Accounts from December 2006 until May 2008. Ms. Detering-Paddison was part of a ten member executive team that managed the merger between Trammell Crow Company and CB Richard Ellis in December 2006. Ms. Detering-Paddison serves on the Salvation Army national advisory board. Ms. Detering-Paddison is the author of “Work, Love, Pray.” Ms. Detering-Paddison holds a Master of Business Administration degree from the Harvard Graduate School of Business and a Bachelor of Science degree from Oregon State University where she graduated as Valedictorian.

Our board of directors has concluded that Ms. Detering-Paddison is qualified to serve as one of our directors for reasons including her more than 30 years of management experience with large commercial real estate companies, including Trammell Crow Company, CB Richard Ellis, ProLogis, and Cassidy Turley. With her background, Ms. Detering-Paddison brings substantial insight and experience with respect to the commercial real estate industry.

Jeffrey F. Joseph, 77, has served as one of our independent directors since September 2017. Mr. Joseph served as President, Chief Executive Officer and director of Presidential Realty Corporation, a publicly held company focused on the development and ownership of multifamily residential properties, from 1991 until his retirement in 2011. From 1979 to 1991, Mr. Joseph served as a principal of Ivy Properties Ltd. and as General Counsel of Presidential Realty Corporation from 1973 to 1979. Mr. Joseph is Chairman of the Board of Takoda Service Dogs Inc., a charitable organization that provides service dogs to Veterans suffering from PTSD. Mr. Joseph began his career 1967 as an associate with Hughes Hubbard Blair & Reed. Mr. Joseph holds a Bachelor of Arts degree from Cornell University with a major in Economics and a Juris Doctorate degree from Cornell Law School, where he graduated Summa Cum Laude.

Our board of directors has concluded that Mr. Joseph is qualified to serve as one of our directors for reasons including his more than 40 years of real estate industry experience.

David Lichtenstein, 57, has served as one of our directors and Chairman of the Board of Directors since September 2017. Mr. Lichtenstein is Chairman and Chief Executive Officer of our Advisor. Mr. Lichtenstein founded both American Shelter Corporation and Lightstone. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone, directing all aspects of the acquisition, financing and management of a diverse portfolio of multifamily, lodging, retail and industrial properties located in 20 states and Puerto Rico. From June 2004 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Officer of Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”) and Chief Executive Officer of Lightstone Value Plus REIT LLC, its advisor. From April 2008 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Offer of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”) and Lightstone Value Plus REIT II LLC, its advisor. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III”), and as Chief Executive Officer of Lightstone Value Plus REIT III LLC, its advisor.  From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Real Estate Income Trust Inc., (“Lightstone IV”), and as Chief Executive Officer of Lightstone Real Estate Income LLC, its advisor. From October 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Enterprises Limited (“Lightstone Enterprises”). Mr. Lichtenstein was the president and/or director of certain subsidiaries of Extended Stay Hotels, Inc. (“Extended Stay”) that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Lichtenstein is no longer affiliated with Extended Stay. From July 2015 to the present, Mr. Lichtenstein has served as a member of the Board of Directors of the New York City Economic Development Corporation, New York City’s primary economic development vehicle. Mr. Lichtenstein is on the Board of Governors of the Real Estate Board of New York, a Trustee of the Citizens Budget Commission, and is a Member of The Economic Club of New York and the Real Estate Roundtable, and Co-Chair of the Real Estate Capital Policy Advisory Committee. He is also a member of the Brookings Institution’s Economic Studies Council and a trustee of The Touro College and University System and sits on the Board Supervisory Committee for The New York Medical College. Mr. Lichtenstein is a founder of the Friendship House, an organization that provides housing for families of sick children and adults in the Greater New York City area. Mr. Lichtenstein is also a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group, as well as a member of the Board of Directors of Touro College and New York Medical College.

Our board of directors has concluded that Mr. Lichtenstein is qualified to serve as one of our directors for reasons including his more than 25 years of financial and general management experience, including significant experience in acquisition, disposition, management, and administration of commercial real estate investments.

Jeffrey P. Mayer, 62, has served as one of our independent directors since November 2007 and is chairman of our audit committee. Mr. Mayer previously served as a consultant serving the real estate industry and is the owner of Mayer Financial Consulting, LLC and is the firm’s sole employee. This firm was started in 2011 to provide consulting services to individuals and businesses primarily dealing with financial investments and real estate. From 2000 until 2007, Mr. Mayer was the Chief Financial Officer of ClubCorp, Inc., a holding company that owns and operates premier golf and business clubs and destination golf resorts. He previously served as Chief Financial Officer of Bristol Hotels & Resorts in Dallas, a position he held from 1996 until the company’s acquisition by Bass PLC in early 2000. Prior to joining Bristol, he was Corporate Controller at Host Marriott Corporation (formerly Marriott Corporation) and, prior to that, held various senior financial positions at Marriott Corporation. He also serves as treasurer and board member of the Georgia Chapter of The American Foundation for Suicide Prevention. In addition, he serves or has previously served as the Audit Committee chairman for three other organizations including both profit and not-for-profit entities. He was a board member of the Dallas Children’s Advocacy Center and chairman of its audit committee. A graduate of the College of William & Mary, he began his career as an accountant with Arthur Andersen LLP.

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

Cynthia Pharr Lee, 70, has served as one of our independent directors since November 2007. Ms. Lee has served as President of C. Pharr& Company, a marketing communications consulting firm since 1993, providing strategic brand, marketing and public relations services to many real estate, construction and design firms, in addition to other corporate clients. Ms. Lee serves as Chairman of Dala Communications and she was CEO of its predecessor firm, C. Pharr& Company, which provides strategic brand, marketing and public relations services to many real estate, construction and design clients. Ms. Lee also serves as an independent board member of AAA Auto Club of Southern California. From 1994 through February 2014, Ms. Lee served as a member of the board of directors of CEC Entertainment, Inc. (CEC-NYSE) and its audit and compensation committees. A co-founder of Texas Women Ventures Fund, Ms. Lee serves on the Fund’s Investment Advisory Committee. Ms. Lee is a former president of Executive Women of Dallas and former national chairman of the Counselor’s Academy of the Public Relations Society of America. From May 1989 through February 1993, Ms. Lee was President and Chief Executive Officer of Tracy Locke/Pharr Public Relations, a division of Omnicom (NYSE). Ms. Lee has earned designation as a Board Leadership Fellow of the National Association of Corporate Directors (NACD) and also has earned the CERT Certificate in Cybersecurity Oversight through a program sponsored by NACD and Carnegie Mellon University. She received her Bachelor of Science degree in English (summa cum laude) and her Master of Arts degree in English from Mississippi State University.

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

Steven Spinola, 70, has served as one of our independent directors since September 2017. Mr. Spinola served as President of the Real Estate Board of New York (“REBNY”) from 1986 and since July 2015 as its President Emeritus. Mr. Spinola is a recipient of the Harry B. Helmsley Distinguished New Yorker Award for a lifetime of achievement in the profession. Before becoming REBNY’s President, Mr. Spinola served as President of the New York City Public Development Corporation (now known as the New York City Economic Development Corporation) from 1983 to 1986. Mr. Spinola currently serves as an independent director on the Board of Directors of Lightstone IV. Mr. Spinola holds a Bachelor of Arts degree from the City College of New York with a concentration in political science and government. He attended the Harvard Business School/Kennedy School of Government Summer Program for Senior Managers in Government.

Our board of directors has concluded that Mr. Spinola is qualified to serve as one of our directors for reasons including his extensive experience in the real estate industry.

Executive Officers

In addition, the following individuals serve as our executive officers:

Mitchell Hochberg, 66, was appointed our Chief Executive Officer on September 28, 2017. Mr. Hochberg also serves as President and Chief Operating Officer of Lightstone I, Lightstone II, Lightstone III and Lightstone IV and their respective advisors. From October 2014 to the present, Mr. Hochberg has served as President of Lightstone Enterprises. Mr. Hochberg was appointed Chief Executive Officer of Behringer Harvard Opportunity REIT I, Inc. (“BH OPP I”) effective as of September 28, 2017. Prior to joining The Lightstone Group in August 2012, Mr. Hochberg served as principal of Madden Real Estate Ventures from 2007 to August 2012 when it combined with our sponsor. Mr. Hochberg held the position of President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States from early 2006 to early 2007 and prior to that Mr. Hochberg founded Spectrum Communities, a developer of luxury neighborhoods in the northeast of the United States, in 1985 where for 20 years he served as its President and Chief Executive Officer. Additionally, Mr. Hochberg serves on the board of directors of Orient-Express Hotels Ltd and as Chairman of the board of directors of Orleans Homebuilders, Inc. Mr. Hochberg received his law degree as a Harlan Fiske Stone Scholar from Columbia University School of Law and graduated magna cum laude from New York University College of Business and Public Administration with a Bachelor of Science degree in accounting and finance.

Seth Molod, 55, was appointed our Chief Financial Officer and Treasurer August 27, 2018. Mr. Molod also serves as Chief Financial Officer and Treasurer of Lightstone I, Lightstone II, Lightstone III and Lightstone IV. Mr. Molod also serves as the Executive Vice President and Chief Financial Officer of our Sponsor and as the Chief Financial Officer of our Advisor and the advisors of Lightstone I, Lightstone II, Lightstone III and Lightstone IV. Prior to joining the Lightstone Group in August of 2018, Mr. Molod served as an Audit Partner, Chair of Real Estate Services and on the Executive Committee of Berdon LLP, a full service accounting, tax, financial and management advisory firm (“Berdon”). Mr. Molod joined Berdon in 1989. He has extensive experience advising some of the nation’s most prominent real estate owners, developers, managers, and investors in both commercial and residential projects. Mr. Molod has worked with many privately held real estate companies as well as institutional investors, REITs, and other public companies. Mr. Molod is a licensed certified public accountant in New Jersey and New York and a member of the American Institute of Certified Public Accountants. Mr. Molod holds a Bachelor of Business Administration degree in Accounting from Muhlenberg College.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to the Company during and with respect to the fiscal year ended December 31, 2018 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2018.

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

Before July 1, 2017, we paid each of our directors who are Independent Directors as defined in our charter an annual retainer of $25,000. In addition, we paid the chairperson of the audit committee an annual retainer of $10,000 and the chairpersons of our nominating and compensation committees annual retainers of $5,000 each. These retainers were payable quarterly in arrears. In addition, we paid each of our directors who are Independent Directors as defined in our charter and under the rules and regulations of the Securities and Exchange Commission (a) $1,000 for each board of directors or permanent committee meeting attended in person, (b) $500 for each board of directors or permanent committee meeting attended by telephone, (c) $1,000 for each special committee meeting attended by phone or in person, and (c) $500 for each written consent considered by the director.

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. If a director is also an affiliate director, we do not pay compensation for services rendered as a director.

Director Compensation Table

The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2018:

Name	Fees Earned(1)
David Lichtenstein	$-
Andreas K. Bremer	$110,000
Diane S. Detering-Paddison	$86,250
Jeffrey F. Joseph	$86,250
Steven Spinola	$86,250
Jeffrey P. Mayer	$96,250
Cynthia Pharr Lee	$91,250

(1)	Includes fees earned for services rendered in 2018, regardless of when paid.

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

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee served as an officer or employee of the Company or any of our subsidiaries during the fiscal year ended December 31, 2018 or formerly served as an officer of the Company or any of our subsidiaries. In addition, during the fiscal year ended December 31, 2018, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers or directors serving as a member of our board of directors or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Effective December 19, 2017, we may no longer issue any awards under the Incentive Award Plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of March 15, 2019 regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, each of our executive officers, and our directors and executive officers as a group:

Name of Beneficial Owner(2)	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
David Lichtenstein	—	—
Andreas K. Bremer	—	—
Diane S. Detering-Paddison	—	—
Jeffrey P. Mayer	—	—
Cynthia Pharr Lee	—	—
Steven Spinola	—	—
Jeffrey F. Joseph	—	—
Mitchell Hochberg	—	—
Seth Molod	—	—
All directors and executive officers as a group (nine persons)	—	—

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 15, 2019. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	The address of our directors and officers is c/o Lightstone Value Plus Real Estate Investment Trust V, Inc., 1985 Cedar Bridge Avenue, Suite 1, Lakewood, New Jersey 08701.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

We pay acquisition and advisory fees of 1.5% of the amount paid in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets. In addition, we pay acquisition and advisory fees of 1.5% of the funds advanced in respect of a loan investment. During the year ended December 31, 2018, we incurred acquisition and advisory fees payable to Lightstone of approximately $1.0 million in connection with our acquisition of the Axis at Westmont. During the year ended December 31, 2017, we incurred acquisition and advisory fees payable to Lightstone of approximately $0.6 million in connection with our acquisition of the Flats at Fishers.

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

Our external advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the external advisor or its affiliates incur that are due to third parties or related to the additional services provided by our external advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. For the year ended December 31, 2018, we incurred approximately $0.1 million in acquisition expense reimbursements payable to Lightstone in connection with our one acquisition, the Axis at Westmont. For the year ended December 31, 2017, we incurred less than $0.1 million in acquisition expense reimbursements payable to Lightstone in connection with our one acquisition, the Flats at Fishers.

We generally pay our external advisor a debt financing fee of 0.5% of the amount available under any loan or line of credit made available to us and pay directly all third-party costs associated with obtaining the debt financing. During the year ended December 31, 2018 and 2017, we incurred debt financing fees of approximately $0.8 million and $0.2 million, respectively.

We pay a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable to us.  During the years ended December 31, 2018 and 2017, we did not incur any such fees.

We pay a monthly asset management fee of one-twelfth of 0.7% of the value of each asset. The value of our assets will be the value as determined in connection with the establishment and publication of a NAV per Share unless the asset was acquired after our publication of a NAV per Share (in which case the value of the asset will be the contractual purchase price of the asset). During each of the years ended December 31, 2018 and 2017, we incurred $1.6 million of asset management fees payable to the external advisor. The totals for the years ended December 31, 2018 and 2017 include asset management fees related to our disposed properties.

Our external advisor is responsible for paying all of the expenses it incurs associated with persons employed by the external advisor to the extent that they provide services related to us for which our external advisor receives an acquisition, asset management, or debt financing fee, including wages and benefits of the personnel. Instead of reimbursing our external advisor for specific expenses paid or incurred in connection with providing services to us, we pay our external advisor an administrative services fee, which is an allocation of a portion of the actual costs that the external advisor paid or incurred providing these services to us (renamed an administrative services reimbursement under the Lightstone Advisory Agreement). The administrative services fee/reimbursement is intended to reimburse the external advisor for all of the costs associated with providing services to us. For the calendar year ending December 31, 2017, the administrative services fee was $1.325 million annually, pro-rated for the first six months of the year and $1.3 million annually, pro-rated for the second six months of the year. For the period January 1, 2018 through June 10, 2018, the Administrative Services Fee is up to $1.3 million annually, pro-rated for the period. On June 10, 2018, the advisory management agreements were extended an additional year through June 10, 2019. For the period June 10, 2018 through June 10, 2019, the Administrative Services Fee is up to $1.29 million. The Administrative Service Fee is payable in four equal quarterly installments within 45 days of the end of each calendar quarter.  In addition, under the advisory management agreement, we are to reimburse the Advisor for certain due diligence services provided in connection with asset dispositions or debt financings separately from the administrative services fee. For each of the years ended December 31, 2018 and 2017, we incurred and expensed such costs for administrative services and due diligence services of approximately $1.3 million.

Notwithstanding the fees and cost reimbursements payable to our external advisor pursuant to our advisory management agreement, under our charter we may not reimburse the external advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the year ended December 31, 2018, our total operating expenses (including the asset management fee) exceeded the limit on total operating expenses; however, our independent directors determined the excess expenses were justified primarily as a result of the timing of the redeployment of our cash proceeds from asset sales and financings.

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

We pay our property manager and affiliate of our external advisor, fees for the management, leasing, and construction supervision of our properties which is 4.0% of gross revenues of the properties managed by our property manager. We pay our property manager an oversight fee equal to 0.5% of the gross revenues of the property managed for any property for which we contract directly with a third-party property manager.  In no event will our property manager or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay our property manager directly for its services, we will pay our property manager a management fee or oversight fee, as applicable, based only on our economic interest in the property.  During the years ended December 31, 2018 and 2017, we incurred and expensed property management fees or oversight fees of approximately $0.1 million and $0.2 million, respectively, payable to the property manager and affiliates of our external advisor.

We pay our property manager a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We incurred no construction management fees for the years ended December 31, 2018 and 2017.

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

Audit and Non-Audit Fees

The following table presents the aggregate fees billed to the Company for the years indicated by the Company’s principal accounting firms:

(in thousands)	2018	2017

Audit Fees (a)	$290	$239
Audit-Related Fees (b)	-	-
Tax Fees (c)	90	-

Total Fees	$380	$239

a)	Fees for audit services consisted of the audit of the Company’s annual consolidated financial statements, interim reviews of the Company’s quarterly consolidated financial statements and services normally provided in connection with statutory and regulatory filings including registration statement consents.

b)	Fees for audit related services related to audits of entities or subsidiaries that the Company already owns, has acquired or proposed to acquire.

c)	Fees for tax services.

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

Our audit committee approved all of the services provided by, and fees paid to, EisnerAmper LLP during the years ended December 31, 2018 and 2017.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed.

1.	Financial Statements

The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

2.	Financial Statement Schedules

None.

3.	Exhibits

The list of exhibits filed as part of this Annual Report on Form 10-K is submitted in the Exhibit Index following the financial statements in response to Item 601 of Regulation S-K.

(b)	Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto.

(c)	Financial Statement Schedules.

All financial statement schedules have been omitted because the required information of such schedules is not present, is not present in amounts sufficient to require a schedule, is not required or is included in the financial statements and related notes.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Dated: April 1, 2019	By:	/s/ MITCHELL HOCHBERG
Mitchell Hochberg
President
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 1, 2019	/s/ MITCHELL HOCHBERG
Mitchell Hochberg
President
Principal Executive Officer

April 1, 2019	/s/ DAVID LICHTENSTEIN
David Lichtenstein
Chairman of the Board of Directors

April 1, 2019	/s/ SETH MOLOD
Seth Molod
Chief Financial Officer
Principal Financial Officer

April 1, 2019	/s/ JEFFREY F. JOSEPH
Jeffrey F. Joseph
Director

April 1, 2019	/s/ ANDREAS K. BREMER
Andreas K. Bremer
Director

April 1, 2019	/s/ STEVEN SPINOLA
Steven Spinola
Director

April 1, 2019	/s/ JEFFREY P. MAYER
Jeffrey P. Mayer
Director

April 1, 2019	/s/ CYNTHIA PHARR LEE
Cynthia Pharr Lee
Director

April 1, 2019	/s/ DIANE S. DETERING-PADDISON
Diane S. Detering-Paddison
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus Real Estate Investment Trust V, Inc. (the “Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2017.

EISNERAMPER LLP

Iselin, New Jersey

April 1, 2019

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	December 31, 2018	December 31, 2017

Assets
Investment property:
Land and improvements	$46,175	$40,354
Building and improvements	194,726	157,073
Furniture, fixtures and equipment	6,285	5,812
Gross investment property	247,186	203,239
Less accumulated depreciation	(46,182)	(38,373)
Net investment property	201,004	164,866

Investment in unconsolidated joint venture	10,944	10,944
Cash and cash equivalents	29,607	52,147
Marketable securities, available for sale	14,386	-
Restricted cash	3,045	5,213
Prepaid expenses and other assets	5,471	2,994
Total Assets	$264,457	$236,164

Liabilities and Stockholders' Equity
Notes payable, net	$139,016	$89,921
Accounts payable, accrued and other liabilities	3,634	4,150
Payables to related parties	316	33
Distributions payable to noncontrolling interests	-	27
Accrued property tax	1,670	2,398
Total liabilities	144,636	96,529

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none issued and outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 23,431,408 and 24,646,494 shares issued and outstanding, respectively	2	2
Additional paid-in-capital	214,537	224,923
Accumulated other comprehensive loss	(217)	(27)
Accumulated deficit	(95,295)	(90,108)
Total Company stockholders' equity	119,027	134,790
Noncontrolling interests	794	4,845

Total Stockholder's Equity	119,821	139,635
Total Liabilities and Stockholders' Equity	$264,457	$236,164

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(dollars and shares in thousands, except per share amounts)

	For the Years Ended December 31,
	2018	2017

Revenues
Rental revenues	$27,511	$24,337
Hotel revenues	-	13,207
Total revenues	27,511	37,544
Expenses
Property operating expenses	10,151	8,855
Hotel operating expenses	-	9,299
Interest expense, net	6,119	6,129
Real estate taxes	4,522	4,343
Impairment charge	-	4,132
Property management fees	1,056	1,258
Asset management fees	1,610	1,782
General and administrative	3,815	4,512
Depreciation and amortization	9,653	9,618
Total expenses	36,926	49,928
Interest income, net	734	279
Income from investment in unconsolidated joint venture	-	17,931
Gain on early extinguishment of debt	2,778	-
Other income , net	2	8
Loss (gain) before gain on sale of real estate and income taxes	(5,901)	5,834
Gain on sale of real estate, net	537	21,605
Income (expense) tax benefit	(4)	1,604
Net (loss) income	(5,368)	29,043
Net loss (income) attributable to the noncontrolling interest	181	(4,485)
Net (loss) income attributable to the Company's shares	$(5,187)	$24,558
Weighted average shares outstanding:
Basic and diluted	24,177	24,950
Basic and diluted (loss) income per share	$(0.21)	$0.98
Comprehensive (loss) income:
Net (loss) income	$(5,368)	$29,043
Other comprehensive (loss) income:
Holding loss on marketable securities	(189)	-
Foreign currency translation (loss) gain	(1)	468
Total other comprehensive (loss) income	(190)	468
Comprehensive (loss) income	(5,558)	29,511
Comprehensive loss (income) attributable to noncontrolling interest	181	(4,485)
Comprehensive (loss) income attributable to the Company's shares	$(5,377)	$25,026

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2018 and 2017

(dollars and shares in thousands)

					Additional
	Convertible Stock		Common Stock		Paid-In		Accumulated Other	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Comprehensive Loss	Interests	Equity

BALANCE, December 31, 2016	1	$-	25,219	$3	$227,891	$(114,666)	$(495)	$5,906	$118,639

Net income	-	-	-	-	-	24,558	-	4,485	29,043
Contributions from noncontrolling interest	-	-	-	-	-		-	55	55
Distributions to noncontrolling interest holders	-	-	-	-	-	-	-	(5,601)	(5,601)
Redemption and cancellation of shares	-	-	(572)	(1)	(2,968)	-	-	-	(2,969)
Foreign currency translation gain	-	-	-	-	-	-	468	-	468

BALANCE, December 31, 2017	1	$-	24,647	$2	$224,923	$(90,108)	$(27)	$4,845	$139,635

Net loss	-	-	-	-	-	(5,187)	-	(181)	(5,368)
Contributions from noncontrolling interest holders	-	-	-	-	-	-	-	76	76
Distributions to noncontrolling interest holders	-	-	-	-	-	-	-	(3,775)	(3,775)
Redemption and cancellation of shares	-	-	(1,215)	-	(8,627)	-	-	-	(8,627)
Acquisition of noncontrolling interest in a subsidiary	-	-	-	-	(1,759)	-	-	(171)	(1,930)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	-	-	-	(189)	-	(189)
Foreign currency translation loss	-	-	-	-	-	-	(1)	-	(1)

BALANCE, December 31, 2018	1	$-	23,432	$2	$214,537	$(95,295)	$(217)	$794	$119,821

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2018 and 2017

(dollars in thousands)

	For the Year Ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,368)	$29,043
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,653	9,618
Amortization of deferred financing fees	389	509
Loss on sale of marketable securities	7	-
Gain on extinguishment of debt	(2,778)	-
Impairment charge	-	4,132
Income from investment in unconsolidated joint venture	-	(17,931)
Gain on sale of real estate	(537)	(21,605)
Other non-cash adjustments, net	174	(746)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	(3,068)	75
Increase (decrease) in accounts payable, and accrued and other liabilities	3,024	(81)
Increase (decrease) in payables to related parties	283	(337)
Net cash provided by operating activities	1,779	2,677

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(26,154)	(38,085)
Net proceeds from sale of real estate and other assets	-	24,047
Cash transferred in foreclosure	(1,779)	-
Purchase of marketable securities	(16,831)	-
Proceeds from sale of marketable securities	2,249	-
Acquired restricted escrow deposits	339	-
Acquisition of noncontrolling interest in a subsidiary	(1,930)
Distributions from unconsolidated joint venture	-	21,645
Net cash (used in) provided by investing activities	(44,106)	7,607
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	90,374	36,000
Payments on notes payable	(57,867)	(52,630)
Payment of loan fees and expenses	(2,534)	(1,465)
Redemptions of common stock	(8,627)	(2,969)
Contributions from noncontrolling interest holders	76	55
Distributions to noncontrolling interest holders	(3,802)	(5,595)
Net cash provided by (used in) financing activities	17,620	(26,604)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1)	468
Net change in cash, cash equivalents and restricted cash	(24,708)	(15,852)
Cash, cash equivalents and restricted cash, beginning of year	57,360	73,212
Cash, cash equivalents and restricted cash, end of year	$32,652	$57,360

Supplemental cash flow information for the years indicated is as follows:

Cash paid for interest, net of amounts capitalized	$4,020	$5,878
Holding loss on marketable securities, available for sale	$189	$-
Debt assumed by buyer in connection with disposition of investment property	$-	$36,000
Mortgage assumed for acquisition	$37,600	$-
Assets transferred due to foreclosure	$18,061	$-
Liabilities extinguished in foreclosure	$22,618	$-
Capital expenditures for real estate in accrued liabilities and accounts payable	$164	$51
Accrued distributions to noncontrolling interest	$-	$27

See Notes to Consolidated Financial Statements.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

1. Business and Organization

Business

Lightstone Value Plus Real Estate Investment Trust V, Inc. which was previously named Behringer Harvard Opportunity REIT II, Inc., prior to July 20, 2017 (which may be referred to as the “Company,” “we,” “us,” or “our”), was organized as a Maryland corporation on January 9, 2007 and has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes.

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  We have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily.  We have purchased existing, income-producing properties, and newly-constructed properties. We have also invested in other real estate-related investments such as mortgage and mezzanine loans. We intend to hold the various real properties in which we have invested until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. As of December 31, 2018, we had eight real estate investments, seven of which were consolidated (three wholly owned properties and four properties consolidated through investments in joint ventures) and one real estate investment which we account for under the equity method.

Substantially all of our business is conducted through Lightstone REIT V OP LP, which was previously named Behringer Harvard Opportunity OP II LP, a limited partnership organized in Delaware (the “Operating Partnership”).  As of December 31, 2018, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner.  As of December 31, 2018, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

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

In connection with our initial capitalization, we issued 22.5 thousand shares of our common stock and 1.0 thousand shares of our convertible stock to Behringer on January 19, 2007. Behringer transferred its shares of convertible stock to one of its affiliates on April 2, 2010. Behringer's affiliate transferred its shares of convertible stock to an affiliate of Lightstone on February 10, 2017. As of December 31, 2018, we had 24.6 million shares of common stock outstanding and 1.0 thousand shares of convertible stock outstanding. The outstanding convertible stock is held by an affiliate of Lightstone.

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

Accounting for Acquisitions of Investment Property

The cost of the real estate assets acquired in an asset acquisition is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, based in each case on their relative fair values. Fees incurred related to asset acquisitions are capitalized as part of the cost of the investment.

Upon the acquisition of real estate properties that meet the definition of a business, we recognize the assets acquired, the liabilities assumed and any noncontrolling interest as of the acquisition date, measured at their fair values. The acquisition date is the date on which we obtain control of the real estate property. The assets acquired and liabilities assumed may consist of land, inclusive of associated rights, buildings, assumed debt, identified intangible assets and liabilities, and asset retirement obligations. Identified intangible assets generally consist of above-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions, and tenant relationships. Identified intangible liabilities generally consist of below-market leases. Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of the identifiable net assets acquired. Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired. Acquisition-related costs are expensed in the period incurred. Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

Lightstone Real Estate Investment Trust V, Inc.

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

Restricted Cash

As required by our lenders, restricted cash is held in escrow accounts for anticipated capital expenditures, real estate taxes, and other reserves for certain of our consolidated properties. Capital reserves are typically utilized for non-operating expenses such as tenant improvements, leasing commissions, and major capital expenditures. Alternatively, a lender may require its own formula for an escrow of capital reserves. Restricted cash may also include certain funds temporarily placed in escrow with qualified intermediaries to facilitate potential like-kind exchange transactions in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

We adopted Financial Accounting Standards Board (“FASB”) guidance which changed the presentation of our statements of cash flows and related disclosures for all periods presented and accordingly, the following is a summary of our cash, cash equivalents, and restricted cash total as presented in our consolidated statements of cash flows for the periods presented:

	December 31,
	2018	2017
Cash and cash equivalents	$29,607	$52,147
Restricted cash	3,045	5,213
Total cash, cash equivalents and restricted cash	$32,652	$57,360

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

Lightstone Real Estate Investment Trust V, Inc.

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

During the year ended December 31, 2018, we did not record any impairment charges. During the year ended December 31, 2017, we recorded a non-cash impairment charge of $4.1 million to reduce the carrying value of our investment in 22 Exchange, a student housing property with a retail component located in Akron, Ohio, to its estimated fair value. This charge was attributable to certain events; including the loss of our anchor retail tenant during the fourth quarter of 2017 and the lender’s notice to us that it would begin sweeping the cash from operations for this property effective January 2018.  In estimating the fair value of 22 Exchange, we used management’s internal discounted cash flow analyses prepared with consideration of the local market.

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

Lightstone Real Estate Investment Trust V, Inc.

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

Hotel revenues consisted primarily of guest room, food and beverage, and other ancillary revenues such as laundry and parking at hotel properties. Hotel revenues were recognized as the services were rendered. During the periods presented, our hotel revenues were derived from the operations of the Courtyard Kauai Coconut Beach Hotel, which was sold on August 15, 2017.

Other Assets

Other assets primarily consist of deposits, receivables and intangible assets related to our consolidated properties.

Deferred Financing Fees

The Company will capitalize initial direct costs associated with financing activities. The costs will be capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan. Amortization of deferred loan costs will begin in the period during which the loan is originated using the effective interest method over the term of the loan. The Company capitalizes initial direct costs associated with leasing activities. The costs are capitalized upon the execution of the lease and amortized over the initial term of the corresponding lease.

Deferred financing fees are recorded at cost, accounted for as a reduction to notes payable and amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt. Deferred financing fees, net were $2.4 million and $0.4 million as of December 31, 2018 and 2017, respectively. Accumulated amortization of deferred financing fees was $0.6 million and $2.2 million as of December 31, 2018 and 2017, respectively.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and have qualified as a REIT since the year ended December 31, 2008. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax at the corporate level. We are organized and operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code and intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. Taxable income from non-REIT activities managed through a taxable REIT subsidiary (“TRS”) is subject to applicable federal, state, and local income and margin taxes. We currently have no taxable income associated with a TRS. Our operating partnerships are flow-through entities and are not subject to federal income taxes at the entity level.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

During the third quarter of 2017, we recorded an aggregate income tax benefit of approximately $1.6 million consisting of (i) a refund of foreign income tax of approximately $0.8 million and (ii) the reversal of our previously estimated taxes payable on the 2015 sale of two foreign investments of $0.8 million.

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

The Euro was the functional currency for the operations of Alte Jakobstraße (“AJS”) and Holstenplatz, which were two foreign investments we sold in 2015. As a result of the sale of AJS and Holstenplatz, we no longer have foreign operations. However, subsequent to their sale, we still maintained a Euro-denominated bank account that was comprised primarily of the remaining undistributed proceeds from the sale of these properties, which we translated into U.S. dollars at the current exchange rate at each reporting period. As of December 31, 2017, we maintained approximately $0.4 million in Euro-denominated accounts, which were included in cash and cash equivalents on our consolidated balance sheets. As of December 31, 2018, we had no remaining amounts in Euro-denominated accounts. For the years ended December 31, 2018 and 2017, the foreign currency translation adjustment was a loss of less than $0.1 million and a gain of $0.5 million, respectively.

Concentration of Credit Risk

At December 31, 2018 and 2017, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Geographic and Asset Type Concentration

Our investments may at times be concentrated in certain asset types that are subject to higher risk of foreclosure, or secured by assets concentrated in a limited number of geographic locations. For the year ended December 31, 2018, excluding 22 Exchange, the investment we disposed of in 2018, approximately 27.4%, 13.1%, 20.7%, 2.1%, 22.3% and 14.4% of our total revenues were derived from our properties located in Florida, Texas, Tennessee, Illinois, Georgia and Indiana, respectively. Additionally, excluding the investment we disposed of in 2018, approximately 68.5%, 22.3% and 9.2% of our total revenues were from our multifamily properties, student housing properties and medical office building, respectively. To the extent that our portfolio is concentrated in limited geographic regions or types of assets, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to fund our operations.

Lightstone Real Estate Investment Trust V, Inc.

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

During 2018, the Company paid $1.9 million for the 6.0% membership interest held by a minority owner in Arbors Harbor Town and as a result, now owns 100.0% of this property.

Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, net (loss) income per share is calculated by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the applicable period.

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

3. New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective January 1, 2018, the Company adopted guidance issued by the FASB that that requires companies to measure investments in equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income, using a modified-retrospective transition method. Since the Company had no investments in equity securities, except those accounted for under the equity method prior to January 1, 2018, the adoption of this standard had no effect on its consolidated financial statements when adopted.

Effective January 1, 2018, the Company adopted guidance issued by the FASB that clarifies the definition of a business and assists in the evaluation of whether a transaction will be accounted for as an acquisition of an asset or as a business combination. The guidance provides a test to determine when a set of assets and activities acquired is not a business. When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. Additionally, assets acquired, liabilities assumed, and any noncontrolling interest will be measured at their relative fair values.  The Company anticipates acquisitions of real estate assets, if any, will likely qualify as an asset acquisition. Therefore, any transaction costs associated with an asset acquisition will be capitalized and accounted for in accordance with this guidance. As a result of this guidance, during the year ended December 31, 2018, the Company capitalized $1.1 million of transaction costs associated with the acquisition of the Axis at Westmont, which qualified as an asset acquisition, as opposed to expensing these costs.

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

Lightstone Real Estate Investment Trust V, Inc.

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

In February 2016, the FASB issued an accounting standards update which supersedes the existing lease accounting model, and modifies both lessee and lessor accounting. The new guidance will require lessees to recognize a liability to make lease payments and a right-of-use asset, initially measured at the present value of lease payments, for both operating and financing leases, with classification affecting the pattern of expense recognition in the statement of operations. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. The standard offers several practical expedients for transition and certain expedients specific to lessees or lessors. Both lessees and lessors are permitted to make an election to apply a package of practical expedients available for implementation under the standard. The Company intends to apply the package of practical expedients and certain other transition expedients. For transition, the Company intends to recognize all effects of transition in the beginning of the adoption reporting period on January 1, 2019. The adoption of this standard will result in the recognition of right-of-use assets and related lease liability accounts on the consolidated balance sheet but will not have a material effect on our consolidated financial position or our results of operations.

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

4. Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the date indicated:

	As of December 31, 2018
Debt securities:	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate and Government Bonds	$14,575	$15	$(204)	$14,386

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of December 31, 2018, the Company did not recognize any impairment charges.

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

The fair values of the Company’s investments in Debt Securities are measured using quoted prices for these investments; however, the markets for these assets are not active. As of December 31, 2018, all of the Company’s Debt Securities were classified as Level 2 assets and there were no transfers between the level classifications during the year ended December 31, 2018.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of December 31, 2018
Due in 1 year	$2,835
Due in 1 year through 5 years	10,670
Due in 5 years through 10 years	881
Due after 10 years	-
Total	$14,386

Nonrecurring Fair Value Measurements

During the year ended December 31, 2017, we recorded a $4.1 million non-cash impairment charge as a result of a measurable decrease in the fair value of 22 Exchange, which was one of our student housing investments that also had a retail component. In estimating the fair value of 22 Exchange, we used management’s internal discounted cash flow analysis prepared with consideration of the local market. The discounted cash flow estimate was considered Level 3 under the fair value hierarchy described above.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during the year ended December 31, 2017:

For the year ended December 31, 2017	Level 1	Level 2	Level 3	Total Fair Value	Loss
Assets
Buildings and improvements, net(1)	$—	$—	$19.0 million	$19.0 million	$(4.1 million)

(1)	We recorded non-cash impairment charge of $4.1 million during the year ended December 31, 2017 as a result of a measurable decrease in the fair value of 22 Exchange.

Quantitative Information about Level 3 Fair Value Measurements

Description	Fair Value as of December 31, 2017	Valuation Techniques	Unobservable Input
Buildings and improvements, net(1)	$19.0 million	Discounted cash flow	Discount rate Terminal capitalization rate	8.0% 7.0%

(1)	We recorded a non-cash impairment charge of $4.1 million during the year ended December 31, 2017 on our investment in 22 Exchange, which was one of our student housing investments.

We did not record any impairment charges during the year ended December 31, 2018.

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

As of December 31, 2018 and 2017, management estimated that the carrying value of cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable, accrued and other liabilities, payables to related parties, distributions payable to noncontrolling interests and accrued property tax were at amounts that reasonably approximated their fair value based on their highly-liquid nature and short-term maturities.

The fair value of the notes payable is categorized as a Level 2 in the fair value hierarchy. The fair value was estimated using a discounted cash flow analysis valuation on the estimated borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2018 and 2017.

Carrying amounts of our notes payable and the related estimated fair value as follows:

	As of December 31, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable	$141,423	$140,986	$90,321	$91,449

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

6. Real Estate and Real Estate-Related Investments

As of December 31, 2018, we consolidated seven real estate assets. The following table presents certain information about our consolidated investments as of December 31, 2018:

Property Name	Description	Location	Date Acquired	Ownership Interest
Gardens Medical Pavilion	Medical office building	Palm Beach Gardens, Florida	October 20, 2010	81.8%
River Club and the Townhomes at River Club	Student housing	Athens, Georgia	April 25, 2011	85%
Lakes of Margate	Multifamily	Margate, Florida	October 19, 2011	92.5%
Arbors Harbor Town(1)	Multifamily	Memphis, Tennessee	December 20, 2011	100%
Parkside Apartments (“Parkside”)	Multifamily	Sugar Land, Texas	August 8, 2013	90%
Flats at Fishers Fishers	Multifamily	Fishers, Indiana	November 30, 2017	100%
Axis at Westmont Fishers	Multifamily	Westmont, Illinois	November 27, 2018	100%

Note:

(1)	On December 28, 2018, we acquired the noncontrolling member’s 6% ownership interest in Arbors Harbor Town for $1.9 million and as a result, now own 100% of this property.

Real Estate Asset Acquisitions

Axis at Westmont

On November 27, 2018, the Company completed the acquisition of the Axis at Westmont, a 400-unit multifamily property located in Westmont, Illinois from an unrelated third party, for an aggregate purchase price of approximately $59.3 million, excluding closing and other related transaction costs. In connection with the acquisition, the Company assumed approximately $37.6 million of debt and paid approximately $21.7 million of cash and the Company’s advisor received an acquisition fee equal to 1.75% of the contractual purchase price, approximately $1.0 million.

The Company determined this acquisition was an asset acquisition and allocated the total purchase price, including closing costs and the acquisition fee, to the assets acquired based on relative fair value. Approximately $7.8 million was allocated to land and improvements, $52.1 million was allocated to building and improvements, and $0.5 million was allocated to in-place lease intangibles.

The capitalization rate for the acquisition of the Axis at Westmont was approximately 5.45%. The Company calculates the capitalization rate for a real property by dividing the net operating income (“NOI”) of the property by the purchase price of the property, excluding costs. For purposes of this calculation, NOI was based upon the year ended December 31, 2017. Additionally, NOI is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

Flats at Fishers

On November 30, 2017, we acquired the Flats at Fishers, a 306-unit multifamily property located in Fishers, Indiana from an unrelated third party for an aggregate purchase price of approximately $36.9 million, excluding closing and other related transaction costs. In connection with the acquisition, we incurred and expensed an aggregate of approximately $0.6 million in acquisition fees and acquisition expense reimbursements payable to Lightstone. The acquisition was funded with (i) approximately $27.0 million of funds that had been temporarily held in escrow by a qualified intermediary in connection with the sale of the Courtyard Kauai Coconut Beach and (ii) available cash.

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

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

The capitalization rate for the acquisition of the Flats at Fishers was approximately 3.8%. For purposes of this calculation, NOI was based upon the twelve-month period ended June 30, 2017.

Financial Information

The following table provides the total amount of rental revenue and net income included in the Company’s consolidated statements of operations from the Axis at Westmont and the Flats at Fishers since their respective dates of acquisition for the periods indicated:

	For the Years Ended December 31,
	2018	2017
Rental revenue	$4,197	$245
Net loss	$(367)	$(789)

The following table provides unaudited pro forma results of operations for the periods indicated, as if the Axis at Westmont and the Flats at Fishers had been acquired at the beginning of the earliest period presented. Such pro forma results are not necessarily indicative of the results that actually would have occurred had these acquisitions been completed on the dates indicated, nor are they indicative of the future operating results of the combined company.

	For the Years Ended December 31,
	2018	2017
Pro forma rental revenue	$32,790	$45,489
Pro forma net (loss) income attributable to the Company's shares	$(6,310)	$21,794
Pro forma net (loss) income per share, basic and diluted	$(0.26)	$0.87

Real Estate Asset Dispositions - Continuing Operations

The following dispositions did not represent a strategic shift that had a major effect on the Company’s operations and financial results and therefore did not qualify to be reported as discontinued operations and their operating results are reflected in the Company’s results from continuing operations in the consolidated statements of operations for all periods presented through their respective dates of disposition:

22 Exchange

On December 28, 2018, the Company and the 10.0% noncontrolling member relinquished their ownership of 22 Exchange, a student housing complex with a retail component, located in Akron, Ohio through a deed-in-lieu of foreclosure transaction with the lender. Upon extinguishment of the mortgage debt obligation, we recognized a $2.8 million gain on extinguishment of debt representing the difference between the carrying value of the mortgage debt, accrued interest payable and other obligations extinguished (an aggregate of $22.6 million) over the carrying value of the property and other assets transferred (an aggregate of $19.8 million) less an additional $0.1 million of expenses incurred in connection with the disposition.

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

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

In connection with the sale of the Courtyard Kauai Coconut Beach Hotel, approximately $27.0 million of funds were placed in escrow with a qualified intermediary in order to facilitate potential like-kind exchange transactions in accordance with Section 1031 of the Internal Revenue Code. These funds were subsequently used in connection with our acquisition of the Flats at Fishers on November 30, 2017, as discussed above.

Gain on Sale of Real Estate

During 2018 the Company recognized an aggregate gain of $0.5 million related to the receipt of certain escrow reimbursements from the finalization of an insurance claim for Lakewood Flats, which was disposed of in August 2016.

During the year ended December 31, 2017, in addition to the gain on sale of real estate of $20.9 million disclosed above, we recognized an aggregate gain of $0.7 million related to the receipt of certain escrow reimbursements from the insurance claim for Lakewood Flats.

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

Pursuant to the terms of the mezzanine loan, we participate in the residual interests of Prospect Park attributable to a sale or refinancing even though we have no actual ownership interest. We evaluated this ADC Arrangement and determined that its characteristics were similar to a jointly-owned investment or partnership. Accordingly, our investment, which is a variable interest entity (“VIE”) is accounted for as an unconsolidated joint venture under the equity method of accounting instead of loan accounting.

On December 15, 2017, the Borrower sold Prospect Park to an unrelated third-party for a contractual sales price of approximately $100.5 million. In connection with the sale, the Borrower repaid the Senior Construction Loan in full and we received aggregate proceeds of approximately $21.6 million representing the repayment in full of the outstanding principal and accrued interest due on our mezzanine loan. Additionally, the Borrower has placed approximately $15.1 million of the net proceeds from the sale into an escrow account to be used for settlement of the amount due to us for our participation in the residual interests of Prospect Park. The carrying value of our unconsolidated investment in Prospect Park, which represented the minimum amount payable to us for our participation in the residual interests of Prospect Park, was $10.9 million as of both December 31, 2018 and 2017, respectively. In January 2019, the Company received proceeds of approximately $10.9 million, representing the minimum amount payable for our participation in the residual interests of Prospect Park, any additional amounts received will be recognized upon receipt.

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

We did not record any equity earnings related to our unconsolidated investment in Prospect Park for the year ended December 31, 2018. For the year ended December 31, 2017, we recorded equity earnings of $17.9 million related to our unconsolidated investment in Prospect Park.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

8. Variable Interest Entities

Consolidated VIEs

The Company consolidates the Operating Partnership, Gardens Medical Pavilion, LLC through BH-AW-Florida MOB Venture, LLC, and SL Parkside Apartments, LLC, which are VIEs, for which we are the primary beneficiary. Generally, a VIE is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A limited partnership, or legal entities such as an LLC, are considered a VIE when the majority of the limited partners unrelated to the general partner possess neither the right to remove the general partner without cause, nor certain rights to participate in the decisions that most significantly affect the financial results of the partnership. In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; and the similarity with and significance to our business activities and the business activities of the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

9. Notes Payable

The following table sets forth information on our notes payable as of December 31, 2018 and 2017:

Property	Interest Rate	Weighted Average Interest Rate as of December 31, 2018	Maturity Date	Amount Due at Maturity	As of December 31, 2018	As of December 31, 2017

River Club and the Townhomes at River Club	LIBOR + 1.78%	3.93%	May 1, 2025	$28,419	$30,359	$-

River Club and the Townhomes at River Club	(Repaid in full on May 1, 2018)				-	23,511

Gardens Medical Pavilion	LIBOR + 1.90%	3.61%	June 1, 2021	12,300	12,900	-

Lakes of Margate	5.49% and 5.92%	5.75%	January 1, 2020	13,384	13,687	13,973

Arbors Harbor Town	(Repaid in full on December 28, 2018)				-	24,153

Arbors Harbor Town	4.53%	4.53%	December 28, 2025	29,000	29,000	-

22 Exchange	(Extinguished through a deed-in-lieu of foreclosure on December 28, 2018)				-	18,963

Parkside	4.45%	4.45%	June 1, 2025	15,782	17,877	-

Parkside	(Repaid in full on June 1, 2018)				-	9,721

Axis at Westmont	4.39%	4.39%	February 1, 2026	34,343	37,600	-

Total notes payable		4.28%		$133,228	141,423	90,321

Less: Deferred financing costs					(2,407)	(400)

Total notes payable, net					$139,016	$89,921

Debt Transactions

On May 1, 2018, the Company entered into a non-recourse mortgage loan (the “River Club Mortgage”) in the amount of $30.4 million. The River Club Mortgage has a term of seven years, bears interest at Libor plus 1.78% and requires monthly interest-only payments during the first five years and interest and principal payments pursuant to a 30-year amortization schedule for the remaining two years through its stated maturity with the entire unpaid balance due upon maturity. The River Club Mortgage is cross-collateralized by the River Club and the Townhomes at River Club. At closing, approximately $23.4 million of the proceeds from the River Club Mortgage were used to repay in full the existing non-recourse mortgage loan.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

On June 1, 2018, the Company entered into a non-recourse mortgage loan (the “Parkside Mortgage”) in the amount of $18.0 million. The Parkside Mortgage has a term of seven years, bears interest at 4.45% and requires monthly interest and principal payments pursuant to a 30-year amortization schedule through its stated maturity with the entire unpaid balance due upon maturity. The Parkside Mortgage is collateralized by Parkside. At closing, approximately $9.6 million of the proceeds from the Parkside Mortgage were used to repay in full the existing non-recourse mortgage loan.

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

On November 27, 2018, the Company assumed a non-recourse mortgage loan (the “Axis at Westmont Mortgage”) in the amount of $37.6 million. The Axis at Westmont Mortgage is secured by a first mortgage lien on the assets of the Axis at Westmont, bears interest at a fixed annual rate of 4.39% and requires monthly interest only payments until March 1, 2021, at which time monthly principal and interest payments of $188,064 are required. Any unpaid principal and interest is due on the maturity date, February 1, 2026. The Company has the right to prepay the entire outstanding amount of the loan provided that if prepayment is made prior to November 1, 2025, a prepayment premium is required. The fair value of the Axis at Westmont Mortgage approximated its outstanding balance as of the date of assumption.

On December 28, 2018, the Company entered into a non-recourse mortgage loan (the “Arbors Harbor Town Mortgage”) in the amount of $29.0 million. The Arbors Harbor Town Mortgage has a term of seven years, bears interest at 4.53% and requires monthly interest payments through its stated maturity with the entire unpaid balance due upon maturity. The Arbors Harbor Town Mortgage is collateralized by the Arbors Harbor Town. At closing, approximately $23.7 million of the proceeds from the Arbors Harbor Town Mortgage were used to repay in full the existing non-recourse mortgage loan and an additional $1.9 million of the proceeds were used to acquire the 6.0% membership interest in the property held by a minority owner, and as a result, we now own 100.0% of this property.

Debt Compliance

The Company’s loan agreements stipulate that it complies with certain reporting and financial covenants. The Company is currently in compliance with all of its debt covenants.

The Company did not meet the debt service coverage requirements for its 22 Exchange loan for all of the quarterly periods in 2017 and as a result, the lender elected to sweep the cash from operations beginning in January 2018. Additionally, the cash flow from operations was not sufficient to fully pay the scheduled monthly debt service due on January 5, 2018, which constituted an event of default, and therefore the 22 Exchange loan which was scheduled to mature in May 2023 became due on demand. The Company received notice on January 9, 2018 that the 22 Exchange loan had been transferred to a special servicer effective immediately. Subsequently, the special servicer placed the property in receivership and commenced foreclosure proceedings. On December 28, 2018, the Company and the 10.0% noncontrolling member relinquished their ownership of 22 Exchange through a deed-in-lieu of foreclosure transaction with the lender. Upon relinquishment of the property, the Company was relieved of approximately $22.6 million of mortgage obligations, including accrued and unpaid interest associated with the mortgage loan and other liabilities.

The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of December 31, 2018.

	2019	2020	2021	2022	2023	Thereafter	Total

Principal maturities	$831	$13,924	$13,235	$948	$1,582	$110,903	$141,423

Less: deferred financing costs							(2,407)

Total notes payable, net							$139,016

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

In addition, the Company’s non-recourse mortgage loan secured by the Lakes of Margate (outstanding principal balance of $13.7 million as of December 31, 2018) matures in January 2020. We currently expect to refinance all or a portion of this maturing indebtedness on or before its scheduled maturity. However, if we are unable to refinance the outstanding indebtedness at favorable terms, we will look to repay the outstanding balance with available cash and/or proceeds from selective asset sales.

10. Leasing Activity

Future minimum base rental payments of our office property, Gardens Medical Pavilion, due to us under non-cancelable leases in effect as of December 31, 2018 are as follows:

Year	Amount Due
2019	$1,395
2020	1,184
2021	1,113
2022	968
2023	889
Thereafter	943
Total	$6,492

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

For the year ended December 31, 2018, we had estimated federal taxable income of approximately $11.2 million. However, we expect to fully offset this taxable income with our federal net operating loss (“NOL”) carryovers from 2017, and as a result, have remaining estimated federal NOL carryovers of approximately $0.2 million as of December 31, 2018. We did not pay any distributions during the year ended December 31, 2018. During the year ended December 31, 2018, we recorded no income tax expense.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

For the year ended December 31, 2017, we had a federal taxable income of approximately $1.8 million and had remaining federal NOL carryovers of approximately $11.4 million as of December 31, 2017. We did not pay any distributions during the year ended December 31, 2017. Additionally, during the year ended December 31, 2017, we recorded an aggregate income tax benefit of approximately $1.6 million consisting of (i) a refund of foreign income tax of approximately $0.8 million and (ii) the reversal of our previously estimated taxes payable $0.8 million related to the sales of AJS and Holstenplatz.

We have a TRS which is subject to federal and state income taxes. As of December 31, 2018, our TRS had NOL carryforwards of approximately $5.0 million which expire in years 2030 to 2035. Because NOL’s are subject to certain change of ownership, continuity of business, and separate return year limitations, and because it is unlikely the available NOL’s will be utilized or because we consider any amounts possibly utilized to be immaterial, no benefits related to these NOL’s have been recognized in our consolidated financial statements. We have no significant temporary differences or tax credits associated with our TRS.

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

12. Stockholders’ Equity

Capitalization

As of December 31, 2018, our authorized capital was 350,000,000 shares of common stock, 50,000,000 shares of preferred stock, and 1,000 shares of convertible stock. All shares of such stock have a par value of $.0001 per share.

As of December 31, 2018, we had issued 26.7 million shares of our common stock, including 2.2 million shares issued through the DRP. As of December 31, 2018, we had redeemed 3.3 million shares of our common stock and had 23.4 million shares of common stock outstanding. As of December 31, 2018, we had 1,000 shares of convertible stock held by an affiliate of Lightstone.

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

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

Share Redemption Program and Redemption Price

Our board of directors has adopted a share redemption program that permits stockholders to sell their shares back to us, subject to the significant conditions and limitations of the program.  Our board of directors can amend the provisions of our share redemption program at any time without the approval of our stockholders.

From our inception through December 31, 2017, we had redeemed 2.1 million shares of our common stock at an average price per share of $6.89 per share. During 2018, we redeemed approximately 1.2 million shares of our common stock at an average price per share of $7.10 per share.

The terms on which we redeemed shares prior to July 1, 2018 differed between redemptions upon a stockholder’s death, “qualifying disability” (as defined in the share redemption program) or confinement to a long-term care facility (collectively, “Exceptional Redemptions”) and all other redemptions (“Ordinary Redemptions”).

Prior to July 1, 2018, the per share redemption price for Ordinary Redemptions and Exceptional Redemptions was equal to the lesser of 80% and 90%, respectively, of (i) the then current estimated net asset value per share of common stock (“NAV per Share”) and (ii) the average price per share the investor paid for all of his shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) less the Special Distributions (as defined in the share redemption program).

On August 9, 2017, our board of directors adopted a Fourth Amended and Restated Share Redemption Program (the “Fourth Amended Share Redemption Program”) which became effective July 1, 2018. The material changes made to the program were as follows. We no longer process redemptions upon death, “qualifying disability,” or confinement to a long-term care facility on terms different than those on which we process all other redemptions. The price at which we redeem shares submitted for redemption will be a percentage of the estimated NAV per Share as of the Effective Date (as defined in the Fourth Amended Share Redemption Program), as follows:

For Redemptions with an Effective Date Between
July 1, 2018 and June 30, 2019:	92.5% of the estimated NAV per Share
July 1, 2019 and June 30, 2020:	95.0% of the estimated NAV per Share
July 1, 2020 and June 30, 2021:	97.5% of the estimated NAV per Share
Thereafter:	100% of the estimated NAV per Share

Pursuant to the terms of the Fourth Amended Share Redemption Program, any shares approved for redemption are redeemed on a periodic basis as determined from time to time by our board of directors, and no less frequently than annually.  We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, the cash available for redemptions is limited to no more than $10.0 million in any twelve-month period.  Any redemption requests are honored pro rata among all requests received based on funds available and are not honored on a first come, first served basis.

On December 28, 2018, our board of directors adopted a Fifth Amended and Restated Share Redemption Program (the “Fifth Amended Share Redemption Program”) which became effective on January 31, 2019. The only material change to the program was to change the measurement period for the limitations on the number and dollar amount of shares that may be accepted for redemption from a rolling 12 month-period to a calendar year. On March 26, 2019, our board of directors set the cash available for redemptions at $2.5 million for the quarterly period ended March 31, 2019.

Lightstone Real Estate Investment Trust V, Inc.

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

We did not make any distributions to our stockholders during the years ended December 31, 2018 and 2017.

13. Related Party Transactions

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

We pay acquisition and advisory fees of 1.5% of the amount paid in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets. In addition, we pay acquisition and advisory fees of 1.5% of the funds advanced in respect of a loan investment. During the year ended December 31, 2018, we incurred acquisition and advisory fees payable to Lightstone of approximately $1.0 million in connection with our acquisition of the Axis at Westmont. During the year ended December 31, 2017, we incurred acquisition and advisory fees payable to Lightstone of approximately $0.6 million in connection with our acquisition of the Flats at Fishers.

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

Our external advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the external advisor or its affiliates incur that are due to third parties or related to the additional services provided by our external advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. For the year ended December 31, 2018, we incurred approximately $0.1 million in acquisition expense reimbursements payable to Lightstone in connection with our one acquisition, the Axis at Westmont. For the year ended December 31, 2017, we incurred less than $0.1 million in acquisition expense reimbursements payable to Lightstone in connection with our one acquisition, the Flats at Fishers.

We generally pay our external advisor a debt financing fee of 0.5% of the amount available under any loan or line of credit made available to us and pay directly all third-party costs associated with obtaining the debt financing. During the year ended December 31, 2018 and 2017, we incurred debt financing fees of approximately $0.8 million and $0.2 million, respectively.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

We pay a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable to us.  During the years ended December 31, 2018 and 2017, we did not incur any such fees.

We pay a monthly asset management fee of one-twelfth of 0.7% of the value of each asset. The value of our assets will be the value as determined in connection with the establishment and publication of a NAV per Share unless the asset was acquired after our publication of a NAV per Share (in which case the value of the asset will be the contractual purchase price of the asset). During each of the years ended December 31, 2018 and 2017, we incurred $1.6 million of asset management fees payable to the external advisor. The totals for the years ended December 31, 2018 and 2017 include asset management fees related to our disposed properties.

Our external advisor is responsible for paying all of the expenses it incurs associated with persons employed by the external advisor to the extent that they provide services related to us for which our external advisor receives an acquisition, asset management, or debt financing fee, including wages and benefits of the personnel. Instead of reimbursing our external advisor for specific expenses paid or incurred in connection with providing services to us, we pay our external advisor an administrative services fee, which is an allocation of a portion of the actual costs that the external advisor paid or incurred providing these services to us (renamed an administrative services reimbursement under the Lightstone Advisory Agreement). The administrative services fee/reimbursement is intended to reimburse the external advisor for all of the costs associated with providing services to us. For the calendar year ending December 31, 2017, the administrative services fee was $1.325 million annually, pro-rated for the first six months of the year and $1.3 million annually, pro-rated for the second six months of the year. On February 10, 2018, the advisory management agreements were extended an additional four months through June 10, 2018. For the period January 1, 2018 through June 10, 2018, the Administrative Services Fee is up to $1.3 million annually, pro-rated for the period. On June 10, 2018, the advisory management agreements were extended an additional year through June 10, 2019. For the period June 10, 2018 through June 10, 2019, the Administrative Services Fee is up to $1.29 million. The Administrative Service Fee is payable in four equal quarterly installments within 45 days of the end of each calendar quarter.  In addition, under the advisory management agreement, we are to reimburse the Advisor for certain due diligence services provided in connection with asset dispositions or debt financings separately from the administrative services fee. For each of the years ended December 31, 2018 and 2017, we incurred and expensed such costs for administrative services and due diligence services of approximately $1.3 million.

Notwithstanding the fees and cost reimbursements payable to our external advisor pursuant to our advisory management agreement, under our charter we may not reimburse the external advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the year ended December 31, 2018, our total operating expenses (including the asset management fee) exceeded the limit on total operating expenses; however, our independent directors determined the excess expenses were justified primarily as a result of the timing of the redeployment of our cash proceeds from asset sales and financings.

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

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

We pay our property manager and affiliate of our external advisor, fees for the management, leasing, and construction supervision of our properties which is 4.0% of gross revenues of the properties managed by our property manager. We pay our property manager an oversight fee equal to 0.5% of the gross revenues of the property managed for any property for which we contract directly with a third-party property manager.  In no event will our property manager or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay our property manager directly for its services, we will pay our property manager a management fee or oversight fee, as applicable, based only on our economic interest in the property.  During the years ended December 31, 2018 and 2017, we incurred and expensed property management fees or oversight fees of approximately $0.1 million and $0.2 million, respectively, payable to the property manager and affiliates of our external advisor.

We pay our property manager a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We incurred no construction management fees for the years ended December 31, 2018 and 2017.

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

14. Subsequent Events

Acquisition of Valley Ranch Apartments located in Ann Arbor, Michigan

On February 14, 2019, the Company, through a subsidiary of the Operating Partnership, acquired a 384-unit multifamily property located in Ann Arbor, Michigan (the “Valley Ranch Apartments”), from Tilden Valley Ranch Apartments LLC, an unaffiliated third party, for an aggregate purchase price of approximately $70.3 million, excluding closing and other acquisition related costs. In conjunction with this acquisition, the Company made a $2.9 million deposit which is included in prepaid and other assets as of December 31, 2018.

In connection with the acquisition of the Valley Ranch Apartments, the Company simultaneously entered into a $43.4 million mortgage loan (the “Valley Ranch Mortgage”) scheduled to mature on March 1, 2026. The loan requires monthly interest payments through its maturity date and bears interest at 4.16% through its maturity. The loan is collateralized by the Valley Ranch Apartments and is non-recourse to the Company.

The acquisition was funded with cash on hand and proceeds from the Valley Ranch Mortgage.

In connection with the acquisition, the Advisor received an aggregate of approximately $1.6 million in acquisition fees, acquisition expense reimbursements and debt financing fees.

****

EXHIBIT INDEX

Exhibit No .	Description
3.1	Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Form 10-Q on November 14, 2012)
3.2	Second Amended and Restated Bylaws, as amended by Amendment No. 1 (incorporated by reference to Exhibit 3.2 to Form 10-Q filed on November 13, 2013)
4.1	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 28, 2013)
10.1	Termination of Advisory Management Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity Advisors II, LLC, and Stratera Services, LLC effective as of February 10, 2017. (incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 16, 2017)
10.2	Termination of Property Management and Leasing Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP and several affiliated special purpose entities, Behringer Harvard Opportunity Management Services, LLC, and Behringer Harvard Real Estate Services, LLC, and Stratera Services, LLC effective as of February 10, 2017. (incorporated by reference to Exhibit 10.7 to Form 10-K filed on March 16, 2017)
10.3	Advisory Management Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP and LSG-BH II Advisor LLC (“LSG-BH II Advisor”) effective as of February 10, 2017. (incorporated by reference to Exhibit 10.8 to Form 10-K filed on March 16, 2017)
10.4	Advisory Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP and LSG Development Advisor LLC (“LSG-BH II Advisor”) effective as of February 10, 2017. (incorporated by reference to Exhibit 10.9 to Form 10-K filed on March 16, 2017)
10.5	Property Management and Leasing Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP and several affiliated special purpose entities, and LSG-BH II Property Manager LLC effective as of February 10, 2017. (incorporated by reference to Exhibit 10.10 to Form 10-K filed on March 16, 2017)
10.6	Loan Agreement entered into as of May 8, 2017, between (i) Kauai Coconut Beach, LLC and Kauai Coconut Beach Operator, LLC and (ii) TH Commercial Mortgage, LLC. (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on August 14, 2017)
10.7	Purchase And Sale Agreement entered into as of June 19, 2017, by and between (i) Kauai Coconut Beach, LLC and Kauai Coconut Beach Operator, LLC and (ii) KHS, LLC. (incorporated by reference to Exhibit 10.10 to Form 10-Q filed on August 14, 2017)
10.8*	Assignment and Assumption of Purchase and Sale Agreement, dated November 27, 2018, by and between LVP BH Westmont LLC and Lightstone Acquisitions VI LLC.
10.9*	Assumption Agreement, dated November 27, 2018, by and among PBH Stone Crest LLC, LVP BH Westmont LLC and U.S. Bank National Association.
21.1*	List of Subsidiaries
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
101*	The following financial statements from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on April 1, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed or furnished herewith.
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

