Form 10-Q
period 2019-03-31
Lightstone Value Plus Real Estate Investment Trust V, Inc.
filed 2019-05-15
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐ No ☒

As of May 1, 2019, the Registrant had approximately 23.4 million shares of common stock outstanding.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST V, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Investment property:
Land and improvements	$70,301	$46,175
Building and improvements	241,567	194,726
Furniture, fixtures and equipment	6,487	6,285
Gross investment property	318,355	247,186
Less accumulated depreciation	(48,818)	(46,182)
Net investment property	269,537	201,004

Investment in unconsolidated joint venture	-	10,944
Cash and cash equivalents	18,740	29,607
Marketable securities, available for sale	5,059	14,386
Restricted cash	3,048	3,045
Note receivable, net	5,980	-
Prepaid expenses and other assets	3,554	5,471
Total Assets	$305,918	$264,457

Liabilities and Stockholders' Equity
Notes payable, net	$181,545	$139,016
Accounts payable and accrued and other liabilities	3,888	3,634
Payables to related parties	19	316
Accrued property tax	2,167	1,670

Total liabilities	187,619	144,636

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none issued and outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 23,431,408 and 23,431,408 shares issued and outstanding, respectively	2	2
Additional paid-in-capital	214,537	214,537
Accumulated other comprehensive income/(loss)	3	(217)
Accumulated deficit	(96,988)	(95,295)
Total Company stockholders' equity	117,554	119,027
Noncontrolling interests	745	794

Total Stockholder's Equity	118,299	119,821

Total Liabilities and Stockholders' Equity	$305,918	$264,457

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(dollars and shares in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Rental revenues	$8,533	$6,599

Expenses
Property operating expenses	2,789	2,591
Real estate taxes	1,190	1,098
General and administrative	1,483	1,445
Depreciation and amortization	3,100	2,429
Total operating expenses	8,562	7,563

Operating income/(loss)	(29)	(964)

Interest expense, net	(1,987)	(1,324)
Interest income	245	133
Gain on sale of real estate and other assets	-	247
Other income, net	65	103
Net loss	(1,706)	(1,805)
Net loss/(income) attributable to noncontrolling interests	13	(27)
Net loss attributable to the Company's shares	$(1,693)	$(1,832)
Weighted average shares outstanding:
Basic and diluted	23,431	24,608
Basic and diluted loss per share	$(0.07)	$(0.07)
Comprehensive loss:
Net loss	$(1,706)	$(1,805)
Other comprehensive income/(loss):
Holding gain/(loss) on marketable securities, available for sale	168	(139)
Reclassification adjustment for loss included in net loss	52	-
Foreign currency translation gain	-	22
Total other comprehensive income/(loss)	220	(117)
Comprehensive loss:	(1,486)	(1,922)
Comprehensive loss/(income) attributable to noncontrolling interest	13	(27)
Comprehensive loss attributable to the Company's shares	$(1,473)	$(1,949)

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statement of Stockholders’ Equity

(dollars and shares in thousands)

(Unaudited)

					Additional	Accumulated Other			Total
	Convertible Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interests	Equity

BALANCE, December 31, 2017	1	$-	24,647	$2	$224,923	$(27)	$(90,108)	$4,845	$139,635

Net loss	-	-	-	-	-	-	(1,832)	27	(1,805)
Distributions to noncontrolling interest holders	-	-	-	-	-	-	-	(136)	(136)
Redemption and cancellation of shares	-	-	(111)	-	(576)	-	-	-	(576)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	-	-	(139)	-	-	(139)
Foreign currency translation gain	-	-	-	-	-	22	-	-	22

BALANCE, March 31, 2018	1	$-	24,536	$2	$224,347	$(144)	$(91,940)	$4,736	$137,001

					Additional	Accumulated Other			Total
	Convertible Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss)/Income	Deficit	Interests	Equity

BALANCE, December 31, 2018	1	$-	23,432	$2	$214,537	$(217)	$(95,295)	$794	$119,821

Net loss	-	-	-	-	-	-	(1,693)	(13)	(1,706)
Distributions to noncontrolling interest holders	-	-	-	-	-		-	(36)	(36)
Other comprehensive loss:
Holding gain on marketable securities, available for sale	-	-	-	-	-	168	-	-	168
Reclassification adjustment for loss included in net loss	-	-	-	-	-	52	-	-	52

BALANCE, March 31, 2019	1	$-	23,432	$2	$214,537	$3	$(96,988)	$745	$118,299

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,706)	$(1,805)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,100	2,429
Amortization of deferred financing fees	150	77
Non-cash interest income	(98)	-
Other non-cash adjustments	(373)	(191)
Changes in operating assets and liabilities:
Decrease/(increase) in prepaid expenses and other assets	2,992	(184)
Increase in accounts payable and accrued and other liabilities and accrued property tax	1,021	307
(Decrease)/increase in payables to related parties	(297)	36
Net cash provided by operating activities	4,789	669

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(72,427)	(536)
Purchases of marketable securities	(1,399)	(14,941)
Proceeds from sale of marketable securities	10,893	-
Funding of note receivable	(5,868)	-
Acquisition fee paid on note receivable	(139)	-
Proceeds from disposition of investment in unconsolidated joint venture	10,944	-
Cash used in investing activities	(57,996)	(15,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	43,414	-
Payments on notes payable	(211)	(396)
Payment of loan fees and expenses	(824)	-
Redemptions of common stock	-	(576)
Distributions to noncontrolling interest holders	(36)	(144)
Net cash provided by/(used in) financing activities	42,343	(1,116)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	-	22
Net change in cash, cash equivalents and restricted cash	(10,864)	(15,902)
Cash, cash equivalents and restricted cash, beginning of year	32,652	57,360
Cash, cash equivalents and restricted cash, end of period	$21,788	$41,458

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$401	$931
Loan origination fee on note receivable	$120	$-
Capital expenditures for real estate in accrued liabilities and accounts payable	$9	$60
Accrued distributions payable to noncontrolling interests	$-	$19
Holding gain/loss on marketable securities, available for sale	$220	$139

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash	$18,740	$36,960
Restricted cash	3,048	4,498
Total cash and restricted cash	$21,788	$41,458

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

1.	Organization

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

Substantially all of our business is conducted through Lightstone REIT V OP LP, which was previously named Behringer Harvard Opportunity OP II LP prior to November 1, 2017, a limited partnership organized in Delaware (the “Operating Partnership”).  As of March 31, 2019, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner.  As of March 31, 2019, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

Our business is managed by an external advisor and we have no employees. Effective February 10, 2017, we engaged affiliates of the Lightstone Group (“Lightstone”), LSG-BH II Advisor LLC and LSG Development Advisor LLC (collectively, the “Advisor”), to provide advisory services to us. Subject to the oversight of our board of directors, our external advisor is responsible for managing our day-to-day affairs and for services related to the management of our assets.

In connection with our initial capitalization, we issued 22.5 thousand shares of our common stock and 1.0 thousand shares of our convertible stock to our previous advisor on January 19, 2007.  These shares of convertible stock were transferred to an affiliate of Lightstone on February 10, 2017. As of March 31, 2019, we had 23.4 million shares of common stock outstanding and 1.0 thousand shares of convertible stock outstanding held by an affiliate of Lightstone.

The Company’s stock is not currently listed on a national securities exchange. The Company may seek to list its stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any market for its shares of common stock until they are listed for trading.

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

2.	Summary of Significant Accounting Policies

Interim Unaudited Financial Information

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2019.  The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of Lightstone Value Plus Real Estate Investment Trust V, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

The consolidated balance sheet as of December 31, 2018 included herein has been derived from the consolidated balance sheet included in the Company's Annual Report on Form 10-K.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”) that amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases on their balance sheets. Lessees of operating leases will continue to recognize lease expense in a manner similar to current accounting. For lessors, accounting for leases under the new guidance is substantially the same as in prior periods, but eliminates current real estate- specific provisions and changes the treatment of initial direct costs. The standard became effective for the Company on January 1, 2019.

The Company elected the following package of practical expedients provided by the standard: (i) an entity need not reassess whether any expired or existing contract is a lease or contains a lease, (ii) an entity need not reassess the lease classification of any expired or existing leases, and (iii) an entity need not reassess initial direct costs for any existing leases. The Company also elected the short-term lease exception provided for in the standard and therefore will only recognize right-of-use assets and lease liabilities for leases with a term greater than one year.

The Company did not recognize any right-of-use assets or lease liabilities upon adoption of the standard. The Company does not have any material leases such as ground leases or building leases or any material leases with a term greater than one year. From time to time the Company will enter into immaterial leases for office equipment such as copiers.  The resulting right-of-use assets or lease liabilities would be immaterial in the aggregate and are recognized in the period they are incurred as lease expense.

The ASU provides a practical expedient which allows lessors to not separate lease and non-lease components in a contract and allocate the consideration in the contract to the separate components if both: (i) the timing and pattern of revenue recognition for the non-lease component and the related lease component are the same and (ii) the combined single lease component would be classified as an operating lease. The Company elected the practical expedient to account for lease and non-lease components as a single component in lease contracts where we are the lessor. The ASU also provides a transition option that permits entities to not recast the comparative periods presented when transitioning to the standard, which the Company also elected.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

The adoption of this standard did not have a material effect on our consolidated financial position or our results of operations.

New Accounting Pronouncements

In June 2016, the FASB issued new guidance which replaces the incurred loss impairment methodology currently in use with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company is currently in the process of evaluating the impact the adoption of this standard will have on the Company’s consolidated financial statements.

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

3.	Real Estate Asset Acquisition

On February 14, 2019, the Company completed the acquisition of a 384-unit multifamily property located in Ann Arbor, Michigan (the “Valley Ranch Apartments”) from an unrelated third party, for an aggregate purchase price of approximately $70.3 million, excluding closing and other related transaction costs. In connection with the acquisition, our Advisor received an aggregate of approximately $1.3 million in acquisition fees and acquisition expense reimbursements.

In connection with the acquisition of the Valley Ranch Apartments, the Company simultaneously entered into a $43.4 million nonrecourse mortgage loan (the “Valley Ranch Apartments Loan”) collateralized by the Valley Ranch Apartments (See Note 7).

The Company determined this acquisition was an asset acquisition and allocated the total purchase price, including acquisition fees and expenses, to the assets acquired based on their relative fair value. Approximately $24.1 million was allocated to land and improvements, $46.3 million was allocated to building and improvements, and $1.1 million was allocated to in-place lease intangibles.

The capitalization rate for the acquisition of the Valley Ranch Apartments was approximately 5.35%. The Company calculates the capitalization rate for a real property by dividing the net operating income (“NOI”) of the property by the purchase price of the property, excluding costs. For purposes of this calculation, NOI was based upon the year ended November 30, 2018. Additionally, NOI is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

4.	Note Receivable

500 West 22nd Street Mezzanine Loan

On February 28, 2019, the Company entered into a $12.0 million Mezzanine Loan Promissory Note (the “500 West 22nd Street Mezzanine Loan”) with an unaffiliated third party (the “500 West 22nd Street Mezzanine Loan Borrower”). On the same date, the Company funded $8.0 million of the 500 West 22nd Street Mezzanine Loan. The 500 West 22nd Street Mezzanine Loan is recorded in note receivable, net on the consolidated balance sheet. In connection with the funding of $8.0 million of the 500 West 22nd Street Mezzanine Loan, our Advisor received an aggregate of approximately $0.1 million in acquisition fees from the Company. The acquisition fee is accounted for as a direct deduction from the carrying value of the 500 West 22nd Street Mezzanine Loan and is being amortized over the initial term of the 500 West 22nd Street Mezzanine Loan and amortized to interest expense using a straight-line method that approximates the effective interest method.

The 500 West 22nd Street Mezzanine Loan, is due August 31, 2021 and is collateralized by the ownership interests of the 500 West 22nd Street Mezzanine Loan Borrower. The 500 West 22nd Street Mezzanine Loan Borrower owns a parcel of land located at 500 West 22nd Street, New York, New York. The 500 West 22nd Street Mezzanine Loan bears interest at a rate of LIBOR + 11.0% per annum with a floor of 13.493% (13.493% as of March 31, 2019). The Company received an origination fee of 1.0% of the loan balance, or approximately $0.1 million, which is presented in the consolidated balance sheets as a direct deduction from the carrying value of the 500 West 22nd Street Mezzanine Loan and will be amortized, to interest income using a straight-line method that approximates the effective interest method, over the initial term of the 500 West 22nd Street Mezzanine Loan. The 500 West 22nd Street Mezzanine Loan may be extended two additional six- month periods by the 500 West 22nd Street Mezzanine Loan Borrower provided certain conditions are met, including the establishment of an additional reserve for interest and the payment of an extension fee equal to 0.25% of the outstanding loan balance.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

Upon funding of the 500 West 22nd Street Mezzanine Loan, the Company retained approximately $2.1 million of the proceeds to establish a reserve for interest and other items, which is presented in the consolidated balance sheets as a direct deduction from the carrying value of the 500 West 22nd Street Mezzanine Loan and will be applied against the first 8.0% of monthly interest due during the initial term of the 500 West 22nd Street Mezzanine Loan. The additional monthly interest due is added to the balance of the 500 West 22nd Street Mezzanine Loan and payable at maturity.

During the three months ended March 31, 2019, the Company recorded $0.1 million of interest income related to the note receivable and as of March 31, 2019, the balance of the 500 West 22nd Street Mezzanine Loan was $8.0 million and the remaining reserves for interest and other items aggregated $2.0 million.

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

As of March 31, 2019 and December 31, 2018, management estimated that the carrying value of cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable, accrued and other liabilities, accrued property tax and payables to related parties were at amounts that reasonably approximated their fair value based on their highly-liquid nature and short-term maturities. The carrying amount of the note receivable approximates fair value because the interest rate is variable and reflective of the market rate. The fair value of the notes payable is categorized as a Level 2 in the fair value hierarchy. The fair value was estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2019 and December 31, 2018. Carrying amounts of our notes payable and the related estimated fair value is summarized as follows:

	As of March 31, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable	$184,626	$185,919	$141,423	$140,986

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

6.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of March 31, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate and Government Bonds	$5,029	$38	$(8)	$5,059

	As of December 31, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate and Government Bonds	$14,575	$15	$(204)	$14,386

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of March 31, 2019, the Company did not recognize any impairment charges.

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

The fair values of the Company’s investments in debt securities are measured using quoted prices for these investments; however, the markets for these assets are not active. As of March 31, 2019, all of the Company’s debt securities were classified as Level 2 assets and there were no transfers between the level classifications during the three months ended March 31, 2019.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of March 31, 2019
Due in 1 year	$1,499
Due in 1 year through 5 years	3,560
Due in 5 years through 10 years	-
Due after 10 years	-
Total	$5,059

7.	Notes Payable

Notes payable consists of the following:

Property	Interest Rate	Weighted Average Interest Rate as of March 31, 2019	Maturity Date	Amount Due at Maturity	As of March 31, 2019	As of December 31, 2018

River Club and the Townhomes at River Club	LIBOR + 1.78%	4.21%	May 1, 2025	$28,419	$30,359	$30,359

Gardens Medical Pavilion	LIBOR + 1.90%	4.34%	June 1, 2021	12,300	12,840	12,900

Lakes of Margate	5.49% and 5.92%	5.75%	January 1, 2020	13,384	13,610	13,687

Arbors Harbor Town	4.53%	4.53%	December 28, 2025	29,000	29,000	29,000

Parkside	4.45%	4.45%	June 1, 2025	15,782	17,803	17,877

Axis at Westmont	4.39%	4.39%	February 1, 2026	34,343	37,600	37,600

Vally Ranch Apartments	4.16%	4.16%	March 1, 2026	43,414	43,414	-

Total notes payable		4.43%		$176,642	184,626	141,423

Less: Deferred financing costs					(3,081)	(2,407)

Total notes payable, net					$181,545	$139,016

The Company’s loan agreements stipulate that it complies with certain reporting and financial covenants. The Company is currently in compliance with all of its debt covenants.

On February 14, 2019, the Company entered into a seven-year $43.4 million mortgage loan (the “Valley Ranch Apartments Loan”) scheduled to mature on March 1, 2026. The Valley Ranch Apartments Loan bears interest at 4.16% and requires monthly interest-only payments through its stated maturity. The Valley Ranch Apartments Loan is collateralized by the Valley Ranch Apartments and is non-recourse to the Company. In connection with the Valley Ranch Apartments Loan, our Advisor received an aggregate of approximately $0.4 million in financing fees.

The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of March 31, 2019.

	2019	2020	2021	2022	2023	Thereafter	Total
Principal maturities	$621	$13,924	$13,235	$948	$1,582	$154,316	$184,626

Less: deferred financing costs							(3,081)

Total notes payable, net							$181,545

In addition, the Company’s non-recourse mortgage loan secured by the Lakes of Margate (outstanding principal balance of $13.6 million as of March 31, 2019) matures in January 2020. We currently expect to refinance all or a portion of this maturing indebtedness on or before its scheduled maturity. However, if we are unable to refinance the outstanding indebtedness at favorable terms, we will look to repay the then outstanding balance with available cash and/or proceeds from selective asset sales.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

8.	Leases

The Company’s office, multi-family and student housing properties are leased to tenants under operating leases. Substantially all of our multi-family and student housing leases have initial terms of 12 months or less. Our office leases expire between 2019 and 2025.

We, as a lessor, retain substantially all of the risks and benefits of ownership of the investment properties and continue to account for our leases as operating leases. We accrue fixed lease income on a straight-line basis over the terms of the leases. Some of our tenants are also required to pay overage rents based on sales over a stated base amount during the lease year. We recognize this variable lease consideration only when each tenant’s sales exceed the applicable sales threshold. We amortize any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the related lease.

We structure our leases to allow us to recover a portion of our property operating expenses from our tenants. A portion of our leases require the tenant to reimburse us for a portion of our operating expenses, including common area maintenance (“CAM”), real estate taxes and insurance. Such property operating expenses typically include utility, insurance and other administrative expenses. For some of our leases we receive a fixed payment from the tenant for the CAM component which is recognized as revenue on a straight-line basis over the term of the lease. When not reimbursed by the fixed CAM component, CAM expense reimbursements are based on the tenant’s proportionate share of the allocable operating expenses for the property. We accrue reimbursements from tenants for recoverable portions of all of these expenses as variable lease consideration in the period the applicable expenditures are incurred. We recognize differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material in any period presented.

As of March 31, 2019, the approximate fixed future minimum rental payments, excluding variable lease consideration, from the Company’s office property, Gardens Medical Pavilion, due to us under non-cancelable are as follows:

2019	2020	2021	2022	2023	Thereafter	Total
$1,187	$1,471	$1,118	$973	$895	$767	$6,411

Pursuant to the lease agreements, tenants of the property may be required to reimburse the Company for some or the entire portion of the particular tenant's pro rata share of the real estate taxes and operating expenses of the property. Such amounts are not included in the future minimum lease payments above, but are included in rental revenues on the accompanying consolidated statements of operations. Rental revenue of approximately $0.8 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively, related to variable lease payments was included in rental revenues on the accompanying consolidated statements of operations.

The Company has excluded our multi-family and student housing leases from this table as substantially all of its multi-family and student housing leases have initial terms of 12 months of less.

9.	Distributions

U.S. federal tax law requires a REIT distribute at least 90% of its annual REIT taxable income (which does not equal net income, as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding any net capital gain. In order to continue to qualify for REIT status, we may be required to make distributions in excess of cash available. Distributions are authorized at the discretion of our board of directors based on its analysis of our performance over the previous periods and expectations of performance for future periods. These analyses may include actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, general financial and market conditions, proceeds from asset sales, and other factors that our board of directors deems relevant. Our board of director’s decisions will be substantially influenced by the obligation to ensure that we maintain our federal tax status as a REIT. We cannot provide assurance that we will pay distributions at any particular level, or at all.

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

We pay our external advisor acquisition and advisory fees of 1.5% of the amount paid in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets. In addition, we pay acquisition and advisory fees of 1.5% of the funds advanced in respect of a loan investment. For the three months ended March 31, 2019 we incurred acquisition and advisory fees payable to our external advisor of approximately $1.4 million. We incurred no acquisition and advisory fees for the three months ended March 31, 2018 because we had no acquisitions during this period.

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

Our external advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the external advisor or its affiliates incur that are due to third parties or related to the additional services provided by our external advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. For the three months ended March 31, 2019 and 2018, we incurred no acquisition expense reimbursements.

Prior to June 10, 2018 we paid our external advisor a debt financing fee of 0.5% of the amount available under any loan or line of credit made available to us and pay directly all third-party costs associated with obtaining the debt financing, on June 10, 2018 we amended the advisory management agreement with our advisor and increased the debt financing fee to 1.0% of the amount available under any loan or line of credit made available to us and pay directly all third-party costs associated with obtaining the debt financing. For the three months ended March 31, 2019, we incurred $0.4 million of debt financing fees. We incurred no debt financing fees for the three months ended March 31, 2018.

We pay our external advisor a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable to us.  We incurred no development fees for the three months ended March 31, 2019 and 2018.

We pay our external advisor a monthly asset management fee of one-twelfth of 0.7% of the value of each asset. The value of our assets will be the value as determined in connection with the establishment and publication of an estimated net asset value (“NAV”) per share unless the asset was acquired after our publication of a NAV per share (in which case the value of the asset will be the contractual purchase price of the asset). For the three months ended March 31, 2019 and 2018, we expensed $0.5 million and $0.4 million, respectively, of asset management fees payable to our external advisor.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

Our external advisor is responsible for paying all of the expenses it incurs associated with persons employed by the external advisor to the extent that they provide services to us for which our external advisor receives an acquisition, asset management, or debt financing fee, including wages and benefits of the applicable personnel. Instead of reimbursing our external advisor for specific expenses paid or incurred in connection with providing services to us, we pay our external advisor an administrative services fee, which is an allocation of a portion of the actual costs that the external advisor paid or incurred providing these services to us (the “Administrative Services Reimbursement”). The Administrative Services Reimbursement is intended to reimburse the external advisor for all its costs associated with providing services to us. For the calendar year ending December 31, 2018, the Administrative Services Reimbursement was up to $1.325 million annually, pro-rated for the first six months of the year and up to $1.30 million annually, pro-rated for the second six months of the year. On February 10, 2018, the advisory management agreements were extended an additional four months through June 10, 2018. For the period January 1, 2018 through June 10, 2018, the Administrative Services Reimbursement is up to $1.3 million annually, pro-rated for the period. On June 10, 2018, the advisory management agreements were extended an additional year through June 10, 2019. For the period June 10, 2018 through June 10, 2019, the Administrative Services Reimbursement is up to $1.29 million. The Administrative Services Reimbursement is payable in four equal quarterly installments within 45 days of the end of each calendar quarter. In addition, under the various advisory management agreements, we are to reimburse the external advisor for certain due diligence services provided in connection with asset acquisitions and dispositions and debt financings separately from the Administrative Services Reimbursement. We incurred and expensed $0.3 million for both the three months ended March 31, 2019 and 2018 of such costs for administrative services and due diligence services.

Notwithstanding the fees and cost reimbursements payable to our external advisor pursuant to our advisory management agreement, under our charter we may not reimburse the external advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts, or other similar non-cash reserves and excluding any gain from the sale of our assets for that period unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2019, our total operating expenses (including the asset management fee) exceeded the limit on total operating expenses; however, our independent directors determined the excess expenses were justified primarily as a result of the timing of the redeployment of our cash proceeds from asset sales and financings.

Property Manager

The Company engaged an affiliate of Lightstone (the “Lightstone Manager”) pursuant to a property management and leasing agreement. The fees earned by and expenses reimbursed to the Lightstone Manager are substantially the same as the fees earned by and expenses reimbursed to the Behringer Manager. The following discussion describes the fees and expenses payable to our affiliated property manager and its respective affiliates under both the various property management and leasing agreements.

We pay our property manager and affiliate of our external advisor, fees for the management, leasing, and construction supervision of our properties which is 4.0% of gross revenues of the properties managed by our property manager. We pay our property manager an oversight fee equal to 0.5% of the gross revenues of the property managed for any property for which we contract directly with a third-party property manager.  In no event will our property manager or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay our property manager directly for its services, we will pay our property manager a management fee or oversight fee, as applicable, based only on our economic interest in the property.   For both the three months ended March 31, 2019 and 2018, we incurred and expensed property management fees or oversight fees to the related-party property manager of $0.1 million.

We pay our property manager a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We incurred no construction management fees for the three months ended March 31, 2019 and 2018.

As of both March 31, 2019 and December 31, 2018, we had a payable to our external advisor and its affiliates of less than $0.1 million. These balances consist of accrued fees, including asset management fees, administrative service expenses, property management fees, and other miscellaneous costs payable to our external advisor and property manager.

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

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

11.	Investment in Unconsolidated Joint Venture

We provided mezzanine financing totaling $15.3 million to an unaffiliated third-party entity (the “Borrower”) that owned an apartment complex in Denver, Colorado (the “Prospect Park”). The Borrower also had a senior construction loan with a third-party construction lender (the “Senior Lender”) in an aggregate original principal amount of $40.0 million. The senior construction loan was guaranteed by the owners of the developer. We also had a personal guaranty from the owners of the developer guaranteeing completion of Prospect Park and payment of any cost overruns. Our mezzanine loan was secured by all of the membership interests of the Borrower and was subordinate to the senior construction loan. Our advances of $15.3 million initially had annual stated interest rates ranging from 10% to 18%.

Pursuant to the terms of the mezzanine loan, we participate in the residual interests of Prospect Park attributable to a sale or refinancing even though we had no actual ownership interest. We previously evaluated this ADC Arrangement and determined that its characteristics were similar to a jointly-owned investment or partnership. Accordingly, our investment, which was a variable interest entity (“VIE”) was accounted for as an unconsolidated joint venture under the equity method of accounting instead of loan accounting.

On December 15, 2017, the Borrower sold Prospect Park to an unrelated third-party for a contractual sales price of approximately $100.5 million. In connection with the sale, the Borrower repaid the Senior Construction Loan in full and we received aggregate proceeds of approximately $21.6 million representing the repayment in full of the outstanding principal and accrued interest due on our mezzanine loan. Additionally, the Borrower placed approximately $15.1 million of the net proceeds from the sale into an escrow account to be used for settlement of the amount due to us for our participation in the residual interests of Prospect Park. The carrying value of our unconsolidated investment in Prospect Park, which represented the minimum amount payable to us for our participation in the residual interests of Prospect Park, was $10.9 million as of December 31, 2018.

On January 4, 2019, the Company and the Borrower received payments of $10.9 million and $1.9 million, respectively, from the escrow account. As a result, the carrying value of our unconsolidated investment in Prospect Park has been reduced to zero and approximately $2.3 million remains in the escrow account to be used for settlement of any potential remaining amount due to us for our participation in the residual interests of Prospect Park and any additional amounts received will be recognized upon receipt.

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

Liquidity and Capital Resources

We had unrestricted cash and cash equivalents of $18.7 million as of March 31, 2019. Our principal demands for funds going forward will be for the payment of (a) operating expenses, (b) interest and principal payments on our outstanding indebtedness, (c) share redemptions and distributions, if any, authorized by our board of directors. Generally, we expect to meet cash needs for the payment of operating expenses, interest on our outstanding indebtedness and share redemptions with our cash flow from operations and to fund authorized distributions (if any) from available cash flow from operations and/or proceeds received from asset sales. To the extent that our cash flow from operations is not sufficient to cover these items, we expect to use cash generated from borrowings and selective asset sales to fund such needs.

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

As of March 31, 2019, our outstanding notes payable were $181.5 million, net of deferred financing fees of $3.1 million, and had a weighted average interest rate of 4.4%. As of December 31, 2018, the Company had notes payable of $139.0 million, net of deferred financing fees of $2.4 million, with a weighted average interest rate of 4.3%.

Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios, loan to value ratios, and liquidity.  We are currently in compliance with all of our debt covenants.

Our non-recourse mortgage loan secured by the Lakes of Margate (outstanding principal balance of $13.6 million as of March 31, 2019) matures in January 2020. We currently expect to refinance all or a portion of this maturing indebtedness on or before its scheduled maturity. However, if we are unable to refinance the outstanding indebtedness at favorable terms, we will look to repay the outstanding balance with available cash and/or proceeds from selective asset sales.

One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of March 31, 2019 (dollars in thousands).

Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Mortgage Payable	$621	$13,924	$13,235	$948	$1,582	$154,316	$184,626
Interest Payments	6,398	7,587	7,240	6,879	6,829	13,134	48,067

Total Contractual Obligations	$7,019	$21,511	$20,475	$7,827	$8,411	$167,450	$232,693

Results of Operations

As of March 31, 2019, we had eight consolidated real estate investments (four wholly owned properties and four properties consolidated through investments in joint ventures).

On February 14, 2019, we acquired the Valley Ranch Apartments (the “2019 Acquisition”) and on November 27, 2018 we acquired the Axis at Westmont (the “2018 Acquisition” and collectively, the “Acquisitions”) Additionally, on January 4, 2019 we received proceeds of approximately $10.9 million representing the minimum amount payable for our participation in the residual interests of our equity method investment in Prospect Park. Any additional amounts received will be recognized upon receipt.

On December 28, 2018, we disposed of 22 Exchange (the “Disposition”) and the disposition of this property did not qualify to be reported as discontinued operations since it did not represent a strategic shift that had a major effect on our operations and financial results. Accordingly, the operating results of this property are reflected in our results from continuing operations for all periods presented through its date of disposition.

As of March 31, 2018, we had eight real estate investments, seven of which were consolidated (one wholly owned property and six properties consolidated through investments in joint ventures) and our equity method investment in Prospect Park.

Our results of operations for the respective periods presented reflect increases in most categories principally resulting from our acquisition and disposition activities. The increases from the Acquisitions are partially offset by the decrease resulting from the Disposition. Properties owned by us during the entire periods presented are referred to as our “Same Store” properties.

Three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

The following table provides summary information about our results of operations for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended				Change	Change	Change
	March 31,		Increase/	Percentage	due to	due to	due to
	2019	2018	(Decrease)	Change	Acquisitions(1)	Disposition(2)	Same Store(3)
Rental revenues	$8,533	$6,599	$1,934	29.0%	$2,270	$(716)	$380
Property operating expenses	2,789	2,591	198	8.0%	672	(341)	(133)
Real estate taxes	1,190	1,098	92	8.0%	233	(184)	43
General and administrative	1,483	1,445	38	3.0%	23	(116)	131
Depreciation and amortization	3,100	2,429	671	28.0%	851	(296)	116
Interest expense, net	1,987	1,324	663	50.0%	684	(431)	410
Gain on sale of real estate	-	247	(247)	(100.0)%	-	(247)	-

(1)	Represents the effect on our operating results for the periods indicated resulting from our 2018 acquisition of the Axis at Westmont and our 2019 acquisition of the Valley Ranch Apartments.
(2)	Represents the effect on our results for the periods indicated principally resulting from our 2018 disposition of 22 Exchange.
(3)	Represents the change for the three months ended March 31, 2019 compared to the same period in 2018 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Our results for Same Store properties for the three months ended March 31, 2019 and 2018 include Gardens Medical Pavilion, River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town, Parkside and Flats at Fishers.

The following table reflects total rental revenues and total property operating expenses for the three months ended March 31, 2019 and 2018 for: (i) our Same Store properties (ii) the Acquisitions and (iii) the Disposition (dollars in thousands):

	Three Months Ended March 31,
Description	2019	2018	Change
Rental Revenues:
Same Store	$6,263	$5,883	$380
Acquisitions	2,270	-	2,270
Disposition	-	716	(716)
Total rental revenues	$8,533	$6,599	$1,934

Property operating expenses:
Same Store	$2,117	$2,250	$(133)
Acquisitions	672	-	672
Disposition	-	341	(341)
Total property and hotel operating expenses	$2,789	$2,591	$198

The tables below reflect occupancy and effective monthly rental rates for our operating properties owned as of March 31, 2019:

	Occupancy		Effective Monthly Rent per Square Foot/Unit/Bed(1)
	As of March 31,		Year Ended March 31,
Property	2019	2018	2019	2018
Gardens Medical Pavilion	76%	70%	$2.27	$2.22	per sq. ft.
River Club and the Townhomes at River Club	98%	97%	426.37	411.55	per bed
Lakes of Margate	92%	93%	1,392.39	1,327.31	per unit
Arbors Harbor Town	92%	94%	1,243.64	1,214.11	per unit
Parkside	91%	91%	1,141.06	1,105.63	per unit
Flats at Fishers	93%	73%	1,075.17	1,055.52	per unit
Axis at Westmont (2)	93%	N/A	1,114.82	N/A	per unit
Valley Ranch Apratments (3)	93%	N/A	1,383.99	N/A	per unit

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

(2)	The Axis at Westmont was acquired on November 27, 2018

(3)	The Valley Ranch Apartments was acquired on February 14, 2019

Revenues.  Rental revenues for the three months ended March 31, 2019 were $8.5 million, an increase of $1.9 million, compared to $6.6 million for the same period in 2018.  Excluding the effect of our acquisition and disposition activities, our rental revenues increased by $0.4 million for our Same Store properties.

Property Operating Expenses.    Property operating expenses for the three months ended March 31, 2019 were $2.8 million, an increase of $0.2 million, compared to $2.6 million for the same period in 2018. Excluding the effect of our acquisition and disposition activities, our property operating expenses decreased by $0.1 million for our Same Store properties.

Real Estate Taxes.  Real estate taxes for the three months ended March 31, 2019 and 2018 was relatively unchanged at $1.1 million as the decrease resulting from the Disposition was substantially offset by increases resulting from the Acquisitions.

General and Administrative Expenses.   General and administrative expenses for the three months ended March 31, 2019 were $1.5 million, an increase of $0.1 million, compared to $1.4 million for the same period in 2018. Excluding the effect of our acquisition and disposition activities, our general and administrative expenses increased by $0.1 million for our Same Store properties. General and administrative expenses primarily consists of audit fees, legal fees, board of directors’ fees, and other administrative expenses, including certain costs paid to our advisor (see Note 9 of the financial statements).

Depreciation and Amortization.   Depreciation and amortization expense for the three months ended March 31, 2019 was $3.1 million, an increase of $0.7 million, compared to $2.4 million for the same period in 2018. Excluding the effect of our acquisition and disposition activities, depreciation and amortization was relatively unchanged for our Same Store properties.

Interest Expense, net.   Interest expense for the three months ended March 31, 2019 was $2.0 million, an increase of $0.7 million, compared to $1.3 million for the same period in 2018. Excluding the effect of our acquisition and disposition activities, interest expense increased by $0.4 million for our Same Store properties as a result of higher average notes payable balance resulting from our financing activities and a higher weighted average interest rate during the 2019 period attributable to increases in interest rates.

Interest Income, net.   Interest income for the three months ended March 31, 2019 was $0.2 million, an increase of $0.1 million, compared to $0.1 million for the same period in 2018, which represents the interest earned on our note receivable which was entered into on February 28, 2019 (see Note 4 of the financial statements).

Summary of Cash Flows

Operating activities

The net cash flows provided by operating activities of $4.8 million for the three months ended March 31, 2019 consists of the following:

•	cash inflows of approximately $1.5 million from our net loss after adjustment for non-cash items; and

•	cash inflows of approximately $3.3 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash used in investing activities of $58.0 million for the three months ended March 31, 2019 consists primarily of the following:

•	the acquisition of the Valley Ranch Apartments for $71.5 million;

•	funding of note receivable of $5.9 million;

•	capital expenditures of $0.9 million;

•	proceeds of approximately $10.9 million related to our equity method investment in Prospect Park; and

•	net proceeds from the sale of marketable securities, available for sale of $9.5 million.

Financing activities

The net cash provided by financing activities of $42.3 million for the three months ended March 31, 2019 consists primarily of the following:

•	debt principal payments of $0.2 million; and

•	net proceeds from notes payable of $42.5 million.

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

Because of these factors, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has published a standardized measure of performance known as funds from operations ("FFO"), which is used in the REIT industry as a supplemental performance measure. We believe FFO, which excludes certain items such as real estate-related depreciation and amortization, is an appropriate supplemental measure of a REIT's operating performance. FFO is not equivalent to our net income or loss as determined under generally accepted accounting principles in the United States of America (“GAAP”).

We calculate FFO, a non-GAAP measure, consistent with the standards established over time by the Board of Governors of NAREIT, as restated in a White Paper approved by the Board of Governors of NAREIT effective in December 2018 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Our FFO calculation complies with NAREIT's definition.

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

Our calculations of FFO and MFFO are presented below (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended March 31,
Description	2019	2018
Net loss	$(1,706)	$(1,805)
FFO adjustments:
Depreciation and amortization of real estate assets	3,100	2,429
Gain on sale of real estate	-	(247)
FFO	1,394	377
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(1)	-	11
Noncash adjustments:
Amortization of above or below market leases and liabilities (2)	(19)	(3)
Loss on debt extinguishment(3)	-	-
Loss on sale of marketable securities	52	-
Accretion of discounts and amortization of premiums on debt investments	-	(42)
MFFO before straight-line rent	1,427	343
Straight-line rent(5)	-	(2)
MFFO - IPA recommended format	$1,427	$341

Net loss	$(1,706)	$(1,805)
Less: loss/(income) attributable to noncontrolling interests	13	(27)
Net loss applicable to Company's common shares	$(1,693)	$(1,832)
Net loss per common share, basic and diluted	$(0.07)	$(0.07)

FFO	$1,394	$377
Less: FFO attributable to noncontrolling interests	(155)	(149)
FFO attributable to Company's common shares	$1,239	$228
FFO per common share, basic and diluted	$0.05	$0.01

MFFO - IPA recommended format	$1,427	$341
Less: MFFO attributable to noncontrolling interests	(152)	(144)
MFFO attributable to company's common shares	$1,275	$197

Weighted average number of common shares outstanding, basic and diluted	23,431	24,608

1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

3)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
4)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
6)	Our MFFO results include certain unusual items as set forth in the table below. We believe it is helpful to our investors in understanding our operating results to both highlight them and present adjusted MFFO excluding their impact (as shown below).

For the Three Months Ended
March 31, 2018
Default interest expense(a)	$(423)
Allocations to noncontrolling interests	42
Total after allocations to noncontrolling interests	$(381)

(a)	Represents the accrual of default interest expense on our non-recourse mortgage loan which was collateralized by 22 Exchange. Although the lender for 22 Exchange did not charge us and was not paid interest at the stated default rate, we accrued interest at the default rate pursuant to the terms of the respective loan agreement. On December 28, 2018, we and the 10.0% noncontrolling member relinquished our ownership of 22 Exchange through a deed-in-lieu of foreclosure transaction with the lender.

Excluding the impact of this unusual item from our MFFO, after taking into consideration allocations to noncontrolling interests, our adjusted MFFO attributable to Company's common shares would have been $578 for the three months ended March 31, 2018.

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

Other than as disclosed in Note 2 to the financial statements, our critical accounting policies and estimates have not changed significantly from the discussion found in the Management Discussion and Analysis and Results of Operations in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2019.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of March 31, 2019, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control-New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of March 31, 2019, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

From our inception through December 31, 2018, we had redeemed 3.3 million shares of our common stock at an average price per share of $6.97 per share. During the quarter ended March 31, 2019, we did not redeem any shares.

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

On December 28, 2018, our board of directors adopted a Fifth Amended and Restated Share Redemption Program (the “Fifth Amended Share Redemption Program”) which became effective on January 31, 2019. The only material change to the program was to change the measurement period for the limitations on the number and dollar amount of shares that may be accepted for redemption from a rolling 12 month-period to a calendar year. On March 26, 2019, our board of directors set the cash available for redemptions at $2.5 million for the quarterly period ended March 31, 2019. On April 15, 2019, the Company redeemed approximately 0.3 million shares of our common stock, for quarterly period ended March 31, 2019, for approximately $2.4 million. On May 9, 2019, our board of directors set the cash available for redemptions at $2.5 million per quarter, for each of the quarterly periods ending June 30, 2019, September 30, 2019 and December 31, 2019.

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

LIGHTSTONE VALUE PLUS REAL ESTATE
INVESTMENT TRUST V, INC.

Date: May 15, 2019	By:	/s/ Mitchell C. Hochberg
Mitchell C. Hochberg
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2019	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and
Accounting Officer)

Index to Exhibits

Exhibit Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 15, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed or furnished herewith
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

