Form 10-Q
period 2019-06-30
Lightstone Value Plus Real Estate Investment Trust V, Inc.
filed 2019-08-14
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes ☐ No ☒

As of August 10, 2019, the Registrant had approximately 22.8 million shares of common stock outstanding.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST V, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Investment property:
Land and improvements	$70,482	$46,175
Building and improvements	243,418	194,726
Furniture, fixtures and equipment	6,652	6,285
Gross investment property	320,552	247,186
Less accumulated depreciation	(51,645)	(46,182)
Net investment property	268,907	201,004

Investment in unconsolidated joint venture	-	10,944
Cash and cash equivalents	38,568	29,607
Marketable securities, available for sale	5,383	14,386
Restricted cash	4,309	3,045
Note receivable, net	7,356	-
Prepaid expenses and other assets	3,308	5,471
Total Assets	$327,831	$264,457

Liabilities and Stockholders' Equity
Notes payable, net	$209,677	$139,016
Accounts payable and accrued and other liabilities	3,587	3,634
Payables to related parties	15	316
Accrued property tax	2,607	1,670
Total liabilities	215,886	144,636

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.0001 par value per share; 50.0 million shares authorized, none issued and outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value per share; 350.0 million shares authorized, 22.8 million and 23.4 million shares issued and outstanding, respectively	2	2
Additional paid-in-capital	209,670	214,537
Accumulated other comprehensive income/(loss)	27	(217)
Accumulated deficit	(98,403)	(95,295)
Total Company stockholders' equity	111,296	119,027
Noncontrolling interests	649	794

Total Stockholder's Equity	111,945	119,821

Total Liabilities and Stockholders' Equity	$327,831	$264,457

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(dollars and shares in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Rental revenues	$9,511	$6,713	$18,044	$13,312

Expenses
Property operating expenses	3,083	2,506	5,872	5,097
Real estate taxes	1,242	1,107	2,432	2,205
General and administrative	1,661	1,367	3,144	2,812
Depreciation and amortization	3,349	2,389	6,449	4,818
Total operating expenses	9,335	7,369	17,897	14,932

Operating income/(loss)	176	(656)	147	(1,620)

Interest expense, net	(2,272)	(1,362)	(4,259)	(2,686)
Interest income	415	181	660	314
Gain on sale of real estate and other assets	-	60	-	307
Other income, net	263	87	328	190
Net loss	(1,418)	(1,690)	(3,124)	(3,495)
Net loss attributable to noncontrolling interests	3	117	16	90
Net loss attributable to the Company's shares	$(1,415)	$(1,573)	$(3,108)	$(3,405)
Weighted average shares outstanding:
Basic and diluted	23,219	24,515	23,286	24,561
Basic and diluted loss per share	$(0.06)	$(0.06)	$(0.13)	$(0.14)
Comprehensive loss:
Net loss	$(1,418)	$(1,690)	$(3,124)	$(3,495)
Other comprehensive income/(loss):
Holding gain/(loss) on marketable securities, available for sale	57	(40)	225	(179)
Reclassification adjustment for loss included in net loss	2	-	54	-
Foreign currency translation (loss)/gain	(35)	(21)	(35)	1
Total other comprehensive income/(loss)	24	(61)	244	(178)
Comprehensive loss:	(1,394)	(1,751)	(2,880)	(3,673)
Comprehensive loss attributable to noncontrolling interest	3	117	16	90
Comprehensive loss attributable to the Company's shares	$(1,391)	$(1,634)	$(2,864)	$(3,583)

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars and shares in thousands)

(Unaudited)

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	Interests	Equity

BALANCE, December 31, 2017	1	$-	24,647	$2	$224,923	$(27)	$(90,108)	$4,845	$139,635

Net loss	-	-	-	-	-	-	(3,405)	(90)	(3,495)
Distributions to noncontrolling interest holders	-	-	-	-	-	-	-	(3,412)	(3,412)
Redemption and cancellation of shares	-	-	(158)	-	(826)	-	-	-	(826)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	-	-	(179)	-	-	(179)
Foreign currency translation gain	-	-	-	-	-	1	-	-	1

BALANCE, June 30, 2018	1	$-	24,489	$2	$224,097	$(205)	$(93,513)	$1,343	$131,724

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss)/Income	Deficit	Interests	Equity

BALANCE, March 31, 2018	1	$-	24,536	$2	$224,347	$(144)	$(91,940)	$4,736	$137,001

Net loss	-	-	-	-	-	-	(1,573)	(117)	(1,690)
Distributions to noncontrolling interest holders	-	-	-	-	-	-	-	(3,276)	(3,276)
Redemption and cancellation of shares	-	-	(47)	-	(250)	-	-	-	(250)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	-	-	(40)	-	-	(40)
Foreign currency translation loss	-	-	-	-	-	(21)	-	-	(21)

BALANCE, June 30, 2018	1	$-	24,489	$2	$224,097	$(205)	$(93,513)	$1,343	$131,724

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss)/Income	Deficit	Interests	Equity

BALANCE, December 31, 2018	1	$-	23,432	$2	$214,537	$(217)	$(95,295)	$794	$119,821

Net loss	-	-	-	-	-	-	(3,108)	(16)	(3,124)
Distributions paid to noncontrolling interests	-	-	-	-	-	-	-	(162)	(162)
Redemption and cancellation of shares	-	-	(621)	-	(4,867)	-	-	-	(4,867)
Contributions received from noncontrolling interests	-	-	-	-	-	-	-	33	33
Other comprehensive income:
Holding gain on marketable securities, available for sale	-	-	-	-	-	225	-	-	225
Foreign currency translation loss	-	-	-	-	-	(35)	-	-	(35)
Reclassification adjustment for loss included in net loss	-	-	-	-	-	54	-	-	54
									-
BALANCE, June 30, 2019	1	$-	22,811	$2	$209,670	$27	$(98,403)	$649	$111,945

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss)/Income	Deficit	Interests	Equity

BALANCE, March 31, 2019	1	$-	23,432	$2	$214,537	$3	$(96,988)	$745	$118,299

Net loss	-	-	-	-	-	-	(1,415)	(3)	(1,418)
Distributions paid to noncontrolling interests	-	-	-	-	-	-	-	(126)	(126)
Redemption and cancellation of shares	-	-	(621)	-	(4,867)	-	-	-	(4,867)
Contributions received from noncontrolling interests	-	-	-	-	-	-	-	33	33
Other comprehensive income:
Holding gain on marketable securities, available for sale	-	-	-	-	-	57	-	-	57
Foreign currency translation loss	-	-	-	-	-	(35)	-	-	(35)
Reclassification adjustment for loss included in net loss	-	-	-	-	-	2	-	-	2

BALANCE, June 30, 2019	1	$-	22,811	$2	$209,670	$27	$(98,403)	$649	$111,945

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,124)	$(3,495)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,449	4,818
Amortization of deferred financing fees	289	155
Non-cash interest income	(229)	-
Other non-cash adjustments	(377)	(309)
Changes in operating assets and liabilities:
Decrease/(increase) in prepaid expenses and other assets	2,717	(420)
Increase in accounts payable and accrued and other liabilities and accrued property tax	1,049	1,746
Decrease in payables to related parties	(301)	(33)
Net cash provided by operating activities	6,473	2,462

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(74,634)	(1,169)
Purchases of marketable securities	(2,222)	(15,392)
Proceeds from sale of marketable securities	11,450	375
Funding of note receivable	(6,969)	-
Acquisition fee paid on note receivable	(158)	-
Proceeds from disposition of investment in unconsolidated joint venture	10,944	-
Cash used in investing activities	(61,589)	(16,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	72,214	61,374
Payments on notes payable	(414)	(33,592)
Payment of loan fees and expenses	(1,428)	(1,411)
Redemptions of common stock	(4,867)	(826)
Contributions received from noncontrolling interests	33	-
Distributions paid to noncontrolling interests	(162)	(3,436)
Net cash provided by financing activities	65,376	22,109

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(35)	1
Net change in cash, cash equivalents and restricted cash	10,225	8,386
Cash, cash equivalents and restricted cash, beginning of year	32,652	57,360
Cash, cash equivalents and restricted cash, end of period	$42,877	$65,746

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$4,012	$1,803
Capital expenditures for real estate in accrued liabilities and accounts payable	$5	$74
Accrued distributions payable to noncontrolling interests	$-	$3
Holding gain/loss on marketable securities, available for sale	$279	$179

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash	$38,568	$61,402
Restricted cash	4,309	4,344
Total cash and restricted cash	$42,877	$65,746

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

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. We have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily. We have purchased existing, income-producing properties, and newly-constructed properties. We have also invested in other real estate-related investments such as mortgage and mezzanine loans. We intend to hold the various real properties in which we have invested until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. As of June 30, 2019, we had eight real estate investments (four wholly owned properties and four properties consolidated through investments in joint ventures) and one real estate-related investment (mezzanine loan).

Substantially all of our business is conducted through Lightstone REIT V OP LP, which was previously named Behringer Harvard Opportunity OP II LP prior to November 1, 2017, a limited partnership organized in Delaware (the “Operating Partnership”).  As of June 30, 2019, our wholly owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner.  As of June 30, 2019, our wholly owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

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

In connection with our initial capitalization, we issued 22.5 thousand shares of our common stock and 1.0 thousand shares of our convertible stock to our previous advisor on January 19, 2007.  These shares of convertible stock were transferred to an affiliate of Lightstone on February 10, 2017. As of June 30, 2019, we had 22.8 million shares of common stock outstanding and 1.0 thousand shares of convertible stock outstanding held by an affiliate of Lightstone.

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

In connection with the acquisition of the Valley Ranch Apartments, the Company simultaneously entered into a $43.4 million non-recourse mortgage loan (the “Valley Ranch Apartments Loan”) collateralized by the Valley Ranch Apartments (see Note 7).

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

500 West 22nd Street Mezzanine Loan

On February 28, 2019, the Company entered into a $12.0 million mezzanine loan promissory note (the “500 West 22nd Street Mezzanine Loan”) with an unaffiliated third party (the “500 West 22nd Street Mezzanine Loan Borrower”). On the same date, the Company initially funded $8.0 million of the 500 West 22nd Street Mezzanine Loan. During the three months ended June 30, 2019, the Company funded an additional $1.0 million of the 500 West 22nd Street Mezzanine Loan. Through June 30, 2019, the Company has funded an aggregate of $9.0 million of the 500 West 22nd Street Mezzanine Loan and as of June 30, 2019, $3.0 million remained unfunded.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

The 500 West 22nd Street Mezzanine Loan is recorded in note receivable, net on the consolidated balance sheet. In connection with the fundings made for the 500 West 22nd Street Mezzanine Loan, our Advisor received an aggregate of approximately $0.2 million in acquisition fees from the Company during the six months ended June 30, 2019. The acquisition fees are accounted for as an addition to the carrying value of the 500 West 22nd Street Mezzanine Loan and are being amortized over the initial term of the 500 West 22nd Street Mezzanine Loan using a straight-line method that approximates the effective interest method.

The 500 West 22nd Street Mezzanine Loan is due August 31, 2021 and is collateralized by the ownership interests of the 500 West 22nd Street Mezzanine Loan Borrower. The 500 West 22nd Street Mezzanine Loan Borrower owns a parcel of land located at 500 West 22nd Street, New York, New York. The 500 West 22nd Street Mezzanine Loan bears interest at a rate of LIBOR + 11.0% per annum with a floor of 13.493% (13.493% as of June 30, 2019). The Company received an origination fee of 1.0% of the loan balance, or approximately $0.1 million, which is presented in the consolidated balance sheets as a direct deduction from the carrying value of the 500 West 22nd Street Mezzanine Loan and is being amortized to interest income, using a straight-line method that approximates the effective interest method, over the initial term of the 500 West 22nd Street Mezzanine Loan. The 500 West 22nd Street Mezzanine Loan may be extended two additional six- month periods by the 500 West 22nd Street Mezzanine Loan Borrower provided certain conditions are met, including the establishment of an additional reserve for interest and the payment of an extension fee equal to 0.25% of the outstanding loan balance.

In connection with the initial funding under the 500 West 22nd Street Mezzanine Loan, the Company retained approximately $2.1 million of the proceeds to establish a reserve for interest and other items, which is presented in the consolidated balance sheets as a direct deduction from the carrying value of the 500 West 22nd Street Mezzanine Loan and are being applied against the first 8.0% of monthly interest due during the initial term of the 500 West 22nd Street Mezzanine Loan. The additional monthly interest due is added to the balance of the 500 West 22nd Street Mezzanine Loan and payable at maturity.

During the three and six months ended June 30, 2019, the Company recorded $0.1 million and $0.2 million of interest income, respectively, related to the note receivable and as of June 30, 2019, the balance of the 500 West 22nd Street Mezzanine Loan was $9.2 million and the remaining reserves for interest and other items aggregated $1.8 million.

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

As of June 30, 2019 and December 31, 2018, management estimated that the carrying value of cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable, accrued and other liabilities, accrued property tax and payables to related parties were at amounts that reasonably approximated their fair value based on their highly-liquid nature and short-term maturities. The carrying amount of the note receivable approximates fair value because the interest rate is variable and reflective of the market rate. The fair value of the notes payable is categorized as a Level 2 in the fair value hierarchy. The fair value was estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2019 and December 31, 2018. Carrying amounts of our notes payable and the related estimated fair value is summarized as follows:

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

	As of June 30, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable	$213,223	$217,982	$141,423	$140,986

6.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of June 30, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate and Government Bonds	$5,293	$93	$(3)	$5,383

	As of December 31, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate and Government Bonds	$14,575	$15	$(204)	$14,386

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of June 30, 2019, the Company did not recognize any impairment charges.

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

The fair values of the Company’s investments in debt securities are measured using quoted prices for these investments; however, the markets for these assets are not active. As of June 30, 2019, all of the Company’s debt securities were classified as Level 2 assets and there were no transfers between the level classifications during the six months ended June 30, 2019.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of June 30, 2019
Due in 1 year	$1,095
Due in 1 year through 5 years	4,288
Due in 5 years through 10 years	-
Due after 10 years	-
Total	$5,383

7.	Notes Payable

Notes payable consists of the following:

Property	Interest Rate	Weighted Average Interest Rate as of June 30, 2019	Maturity Date	Amount Due at Maturity	As of June 30, 2019	As of December 31, 2018

River Club and the Townhomes at River Club	LIBOR + 1.78%	4.18%	May 1, 2025	$28,419	$30,359	$30,359

Gardens Medical Pavilion	LIBOR + 1.90%	5.17%	June 1, 2021	12,300	12,780	12,900

Lakes of Margate	5.49% and 5.92%	5.75%	January 1, 2020	13,384	13,537	13,687

Arbors Harbor Town	4.53%	4.53%	December 28, 2025	29,000	29,000	29,000

Parkside	4.45%	4.45%	June 1, 2025	15,782	17,733	17,877

Axis at Westmont	4.39%	4.39%	February 1, 2026	34,343	37,600	37,600

Vally Ranch Apartments	4.16%	4.16%	March 1, 2026	43,414	43,414	-

Flats at Fishers	3.78%	3.78%	July 1, 2026	26,090	28,800	-

Total notes payable		4.39%		$202,732	213,223	141,423

Less: Deferred financing costs					(3,546)	(2,407)

Total notes payable, net					$209,677	$139,016

The Company’s loan agreements stipulate that it complies with certain reporting and financial covenants. The Company is currently in compliance with all of its debt covenants.

On February 14, 2019, the Company entered into the Valley Ranch Apartments Loan scheduled to mature on March 1, 2026. The Valley Ranch Apartments Loan bears interest at 4.16% and requires monthly interest-only payments through its stated maturity. The Valley Ranch Apartments Loan is collateralized by the Valley Ranch Apartments and is non-recourse to the Company. In connection with the Valley Ranch Apartments Loan, our Advisor received an aggregate of approximately $0.4 million in financing fees.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

On June 13, 2019, the Company entered into a seven-year $28.8 million mortgage loan (the “Flats at Fishers Loan”) scheduled to mature on July 1, 2026. The Flats at Fishers Loan bears interest at 3.78% and requires monthly interest-only payments through the first two years of the loan term and thereafter, monthly payments of principal and interest based upon a 30-year amortization. The Flats at Fishers Loan is collateralized by the Flats at Fishers and is non-recourse to the Company. In connection with the Flats at Fishers Loan, our Advisor received an aggregate of approximately $0.3 million in financing fees.

The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of June 30, 2019.

	2019	2020	2021	2022	2023	Thereafter	Total
Principal maturities	$417	$13,924	$13,443	$1,468	$2,122	$181,849	$213,223

Less: deferred financing costs							(3,546)

Total notes payable, net							$209,677

In addition, the Company’s non-recourse mortgage loan secured by the Lakes of Margate (outstanding principal balance of $13.5 million as of June 30, 2019) matures in January 2020. We currently expect to refinance all or a portion of this maturing indebtedness on or before its scheduled maturity. However, if we are unable to refinance the outstanding indebtedness at favorable terms, we will look to repay the then outstanding balance with available cash and/or proceeds from selective asset sales.

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

As of June 30, 2019, the approximate fixed future minimum rental payments, excluding variable lease consideration, from the Company’s office property, Gardens Medical Pavilion, due to us under non-cancelable are as follows:

2019	2020	2021	2022	2023	Thereafter	Total
$794	$1,471	$1,118	$973	$895	$767	$6,018

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

Pursuant to the lease agreements, tenants of the property may be required to reimburse the Company for some or the entire portion of the particular tenant's pro rata share of the real estate taxes and operating expenses of the property. Such amounts are not included in the future minimum lease payments above, but are included in rental revenues on the accompanying consolidated statements of operations. Rental revenue of approximately $0.6 million and $1.2 million for the three and six months ended June 30, 2019, respectively, and rental revenue of approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2018, respectively, related to variable lease payments was included in rental revenues on the accompanying consolidated statements of operations.

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

We pay our external advisor acquisition and advisory fees of 1.5% of the amount paid in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets. In addition, we pay acquisition and advisory fees of 1.5% of the funds advanced in respect of a loan investment. For the three and six months ended June 30, 2019 we incurred acquisition and advisory fees payable to our external advisor of approximately $0.1 million and $1.5 million, respectively. We incurred no acquisition and advisory fees for the three and six months ended June 30, 2018 because we had no acquisitions during these periods.

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

Our external advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the external advisor or its affiliates incur that are due to third parties or related to the additional services provided by our external advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. For the three and six months ended June 30, 2019 and 2018, we incurred no acquisition expense reimbursements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

Prior to June 10, 2018 we paid our external advisor a debt financing fee of 0.5% of the amount available under any loan or line of credit made available to us and pay directly all third-party costs associated with obtaining the debt financing, on June 10, 2018 we amended the advisory management agreement with our advisor and increased the debt financing fee to 1.0% of the amount available under any loan or line of credit made available to us and pay directly all third-party costs associated with obtaining the debt financing. For the three and six months ended June 30, 2019, we incurred $0.3 million and $0.7 million of debt financing fees, respectively. We incurred no debt financing fees for the three and six months ended June 30, 2018.

We pay our external advisor a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable to us.  We incurred no development fees for the three and six months ended June 30, 2019 and 2018.

We pay our external advisor a monthly asset management fee of one-twelfth of 0.7% of the value of each asset. The value of our assets will be the value as determined in connection with the establishment and publication of an estimated net asset value (“NAV”) per share unless the asset was acquired after our publication of a NAV per share (in which case the value of the asset will be the contractual purchase price of the asset). For the three and six months ended June 30, 2019, we expensed $0.7 million and $1.2 million, respectively, of asset management fees payable to our external advisor. For the three and six months ended June 30, 2018, we expensed $0.4 million and $0.8 million, respectively, of asset management fees payable to our external advisor.

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

For the period January 1, 2018 through June 10, 2018, the Administrative Services Reimbursement was up to $1.3 million annually, pro-rated for the period. For the period June 11, 2018 through June 10, 2019, the Administrative Services Reimbursement was up to $1.29 million. On June 10, 2019, the advisory management agreements were extended an additional year through June 10, 2020. For the period June 11, 2019 through June 10, 2020, the Administrative Services Reimbursement is up to $1.31 million. The Administrative Services Reimbursement is payable in four equal quarterly installments within 45 days of the end of each calendar quarter. In addition, under the various advisory management agreements, we are to reimburse the external advisor for certain due diligence services provided in connection with asset acquisitions and dispositions and debt financings separately from the Administrative Services Reimbursement. We incurred and expensed $0.3 million and $0.6 million for the three and six months ended June 30, 2019, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2018, respectively, of such costs for administrative services and due diligence services.

Notwithstanding the fees and cost reimbursements payable to our external advisor pursuant to our advisory management agreement, under our charter we may not reimburse the external advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts, or other similar non-cash reserves and excluding any gain from the sale of our assets for that period unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2019, our total operating expenses (including the asset management fee) exceeded the limit on total operating expenses; however, our independent directors determined the excess expenses were justified primarily as a result of the timing of the redeployment of our cash proceeds from asset sales and financings.

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

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share/unit data and where indicated in millions)

We pay our property manager and affiliate of our external advisor, fees for the management, leasing, and construction supervision of our properties which is 4.0% of gross revenues of the properties managed by our property manager. We pay our property manager an oversight fee equal to 0.5% of the gross revenues of the property managed for any property for which we contract directly with a third-party property manager.  In no event will our property manager or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay our property manager directly for its services, we will pay our property manager a management fee or oversight fee, as applicable, based only on our economic interest in the property.   For the three and six months ended June 30, 2019, we incurred and expensed property management fees or oversight fees to the related-party property manager of $0.1 million and $0.2 million, respectively. For both the three and six months ended June 30, 2018, we incurred and expensed property management fees or oversight fees to the related-party property manager of $0.1 million.

We pay our property manager a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We incurred no construction management fees for the three months ended June 30, 2019 and 2018.

As of both June 30, 2019 and December 31, 2018, we had a payable to our external advisor and its affiliates of less than $0.1 million. These balances consist of accrued fees, including asset management fees, administrative service expenses, property management fees, and other miscellaneous costs payable to our external advisor and property manager.

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

Pursuant to the terms of the mezzanine loan, we participated in the residual interests of Prospect Park attributable to a sale or refinancing even though we had no actual ownership interest. We previously evaluated this ADC Arrangement and determined that its characteristics were similar to a jointly-owned investment or partnership. Accordingly, our investment, which was a variable interest entity (“VIE”) was accounted for as an unconsolidated joint venture under the equity method of accounting instead of loan accounting.

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

On January 4, 2019, the Company and the Borrower received payments of $10.9 million and $1.9 million, respectively, from the escrow account. As a result, the carrying value of our unconsolidated investment in Prospect Park has been reduced to zero and as of June 30, 2019, approximately $2.3 million remains in the escrow account to be used for settlement of any potential remaining amount due to us for our participation in the residual interests of Prospect Park and any additional amounts received will be recognized upon receipt.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy, and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

•	market and economic challenges experienced by the U.S. and global economies or real estate industry as a whole and the local economic conditions in the markets in which our investments are located;

•	the availability of cash flow from operating activities for distributions, if any;

•	conflicts of interest arising out of our relationships with our advisor and its affiliates;

•	our ability to retain or replace our executive officers and other key individuals who provide advisory and property management services to us;

•	our level of debt and the terms and limitations imposed on us by our debt agreements;

•	the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

•	our ability to make accretive investments in a diversified portfolio of assets;

•	future changes in market factors that could affect the ultimate performance of any development or redevelopment projects that we undertake, including but not limited to construction costs, plan or design changes, schedule delays, availability of construction financing, performance of developers, contractors and consultants, and growth in rental rates and operating costs;

•	our ability to secure leases at favorable rental rates;

•	our ability to acquire and/or sell assets at a price and on a timeline consistent with our investment objectives;

•	impairment charges;

•	unfavorable changes in laws or regulations impacting our business, our assets, or our key relationships; and

•	factors that could affect our ability to qualify as a real estate investment trust.

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

Executive Overview

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis.  In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who were distressed or faced time-sensitive deadlines.  In addition, our opportunistic and value-add investment strategy has included investments in real estate-related assets that present opportunities for higher current income. Since inception, we have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily. We have purchased existing, income-producing properties and newly constructed properties. We have also invested in other real estate-related investments such as mortgage and mezzanine loans. We have made our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. Currently, our investments include properties (multifamily and student housing communities, and an office building) and a mezzanine loan. All of our current investments are located in the United States.

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

Liquidity and Capital Resources

We had unrestricted cash and cash equivalents of $38.6 million and marketable securities, available for sale of $5.4 million as of June 30, 2019. Our principal demands for funds going forward will be for the payment of (a) operating expenses, (b) interest and principal payments on our outstanding indebtedness, (c) share redemptions and distributions, if any, authorized by our board of directors, (d) funding of our mezzanine loan and (e) other real estate or real estate-related investments. Generally, we expect to meet the cash needs for these items with our available cash as well as our future cash flow from operations, proceeds received from potential asset sales and/or new borrowings. We intend to hold our various real properties until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

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

As of June 30, 2019, our outstanding notes payable were $209.7 million, net of deferred financing fees of $3.5 million, and had a weighted average interest rate of 4.4%. As of December 31, 2018, the Company had notes payable of $139.0 million, net of deferred financing fees of $2.4 million, with a weighted average interest rate of 4.3%.

Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios, loan to value ratios, and liquidity.  We are currently in compliance with all of our debt covenants.

Our non-recourse mortgage loan secured by the Lakes of Margate (outstanding principal balance of $13.5 million as of June 30, 2019) matures in January 2020. We currently expect to refinance all or a portion of this maturing indebtedness on or before its scheduled maturity. However, if we are unable to refinance the outstanding indebtedness at favorable terms, we will look to repay the outstanding balance with available cash and/or proceeds from selective asset sales.

One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of June 30, 2019 (dollars in thousands).

Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Mortgage Payable	$417	$13,924	$13,443	$1,468	$2,122	$181,849	$213,223
Interest Payments	4,748	8,648	8,303	7,934	7,864	15,746	53,243

Total Contractual Obligations	$5,165	$22,572	$21,746	$9,402	$9,986	$197,595	$266,466

Results of Operations

As of June 30, 2019, we had eight real estate investments (four wholly owned properties and four properties consolidated through investments in joint ventures) and one real estate-related investment (mezzanine loan).

On February 14, 2019, we acquired the Valley Ranch Apartments (the “2019 Acquisition”) and on November 27, 2018 we acquired the Axis at Westmont (the “2018 Acquisition” and collectively, the “Acquisitions”). Additionally, on January 4, 2019 we received proceeds of approximately $10.9 million representing the minimum amount payable for our participation in the residual interests of our equity method investment in Prospect Park. Any additional amounts received will be recognized upon receipt.

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

Three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

The following table provides summary information about our results of operations for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended				Change	Change	Change
	June 30,		Increase/	Percentage	due to	due to	due to
	2019	2018	(Decrease)	Change	Acquisitions(1)	Dispositions(2)	Same Store(3)

Rental revenues	$9,511	$6,713	$2,798	42.0%	$3,018	$(596)	$376
Property operating expenses	3,083	2,506	577	23.0%	894	(297)	(20)
Real estate taxes	1,242	1,107	135	12.0%	272	(183)	46
General and administrative	1,661	1,367	294	22.0%	(8)	9	293
Depreciation and amortization	3,349	2,389	960	40.0%	1,409	(280)	(169)
Interest expense, net	2,272	1,362	910	67.0%	918	(436)	428
Gain on sale of real estate	-	60	(60)	(100.0)%	-	(60)	-

(1)	Represents the effect on our operating results for the periods indicated resulting from our 2018 acquisition of the Axis at Westmont and our 2019 acquisition of the Valley Ranch Apartments.
(2)	Represents the effect on our results for the periods indicated principally resulting from our 2018 disposition of 22 Exchange.
(3)	Represents the change for the three months ended June 30, 2019 compared to the same period in 2018 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Our results for Same Store properties for the three months ended June 30, 2019 and 2018 include Gardens Medical Pavilion, River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town, Parkside and Flats at Fishers.

The following table reflects total rental revenues and total property operating expenses for the three months ended June 30, 2019 and 2018 for: (i) our Same Store properties (ii) the Acquisitions and (iii) the Disposition (dollars in thousands):

	Three Months Ended June 30,
Description	2019	2018	Change
Rental Revenues:
Same Store	$6,493	$6,117	$376
Acquisitions	3,018	-	3,018
Disposition	-	596	(596)
Total rental revenues	$9,511	$6,713	$2,798

Property operating expenses:
Same Store	$2,189	$2,209	$(20)
Acquisitions	894	-	894
Disposition	-	297	(297)
Total property and hotel operating expenses	$3,083	$2,506	$577

The tables below reflect occupancy and effective monthly rental rates for our operating properties owned as of June 30, 2019:

	Occupancy		Effective Monthly Rent per Square Foot/Unit/Bed(1)
	As of June 30,		As of June 30,
Property	2019	2018	2019	2018
Gardens Medical Pavilion	76%	70%	$2.28	$2.09	per sq. ft.
River Club and the Townhomes at River Club	90%	95%	464.06	420.33	per bed
Lakes of Margate	95%	93%	1,345.28	1,342.40	per unit
Arbors Harbor Town	93%	91%	1,224.27	1,265.47	per unit
Parkside	94%	92%	1,105.72	1,173.98	per unit
Flats at Fishers	95%	90%	1,053.00	944.10	per unit
Axis at Westmont (2)	93%	N/A	1,120.83	N/A	per unit
Valley Ranch Apratments (3)	95%	N/A	1,357.52	N/A	per unit

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

(2)	The Axis at Westmont was acquired on November 27, 2018.

(3)	The Valley Ranch Apartments was acquired on February 14, 2019.

Revenues.  Rental revenues for the three months ended June 30, 2019 were $9.5 million, an increase of $2.8 million, compared to $6.7 million for the same period in 2018.  Excluding the effect of our acquisition and disposition activities, our rental revenues increased by $0.4 million for our Same Store properties. The increase in rental revenues for our Same Store Properties was generally attributable to higher occupancy at our Same Store properties during the 2019 period, particularly at Flats at Fishers ($0.2 million of the total increase).

Property Operating Expenses.    Property operating expenses for the three months ended June 30, 2019 were $3.1 million, an increase of $0.6 million, compared to $2.5 million for the same period in 2018. Excluding the effect of our acquisition and disposition activities, our property operating expenses were relatively flat for our Same Store properties.

Real Estate Taxes.  Real estate taxes for the three months ended June 30, 2019 were $1.2 million, an increase of $0.1 million, compared to $1.1 million for the same period in 2018 as the decrease resulting from the Disposition was substantially offset by increases resulting from the Acquisitions.

General and Administrative Expenses.   General and administrative expenses for the three months ended June 30, 2019 were $1.7 million, an increase of $0.3 million, compared to $1.4 million for the same period in 2018. The increase is principally attributable to higher asset management fees during the 2019 period resulting from our acquisition activities. General and administrative expenses primarily consists of audit fees, legal fees, board of directors’ fees, and other administrative expenses, including certain costs paid to our advisor (see Note 10 of the financial statements).

Depreciation and Amortization.   Depreciation and amortization expense for the three months ended June 30, 2019 was $3.3 million, an increase of $0.9 million, compared to $2.4 million for the same period in 2018. Excluding the effect of our acquisition and disposition activities, depreciation and amortization decreased slightly by $0.2 million for our Same Store properties.

Interest Expense, net.   Interest expense, net for the three months ended June 30, 2019 was $2.3 million, an increase of $0.9 million, compared to $1.4 million for the same period in 2018. Excluding the effect of our acquisition and disposition activities, interest expense, net increased by $0.4 million for our Same Store properties. The change in our interest expense, net for our Same Store properties reflects increases in (i) our weighted average outstanding notes payable balance resulting from our financing activities and (ii) the weighted average interest rate on our indebtedness during the 2019 period.

Interest Income, net.   Interest income for the three months ended June 30, 2019 was $0.4 million, an increase of $0.2 million, compared to $0.2 million for the same period in 2018, which represents the interest earned on our note receivable which was entered into on February 28, 2019 (see Note 4 of the financial statements).

Six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

The following table provides summary information about our results of operations for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Six Months Ended				Change	Change	Change
	June 30,		Increase/	Percentage	due to	due to	due to
	2018	2017	(Decrease)	Change	Acquisitions(1)	Dispositions(2)	Same Store(3)

Rental revenues	$18,044	$13,312	$4,732	36.0%	$5,288	$(1,312)	$756
Property operating expenses	5,872	5,097	775	15.0%	1,566	(638)	(153)
Real estate taxes	2,432	2,205	227	10.0%	505	(367)	89
General and administrative	3,144	2,812	332	12.0%	15	(107)	424
Depreciation and amortization	6,449	4,818	1,631	34.0%	2,571	(576)	(364)
Interest expense, net	4,259	2,686	1,573	59.0%	1,602	(867)	838
Gain on sale of real estate	-	307	(307)	(100.0)%	-	(307)	-

(1)	Represents the effect on our operating results for the periods indicated resulting from our 2018 acquisition of the Axis at Westmont and our 2019 acquisition of the Valley Ranch Apartments.
(2)	Represents the effect on our results for the periods indicated principally resulting from our 2018 disposition of 22 Exchange.
(3)	Represents the change for the six months ended June 30, 2019 compared to the same period in 2018 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Our results for Same Store properties for the six months ended June 30, 2019 and 2018 include Gardens Medical Pavilion, River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town, Parkside and Flats at Fishers.

The following table reflects total rental revenues and total property operating expenses for the six months ended June 30, 2019 and 2018 for: (i) our Same Store properties (ii) the Acquisitions and (iii) the Disposition (dollars in thousands):

	Six Months Ended June 30,
Description	2019	2018	Change
Rental Revenues:
Same Store	$12,756	$12,000	$756
Acquisitions	5,288	-	5,288
Disposition	-	1,312	(1,312)
Total rental revenues	$18,044	$13,312	$4,732

Property operating expenses:
Same Store	$4,306	$4,459	$(153)
Acquisitions	1,566	-	1,566
Disposition	-	638	(638)
Total property and hotel operating expenses	$5,872	$5,097	$775

The tables below reflect occupancy and effective monthly rental rates for our operating properties owned as of June 30, 2019:

	Occupancy		Effective Monthly Rent per Square Foot/Unit/Bed(1)
	As of June 30,		As of June 30,
Property	2019	2018	2019	2018
Gardens Medical Pavilion	76%	70%	$2.28	$2.09	per sq. ft.
River Club and the Townhomes at River Club	90%	95%	464.06	420.33	per bed
Lakes of Margate	95%	93%	1,345.28	1,342.40	per unit
Arbors Harbor Town	93%	91%	1,224.27	1,265.47	per unit
Parkside	94%	92%	1,105.72	1,173.98	per unit
Flats at Fishers	95%	90%	1,053.00	944.10	per unit
Axis at Westmont (2)	93%	N/A	1,120.83	N/A	per unit
Valley Ranch Apratments (3)	95%	N/A	1,357.52	N/A	per unit

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

(2)	The Axis at Westmont was acquired on November 27, 2018

(3)	The Valley Ranch Apartments was acquired on February 14, 2019

Revenues.  Rental revenues for the six months ended June 30, 2019 were $18.0 million, an increase of $4.7 million, compared to $13.3 million for the same period in 2018.  Excluding the effect of our acquisition and disposition activities, our rental revenues increased by $0.8 million for our Same Store properties. The increase in rental revenues for our Same Store Properties was generally attributable to higher occupancy at our Same Store properties during the 2019 period, particularly at Flats at Fishers ($0.5 million of the total increase).

Property Operating Expenses.    Property operating expenses for the six months ended June 30, 2019 were $5.9 million, an increase of $0.8 million, compared to $5.1 million for the same period in 2018. Excluding the effect of our acquisition and disposition activities, our property operating expenses decreased slightly by $0.2 million for our Same Store properties.

Real Estate Taxes.  Real estate taxes for the six months ended June 30, 2019 were $2.4 million, an increase of $0.2 million, compared to $2.2 million for the same period in 2018 as the decrease resulting from the Disposition was substantially offset by increases resulting from the Acquisitions.

General and Administrative Expenses.   General and administrative expenses for the six months ended June 30, 2019 were $3.1 million, an increase of $0.3 million, compared to $2.8 million for the same period in 2018. The increase is principally attributable to higher asset management fees during the 2019 period resulting from our acquisition activities. General and administrative expenses primarily consists of audit fees, legal fees, board of directors’ fees, and other administrative expenses, including certain costs paid to our advisor (see Note 10 of the financial statements).

Depreciation and Amortization.   Depreciation and amortization expense for the six months ended June 30, 2019 was $6.4 million, an increase of $1.6 million, compared to $4.8 million for the same period in 2018. Excluding the effect of our acquisition and disposition activities, depreciation and amortization decreased by $0.4 million for our Same Store properties.

Interest Expense, net.   Interest expense for the six months ended June 30, 2019 was $4.3 million, an increase of $1.6 million, compared to $2.7 million for the same period in 2018. Excluding the effect of our acquisition and disposition activities, interest expense increased by $0.8 million for our Same Store properties. The change in our interest expense, net for our Same Store properties reflects increases in (i) our weighted average outstanding notes payable balance resulting from our financing activities and (ii) the weighted average interest rate on our indebtedness during the 2019 period.

Interest Income, net.   Interest income for the six months ended June 30, 2019 was $0.7 million, an increase of $0.4 million, compared to $0.3 million for the same period in 2018, which represents the interest earned on our note receivable which was entered into on February 28, 2019 (see Note 4 of the financial statements).

Summary of Cash Flows

Operating activities

The net cash flows provided by operating activities of $6.5 million for the six months ended June 30, 2019 consists of the following:

•	cash inflows of approximately $3.9 million from our net loss after adjustment for non-cash items; and

•	cash inflows of approximately $2.6 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash used in investing activities of $61.6 million for the six months ended June 30, 2019 consists primarily of the following:

•	the acquisition of the Valley Ranch Apartments for $71.5 million;

•	net funding of note receivable of $7.1 million;

•	capital expenditures of $3.1 million;

•	proceeds of approximately $10.9 million related to our equity method investment in Prospect Park; and

•	net proceeds from the sale of marketable securities, available for sale of 9.2 million.

Financing activities

The net cash provided by financing activities of $65.4 million for the six months ended June 30, 2019 consists primarily of the following:

•	debt principal payments of $0.4 million;

•	net proceeds from notes payable of $70.8 million; and

•	redemptions and cancellation of common stock of $4.9 million.

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

Our calculations of FFO and MFFO are presented below (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Description	2019	2018	2019	2018
Net loss	$(1,418)	$(1,690)	$(3,124)	$(3,495)
FFO adjustments:
Depreciation and amortization of real estate assets	3,349	2,389	6,449	4,818
Gain on sale of real estate	-	(60)	-	(307)
FFO	1,931	639	3,325	1,016
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(1)	10	5	10	16
Noncash adjustments:
Amortization of above or below market leases and liabilities(2)	(19)	(3)	(38)	(6)
Non-recurring (loss)/gain from extinguishment/sale of debt, derivatives or securities holdings(3)	2	(2)	54	(2)
Accretion of discounts and amortization of premiums on debt investments (4)	-	(28)	-	(70)
MFFO before straight-line rent	1,924	611	3,351	954
Straight-line rent(5)	3	(9)	3	(11)
MFFO - IPA recommended format(6)	$1,927	$602	$3,354	$943

Net loss	$(1,418)	$(1,690)	$(3,124)	$(3,495)
Less: income (loss) attributable to noncontrolling interests	3	117	16	90
Net loss applicable to Company's common shares	$(1,415)	$(1,573)	$(3,108)	$(3,405)
Net loss per common share, basic and diluted	$(0.06)	$(0.06)	$(0.13)	$(0.14)

FFO	$1,931	$639	$3,325	$1,016
Less: FFO attributable to noncontrolling interests	(168)	(176)	(324)	(324)
FFO attributable to Company's common shares	$1,763	$463	$3,001	$692
FFO per common share, basic and diluted	$0.08	$0.02	$0.13	$0.03

MFFO - IPA recommended format	$1,927	$602	$3,354	$943
Less: MFFO attributable to noncontrolling interests	(165)	(171)	(317)	(314)
MFFO attributable to company's common shares	$1,762	$431	$3,037	$629

Weighted average number of common shares outstanding, basic and diluted	23,219	24,515	23,286	24,561

1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
3)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
4)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
6)	Our MFFO results include certain unusual items as set forth in the table below. We believe it is helpful to our investors in understanding our operating results to both highlight them and present adjusted MFFO excluding their impact (as shown below).

	For the Three Months Ended	For the Six Months Ended
	June 30, 2018	June 30, 2018
Default interest expense(a)	$239	$476
Allocations to noncontrolling interests	(24)	(48)
Total after allocations to noncontrolling interests	$215	$428

(a)	Represents the accrual of default interest expense on our non-recourse mortgage loan which was collateralized by 22 Exchange. Although the lender for 22 Exchange did not charge us and was not paid interest at the stated default rate, we accrued interest at the default rate pursuant to the terms of the respective loan agreement. On December 28, 2018, we and the 10.0% noncontrolling member relinquished our ownership of 22 Exchange through a deed-in-lieu of foreclosure transaction with the lender.

Excluding the impact of this unusual item from our MFFO, after taking into consideration allocations to noncontrolling interests, our adjusted MFFO attributable to Company's common shares would have been $646 and $1,057, for the three and six months ended June 30, 2018.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of June 30, 2019, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control-New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of June 30, 2019, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

From our inception through December 31, 2018, we had redeemed 3.3 million shares of our common stock at an average price per share of $6.97 per share. For the six months ended June 30, 2019, we repurchased 621,494 shares of common stock for $7.83 per share, pursuant to our share repurchase program.

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

On December 28, 2018, our board of directors adopted a Fifth Amended and Restated Share Redemption Program (the “Fifth Amended Share Redemption Program”) which became effective on January 31, 2019. The only material change to the program was to change the measurement period for the limitations on the number and dollar amount of shares that may be accepted for redemption from a rolling 12 month-period to a calendar year. On March 26, 2019, our board of directors set the cash available for redemptions at $2.5 million for the quarterly period ended March 31, 2019. On April 15, 2019, the Company redeemed approximately 0.3 million shares of our common stock, for quarterly period ended December 31, 2018, for approximately $2.4 million. On May 9, 2019, our board of directors set the cash available for redemptions at $2.5 million per quarter, for each of the quarterly periods ending June 30, 2019, September 30, 2019 and December 31, 2019. On May 31, 2019, the Company redeemed approximately 0.3 million shares of our common stock, for quarterly period ended March 31, 2018, for approximately $2.5 million.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

The Company is providing the following disclosure in lieu of providing this information in a current report on Form 8-K pursuant to Item 5.07, “Submission of Matters to a Vote of Security Holders.”

On August 8, 2019, the Company held its annual meeting of stockholders. According to the inspector of elections, a total of 12,034,557 shares of the Company’s common stock outstanding and entitled to vote were represented at the meeting in person or by proxy, representing approximately 53% of the total number of shares entitled to vote at the meeting. The voting results, as certified by the inspector of elections, are as follows:

Proposal 1 - Election of Directors.

The Company’s stockholders elected seven directors of the Company to hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Stockholders voted as follows:

Nominee	For	Withheld	Broker Non-Votes
Andreas K. Bremer	9,800,973	659,993	1,573,591
Diane S. Detering-Paddison	9,821,116	639,850	1,573,591
Jeffrey F. Joseph	9,709,531	751,435	1,573,591
David Lichtenstein	9,794,028	666,938	1,573,591
Jeffrey P. Mayer	9,798,950	662,016	1,573,591
Cynthia Pharr Lee	9,733,585	727,381	1,573,591
Steven Spinola	9,769,152	691,814	1,573,591

Proposal 2 - Ratification of Selection of Auditors.

The stockholders ratified the appointment of EisnerAmper LLP to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2019. Stockholders voted as follows:

For	Against	Abstain	Broker Non-Votes
11,422,511	224,910	387,136	n/a

Item 6.	Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST V, INC.

Date: August 14, 2019	By:	/s/ Mitchell C. Hochberg
Mitchell C. Hochberg
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description
10.1*	Renewal Agreement (Advisory Management Agreement) among Value Plus Real Estate Investment Trust V, Inc., Lightstone Value Plus REIT V OP LP and LSG-BH II Advisor LLC effective as of June 10, 2019.
10.2*	Second Amendment to Advisory Agreement among Lightstone Value Plus Real Estate Investment Trust V, Inc., Lightstone Value Plus REIT V OP LP and LSG Development Advisor LLC effective as of June 10, 2019.
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 14, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed or furnished herewith
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

