Form 10-Q
period 2019-09-30
Lightstone Value Plus Real Estate Investment Trust V, Inc.
filed 2019-11-07
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes ☐ No ☒

As of November 7, 2019, the Registrant had approximately 22.5 million shares of common stock outstanding.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST V, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Investment property:
Land and improvements	$71,141	$46,175
Building and improvements	245,696	194,726
Furniture, fixtures and equipment	6,867	6,285
Gross investment property	323,704	247,186
Less accumulated depreciation	(54,491)	(46,182)
Net investment property	269,213	201,004

Investment in unconsolidated joint venture	-	10,944
Cash and cash equivalents	33,958	29,607
Marketable securities, available for sale	5,432	14,386
Restricted cash	4,570	3,045
Note receivable, net	8,665	-
Prepaid expenses and other assets	2,641	5,471
Total Assets	$324,479	$264,457

Liabilities and Stockholders' Equity
Notes payable, net	$209,647	$139,016
Accounts payable and accrued and other liabilities	4,460	3,634
Payables to related parties	16	316
Accrued property tax	3,149	1,670
Total liabilities	217,272	144,636

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.0001 par value per share; 50.0 million shares authorized, none issued and outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value per share; 350.0 million shares authorized, 22.5 million and 23.4 million shares issued and outstanding, respectively	2	2
Additional paid-in-capital	207,170	214,537
Accumulated other comprehensive income/(loss)	51	(217)
Accumulated deficit	(100,567)	(95,295)
Total Company stockholders' equity	106,656	119,027
Noncontrolling interests	551	794

Total Stockholder's Equity	107,207	119,821

Total Liabilities and Stockholders' Equity	$324,479	$264,457

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(dollars and shares in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Rental revenues	$9,575	$6,698	$27,619	$20,010

Expenses
Property operating expenses	3,622	3,043	9,494	8,140
Real estate taxes	1,412	1,078	3,844	3,283
General and administrative	1,514	1,357	4,658	4,169
Depreciation and amortization	3,402	2,366	9,851	7,184
Total operating expenses	9,950	7,844	27,847	22,776

Operating loss	(375)	(1,146)	(228)	(2,766)

Interest expense, net	(2,494)	(1,625)	(6,753)	(4,311)
Interest income	503	219	1,163	533
Gain on sale of real estate and other assets	-	312	-	619
Other income, net	124	90	452	280
Net loss	(2,242)	(2,150)	(5,366)	(5,645)
Net loss attributable to noncontrolling interests	78	160	94	250
Net loss attributable to the Company's shares	$(2,164)	$(1,990)	$(5,272)	$(5,395)
Weighted average shares outstanding:
Basic and diluted	22,680	24,101	23,058	24,407
Basic and diluted loss per share	$(0.10)	$(0.08)	$(0.23)	$(0.22)
Comprehensive loss:
Net loss	$(2,242)	$(2,150)	$(5,366)	$(5,645)
Other comprehensive income/(loss):
Holding gain/(loss) on marketable securities, available for sale	24	7	249	(172)
Reclassification adjustment for loss included in net loss	-	-	54	-
Foreign currency translation loss	-	(1)	(35)	-
Total other comprehensive income/(loss)	24	6	268	(172)
Comprehensive loss	(2,218)	(2,144)	(5,098)	(5,817)
Comprehensive loss attributable to noncontrolling interest	78	160	94	250
Comprehensive loss attributable to the Company's shares	$(2,140)	$(1,984)	$(5,004)	$(5,567)

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars and shares in thousands)

(Unaudited)

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
BALANCE, December 31, 2017	1	$-	24,647	$2	$224,923	$(27)	$(90,108)	$4,845	$139,635

Net loss	-	-	-	-	-	-	(5,395)	(250)	(5,645)
Distributions to noncontrolling interest holders	-	-	-	-	-	-	-	(3,419)	(3,419)
Redemption and cancellation of shares	-	-	(1,111)	-	(7,858)	-	-	-	(7,858)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	-	-	(172)	-	-	(172)

BALANCE, September 30, 2018	1	$-	23,536	$2	$217,065	$(199)	$(95,503)	$1,176	$122,541

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss)/Income	Deficit	Interests	Equity
BALANCE, June 30, 2018	1	$-	24,489	$2	$224,097	$(205)	$(93,513)	$1,343	$131,724

Net loss	-	-	-	-	-	-	(1,990)	(160)	(2,150)
Distributions to noncontrolling interest holders	-	-	-	-	-	-	-	(7)	(7)
Redemption and cancellation of shares	-	-	(953)	-	(7,032)	-	-	-	(7,032)
Other comprehensive loss:
Holding gain on marketable securities, available for sale	-	-	-	-	-	7	-	-	7
Foreign currency translation loss	-	-	-	-	-	(1)	-	-	(1)

BALANCE, September 30, 2018	1	$-	23,536	$2	$217,065	$(199)	$(95,503)	$1,176	$122,541

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss)/Income	Deficit	Interests	Equity
BALANCE, December 31, 2018	1	$-	23,432	$2	$214,537	$(217)	$(95,295)	$794	$119,821

Net loss	-	-	-	-	-	-	(5,272)	(94)	(5,366)
Distributions paid to noncontrolling interests	-	-	-	-	-	-	-	(179)	(179)
Redemption and cancellation of shares	-	-	(932)	-	(7,367)	-	-	-	(7,367)
Contributions received from noncontrolling interests	-	-	-	-	-	-	-	30	30
Other comprehensive income:
Holding gain on marketable securities, available for sale	-	-	-	-	-	249	-	-	249
Foreign currency translation loss	-	-	-	-	-	(35)	-	-	(35)
Reclassification adjustment for loss included in net loss	-	-	-	-	-	54	-	-	54

BALANCE, September 30, 2019	1	$-	22,500	$2	$207,170	$51	$(100,567)	$551	$107,207

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss)/Income	Deficit	Interests	Equity
BALANCE, June 30, 2019	1	$-	22,811	$2	$209,670	$27	$(98,403)	$649	$111,945

Net loss	-	-	-	-	-	-	(2,164)	(78)	(2,242)
Distributions paid to noncontrolling interests	-	-	-	-	-	-	-	(17)	(17)
Redemption and cancellation of shares	-	-	(311)	-	(2,500)	-	-	-	(2,500)
Contributions received from noncontrolling interests	-	-	-	-	-	-	-	(3)	(3)
Other comprehensive income:
Holding gain on marketable securities, available for sale	-	-	-	-	-	24	-	-	24

BALANCE, September 30, 2019	1	$-	22,500	$2	$207,170	$51	$(100,567)	$551	$107,207

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,366)	$(5,645)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,851	7,184
Amortization of deferred financing fees	464	270
Non-cash interest income	(719)	(619)
Other non-cash adjustments	66	43
Changes in operating assets and liabilities:
Decrease/(increase) in prepaid expenses and other assets	2,843	(1,878)
Increase in accounts payable and accrued and other liabilities and accrued property tax	2,191	2,670
(Decrease)/increase in payables to related parties	(300)	35
Net cash provided by operating activities	9,030	2,060

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(77,971)	(2,347)
Purchases of marketable securities	(2,247)	(15,835)
Proceeds from sale of marketable securities	11,450	775
Funding of note receivable	(7,771)	-
Acquisition fee paid on note receivable	(175)	-
Proceeds from disposition of investment in unconsolidated joint venture	10,944	-
Cash used in investing activities	(65,770)	(17,407)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	72,214	61,374
Payments on notes payable	(619)	(33,898)
Payment of loan fees and expenses	(1,428)	(1,430)
Redemptions of common stock	(7,367)	(7,858)
Contributions received from noncontrolling interests	30	-
Distributions paid to noncontrolling interests	(179)	(3,446)
Net cash provided by financing activities	62,651	14,742

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(35)	-
Net change in cash, cash equivalents and restricted cash	5,876	(605)
Cash, cash equivalents and restricted cash, beginning of year	32,652	57,360
Cash, cash equivalents and restricted cash, end of period	$38,528	$56,755

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$3,934	$3,548
Capital expenditures for real estate in accrued liabilities and accounts payable	$279	$139
Holding gain/loss on marketable securities, available for sale	$303	$172

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash	$33,958	$52,368
Restricted cash	4,570	4,387
Total cash and restricted cash	$38,528	$56,755

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

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

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. We have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily. We have purchased existing, income-producing properties, and newly-constructed properties. We have also invested in other real estate-related investments such as mortgage and mezzanine loans. We intend to hold the various real properties in which we have invested until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. As of September 30, 2019, we had eight real estate investments (four wholly owned properties and four properties consolidated through investments in joint ventures) and one real estate-related investment (mezzanine loan).

Substantially all of our business is conducted through Lightstone REIT V OP LP, which was previously named Behringer Harvard Opportunity OP II LP prior to November 1, 2017, a limited partnership organized in Delaware (the “Operating Partnership”).  As of September 30, 2019, our wholly owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner.  As of September 30, 2019, our wholly owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

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

In connection with our initial capitalization, we issued 22,500 shares of our common stock and 1,000 shares of our convertible stock to our previous advisor on January 19, 2007.  These shares of convertible stock were transferred to an affiliate of Lightstone on February 10, 2017. As of September 30, 2019, we had 22.5 million shares of common stock outstanding and 1,000 shares of convertible stock outstanding held by an affiliate of Lightstone.

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

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

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

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

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

New Accounting Pronouncements

In June 2016, the FASB issued new guidance which replaces the incurred loss impairment methodology currently in use with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The new guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  The Company is currently in the process of evaluating the impact the adoption of this standard will have on the Company’s consolidated financial statements.

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

500 West 22nd Street Mezzanine Loan

On February 28, 2019, the Company entered into a $12.0 million mezzanine loan promissory note (the “500 West 22nd Street Mezzanine Loan”) with an unaffiliated third party (the “500 West 22nd Street Mezzanine Loan Borrower”). On the same date, the Company initially funded $8.0 million of the 500 West 22nd Street Mezzanine Loan. Through September 30, 2019, the Company funded an additional $2.0 million of the 500 West 22nd Street Mezzanine Loan and has funded an aggregate of $10.0 million of the 500 West 22nd Street Mezzanine Loan and as of September 30, 2019, $2.0 million remained unfunded.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The 500 West 22nd Street Mezzanine Loan is recorded in note receivable, net on the consolidated balance sheet. In connection with the fundings made for the 500 West 22nd Street Mezzanine Loan, our Advisor has received an aggregate of approximately $0.2 million in acquisition fees from the Company during the nine months ended September 30, 2019. The acquisition fees are accounted for as an addition to the carrying value of the 500 West 22nd Street Mezzanine Loan and are being amortized as a reduction to interest income over the initial term of the 500 West 22nd Street Mezzanine Loan using a straight-line method that approximates the effective interest method.

The 500 West 22nd Street Mezzanine Loan is due August 31, 2021 and is collateralized by the ownership interests of the 500 West 22nd Street Mezzanine Loan Borrower. The 500 West 22nd Street Mezzanine Loan Borrower owns a parcel of land located at 500 West 22nd Street, New York, New York. The 500 West 22nd Street Mezzanine Loan bears interest at a rate of LIBOR + 11.0% per annum with a floor of 13.493% (13.493% as of September 30, 2019). The Company received an origination fee of 1.0% of the loan balance, or approximately $0.1 million, which is presented in the consolidated balance sheets as a direct deduction from the carrying value of the 500 West 22nd Street Mezzanine Loan and is being amortized to interest income, using a straight-line method that approximates the effective interest method, over the initial term of the 500 West 22nd Street Mezzanine Loan. The 500 West 22nd Street Mezzanine Loan may be extended two additional six- month periods by the 500 West 22nd Street Mezzanine Loan Borrower provided certain conditions are met, including the establishment of an additional reserve for interest and the payment of an extension fee equal to 0.25% of the outstanding loan balance.

In connection with the initial funding under the 500 West 22nd Street Mezzanine Loan, the Company retained approximately $2.1 million of the proceeds to establish a reserve for interest and other items, which is presented in the consolidated balance sheets as a direct deduction from the carrying value of the 500 West 22nd Street Mezzanine Loan and are being applied against the first 8.0% of monthly interest due during the initial term of the 500 West 22nd Street Mezzanine Loan. Through September 30, 2019, approximately $0.4 million of the reserve has been recognized as interest income and the remaining balance of the reserve was approximately $1.7 million as of September 30, 2019. The additional monthly interest due above the 8.0% threshold is added to the balance of the 500 West 22nd Street Mezzanine Loan and payable at maturity. As of September 30, 2019, approximately $0.3 million of additional interest due is included in the balance of the 500 West 22nd Street Mezzanine Loan.

During the three and nine months ended September 30, 2019, the Company recorded approximately $0.3 million and $0.7 million of interest income, respectively, related to the note receivable and as of September 30, 2019, the outstanding principal balance of the 500 West 22nd Street Mezzanine Loan was approximately $10.3 million.

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

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

As of September 30, 2019 and December 31, 2018, management estimated that the carrying value of cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable, accrued and other liabilities, accrued property tax and payables to related parties were at amounts that reasonably approximated their fair value based on their highly-liquid nature and short-term maturities. The carrying amount of the note receivable approximates fair value because the interest rate is variable and reflective of the market rate. The fair value of the notes payable is categorized as a Level 2 in the fair value hierarchy. The fair value was estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2019 and December 31, 2018. Carrying amounts of our notes payable and the related estimated fair value is summarized as follows:

	As of September 30, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable	$213,017	$213,523	$141,423	$140,986

6.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of September 30, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate and Government Bonds	$5,318	$116	$(2)	$5,432

	As of December 31, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate and Government Bonds	$14,575	$15	$(204)	$14,386

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of September 30, 2019, the Company did not recognize any impairment charges.

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

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

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

The fair values of the Company’s investments in debt securities are measured using quoted prices for these investments; however, the markets for these assets are not active. As of September 30, 2019, all of the Company’s debt securities were classified as Level 2 assets and there were no transfers between the level classifications during the nine months ended September 30, 2019.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of September 30, 2019
Due in 1 year	$1,097
Due in 1 year through 5 years	4,335
Due in 5 years through 10 years	-
Due after 10 years	-
Total	$5,432

7.	Notes Payable

Notes payable consists of the following:

Property	Interest Rate	Weighted Average Interest Rate as of September 30, 2019	Maturity Date	Amount Due at Maturity	As of September 30, 2019	As of December 31, 2018
River Club and the Townhomes at River Club	LIBOR + 1.78%	3.93%	May 1, 2025	$28,419	$30,359	$30,359

Gardens Medical Pavilion	LIBOR + 1.90%	4.57%	September 1, 2021	12,300	12,720	12,900

Lakes of Margate	5.49% and 5.92%	5.75%	January 1, 2020	13,384	13,462	13,687

Arbors Harbor Town	4.53%	4.53%	December 28, 2025	29,000	29,000	29,000

Parkside	4.45%	4.45%	September 1, 2025	15,782	17,662	17,877

Axis at Westmont	4.39%	4.39%	February 1, 2026	34,343	37,600	37,600

Vally Ranch Apartments	4.16%	4.16%	March 1, 2026	43,414	43,414	-

Flats at Fishers	3.78%	3.78%	July 1, 2026	26,090	28,800	-

Total notes payable		4.32%		$202,732	213,017	141,423

Less: Deferred financing costs					(3,370)	(2,407)

Total notes payable, net					$209,647	$139,016

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

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

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

The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of September 30, 2019.

	2019	2020	2021	2022	2023	Thereafter	Total
Principal maturities	$212	$13,924	$13,443	$1,468	$2,122	$181,848	$213,017

Less: deferred financing costs							(3,370)

Total notes payable, net							$209,647

In addition, the Company’s non-recourse mortgage loan secured by the Lakes of Margate (outstanding principal balance of $13.5 million as of September 30, 2019) matures in January 2020. We currently expect to refinance all or a portion of this maturing indebtedness on or before its scheduled maturity. However, if we are unable to refinance the outstanding indebtedness at favorable terms, we will look to repay the then outstanding balance with available cash and/or proceeds from selective asset sales.

8.	Leases

The Company’s office, multifamily and student housing properties are leased to tenants under operating leases. Substantially all of our multifamily and student housing leases have initial terms of 12 months or less. Our office leases expire between 2019 and 2025.

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

As of September 30, 2019, the approximate fixed future minimum rental payments, excluding variable lease consideration, from the Company’s office property, Gardens Medical Pavilion, due to us under non-cancelable are as follows:

2019	2020	2021	2022	2023	Thereafter	Total
$388	$1,424	$1,081	$973	$895	$767	$5,528

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Pursuant to the lease agreements, tenants of the property may be required to reimburse the Company for some or the entire portion of the particular tenant's pro rata share of the real estate taxes and operating expenses of the property. Such amounts are not included in the future minimum lease payments above, but are included in rental revenues on the accompanying consolidated statements of operations. Rental revenue of approximately $0.5 million and $1.7 million for the three and nine months ended September 30, 2019, respectively, and rental revenue of approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2018, respectively, related to variable lease payments was included in rental revenues on the accompanying consolidated statements of operations.

The Company has excluded our multifamily and student housing leases from this table as substantially all of its multifamily and student housing leases have initial terms of 12 months of less.

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

For the three months ended September 30, 2019, we incurred an aggregate of less than $0.1 million payable to our external advisor for acquisition and advisory fees and acquisition expense reimbursement. For the nine months ended September 30, 2019, we incurred an aggregate of $1.4 million payable to our advisor for acquisition and advisory fees and acquisition expense reimbursement. We incurred no acquisition and advisory fees and acquisition expense reimbursement payable to our external advisor for the three and nine months ended September 30, 2018 because we had no acquisitions during these periods. Generally, these fees are capitalized to the applicable asset and amortized over its estimated useful life.

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

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Our external advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the external advisor or its affiliates incur that are due to third parties or related to the additional services provided by our external advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. For the three and nine months ended September 30, 2019 and 2018, we incurred no acquisition expense reimbursements.

Prior to June 10, 2018 we paid our external advisor a debt financing fee of 0.5% of the amount available under any loan or line of credit made available to us and pay directly all third-party costs associated with obtaining the debt financing, on June 10, 2018 we amended the advisory management agreement with our advisor and increased the debt financing fee to 1.0% of the amount available under any loan or line of credit made available to us and pay directly all third-party costs associated with obtaining the debt financing. For the nine months ended September 30, 2019, we incurred $0.7 million of external advisor debt financing fees. We incurred no debt financing fees for the three months ended September 30, 2019 and the three and nine months ended September 30, 2018 as we had no debt financing transactions during these periods. Generally these fees are capitalized as a direct reduction to the applicable financing and amortized over its term.

We pay our external advisor a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable to us.  We incurred no development fees for the three and nine months ended September 30, 2019 and 2018.

We pay our external advisor a monthly asset management fee of one-twelfth of 0.7% of the value of each asset. The value of our assets will be the value as determined in connection with the establishment and publication of an estimated net asset value (“NAV”) per share unless the asset was acquired after our publication of a NAV per share (in which case the value of the asset will be the contractual purchase price of the asset). For the three and nine months ended September 30, 2019, we expensed $0.6 million and $1.8 million, respectively, of asset management fees payable to our external advisor. For the three and nine months ended September 30, 2018, we expensed $0.4 million and $1.2 million, respectively, of asset management fees payable to our external advisor.

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

For the period January 1, 2018 through June 10, 2018, the Administrative Services Reimbursement was up to $1.3 million annually, pro-rated for the period. For the period June 11, 2018 through June 10, 2019, the Administrative Services Reimbursement was up to $1.29 million. On June 10, 2019, the advisory management agreements were extended an additional year through June 10, 2020. For the period June 11, 2019 through June 10, 2020, the Administrative Services Reimbursement is up to $1.312 million. The Administrative Services Reimbursement is payable in four equal quarterly installments within 45 days of the end of each calendar quarter. In addition, under the various advisory management agreements, we are to reimburse the external advisor for certain due diligence services provided in connection with asset acquisitions and dispositions and debt financings separately from the Administrative Services Reimbursement. We incurred and expensed $0.4 million and $1.0 million for the three and nine months ended September 30, 2019, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2018, respectively, of such costs for administrative services and due diligence services.

Notwithstanding the fees and cost reimbursements payable to our external advisor pursuant to our advisory management agreement, under our charter we may not reimburse the external advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts, or other similar non-cash reserves and excluding any gain from the sale of our assets for that period unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2019, our total operating expenses (including the asset management fee) exceeded the limit on total operating expenses; however, our independent directors determined the excess expenses were justified primarily as a result of the timing of the redeployment of our cash proceeds from asset sales and financings.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Property Manager

The Company engaged an affiliate of Lightstone (the “Lightstone Manager”) pursuant to a property management and leasing agreement. The following discussion describes the fees and expenses payable to our affiliated property manager and its respective affiliates under both the various property management and leasing agreements.

We pay our property manager and affiliate of our external advisor, fees for the management, leasing, and construction supervision of our properties which is 4.0% of gross revenues of the properties managed by our property manager. We pay our property manager an oversight fee equal to 0.5% of the gross revenues of the property managed for any property for which we contract directly with a third-party property manager.  In no event will our property manager or its affiliates receive both a property management fee and an oversight fee with respect to any particular property.  In the event we own a property through a joint venture that does not pay our property manager directly for its services, we will pay our property manager a management fee or oversight fee, as applicable, based only on our economic interest in the property.   For the three and nine months ended September 30, 2019, we incurred and expensed property management fees or oversight fees to the related-party property manager of $0.1 million and $0.3 million, respectively. For both the three and nine months ended September 30, 2018, we incurred and expensed property management fees or oversight fees to the related-party property manager of $0.1 million.

We pay our property manager a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We incurred no construction management fees for the three months ended September 30, 2019 and 2018.

As of both September 30, 2019 and December 31, 2018, we had a payable to our external advisor and its affiliates of less than $0.1 million. These balances consist of accrued fees, including asset management fees, administrative service expenses, property management fees, and other miscellaneous costs payable to our external advisor and property manager.

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

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Pursuant to the terms of the mezzanine loan, we participated in the residual interests of Prospect Park attributable to a sale or refinancing even though we had no actual ownership interest. We previously evaluated this arrangement and determined that its characteristics were similar to a jointly-owned investment or partnership. Accordingly, our investment, which was a variable interest entity (“VIE”) was accounted for as an unconsolidated joint venture under the equity method of accounting instead of loan accounting.

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

On January 4, 2019, the Company and the Borrower received payments of $10.9 million and $1.9 million, respectively, from the escrow account. As a result, the carrying value of our unconsolidated investment in Prospect Park has been reduced to zero and as of September 30, 2019, approximately $2.3 million remains in the escrow account to be used for settlement of any potential remaining amount due to us for our participation in the residual interests of Prospect Park and any additional amounts received will be recognized upon receipt.

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

Liquidity and Capital Resources

We had unrestricted cash and cash equivalents of $34.0 million and marketable securities, available for sale of $5.4 million as of September 30, 2019. Our principal demands for funds going forward will be for the payment of (a) operating expenses, (b) interest and principal payments on our outstanding indebtedness, (c) share redemptions and distributions, if any, authorized by our board of directors, (d) remaining funding of our mezzanine loan and (e) other real estate or real estate-related investments. Generally, we expect to meet the cash needs for these items with our available cash as well as our future cash flow from operations, proceeds received from potential asset sales and/or new borrowings. We intend to hold our various real properties until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

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

Commercial real estate debt markets may experience volatility and uncertainty as a result of certain related factors, including changes to underwriting standards by lenders and credit rating agencies, macro-economic issues related to fiscal, tax and regulatory policies, and global financial issues.  Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our developments and investments.  This may result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders.  In addition, disruptions in the debt markets may reduce the amount of capital that is available to finance real estate, which in turn could: (i) lead to a decline in real estate values generally; (ii) slow real estate transaction activity; (iii) reduce the loan to value ratio upon which lenders are willing to extend debt; and (iv) result in difficulty in refinancing debt as it becomes due, all of which may reasonably be expected to have a material adverse impact on the value of real estate investments and the revenues, income or cash flow from the operations of real properties and mortgage loans.

Debt Financings

From time to time, we have obtained mortgage, bridge, or mezzanine loans for acquisitions and investments, as well as property development.  In the future, we may obtain new financings to acquire properties and for property renovation development and redevelopment activities or refinance our existing real estate assets, depending on multiple factors.

As of September 30, 2019, our outstanding notes payable were $209.7 million, net of deferred financing fees of $3.4 million and had a weighted average interest rate of 4.3%. As of December 31, 2018, the Company had notes payable of $139.0 million, net of deferred financing fees of $2.4 million, with a weighted average interest rate of 4.3%.

Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios, loan to value ratios, and liquidity.  We are currently in compliance with all of our debt covenants.

Our non-recourse mortgage loan secured by the Lakes of Margate (outstanding principal balance of $13.5 million as of September 30, 2019) matures in January 2020. We currently expect to refinance all or a portion of this maturing indebtedness on or before its scheduled maturity. However, if we are unable to refinance the outstanding indebtedness at favorable terms, we will look to repay the outstanding balance with available cash and/or proceeds from selective asset sales.

One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of September 30, 2019 (dollars in thousands).

Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Mortgage Payable	$212	$13,924	$13,443	$1,468	$2,122	$181,848	$213,017
Interest Payments	2,286	8,482	8,157	7,816	7,747	15,742	50,230

Total Contractual Obligations	$2,498	$22,406	$21,600	$9,284	$9,869	$197,590	$263,247

Results of Operations

As of September 30, 2019, we had eight real estate investments (four wholly owned properties and four properties consolidated through investments in joint ventures) and one real estate-related investment (mezzanine loan).

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

As of September 30, 2018, we had eight real estate investments, seven of which were consolidated (one wholly owned property and six properties consolidated through investments in joint ventures) and an equity method investment in Prospect Park.

Our results of operations for the respective periods presented reflect increases in most categories principally resulting from our acquisition and disposition activities. The increases from the Acquisitions are partially offset by the decrease resulting from the Disposition. Properties owned by us during the entire periods presented are referred to as our “Same Store” properties.

Three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

The following table provides summary information about our results of operations for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended				Change	Change	Change due to
	September 30,		Increase/	Percentage	due to	due to	Same
	2019	2018	(Decrease)	Change	Acquisitions(1)	Dispositions(2)	Store(3)
Rental revenues	$9,575	$6,698	$2,877	43.0%	$3,005	$(389)	$261
Property operating expenses	3,622	3,043	579	19.0%	905	(468)	142
Real estate taxes	1,412	1,078	334	31.0%	438	(184)	80
General and administrative	1,514	1,357	157	12.0%	10	(51)	198
Depreciation and amortization	3,402	2,366	1,036	44.0%	1,417	(271)	(110)
Interest expense, net	2,494	1,625	869	53.0%	928	(440)	381
Gain on sale of real estate	-	312	(312)	(100.0%)	-	(312)	-

(1)	Represents the effect on our operating results for the periods indicated resulting from our 2018 acquisition of the Axis at Westmont and our 2019 acquisition of the Valley Ranch Apartments.
(2)	Represents the effect on our results for the periods indicated resulting from our 2018 disposition of 22 Exchange.

(3)	Represents the change for the three months ended September 30, 2019 compared to the same period in 2018 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Our results for Same Store properties for the three months ended September 30, 2019 and 2018 include Gardens Medical Pavilion, River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town, Parkside and Flats at Fishers.

The following table reflects total rental revenues and total property operating expenses for the three months ended September 30, 2019 and 2018 for: (i) our Same Store properties (ii) the Acquisitions and (iii) the Disposition (dollars in thousands):

	Three Months Ended September 30,
Description	2019	2018	Change
Rental Revenues:
Same Store	$6,570	$6,309	$261
Acquisitions	3,005	-	3,005
Disposition	-	389	(389)
Total rental revenues	$9,575	$6,698	$2,877

Property operating expenses:
Same Store	$2,717	$2,575	$142
Acquisitions	905	-	905
Disposition	-	468	(468)
Total property and hotel operating expenses	$3,622	$3,043	$579

The tables below reflect occupancy and effective monthly rental rates for our operating properties owned as of September 30, 2019:

	Occupancy		Effective Monthly Rent per Square Foot/Unit/Bed(1)
	As of September 30,		As of September 30,
Property	2019	2018	2019	2018
Gardens Medical Pavilion	74%	72%	$2.31	$2.14	per sq. ft.
River Club and the Townhomes at River Club	99%	98%	449.93	451.73	per bed
Lakes of Margate	97%	95%	1,381.27	1,340.16	per unit
Arbors Harbor Town	93%	97%	1,359.28	1,262.49	per unit
Parkside	96%	90%	1,098.13	1,155.12	per unit
Flats at Fishers	94%	93%	1,139.28	1,062.78	per unit
Axis at Westmont (2)	93%	N/A	1,156.97	N/A	per unit
Valley Ranch Apratments (3)	92%	N/A	1,446.60	N/A	per unit

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.
(2)	The Axis at Westmont was acquired on November 27, 2018.
(3)	The Valley Ranch Apartments was acquired on February 14, 2019.

Revenues.  Rental revenues for the three months ended September 30, 2019 were $9.6 million, an increase of $2.9 million, compared to $6.7 million for the same period in 2018.  Excluding the effect of our acquisition and disposition activities, our rental revenues increased by $0.3 million for our Same Store properties. The increase in rental revenues for our Same Store Properties was generally attributable to higher occupancy at most of our Same Store properties during the 2019 period.

Property Operating Expenses.    Property operating expenses for the three months ended September 30, 2019 were $3.6 million, an increase of $0.6 million, compared to $3.0 million for the same period in 2018. Excluding the effect of our acquisition and disposition activities, our property operating expenses increased slightly by $0.1 million for our Same Store properties.

Real Estate Taxes.  Real estate taxes for the three months ended September 30, 2019 were $1.4 million, an increase of $0.3 million, compared to $1.1 million for the same period in 2018. Excluding the effect of our acquisition and disposition activities, our real estate taxes increased slightly by $0.1 million for our Same Store properties.

General and Administrative Expenses.   General and administrative expenses for the three months ended September 30, 2019 were $1.5 million, an increase of $0.1 million, compared to $1.4 million for the same period in 2018. The increase is principally attributable to higher asset management fees during the 2019 period resulting from our acquisition activities. General and administrative expenses primarily consists of audit fees, legal fees, board of directors’ fees, and other administrative expenses, including certain costs paid to our advisor such as asset management fees and (see Note 10 of the financial statements).

Depreciation and Amortization.   Depreciation and amortization expense for the three months ended September 30, 2019 was $3.4 million, an increase of $1.0 million, compared to $2.4 million for the same period in 2018. Excluding the effect of our acquisition and disposition activities, depreciation and amortization decreased slightly by $0.1 million for our Same Store properties.

Interest Expense, net.   Interest expense, net for the three months ended September 30, 2019 was $2.5 million, an increase of $0.9 million, compared to $1.6 million for the same period in 2018. Excluding the effect of our acquisition and disposition activities, interest expense, net increased by $0.4 million for our Same Store properties. The change in our interest expense, net for our Same Store properties reflects increases in (i) our weighted average outstanding notes payable balance resulting from our financing activities and (ii) the weighted average interest rate on our indebtedness during the 2019 period.

Interest Income, net.   Interest income for the three months ended September 30, 2019 was $0.5 million, an increase of $0.3 million, compared to $0.2 million for the same period in 2018. The increase was principally attributable to the interest earned on our note receivable which was entered into on February 28, 2019 (see Note 4 of the financial statements).

Gain on Sale of Real Estate and Other Assets.   During the three months ended September 30, 2018, we recognized the final $0.3 million of a previously deferred gain related to escrow reimbursements received from an outstanding insurance claim for a property we previously disposed of in 2016. The deferred gain consisted of monies held in escrow to be reimbursed upon completion of the property’s outstanding insurance claim.

Nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

The following table provides summary information about our results of operations for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Nine Months Ended				Change	Change	Change due to
	September 30,		Increase/	Percentage	due to	due to	Same
	2019	2018	(Decrease)	Change	Acquisitions(1)	Dispositions(2)	Store(3)
Rental revenues	$27,619	$20,010	$7,609	38.0%	$8,292	$(1,701)	$1,018
Property operating expenses	9,494	8,140	1,354	17.0%	2,471	(1,106)	(11)
Real estate taxes	3,844	3,283	561	17.0%	944	(551)	168
General and administrative	4,658	4,169	489	12.0%	25	(158)	622
Depreciation and amortization	9,851	7,184	2,667	37.0%	3,988	(847)	(474)
Interest expense, net	6,753	4,311	2,442	57.0%	2,530	(1,307)	1,219
Gain on sale of real estate	-	619	(619)	(100.0%)	-	(619)	-

(1)	Represents the effect on our operating results for the periods indicated resulting from our 2018 acquisition of the Axis at Westmont and our 2019 acquisition of the Valley Ranch Apartments.
(2)	Represents the effect on our results for the periods indicated principally resulting from our 2018 disposition of 22 Exchange.

(3)	Represents the change for the nine months ended September 30, 2019 compared to the same period in 2018 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Our results for Same Store properties for the nine months ended September 30, 2019 and 2018 include Gardens Medical Pavilion, River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town, Parkside and Flats at Fishers.

The following table reflects total rental revenues and total property operating expenses for the nine months ended September 30, 2019 and 2018 for: (i) our Same Store properties (ii) the Acquisitions and (iii) the Disposition (dollars in thousands):

	Nine Months Ended September 30,
Description	2019	2018	Change
Rental Revenues:
Same Store	$19,327	$18,309	$1,018
Acquisitions	8,292	-	8,292
Disposition	-	1,701	(1,701)
Total rental revenues	$27,619	$20,010	$7,609

Property operating expenses:
Same Store	$7,023	$7,034	$(11)
Acquisitions	2,471	-	2,471
Disposition	-	1,106	(1,106)
Total property and hotel operating expenses	$9,494	$8,140	$1,354

The tables below reflect occupancy and effective monthly rental rates for our operating properties owned as of September 30, 2019:

	Occupancy		Effective Monthly Rent per Square Foot/Unit/Bed(1)
	As of September 30,		As of September 30,
Property	2019	2018	2019	2018
Gardens Medical Pavilion	74%	72%	$2.31	$2.14	per sq. ft.
River Club and the Townhomes at River Club	99%	98%	449.93	451.73	per bed
Lakes of Margate	97%	95%	1,381.27	1,340.16	per unit
Arbors Harbor Town	93%	97%	1,359.28	1,262.49	per unit
Parkside	96%	90%	1,098.13	1,155.12	per unit
Flats at Fishers	94%	93%	1,139.28	1,062.78	per unit
Axis at Westmont (2)	93%	N/A	1,156.97	N/A	per unit
Valley Ranch Apratments (3)	92%	N/A	1,446.60	N/A	per unit

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.
(2)	The Axis at Westmont was acquired on November 27, 2018
(3)	The Valley Ranch Apartments was acquired on February 14, 2019

Revenues.  Rental revenues for the nine months ended September 30, 2019 were $27.6 million, an increase of $7.6 million, compared to $20.0 million for the same period in 2018.  Excluding the effect of our acquisition and disposition activities, our rental revenues increased by $1.0 million for our Same Store properties. The increase in rental revenues for our Same Store Properties was generally attributable to higher occupancy at most of our Same Store properties during the 2019 period, particularly at Flats at Fishers ($0.6 million of the total increase).

Property Operating Expenses.    Property operating expenses for the nine months ended September 30, 2019 were $9.5 million, an increase of $1.4 million, compared to $8.1 million for the same period in 2018. Excluding the effect of our acquisition and disposition activities, our property operating expenses were relatively flat for our Same Store properties.

Real Estate Taxes.  Real estate taxes for the nine months ended September 30, 2019 were $3.8 million, an increase of $0.5 million, compared to $3.3 million for the same period in 2018. Excluding the effect of our acquisition and disposition activities, our real estate taxes increased slightly by $0.2 million for our Same Store properties.

General and Administrative Expenses.   General and administrative expenses for the nine months ended September 30, 2019 were $4.7 million, an increase of $0.5 million, compared to $4.2 million for the same period in 2018. The increase is principally attributable to higher asset management fees during the 2019 period resulting from our acquisition activities. General and administrative expenses primarily consists of audit fees, legal fees, board of directors’ fees, and other administrative expenses, including certain costs paid to our advisor (see Note 10 of the financial statements).

Depreciation and Amortization.   Depreciation and amortization expense for the nine months ended September 30, 2019 was $9.9 million, an increase of $2.7 million, compared to $7.2 million for the same period in 2018. Excluding the effect of our acquisition and disposition activities, depreciation and amortization decreased by $0.5 million for our Same Store properties.

Interest Expense, net.   Interest expense for the nine months ended September 30, 2019 was $6.8 million, an increase of $2.5 million, compared to $4.3 million for the same period in 2018. Excluding the effect of our acquisition and disposition activities, interest expense increased by $1.2 million for our Same Store properties. The change in our interest expense, net for our Same Store properties reflects increases in (i) our weighted average outstanding notes payable balance resulting from our financing activities and (ii) the weighted average interest rate on our indebtedness during the 2019 period.

Interest Income, net.   Interest income for the nine months ended September 30, 2019 was $1.2 million, an increase of $0.7 million, compared to $0.5 million for the same period in 2018. The increase was principally attributable to the interest earned on our note receivable which was entered into on February 28, 2019 (see Note 4 of the financial statements).

Gain on Sale of Real Estate and Other Assets.   During the nine months ended September 30, 2018, we recognized an aggregate $0.6 million of a previously deferred gain related to escrow reimbursements received from an outstanding insurance claim for a property we previously disposed of in 2016. The deferred gain consisted of monies held in escrow to be reimbursed upon completion of the property’s outstanding insurance claim.

Summary of Cash Flows

Operating activities

The net cash flows provided by operating activities of $9.0 million for the nine months ended September 30, 2019 consists of the following:

•	cash inflows of approximately $4.3 million from our net loss after adjustment for non-cash items; and

•	cash inflows of approximately $4.7 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash used in investing activities of $65.8 million for the nine months ended September 30, 2019 consists primarily of the following:

•	the acquisition of the Valley Ranch Apartments for $71.5 million;

•	net funding of note receivable of $7.9 million;

•	capital expenditures of $6.5 million;

•	proceeds of approximately $10.9 million related to our equity method investment in Prospect Park; and

•	net proceeds from the sale of marketable securities, available for sale of 9.2 million.

Financing activities

The net cash provided by financing activities of $62.7 million for the nine months ended September 30, 2019 consists primarily of the following:

•	net proceeds from notes payable of $70.8 million;

•	debt principal payments of $0.6 million; and

•	redemptions and cancellation of common stock of $7.4 million.

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

Our calculations of FFO and MFFO are presented below (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Description	2019	2018	2019	2018
Net loss	$(2,242)	$(2,150)	$(5,366)	$(5,645)
FFO adjustments:
Depreciation and amortization of real estate assets	3,402	2,366	9,851	7,184
Gain on sale of real estate	-	(312)	-	(619)
FFO	1,160	(96)	4,485	920
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(1)	-	-	10	16
Noncash adjustments:
Amortization of above or below market leases and liabilities(2)	(22)	(3)	(60)	(9)
Non-recurring (loss)/gain from extinguishment/sale of debt, derivatives or securities holdings(3)	-	-	54	(2)
Accretion of discounts and amortization of premiums on debt investments (4)	-	-	-	(70)
MFFO before straight-line rent	1,138	(99)	4,489	855
Straight-line rent(5)	16	(22)	19	(33)
MFFO - IPA recommended format(6)	$1,154	$(121)	$4,508	$822

Net loss	$(2,242)	$(2,150)	$(5,366)	$(5,645)
Less: income (loss) attributable to noncontrolling interests	78	160	94	250
Net loss applicable to Company's common shares	$(2,164)	$(1,990)	$(5,272)	$(5,395)
Net loss per common share, basic and diluted	$(0.10)	$(0.08)	$(0.23)	$(0.22)

FFO	$1,160	$(96)	$4,485	$920
Less: FFO attributable to noncontrolling interests	(83)	(41)	(373)	(366)
FFO attributable to Company's common shares	$1,077	$(137)	$4,112	$554
FFO per common share, basic and diluted	$0.05	$(0.01)	$0.18	$0.02

MFFO - IPA recommended format	$1,154	$(121)	$4,508	$822
Less: MFFO attributable to noncontrolling interests	(81)	(36)	(366)	(351)
MFFO attributable to company's common shares	$1,073	$(157)	$4,142	$471

Weighted average number of common shares outstanding, basic and diluted	22,680	24,101	23,058	24,407

1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
3)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

4)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
6)	Our MFFO results include certain unusual items as set forth in the table below. We believe it is helpful to our investors in understanding our operating results to both highlight them and present adjusted MFFO excluding their impact (as shown below).

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2018	September 30, 2018
Default interest expense(a)	$242	$718
Allocations to noncontrolling interests	(24)	(72)
Total after allocations to noncontrolling interests	$218	$646

(a)	Represents the accrual of default interest expense on our non-recourse mortgage loan which was collateralized by 22 Exchange. Although the lender for 22 Exchange did not charge us and was not paid interest at the stated default rate, we accrued interest at the default rate pursuant to the terms of the respective loan agreement. On December 28, 2018, we and the 10.0% noncontrolling member relinquished our ownership of 22 Exchange through a deed-in-lieu of foreclosure transaction with the lender.

Excluding the impact of this unusual item from our MFFO, after taking into consideration allocations to noncontrolling interests, our adjusted MFFO attributable to Company's common shares would have been $61 and $1,117, for the three and nine months ended September 30, 2018.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of September 30, 2019, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control-New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of September 30, 2019, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

From our inception through December 31, 2018, we had redeemed 3.3 million shares of our common stock at an average price per share of $6.97 per share. For the nine months ended September 30, 2019, we repurchased 932,045 shares of common stock at an average price per share of $7.90 per share, pursuant to our share repurchase program.

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

On December 28, 2018, our board of directors adopted a Fifth Amended and Restated Share Redemption Program (the “Fifth Amended Share Redemption Program”) which became effective on January 31, 2019. The only material change to the program was to change the measurement period for the limitations on the number and dollar amount of shares that may be accepted for redemption from a rolling 12 month-period to a calendar year. On March 26, 2019, our board of directors set the cash available for redemptions at $2.5 million for the quarterly period ended March 31, 2019. On April 15, 2019, the Company redeemed approximately 0.3 million shares of our common stock, for quarterly period ended December 31, 2018, for approximately $2.4 million. On May 9, 2019, our board of directors set the cash available for redemptions at $2.5 million per quarter, for each of the quarterly periods ending June 30, 2019, September 30, 2019 and December 31, 2019. On May 31, 2019, the Company redeemed approximately 0.3 million shares of our common stock, for quarterly period ended March 31, 2019, for approximately $2.5 million. On August 23, 2019, the Company redeemed approximately 0.3 million shares of our common stock, for quarterly period ended June 30, 2019, for approximately $2.5 million.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST V, INC.

Date: November 7, 2019	By:	/s/ Mitchell C. Hochberg
Mitchell C. Hochberg
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2019	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description
10.1	Renewal Agreement (Advisory Management Agreement) among Value Plus Real Estate Investment Trust V, Inc., Lightstone Value Plus REIT V OP LP and LSG-BH II Advisor LLC effective as of June 10, 2019. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 14, 2019)
10.2	Second Amendment to Advisory Agreement among Lightstone Value Plus Real Estate Investment Trust V, Inc., Lightstone Value Plus REIT V OP LP and LSG Development Advisor LLC effective as of June 10, 2019. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 14, 2019)
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 7, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed or furnished herewith
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.