Form 10-K
period 2019-12-31
Lightstone Value Plus Real Estate Investment Trust V, Inc.
filed 2020-03-30
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

There is no established market for the Registrant’s common stock. The Registrant has adopted a Policy for Estimation of Common Stock Value (the “Estimated Valuation Policy”) pursuant to which it has estimated the net asset value per share of its common stock (“NAV per Share”).  As of September 30, 2019, the estimated NAV per Share was $9.10. For a full description of the methodologies used to estimate the NAV per Share of the Registrant’s common stock, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Market Information” included in this Annual Report on Form 10-K. There were 22.8 million shares of common stock outstanding as of June 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter. As of March 15, 2020, the registrant had 22.2 million shares of common stock outstanding.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST V, INC.

FORM 10-K

Year Ended December 31, 2019

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

•	market and economic challenges experienced by the U.S. and global economies or real estate industry as a whole and the local economic conditions in the markets in which our investments are located. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; such as recession, political upheaval or uncertainty, terrorism and acts of war, natural and man-made disasters, cybercrime, and outbreaks of contagious diseases;

•	the availability of cash flow from operating activities for distributions, if any;

•	conflicts of interest arising out of our relationships with our advisor and its affiliates;

•	our ability to retain our executive officers and other key individuals who provide advisory and property management services to us;

•	our level of debt and the terms and limitations imposed on us by our debt agreements;

•	the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

•	our ability to make accretive investments in a diversified portfolio of assets;

•	future changes in market factors that could affect the ultimate performance of any development or redevelopment projects, including but not limited to construction costs, plan or design changes, schedule delays, availability of construction financing, performance of developers, contractors and consultants and growth in rental rates and operating costs;

•	our ability to secure leases at favorable rental rates;

•	our ability to sell our assets at a price and on a timeline consistent with our investment objectives;

•	impairment charges;

•	unfavorable changes in laws or regulations impacting our business, our assets or our key relationships; and

•	factors that could affect our ability to qualify as a real estate investment trust.

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

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis.  In particular, we have and expect to continue to focus generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. We have and expect to continue to acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily. We have and expect to continue to purchase existing, income-producing properties, and newly-constructed properties. Additionally, we have and may continue to invest in other real estate related investments, such as mortgage and mezzanine loans. We currently intend to hold our various real properties until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. We currently have one operating segment. As of December 31, 2019, we had eight real estate investments (four wholly owned properties and four properties consolidated through investments in joint ventures) and one real estate-related investment (mezzanine loan).

Substantially all of our business is conducted through Lightstone REIT V OP LP, a limited partnership organized in Delaware (the “Operating Partnership”). As of December 31, 2019, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner. As of December 31, 2019, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

Our business is managed by an external advisor since the commencement of our initial public offering and we have no employees. Effective February 10, 2017, we engaged affiliates of The Lightstone Group, LLC (“Lightstone”), LSG-BH II Advisor LLC and LSG Development Advisor LLC (collectively, the “Advisor”), to provide advisory services to us. Lightstone is majority owned by the chairman of our board of directors, David Lichtenstein. Subject to the oversight of our board of directors, the Advisor is responsible for managing our day-to-day affairs and for services related to our acquisition, financing and disposition activities.

Our office is located at 1985 Cedar Bridge Avenue, Suite 1, Lakewood, New Jersey 08701 and our toll-free telephone number is (888) 808-7348.

In connection with our initial capitalization, we issued 22,500 shares of our common stock and 1,000 shares of our convertible stock to our previous advisor on January 19, 2007.  The 1,000 shares of convertible stock were transferred to an affiliate of Lightstone on February 10, 2017 and remain outstanding. As of December 31, 2019, we had 22.2 million shares of common stock outstanding.

Our common stock is not currently listed on a national securities exchange. The timing of a liquidity event for our stockholders will depend upon then prevailing market conditions. Our board of directors previously targeted June 30, 2023 as the commencement of a liquidity event, however, on January 9, 2020, our board of directors elected to extend the targeted timeline until June 30, 2028 based on their assessment of our investment objectives and liquidity options for our stockholders. We can provide no assurances as to the actual timing of the commencement of a liquidity event for our stockholders or the ultimate liquidation of the Company. We will seek stockholder approval prior to liquidating our entire portfolio.

2019 Highlights

During 2019, we completed the following key transactions:

•	On February 14, 2019, we acquired a 384-unit multifamily property located in Ann Arbor, Michigan (the “Valley Ranch Apartments”) from an unrelated third party for a contractual purchase price of $70.3 million. In connection with the acquisition, we simultaneously entered into a seven-year $43.4 million non-recourse mortgage loan (the “Valley Ranch Mortgage”) scheduled to mature on March 1, 2026. The Valley Ranch Mortgage bears interest at 4.16% and requires monthly interest-only payments through its stated maturity. The Valley Ranch Mortgage is collateralized by the Valley Ranch Apartments.

•	On February 28, 2019, we, as the lender, and an unrelated third party (the “500 West 22nd Street Mezzanine Loan Borrower), as the borrower, entered into a promissory note (the “500 West 22nd Street Mezzanine Loan”) pursuant to which we would fund up to $12.0 million of mezzanine financing. On the same date, we initially funded $8.0 million of the 500 West 22nd Street Mezzanine Loan. Subsequently through December 31, 2019, we funded an additional $3.4 million and as a result, the outstanding principal balance of the 500 West 22nd Street Mezzanine Loan was $11.4 million with $0.6 million unfunded as of December 31, 2019.

•	On June 13, 2019, we entered into a seven-year $28.8 million non-recourse mortgage loan (the "Flats at Fishers Mortgage") scheduled to mature on July 1, 2026. The Flats at Fishers Mortgage bears interest at 3.78% and requires monthly interest-only payments during the first two years of the term and thereafter, monthly payments of principal and interest based upon a 30-year amortization. The Flats at Fishers Mortgage is collateralized by the Flats at Fishers, our 306-unit multifamily property located in Fishers, Indiana.

•	On December 31, 2019, we repaid in full our $13.4 million non-recourse mortgage loan (the “Lakes of Margate Mortgage”) which was collateralized by our 280-unit multifamily property located in Margate, Florida (the “Lakes of Margate”).

For further information regarding our consolidated real estate properties, see Item 2. Additionally, see Note 10 and Note 15 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from January 1, 2020 through the date of this filing.

Investment Objectives

Our primary investment objectives are:

•	to realize growth in the value of our investments; and

•	income without subjecting our investors’ capital contribution to undue risk.

Investment Policies

We have and expect to continue to invest in commercial properties, such as office, industrial, retail, hospitality, multifamily, and student housing, and other real estate-related investments such as mortgage loans and mezzanine loans. Our investments may be in existing income-producing properties and newly-constructed properties that are initially identified as opportunistic and value-add investments with significant possibilities for capital appreciation due to their property-specific characteristics or their market characteristics.

We have and expect to continue to generally make our real estate investments in fee title or a long-term leasehold estate through the Operating Partnership or indirectly through special purpose limited liability companies or through investments in joint ventures, partnerships, co-tenancies, or other co-ownership arrangements with the developers of the properties or other persons.

Borrowing Policies

There is no limitation on the amount we may invest in or borrow related to any single property or other investment. Under our charter, the maximum amount of our indebtedness cannot exceed 300% of our “net assets” (as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors. In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our board of directors must review our aggregate borrowings at least quarterly. As of December 31, 2019, we had an aggregate debt leverage ratio of approximately 60.9% of the aggregate value of our assets.

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

During 2014 and 2015, our board of directors declared a total of $77.1 million, or $3.00 per share of common stock, in special cash distributions, all of which were paid to stockholders during 2014, 2015, and 2016. These special cash distributions were paid with a portion of proceeds from asset sales. No special cash distributions have been declared or paid since 2016.

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

Employees

We have no employees. Our Advisor and its affiliates perform a full range of real estate services for us, including asset management, accounting, legal, and property management, as well as investor relations services.

We are dependent on the Advisor and its affiliates for services that are essential to us, including asset management and acquisition, disposition and financing activities, and other general administrative responsibilities. If these companies were unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from other sources.

Available Information

We electronically submit various filings to the United States Securities and Exchange Commission (the “SEC”) including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. Copies of our filings with the SEC may be obtained from our website at www.lightstonecapitalmarkets.com or at the SEC’s website at www.sec.gov. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Annual Report on Form 10-K.

Item 2.    Properties.

General

The following table presents certain additional information about our consolidated investments in real estate as of December 31, 2019:

Property Name	Location	Date Acquired	Approximate Rentable Square Footage or Number of Units and Beds	Description	Encumbrances (dollars in thousands)	Ownership Interest	Occupancy as of the end of 2019	Occupancy as of the end of 2018	Effective Monthly Rent per Square Foot/Unit/Bed for 2019 (1)	Effective Monthly Rent per Square Foot/Unit/Bed for 2018 (1)
Gardens Medical Pavillion (2)	Palm Beach Gardens, Florida	October 20, 2010	75,374 sq ft	Medical office building	$12,600	81.8%	77%	72%	2.31	$2.20
River Club and the Townhomes at River Club(3)	Athens, Georgia	April 25, 2011	1,134 beds	Student housing	30,359	85.0%	96%	97%	462.39	427.31
Lakes of Margate	Margate, Florida	October 19, 2011	280 units	Multifamily	-	92.5%	95%	93%	1,429.69	1,369.14
Arbors Harbor Town (4)	Memphis, Tennessee	December 20, 2011	345 units	Multifamily	29,000	100.0%	93%	92%	1,300.62	1,273.98
Parkside Apartments (“Parkside”)	Sugar Land, Texas	August 8, 2013	240 units	Multifamily	17,588	90.0%	93%	89%	1,185.07	1,162.39
Flats at Fishers	Fishers, Indiana	November 30, 2017	306 Units	Multifamily	28,800	100.0%	92%	92%	1,125.48	1,090.26
Axis at Westmont	Westmont, Illinois	November 27, 2018	400 Units	Multifamily	37,600	100.0%	94%	92%	1,171.72	1,137.00
Valley Ranch Apartments (5)	Ann Arbor, Michigan	February 14, 2019	384 Units	Multifamily	43,414	100.0%	93%	(5)	1,415.84	(5)

(1)	Effective monthly rent is calculated using leases in place as of December 31 of the indicated year and takes into account any rent concessions.

(2)	The Gardens Medical Pavilion was sold subsequent to December 31, 2019, on January 15, 2020.

(3)	River Club and the Townhomes at River Club consist of two student housing complexes with a total of 1,134 beds.

(4)	On December 28, 2018, we acquired the noncontrolling member’s 6% ownership interest in Arbors Harbor Town for $1.9 million and as a result, now own 100% of this property.

(5)	The Valley Ranch Apartments were acquired on February 14, 2019.

The following information generally applies to our consolidated investments in our real estate properties:

•	we believe our real estate property is adequately covered by insurance and suitable for its intended purpose;

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	depreciation is provided on a straight-line basis over the estimated useful life of the applicable improvements.

Item 3.    Legal Proceedings.

From time to time in the ordinary course of business, we may become subject to legal proceedings, claims or disputes.

As of the date hereof, we are not a party to any material pending legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on its results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss. Additionally, we have not recorded any loss contingencies related to legal proceedings in which the potential loss is deemed to be remote.

Item 4.    Mine Safety Disclosure.

None

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There currently is no established public trading market for our shares of common stock. Therefore, there is a risk that a stockholder may not be able to sell their shares of common stock at a time or price acceptable to them. Unless and until our shares of common stock are listed on a national securities exchange, it is not expected that a public market for them will develop.

Estimated Net Asset Value (“NAV”) and NAV per Share of Common Stock (“NAV per Share”)

On November 7, 2019, pursuant to the Policy for Estimation of Common Stock Value (the “Estimated Valuation Policy”), the board of directors of Lightstone Value Plus Real Estate Investment Trust V, Inc. (the “Company,” “we,” “us,” or “our”) determined and approved our estimated NAV of approximately $204.7 million and resulting estimated NAV per Share of $9.10 both as of September 30, 2019. Our estimated NAV and resulting NAV per Share are based upon the estimated fair values of our assets and liabilities as of September 30, 2019 and are effective as of November 7, 2019.

The estimated value of our shares was calculated as of a particular point in time. The value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. There is no assurance of the extent to which the current estimated valuation should be relied upon for any purpose after its effective date regardless that it may be published on any statement issued by us or otherwise.

Process and Methodology

Our business is managed by an external advisor and we have no employees. Commencing on February 10, 2017, we engaged LSG-BH II Advisor LLC and LSG Development Advisor LLC (collectively, the “Advisor”), which are affiliates of The Lightstone Group LLC (“Lightstone”), to provide advisory services to us. Lightstone is majority owned by the chairman of our board of directors, David Lichtenstein. Our Advisor, along with any necessary material assistance or confirmation of a third-party valuation expert or service, is responsible for calculating our estimated NAV and resulting NAV per Share, which we currently expect will be done on at least an annual basis unless and until our shares of common stock are approved for listing on a national securities exchange. Our board of directors will review and approve each estimate of NAV and resulting NAV per Share.

Our estimated NAV and resulting NAV per Share as of September 30, 2019 were calculated with both the assistance of our Advisor and Capright Property Advisors, LLC (“Capright”), an independent third-party valuation firm engaged to assist with the valuation of our assets and liabilities. Our Advisor recommended and our board of directors established the estimated NAV per Share based upon the analyses and reports provided by our Advisor and Capright. The process of estimating the value of our assets and liabilities is performed in accordance with our Estimated Valuation Policy and the provisions of the Investment Program Association Practice Guideline 2013-01, “Valuation of Publicly Registered Non-Listed REITs.” We believe our valuations were developed in a manner reasonably designed to ensure their reliability.

In arriving at an estimated NAV and resulting NAV per Share, our board of directors reviewed and considered the valuation analyses prepared by our Advisor and Capright. Our Advisor presented a report to the board of directors with an estimated NAV and resulting NAV per Share. Capright provided our board of directors an opinion that the resulting “as-is” market value for the Company’s properties, as calculated by our Advisor, and the other assets and liabilities as valued by our Advisor, along with the corresponding NAV valuation methodologies and assumptions used by our Advisor to arrive at a recommended NAV per Share of $9.10 as of September 30, 2019 were appropriate and reasonable. Our board of directors conferred with our Advisor and a representative from Capright regarding the methodologies and assumptions used to reach their respective conclusions. Our board of directors, which is responsible for determining our estimated per share value, considered all information provided in light of its own familiarity with our assets and liabilities and unanimously approved a NAV per Share of $9.10 as of September 30, 2019.

The engagement of Capright with respect to our estimated NAV and resulting NAV per Share as of September 30, 2019 was approved by our board of directors, including all of our independent directors. Capright has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate-related investments.

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

In forming their conclusion as to the “as-is” value of the real estate investments held by us as of September 30, 2019, Capright’s opinion was subject to various limitations. In connection with their engagement, Capright completed appraisals of all eight of our properties. With respect to the appraisals performed by Capright, the scope of their work included:

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

In addition to their appraisals of our eight consolidated properties, Capright also evaluated the following information to arrive at their opinion of our other assets and liabilities:

•	Review of key market assumptions for our notes payable, which consist of mortgage loans on our properties, including but not limited to interest rates and collateral;

•	Review of our Advisor’s valuation of our note receivable, net;

•	Review of our Advisor calculations related to allocations of value to our noncontrolling interests based on applicable contractual terms and market assessments; and

•	Review of valuation methodology used by our Advisor for all our other assets and liabilities.

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

The following is a summary of the valuation methodologies used for each type of asset:

Investments in real estate. We have generally focused on acquiring commercial real estate properties in different asset classes, some of which have required development, redevelopment, and/or repositioning. Capright and our Advisor utilized a variety of valuation methodologies, each as appropriate for the asset type under consideration to assign an estimated value to each asset.

Our Advisor estimated the value of our investments in real estate utilizing multiple valuation methods, as appropriate for each asset, including an income approach using discounted cash flow analysis and a sales comparable analysis. The key assumptions used in the discounted cash flow approach were specific to each property type, market location, and quality of each property and were based on similar investors’ return expectations and market assessments. The key assumptions are reflected in the table included under “Allocation of Estimated NAV per Share” below. In calculating values for our assets, our Advisor used balance sheet and cash flow estimates as of September 30, 2019.

In forming its opinion, Capright prepared appraisals on all eight of our investment properties in connection with the valuation. The appraisals estimated values by using discounted cash flow, comparable sales, or a weighting of these approaches in determining each property’s value. The appraisals employed a range of terminal capitalization rates, discount rates, growth rates, and other variables that fell within ranges that Capright and our Advisor believed would be used by similar investors to value the properties we own. The assumptions used in developing these estimates were specific to each property (including holding periods) and were determined based upon a number of factors including the market in which the property is located, the specific location of the property within the market, property and market vacancy, tenant demand for space, and investor demand and return requirements.

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

Marketable securities, available for sale. The estimated values of our marketable securities are based on Level 2 inputs. Level 2 inputs are inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. All of our marketable securities measured using Level 2 inputs were valued based on a market approach using readily available quoted market prices for similar assets.

Restricted cash. The estimated value of our restricted cash approximate their carrying value due to their short term maturities.

Note receivable, net. The estimated value of our note receivable, net approximates its carrying value as of September 30, 2019 based on current market rates for similar instruments.

Notes payable. Values for our notes payable, which consist of mortgage loans, were estimated by the Advisor and reviewed by Capright using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratios. The current market interest rates were generally determined based on market rates for available comparable debt. The estimated current market interest rates for our mortgage loans ranged from 4.2% to 4.5%.

Other assets and liabilities, net. Our other assets and liabilities, net consist of prepaid expenses and other assets, accounts payable and accrued and other liabilities, payables to related parties, and accrued property tax. For a majority of our other assets and liabilities, the carrying values as of September 30, 2019 were considered equal to fair value by our Advisor due to their cost-based characteristics or short maturities. Certain other items, primarily straight-line rent receivable, intangibles and deferred costs, have been eliminated for the purpose of the valuation because those items are already considered in our valuation of the respective investments in real estate operating properties or financial instruments (i.e., notes payable).

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

Common stock outstanding. In deriving an estimated NAV per Share, the total estimated NAV was divided by 22.5 million, the total number of common shares outstanding as of September 30, 2019, on a fully diluted basis, which includes financial instruments that can be converted into a known or determinable number of common shares. As of the valuation date, none of our financial instruments that could be converted into common shares are currently convertible into a known or determinable number of common shares. The determination of the number of common shares outstanding used in the estimated NAV per Share is the same as used in GAAP computations for per share amounts.

Our estimated NAV per Share was calculated by aggregating the value of our assets, subtracting the value of both our liabilities and noncontrolling interests, and dividing the net amount by the fully-diluted shares of common stock outstanding, all as of September 30, 2019.

Allocation of Estimated NAV per Share

The table below sets forth the calculation of our estimated NAV per Share as of September 30, 2019, as well as the calculation of our prior estimated NAV per Share as of September 30, 2018. The estimated NAV per Share of $9.10 as of September 30, 2019, reflects an increase of $0.63, or 7.4%, from the estimated NAV per Share of $8.47 as of September 30, 2018.

	Estimated NAV per Share
	As of September 30, 2019	As of September 30, 2018
Investments in real estate:
Operating properties(1)	$16.75	$10.57
Mezzanine loan	-	0.46
Cash and cash equivalents	1.50	2.21
Restricted cash	0.19	0.17
Marketable securities	0.24	0.63
Note receivable, net	0.39	-
Notes payable	(9.34)	(5.02)
Other assets and liabilities, net	(0.23)	(0.19)
Noncontrolling interests	(0.40)	(0.36)
Estimated NAV per Share(2)	$9.10	$8.47

Notes:

(1)	The following are the key assumptions (shown on a weighted average basis) used in the discounted cash flow models to estimate the value of the eight consolidated properties we currently own.

	Multifamily	Student Housing	Office
	(six properties)	(one property)	(one property)
Exit capitalization rate	6.25%	6.25%	7.00%
Discount rate	7.26%	7.25%	8.25%
Annual market rent growth	3.05%	3.00%	3.00%
Average holding period (in years)	10.0	10.0	10.0

The following are ranges of the key assumptions used in the discounted cash flow models to estimate the value of our six multifamily properties. The discounted cash flow analyses for our student housing asset as well as our office asset are each for only one property, and therefore, a range of values is not applicable.

Multifamily
(six properties)
Exit capitalization rate	5.75% - 6.75%
Discount rate	7.00% - 7.50%

(2)	As of September 30, 2019, we had 22,499,363 shares of common stock outstanding. The potential dilutive effect of our common stock equivalents does not affect our estimated NAV per Share as there were no potentially dilutive securities outstanding as of the valuation date.

The estimated values of our investments in real estate as of September 30, 2019 reflect an aggregate increase of 25.9% compared to their original contractual purchase price or an aggregate increase of 19.4% compared to their original contractual purchase price plus capital expenditures after acquisition.

While we believe that our assumptions utilized are reasonable, a change in these assumptions would affect the calculation of the value of our real estate assets. The table below presents the estimated increase or decrease to our estimated NAV per Share resulting from a 25 basis point increase and decrease in the discount rates and capitalization rates for the eight consolidated properties we currently own. The table is presented to provide a hypothetical illustration of possible results if only one change in assumptions was made, with all other factors remaining constant. Further, each of these assumptions could change by more or less than 25 basis points or not at all.

	Change in NAV per Share
	Increase of	Decrease of
	25 basis points	25 basis points
Capitalization rate	$(0.75)	$0.83
Discount rate	$(0.31)	$0.31

Historical Estimated NAV per Share

The historical reported estimated NAV per Share of our common stock as approved by our board of directors for the preceding year is set forth below:

$8.47	September 30, 2018	Current Report on Form 8-K filed December 3, 2018

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

The following factors may cause a stockholder not to ultimately realize distributions per share of common stock equal to the estimated NAV per Share upon liquidation:

•	The methodology used to determine estimated NAV per Share includes a number of estimates and assumptions that may not prove to be accurate or complete as compared to the actual amounts received in the liquidation.

•	In a liquidation, certain assets may not be liquidated at their estimated values because of transfer fees and disposition fees, which are not reflected in the estimated NAV calculation.

•	In a liquidation, debt obligations may have to be prepaid and the costs of any prepayment penalties may reduce the liquidation amounts. Prepayment penalties are not included in determining the estimated value of liabilities in determining estimated NAV.

•	In a liquidation, the real estate assets may derive a portfolio premium which premium is not considered in determining estimated NAV.

•	In a liquidation, the potential buyers of the assets may use different estimates and assumptions than those used in determining estimated NAV.

•	If the liquidation occurs through a listing of the common stock on a national securities exchange, the capital markets may value the Company’s net assets at a different amount than the estimated NAV. Such valuation would likely be based upon customary REIT valuation methodology including funds from operation (‘‘FFO’’) multiples of other comparable REITs, FFO coverage of dividends and adjusted FFO payout of the Company’s anticipated dividend.

•	If the liquidation occurs through a merger of the Company with another REIT, the amount realized for the common stock may not equal the estimated NAV per Share because of many factors including the aggregate consideration received, the make-up of the consideration (e.g., cash, stock or both), the performance of any stock received as part of the consideration during the merger process and thereafter, the reception of the merger in the market and whether the market believes the pricing of the merger was fair to both parties.

Holders

As of March 15, 2020, we had 22.2 million shares of common stock outstanding held by 10,652 stockholders.

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

During 2014 and 2015, our board of directors declared a total of $77.1 million, or $3.00 per share of common stock, in special cash distributions, all of which were paid to stockholders during 2014, 2015, and 2016. These special cash distributions were paid with a portion of proceeds from asset sales. No special cash distributions have been declared or paid since 2016.

Recent Sales of Unregistered Securities

During the year ended December 31, 2019, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Tender Offer

We commenced a tender offer on December 17, 2019, pursuant to which we offered to acquire up to 2.0 million shares of our common stock at a purchase price of $7.75 per share, or $15.5 million in the aggregate (the “Tender Offer”). The Offer terminated on February 28, 2020, and a total of 2,183,888 shares of our common stock were validly tendered and not withdrawn pursuant to the Offer, an amount that exceeded the maximum number of shares of our common stock that we offered to purchase pursuant to the Offer. In accordance with the terms of the Offer, we will purchase a total of 2,000,000 shares of our common stock validly tendered and not withdrawn at a price of $7.75 per share for an aggregate purchase price of $15.5 million. We will repurchase approximately 91.58% of the number of shares of our common stock tendered by each remaining stockholder who participated in the Offer.

Share Redemption Program and Redemption Price

Our board of directors has adopted a share redemption program (the “SRP”) that permits stockholders to sell their shares back to us, subject to the significant conditions and limitations of the SRP. Our board of directors can amend the provisions of our SRP at any time without the approval of our stockholders.

During both the years ended December 31, 2019 and 2018, we redeemed 1.2 million shares of our common stock at average prices per share of $7.94 and $7.10, respectively.

The terms on which we redeemed shares prior to July 1, 2018 differed between redemptions upon a stockholder’s death, “qualifying disability” (as defined in the SRP) or confinement to a long-term care facility (collectively, Exceptional Redemptions) and all other redemptions or Ordinary Redemptions.

Prior to July 1, 2018, the per share redemption price for Ordinary Redemptions and Exceptional Redemptions was equal to the lesser of 80% and 90%, respectively, of (i) the then current estimated NAV per Share and (ii) the average price per share the investor paid for all of his shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) less the Special Distributions (as defined in the SRP).

On August 9, 2017, our board of directors adopted a Fourth Amended and Restated Share Redemption Program (the “Fourth Amended SRP”) which became effective July 1, 2018. The material changes made to the SRP were as follows. We no longer process redemptions upon death, “qualifying disability,” or confinement to a long-term care facility on terms different than those on which we process all other redemptions. The price at which we redeem shares submitted for redemption will be a percentage of the estimated NAV per Share as of the Effective Date (as defined in the Fourth Amended SRP), as follows:

For Redemptions with an Effective Date Between
July 1, 2018 and June 30, 2019:	92.5% of the estimated NAV per Share
July 1, 2019 and June 30, 2020:	95.0% of the estimated NAV per Share
July 1, 2020 and June 30, 2021:	97.5% of the estimated NAV per Share
Thereafter:	100% of the estimated NAV per Share

Pursuant to the terms of the Fourth Amended SRP, any shares approved for redemption are redeemed on a periodic basis as determined from time to time by our board of directors, and no less frequently than annually.  We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, the cash available for redemptions is limited to no more than $10.0 million in any twelve-month period.  Any redemption requests are honored pro rata among all requests received based on funds available and are not honored on a first come, first served basis.

On December 28, 2018, our board of directors adopted a Fifth Amended and Restated Share Redemption Program (the “Fifth Amended SRP”) which became effective on January 31, 2019. The only material change to the SRP was to change the measurement period for the limitations on the number and dollar amount of shares that may be accepted for redemption from a rolling 12 month-period to a calendar year.

In accordance with our Fifth Amended SRP, the per share redemption price automatically adjusted to $8.64 effective November 7, 2019 as a result of the determination and approval by our board of directors of the updated estimated NAV per Share.

In connection with its approval of the Tender Offer, on December 13, 2019, our board of directors approved the suspension of the SRP. Pursuant to the terms of the SRP, while the SRP is suspended, the Company will not accept any requests for redemption and any such requests and all pending requests will not be honored or retained, but will be returned to the requestor.

Our board of directors will continue to consider the liquidity available to stockholders going forward, balanced with other long-term interests of the stockholders and the Company. It is possible that in the future additional liquidity will be made available by the Company through the SRP, issuer tender offers or other methods, though we can make no assurances as to whether that will happen, or the timing or terms of any such liquidity.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Executive Overview

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis.  In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who were distressed or faced time-sensitive deadlines.  In addition, our opportunistic and value-add investment strategy has included investments in real estate-related assets that present opportunities for higher current income. Since inception, we have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily. We have purchased existing, income-producing properties and newly constructed properties. We have also invested in mortgage and mezzanine loans. We have made our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. As of December 31, 2019, our investments included multifamily and student housing communities and an office building, which we subsequently sold on January 15, 2020. All of our current investments are located in the United States. We currently intend to hold our various real properties until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

Current Environment

Our operating results are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, and recession.

With respect to contagious diseases, the extent to which our business may be affected by the current outbreak of the Coronavirus will largely depend on both current and future developments, including its duration, spread and treatment, and related travel advisories and restrictions, all of which are highly uncertain and cannot be reasonably predicted.

If our properties are negatively impacted for an extended period because our tenants are unable to pay their rent, our business and financial results could be materially and adversely impacted. While we believe there are certain cost reduction strategies we can implement, there can be no assurance that they would fully mitigate the adverse impact of any lost revenue.

These and other market and economic challenges could materially affect (i) the value and performance of our investments, (ii) our ability to pay future distributions, if any, (iii) the availability or terms of financings, (iv) our ability to make scheduled principal and interest payments, and (v) our ability to refinance any outstanding debt when contractually due.

We are not currently aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Form 10-K. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period.

Liquidity and Capital Resources

We had cash and cash equivalents of $15.6 million and marketable securities, available for sale of $5.5 million as of December 31, 2019. Our principal demands for funds going forward will be for the payment of (a) operating expenses, (b) interest and principal on our outstanding indebtedness, (c) tender offers and/or redemptions of our shares of common stock, (d) distributions, if any, to our shareholders, (e) the remaining funding of the 500 West 22nd Avenue Mezzanine Loan and (f) selective acquisitions and/or real estate-related investments. Generally, we expect to meet our cash needs with our cash on hand and cash flow from operations. However, to the extent that our cash on hand and cash flow from operations are not sufficient to cover our cash needs, we may use proceeds from additional borrowings and/or selective asset sales to fund such needs.

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

Acquisitions and Investments Activity

Valley Ranch Apartments

On February 14, 2019, we completed the acquisition of a 384-unit multifamily property located in Ann Arbor, Michigan (the “Valley Ranch Apartments”) from an unrelated third party, for an aggregate purchase price of approximately $70.3 million, excluding closing and other related transaction costs. In connection with the acquisition, our Advisor received an aggregate of approximately $1.3 million in acquisition fees and acquisition expense reimbursements.

In connection with the acquisition of the Valley Ranch Apartments, we simultaneously entered into a seven-year $43.4 million non-recourse mortgage loan (the “Valley Ranch Mortgage”) scheduled to mature on March 1, 2026. The Valley Ranch Mortgage bears interest at 4.16% and requires monthly interest-only payments through its stated maturity. The Valley Ranch Mortgage is collateralized by the Valley Ranch Apartments.

500 West 22nd Street Mezzanine Loan

On February 28, 2019, we, as the lender, and an unrelated third party (the “500 West 22nd Street Mezzanine Loan Borrower), as the borrower, entered into a promissory note (the “500 West 22nd Street Mezzanine Loan”) pursuant to which we would fund up to $12.0 million of mezzanine financing. On the same date, we initially funded $8.0 million of the 500 West 22nd Street Mezzanine Loan. Subsequently through December 31, 2019, we funded an additional $3.4 million and as a result, the outstanding principal balance of the 500 West 22nd Street Mezzanine Loan was $11.4 million with $0.6 million unfunded as of December 31, 2019. The 500 West 22nd Street Mezzanine Loan is classified in Note Receivable on our consolidated balance sheet as of December 31, 2019. See Note 7 – “Note Receivable” of the Notes to Consolidated Financial Statements for additional information.

Axis at Westmont

On November 27, 2018, we completed the acquisition of a 400-unit multifamily property located in Westmont, Illinois (the “Axis at Westmont”) from an unrelated third party, for an aggregate purchase price of approximately $59.3 million, excluding closing and other related transaction costs.

In connection with the acquisition, we assumed approximately $37.6 million of existing mortgage debt (the “Axis at Westmont Mortgage”) and paid approximately $21.7 million of cash and our Advisor received an acquisition fee of approximately $1.0 million.

Dispositions Activity and Properties Held for Sale

Gardens Medical Pavilion

On January 15, 2020, we completed the disposition of the Gardens Medical Pavilion for an aggregate contractual sales price of $24.3 million. Approximately $12.6 million of the proceeds were used towards the repayment of the Gardens Medical Mortgage (weighted average interest rate of 3.84% as of December 31, 2019). As of December 31, 2019, the Gardens Medical Pavilion met the criteria to be classified as held for sale and therefore, its associated assets and liabilities are classified as held for sale in the consolidated balance sheet as of December 31, 2019.

Lakes of Margate

During the fourth quarter of 2019, the Lakes of Margate met the criteria to be classified as held for sale and therefore, its associated assets and liabilities, which are expected to be sold within twelve months, are classified as held for sale in the consolidated balance sheet as of December 31, 2019.

22 Exchange

On December 28, 2018, we and the 10.0% noncontrolling member relinquished our ownership of 22 Exchange, a student housing complex with a retail component, located in Akron, Ohio, through a deed-in-lieu of foreclosure transaction with the lender. Upon relinquishment of the property, we were relieved of approximately $22.6 million of mortgage obligations, including accrued and unpaid interest associated with the mortgage loan and other liabilities. In connection with the extinguishment of the mortgage debt obligation, we recognized a $2.8 million gain on extinguishment of debt during the year ended December 31, 2018, representing the difference between the carrying value of the mortgage debt, accrued interest payable and other obligations extinguished (an aggregate of $22.6 million) over the carrying value of the property and other assets transferred (an aggregate of $19.8 million) less an additional $0.1 million of expenses incurred in connection with the disposition.

Additionally, see Note 10 and Note 15 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from January 1, 2020 through the date of this filing.

Debt Financings

From time to time, we have obtained mortgage, bridge, or mezzanine loans for acquisitions and investments, as well as property development.  In the future, we may obtain financing for property development or to refinance our existing real estate assets, depending on multiple factors.

As of December 31, 2019, our aggregate notes payable balance was $183.8 million, net of deferred financing fees of $3.0 million, and had a weighted average interest rate of 4.14%. As of December 31, 2018, we had a aggregate notes payable balance of $139.0 million, net of deferred financing fees of $2.4 million, with a weighted average interest rate of 4.28%.

Debt Transactions

On June 13, 2019, we entered into a seven-year $28.8 million non-recourse mortgage loan (the "Flats at Fishers Mortgage") scheduled to mature on July 1, 2026. The Flats at Fishers Mortgage bears interest at 3.78% and requires monthly interest-only payments through the first two years of the term and thereafter, monthly payments of principal and interest based upon a 30-year amortization. The Flats at Fishers Mortgage is collateralized by the Flats at Fishers.

On December 31, 2019, we repaid in full our $13.4 million non-recourse mortgage loan (the “Lakes of Margate Mortgage”) collateralized by the Lakes of Margate.

On May 1, 2018, we entered into a seven-year non-recourse mortgage loan (the “River Club Mortgage”) in the amount of $30.4 million. The River Club Mortgage bears interest at Libor plus 1.78% and requires monthly interest-only payments during the first five years and interest and principal payments pursuant to a 30-year amortization schedule for the remaining two years through its stated maturity with the entire unpaid balance due upon maturity. The River Club Mortgage is cross-collateralized by the River Club and the Townhomes at River Club. At closing, approximately $23.4 million of the proceeds from the River Club Mortgage were used to repay in full the then existing non-recourse mortgage loan.

On June 1, 2018, we entered into a seven-year non-recourse mortgage loan (the “Parkside Mortgage”) in the amount of $18.0 million. The Parkside Mortgage bears interest at 4.45% and requires monthly interest and principal payments pursuant to a 30-year amortization schedule through its stated maturity with the entire unpaid balance due upon maturity. The Parkside Mortgage is collateralized by Parkside. At closing, approximately $9.6 million of the proceeds from the Parkside Mortgage were used to repay in full the then existing non-recourse mortgage loan.

On June 28, 2018, we entered into a three-year non-recourse mortgage loan (the “Gardens Medical Mortgage”) in the amount of $13.0 million. The Gardens Medical Mortgage bore interest at Libor plus 1.90% and required monthly interest and principal payments through its stated maturity. As discussed above, in connection with the sale of the Gardens Medical Center on January 15, 2020, we repaid in full the Garden Medical Mortgage. The Gardens Medical Mortgage was collateralized by the Gardens Medical Pavilion.

On November 27, 2018, we assumed the Axis at Westmont Mortgage. The Axis at Westmont Mortgage is collateralized by the Axis at Westmont, bears interest at a fixed annual rate of 4.39% and requires monthly interest only payments until March 1, 2021, at which time monthly principal and interest payments of $0.2 million are required. Any unpaid principal and interest is due on the maturity date, February 1, 2026. We have the right to prepay the entire outstanding amount of the loan provided that if prepayment is made prior to November 1, 2025, a prepayment premium is required. The fair value of the Axis at Westmont Mortgage approximated its outstanding balance as of the date of assumption.

On December 28, 2018, we entered into a seven-year non-recourse mortgage loan (the “Arbors Harbor Town Mortgage”) in the amount of $29.0 million. The Arbors Harbor Town Mortgage bears interest at 4.53% and requires monthly interest payments through its stated maturity with the entire unpaid balance due upon maturity. The Arbors Harbor Town Mortgage is collateralized by the Arbors Harbor Town. At closing, approximately $23.7 million of the proceeds from the Arbors Harbor Town Mortgage were used to repay in full the then existing non-recourse mortgage loan and an additional $1.9 million of the proceeds were used to acquire the 6.0% membership interest in the property previously held by a minority owner, and as a result, we now own 100.0% of this property.

As discussed above, on December 28, 2018, we and the 10.0% noncontrolling member relinquished our ownership of 22 Exchange through a deed-in-lieu of foreclosure transaction with the lender. Upon relinquishment of the property, we were relieved of approximately $22.6 million of mortgage obligations, including accrued and unpaid interest associated with the mortgage loan and other liabilities.

Debt Compliance

Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios, loan to value ratios, and liquidity.  We are currently in compliance with all of our debt covenants.

Contractual Obligations

One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt. The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of December 31, 2019 (dollars in thousands):

Contractual Obligations (1)	2020	2021	2022	2023	2024	Thereafter	Total
Mortgage Payable	$298	$1,023	$1,468	$2,122	$2,600	$179,250	$186,761
Interest Payments(2)	7,840	7,795	7,738	7,669	7,591	8,045	46,678
Total Contractual Obligations	$8,138	$8,818	$9,206	$9,791	$10,191	$187,295	$233,439

(1)	On January 15, 2020, we completed the disposition of the Gardens Medical Pavilion for an aggregate contractual sales price of $24.3 million. Approximately $12.6 million of the proceeds were used towards the repayment in full of the Gardens Medical Mortgage. As of December 31, 2019, the Gardens Medical Pavilion met the criteria to be classified as held for sale and therefore, its associated assets and liabilities are classified as held for sale in the consolidated balance sheet as of December 31, 2019 and are not included in table above.

(2)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month LIBOR rate as of December 31, 2019 was used.

Results of Operations

As of December 31, 2019, we had eight real estate investments, (four wholly owned properties and four properties consolidated through investments in joint ventures) and one real estate-related investment (mezzanine loan). During 2019, we acquired one property (Valley Ranch Apartments) on February 14, 2019 and entered into a mezzanine loan (500 West 22nd Street Mezzanine Loan) on February 28, 2019. Additionally, in January 2019, we received proceeds of approximately $10.9 million related to our equity method investment in Prospect Park.

As of December 31, 2018, we had eight real estate investments, seven of which were consolidated (three wholly owned properties and four properties consolidated through investments in joint ventures) and one real estate investment which we account for under the equity method. During 2018, we disposed of one property (22 Exchange) on December 28, 2018 and acquired one property (Axis at Westmont) on November 27, 2018. The disposition of 22 Exchange did not qualify to be reported as discontinued operations since it did not represent a strategic shift that had a major effect on our operations and financial results. Accordingly, the operating results of 22 Exchange are reflected in our results from continuing operations for all periods presented through its date of disposition.

Year ended December 31, 2019 as compared to the year ended December 31, 2018

Our results of operations for the year ended December 31, 2019 compared to the same period in 2018 reflect our acquisition and disposition activities during such periods. Properties which were owned by us during the entire periods presented are referred to as our “Same Store” properties.

The following table provides summary information about our results of operations for the years ended December 31, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,		Increase/	Percentage	Change due to	Change due to	Change due to
	2019	2018	(Decrease)	Change	Acquisitions(1)	Dispositions(2)	Same Store(3)
Rental revenues	$37,173	$27,167	$10,006	37.0%	$10,769	$(2,039)	$1,276
Property operating expenses	12,721	11,036	1,685	15.0%	3,260	(1,511)	(64)
Real estate taxes	5,181	4,422	759	17.0%	1,257	(729)	231
General and administrative	6,283	5,725	558	10.0%	38	(193)	713
Depreciation and amortization	13,196	9,653	3,543	37.0%	5,197	(1,116)	(538)
Interest expense, net	9,221	6,119	3,102	51.0%	3,292	(1,733)	1,543
Gain on early extinguishment of debt	-	2,778	(2,778)	-	-	(2,778)	-
Gain on sale of real estate and other assets	-	537	(537)	-	-	(537)	-

_____________

(1)	Represents the effect on our operating results for the year ended December 31, 2019 compared to the same period in 2018 resulting from our 2019 acquisition of the Valley Ranch Apartments and our 2018 acquisition of the Axis at Westmont.

(2)	Represents the effect on our operating results for the year ended December 31, 2019 compared to the same period in 2018 principally resulting from our 2018 disposition of 22 Exchange.

(3)	Represents the change for the year ended December 31, 2019 compared to the same period in 2018 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store properties for the periods ended December 31, 2019 and 2018 include Gardens Medical Pavilion, River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town, Parkside and Flats at Fishers.

The following table reflects total rental revenues and total property operating expenses for the years ended December 31, 2019 and 2018 for our (i) Same Store properties, (ii) acquisitions and (iii) dispositions (dollars in thousands):

	Year Ended December 31,
Description	2019	2018	Change
Rental Revenues:
Same Store	$25,880	$24,604	$1,276
Acquisitions	11,293	524	10,769
Disposition	-	2,039	(2,039)
Total rental revenues	$37,173	$27,167	$10,006

Property operating expenses:
Same Store	$9,286	$9,350	$(64)
Acquisitions	3,435	175	3,260
Disposition	-	1,511	(1,511)
Total property operating expenses	$12,721	$11,036	$1,685

The tables below reflect occupancy and effective monthly rental rates for our Same Store properties:

			Effective Monthly Rent per
	Occupancy		Square Foot/Unit/Bed(1)
	As of December 31,		Year Ended December 31,
Property	2019	2018	2019	2018
Gardens Medical Pavilion	77%	72%	$2.31	$2.20	per sq. ft.
River Club and the Townhomes at River Club	96%	97%	462.39	427.31	per bed
Lakes of Margate	95%	93%	1,429.69	1,369.14	per unit
Arbors Harbor Town	92%	93%	1,300.62	1,273.98	per unit
Parkside	93%	89%	1,185.07	1,162.39	per unit
Flats at Fishers	92%	92%	1,125.48	1,090.26	per unit

______________________________

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

Revenues.    Rental revenues for the year ended December 31, 2019 were $37.2 million, an increase of $10.0 million, compared to $27.2 million for the same period 2018. Excluding the effect of our acquisition and disposition activities during the periods, our rental revenues increased by $1.3 million for our Same Store properties. This increase was primarily attributable to higher occupancy and/or rental rates at most of our Same Store properties during the 2019 period, particularly at Flats at Fishers, River Club and the Townhomes at River Club, and Lakes of Margate representing $0.6 million, $0.3 million, $0.2 million, respectively, of the total increase.

Property Operating Expenses.    Property operating expenses for the year ended December 31, 2019 were $12.7 million, an increase of $1.7 million, compared to $11.0 million for the same period in 2018. Excluding the effect of our acquisition and disposition activities during the periods, our property operating expenses were relatively flat with a decrease of $0.1 million for our Same Store properties.

Real Estate Taxes.  Real estate taxes for the year ended December 31, 2019 were $5.2 million, an increase of $0.8 million, compared to $4.4 million for the same period in 2018. Excluding the effect of our acquisitions and dispositions activity during the periods, our real estate taxes increased slightly by $0.2 million for our Same Store Properties.

General and Administrative Expenses.   General and administrative expenses for the years ended December 31, 2019 and 2018 were $6.3 million and $5.7 million, respectively.  The increase is principally attributable to higher asset management fees during the 2019 period resulting from our acquisition and investment activities. General and administrative expenses primarily consist of audit fees, legal fees, board of directors’ fees, and other administrative expenses, including certain costs paid to our advisor.

Depreciation and Amortization.   Depreciation and amortization for the years ended December 31, 2019 and 2018 were $13.2 million and $9.7 million, respectively.  Excluding the effect of our acquisitions and dispositions activity during the periods, our depreciation and amortization decreased by $0.5 million for our Same Store Properties.

Interest Expense, Net.   Interest expense, net for the year ended December 31, 2019 was $9.2 million, an increase of $3.1 million, compared to $6.1 million for the same period in 2018. The increase in our interest expense, net, of approximately $1.6 million for our Same Store properties reflects the increase in our weighted average outstanding notes payable balance offset by a decrease in the weighted average interest rate on our indebtedness during the 2019 period.

Interest income.   Interest income for the year ended December 31, 2019 was $1.7 million, an increase of $0.9 million, compared to $0.8 million for the same period in 2018. The increase was principally attributable to the interest earned on our note receivable which was entered into on February 28, 2019.

Gain on Extinguishment of Debt. On December 28, 2018, we and the 10.0% noncontrolling member relinquished our ownership of 22 Exchange through a deed-in-lieu of foreclosure transaction with the lender. Upon extinguishment of the mortgage debt obligation, we recognized a $2.8 million gain on extinguishment of debt during the year ended December 31, 2018, representing the difference between the carrying value of the mortgage debt, accrued interest payable and other obligations extinguished (an aggregate of approximately $22.6 million) over the carrying value of the property and other assets transferred (an aggregate of approximately $19.8 million) less an additional $0.1 million of expenses incurred in connection with the disposition.

Gain on Sale of Real Estate. During 2018 we recognized an aggregate gain of $0.5 million related to the receipt of certain escrow reimbursements from the finalization of an insurance claim for Lakewood Flats, which was disposed of in August 2016.

Summary of Cash Flows

Operating activities

Net cash flows provided by operating activities of $9.5 million for the year ended December 31, 2019 consists of the following:

•	net cash inflows of approximately $5.6 million from our net loss after adjustment for non-cash items; and
•	net cash inflows of approximately $3.9 million associated with the net changes in our operating assets and liabilities.

Investing activities

The net cash used in investing activities of $69.3 million for the year ended December 31, 2019 consists primarily of the following:

•	the acquisition of the Valley Ranch Apartments for $71.5 million;
•	net funding of note receivable of $9.3 million;
•	net proceeds from the sale of marketable securities, available for sale of $9.1 million;
•	proceeds of approximately $10.9 million related to our equity method investment in Prospect Park; and
•	capital expenditures of $8.6 million.

Financing activities

The net cash provided by financing activities of $46.7 million for the year ended December 31, 2019 consists primarily of the following:

•	net proceeds from notes payable of $70.8 million;
•	debt principal payments of $14.2 million;
•	aggregate distributions to our noncontrolling interests of $0.3 million; and
•	redemptions and cancellation of common stock of $9.6 million.

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

We believe that the use of FFO provides a more complete understanding of our performance to investors and to management, and reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.

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

We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction-related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses (which includes costs incurred in connection with strategic alternatives), amounts relating to deferred rent receivables and amortization of market lease and other intangibles, net (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), accretion of discounts and amortization of premiums on debt investments and borrowings, mark-to-market adjustments included in net income (including gains or losses incurred on assets held for sale), gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Certain of the above adjustments are also made to reconcile net income (loss) to net cash provided by (used in) operating activities, such as for the amortization of a premium and accretion of a discount on debt and securities investments, amortization of fees, any unrealized gains (losses) on derivatives, securities or other investments, as well as other adjustments.

MFFO excludes non-recurring impairment of real estate-related investments. We assess the credit quality of our investments and adequacy of reserves on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. We consider the estimated net recoverable value of a loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive situation of the region where the borrower does business.

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

Our calculations of FFO and MFFO are presented below (dollars and shares in thousands, except per share amounts):

	For the Year Ended December 31,
Description	2019	2018
Net loss	$(7,201)	$(5,368)
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	13,196	9,653
Gain on sale of real estate(1)	-	(537)
Income tax expense associated with real estate sale	-	4
FFO	5,995	3,752
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(2)	10	17
Noncash adjustments:
Amortization of above or below market leases and liabilities(3)	(79)	(12)
Gain on debt extinguishment(4)	-	(2,778)
Loss on sale of marketable securities	49	7
Accretion of discounts and amortization of premiums on debt investments	-	(70)
MFFO before straight-line rent	5,975	916
Straight-line rent(5)	(9)	(41)
MFFO - IPA recommended format	$5,966	$875

Net loss	$(7,201)	$(5,368)
Less: loss attributable to noncontrolling interests	92	181
Net loss applicable to Company's common shares	$(7,109)	$(5,187)
Net loss per common share, basic and diluted	$(0.31)	$(0.21)

FFO	$5,995	$3,752
Less: FFO attributable to noncontrolling interests	(531)	(734)
FFO attributable to Company's common shares	$5,464	$3,018
FFO per common share, basic and diluted	$0.24	$0.12

MFFO - IPA recommended format	$5,966	$875
Less: MFFO attributable to noncontrolling interests	(515)	(423)
MFFO attributable to Company's common shares	$5,451	$452

Weighted average number of common shares outstanding, basic and diluted	22,887	24,177

______________________________

(1)	The gain on sale of real estate for the year ended December 31, 2018 is primarily related to finalization of an insurance claim on Lakewood Flats, which we disposed of in 2016.

(2)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our Advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(3)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(4)	During the year ended December 31, 2018, we and the 10.0% noncontrolling member relinquished our ownership of 22 Exchange through a deed-in-lieu of foreclosure transaction with the lender. Upon extinguishment of the mortgage debt obligation, we recognized a $2.8 million gain on extinguishment of debt representing the difference between the carrying value of the mortgage debt, accrued interest payable and other obligations extinguished (an aggregate of approximately $22.6 million) over the carrying value of the property and other assets transferred (an aggregate of approximately $19.8 million) less an additional $0.1 million of expenses incurred in connection with the disposition.

(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

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

During 2014 and 2015, our board of directors declared a total of $77.1 million, or $3.00 per share of common stock, in special cash distributions, all of which were paid to stockholders during 2014, 2015, and 2016. These special cash distributions were paid with a portion of proceeds from asset sales. No special cash distributions have been declared or paid since 2016.

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

We record assets and groups of assets and liabilities which comprise disposal groups as “held for sale” when all of the following criteria are met: a decision has been made to sell, the assets are available for sale immediately, the assets are being actively marketed at a reasonable price in relation to the current fair value, a sale has been or is expected to be concluded within twelve months of the balance sheet date, and significant changes to the plan to sell are not expected. The assets and disposal groups held for sale are valued at the lower of book value or fair value less disposal costs. For sales of real estate or assets classified as held for sale, we evaluate whether a disposal transaction meets the criteria of a strategic shift and will have a major effect on our operations and financial results to determine if the results of operations and gains on sale of real estate will be presented as part of our continuing operations or as discontinued operations in our consolidated statements of operations. If the disposal represents a strategic shift, it will be classified as discontinued operations for all periods presented; if not, it will be presented in continuing operations.

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

New Accounting Pronouncements

See Note 3 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that we have adopted during 2019 and certain accounting standards that we have not yet been required to adopt and may be applicable to our future operations.

Subsequent Events

See Note 10 and Note 15 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from January 1, 2020 through the date of this filing.

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item 8 is included in our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of December 31, 2019, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of December 31, 2019, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our principal executive officer and principal financial officer, evaluated, as of December 31, 2019, the effectiveness of our internal control over financial reporting using the criteria established in Internal Control—New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting, as of December 31, 2019, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Andreas K. Bremer, 63, has served as one of our independent directors since November 2007 and as Lead Director since June 2017 Mr. Bremer currently serves as President and Chief Executive Officer of International Capital, LLC, a position he has held since 2018. Mr. Bremer joined International Capital as its Chief Financial Officer in October 2002 and became its Executive Vice President in 2005. International Capital specializes in acquisition, disposition, management and administration of commercial investment properties, and Mr. Bremer is responsible for all financial aspects of the company’s operations. Before joining International Capital, Mr. Bremer was the Chief Financial Officer of ATLASwerks®, a leading communication software company in Dallas. He acted as a corporate finance consultant for two years at McKinsey & Co. in both the Dallas and New York offices and served as Vice President of Finance and Treasurer at Paging Network, Inc. Mr. Bremer started his career at COMMERZBANK AG in Germany and spent seven of his 13-year tenure at the company’s New York and Atlanta offices. Mr. Bremer has over 25 years of financial and general management experience with extensive knowledge of corporate finance and commercial lending both in the United States and other countries, particularly Germany and holds a degree as CCIM. Mr. Bremer has served as Chairman of the German International School in Dallas since 2009. He was the Director of the Texas Warburg Chapter of the American Council on Germany in Dallas and, as Knight of Justice, is a member of the Order of St. John. . In 2018, Mr. Bremer was appointed Honorary Counsel of the Federal Republic of Germany in Dallas 2018 and continues to serve in that capacity. Mr. Bremer received a law degree from the Johannes-Gutenberg University in Mainz, Germany.

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

Diane S. Detering-Paddison, 60, has served as one of our independent directors since June 2009. Ms. Detering-Paddison serves as President of 4word, www.4wordwomen.org, a not-for-profit organization she founded that connects, leads and supports professional Christian women and enables them to reach their potential. From February 2010 until June 2014, Ms. Detering-Paddison served as Chief Strategy Officer of Cassidy Turley, one of the nation’s largest commercial real estate service providers. Prior to joining Cassidy Turley, Ms. Detering-Paddison served as the Chief Operating Officer of ProLogis, an owner, manager, and developer of distribution facilities, from June 2008 until January 2009. Prior to that, Ms. Detering-Paddison was with CB Richard Ellis and Trammell Crow Company for over 20 years. During her time there, she served as Senior Vice President, Corporate and Investor Client Accounts from April 2001 until December 2004, Chief Operating Officer, Global Services from January 2005 until December 2006, and President, Global Corporate Services - Client Accounts from December 2006 until May 2008. Ms. Detering-Paddison was part of a ten member executive team that managed the merger between Trammell Crow Company and CB Richard Ellis in December 2006. Ms. Detering-Paddison serves on the Salvation Army national advisory board. Ms. Detering-Paddison is the author of “Work, Love, Pray.” Ms. Detering-Paddison holds a Master of Business Administration degree from the Harvard Graduate School of Business and a Bachelor of Science degree from Oregon State University where she graduated as Valedictorian.

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

Jeffrey F. Joseph, 78, has served as one of our independent directors since September 2017. Mr. Joseph served as President, Chief Executive Officer and director of Presidential Realty Corporation, a publicly held company focused on the development and ownership of multifamily residential properties, from 1991 until his retirement in 2011. From 1979 to 1991, Mr. Joseph served as a principal of Ivy Properties Ltd. and as General Counsel of Presidential Realty Corporation from 1973 to 1979. Mr. Joseph is Chairman of the Board of Takoda Service Dogs Inc., a charitable organization that provides service dogs to Veterans suffering from PTSD. Mr. Joseph began his career 1967 as an associate with Hughes Hubbard Blair & Reed. Mr. Joseph holds a Bachelor of Arts degree from Cornell University with a major in Economics and a Juris Doctorate degree from Cornell Law School, where he graduated Summa Cum Laude.

Our board of directors has concluded that Mr. Joseph is qualified to serve as one of our directors for reasons including his more than 40 years of real estate industry experience.

David Lichtenstein, 58, has served as one of our directors and Chairman of the Board of Directors since September 2017. Mr. Lichtenstein is Chairman and Chief Executive Officer of our Advisor. Mr. Lichtenstein founded both American Shelter Corporation and Lightstone. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone, directing all aspects of the acquisition, financing and management of a diverse portfolio of multifamily, lodging, retail and industrial properties located in 20 states and Puerto Rico. From June 2004 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Officer of Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”) and Chief Executive Officer of Lightstone Value Plus REIT LLC, its advisor. From April 2008 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Offer of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”) and Lightstone Value Plus REIT II LLC, its advisor. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III”), and as Chief Executive Officer of Lightstone Value Plus REIT III LLC, its advisor.  From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Real Estate Income Trust Inc., (“Lightstone IV”), and as Chief Executive Officer of Lightstone Real Estate Income LLC, its advisor. From October 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Enterprises Limited (“Lightstone Enterprises”). Mr. Lichtenstein was the president and/or director of certain subsidiaries of Extended Stay Hotels, Inc. (“Extended Stay”) that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Lichtenstein is no longer affiliated with Extended Stay. From July 2015 to the present, Mr. Lichtenstein has served as a member of the Board of Directors of the New York City Economic Development Corporation, New York City’s primary economic development vehicle. Mr. Lichtenstein is on the Board of Governors of the Real Estate Board of New York, a Trustee of the Citizens Budget Commission, and is a Member of The Economic Club of New York and the Real Estate Roundtable, and Co-Chair of the Real Estate Capital Policy Advisory Committee. He is also a member of the Brookings Institution’s Economic Studies Council and a trustee of The Touro College and University System and sits on the Board Supervisory Committee for The New York Medical College. Mr. Lichtenstein is a founder of the Friendship House, an organization that provides housing for families of sick children and adults in the Greater New York City area. Mr. Lichtenstein is also a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group, as well as a member of the Board of Directors of Touro College and New York Medical College.

Our board of directors has concluded that Mr. Lichtenstein is qualified to serve as one of our directors for reasons including his more than 25 years of financial and general management experience, including significant experience in acquisition, disposition, management, and administration of commercial real estate investments.

Jeffrey P. Mayer, 63, has served as one of our independent directors since November 2007 and is chairman of our audit committee. Mr. Mayer previously served as a consultant serving the real estate industry and is the owner of Mayer Financial Consulting, LLC and is the firm’s sole employee. This firm was started in 2011 to provide consulting services to individuals and businesses primarily dealing with financial investments and real estate. From 2000 until 2007, Mr. Mayer was the Chief Financial Officer of ClubCorp, Inc., a holding company that owns and operates premier golf and business clubs and destination golf resorts. He previously served as Chief Financial Officer of Bristol Hotels & Resorts in Dallas, a position he held from 1996 until the company’s acquisition by Bass PLC in early 2000. Prior to joining Bristol, he was Corporate Controller at Host Marriott Corporation (formerly Marriott Corporation) and, prior to that, held various senior financial positions at Marriott Corporation. He also serves as treasurer and board member of the Georgia Chapter of The American Foundation for Suicide Prevention. In addition, he serves or has previously served as the Audit Committee chairman for three other organizations including both profit and not-for-profit entities. He was a board member of the Dallas Children’s Advocacy Center and chairman of its audit committee. A graduate of the College of William & Mary, he began his career as an accountant with Arthur Andersen LLP.

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

Cynthia Pharr Lee, 71, has served as one of our independent directors since November 2007. Ms. Lee has served as President of C. Pharr& Company, a marketing communications consulting firm since 1993, providing strategic brand, marketing and public relations services to many real estate, construction and design firms, in addition to other corporate clients. Ms. Lee serves as Chairman of Dala Communications and she was CEO of its predecessor firm, C. Pharr& Company, which provides strategic brand, marketing and public relations services to many real estate, construction and design clients. Ms. Lee also serves as an independent board member of AAA Auto Club of Southern California. From 1994 through February 2014, Ms. Lee served as a member of the board of directors of CEC Entertainment, Inc. (CEC-NYSE) and its audit and compensation committees. A co-founder of Texas Women Ventures Fund, Ms. Lee serves on the Fund’s Investment Advisory Committee. Ms. Lee is a former president of Executive Women of Dallas and former national chairman of the Counselor’s Academy of the Public Relations Society of America. From May 1989 through February 1993, Ms. Lee was President and Chief Executive Officer of Tracy Locke/Pharr Public Relations, a division of Omnicom (NYSE). Ms. Lee has earned designation as a Board Leadership Fellow of the National Association of Corporate Directors (NACD) and also has earned the CERT Certificate in Cybersecurity Oversight through a program sponsored by NACD and Carnegie Mellon University. She received her Bachelor of Science degree in English (summa cum laude) and her Master of Arts degree in English from Mississippi State University.

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

Steven Spinola, 71, has served as one of our independent directors since September 2017. Mr. Spinola served as President of the Real Estate Board of New York (“REBNY”) from 1986 and since July 2015 as its President Emeritus. Mr. Spinola is a recipient of the Harry B. Helmsley Distinguished New Yorker Award for a lifetime of achievement in the profession. Before becoming REBNY’s President, Mr. Spinola served as President of the New York City Public Development Corporation (now known as the New York City Economic Development Corporation) from 1983 to 1986. Mr. Spinola currently serves as an independent director on the Board of Directors of Lightstone IV. Mr. Spinola holds a Bachelor of Arts degree from the City College of New York with a concentration in political science and government. He attended the Harvard Business School/Kennedy School of Government Summer Program for Senior Managers in Government.

Our board of directors has concluded that Mr. Spinola is qualified to serve as one of our directors for reasons including his extensive experience in the real estate industry.

Executive Officers

In addition, the following individuals serve as our executive officers:

Mitchell Hochberg, 67, was appointed our Chief Executive Officer on September 28, 2017. Mr. Hochberg also serves as President and Chief Operating Officer of Lightstone I, Lightstone II, Lightstone III and Lightstone IV and their respective advisors. From October 2014 to the present, Mr. Hochberg has served as President of Lightstone Enterprises. Mr. Hochberg was appointed Chief Executive Officer of Behringer Harvard Opportunity REIT I, Inc. (“BH OPP I”) effective as of September 28, 2017. Prior to joining The Lightstone Group in August 2012, Mr. Hochberg served as principal of Madden Real Estate Ventures from 2007 to August 2012 when it combined with our sponsor. Mr. Hochberg held the position of President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States from early 2006 to early 2007 and prior to that Mr. Hochberg founded Spectrum Communities, a developer of luxury neighborhoods in the northeast of the United States, in 1985 where for 20 years he served as its President and Chief Executive Officer. Additionally, Mr. Hochberg serves on the board of directors of Orient-Express Hotels Ltd and as Chairman of the board of directors of Orleans Homebuilders, Inc. Mr. Hochberg received his law degree as a Harlan Fiske Stone Scholar from Columbia University School of Law and graduated magna cum laude from New York University College of Business and Public Administration with a Bachelor of Science degree in accounting and finance.

Seth Molod, 56, was appointed our Chief Financial Officer and Treasurer August 27, 2018. Mr. Molod also serves as Chief Financial Officer and Treasurer of Lightstone I, Lightstone II, Lightstone III and Lightstone IV. Mr. Molod also serves as the Executive Vice President and Chief Financial Officer of our Sponsor and as the Chief Financial Officer of our Advisor and the advisors of Lightstone I, Lightstone II, Lightstone III and Lightstone IV. Prior to joining The Lightstone Group in August of 2018, Mr. Molod served as an Audit Partner, Chair of Real Estate Services and on the Executive Committee of Berdon LLP, a full service accounting, tax, financial and management advisory firm (“Berdon”). Mr. Molod joined Berdon in 1989. He has extensive experience advising some of the nation’s most prominent real estate owners, developers, managers, and investors in both commercial and residential projects. Mr. Molod has worked with many privately held real estate companies as well as institutional investors, REITs, and other public companies. Mr. Molod is a licensed certified public accountant in New Jersey and New York and a member of the American Institute of Certified Public Accountants. Mr. Molod holds a Bachelor of Business Administration degree in Accounting from Muhlenberg College.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to the Company during and with respect to the fiscal year ended December 31, 2019 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2018.

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

Executive Compensation

We do not directly compensate our named executive officers, nor do we reimburse the Advisor for compensation paid to our named executive officers, for services rendered to us. We pay certain management fees to the Advisor to compensate the Advisor for the services it provides in our day-to-day management. In addition, we reimburse certain expenses of the Advisor, including reimbursement for the costs of salaries and benefits of certain of their employees.

Reimbursement for the costs of salaries and benefits of the Advisor’s employees relate to compensation paid to the Advisor’s employees that provide services to us such as accounting, administrative or legal, for which the Advisor or its affiliates are not entitled to compensation in the form of a separate fee. A description of the fees that we pay to the Advisor and other affiliates is found in Item 13 below. Therefore, we do not have, nor has our board of directors or compensation committee considered, a compensation policy or program for our executive officers, and thus we have not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K.

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

Director Compensation Table

The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2019:

Name	Fees Earned(1)
David Lichtenstein	$-
Andreas K. Bremer	$103,250
Diane S. Detering-Paddison	$83,250
Jeffrey F. Joseph	$83,250
Steven Spinola	$83,250
Jeffrey P. Mayer	$93,250
Cynthia Pharr Lee	$88,250

(1)	Includes fees earned for services rendered in 2018, regardless of when paid.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee served as an officer or employee of the Company or any of our subsidiaries during the fiscal year ended December 31, 2019 or formerly served as an officer of the Company or any of our subsidiaries. In addition, during the fiscal year ended December 31, 2019, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers or directors serving as a member of our board of directors or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of March 15, 2020 regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, each of our executive officers, and our directors and executive officers as a group:

Name of Beneficial Owner(2)	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
David Lichtenstein	—	—
Andreas K. Bremer	—	—
Diane S. Detering-Paddison	—	—
Jeffrey P. Mayer	—	—
Cynthia Pharr Lee	—	—
Steven Spinola	—	—
Jeffrey F. Joseph	—	—
Mitchell Hochberg	—	—
Seth Molod	—	—
All directors and executive officers as a group (nine persons)	—	—

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 15, 2020. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	The address of our directors and officers is c/o Lightstone Value Plus Real Estate Investment Trust V, Inc., 1985 Cedar Bridge Avenue, Suite 1, Lakewood, New Jersey 08701.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

The following discussion describes the fees and expenses payable to the Advisor and its respective affiliates under the various advisory management agreements.

We pay the Advisor acquisition and advisory fees of 1.5% of the amount paid in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets. In addition, we pay acquisition and advisory fees of 1.5% of the funds advanced in respect of a loan investment.

We also pay the Advisor an acquisition expense reimbursement in the amount of (i) 0.25% of the funds paid for purchasing an asset, including any debt attributable to the asset, plus 0.25% of the funds budgeted for development, construction, or improvement in the case of assets that we acquire and intend to develop, construct, or improve or (ii) 0.25% of the funds advanced in respect of a loan investment.

For the years ended December 31, 2019 and 2018, respectively, we incurred an aggregate of $1.4 million and $1.1 million payable to the Advisor for acquisition and advisory fees and acquisition expense reimbursement. Generally, these fees are capitalized to the applicable asset and amortized over its estimated useful life.

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

The Advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the Advisor or its affiliates incur that are due to third parties or related to the additional services provided by the Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. For the years ended December 31, 2019 and 2018, we incurred no acquisition expense reimbursements.

Prior to June 10, 2018, we paid the Advisor a debt financing fee of 0.5% of the amount available under any loan or line of credit made available to us and pay directly all third-party costs associated with obtaining the debt financing. On June 10, 2018, we amended the advisory management agreement with our Advisor and increased the debt financing fee to 1.0% of the amount available under any loan or line of credit made available to us and pay directly all third-party costs associated with obtaining the debt financing. For the years ended December 31, 2019 and 2018, we incurred $0.7 million and $0.8 million, respectively, of debt financing fees. Generally, these fees are capitalized as a direct reduction to the applicable financing and amortized over its term.

We pay the Advisor a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable to us. We incurred no development fees for the years ended December 31, 2019 and 2018.

We pay the Advisor a monthly asset management fee of one-twelfth of 0.7% of the value of each asset. The value of our assets will be the value as determined in connection with the establishment and publication of an estimated net asset value (“NAV”) per share unless the asset was acquired after our publication of a NAV per share (in which case the value of the asset will be the contractual purchase price of the asset). For the years ended December 31, 2019 and 2018, we expensed $2.4 million and $1.6 million, respectively, of asset management fees payable to the Advisor.

The Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent that they provide services to us for which the Advisor receives an acquisition, asset management, or debt financing fee, including wages and benefits of the applicable personnel. Instead of reimbursing the Advisor for specific expenses paid or incurred in connection with providing services to us, we pay the Advisor an administrative services fee, which is an allocation of a portion of the actual costs that the Advisor paid or incurred providing these services to us (the “Administrative Services Reimbursement”). The Administrative Services Reimbursement is intended to reimburse the Advisor for all its costs associated with providing services to us.

For the period January 1, 2018 through June 10, 2018, the Administrative Services Reimbursement was up to $1.3 million annually, pro-rated for the period. For the period June 11, 2018 through June 10, 2019, the Administrative Services Reimbursement was up to $1.29 million. On June 10, 2019, the advisory management agreements were extended an additional year through June 10, 2020. For the period June 11, 2019 through June 10, 2020, the Administrative Services Reimbursement is up to $1.312 million. The Administrative Services Reimbursement is payable in four equal quarterly installments within 45 days of the end of each calendar quarter. In addition, under the various advisory management agreements, we are to reimburse the Advisor for certain due diligence services provided in connection with asset acquisitions and dispositions and debt financings separately from the Administrative Services Reimbursement. For both of the years ended December 31, 2019 and 2018, we incurred and expensed $1.3 million of such costs for administrative services and due diligence services.

Notwithstanding the fees and cost reimbursements payable to the Advisor pursuant to our advisory management agreement, under our charter we may not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts, or other similar non-cash reserves and excluding any gain from the sale of our assets for that period unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2019, our total operating expenses (including the asset management fee) exceeded the limit on total operating expenses; however, our independent directors determined the excess expenses were justified primarily as a result of the timing of the redeployment of our cash proceeds from asset sales and financings.

Property Manager

The Company engaged an affiliate of Lightstone pursuant to a property management and leasing agreement. The following discussion describes the fees and expenses payable to our affiliated property manager and its respective affiliates under both the various property management and leasing agreements.

We pay our property manager and affiliate of the Advisor, fees for the management, leasing, and construction supervision of our properties which is 4.0% of gross revenues of the properties managed by our property manager. We pay our property manager an oversight fee equal to 0.5% of the gross revenues of the property managed for any property for which we contract directly with a third-party property manager. In no event will our property manager or its affiliates receive both a property management fee and an oversight fee with respect to any particular property. In the event we own a property through a joint venture that does not pay our property manager directly for its services, we will pay our property manager a management fee or oversight fee, as applicable, based only on our economic interest in the property. For the years ended December 31, 2019 and 2018, we incurred and expensed property management fees or oversight fees to the related-party property manager of $0.5 million and $0.1 million, respectively.

We pay our property manager a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We incurred no construction management fees for the years ended December 31, 2019 and 2018.

As of both December 31, 2019 and 2018, we had a payable to the Advisor and its affiliates of less than $0.1 million. These balances consist of accrued fees, including asset management fees, administrative service expenses, property management fees, and other miscellaneous costs payable to the Advisor and property manager.

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

Audit and Non-Audit Fees

The following table presents the aggregate fees billed to the Company for the years indicated by the Company’s principal accounting firms:

(in thousands)	2019	2018
Audit Fees (a)	$358	$290
Tax Fees (b)	66	90

Total Fees	$424	$380

a)	Fees for audit services consisted of the audit of the Company’s annual consolidated financial statements, interim reviews of the Company’s quarterly consolidated financial statements and services normally provided in connection with statutory and regulatory filings including registration statement consents.

b)	Fees for tax services.

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

Our audit committee approved all of the services provided by, and fees paid to, EisnerAmper LLP during the years ended December 31, 2019 and 2018.

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

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Dated: March 30, 2020	By:	/s/ MITCHELL HOCHBERG
Mitchell Hochberg President Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2020	/s/ MITCHELL HOCHBERG
Mitchell Hochberg President Principal Executive Officer
March 30, 2020	/s/ DAVID LICHTENSTEIN
David Lichtenstein Chairman of the Board of Directors
March 30, 2020	/s/ SETH MOLOD
Seth Molod Chief Financial Officer Principal Financial Officer
March 30, 2020	/s/ JEFFREY F. JOSEPH
Jeffrey F. Joseph Director
March 30, 2020	/s/ ANDREAS K. BREMER
Andreas K. Bremer Director
March 30, 2020	/s/ STEVEN SPINOLA
Steven Spinola Director
March 30, 2020	/s/ JEFFREY P. MAYER
Jeffrey P. Mayer Director
March 30, 2020	/s/ CYNTHIA PHARR LEE
Cynthia Pharr Lee Director
March 30, 2020	/s/ DIANE S. DETERING-PADDISON
Diane S. Detering-Paddison Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus Real Estate Investment Trust V, Inc. (the “Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EISNERAMPER LLP

Iselin, New Jersey

March 30, 2020

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	December 31, 2019	December 31, 2018
Assets
Investment property:
Land and improvements	$55,888	$46,175
Building and improvements	207,867	194,726
Furniture, fixtures and equipment	5,561	6,285
Gross investment property	269,316	247,186
Less accumulated depreciation	(40,230)	(46,182)
Net investment property	229,086	201,004

Investment in unconsolidated joint venture	-	10,944
Cash and cash equivalents	15,640	29,607
Marketable securities, available for sale	5,496	14,386
Restricted cash	3,932	3,045
Note receivable, net	10,423	-
Prepaid expenses and other assets	1,238	5,471
Assets held for sale	40,807	-
Total Assets	$306,622	$264,457

Liabilities and Stockholders' Equity
Notes payable, net	$183,788	$139,016
Accounts payable and accrued and other liabilities	3,488	3,634
Payables to related parties	6	316
Accrued property tax	2,326	1,670
Liabilities held for sale	13,915	-
Total liabilities	203,523	144,636

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.0001 par value per share; 50.0 million shares authorized, none issued and outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value per share; 350.0 million shares authorized, 22.2 million and 23.4 million shares issued and outstanding, respectively	2	2
Additional paid-in-capital	204,912	214,537
Accumulated other comprehensive income/(loss)	111	(217)
Accumulated deficit	(102,404)	(95,295)
Total Company stockholders' equity	102,621	119,027

Noncontrolling interests	478	794

Total Stockholder's Equity	103,099	119,821
Total Liabilities and Stockholders' Equity	$306,622	$264,457

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(dollars and shares in thousands, except per share amounts)

	For the Years Ended December 31,
	2019	2018
Rental revenues	$37,173	$27,167

Expenses
Property operating expenses	12,721	11,036
Real estate taxes	5,181	4,422
General and administrative	6,283	5,725
Depreciation and amortization	13,196	9,653
Total operating expenses	37,381	30,836

Operating loss	(208)	(3,669)

Interest expense, net	(9,221)	(6,119)
Interest income	1,682	763
Gain on early extinguishment of debt	-	2,778
Gain on sale of real estate and other assets	-	537
Other income, net	546	342
Net loss	(7,201)	(5,368)
Net loss attributable to noncontrolling interests	92	181
Net loss attributable to the Company's shares	$(7,109)	$(5,187)
Weighted average shares outstanding:
Basic and diluted	22,887	24,177
Basic and diluted loss per share	$(0.31)	$(0.21)
Comprehensive loss:
Net loss	$(7,201)	$(5,368)
Other comprehensive income/(loss):
Holding gain/(loss) on marketable securities, available for sale	251	(189)
Reclassification adjustment for loss on sale of marketable securities included in net loss	49	-
Foreign currency translation gain/(loss)	28	(1)
Total other comprehensive income/(loss)	328	(190)
Comprehensive loss	(6,873)	(5,558)
Comprehensive loss attributable to noncontrolling interest	92	181
Comprehensive loss attributable to the Company's shares	$(6,781)	$(5,377)

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2019 and 2018

(dollars and shares in thousands)

	Convertible Stock		Common Stock				Accumulated
					Additional		Other
					Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)/Income	Interests	Equity
BALANCE, December 31, 2017	1	$-	24,647	$2	$224,923	$(90,108)	$(27)	$4,845	$139,635

Net loss	-	-	-	-	-	(5,187)	-	(181)	(5,368)
Contributions received from noncontrolling interests	-	-	-	-	-	-	-	76	76
Distributions paid to noncontrolling interests	-	-	-	-	-	-	-	(3,775)	(3,775)
Redemption and cancellation of shares	-	-	(1,215)	-	(8,627)	-	-	-	(8,627)
Acquisition of noncontrolling interest in a subsidiary	-	-	-	-	(1,759)	-	-	(171)	(1,930)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	-	-	-	(189)	-	(189)
Foreign currency translation loss	-	-	-	-	-	-	(1)	-	(1)

BALANCE, December 31, 2018	1	$-	23,432	$2	$214,537	$(95,295)	$(217)	$794	$119,821

Net loss	-	-	-	-	-	(7,109)	-	(92)	(7,201)
Distributions paid to noncontrolling interests	-	-	-	-	-	-	-	(254)	(254)
Redemption, cancellation and tender of shares	-	-	(1,209)	-	(9,625)	-	-	-	(9,625)
Contributions received from noncontrolling interests	-	-	-	-	-	-	-	30	30
Other comprehensive income:
Holding gain on marketable securities, available for sale	-	-	-	-	-	-	251	-	251
Foreign currency translation gain	-	-	-	-	-	-	28	-	28
Reclassification adjustment for loss on sale of marketable securities included in net loss	-	-	-	-	-	-	49	-	49

BALANCE, December 31, 2019	1	$-	22,223	$2	$204,912	$(102,404)	$111	$478	$103,099

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2019 and 2018

(dollars in thousands)

	For the Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,201)	$(5,368)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,196	9,653
Amortization of deferred financing costs	643	389
Loss on sale of marketable securities	49	7
Gain on extinguishment of debt	-	(2,778)
Non-cash interest income	(1,092)	-
Gain on sale of real estate	-	(537)
Other non-cash adjustments, net	12	174
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	2,257	(3,068)
Increase in accounts payable and accrued and other liabilities	1,945	3,024
(Decrease) increase in payables to related parties	(310)	283

Net cash provided by operating activities	9,499	1,779

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(80,084)	(26,154)
Cash transferred in foreclosure	-	(1,779)
Purchase of marketable securities	(2,985)	(16,831)
Proceeds from sale of marketable securities	12,127	2,249
Acquired restricted escrow deposits	-	339
Acquisition of noncontrolling interest in a subsidiary	-	(1,930)
Funding of note receivable, net	(9,132)	-
Acquisition fee paid on note receivable	(199)	-
Proceeds from disposition of investment in unconsolidated joint venture	10,944	-

Net cash used in investing activities	(69,329)	(44,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	72,214	90,374
Payments on notes payable	(14,215)	(57,867)
Payment of loan fees and expenses	(1,428)	(2,534)
Redemptions of common stock	(9,625)	(8,627)
Contributions received from noncontrolling interests	30	76
Distributions paid to noncontrolling interests	(254)	(3,802)

Net cash provided by financing activities	46,722	17,620

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	28	(1)
Net change in cash, cash equivalents and restricted cash	(13,080)	(24,708)
Cash, cash equivalents and restricted cash, beginning of year	32,652	57,360
Cash, cash equivalents and restricted cash, end of year	$19,572	$32,652

Supplemental cash flow information for the years indicated is as follows:

Cash paid for interest, net of amounts capitalized	$8,347	$4,020
Holding gain/loss on marketable securities, available for sale	$300	$189
Mortgage assumed for acquisition	$-	$37,600
Assets transferred due to foreclosure	$-	$18,061
Liabilities extinguished in foreclosure	$-	$22,618
Capital expenditures for real estate in accrued liabilities and accounts payable	$201	$164

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

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  We have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily.  We have purchased existing, income-producing properties, and newly-constructed properties. We have also invested in other real estate-related investments such as mortgage and mezzanine loans. We intend to hold the various real properties in which we have invested until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. We currently have one operating segment. As of December 31, 2019, we had eight real estate investments (four wholly owned properties and four properties consolidated through investments in joint ventures) and one real estate-related investment (mezzanine loan).

Substantially all of our business is conducted through Lightstone REIT V OP LP, a limited partnership organized in Delaware (the “Operating Partnership”).  As of December 31, 2019, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner.  As of December 31, 2019, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

Our business is managed by an external advisor and we have no employees. Effective February 10, 2017, we engaged affiliates of The Lightstone Group (“Lightstone”), LSG-BH II Advisor LLC and LSG Development Advisor LLC (collectively, the “Advisor”), to provide advisory services to us. Lightstone is majority owned by the chairman of our board of directors, David Lichtenstein. Subject to the oversight of our board of directors, the Advisor is responsible for managing our day-to-day affairs and for services related to the management of our assets.

Organization

In connection with our initial capitalization, we issued 22,500 shares of our common stock and 1,000 shares of our convertible stock to our previous advisor on January 19, 2007.  The 1,000 shares of convertible stock were transferred to an affiliate of Lightstone on February 10, 2017 and remain outstanding. As of December 31, 2019, we had 22.2 million shares of common stock outstanding.

Our common stock is not currently listed on a national securities exchange. The timing of a liquidity event for our stockholders will depend upon then prevailing market conditions. Our board of directors previously targeted June 30, 2023 as the commencement of a liquidity event, however, on January 9, 2020, our board of directors elected to extend the targeted timeline until June 30, 2028 based on their assessment of our investment objectives and liquidity options for our stockholders. We can provide no assurances as to the actual timing of the commencement of a liquidity event for our stockholders or the ultimate liquidation of the Company. We will seek stockholder approval prior to liquidating our entire portfolio.

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

Upon the acquisition of real estate property that meets the definition of a business, we recognize the assets acquired, the liabilities assumed and any noncontrolling interest as of the acquisition date, measured at their fair values. The acquisition date is the date on which we obtain control of the real estate property. The assets acquired and liabilities assumed may consist of land, inclusive of associated rights, buildings, assumed debt, identified intangible assets and liabilities, and asset retirement obligations. Identified intangible assets generally consist of above-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions, and tenant relationships. Identified intangible liabilities generally consist of below-market leases. Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of the identifiable net assets acquired. Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired. Acquisition-related costs are expensed in the period incurred. Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

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

We adopted Financial Accounting Standards Board (“FASB”) guidance which changed the presentation of our statements of cash flows and related disclosures for all periods presented and accordingly, the following is a summary of our cash, cash equivalents, and restricted cash total as presented in our consolidated statements of cash flows for the periods presented:

	December 31,
	2019	2018
Cash and cash equivalents	$15,640	$29,607
Restricted cash	3,932	3,045
Total cash, cash equivalents and restricted cash	$19,572	$32,652

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

An impairment charge is recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration and severity of any decline in fair value below our amortized cost basis, any adverse changes in the financial condition of the issuers’ and its intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. As of December 31, 2019 and 2018, the Company did not recognize any impairment charges.

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

During the years ended December 31, 2019 and 2018, we did not record any impairment charges.

Investment in Unconsolidated Joint Venture

We have and may continue to provide funding to third-party developers for the acquisition, development, and construction of real estate (“ADC Arrangement”). Under an ADC Arrangement, we may participate in the residual profits of the project through the sale or refinancing of the property. We evaluate such arrangements to determine if they have characteristics similar to a loan or if the characteristics are more similar to a joint venture or partnership such as participating in the risks and rewards of the project as an owner or an investment partner. When we determine that the characteristics are more similar to a jointly-owned investment or partnership, we account for the arrangement as an investment in an unconsolidated joint venture under the equity method of accounting or a direct investment (consolidated basis of accounting) instead of applying loan accounting. ADC Arrangements are reassessed at each reporting period. See Note 8 of the Notes to the Consolidated Financial Statements for additional information.

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

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Deferred Financing Costs

Deferred financing costs are recorded at cost and consist of loan fees and other costs incurred in issuing debt. Amortization of deferred financing costs is computed using a method that approximates the effective interest method over the term of the related debt and is included in interest expense in the consolidated statements of operations. Unamortized deferred financing costs are included as a direct deduction from the related debt in the consolidated balance sheets.

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

Concentration of Credit Risk

At December 31, 2019 and 2018, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Noncontrolling Interest

Noncontrolling interest represents the noncontrolling member’s share of the equity in certain of our consolidated real estate investments.  Income and losses are allocated to noncontrolling interest holders based generally on their ownership percentage.  In certain instances, our joint venture agreements provide for liquidating distributions based on achieving certain return metrics (“promoted interest”) and if a property reaches a defined return threshold, then it will result in distributions to the noncontrolling member which differs from the standard pro-rata allocation percentage.

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

4. Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the date indicated:

	As of December 31, 2019
Debt securities:	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate and Government Bonds	$5,385	$113	$(2)	$5,496

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

The fair values of the Company’s investments in debt securities are measured using quoted prices for these investments; however, the markets for these assets are not active. As of December 31, 2019 and 2018, all of the Company’s debt securities were classified as Level 2 assets and there were no transfers between the level classifications during the year ended December 31, 2019.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of December 31, 2019
Due in 1 year	$1,022
Due in 1 year through 5 years	4,474
Due in 5 years through 10 years	-
Due after 10 years	-
Total	$5,496

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

As of December 31, 2019 and 2018, management estimated that the carrying value of cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable and accrued and other liabilities, and accrued property tax were at amounts that reasonably approximated their fair value based on their highly-liquid nature and short-term maturities.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The fair value of the notes payable is categorized as a Level 2 in the fair value hierarchy. The fair value was estimated using a discounted cash flow analysis valuation on the estimated borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2019 and 2018.

Carrying amounts of our notes payable and the related estimated fair value as follows:

	As of December 31, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable	$186,761	$187,304	$141,423	$140,986

6. Real Estate and Real Estate-Related Investments

The following table presents certain information about our consolidated investments as of December 31, 2019:

Property Name	Description	Location	Date Acquired	Ownership Interest
Gardens Medical Pavilion	Medical office building	Palm Beach Gardens, Florida	October 20, 2010	81.8%
River Club and the Townhomes at River Club	Student housing	Athens, Georgia	April 25, 2011	85%
Lakes of Margate	Multifamily	Margate, Florida	October 19, 2011	92.5%
Arbors Harbor Town(1)	Multifamily	Memphis, Tennessee	December 20, 2011	100%
Parkside Apartments (“Parkside”)	Multifamily	Sugar Land, Texas	August 8, 2013	90%
Flats at Fishers	Multifamily	Fishers, Indiana	November 30, 2017	100%
Axis at Westmont	Multifamily	Westmont, Illinois	November 27, 2018	100%
Valley Ranch Apartments	Multifamily	Ann Arbor, Michigan	February 14, 2019	100%

Note:

(1)	On December 28, 2018, we acquired the noncontrolling member’s 6% ownership interest in Arbors Harbor Town for $1.9 million and as a result, now own 100% of this property.

Real Estate Asset Acquisitions

Valley Ranch Apartments

On February 14, 2019, the Company completed the acquisition of a 384-unit multifamily property located in Ann Arbor, Michigan (the “Valley Ranch Apartments”) from an unrelated third party, for an aggregate purchase price of approximately $70.3 million, excluding closing and other related transaction costs. In connection with the acquisition, our Advisor received an aggregate of approximately $1.2 million in acquisition fees and acquisition expense reimbursements.

In connection with the acquisition of the Valley Ranch Apartments, the Company simultaneously entered into a seven-year $43.4 million non-recourse mortgage loan (the “Valley Ranch Mortgage”) scheduled to mature on March 1, 2026. The Valley Ranch Mortgage bears interest at 4.16% and requires monthly interest-only payments through its stated maturity. The Valley Ranch Mortgage is collateralized by the Valley Ranch Apartments. See Note 11 for additional information.

The Company determined this acquisition was an asset acquisition and allocated the total purchase price, including acquisition fees and expenses of $1.2 million, to the assets acquired based on their relative fair value. Approximately $24.1 million was allocated to land and improvements, $46.3 million was allocated to building and improvements, and $1.1 million was allocated to in-place lease intangibles.

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

In connection with the acquisition, the Company assumed approximately $37.6 million of existing non-recourse mortgage debt (the “Axis at Westmont Mortgage”) and paid approximately $21.7 million of cash. The Company’s Advisor received an acquisition fee equal to 1.75% of the contractual purchase price, approximately $1.0 million.

The Axis at Westmont Mortgage is collateralized by the Axis at Westmont, bears interest at a fixed annual rate of 4.39% and requires monthly interest only payments until March 1, 2021, at which time monthly principal and interest payments of $0.2 million are required. Any unpaid principal and interest is due on the maturity date, February 1, 2026. We have the right to prepay the entire outstanding amount of the loan provided that if prepayment is made prior to November 1, 2025, a prepayment premium is required. The fair value of the Axis at Westmont Mortgage approximated its outstanding balance as of the date of assumption. See Note 11 for additional information.

The Company determined this acquisition was an asset acquisition and allocated the total purchase price, including closing costs and the acquisition fee of approximately $1.0 million, to the assets acquired based on relative fair value. Approximately $7.8 million was allocated to land and improvements, $52.1 million was allocated to building and improvements, and $0.5 million was allocated to in-place lease intangibles.

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

22 Exchange

On December 28, 2018, the Company and the 10.0% noncontrolling member relinquished their ownership of 22 Exchange, a student housing complex with a retail component, located in Akron, Ohio through a deed-in-lieu of foreclosure transaction with the lender. Upon extinguishment of the mortgage debt obligation, during the year ended December 31, 2018 we recognized a $2.8 million gain on extinguishment of debt representing the difference between the carrying value of the mortgage debt, accrued interest payable and other obligations extinguished (an aggregate of $22.6 million) over the carrying value of the property and other assets transferred (an aggregate of $19.8 million) less an additional $0.1 million of expenses incurred in connection with the disposition.

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

500 West 22nd Street Mezzanine Loan

On February 28, 2019, the Company, as the lender, and an unrelated third party (the “500 West 22nd Street Mezzanine Loan Borrower”), as the borrower, entered into a loan promissory note (the “500 West 22nd Street Mezzanine Loan”) pursuant to which the Company would fund up to $12.0 million of mezzanine financing. On the same date, the Company initially funded $8.0 million of the 500 West 22nd Street Mezzanine Loan. Subsequently through December 31, 2019, the Company funded an additional $3.4 million and as a result, the outstanding principal balance of the 500 West 22nd Street Mezzanine Loan was $11.4 million with $0.6 million unfunded as of December 31, 2019.

The 500 West 22nd Street Mezzanine Loan is recorded in note receivable, net on the consolidated balance sheet. In connection with the fundings made for the 500 West 22nd Street Mezzanine Loan, our Advisor has received an aggregate of approximately $0.2 million in acquisition fees from the Company during the year ended December 31, 2019. The acquisition fees are accounted for as an addition to the carrying value of the 500 West 22nd Street Mezzanine Loan and are being amortized as a reduction to interest income over the initial term of the 500 West 22nd Street Mezzanine Loan using a straight-line method that approximates the effective interest method.

The 500 West 22nd Street Mezzanine Loan is due August 31, 2021 and is collateralized by the ownership interests of the 500 West 22nd Street Mezzanine Loan Borrower. The 500 West 22nd Street Mezzanine Loan Borrower owns a parcel of land located at 500 West 22nd Street, New York, New York. The 500 West 22nd Street Mezzanine Loan bears interest at a rate of LIBOR + 11.0% per annum with a floor of 13.493% (13.493% as of December 31, 2019). The Company received an origination fee of 1.0% of the loan balance, or approximately $0.1 million, which is presented in the consolidated balance sheets as a direct deduction from the carrying value of the 500 West 22nd Street Mezzanine Loan and is being amortized to interest income, using a straight-line method that approximates the effective interest method, over the initial term of the 500 West 22nd Street Mezzanine Loan. The 500 West 22nd Street Mezzanine Loan may be extended two additional six- month periods by the 500 West 22nd Street Mezzanine Loan Borrower provided certain conditions are met, including the establishment of an additional reserve for interest and the payment of an extension fee equal to 0.25% of the outstanding loan balance.

In connection with the initial funding under the 500 West 22nd Street Mezzanine Loan, the Company retained approximately $2.1 million of the proceeds to establish a reserve for interest and other items, which is presented in the consolidated balance sheets as a direct deduction from the carrying value of the 500 West 22nd Street Mezzanine Loan and are being applied against the first 8.0% of monthly interest due during the initial term of the 500 West 22nd Street Mezzanine Loan. Through December 31, 2019, approximately $0.6 million of the reserve has been recognized as interest income and the remaining balance of the reserve was approximately $1.5 million as of December 31, 2019. The additional monthly interest due above the 8.0% threshold is added to the balance of the 500 West 22nd Street Mezzanine Loan and payable at maturity. As of December 31, 2019, approximately $0.4 million of additional interest due is included in the balance of the 500 West 22nd Street Mezzanine Loan.

During the year ended December 31, 2019, the Company recorded approximately $1.1 million of interest income related to the note receivable and as of December 31, 2019, the outstanding principal balance of the 500 West 22nd Street Mezzanine Loan was approximately $10.4 million.

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

On January 4, 2019, the Company and the Borrower received payments of $10.9 million and $1.9 million, respectively, from the escrow account. As a result, the carrying value of our unconsolidated investment in Prospect Park has been reduced to zero and as of December 31, 2019, approximately $2.3 million remains in the escrow account to be used for settlement of any potential remaining amount due to us for our participation in the residual interests of Prospect Park and any additional amounts received will be recognized upon receipt.

9.	Variable Interest Entities

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

10.	Held for Sale

Gardens Medical Pavilion

On December 23, 2019, the Company and CPI/AHP Garden Medical Pavilion Mob Owner, L.L.C. (the “Gardens Medical Pavilion Buyer”), an unaffiliated third party, entered into a purchase and sale agreement (the “Gardens Medical Pavilion Agreement”) pursuant to which the Company would dispose of the Gardens Medical Pavilion to the Gardens Medical Pavilion Buyer for an aggregate contractual sales price of $24.3 million.

As of December 31, 2019, the Gardens Medical Pavilion met the criteria to be classified as held for sale and therefore, its associated assets and liabilities are classified as held for sale in the consolidated balance sheet as of December 31, 2019.

On January 15, 2020, the Company completed the disposition of the Gardens Medical Pavilion to the Gardens Medical Pavilion Buyer for an aggregate contractual sales price of $24.3 million. Approximately $12.6 million of the proceeds were used towards the repayment the Gardens Medical Mortgage. See Note 11 for additional information.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Lakes of Margate

During the fourth quarter of 2019, the Lakes of Margate met the criteria to be classified as held for sale and therefore, its associated assets and liabilities, which are expected to be sold within twelve months, are classified as held for sale in the consolidated balance sheet as of December 31, 2019.

The following summary presents the major components of assets and liabilities held for sale, of as the date indicated.

As of
December 31, 2019
Net investment property	$39,604
Other assets	1,203
Total assets held for sale	$40,807
Note payable, net	12,441
Accounts payable and accrued expenses	1,474
Total liabilities held for sale	$13,915

11.	Notes Payable

The following table sets forth information on our notes payable as of December 31, 2019 and 2018:

Property	Interest Rate	Weighted Average Interest Rate as of December 31, 2019	Maturity Date	Amount Due at Maturity	As of December 31, 2019	As of December 31, 2018
River Club and the Townhomes at River Club	LIBOR + 1.78%	3.71%	May 1, 2025	$28,419	$30,359	$30,359

Gardens Medical Pavilion (1)	LIBOR + 1.90%	N/A	September 1, 2021	-	-	12,900

Lakes of Margate (2)	5.49% and 5.92%	N/A	January 1, 2020	-	-	13,687

Arbors Harbor Town	4.53%	4.53%	December 28, 2025	29,000	29,000	29,000

Parkside	4.45%	4.45%	September 1, 2025	15,782	17,588	17,877

Axis at Westmont	4.39%	4.39%	February 1, 2026	34,343	37,600	37,600

Valley Ranch Apartments	4.16%	4.16%	March 1, 2026	43,414	43,414	-

Flats at Fishers	3.78%	3.78%	July 1, 2026	26,090	28,800	-

Total notes payable		4.14%		$177,048	186,761	141,423

Less: Deferred financing costs					(2,973)	(2,407)

Total notes payable, net					$183,788	$139,016

(1)	On January 15, 2020, the Company completed the disposition of the Gardens Medical Pavilion for an aggregate contractual sales price of $24.3 million. Approximately $12.6 million of the proceeds were used towards the repayment in full of the Gardens Medical Mortgage. As of December 31, 2019, the Gardens Medical Pavilion met the criteria to be classified as held for sale and therefore, its associated assets and liabilities are classified as held for sale in the consolidated balance sheet as of December 31, 2019 and are not included in table above. See Note 10 for additional information.

(2)	On December 31, 2019, the Company repaid in full its $13.4 million non-recourse mortgage loan (the “Lakes of Margate Mortgage”) collateralized by the Lakes of Margate.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Debt Transactions

On February 14, 2019, the Company entered into the Valley Ranch Mortgage scheduled to mature on March 1, 2026. The Valley Ranch Mortgage bears interest at 4.16% and requires monthly interest-only payments through its stated maturity. The Valley Ranch Mortgage is collateralized by the Valley Ranch Apartments.

On June 13, 2019, the Company entered into a seven-year $28.8 million non-recourse mortgage loan (the "Flats at Fishers Mortgage") scheduled to mature on July 1, 2026. The Flats at Fishers Mortgage bears interest at 3.78% and requires monthly interest-only payments through the first two years of the term and thereafter, monthly payments of principal and interest based upon a 30-year amortization. The Flats at Fishers Mortgage is collateralized by the Flats at Fishers.

On December 31, 2019, the Company repaid in full its Lakes of Margate Mortgage collateralized by the Lakes of Margate.

On May 1, 2018, the Company entered into a seven year non-recourse mortgage loan (the “River Club Mortgage”) in the amount of $30.4 million. The River Club Mortgage bears interest at Libor plus 1.78% and requires monthly interest-only payments during the first five years and interest and principal payments pursuant to a 30-year amortization schedule for the remaining two years through its stated maturity with the entire unpaid balance due upon maturity. The River Club Mortgage is cross-collateralized by the River Club and the Townhomes at River Club. At closing, approximately $23.4 million of the proceeds from the River Club Mortgage were used to repay in full the existing non-recourse mortgage loan.

On June 1, 2018, the Company entered into a seven year non-recourse mortgage loan (the “Parkside Mortgage”) in the amount of $18.0 million. The Parkside Mortgage bears interest at 4.45% and requires monthly interest and principal payments pursuant to a 30-year amortization schedule through its stated maturity with the entire unpaid balance due upon maturity. The Parkside Mortgage is collateralized by Parkside. At closing, approximately $9.6 million of the proceeds from the Parkside Mortgage were used to repay in full the existing non-recourse mortgage loan.

On June 28, 2018, the Company entered into a three-year non-recourse mortgage loan (the “Gardens Medical Mortgage”) in the amount of $13.0 million. The Gardens Medical Mortgage bore interest at Libor plus 1.90% and required monthly interest and principal payments through its stated maturity with the entire unpaid balance due upon maturity. The Gardens Medical Mortgage was collateralized by the Gardens Medical Pavilion. On January 15, 2020, the Company completed the disposition of the Gardens Medical Pavilion for an aggregate contractual sales price of $24.3 million. Approximately $12.6 million of the proceeds were used towards the repayment in full of the Gardens Medical Mortgage.

On November 27, 2018, the Company assumed an existing non-recourse mortgage loan (the “Axis at Westmont Mortgage”) in the amount of $37.6 million. The Axis at Westmont Mortgage is collateralized by the Axis at Westmont, bears interest at a fixed annual rate of 4.39% and requires monthly interest only payments until March 1, 2021, at which time monthly principal and interest payments of $0.2 million are required. Any unpaid principal and interest is due on the maturity date, February 1, 2026. The Company has the right to prepay the entire outstanding amount of the loan provided that if prepayment is made prior to November 1, 2025, a prepayment premium is required.

On December 28, 2018, the Company entered into a seven-year non-recourse mortgage loan (the “Arbors Harbor Town Mortgage”) in the amount of $29.0 million. The Arbors Harbor Town Mortgage bears interest at 4.53% and requires monthly interest payments through its stated maturity with the entire unpaid balance due upon maturity. The Arbors Harbor Town Mortgage is collateralized by the Arbors Harbor Town. At closing, approximately $23.7 million of the proceeds from the Arbors Harbor Town Mortgage were used to repay in full the existing non-recourse mortgage loan and an additional $1.9 million of the proceeds were used to acquire the 6.0% membership interest in the property held by a minority owner, and as a result, we now own 100.0% of this property.

Debt Compliance

The Company’s loan agreements stipulate that it complies with certain reporting and financial covenants. The Company is currently in compliance with all of its debt covenants.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of December 31, 2019.

	2020	2021	2022	2023	2024	Thereafter	Total
Principal maturities (1)	$298	$1,023	$1,468	$2,122	$2,600	$179,250	$186,761

Less: deferred financing costs							(2,973)

Total notes payable, net							$183,788

(1)	On January 15, 2020, the Company completed the disposition of the Gardens Medical Pavilion for an aggregate contractual sales price of $24.3 million. Approximately $12.6 million of the proceeds were used towards the repayment the Gardens Medical Mortgage. As of December 31, 2019, the Gardens Medical Pavilion met the criteria to be classified as held for sale and therefore, its associated assets and liabilities are classified as held for sale in the consolidated balance sheet as of December 31, 2019 and are not included in table above. (See Note 10).

12.	Commitments and Contingencies

Income Taxes

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

For the year ended December 31, 2019, we had an estimated federal taxable loss of approximately $10.5 million. This estimated Net Operating Loss (“NOL”) will be added to our NOL carryovers from 2018, and as a result, we will have combined estimated federal NOL carryovers of approximately $12.1 million  as of December 31, 2019.  We did not pay any distributions during the year ended December 31, 2019. During the year ended December 31, 2019, we recorded no income tax expense.

For the year ended December 31, 2018, we had federal taxable income of approximately $9.8 million. However, we fully offset this taxable income with our federal net operating loss (“NOL”) carryovers from 2017, and as a result, had remaining estimated federal NOL carryovers of approximately $1.6 million as of December 31, 2018.    We did not pay any distributions during the year ended December 31, 2018. During the year ended December 31, 2018, we recorded no income tax expense.

We have a TRS which is subject to federal and state income taxes. As of December 31, 2019 and 2018, our TRS had NOL carryforwards of approximately $0 and $5.0 million, respectively.

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

Capitalization

As of December 31, 2019, our authorized capital was 350,000,000 shares of common stock, 50,000,000 shares of preferred stock, and 1,000 shares of convertible stock. All shares of such stock have a par value of $.0001 per share.

As of December 31, 2019, we had issued 22.2 million shares of our common stock, including 2.2 million shares previously issued through our distribution reinvestment plan, which was terminated on April 3, 2012. From our inception through December 31, 2019, we have redeemed an aggregate 4.5 million shares of our common stock. As of December 31, 2019, we had 1,000 shares of convertible stock held by an affiliate of Lightstone.

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

Tender Offer

The Company commenced a tender offer on December 17, 2019, pursuant to which it offered to acquire up to 2.0 million shares of its common stock at a purchase price of $7.75 per share, or $15.5 million in the aggregate (the “Offer”). The Offer terminated on February 28, 2020, and a total of 2,183,888 shares of the Company’s common stock were validly tendered and not withdrawn pursuant to the Offer, an amount that exceeded the maximum number of shares of the Company’s common stock the Company offered to purchase pursuant to the Offer. In accordance with the terms of the Offer, the Company will purchase a total of 2,000,000 shares of the Company’s common stock validly tendered and not withdrawn at a price of $7.75 per share for an aggregate purchase price of $15.5 million. The Company will repurchase approximately 91.58% of the number of shares of the Company’s common stock tendered by each remaining stockholder who participated in the Offer.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Share Redemption Program and Redemption Price

Our board of directors has adopted a share redemption program (the “SRP”) that permits stockholders to sell their shares back to us, subject to the significant conditions and limitations of the program.  Our board of directors can amend the provisions of our SRP at any time without the approval of our stockholders.

During each of the years ended December 31, 2019 and 2018, we redeemed 1.2 million shares of our common stock at average prices per share of $7.94 and $7.10, respectively.

The terms on which we redeemed shares prior to July 1, 2018 differed between redemptions upon a stockholder’s death, “qualifying disability” (as defined in the SRP) or confinement to a long-term care facility (collectively, “Exceptional Redemptions”) and all other redemptions (“Ordinary Redemptions”).

Prior to July 1, 2018, the per share redemption price for Ordinary Redemptions and Exceptional Redemptions was equal to the lesser of 80% and 90%, respectively, of (i) the then current estimated net asset value per share of common stock (“NAV per Share”) and (ii) the average price per share the investor paid for all of his shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) less the Special Distributions (as defined in the SRP).

On August 9, 2017, our board of directors adopted a Fourth Amended and Restated Share Redemption Program (the “Fourth Amended SRP”) which became effective July 1, 2018. The material changes made to the program were as follows. We no longer process redemptions upon death, “qualifying disability,” or confinement to a long-term care facility on terms different than those on which we process all other redemptions. The price at which we redeem shares submitted for redemption will be a percentage of the estimated NAV per Share as of the Effective Date (as defined in the Fourth Amended SRP), as follows:

For Redemptions with an Effective Date Between
July 1, 2018 and June 30, 2019:	92.5% of the estimated NAV per Share
July 1, 2019 and June 30, 2020:	95.0% of the estimated NAV per Share
July 1, 2020 and June 30, 2021:	97.5% of the estimated NAV per Share
Thereafter:	100% of the estimated NAV per Share

Pursuant to the terms of the Fourth Amended SRP, any shares approved for redemption are redeemed on a periodic basis as determined from time to time by our board of directors, and no less frequently than annually.  We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, the cash available for redemptions is limited to no more than $10.0 million in any twelve-month period.  Any redemption requests are honored pro rata among all requests received based on funds available and are not honored on a first come, first served basis.

On December 28, 2018, our board of directors adopted a Fifth Amended and Restated Share Redemption Program (the “Fifth Amended SRP”) which became effective on January 31, 2019. The only material change to the program was to change the measurement period for the limitations on the number and dollar amount of shares that may be accepted for redemption from a rolling 12 month-period to a calendar year.

In accordance with our Fifth Amended SRP, the per share redemption price automatically adjusted to $8.64 effective November 7, 2019 as a result of the determination and approval by our board of directors of the updated estimated NAV per Share.

In connection with its approval of the Tender Offer, on December 13, 2019, our board of directors approved the suspension of the SRP. Pursuant to the terms of the SRP, while the SRP is suspended, the Company will not accept any requests for redemption and any such requests and all pending requests will not be honored or retained, but will be returned to the requestor.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Our board of directors will continue to consider the liquidity available to stockholders going forward, balanced with other long-term interests of the stockholders and the Company. It is possible that in the future additional liquidity will be made available by the Company through the SRP, issuer tender offers or other methods, though we can make no assurances as to whether that will happen, or the timing or terms of any such liquidity.

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

We did not make any distributions to our stockholders during the years ended December 31, 2019 and 2018.

14.	Related Party Transactions

Advisor

The Advisor and certain of its affiliates may receive fees and compensation in connection with the management and sale of our assets based on an advisory management agreement, as amended and restated.

The following discussion describes the fees and expenses payable to the Advisor and its respective affiliates under the various advisory management agreements.

We pay the Advisor acquisition and advisory fees of 1.5% of the amount paid in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets. In addition, we pay acquisition and advisory fees of 1.5% of the funds advanced in respect of a loan investment.

We also pay the Advisor an acquisition expense reimbursement in the amount of (i) 0.25% of the funds paid for purchasing an asset, including any debt attributable to the asset, plus 0.25% of the funds budgeted for development, construction, or improvement in the case of assets that we acquire and intend to develop, construct, or improve or (ii) 0.25% of the funds advanced in respect of a loan investment.

For the years ended December 31, 2019 and 2018, respectively, we incurred an aggregate of $1.4 million and $1.1 million payable to the Advisor for acquisition and advisory fees and acquisition expense reimbursement. Generally, these fees are capitalized to the applicable asset and amortized over its estimated useful life.

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

The Advisor and its affiliates are also responsible for paying all of the investment-related expenses that we or the Advisor or its affiliates incur that are due to third parties or related to the additional services provided by the Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition. For the years ended December 31, 2019 and 2018, we incurred no acquisition expense reimbursements.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Prior to June 10, 2018, we paid the Advisor a debt financing fee of 0.5% of the amount available under any loan or line of credit made available to us and pay directly all third-party costs associated with obtaining the debt financing. On June 10, 2018, we amended the advisory management agreement with our Advisor and increased the debt financing fee to 1.0% of the amount available under any loan or line of credit made available to us and pay directly all third-party costs associated with obtaining the debt financing. For the years ended December 31, 2019 and 2018, we incurred $0.7 million and $0.8 million, respectively, of debt financing fees. Generally, these fees are capitalized as a direct reduction to the applicable financing and amortized over its term.

We pay the Advisor a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project if such affiliate provides the development services and if a majority of our independent directors determines that such development fee is fair and reasonable to us. We incurred no development fees for the years ended December 31, 2019 and 2018.

We pay the Advisor a monthly asset management fee of one-twelfth of 0.7% of the value of each asset. The value of our assets will be the value as determined in connection with the establishment and publication of an estimated net asset value (“NAV”) per share unless the asset was acquired after our publication of a NAV per share (in which case the value of the asset will be the contractual purchase price of the asset). For the years ended December 31, 2019 and 2018, we expensed $2.4 million and $1.6 million, respectively, of asset management fees payable to the Advisor.

The Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent that they provide services to us for which the Advisor receives an acquisition, asset management, or debt financing fee, including wages and benefits of the applicable personnel. Instead of reimbursing the Advisor for specific expenses paid or incurred in connection with providing services to us, we pay the Advisor an administrative services fee, which is an allocation of a portion of the actual costs that the Advisor paid or incurred providing these services to us (the “Administrative Services Reimbursement”). The Administrative Services Reimbursement is intended to reimburse the Advisor for all its costs associated with providing services to us.

For the period January 1, 2018 through June 10, 2018, the Administrative Services Reimbursement was up to $1.3 million annually, pro-rated for the period. For the period June 11, 2018 through June 10, 2019, the Administrative Services Reimbursement was up to $1.29 million. On June 10, 2019, the advisory management agreements were extended an additional year through June 10, 2020. For the period June 11, 2019 through June 10, 2020, the Administrative Services Reimbursement is up to $1.312 million. The Administrative Services Reimbursement is payable in four equal quarterly installments within 45 days of the end of each calendar quarter. In addition, under the various advisory management agreements, we are to reimburse the Advisor for certain due diligence services provided in connection with asset acquisitions and dispositions and debt financings separately from the Administrative Services Reimbursement. For both of the years ended December 31, 2019 and 2018, we incurred and expensed $1.3 million of such costs for administrative services and due diligence services.

Notwithstanding the fees and cost reimbursements payable to the Advisor pursuant to our advisory management agreement, under our charter we may not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts, or other similar non-cash reserves and excluding any gain from the sale of our assets for that period unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2019, our total operating expenses (including the asset management fee) exceeded the limit on total operating expenses; however, our independent directors determined the excess expenses were justified primarily as a result of the timing of the redeployment of our cash proceeds from asset sales and financings.

Property Manager

The Company engaged an affiliate of Lightstone pursuant to a property management and leasing agreement. The following discussion describes the fees and expenses payable to our affiliated property manager and its respective affiliates under both the various property management and leasing agreements.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

We pay our property manager and affiliate of the Advisor, fees for the management, leasing, and construction supervision of our properties which is 4.0% of gross revenues of the properties managed by our property manager. We pay our property manager an oversight fee equal to 0.5% of the gross revenues of the property managed for any property for which we contract directly with a third-party property manager. In no event will our property manager or its affiliates receive both a property management fee and an oversight fee with respect to any particular property. In the event we own a property through a joint venture that does not pay our property manager directly for its services, we will pay our property manager a management fee or oversight fee, as applicable, based only on our economic interest in the property. For the years ended December 31, 2019 and 2018, we incurred and expensed property management fees or oversight fees to the related-party property manager of $0.5 million and $0.1 million, respectively.

We pay our property manager a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We incurred no construction management fees for the years ended December 31, 2019 and 2018.

As of December 31, 2019 and 2018, we had a payable to the Advisor and its affiliates of less than $0.1 million and $0.3 million, respectively. These balances consist of accrued fees, including asset management fees, administrative service expenses, property management fees, and other miscellaneous costs payable to the Advisor and property manager.

We are dependent on the Advisor and our property manager for certain services that are essential to us, including asset disposition decisions, property management and leasing services, and other general administrative responsibilities. In the event that these companies were unable to provide us with their respective services, we would be required to obtain such services from other sources.

15. Subsequent Events

The extent to which the Company’s business may be affected by the current outbreak of the Coronavirus will largely depend on both current and future developments, including its duration, spread and treatment, and related travel advisories and restrictions, all of which are highly uncertain and cannot be reasonably predicted.

If the Company’s properties are negatively impacted for an extended period because its tenants are unable to pay their rent, the Company’s business and financial results could be materially and adversely impacted. While the Company believes there are certain cost reduction strategies it can implement, there can be no assurance that they would fully mitigate the adverse impact of any lost revenue.

Acquisition of Autumn Breeze Apartments located in Noblesville, Indiana

On March 17, 2020, the Company, through a subsidiary of the Operating Partnership, acquired a 280-unit multifamily property located in Noblesville, Indiana (the “Autumn Breeze Apartments”), from Passco Autumn Breese DST, an unaffiliated third party, for an aggregate purchase price of approximately $43.0 million, excluding closing and other acquisition related costs.

In connection with the acquisition, the Advisor received an aggregate of approximately $1.0 million in acquisition fees and acquisition expense reimbursements.

****

EXHIBIT INDEX

Exhibit No .	Description
3.1	Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Form 10-Q on November 14, 2012)
3.2	Second Amended and Restated Bylaws, as amended by Amendment No. 1 (incorporated by reference to Exhibit 3.2 to Form 10-Q filed on November 13, 2013)
4.1	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 28, 2013)
4.2*	Description of Registrant’s Securities
10.1	Termination of Advisory Management Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity Advisors II, LLC, and Stratera Services, LLC effective as of February 10, 2017. (incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 16, 2017)
10.2	Termination of Property Management and Leasing Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP and several affiliated special purpose entities, Behringer Harvard Opportunity Management Services, LLC, and Behringer Harvard Real Estate Services, LLC, and Stratera Services, LLC effective as of February 10, 2017. (incorporated by reference to Exhibit 10.7 to Form 10-K filed on March 16, 2017)
10.3	Advisory Management Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP and LSG-BH II Advisor LLC (“LSG-BH II Advisor”) effective as of February 10, 2017. (incorporated by reference to Exhibit 10.8 to Form 10-K filed on March 16, 2017)
10.4	Advisory Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP and LSG Development Advisor LLC (“LSG-BH II Advisor”) effective as of February 10, 2017. (incorporated by reference to Exhibit 10.9 to Form 10-K filed on March 16, 2017)
10.5	Property Management and Leasing Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP and several affiliated special purpose entities, and LSG-BH II Property Manager LLC effective as of February 10, 2017. (incorporated by reference to Exhibit 10.10 to Form 10-K filed on March 16, 2017)
10.6	Assignment and Assumption of Purchase and Sale Agreement, dated November 27, 2018, by and between LVP BH Westmont LLC and Lightstone Acquisitions VI LLC. (incorporated by reference to Exhibit 10.8 to Form 10-K filed on April 1, 2019)
10.7	Assumption Agreement, dated November 27, 2018, by and among PBH Stone Crest LLC, LVP BH Westmont LLC and U.S. Bank National Association. (incorporated by reference to Exhibit 10.9 to Form 10-K filed on April 1, 2019)
21.1*	List of Subsidiaries
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
101*	The following financial statements from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 30, 2020, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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