Form 10-Q
period 2020-03-31
Lightstone Value Plus Real Estate Investment Trust V, Inc.
filed 2020-05-15
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes ☐ No ☒

As of May 11, 2020, the Registrant had approximately 20.2 million shares of common stock outstanding.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST V, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Investment property:
Land and improvements	$63,190	$55,888
Building and improvements	244,663	207,867
Furniture, fixtures and equipment	5,788	5,561
Gross investment property	313,641	269,316
Less accumulated depreciation	(42,645)	(40,230)
Net investment property	270,996	229,086

Cash and cash equivalents	19,213	15,640
Marketable securities, available for sale	5,510	5,496
Restricted cash	4,635	3,932
Note receivable, net	11,500	10,423
Prepaid expenses and other assets	1,835	1,238
Assets held for sale	22,407	40,807
Total Assets	$336,096	$306,622

Liabilities and Stockholders' Equity
Notes payable, net	$213,148	$183,788
Advance from advisor	10,052	-
Accounts payable and accrued and other liabilities	3,563	3,488
Payables to related parties	303	6
Accrued property tax	2,201	2,326
Liabilities held for sale	483	13,915
Total liabilities	229,750	203,523

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.0001 par value per share; 50.0 million shares authorized, none issued and outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value per share; 350.0 million shares authorized, 22.2 million and 23.4 million shares issued and outstanding, respectively	2	2
Additional paid-in-capital	204,841	204,912
Accumulated other comprehensive income	77	111
Accumulated deficit	(98,423)	(102,404)
Total Company stockholders' equity	106,497	102,621

Noncontrolling interests	(151)	478
Total Stockholder's Equity	106,346	103,099
Total Liabilities and Stockholders' Equity	$336,096	$306,622

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Operations and Comprehensive Income

(dollars and shares in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Rental revenues	$9,400	$8,533

Expenses
Property operating expenses	2,960	2,789
Real estate taxes	1,218	1,190
General and administrative	1,539	1,483
Depreciation and amortization	2,511	3,100
Total operating expenses	8,228	8,562

Operating income/(loss)	1,172	(29)

Interest expense, net	(2,140)	(1,987)
Interest income	487	245
Gain on sale of investment property	5,474	-
Other income, net	199	65
Net income/(loss)	5,192	(1,706)
Net (income)/loss attributable to noncontrolling interests	(1,211)	13
Net income/(loss) attributable to the Company's shares	$3,981	$(1,693)
Weighted average shares outstanding:
Basic and diluted	22,223	23,431
Basic and diluted income/(loss) per share	$0.18	$(0.07)
Comprehensive income/(loss):
Net income/(loss)	$5,192	$(1,706)
Other comprehensive (loss)/income:
Holding (loss)/gain on marketable securities, available for sale	(28)	168
Reclassification adjustment for (gain)/loss included in net income/(loss)	(6)	52
Total other comprehensive (loss)/income	(34)	220
Comprehensive income/(loss):	5,158	(1,486)
Comprehensive (income)/loss attributable to noncontrolling interest	(1,211)	13
Comprehensive income/(loss) attributable to the Company's shares	$3,947	$(1,473)

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars and shares in thousands)

(Unaudited)

					Additional	Accumulated Other			Total
	Convertible Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interests	Equity
BALANCE, December 31, 2018	1	$-	23,432	$2	$214,537	$(217)	$(95,295)	$794	$119,821

Net loss	-	-	-	-	-	-	(1,693)	(13)	(1,706)
Distributions to noncontrolling interest holders	-	-	-	-	-		-	(36)	(36)
Other comprehensive loss:
Holding gain on marketable securities, available for sale	-	-	-	-	-	168	-	-	168
Reclassification adjustment for loss on sale of marketable securities included in net loss	-	-	-	-	-	52	-	-	52

BALANCE, March 31, 2019	1	$-	23,432	$2	$214,537	$3	$(96,988)	$745	$118,299

					Additional	Accumulated Other			Total
	Convertible Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss)/Income	Deficit	Interests	Equity
BALANCE, December 31, 2019	1	$-	22,223	$2	$204,912	$111	$(102,404)	$478	$103,099
							-
Net income	-	-	-	-	-	-	3,981	1,211	5,192
Distributions paid to noncontrolling interest holders	-	-	-	-	-	-	-	(1,840)	(1,840)
Costs associated with redemptions of common stock	-	-	-	-	(71)	-	-	--	(71)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	-	-	(28)	-	-	(28)
Reclassification adjustment for gain on sale of marketable securities included in net income	-	-	-	-	-	(6)	-	-	(6)

BALANCE, March 31, 2020	1	$-	22,223	$2	$204,841	$77	$(98,423)	$(151)	$106,346

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$5,192	$(1,706)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	2,511	3,100
Amortization of deferred financing fees	125	150
Gain on sale of investment property	(5,474)	-
Non-cash interest income	(418)	(98)
Other non-cash adjustments	33	(373)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other assets	405	2,992
(Decrease)/increase in accounts payable and accrued and other liabilities	(879)	1,021
Increase/(decrease) in payables to related parties	297	(297)
Net cash provided by operating activities	1,792	4,789

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(45,172)	(72,427)
Purchases of marketable securities	(566)	(1,399)
Proceeds from sale of marketable securities	524	10,893
Funding of note receivable, net	(659)	(5,868)
Acquisition fee paid on note receivable	-	(139)
Proceeds from sale of investment property, net of closing costs	23,673
Proceeds from disposition of investment in unconsolidated joint venture	-	10,944
Cash used in investing activities	(22,200)	(57,996)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	29,920	43,414
Payments on notes payable	(12,714)	(211)
Proceeds from advance from advisor	25,000	-
Payments on advance from advisor	(15,000)	-
Payment of loan fees and expenses	(611)	(824)
Costs associated with redemptions of common stock	(71)	-
Distributions to noncontrolling interest holders	(1,840)	(36)
Net cash provided by/(used in) financing activities	24,684	42,343

Net change in cash, cash equivalents and restricted cash	4,276	(10,864)
Cash, cash equivalents and restricted cash, beginning of year	19,572	32,652
Cash, cash equivalents and restricted cash, end of period	$23,848	$21,788
Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$1,967	$401
Loan origination fee on note receivable	$-	$120
Capital expenditures for real estate in accrued liabilities and accounts payable	$6	$9
Holding gain/loss on marketable securities, available for sale	$34	$220

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash	$19,213	$18,740
Restricted cash	4,635	3,048
Total cash and restricted cash	$23,848	$21,788

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

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  We have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily.  We have purchased existing, income-producing properties, and newly-constructed properties. We have also invested in other real estate-related investments such as mortgage and mezzanine loans. We intend to hold the various real properties in which we have invested until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. We currently have one operating segment. As of March 31, 2020, we had eight real estate investments (five wholly owned properties and three properties consolidated through investments in joint ventures) and one real estate-related investment (mezzanine loan).

Substantially all of our business is conducted through Lightstone REIT V OP LP, a limited partnership organized in Delaware (the “Operating Partnership”).  As of March 31, 2020, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner.  As of March 31, 2020, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership

Our business is managed by an external advisor and we have no employees. Effective February 10, 2017, we engaged affiliates of The Lightstone Group (“Lightstone”), LSG-BH II Advisor LLC and LSG Development Advisor LLC (collectively, the “Advisor”), to provide advisory services to us. Lightstone is majority owned by the chairman of our board of directors, David Lichtenstein. Subject to the oversight of our board of directors, our external advisor is responsible for managing our day-to-day affairs and for services related to the management of our assets.

Organization

In connection with our initial capitalization, we issued 22,500 shares of our common stock and 1,000 shares of our convertible stock to our previous advisor on January 19, 2007.  The 1,000 shares of convertible stock were transferred to an affiliate of Lightstone on February 10, 2017 and remain outstanding as of March 31, 2020.

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

Noncontrolling Interests

Noncontrolling interests represents the noncontrolling ownership interest’s proportionate share of the equity in our consolidated real estate investments.  Income and losses are allocated to noncontrolling interest holders based generally on their ownership percentage.   If a property reaches a defined return threshold, then it will result in distributions to noncontrolling interests which is different from the standard pro-rata allocation percentage. In certain instances, our joint venture agreements provide for liquidating distributions based on achieving certain return metrics.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

2.	Summary of Significant Accounting Policies

Interim Unaudited Financial Information

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020.  The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of Lightstone Value Plus Real Estate Investment Trust V, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

The consolidated balance sheet as of December 31, 2019 included herein has been derived from the consolidated balance sheet included in the Company's Annual Report on Form 10-K.

The unaudited consolidated statements of operations for interim periods are not necessarily indicative of results for the full year or any other period.

Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.

Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, earnings per share is calculated by dividing net income/(loss) by the weighted-average number of shares of common stock outstanding during the applicable period.

COVID-19 Pandemic

The global impact of the COVID-19 pandemic has been rapidly evolving and, as cases of the illness caused by the virus have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines and restrictions on travel. In addition, all the states where we operate properties and have real-estate related investments have reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate and/or restrictions on types of construction projects that may continue. Many states have recently announced guidelines to reduce certain of these restrictions.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company’s consolidated portfolio of properties currently consists of seven multi-family apartment complexes and one student housing complex. Despite current restrictions and mitigation strategies, the Company’s multi-family properties have not yet seen any significant impact from the COVID-19 pandemic. However, the Company’s student housing complex, which consists of the River Club Apartments and the Townhomes at River Club, are located in Athens, Georgia and principally serve as “off-campus” lodging for students attending the University of Georgia, which has transitioned to online instruction for the remainder of its Spring 2020 semester and its other course offerings throughout the summer. Leases for the River Club Apartments and Townhomes at River Club generally have a term of one year from August through July. The Company’s student housing complex is located “off-campus” and its tenants have not been forced to vacate. However, if the current COVID-19 pandemic and related mitigation strategies extend beyond the summer, the University of Georgia may decide to continue offering only online instruction to its students in lieu of “on-campus” classes which could adversely impact leasing demand, occupancy levels and operating results of the Company’s student housing complex for future periods. Additionally, the Company’s note receivable relates to a development project which is subject to similar restrictions and risks.

The extent to which the Company’s business may be affected by the current COVID-19 pandemic will largely depend on both current and future developments, including its duration, spread and treatment, and related travel advisories and restrictions, all of which are highly uncertain and cannot be reasonably predicted.

If the Company’s properties and real estate-related investments are negatively impacted in future periods for an extended period because (i) tenants are unable to pay their rent, (ii) demand for its student housing complex declines, and (iii) its borrower is unable to pay scheduled debt service on the outstanding note receivable; the Company’s business and financial results could be materially and adversely impacted. While the Company has implemented various cost reduction strategies, including the deferral of certain non-critical capital expenditures, there can be no assurance that these cost savings will fully mitigate the potential adverse impact of any lost revenue and income.

COVID-19 Lease Modification Accounting Relief

Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, many lessors may be required to provide rent deferrals and other lease concessions to lessees. While the lease modification guidance addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from the COVID-19 pandemic and restrictions intended to prevent its spread.

In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing GAAP, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company is evaluating the impact of this policy election and has not yet concluded on whether it will apply the election.

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

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

3.	Real Estate Asset Acquisition

Autumn Breeze Apartments

On March 17, 2020, the Company completed the acquisition of a 280-unit multifamily property located in Noblesville, Indiana (the “Autumn Breeze Apartments”) from an unrelated third party, for an aggregate purchase price of approximately $43.0 million, excluding closing and other related transaction costs. In connection with the acquisition, the Company paid the Advisor an aggregate of approximately $0.8 million in acquisition fees and acquisition expense reimbursements.

The Company determined this acquisition was an asset acquisition and allocated the total purchase price, including acquisition fees and expenses, to the assets acquired based on their relative fair value. Approximately $7.2 million was allocated to land and improvements, $36.0 million was allocated to building and improvements, and $0.6 million was allocated to in-place lease intangibles.

The capitalization rate for the acquisition of the Autumn Breeze Apartments was approximately 4.86%. The Company calculates the capitalization rate for a real property by dividing the net operating income (“NOI”) of the property by the purchase price of the property, excluding costs. For purposes of this calculation, NOI was based upon the year ended February 29, 2020. Additionally, NOI is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

4.	Note Receivable

500 West 22nd Street Mezzanine Loan

On February 28, 2019, the Company, as the lender, and an unrelated third party (the “500 West 22nd Street Mezzanine Loan Borrower”), as the borrower, entered into a loan promissory note (the “500 West 22nd Street Mezzanine Loan”) pursuant to which the Company would fund up to $12.0 million of mezzanine financing. On the same date, the Company initially funded $8.0 million of the 500 West 22nd Street Mezzanine Loan. Subsequently through March 31, 2020, the Company funded an additional $4.0 million and as a result, the 500 West 22nd Street Mezzanine Loan has been fully funded.

The 500 West 22nd Street Mezzanine Loan is recorded in note receivable, net on the consolidated balance sheet. In connection with the fundings made for the 500 West 22nd Street Mezzanine Loan, our Advisor has received an aggregate of approximately $0.2 million in acquisition fees from the Company. The acquisition fees are accounted for as an addition to the carrying value of the 500 West 22nd Street Mezzanine Loan and are being amortized as a reduction to interest income over the initial term of the 500 West 22nd Street Mezzanine Loan using a straight-line method that approximates the effective interest method.

The 500 West 22nd Street Mezzanine Loan is due August 31, 2021 and is collateralized by the ownership interests of the 500 West 22nd Street Mezzanine Loan Borrower. The 500 West 22nd Street Mezzanine Loan Borrower owns a parcel of land located at 500 West 22nd Street, New York, New York. The 500 West 22nd Street Mezzanine Loan bears interest at a rate of LIBOR + 11.0% per annum with a floor of 13.493% (13.493% as of March 31, 2020). The Company received an origination fee of 1.0% of the loan balance, or approximately $0.1 million, which is presented in the consolidated balance sheets as a direct deduction from the carrying value of the 500 West 22nd Street Mezzanine Loan and is being amortized to interest income, using a straight-line method that approximates the effective interest method, over the initial term of the 500 West 22nd Street Mezzanine Loan. The 500 West 22nd Street Mezzanine Loan may be extended two additional six-month periods by the 500 West 22nd Street Mezzanine Loan Borrower provided certain conditions are met, including the establishment of an additional reserve for interest and the payment of an extension fee equal to 0.25% of the outstanding loan balance.

In connection with the initial funding under the 500 West 22nd Street Mezzanine Loan, the Company retained approximately $2.1 million of the proceeds to establish a reserve for interest and other items, which is presented in the consolidated balance sheets as a direct deduction from the carrying value of the 500 West 22nd Street Mezzanine Loan and are being applied against the first 8.0% of monthly interest due during the initial term of the 500 West 22nd Street Mezzanine Loan. Through March 31, 2020, approximately $0.9 million of the reserve has been recognized as interest income and the remaining balance of the reserve was approximately $1.2 million as of March 31, 2020. The additional monthly interest due above the 8.0% threshold is added to the balance of the 500 West 22nd Street Mezzanine Loan and payable at maturity. As of March 31, 2020, approximately $0.6 million of additional interest due is included in the balance of the 500 West 22nd Street Mezzanine Loan.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

During the three months ended March 31, 2020 and 2019, the Company recorded approximately $0.4 million and $0.1 million, respectively, of interest income related to the note receivable and as of March 31, 2020, the outstanding principal balance of the 500 West 22nd Street Mezzanine Loan was approximately $12.0 million.

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

As of March 31, 2020 and December 31, 2019, management estimated that the carrying value of cash and cash equivalents, restricted cash, prepaid expenses and other assets, advance from advisor, accounts payable, accrued and other liabilities, accrued property tax and payables to related parties were at amounts that reasonably approximated their fair value based on their highly-liquid nature and short-term maturities. The carrying amount of the note receivable approximates fair value because the interest rate is variable and reflective of the market rate. The fair value of the notes payable is categorized as a Level 2 in the fair value hierarchy. The fair value was estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2020 and December 31, 2019. Carrying amounts of our notes payable and the related estimated fair value is summarized as follows:

	As of March 31, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable	$216,607	$226,202	$186,761	$187,304

6.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of March 31, 2020
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate and Government Bonds	$5,433	$101	$(24)	$5,510

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

	As of December 31, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate and Government Bonds	$5,385	$113	$(2)	$5,496

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of March 31, 2020, the Company did not recognize any impairment charges.

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

The fair values of the Company’s investments in debt securities are measured using quoted prices for these investments; however, the markets for these assets are not active. As of March 31, 2020, all of the Company’s debt securities were classified as Level 2 assets and there were no transfers between the level classifications during the three months ended March 31, 2020.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of March 31, 2020
Due in 1 year	$1,178
Due in 1 year through 5 years	4,210
Due in 5 years through 10 years	122
Due after 10 years	-
Total	$5,510

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

7.	Held for Sale and Disposition of Gardens Medical Pavilion

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

On January 15, 2020, the Company completed the disposition of the Gardens Medical Pavilion for a contractual sales price of $24.3 million.  In connection with the disposition of the Gardens Medical Pavilion, the Company recognized a gain on the sale of investment property of approximately $5.5 million during the first quarter of 2020. Approximately $12.6 million of the proceeds were used towards the repayment in full of a mortgage loan secured by the Gardens Medical Pavilion.

Lakes of Margate

Beginning with the fourth quarter of 2019, Lakes of Margate met the criteria to be classified as held for sale and therefore, its associated assets and liabilities are classified as held for sale in the consolidated balance sheet as of March 31, 2020 and December 31, 2019.

The following summary presents the major components of assets and liabilities held for sale, of as the date indicated. (amounts as of December 31, 2019 include Lakes of Margate and Gardens Medical Pavilion and amounts as of March 31, 2020 only include Lakes of Margate)

	As of	As of
	March 31, 2020	December 31, 2019
Net investment property	$22,156	$39,604
Other assets	251	1,203
Total assets held for sale	$22,407	$40,807

Note payable, net	-	12,441
Accounts payable and accrued expenses	483	1,474
Total liabilities held for sale	$483	$13,915

8.	Notes Payable

Notes payable consists of the following:

Property	Interest Rate	Weighted Average Interest Rate as of March 31, 2020	Maturity Date	Amount Due at Maturity	As of March 31, 2020	As of December 31, 2019
River Club and the Townhomes at River Club	LIBOR + 1.78%		May 1, 2025	$28,419	$30,359	$30,359

Arbors Harbor Town	4.53%	4.53%	December 28, 2025	29,000	29,000	29,000

Parkside	4.45%	4.45%	September 1, 2025	15,782	17,514	17,588

Axis at Westmont	4.39%	4.39%	February 1, 2026	34,343	37,600	37,600

Valley Ranch Apartments	4.16%	4.16%	March 1, 2026	43,414	43,414	43,414

Flats at Fishers	3.78%	3.78%	July 1, 2026	26,090	28,800	28,800

Autumn Breeze Apartments	3.39%	3.39%	April 1, 2030	25,518	29,920	-

Total notes payable		4.25%		$202,566	216,607	186,761

Less: Deferred financing costs					(3,459)	(2,973)

Total notes payable, net					$213,148	$183,788

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

On March 31, 2020, the Company entered into a ten-year $29.9 million non-recourse mortgage loan (the “Autumn Breeze Apartments Loan”) scheduled to mature on April 1, 2030. The Autumn Breeze Apartments Loan bears interest at 3.39% and requires monthly interest-only payments through March 31, 2023 and monthly principal and interest payments of approximately $0.1 million thereafter, through its stated maturity. The Autumn Breeze Apartments Loan is collateralized by the Autumn Breeze Apartments. In connection with the Autumn Breeze Apartments Loan, the Company paid the Advisor an aggregate of approximately $0.3 million in financing fees.

The Company’s loan agreements stipulate that it complies with certain reporting and financial covenants. The Company is currently in compliance with all of its debt covenants.

The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of March 31, 2020.

	2020	2021	2022	2023	2024	Thereafter	Total
Principal maturities	$225	$1,023	$1,468	$2,498	$3,181	$208,212	$216,607

Less: deferred financing costs							(3,459)

Total notes payable, net							$213,148

9.	Stockholders’ Equity

Tender Offer

The Company commenced a tender offer on December 17, 2019, pursuant to which it offered to acquire up to 2.0 million shares of its common stock at a purchase price of $7.75 per share, or $15.5 million in the aggregate (the “Tender Offer”).

The Tender Offer terminated on February 28, 2020, and a total of 2,183,888 shares were validly tendered and not withdrawn pursuant to the Tender Offer as of such date, an amount that exceeded the maximum number of shares the Company offered to purchase pursuant to the Tender Offer. In accordance with the terms of the Tender Offer, the Company subsequently repurchased a total of 2.0 million shares at a price of $7.75 per share for an aggregate purchase price of $15.5 million in April 2020.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Because the amount of repurchase requests exceeded the maximum number of shares the Company had offered to repurchase, the Company repurchased shares on a pro-rata basis, subject to “odd lot” priority as described in the Tender Offer. Excluding the stockholders eligible for “odd lot” priority that were not be subject to proration, approximately 91.58% of the number of shares tendered by each remaining stockholder who participated in the Tender Offer were repurchased by the Company.

Share Redemption Program and Redemption Price

The Company’s board of directors has adopted a share redemption program (the “SRP”) that permits stockholders to sell their shares back to it, subject to the significant conditions and limitations of the program.  The Company’s board of directors can amend the provisions of the SRP at any time without the approval of the stockholders.

On August 9, 2017, the board of directors adopted a Fourth Amended and Restated Share Redemption Program (the “Fourth Amended SRP”) which became effective July 1, 2018. The Fourth Amended SRP established that the price at which the Company would redeem shares submitted for redemption will be a percentage of the estimated net asset value per share (“NAV per Share”) as of the Effective Date, as defined, as follows:

For Redemptions with an Effective Date Between
July 1, 2018 and June 30, 2019:	92.5% of the estimated NAV per Share
July 1, 2019 and June 30, 2020:	95.0% of the estimated NAV per Share
July 1, 2020 and June 30, 2021:	97.5% of the estimated NAV per Share
Thereafter:	100% of the estimated NAV per Share

Pursuant to the terms of the Fourth Amended SRP, any shares approved for redemption are redeemed on a periodic basis as determined from time to time by the Company’s board of directors, and no less frequently than annually.  The Company will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, the cash available for redemptions is limited to no more than $10.0 million in any twelve-month period.  Any redemption requests are honored pro rata among all requests received based on funds available and are not honored on a first come, first served basis.

On December 28, 2018, the Company’s board of directors adopted a Fifth Amended and Restated Share Redemption Program (the “Fifth Amended SRP”) which became effective on January 31, 2019. The only material change to the program was to change the measurement period for the limitations on the number and dollar amount of shares that may be accepted for redemption from a rolling 12 month-period to a calendar year.

In accordance with the Company’s Fifth Amended SRP, the per share redemption price automatically adjusted to $8.64 effective November 7, 2019 as a result of the determination and approval by the Company’s board of directors of the updated estimated NAV per Share.

In connection with the approval of the Tender Offer on December 13, 2019, the Company’s board of directors approved the suspension of the SRP. Pursuant to the terms of the SRP, while the SRP is suspended, the Company will not accept any requests for redemption.

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

The Company has agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities. Amounts the Company owes to the Advisor and its affiliated entities are principally for these fees, and are classified as payables to related parties on the consolidated balance sheets.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Acquisition fees and acquisition expense reimbursement (1)	$764	$1,369
Debt financing fees (2)	299	434
Property management fees (property operating expenses)	115	87
Administrative services reimbursement (general and administrative costs)	328	322
Asset management fees (general and administrative costs)	632	548

Total	$2,138	$2,760

(1)	Capitalized to the corresponding asset and amortized over its estimated useful life.
(2)	Capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan.

Advance from Advisor

On March 16, 2020, the Advisor provided an advance of $25.0 million to the Company, of which $15.0 million was subsequently repaid on March 31, 2020. The outstanding balance bears interest at a fixed-rate of 5.00%. Approximately $0.1 million of interest was incurred on the advance during the three months ended March 31, 2020.  As of March 31, 2020, the outstanding advance balance plus accrued interest totaled approximately $10.1 million and is presented as Advance from Advisor on the consolidated balance sheet.

The Company currently expects to repay the Advance from Advisor with proceeds from selective asset sales and/or financing transactions.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

•	market and economic challenges experienced by the U.S. and global economies or real estate industry as a whole and the local economic conditions in the markets in which our investments are located. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; such as recession, political upheaval or uncertainty, terrorism and acts of war, natural and man-made disasters, cybercrime, and outbreaks of contagious diseases;
•	uncertainties regarding the impact of the current COVID-19 pandemic, and restrictions intended to prevent its spread on our business and the economy generally;
•	the availability of cash flow from operating activities for distributions, if any;
•	conflicts of interest arising out of our relationships with our advisor and its affiliates;
•	our ability to retain our executive officers and other key individuals who provide advisory and property management services to us;
•	our level of debt and the terms and limitations imposed on us by our debt agreements;
•	the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;
•	our ability to make accretive investments in a diversified portfolio of assets;
•	future changes in market factors that could affect the ultimate performance of any development or redevelopment projects, including but not limited to construction costs, plan or design changes, schedule delays, availability of construction financing, performance of developers, contractors and consultants and growth in rental rates and operating costs;
•	our ability to secure leases at favorable rental rates;
•	our ability to sell our assets at a price and on a timeline consistent with our investment objectives;
•	impairment charges;
•	unfavorable changes in laws or regulations impacting our business, our assets or our key relationships; and
•	factors that could affect our ability to qualify as a real estate investment trust.

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

Executive Overview

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis.  In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who were distressed or faced time-sensitive deadlines.  In addition, our opportunistic and value-add investment strategy has included investments in real estate-related assets that present opportunities for higher current income. Since inception, we have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily. We have purchased existing, income-producing properties and newly constructed properties. We have also invested in mortgage and mezzanine loans. We have made our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. As of March 31, 2020, our investments included multifamily and student housing communities and a note receivable. All of our current investments are located in the United States. We currently intend to hold our various real properties until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

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

COVID-19 Pandemic

The global impact of the COVID-19 pandemic has been rapidly evolving and, as cases of the illness caused by the virus have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines and restrictions on travel. In addition, all the states where we operate properties and have real-estate related investments have reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate and/or restrictions on types of construction projects that may continue. Many states have recently announced guidelines to reduce certain of these restrictions.

Our consolidated portfolio of properties currently consists of seven multi-family apartment complexes and one student housing complex. Despite current restrictions and mitigation strategies, our multi-family properties have not yet seen any significant impact from the COVID-19 pandemic. However, our student housing complex, which consists of the River Club Apartments and the Townhomes at River Club, are located in Athens, Georgia and principally serve as “off-campus” lodging for students attending the University of Georgia, which has transitioned to online instruction for the remainder of its Spring 2020 semester and its other course offerings throughout the summer. Leases for the River Club Apartments and Townhomes at River Club generally have a term of one year from August through July. Our student housing complex is located “off-campus” and its tenants have not been forced to vacate. However, if the current COVID-19 pandemic and related mitigation strategies extend beyond the summer, the University of Georgia may decide to continue offering only online instruction to its students in lieu of “on-campus” classes which could adversely impact leasing demand, occupancy levels and operating results of tour student housing complex for future periods. Additionally, our note receivable relates to a development project which is subject to similar restrictions and risks.

The extent to which our business may be affected by the current COVID-19 pandemic will largely depend on both current and future developments, including its duration, spread and treatment, and related travel advisories and restrictions, all of which are highly uncertain and cannot be reasonably predicted.

If our properties and real estate-related investments are negatively impacted in future periods for an extended period because (i) tenants are unable to pay their rent, (ii) demand for our student housing complex declines, and (iii) the borrower is unable to pay scheduled debt service on the outstanding note receivable; our business and financial results could be materially and adversely impacted. While we have implemented various cost reduction strategies, including the deferral of certain non-critical capital expenditures, there can be no assurance that these cost savings will fully mitigate the potential adverse impact of any lost revenue and income.

These and other market and economic challenges could materially affect (i) the value and performance of our investments, (ii) our ability to pay future distributions, if any, (iii) the availability or terms of financings, (iv) our ability to make scheduled principal and interest payments, and (v) our ability to refinance any outstanding debt when contractually due.

We are not currently aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Form 10-Q. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period.

Liquidity and Capital Resources

We had unrestricted cash and cash equivalents of $19.2 million and marketable securities, available for sale of $5.5 million as of March 31, 2020. Our principal demands for funds going forward will be for the payment of (a) operating expenses, (b) interest and principal payments on our outstanding indebtedness, (c) tender offers and/or redemptions of shares of our common stock, (d) distributions, if any, to our shareholders, and (e) selective acquisitions and/or real estate-related investments. Generally, we expect to meet our cash needs with our cash on hand and cash flow from operations. However, to the extent that our cash on hand and cash flow from operations are not sufficient to cover our cash needs, we may use proceeds from additional borrowings and/or selective asset sales to fund such needs. We have borrowed and may continue to borrow money to acquire properties and make other investments.  Under our charter, the maximum amount of our indebtedness is limited to 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors.  In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Our policy limitation, however, does not apply to individual real estate assets.

Acquisition and Disposition Activities

Autumn Breeze Apartments

On March 17, 2020, we completed the acquisition of a 280-unit multifamily property located in Noblesville, Indiana (the “Autumn Breeze Apartments”) from an unrelated third party, for an aggregate purchase price of approximately $43.0 million, excluding closing and other related transaction costs. In connection with the acquisition, our Company paid the Advisor an aggregate of approximately $0.8 million in acquisition fees and acquisition expense reimbursements.

Gardens Medical Pavilion

On January 15, 2020, we completed the disposition of the Gardens Medical Pavilion for a contractual sales price of $24.3 million. In connection with the disposition of the Gardens Medical Pavilion, we recognized a gain on the sale of investment property of approximately $5.5 million during the first quarter of 2020. Approximately $12.6 million of the proceeds were used towards the repayment in full of a mortgage loan secured by the Gardens Medical Pavilion.

Debt Financings

From time to time, we have obtained mortgage, bridge, or mezzanine loans for acquisitions and investments, as well as property development.  In the future, we may obtain new financings to acquire properties and for property renovation development and redevelopment activities or refinance our existing real estate assets, depending on multiple factors.

As of March 31, 2020, our outstanding notes payable were $213.1 million, net of deferred financing fees of $3.5 million and had a weighted average interest rate of 4.3%. As of December 31, 2019, the Company had notes payable of $183.8 million, net of deferred financing fees of $3.0 million, with a weighted average interest rate of 4.1%.

Autumn Breeze Apartments Loan

On March 31, 2020, we entered into a ten-year $29.9 million non-recourse mortgage loan (the “Autumn Breeze Apartments Loan”) scheduled to mature on April 1, 2030. The Autumn Breeze Apartments Loan bears interest at 3.39% and requires monthly interest-only payments through March 31, 2023 and monthly principal and interest payments of approximately $0.1 million thereafter, through its stated maturity. The Autumn Breeze Apartments Loan is collateralized by the Autumn Breeze Apartments. In connection with the Autumn Breeze Apartments Loan, our Company paid the Advisor an aggregate of approximately $0.3 million in financing fees.

Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios, loan to value ratios, and liquidity.  We are currently in compliance with all of our debt covenants.

One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of March 31, 2020 (dollars in thousands).

Contractual Obligations	2020	2021	2022	2024	2023	Thereafter	Total
Mortgage Payable	$225	$1,023	$1,468	$2,498	$3,181	$208,212	$216,607
Interest Payments	6,401	8,586	8,529	8,458	8,371	12,958	53,303

Total Contractual Obligations	$6,626	$9,609	$9,997	$10,956	$11,552	$221,170	$269,910

Advance from Advisor

On March 16, 2020, the Advisor provided an advance of $25.0 million to the Company, of which $15.0 million was subsequently repaid on March 31, 2020. The outstanding balance bears interest at a fixed-rate of 5.00%. Approximately $0.1 million of interest was incurred on the advance during the three months ended March 31, 2020.  As of March 31, 2020, the outstanding advance balance plus accrued interest totaled approximately $10.1 million and is presented as Advance from Advisor on the consolidated balance sheet.

The Company currently expects to repay the Advance from Advisor with proceeds from selective asset sales and/or financing transactions.

Tender Offer

We commenced a tender offer on December 17, 2019, pursuant to which we offered to acquire up to 2.0 million shares of our common stock at a purchase price of $7.75 per share, or $15.5 million in the aggregate (the “Tender Offer”).

The Tender Offer terminated on February 28, 2020, and a total of 2,183,888 shares were validly tendered and not withdrawn pursuant to the Tender Offer as of such date, an amount that exceeded the maximum number of shares we offered to purchase pursuant to the Tender Offer. In accordance with the terms of the Tender Offer, we subsequently repurchased a total of 2.0 million shares at a price of $7.75 per share for an aggregate purchase price of $15.5 million in April 2020.

Because the amount of repurchase requests exceeded the maximum number of shares we had offered to repurchase, we repurchased shares on a pro-rata basis, subject to “odd lot” priority as described in the Tender Offer. Excluding the stockholders eligible for “odd lot” priority that were not be subject to proration, approximately 91.58% of the number of shares tendered by each remaining stockholder who participated in the Tender Offer were repurchased by us.

Results of Operations

As of March 31, 2020, we had eight real estate investments (five wholly owned properties and three properties consolidated through investments in joint ventures) and one real estate-related investment (mezzanine loan).

On March 17, 2020, we acquired the Autumn Breeze Apartments (the “2020 Acquisition”) and on February 14, 2019, we acquired the Valley Ranch Apartments (the “2019 Acquisition” and collectively, the “Acquisitions”). Additionally, on January 4, 2019 we received proceeds of approximately $10.9 million representing the minimum amount payable for our participation in the residual interests of our equity method investment in Prospect Park. Any additional amounts received will be recognized upon receipt.

On January 15, 2020, we disposed of the Gardens Medical Pavilion (the “Disposition”) and the disposition of this property did not qualify to be reported as discontinued operations since it did not represent a strategic shift that had a major effect on our operations and financial results. Accordingly, the operating results of this property are reflected in our results from continuing operations for all periods presented through its date of disposition.

Our results of operations for the respective periods presented reflect our acquisition and disposition activities. Properties owned by us during the entire periods presented are referred to as our “Same Store” properties.

Three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

The following table provides summary information about our results of operations (dollars in thousands):

	Three Months Ended March 31,		Increase/	Percentage	Change due to	Change due to	Change due to
	2020	2019	(Decrease)	Change	Acquisitions(1)	Dispositions(2)	Same Store(3)

Rental revenues	$9,400	$8,533	$867	10.0%	$934	$(464)	$397
Property operating expenses	2,960	2,789	171	6.0%	307	(132)	(4)
Real estate taxes	1,218	1,190	28	2.0%	138	(69)	(41)
General and administrative	1,539	1,483	56	4.0%	(11)	6	61
Depreciation and amortization	2,511	3,100	(589)	(19.0%)	120	(273)	(436)
Interest expense, net	2,140	1,987	153	8.0%	233	(160)	80
Gain on sale of real estate	5,474	-	5,474	100.0%	-	5,474	-

____________________

Notes:

(1)	Represents the effect on our operating results for the periods indicated resulting from our 2019 acquisition of the Valley Ranch Apartments and our 2020 acquisition of the Autumn Breeze Apartments.
(2)	Represents the effect on our results for the periods indicated resulting from our 2020 disposition of the Gardens Medical Pavilion.
(3)	Represents the change for the three months ended March 31, 2020 compared to the same period in 2019 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Our results for Same Store properties for the three months ended March 31, 2020 and 2019 include River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town, Parkside, Flats at Fishers and the Axis at Westmont.

The following table reflects total rental revenues and total property operating expenses for the three months ended March 31, 2020 and 2019 for: (i) our Same Store properties, (ii) the Acquisitions and (iii) the Disposition (dollars in thousands):

	Three Months Ended March 31,
Description	2020	2019	Change
Rental Revenues:
Same Store	$7,573	$7,176	$397
Acquisitions	1,729	795	934
Disposition	98	562	(464)
Total rental revenues	$9,400	$8,533	$867

Property operating expenses:
Same Store	$2,508	$2,512	$(4)
Acquisitions	433	126	307
Disposition	19	151	(132)
Total property and hotel operating expenses	$2,960	$2,789	$171

The tables below reflect occupancy and effective monthly rental rates for our operating properties owned as of March 31, 2020:

	Occupancy		Effective Monthly Rent per Square Foot/Unit(1)
	As of March 31,		As of March 31,
Property	2020	2019	2020	2019
River Club and the Townhomes at River Club	96%	98%	$457.43	$426.37	per bed
Lakes of Margate	96%	92%	1,405.66	1,392.39	per unit
Arbors Harbor Town	93%	92%	1,316.19	1,243.64	per unit
Parkside	99%	91%	1,156.84	1,141.06	per unit
Flats at Fishers	96%	93%	1,147.02	1,075.17	per unit
Axis at Westmont	93%	93%	1,174.67	1,114.82	per unit
Valley Ranch Apartments (2)	97%	93%	1,383.47	1,383.99	per unit
Autumn Breeze Apartments (3)	95%	N/A	1,065.79	N/A	per unit

______________________________

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

(2)	The Valley Ranch Apartments were acquired on February 14, 2019.

(3)	The Autumn Breeze Apartments were acquired on March 17, 2020.

Revenues.  Rental revenues for the three months ended March 31, 2020 were $9.4 million, an increase of $0.9 million, compared to $8.5 million for the same period in 2019.  Excluding the effect of our acquisition and disposition activities, our rental revenues increased by $0.4 million for our Same Store properties primarily as a result of increased occupancy and average monthly rent per unit/sq. ft.

Property Operating Expenses. Property operating expenses for the three months ended March 31, 2020 were $3.0 million, an increase of $0.2 million, compared to $2.8 million for the same period in 2019. Excluding the effect of our acquisition and disposition activities, our property operating expenses were relatively flat for our Same Store properties.

Real Estate Taxes.  Real estate taxes for the three months ended March 31, 2020 and 2019 were relatively unchanged at $1.2 million. Excluding the effect of our acquisition and disposition activities, our real estate taxes were relatively flat for our Same Store properties.

General and Administrative Expenses.   General and administrative expenses for the three months ended March 31, 2020 and 2019 were relatively flat at $1.5 million.

Depreciation and Amortization.   Depreciation and amortization expense for the three months ended March 31, 2020 was $2.5 million, a decrease of $0.6 million, compared to $3.1 million for the same period in 2019. Excluding the effect of our acquisition and disposition activities, depreciation and amortization decreased by $0.4 million for our Same Store Properties. The decrease reflects the reclassification of Lakes of Margate to held for sale as of December 31, 2019 (see Note 7 of the Notes to Consolidated Financial Statements).

Interest Expense, net.   Interest expense for the three months ended March 31, 2020 was $2.1 million, an increase of $0.1 million, compared to $2.0 million for the same period in 2019. Excluding the effect of our acquisition and disposition activities, interest expense increased slightly by $0.1 million for our Same Store properties.

Gain on Sale of Investment Property.   During the three months ended March 31, 2020, we recognized a gain on the sale of the Gardens Medical Pavilion approximately $5.5 million.

Summary of Cash Flows

Operating activities

The net cash flows provided by operating activities of $1.8 million for the three months ended March 31, 2020 consists of the following:

•	cash inflows of approximately $2.0 million from our net income after adjustment for non-cash items; and

•	cash outflows of approximately $0.2 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash used in investing activities of $22.2 million for the three months ended March 31, 2020 consists primarily of the following:

•	the acquisition of the Autumn Breeze Apartments for $45.0 million;

•	funding of note receivable of $0.7 million; and

•	proceeds from the sale of the Gardens Medical Pavilion of $23.7 million.

Financing activities

The net cash provided by financing activities of $24.7 million for the three months ended March 31, 2020 consists primarily of the following:

•	net proceeds from notes payable of $29.3 million;

•	net advances from advisor of $10.0 million;

•	debt principal payments of $12.7 million (including $12.6 million for the repayment in full of the Gardens Medical Pavilion mortgage loan); and

•	distributions paid to noncontrolling interests of $1.8 million.

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

Our calculations of FFO and MFFO are presented below (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended March 31,
Description	2020	2019
Net income/(loss)	$5,192	$(1,706)
FFO adjustments:
Depreciation and amortization of real estate assets	2,511	3,100
Gain on sale of investment property	(5,474)	-
FFO	2,229	1,394
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(1)	-	-
Noncash adjustments:
Amortization of above or below market leases and liabilities(2)	-	(19)
Non-recurring (loss)/gain from extinguishment/sale of debt, derivatives or securities holdings(3)	(6)	52
MFFO before straight-line rent	2,223	1,427
Straight-line rent(4)	(32)	-
MFFO - IPA recommended format	$2,191	$1,427

Net income/(loss)	$5,192	$(1,706)
Less: (income)/loss attributable to noncontrolling interests	(1,211)	13
Net income/(loss) applicable to Company's common shares	$3,981	$(1,693)
Net income/(loss) per common share, basic and diluted	$0.18	$(0.07)

FFO	$2,229	$1,394
Less: FFO attributable to noncontrolling interests	(170)	(155)
FFO attributable to Company's common shares	$2,059	$1,239
FFO per common share, basic and diluted	$0.09	$0.05

MFFO - IPA recommended format	$2,191	$1,427
Less: MFFO attributable to noncontrolling interests	(164)	(152)
MFFO attributable to Company's common shares	$2,027	$1,275

Weighted average number of common shares outstanding, basic and diluted	22,223	23,341

1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
3)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
4)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

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

Our critical accounting policies and estimates have not changed significantly from the discussion found in the Management Discussion and Analysis and Results of Operations in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of March 31, 2020, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control-New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of March 31, 2020, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST V, INC.

Date: May 15, 2020	By:	/s/ Mitchell C. Hochberg
Mitchell C. Hochberg
Chief Executive Officer
Principal Executive Officer)

Date: May 15, 2020	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description
10.1*	Assignment and Assumption of Real Estate Contract, dated March 17, 2020, by and between LVP BH Autumn Breeze LLC and Lightstone Acquisitions VI LLC.
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 15, 2020, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed or furnished herewith
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

