Form 10-Q
period 2020-06-30
Lightstone Value Plus Real Estate Investment Trust V, Inc.
filed 2020-08-13
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes ☐ No ☒

As of August 11, 2020, the Registrant had approximately 20.2 million shares of common stock outstanding.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST V, INC.

PART I

FINANCIAL INFORMATION

Item 1.                 Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Investment property:
Land and improvements	$73,221	$65,767
Building and improvements	265,452	227,938
Furniture, fixtures and equipment	7,654	7,231
Gross investment property	346,327	300,936
Less accumulated depreciation	(55,359)	(49,693)
Net investment property	290,968	251,243

Cash and cash equivalents	28,186	15,802
Marketable securities, available for sale	3,690	5,496
Restricted cash	6,592	4,148
Note receivable, net	11,922	10,423
Prepaid expenses and other assets	1,940	1,318
Assets held for sale	-	18,192
Total Assets	$343,298	$306,622

Liabilities and Stockholders' Equity
Notes payable, net	$247,961	$183,788
Accounts payable and accrued and other liabilities	4,078	3,717
Payables to related parties	-	6
Accrued property tax	3,060	2,326
Liabilities held for sale	-	13,686
Total liabilities	255,099	203,523

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.0001 par value per share; 50.0 million shares authorized, none issued and outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value per share; 350.0 million shares authorized, 20.2 million and 22.2 million shares issued and outstanding, respectively	2	2
Additional paid-in-capital	189,311	204,912
Accumulated other comprehensive income	159	111
Accumulated deficit	(99,706)	(102,404)
Total Company stockholders' equity	89,766	102,621

Noncontrolling interests	(1,567)	478
Total Stockholder's Equity	88,199	103,099
Total Liabilities and Stockholders' Equity	$343,298	$306,622

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Operations and Comprehensive Income

(dollars and shares in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Rental revenues	$10,077	$9,511	$19,477	$18,044

Expenses
Property operating expenses	3,095	3,083	6,055	5,872
Real estate taxes	1,447	1,242	2,665	2,432
General and administrative	1,572	1,661	3,111	3,144
Depreciation and amortization	3,411	3,349	5,922	6,449
Total operating expenses	9,525	9,335	17,753	17,897

Operating income	552	176	1,724	147

Interest expense, net	(2,391)	(2,272)	(4,531)	(4,259)
Interest income	450	415	937	660
Gain on sale of investment property	-	-	5,474	-
Other income, net	127	263	326	328
Net (loss)/income	(1,262)	(1,418)	3,930	(3,124)
Net (income)/loss attributable to noncontrolling interests	(21)	3	(1,232)	16
Net (loss)/income attributable to the Company's shares	$(1,283)	$(1,415)	$2,698	$(3,108)
Weighted average shares outstanding:
Basic and diluted	20,353	23,219	21,293	23,286
Basic and diluted (loss)/income per share	$(0.06)	$(0.06)	$0.13	$(0.13)
Comprehensive (loss)/income:
Net (loss)/income	$(1,262)	$(1,418)	$3,930	$(3,124)
Other comprehensive income:
Holding gain on marketable securities, available for sale	128	57	100	225
Reclassification adjustment for (gain)/loss included in net (loss)/income	(46)	2	(52)	54
Foreign currency translation loss	-	(35)	-	(35)
Total other comprehensive income	82	24	48	244
Comprehensive (loss)/income:	(1,180)	(1,394)	3,978	(2,880)
Comprehensive (income)/loss attributable to noncontrolling interests	(21)	3	(1,232)	16
Comprehensive (loss)/income attributable to the Company's shares	$(1,201)	$(1,391)	$2,746	$(2,864)

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars and shares in thousands)

(unaudited)

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss)/Income	Deficit	Interests	Equity
BALANCE, December 31, 2018	1	$-	23,432	$2	$214,537	$(217)	$(95,295)	$794	$119,821

Net loss	-	-	-	-	-	-	(3,108)	(16)	(3,124)
Distributions paid to noncontrolling interests	-	-	-	-	-	-	-	(162)	(162)
Redemption and cancellation of shares	-	-	(621)	-	(4,867)	-	-	-	(4,867)
Contributions received from noncontrolling interests	-	-	-	-	-	-	-	33	33
Other comprehensive income:
Holding gain on marketable securities, available for sale	-	-	-	-	-	225	-	-	225
Foreign currency translation loss	-	-	-	-	-	(35)	-	-	(35)
Reclassification adjustment for loss included in net loss	-	-	-	-	-	54	-	-	54
									-
BALANCE, June 30, 2019	1	$-	22,811	$2	$209,670	$27	$(98,403)	$649	$111,945

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss)/Income	Deficit	Interests	Equity

BALANCE, March 31, 2019	1	$-	23,432	$2	$214,537	$3	$(96,988)	$745	$118,299

Net loss	-	-	-	-	-	-	(1,415)	(3)	(1,418)
Distributions paid to noncontrolling interests	-	-	-	-	-	-	-	(126)	(126)
Redemption and cancellation of shares	-	-	(621)	-	(4,867)	-	-	-	(4,867)
Contributions received from noncontrolling interests	-	-	-	-	-	-	-	33	33
Other comprehensive income:
Holding gain on marketable securities, available for sale	-	-	-	-	-	57	-	-	57
Foreign currency translation loss	-	-	-	-	-	(35)	-	-	(35)
Reclassification adjustment for loss included in net loss	-	-	-	-	-	2	-	-	2

BALANCE, June 30, 2019	1	$-	22,811	$2	$209,670	$27	$(98,403)	$649	$111,945

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interests	Equity

BALANCE, December 31, 2019	1	$-	22,223	$2	$204,912	$111	$(102,404)	$478	$103,099

Net income	-	-	-	-	-	-	2,698	1,232	3,930
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(3,277)	(3,277)
Tender of common stock	-	-	(2,003)	-	(15,601)	-	-	-	(15,601)
Other comprehensive loss:
Holding gain on marketable securities, available for sale	-	-	-	-	-	100	-	-	100
Reclassification adjustment for gain on sale of marketable securities included in net income	-	-	-	-	-	(52)	-	-	(52)

BALANCE, June 30, 2020	1	$-	20,220	$2	$189,311	$159	$(99,706)	$(1,567)	$88,199

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss)/Income	Deficit	Interests	Equity

BALANCE, March 31, 2020	1	$-	22,223	$2	$204,841	$77	$(98,423)	$(151)	$106,346
							-
Net loss	-	-	-	-	-	-	(1,283)	21	(1,262)
Distributions paid to noncontrolling interests	-	-	-	-	-	-	-	(1,437)	(1,437)
Tender of common stock	-	-	(2,003)	-	(15,530)	-	-	-	(15,530)
Other comprehensive loss:
Holding gain on marketable securities, available for sale	-	-	-	-	-	128	-	-	128
Reclassification adjustment for gain on sale of marketable securities included in net loss	-	-	-	-	-	(46)	-	-	(46)

BALANCE, June 30, 2020	1	$-	20,220	$2	$189,311	$159	$(99,706)	$(1,567)	$88,199

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$3,930	$(3,124)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	5,922	6,449
Amortization of deferred financing fees	266	289
Gain on sale of investment property	(5,474)	-
Non-cash interest income	(852)	(229)
Other non-cash adjustments	(52)	(377)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other assets	23	2,717
(Decrease)/increase in accounts payable and accrued and other liabilities	(60)	1,049
Decrease in payables to related parties	(6)	(301)

Net cash provided by operating activities	3,697	6,473

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(46,189)	(74,634)
Purchases of marketable securities	(835)	(2,222)
Proceeds from sale of marketable securities	2,742	11,450
Funding of note receivable, net	(648)	(6,969)
Acquisition fee paid on note receivable	-	(158)
Proceeds from sale of investment property, net of closing costs	23,673	-
Proceeds from disposition of investment in unconsolidated joint venture	-	10,944

Cash used in investing activities	(21,257)	(61,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	65,620	72,214
Payments on notes payable	(12,788)	(414)
Proceeds from advance from advisor	25,000	-
Payments on advance from advisor	(25,000)	-
Payment of loan fees and expenses	(1,566)	(1,428)
Tender of common stock	(15,601)	-
Redemption and cancellation of common stock	-	(4,867)
Contributions received from noncontrolling interests	-	33
Distributions to noncontrolling interests	(3,277)	(162)

Net cash provided by financing activities	32,388	65,376

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	-	(35)
Net change in cash, cash equivalents and restricted cash	14,828	10,225
Cash, cash equivalents and restricted cash, beginning of year	19,950	32,652
Cash, cash equivalents and restricted cash, end of period	$34,778	$42,877

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$4,927	$4,012
Loan origination fee on note receivable	$-	$120
Capital expenditures for real estate in accrued liabilities and accounts payable	$88	$5
Holding gain/loss on marketable securities, available for sale	$48	$279

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$28,186	$38,568
Restricted cash	6,592	4,309
Total cash, cash equivalents and restricted cash	$34,778	$42,877

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

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  We have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily.  We have purchased existing, income-producing properties, and newly-constructed properties. We have also invested in other real estate-related investments such as mortgage and mezzanine loans. We intend to hold the various real properties in which we have invested until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. We currently have one operating segment. As of June 30, 2020, we had eight real estate investments (five wholly owned properties and three properties consolidated through investments in joint ventures) and one real estate-related investment (mezzanine loan).

Substantially all of our business is conducted through Lightstone REIT V OP LP, a limited partnership organized in Delaware (the “Operating Partnership”).  As of June 30, 2020, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner.  As of June 30, 2020, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership

Our business is managed by an external advisor and we have no employees. Effective February 10, 2017, we engaged affiliates of The Lightstone Group (“Lightstone”), LSG-BH II Advisor LLC and LSG Development Advisor LLC (collectively, the “Advisor”), to provide advisory services to us. Lightstone is majority owned by the chairman of our board of directors, David Lichtenstein. Subject to the oversight of our board of directors, our external advisor is responsible for managing our day-to-day affairs and for services related to the management of our assets.

Organization

In connection with our initial capitalization, we issued 22,500 shares of our common stock and 1,000 shares of our convertible stock to our previous advisor on January 19, 2007.  The 1,000 shares of convertible stock were transferred to an affiliate of Lightstone on February 10, 2017 and remain outstanding as of June 30, 2020.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation (see Note 7).

Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, earnings per share is calculated by dividing net income/(loss) by the weighted-average number of shares of common stock outstanding during the applicable period.

COVID-19 Pandemic

During the second quarter of 2020, the COVID-19 pandemic continued to evolve on both a global and national level. With respect to the Unites States, many states have begun a phased approach as to the reopening of businesses and venues which have been subject to various restrictions and other measures, including mandatory closures, quarantines, limitations on travel, “shelter in place” rules and other measures. While certain states have begun to reduce and/or lift restrictions, the situation remains both dynamic and unpredictable.

The Company’s consolidated portfolio of properties currently consists of seven multi-family apartment complexes and one student housing complex. Despite past and current restrictions and mitigation strategies, the Company’s multi-family properties have not yet seen any significant impact from the COVID-19 pandemic. However, the Company’s student housing complex, which consists of the River Club Apartments and the Townhomes at River Club, are located in Athens, Georgia and principally serve as “off-campus” lodging for students attending the University of Georgia, which transitioned to online instruction during its Spring 2020 semester and its other course offerings conducted throughout the summer. Subsequently, the University of Georgia announced it will return to “on-campus” classes for its Fall 2020 Semester, which is scheduled to commence on August 20, 2020. Leases for the River Club Apartments and Townhomes at River Club generally have a term of one year from August through July. The Company’s student housing complex is located “off-campus” and its tenants were never forced to vacate. However, if the University of Georgia decides to return to online instruction for its students in lieu of “on-campus” classes, it could adversely impact leasing demand, occupancy levels and operating results of the Company’s student housing complex for future periods. Additionally, the Company’s note receivable relates to a condominium development project located in New Yok City (the “Condominium Project”), which is subject to similar restrictions and risks, has not yet seen any significant impact from the COVID-19 pandemic.

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

In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing GAAP, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. As of June 30, 2020, the Company had not entered into any lease modification agreements with its tenants. Accordingly, the Company is still evaluating the impact of this policy election and has not yet concluded on whether it will apply the election.

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

500 West 22nd Street Mezzanine Loan

On February 28, 2019, the Company, as the lender, and an unrelated third party (the “500 West 22nd Street Mezzanine Loan Borrower”), as the borrower, entered into a loan promissory note (the “500 West 22nd Street Mezzanine Loan”) pursuant to which the Company would fund up to $12.0 million of mezzanine financing. On the same date, the Company initially funded $8.0 million of the 500 West 22nd Street Mezzanine Loan. Subsequently, through the first quarter of 2020, the Company funded an additional $4.0 million and as a result, the 500 West 22nd Street Mezzanine Loan has been fully funded.

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

The 500 West 22nd Street Mezzanine Loan is due August 31, 2021 and is collateralized by the ownership interests of the 500 West 22nd Street Mezzanine Loan Borrower. The 500 West 22nd Street Mezzanine Loan Borrower owns a parcel of land located at 500 West 22nd Street, New York, New York on which it is developing and constructing the Condominium Project. Although New York City previously restricted certain non-essential construction activities because of the COVD-19 pandemic, which led to a temporarily suspension of construction of the Condominium Project, construction activities for the Condominium Project resumed in early May and its anticipated construction timeline has not been significantly impacted to date.

The 500 West 22nd Street Mezzanine Loan bears interest at a rate of LIBOR + 11.0% per annum with a floor of 13.493% (13.493% as of June 30, 2020). The Company received an origination fee of 1.0% of the loan balance, or approximately $0.1 million, which is presented in the consolidated balance sheets as a direct deduction from the carrying value of the 500 West 22nd Street Mezzanine Loan and is being amortized to interest income, using a straight-line method that approximates the effective interest method, over the initial term of the 500 West 22nd Street Mezzanine Loan. The 500 West 22nd Street Mezzanine Loan may be extended two additional six-month periods by the 500 West 22nd Street Mezzanine Loan Borrower provided certain conditions are met, including the establishment of an additional reserve for interest and the payment of an extension fee equal to 0.25% of the outstanding loan balance.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

In connection with the initial funding under the 500 West 22nd Street Mezzanine Loan, the Company retained approximately $2.1 million of the proceeds to establish a reserve for interest and other items, which is presented in the consolidated balance sheets as a direct deduction from the carrying value of the 500 West 22nd Street Mezzanine Loan and are being applied against the first 8.0% of monthly interest due during the initial term of the 500 West 22nd Street Mezzanine Loan. Through June 30, 2020, approximately $1.2 million of the reserve has been recognized as interest income and the remaining balance of the reserve was approximately $0.9 million as of June 30, 2020. The additional monthly interest due above the 8.0% threshold is added to the balance of the 500 West 22nd Street Mezzanine Loan and payable at maturity. As of June 30, 2020, approximately $0.8 million of additional interest due is included in the balance of the 500 West 22nd Street Mezzanine Loan.

During the three and six months ended June 30, 2020, the Company recorded approximately $0.4 million and $0.8 million, respectively, of interest income related to the note receivable and during the three and six months ended June 30, 2019, the Company recorded approximately $0.1 million and $0.4 million, respectively, of interest income related to the note receivable. As of June 30, 2020, the outstanding principal balance of the 500 West 22nd Street Mezzanine Loan was approximately $12.0 million.

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

As of June 30, 2020 and December 31, 2019, management estimated that the carrying value of cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable, accrued and other liabilities, accrued property tax and payables to related parties were at amounts that reasonably approximated their fair value based on their highly-liquid nature and short-term maturities. The carrying amount of the note receivable approximates fair value because the interest rate is variable and reflective of the market rate. The fair value of the notes payable is categorized as a Level 2 in the fair value hierarchy. The fair value was estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2020 and December 31, 2019. Carrying amounts of our notes payable and the related estimated fair value is summarized as follows:

	As of June 30, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable	$252,233	$264,688	$186,761	$187,304

6.	Marketable Securities and Fair Value Measurements

Marketable Securities

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of June 30, 2020
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate and Government Bonds	$3,531	$160	$(1)	$3,690

	As of December 31, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate and Government Bonds	$5,385	$113	$(2)	$5,496

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of June 30, 2020, the Company did not recognize any impairment charges.

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

The fair values of the Company’s investments in debt securities are measured using quoted prices for these investments; however, the markets for these assets are not active. As of June 30, 2020, all of the Company’s debt securities were classified as Level 2 assets and there were no transfers between the level classifications during the six months ended June 30, 2020.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of June 30, 2020
Due in 1 year	$519
Due in 1 year through 5 years	3,171
Due in 5 years through 10 years	-
Due after 10 years	-
Total	$3,690

7.	Held for Sale and Disposition of Gardens Medical Pavilion

Gardens Medical Pavilion

On December 23, 2019, the Company and its noncontrolling member, and CPI/AHP Garden Medical Pavilion Mob Owner, L.L.C. (the “Gardens Medical Pavilion Buyer”), an unaffiliated third party, entered into a purchase and sale agreement (the “Gardens Medical Pavilion Agreement”) pursuant to which the Company and the noncontrolling member would dispose of the Gardens Medical Pavilion to the Gardens Medical Pavilion Buyer for an aggregate contractual sales price of $24.3 million.

As of December 31, 2019, the Gardens Medical Pavilion met the criteria to be classified as held for sale and therefore, its associated assets and liabilities are classified as held for sale in the consolidated balance sheet as of December 31, 2019.

On January 15, 2020, the Company and the noncontrolling member completed the disposition of the Gardens Medical Pavilion for a contractual sales price of $24.3 million.  In connection with the disposition of the Gardens Medical Pavilion, the Company recognized a gain on the sale of investment property of approximately $5.5 million during the first quarter of 2020. Approximately $12.6 million of the proceeds were used towards the repayment in full of a mortgage loan secured by the Gardens Medical Pavilion. Additionally, approximately $1.8 million of the remaining proceeds were distributed to the noncontrolling member.

The following summary presents the major components of the Gardens Medical Pavilion’s assets and liabilities held for sale as of December 31, 2019:

As of
December 31, 2019
Net investment property	$17,448
Other assets	744
Total assets held for sale	$18,192
Note payable, net	12,441
Accounts payable and accrued expenses	1,245
Total liabilities held for sale	$13,686

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Lakes of Margate

Beginning with the fourth quarter of 2019, Lakes of Margate met the criteria to be classified as held for sale and therefore, its associated assets and liabilities, which were expected to be sold within 12 months, were previously classified as held for sale in the consolidated balance sheets as of both March 31, 2020 and December 31, 2019.

During the second quarter of 2020, the Company continued to explore options with potential buyers to determine if there was interest in purchasing the property. Company efforts to negotiate an agreement to sell the property were unsuccessful and as a result of the COVID-19 pandemic, it decided to discontinue its marketing efforts and to retain the property for the foreseeable future. Additionally, the Company obtained a new 10-year mortgage financing on the property, which previously was unencumbered, on June 26, 2020 (see Note 8). As a result, the Company determined the property should no longer be classified as held for sale as of June 30, 2020 because it is no longer being actively marketed and a sale is not considered probable within the next 12 months.  Since fair value was in excess of the carrying value, the Company recorded catch-up depreciation for the period the property was held for sale. In addition, the Company is no longer classifying the long-lived asset as held for sale for all periods presented on the consolidated balance sheets.

8.	Notes Payable

Notes payable consists of the following:

Property	Interest Rate	Weighted Average Interest Rate as of June 30, 2020	Maturity Date	Amount Due at Maturity	As of June 30, 2020	As of December 31, 2019
River Club and the Townhomes at River Club	LIBOR + 1.78%	1.94%	May 1, 2025	$28,419	$30,359	$30,359

Lakes of Margate	LIBOR + 2.98%	3.17%	July 1, 2030	32,785	35,700	-

Arbors Harbor Town	4.53%	4.53%	December 28, 2025	29,000	29,000	29,000

Parkside	4.45%	4.45%	June 1, 2025	15,782	17,440	17,588

Axis at Westmont	4.39%	4.39%	February 1, 2026	34,343	37,600	37,600

Valley Ranch Apartments	4.16%	4.16%	March 1, 2026	43,414	43,414	43,414

Flats at Fishers	3.78%	3.78%	July 1, 2026	26,090	28,800	28,800

Autumn Breeze Apartments	3.39%	3.39%	April 1, 2030	25,518	29,920	-

Total notes payable		3.27%		$235,351	252,233	186,761

Less: Deferred financing costs					(4,272)	(2,973)

Total notes payable, net					$247,961	$183,788

On March 31, 2020, the Company entered into a ten-year $29.9 million non-recourse mortgage loan (the “Autumn Breeze Apartments Loan”) scheduled to mature on April 1, 2030. The Autumn Breeze Apartments Loan bears interest at 3.39% and requires monthly interest-only payments through June 30, 2023 and monthly principal and interest payments of approximately $0.1 million thereafter, through its stated maturity. The Autumn Breeze Apartments Loan is collateralized by the Autumn Breeze Apartments. In connection with the Autumn Breeze Apartments Loan, the Company paid the Advisor an aggregate of approximately $0.3 million in financing fees.

On June 26, 2020, the Company and its noncontrolling member entered into a ten-year, $35.7 million non-recourse mortgage loan (the "Lakes of Margate Loan") scheduled to mature on July 1, 2030. The Lakes of Margate Loan bears interest at LIBOR + 2.98% and requires monthly interest-only payments through the first four years of the term and thereafter, monthly payments of principal and interest based upon a 30-year amortization. The Lakes of Margate Loan is collateralized by the Lakes of Margate.  In connection with the Lakes of Margate Loan, the Company paid the Advisor an aggregate of approximately $0.4 million in financing fees. Additionally, approximately $1.4 million of the financing proceeds were distributed to the noncontrolling member.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company’s loan agreements stipulate that it complies with certain reporting and financial covenants. The Company is currently in compliance with all of its debt covenants.

The following table provides information with respect to the contractual maturities and scheduled principal repayments of the Company’s indebtedness as of June 30, 2020.

	2020	2021	2022	2023	2024	Thereafter	Total
Principal maturities	$151	$1,023	$1,468	$2,498	$3,481	$243,612	$252,233

Less: deferred financing costs							(4,272)

Total notes payable, net							$247,961

9.	Stockholders’ Equity

2020 Tender Offer

The Company commenced a tender offer on June 16, 2020, pursuant to which it offered to acquire up to 300,000 shares of its common stock at a purchase price of $2.25 per share, or approximately $0.7 million in the aggregate (the “2020 Tender Offer”).

The 2020 Tender Offer terminated on July 24, 2020, and a total of 26,637 shares were validly tendered and not withdrawn pursuant to the 2020 Tender Offer as of such date. In accordance with the terms of the 2020 Tender Offer, the Company subsequently repurchased all of the tendered shares for approximately $0.1 million in August 2020.

2019 Tender Offer

The Company commenced a tender offer on December 17, 2019, pursuant to which it offered to acquire up to 2.0 million shares of its common stock at a purchase price of $7.75 per share, or $15.5 million in the aggregate (the “2019 Tender Offer”).

The 2019 Tender Offer terminated on February 28, 2020, and a total of 2,183,888 shares were validly tendered and not withdrawn pursuant to the 2019 Tender Offer as of such date, an amount that exceeded the maximum number of shares the Company offered to purchase pursuant to the 2019 Tender Offer. In accordance with the terms of the 2019 Tender Offer, the Company subsequently repurchased a total of approximately 2.0 million shares for approximately $15.6 million in April 2020.

Because the amount of repurchase requests exceeded the maximum number of shares the Company had offered to repurchase, the Company repurchased shares on a pro-rata basis, subject to “odd lot” priority as described in the 2019 Tender Offer. Excluding the stockholders eligible for “odd lot” priority that were not be subject to proration, approximately 91.58% of the number of shares tendered by each remaining stockholder who participated in the 2019 Tender Offer were repurchased by the Company.

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

Distributions

U.S. federal tax law requires a REIT distribute at least 90% of its annual REIT taxable income (which does not equal net income, as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding any net capital gain. In order to continue to qualify for REIT status, we may be required to make distributions in excess of cash available. Distributions are authorized at the discretion of the Company’s board of directors based on their analysis of the Company’s performance over the previous periods and expectations of performance for future periods. These analyses may include actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for the Company’s portfolio, capital expenditure needs, general financial and market conditions, proceeds from asset sales, and other factors that the Company’s board of directors deems relevant. The Company’s board of director’s decisions will be substantially influenced by the obligation to ensure that the Company maintains its federal tax status as a REIT. The Company cannot provide assurance that it will pay distributions at any particular level, or at all.

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

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

On June 10, 2020, the advisory management agreements were extended an additional year through June 10, 2021. For the period June 11, 2020 through June 10, 2021, the Administrative Services Reimbursement is up to $1.33 million.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Acquisition fees and acquisition expense reimbursement (1)	$-	$18	$764	$1,387
Debt financing fees (2)	357	288	656	722
Property management fees (property operating expenses)	112	119	227	206
Administrative services reimbursement (general and administrative costs)	328	322	656	644
Asset management fees (general and administrative costs)	691	620	1,323	1,168

Total	$1,488	$1,367	$3,626	$4,127

(1)	Capitalized to the corresponding asset and amortized over its estimated useful life.
(2)	Capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan.

Advance from Advisor

On March 16, 2020, the Advisor provided an advance of $25.0 million to the Company that bore interest at a fixed-rate of 5.00%. On March 31, 2020, the Company repaid $15.0 million of the advance and on June 29, 2020, the Company repaid the remaining $10.0 million of the advance and aggregate accrued interest of $0.2 million. Approximately $0.1 million and $0.2 million of interest expense was incurred on the advance during the three and six months ended June 30, 2020, respectively.

11.	Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.

As of the date hereof, the Company is not a party to any material pending legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on its results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

•	market and economic challenges experienced by the U.S. and global economies or real estate industry as a whole and the local economic conditions in the markets in which our investments are located. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; such as recession, political upheaval or uncertainty, terrorism and acts of war, natural and man-made disasters, cybercrime, and outbreaks of contagious diseases;

•	uncertainties regarding the impact of the current COVID-19 pandemic, and restrictions and other measures intended to prevent its spread on our business and the economy generally;

•	the availability of cash flow from operating activities for distributions, if any;

•	conflicts of interest arising out of our relationships with our advisor and its affiliates;

•	our ability to retain our executive officers and other key individuals who provide advisory and property management services to us;

•	our level of debt and the terms and limitations imposed on us by our debt agreements;

•	the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

•	our ability to make accretive investments in a diversified portfolio of assets;

•	future changes in market factors that could affect the ultimate performance of any development or redevelopment projects, including but not limited to construction costs, plan or design changes, schedule delays, availability of construction financing, performance of developers, contractors and consultants and growth in rental rates and operating costs;

•	our ability to secure leases at favorable rental rates;

•	our ability to sell our assets at a price and on a timeline consistent with our investment objectives;

•	impairment charges;

•	unfavorable changes in laws or regulations impacting our business, our assets or our key relationships; and

•	factors that could affect our ability to qualify as a real estate investment trust.

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

Executive Overview

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis.  In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who were distressed or faced time-sensitive deadlines.  In addition, our opportunistic and value-add investment strategy has included investments in real estate-related assets that present opportunities for higher current income. Since inception, we have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily. We have purchased existing, income-producing properties and newly constructed properties. We have also invested in mortgage and mezzanine loans. We have made our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. As of June 30, 2020, our investments included multifamily and student housing communities and a note receivable. All of our current investments are located in the United States. We currently intend to hold our various real properties until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

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

COVID-19 Pandemic

During the second quarter of 2020, the COVID-19 pandemic continued to evolve on both a global and national level. With respect to the Unites States, many states have begun a phased approach as to the reopening of businesses and venues which have been subject to various restrictions and other measures, including mandatory closures, quarantines, limitations on travel, “shelter in place” rules and other measures. While certain states have begun to reduce and/or lift restrictions, the situation remains both dynamic and unpredictable.

Our consolidated portfolio of properties currently consists of seven multi-family apartment complexes and one student housing complex. Despite past and current restrictions and mitigation strategies, our multi-family properties have not yet seen any significant impact from the COVID-19 pandemic. However, our student housing complex, which consists of the River Club Apartments and the Townhomes at River Club, are located in Athens, Georgia and principally serve as “off-campus” lodging for students attending the University of Georgia, which transitioned to online instruction during its Spring 2020 semester and its other course offerings conducted throughout the summer. Subsequently, the University of Georgia announced it will return to “on-campus” classes for its Fall 2020 Semester, which is scheduled to commence on August 20, 2020. Leases for the River Club Apartments and Townhomes at River Club generally have a term of one year from August through July. Our student housing complex is located “off-campus” and its tenants were never forced to vacate. However, if the University of Georgia decides to return to offering only online instruction for its students in lieu of “on-campus” classes, it could adversely impact leasing demand, occupancy levels and operating results of our student housing complex for future periods. Additionally, our note receivable relates to a condominium development project located in New York City (the “Condominium Project”) which is subject to similar restrictions and risks, has not yet seen any significant impact from the COVID-19 pandemic.

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

We are not currently aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Form 10-Q. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. Actual results may differ from those estimates and assumptions used in these consolidated financial statements.

Liquidity and Capital Resources

We had unrestricted cash and cash equivalents of $28.2 million and marketable securities, available for sale of $3.7 million as of June 30, 2020. Our principal demands for funds going forward will be for the payment of (a) operating expenses, (b) interest and principal payments on our outstanding indebtedness. We also may, at our discretion use funds for (a) tender offers and/or redemptions of shares of our common stock, (b) distributions, if any, to our shareholders, and (c) selective acquisitions and/or real estate-related investments. Generally, we expect to meet our cash needs with our cash on hand and cash flow from operations. However, to the extent that our cash on hand and cash flow from operations are not sufficient to cover our cash needs, we may use proceeds from additional borrowings and/or selective asset sales to fund such needs. We have borrowed and may continue to borrow money to acquire properties and make other investments.  Under our charter, the maximum amount of our indebtedness is limited to 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors.  In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Our policy limitation, however, does not apply to individual real estate assets.

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

Gardens Medical Pavilion

On January 15, 2020, we and our noncontrolling member completed the disposition of the Gardens Medical Pavilion for a contractual sales price of $24.3 million. In connection with the disposition of the Gardens Medical Pavilion, we recognized a gain on the sale of investment property of approximately $5.5 million during the first quarter of 2020. Approximately $12.6 million of the proceeds were used towards the repayment in full of a mortgage loan secured by the Gardens Medical Pavilion. Additionally, approximately $1.8 million of the remaining proceeds were distributed to the noncontrolling member.

Debt Financings

From time to time, we have obtained mortgage, bridge, or mezzanine loans for acquisitions and investments, as well as property development.  In the future, we may obtain new financings to acquire properties and for property renovation development and redevelopment activities or refinance our existing real estate assets, depending on multiple factors.

As of June 30, 2020, our outstanding notes payable were $248.0 million, net of deferred financing fees of $4.3 million and had a weighted average interest rate of 3.3%. As of December 31, 2019, the Company had notes payable of $183.8 million, net of deferred financing fees of $3.0 million, with a weighted average interest rate of 4.1%.

Autumn Breeze Apartments Loan

On March 31, 2020, we entered into a ten-year $29.9 million non-recourse mortgage loan (the “Autumn Breeze Apartments Loan”) scheduled to mature on April 1, 2030. The Autumn Breeze Apartments Loan bears interest at 3.39% and requires monthly interest-only payments through June 30, 2023 and monthly principal and interest payments of approximately $0.1 million thereafter, through its stated maturity. The Autumn Breeze Apartments Loan is collateralized by the Autumn Breeze Apartments. In connection with the Autumn Breeze Apartments Loan, we paid the Advisor an aggregate of approximately $0.3 million in financing fees.

Lakes of Margate Loan

On June 26, 2020, we and our noncontrolling member entered into a ten-year, $35.7 million non-recourse mortgage loan (the "Lakes of Margate Loan") scheduled to mature on July 1, 2030. The Lakes of Margate Loan bears interest at LIBOR + 2.98% and requires monthly interest-only payments through the first four years of the term and thereafter, monthly payments of principal and interest based upon a 30-year amortization. The Lakes of Margate Loan is collateralized by the Lakes of Margate.  In connection with the Lakes of Margate Loan, we paid the Advisor an aggregate of approximately $0.4 million in financing fees. Additionally, approximately $1.4 million of the financing proceeds were distributed to the noncontrolling member.

Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios, loan to value ratios, and liquidity.  We are currently in compliance with all of our debt covenants.

One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of June 30, 2020 (dollars in thousands).

Contractual Obligations	2020	2021	2022	2024	2023	Thereafter	Total
Notes Payable	$151	$1,023	$1,468	$2,498	$3,481	$243,612	$252,233
Interest Payments	4,949	9,476	9,419	9,352	9,267	18,705	61,168
Total Contractual Obligations	$5,100	$10,499	$10,887	$11,850	$12,748	$262,317	$313,401

Advance from Advisor

On March 16, 2020, the Advisor provided an advance of $25.0 million to us that bore interest at a fixed-rate of 5.00%. On March 31, 2020, we repaid $15.0 million of the advance and on June 29, 2020, we repaid the remaining $10.0 million of the advance and aggregate accrued interest of $0.2 million. Approximately $0.1 million and $0.2 million of interest expense was incurred on the advance during the three and six months ended June 30, 2020, respectively.

2020 Tender Offer

We commenced a tender offer on June 16, 2020, pursuant to which we offered to acquire up to 300,000 shares of our common stock at a purchase price of $2.25 per share, or approximately $0.7 million in the aggregate (the “2020 Tender Offer”).

The 2020 Tender Offer terminated on July 24, 2020, and a total of 26,637 shares were validly tendered and not withdrawn pursuant to the 2020 Tender Offer as of such date. In accordance with the terms of the 2020 Tender Offer, we subsequently repurchased all of the tendered shares for approximately $0.1 million in August 2020.

2019 Tender Offer

We commenced a tender offer on December 17, 2019, pursuant to which we offered to acquire up to 2.0 million shares of our common stock at a purchase price of $7.75 per share, or $15.5 million in the aggregate (the “2019 Tender Offer”).

The 2019 Tender Offer terminated on February 28, 2020, and a total of 2,183,888 shares were validly tendered and not withdrawn pursuant to the 2019 Tender Offer as of such date, an amount that exceeded the maximum number of shares we offered to purchase pursuant to the 2019 Tender Offer. In accordance with the terms of the 2019 Tender Offer, we subsequently repurchased a total of approximately 2.0 million shares for approximately $15.6 million in April 2020.

Because the amount of repurchase requests exceeded the maximum number of shares we had offered to repurchase, we repurchased shares on a pro-rata basis, subject to “odd lot” priority as described in the 2019 Tender Offer. Excluding the stockholders eligible for “odd lot” priority that were not be subject to proration, approximately 91.58% of the number of shares tendered by each remaining stockholder who participated in the 2019 Tender Offer were repurchased by us.

Results of Operations

As of June 30, 2020, we had eight real estate investments (five wholly owned properties and three properties consolidated through investments in joint ventures) and one real estate-related investment (mezzanine loan).

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

Three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

The following table provides summary information about our results of operations (dollars in thousands):

	Three Months Ended				Change	Change	Change
	June 30,		Increase/	Percentage	due to	due to	due to
	2020	2019	(Decrease)	Change	Acquisitions(1)	Dispositions(2)	Same Store(3)
Rental revenues	$10,077	$9,511	$566	6.0%	$957	$(604)	$213
Property operating expenses	3,095	3,083	12	0.0%	292	(187)	(93)
Real estate taxes	1,447	1,242	205	17.0%	178	(82)	109
General and administrative	1,572	1,661	(89)	(5.0%)	29	(39)	(79)
Depreciation and amortization	3,411	3,349	62	2.0%	206	(270)	126
Interest expense, net	2,391	2,272	119	5.0%	272	(178)	25

Notes:

(1)	Represents the effect on our operating results for the periods indicated resulting from our 2019 acquisition of the Valley Ranch Apartments and our 2020 acquisition of the Autumn Breeze Apartments.

(2)	Represents the effect on our results for the periods indicated resulting from our 2020 disposition of the Gardens Medical Pavilion.

(3)	Represents the change for the three months ended June 30, 2020 compared to the same period in 2019 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Our results for Same Store properties for the three months ended June 30, 2020 and 2019 include River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town, Parkside, Flats at Fishers and the Axis at Westmont.

The following table reflects total rental revenues and total property operating expenses for the three months ended June 30, 2020 and 2019 for: (i) our Same Store properties, (ii) the Acquisitions and (iii) the Disposition (dollars in thousands):

	Three Months Ended June 30,
Description	2020	2019	Change
Rental Revenues:
Same Store	$7,526	$7,313	$213
Acquisitions	2,546	1,589	957
Disposition	5	609	(604)
Total rental revenues	$10,077	$9,511	$566

Property operating expenses:
Same Store	$2,404	$2,497	$(93)
Acquisitions	695	403	292
Disposition	(4)	183	(187)
Total property and hotel operating expenses	$3,095	$3,083	$12

The tables below reflect occupancy and effective monthly rental rates for our operating properties owned as of June 30, 2020:

	Occupancy		Effective Monthly Rent per Bed/Unit(1)
	As of June 30,		As of June 30,
Property	2020	2019	2020	2019
River Club and the Townhomes at River Club	90%	90%	$461.11	$443.89	per bed
Lakes of Margate	93%	95%	1,439.12	1,390.13	per unit
Arbors Harbor Town	93%	93%	1,325.83	1,301.61	per unit
Parkside	96%	94%	1,177.12	1,171.17	per unit
Flats at Fishers	94%	95%	1,177.40	1,127.32	per unit
Axis at Westmont	96%	93%	1,172.18	1,148.96	per unit
Valley Ranch Apartments (2)	95%	95%	1,444.82	1,391.27	per unit
Autumn Breeze Apartments (3)	95%	N/A	1,020.88	N/A	per unit

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

(2)	The Valley Ranch Apartments were acquired on February 14, 2019.

(3)	The Autumn Breeze Apartments were acquired on March 17, 2020.

Revenues.  Rental revenues for the three months ended June 30, 2020 were $10.1 million, an increase of $0.6 million, compared to $9.5 million for the same period in 2019.  Excluding the effect of our acquisition and disposition activities, our rental revenues increased by $0.2 million for our Same Store properties primarily as a result of increased average monthly rent per unit.

Property Operating Expenses.    Property operating expenses for the three months ended June 30, 2020 and 2019 were relatively unchanged at $3.1 million. Excluding the effect of our acquisition and disposition activities, our property operating expenses decreased slightly by $0.1 million for our Same Store properties.

Real Estate Taxes.  Real estate taxes for the three months ended June 30, 2020 was $1.4 million, an increase of $0.2 million, compared to $1.2 million for the same period in 2019. Excluding the effect of our acquisition and disposition activities, our real estate taxes increased slightly by $0.1 million for our Same Store properties.

General and Administrative Expenses.   General and administrative expenses for the three months ended June 30, 2020 was $1.6 million, a decrease of $0.1 million, compared to $1.7 million for the same period in 2019. Excluding the effect of our acquisition and disposition activities, our general and administrative expenses decreased slightly by $0.1 million for our Same Store properties.

Depreciation and Amortization.   Depreciation and amortization expense for the three months ended June 30, 2020 was $3.4 million, an increase of $0.1 million, compared to $3.3 million for the same period in 2019. Excluding the effect of our acquisition and disposition activities, depreciation and amortization expenses increased slightly by $0.1 million for our Same Store properties.

Interest Expense, net.   Interest expense for the three months ended June 30, 2020 was $2.4 million, an increase of $0.1 million, compared to $2.3 million for the same period in 2019. Excluding the effect of our acquisition and disposition activities, interest expense was relatively flat for our Same Store properties.

Six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

The following table provides summary information about our results of operations (dollars in thousands):

	Six Months Ended				Change	Change	Change
	June 30,		Increase/	Percentage	due to	due to	due to
	2020	2019	(Decrease)	Change	Acquisitions(1)	Dispositions(2)	Same Store(3)
Rental revenues	$19,477	$18,044	$1,433	8.0%	$1,891	$(1,068)	$610
Property operating expenses	6,055	5,872	183	3.0%	599	(319)	(97)
Real estate taxes	2,665	2,432	233	10.0%	316	(151)	68
General and administrative	3,111	3,144	(33)	(1.0%)	18	(33)	(18)
Depreciation and amortization	5,922	6,449	(527)	(8.0%)	326	(543)	(310)
Interest expense, net	4,531	4,259	272	6.0%	505	(338)	105
Gain on sale of real estate	5,474	-	5,474	100.0%	-	5,474	-

Notes:

(1)	Represents the effect on our operating results for the periods indicated resulting from our 2019 acquisition of the Valley Ranch Apartments and our 2020 acquisition of the Autumn Breeze Apartments.

(2)	Represents the effect on our results for the periods indicated resulting from our 2020 disposition of the Gardens Medical Pavilion.

(3)	Represents the change for the six months ended June 30, 2020 compared to the same period in 2019 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Our results for Same Store properties for the six months ended June 30, 2020 and 2019 include River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town, Parkside, Flats at Fishers and the Axis at Westmont.

The following table reflects total rental revenues and total property operating expenses for the six months ended June 30, 2020 and 2019 for: (i) our Same Store properties, (ii) the Acquisitions and (iii) the Disposition (dollars in thousands):

	Six Months Ended June 30,
Description	2020	2019	Change
Rental Revenues:
Same Store	$15,099	$14,489	$610
Acquisitions	4,275	2,384	1,891
Disposition	103	1,171	(1,068)
Total rental revenues	$19,477	$18,044	$1,433

Property operating expenses:
Same Store	$4,912	$5,009	$(97)
Acquisitions	1,128	529	599
Disposition	15	334	(319)
Total property and hotel operating expenses	$6,055	$5,872	$183

Revenues.  Rental revenues for the six months ended June 30, 2020 were $19.5 million, an increase of $1.4 million, compared to $18.0 million for the same period in 2019.  Excluding the effect of our acquisition and disposition activities, our rental revenues increased by $0.6 million for our Same Store properties primarily as a result of increased average monthly rent per unit.

Property Operating Expenses.    Property operating expenses for the six months ended June 30, 2020 were $6.1 million, an increase of $0.2 million, compared to $5.9 million for the same period in 2019. Excluding the effect of our acquisition and disposition activities, our property operating expenses decreased slightly by $0.1 million for our Same Store properties.

Real Estate Taxes.  Real estate taxes for the six months ended June 30, 2020 were $2.7 million, an increase of $0.3 million, compared to $2.4 million for the same period in 2019. Excluding the effect of our acquisition and disposition activities, our real estate taxes increased slightly by $0.1 million for our Same Store properties.

General and Administrative Expenses.   General and administrative expenses for the six months ended June 30, 2020 and 2019 were relatively flat at $3.1 million.

Depreciation and Amortization.   Depreciation and amortization expense for the six months ended June 30, 2020 was $5.9 million, a decrease of $0.5 million, compared to $6.4 million for the same period in 2019. Excluding the effect of our acquisition and disposition activities, depreciation and amortization decreased by $0.3 million for our Same Store Properties.

Interest Expense, net.   Interest expense for the six months ended June 30, 2020 was $4.5 million, an increase of $0.2 million, compared to $4.3 million for the same period in 2019. Excluding the effect of our acquisition and disposition activities, interest expense increased slightly by $0.1 million for our Same Store properties.

Gain on Sale of Investment Property.   During the first quarter of 2020, we recognized a gain on the sale of the Gardens Medical Pavilion of approximately $5.5 million.

Related Party Transactions

We have agreements with the Advisor to pay certain fees, in exchange for services performed by the Advisor and/or its affiliated entities. Amounts the Company owes to the Advisor and its affiliated entities are principally for these fees, and are classified as payables to related parties on the consolidated balance sheets.

On June 10, 2020, the advisory management agreements were extended an additional year through June 10, 2021. For the period June 11, 2020 through June 10, 2021, the Administrative Services Reimbursement is up to $1.33 million.

The following table represents the fees incurred associated with the payments to our Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Acquisition fees and acquisition expense reimbursement (1)	$-	$18	$764	$1,387
Debt financing fees (2)	357	288	656	722
Property management fees (property operating expenses)	112	119	227	206
Administrative services reimbursement (general and administrative costs)	328	322	656	644
Asset management fees (general and administrative costs)	691	620	1,323	1,168

Total	$1,488	$1,367	$3,626	$4,127

(1)	Capitalized to the corresponding asset and amortized over its estimated useful life.
(2)	Capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan.

Summary of Cash Flows

Operating activities

The net cash provided by operating activities of $3.7 million for the six months ended June 30, 2020 consists primarily of our net income of $3.9 million after adjustments of $0.2 million for non-cash items and net changes in operating assets and liabilities.

Investing activities

The net cash used in investing activities of $21.3 million for the six months ended June 30, 2020 consists primarily of the following:

•	the acquisition of the Autumn Breeze Apartments for $45.0 million;

•	capital expenditures of $1.1 million;

•	net proceeds of $1.9 million from the sale and purchase of marketable securities;

•	funding of note receivable of $0.7 million; and

•	proceeds from the sale of the Gardens Medical Pavilion of $23.7 million.

Financing activities

The net cash provided by financing activities of $32.4 million for the six months ended June 30, 2020 consists primarily of the following:

•	net proceeds from notes payable of $64.1 million;

•	aggregate payments of $15.6 million to tender approximately 2.0 million shares of common stock;

•	aggregate advances from advisor of $25.0 million and aggregate repayments of advances from advisor of $25.0 million:

•	debt principal payments of $12.8 million (including $12.6 million for the repayment in full of the Gardens Medical Pavilion mortgage loan); and

•	distributions paid to noncontrolling interests of $3.3 million.

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

Our calculations of FFO and MFFO are presented below (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Description	2020	2019	2020	2019
Net income/(loss)	$(1,262)	$(1,418)	$3,930	$(3,124)
FFO adjustments:
Depreciation and amortization of real estate assets	3,411	3,349	5,922	6,449
Gain on sale of investment property	-	-	(5,474)	-
FFO	2,149	1,931	4,378	3,325
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(1)	-	10	-	10
Noncash adjustments:
Amortization of above or below market leases and liabilities(2)	-	(19)	-	(38)
Mark-to-market adjustments(3)	9	-	9	-
Non-recurring (loss)/gain from extinguishment/sale of debt, derivatives or securities holdings(4)	(46)	2	(52)	54
MFFO before straight-line rent	2,112	1,924	4,335	3,351
Straight-line rent(5)	-	3	(32)	3
MFFO - IPA recommended format	$2,112	$1,927	$4,303	$3,354

Net income/(loss)	$(1,262)	$(1,418)	$3,930	$(3,124)
Less: (income)/loss attributable to noncontrolling interests	(21)	3	(1,232)	16
Net income/(loss) applicable to Company's common shares	$(1,283)	$(1,415)	$2,698	$(3,108)
Net income/(loss) per common share, basic and diluted	$(0.06)	$(0.06)	$0.13	$(0.13)

FFO	$2,149	$1,931	$4,378	$3,325
Less: FFO attributable to noncontrolling interests	(161)	(168)	(331)	(324)
FFO attributable to Company's common shares	$1,988	$1,763	$4,047	$3,001
FFO per common share, basic and diluted	$0.10	$0.08	$0.19	$0.13

MFFO - IPA recommended format	$2,112	$1,927	$4,303	$3,354
Less: MFFO attributable to noncontrolling interests	(161)	(165)	(326)	(317)
MFFO attributable to Company's common shares	$1,951	$1,762	$3,977	$3,037

Weighted average number of common shares outstanding, basic and diluted	20,353	23,219	21,293	23,286

1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of June 30, 2020, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control-New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of June 30, 2020, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST V, INC.

Date: August 13, 2020	By:	/s/ Mitchell C. Hochberg
Mitchell C. Hochberg
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2020	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed on August 13, 2020, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed or furnished herewith
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.