Form 10-Q
period 2020-09-30
Lightstone Value Plus Real Estate Investment Trust V, Inc.
filed 2020-11-12
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes ☐ No ☒

As of November 10, 2020, the Registrant had approximately 20.2 million shares of common stock outstanding.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST V, INC.

PART I

FINANCIAL INFORMATION

Item 1.                 Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Investment property:
Land and improvements	$73,509	$65,767
Building and improvements	266,851	227,938
Furniture, fixtures and equipment	7,982	7,231
Gross investment property	348,342	300,936
Less accumulated depreciation	(58,344)	(49,693)
Net investment property	289,998	251,243

Cash and cash equivalents	27,811	15,802
Marketable securities, available for sale	3,653	5,496
Restricted cash	7,356	4,148
Note receivable, net	12,355	10,423
Prepaid expenses and other assets	1,895	1,318
Assets held for sale	-	18,192

Total Assets	$343,068	$306,622

Liabilities and Stockholders' Equity
Notes payable, net	$248,034	$183,788
Accounts payable and accrued and other liabilities	5,154	3,717
Payables to related parties	3	6
Accrued property tax	3,677	2,326
Liabilities held for sale	-	13,686

Total liabilities	256,868	203,523

Commitments and Contingencies

Stockholders' Equity:

Company's stockholders' equity:
Preferred stock, $.0001 par value per share; 50.0 million shares authorized, none issued and outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value per share; 350.0 million shares authorized, 20.2 million and 22.2 million shares issued and outstanding, respectively	2	2
Additional paid-in-capital	189,217	204,912
Accumulated other comprehensive income	144	111
Accumulated deficit	(101,380)	(102,404)

Total Company's stockholders' equity	87,983	102,621
Noncontrolling interests	(1,783)	478

Total Stockholders' Equity	86,200	103,099

Total Liabilities and Stockholders' Equity	$343,068	$306,622

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Operations and Comprehensive Income

(dollars and shares in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Rental revenues	$10,185	$9,575	$29,662	$27,619

Expenses
Property operating expenses	3,694	3,622	9,749	9,494
Real estate taxes	1,496	1,412	4,161	3,844
General and administrative	1,634	1,514	4,745	4,658
Depreciation and amortization	3,145	3,402	9,067	9,851
Total operating expenses	9,969	9,950	27,722	27,847

Operating income/(loss)	216	(375)	1,940	(228)

Interest expense, net	(2,556)	(2,494)	(7,087)	(6,753)
Interest income	465	503	1,402	1,163
Gain on sale of investment property	-	-	5,474	-
Other income, net	196	124	522	452
Net (loss)/income	(1,679)	(2,242)	2,251	(5,366)
Net loss/(income) attributable to noncontrolling interests	5	78	(1,227)	94
Net (loss)/income attributable to the Company's shares	$(1,674)	$(2,164)	$1,024	$(5,272)
Weighted average shares outstanding:
Basic and diluted	20,201	22,680	20,925	23,058
Basic and diluted (loss)/income per share	$(0.08)	$(0.10)	$0.05	$(0.23)
Comprehensive (loss)/income:
Net (loss)/income	$(1,679)	$(2,242)	$2,251	$(5,366)
Other comprehensive (loss)/income:
Holding (loss)/gain on marketable securities, available for sale	(4)	24	96	249
Reclassification adjustment for (gain)/loss included in net (loss)/income	(11)	-	(63)	54
Foreign currency translation loss	-	-	-	(35)

Total other comprehensive (loss)/income	(15)	24	33	268
Comprehensive (loss)/income:	(1,694)	(2,218)	2,284	(5,098)
Comprehensive loss/(income) attributable to noncontrolling interests	5	78	(1,227)	94
Comprehensive (loss)/income attributable to the Company's shares	$(1,689)	$(2,140)	$1,057	$(5,004)

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars and shares in thousands)

(unaudited)

					Additional	Accumulated Other			Total
	Convertible Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss)/Income	Deficit	Interests	Equity
BALANCE, December 31, 2018	1	$-	23,432	$2	$214,537	$(217)	$(95,295)	$794	$119,821

Net loss	-	-	-	-	-	-	(5,272)	(94)	(5,366)
Distributions paid to noncontrolling interests	-	-	-	-	-	-	-	(179)	(179)
Redemption and cancellation of shares	-	-	(932)	-	(7,367)	-	-	-	(7,367)
Contributions received from noncontrolling interests	-	-	-	-	-	-	-	30	30
Other comprehensive income:
Holding gain on marketable securities, available for sale	-	-	-	-	-	249	-	-	249
Foreign currency translation loss	-	-	-	-	-	(35)	-	-	(35)
Reclassification adjustment for loss on sale of marketable securities included in net loss	-	-	-	-	-	54	-	-	54
									-
BALANCE, September 30, 2019	1	$-	22,500	$2	$207,170	$51	$(100,567)	$551	$107,207

					Additional	Accumulated Other			Total
	Convertible Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss)/Income	Deficit	Interests	Equity
BALANCE, June 30, 2019	1	$-	22,811	$2	$209,670	$27	$(98,403)	$649	$111,945

Net loss	-	-	-	-	-	-	(2,164)	(78)	(2,242)
Distributions paid to noncontrolling interests	-	-	-	-	-	-	-	(17)	(17)
Redemption and cancellation of shares	-	-	(311)	-	(2,500)	-	-	-	(2,500)
Contributions received from noncontrolling interests	-	-	-	-	-	-	-	(3)	(3)
Other comprehensive income:
Holding gain on marketable securities, available for sale	-	-	-	-	-	24	-	-	24

BALANCE, September 30, 2019	1	$-	22,500	$2	$207,170	$51	$(100,567)	$551	$107,207

					Additional	Accumulated Other			Total
	Convertible Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interests	Equity
BALANCE, December 31, 2019	1	$-	22,223	$2	$204,912	$111	$(102,404)	$478	$103,099

Net income	-	-	-	-	-	-	1,024	1,227	2,251
Distributions paid to noncontrolling interests	-	-	-	-	-	-	-	(3,488)	(3,488)
Tender of common stock	-	-	(2,030)	-	(15,695)	-	-	-	(15,695)
Other comprehensive loss:
Holding gain on marketable securities, available for sale	-	-	-	-	-	96	-	-	96
Reclassification adjustment for gain on sale of marketable securities included in net income	-	-	-	-	-	(63)	-	-	(63)

BALANCE, September 30, 2020	1	$-	20,193	$2	$189,217	$144	$(101,380)	$(1,783)	$86,200

					Additional	Accumulated Other			Total
	Convertible Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss)/Income	Deficit	Interests	Equity
BALANCE, June 30, 2020	1	$-	20,220	$2	$189,311	$159	$(99,706)	$(1,567)	$88,199
							-
Net loss	-	-	-	-	-	-	(1,674)	(5)	(1,679)
Distributions paid to noncontrolling interests	-	-	-	-	-	-	-	(211)	(211)
Tender of common stock	-	-	(27)	-	(94)	-	-	-	(94)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	-	-	(4)	-	-	(4)
Reclassification adjustment for gain on sale of marketable securities included in net loss	-	-	-	-	-	(11)	-	-	(11)

BALANCE, September 30, 2020	1	$-	20,193	$2	$189,217	$144	$(101,380)	$(1,783)	$86,200

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$2,251	$(5,366)
Adjustments to reconcile net income/(loss) to net cash
provided by operating activities:
Depreciation and amortization	9,067	9,851
Amortization of deferred financing fees	432	464
Gain on sale of investment property	(5,474)	-
Non-cash interest income	(1,295)	(719)
Other non-cash adjustments	(63)	66
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses and other assets	(93)	2,843
Increase in accounts payable and accrued and other liabilities	1,461	2,191
Decrease in payables to related parties	(3)	(300)

Net cash provided by operating activities	6,283	9,030

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(48,035)	(77,971)
Purchases of marketable securities	(1,280)	(2,247)
Proceeds from sale of marketable securities	3,220	11,450
Funding of note receivable, net	(636)	(7,771)
Acquisition fee paid on note receivable	-	(175)
Proceeds from sale of investment property, net of closing costs	23,673	-
Proceeds from disposition of investment in unconsolidated joint venture	-	10,944

Net cash used in investing activities	(23,058)	(65,770)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	65,620	72,214
Payments on notes payable	(12,862)	(619)
Proceeds from advance from advisor	25,000	-
Payments on advance from advisor	(25,000)	-
Payment of loan fees and expenses	(1,583)	(1,428)
Tender of common stock	(15,695)	-
Redemption and cancellation of common stock	-	(7,367)
Contributions received from noncontrolling interests	-	30
Distributions to noncontrolling interests	(3,488)	(179)

Net cash provided by financing activities	31,992	62,651

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	-	(35)
Net change in cash, cash equivalents and restricted cash	15,217	5,876
Cash, cash equivalents and restricted cash, beginning of year	19,950	32,652
Cash, cash equivalents and restricted cash, end of period	$35,167	$38,528

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$6,538	$3,934
Capital expenditures for real estate in accrued liabilities and accounts payable	$259	$279
Holding gain on marketable securities, available for sale	$33	$303

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$27,811	$33,958
Restricted cash	7,356	4,570
Total cash, cash equivalents and restricted cash	$35,167	$38,528

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

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  We have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily.  We have purchased existing, income-producing properties, and newly-constructed properties. We have also invested in other real estate-related investments such as mortgage and mezzanine loans. We intend to hold the various real properties in which we have invested until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. We currently have one operating segment. As of September 30, 2020, we had eight real estate investments (five wholly owned properties and three properties consolidated through investments in joint ventures) and one real estate-related investment (mezzanine loan).

Substantially all of our business is conducted through Lightstone REIT V OP LP, a limited partnership organized in Delaware (the “Operating Partnership”).  As of September 30, 2020, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner.  As of September 30, 2020, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

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

Organization

In connection with our initial capitalization, we issued 22,500 shares of our common stock and 1,000 shares of our convertible stock to our previous advisor on January 19, 2007.  The 1,000 shares of convertible stock were transferred to an affiliate of Lightstone on February 10, 2017 and remain outstanding as of September 30, 2020.

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

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic leading many countries, including the United States, particularly at the individual state level, to impose various restrictions and other measures, including, but not limited to, mandatory closures, quarantines, limitations on travel, “shelter in place” rules and certain other measures in an effort to reduce its duration and spread. The COVID-19 pandemic has continued to evolve and while most states have initiated a phased approach allowing for reductions and/or lifting of restrictions, the situation remains highly unpredictable and dynamic.

Lightstone Value Plus Real Estate Investment Trust V, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company’s consolidated portfolio of properties currently consists of seven multi-family apartment complexes and one student housing complex. Despite past and current restrictions and mitigation strategies, the Company’s multi-family properties still have not yet seen any significant impact from the COVID-19 pandemic. The Company’s student housing complex, which consists of the River Club Apartments and the Townhomes at River Club, are located in Athens, Georgia and principally serve as “off-campus” lodging for students attending the University of Georgia (“UGA”). Leases for the River Club Apartments and Townhomes at River Club generally have a term of one year running from August through July. UGA previously transitioned to online instruction during its Spring 2020 semester and for its other course offerings throughout the summer. However, UGA returned to “on-campus” classes for its Fall 2020 semester which are currently taking place. The Company’s student housing complex is located “off-campus” and therefore, its tenants are not required to vacate even if UGA does not conduct “on-campus” classes. However, if UGA decides to return to online instruction for its students in lieu of “on-campus” classes in future semesters, it could adversely impact leasing demand, occupancy levels and the operating results of the Company’s student housing complex in future periods. Additionally, the Company’s note receivable relates to a condominium development project located in New Yok City (the “Condominium Project”), which is subject to similar restrictions and risks. To date, the Company’s note receivable has not been significantly impacted by the COVID-19 pandemic.

While the Company’s business has not yet seen any material impact from the COVID-19 pandemic, the extent to which it may be affected in future periods remains highly uncertain and cannot be reasonably predicted.

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

In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing GAAP, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. As of September 30, 2020, the Company had not entered into any lease modification agreements with any of its tenants as a result of the COVID-19 pandemic. Accordingly, the Company is still evaluating the impact of this policy election and has not yet concluded on whether it will apply the election.

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

The capitalization rate for the acquisition of the Autumn Breeze Apartments was approximately 4.86%. The Company calculates the capitalization rate for a real property by dividing the net operating income (“NOI”) of the property by the purchase price of the property, excluding costs. For purposes of this calculation, NOI was based upon the twelve months ended February 29, 2020. Additionally, NOI is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

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

Lightstone Value Plus Real Estate Investment Trust V, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The 500 West 22nd Street Mezzanine Loan bears interest at a rate of LIBOR + 11.0% per annum with a floor of 13.493% (13.493% as of September 30, 2020). The Company received an origination fee of 1.0% of the loan balance, or approximately $0.1 million, which is presented in the consolidated balance sheets as a direct deduction from the carrying value of the 500 West 22nd Street Mezzanine Loan and is being amortized to interest income, using a straight-line method that approximates the effective interest method, over the initial term of the 500 West 22nd Street Mezzanine Loan. The 500 West 22nd Street Mezzanine Loan may be extended two additional six-month periods by the 500 West 22nd Street Mezzanine Loan Borrower provided certain conditions are met, including the establishment of an additional reserve for interest and the payment of an extension fee equal to 0.25% of the outstanding loan balance.

In connection with the initial funding under the 500 West 22nd Street Mezzanine Loan, the Company retained approximately $2.1 million of the proceeds to establish a reserve for interest and other items, which is presented in the consolidated balance sheets as a direct deduction from the carrying value of the 500 West 22nd Street Mezzanine Loan and are being applied against the first 8.0% of monthly interest due during the initial term of the 500 West 22nd Street Mezzanine Loan. Through September 30, 2020, approximately $1.5 million of the reserve has been recognized as interest income and the remaining balance of the reserve was approximately $0.6 million as of September 30, 2020. The additional monthly interest due above the 8.0% threshold is added to the balance of the 500 West 22nd Street Mezzanine Loan and payable at maturity. As of September 30, 2020, approximately $1.0 million of additional interest due is included in the balance of the 500 West 22nd Street Mezzanine Loan.

During the three and nine months ended September 30, 2020, the Company recorded approximately $0.5 million and $1.3 million, respectively, of interest income related to the note receivable and during the three and nine months ended September 30, 2019, the Company recorded approximately $0.3 million and $0.7 million, respectively, of interest income related to the note receivable. As of September 30, 2020, the outstanding principal balance of the 500 West 22nd Street Mezzanine Loan was approximately $12.4 million.

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

As of September 30, 2020 and December 31, 2019, management estimated that the carrying value of cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable, accrued and other liabilities, accrued property tax and payables to related parties were at amounts that reasonably approximated their fair value based on their highly-liquid nature and short-term maturities. The carrying amount of the note receivable approximates fair value because the interest rate is variable and reflective of the market rate. The fair value of the notes payable is categorized as a Level 2 in the fair value hierarchy. The fair value was estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2020 and December 31, 2019. Carrying amounts of our notes payable and the related estimated fair value is summarized as follows:

	As of September 30, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable	$252,159	$254,945	$186,761	$187,304

6.                  Marketable Securities and Fair Value Measurements

Marketable Securities

Lightstone Value Plus Real Estate Investment Trust V, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of September 30, 2020
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate and Government Bonds	$3,509	$145	$(1)	$3,653

	As of December 31, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate and Government Bonds	$5,385	$113	$(2)	$5,496

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of September 30, 2020, the Company did not recognize any impairment charges.

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

The fair values of the Company’s investments in debt securities are measured using quoted prices for these investments; however, the markets for these assets are not active. As of September 30, 2020, all of the Company’s debt securities were classified as Level 2 assets and there were no transfers between the level classifications during the nine months ended September 30, 2020.

Lightstone Value Plus Real Estate Investment Trust V, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of September 30, 2020
Due in 1 year	$517
Due in 1 year through 5 years	3,136
Due in 5 years through 10 years	-
Due after 10 years	-
Total	$3,653

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

Lakes of Margate

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

However, because of the COVID-19 pandemic the Company subsequently decided during the second quarter of 2020 to discontinue its marketing efforts and to retain the property for the foreseeable future. Additionally, the Company obtained a new 10-year mortgage financing on the property, which previously was unencumbered, on June 26, 2020 (see Note 8). As a result, the Company determined the property should no longer be classified as held for sale effective as of June 30, 2020 because a sale was no longer considered probable within the next 12 months.  Since the fair value of the property was in excess of the Company’s carrying value, the Company recorded catch-up depreciation for the period the property was previously classified as held for sale. In addition, the Company is no longer classifying the long-lived asset as held for sale for all periods presented on the consolidated balance sheets.

8.       Notes Payable

Notes payable consists of the following:

Property	Interest Rate	Weighted Average Interest Rate as of September 30, 2020	Maturity Date	Amount Due at Maturity	As of September 30, 2020	As of December 31, 2019
River Club and the Townhomes at River Club	LIBOR + 1.78%	1.93%	May 1, 2025	$28,419	$30,359	$30,359

Lakes of Margate	LIBOR + 2.98%	3.14%	July 1, 2030	32,702	35,700	-

Arbors Harbor Town	4.53%	4.53%	December 28, 2025	29,000	29,000	29,000

Parkside	4.45%	4.45%	June 1, 2025	15,782	17,366	17,588

Axis at Westmont	4.39%	4.39%	February 1, 2026	34,343	37,600	37,600

Valley Ranch Apartments	4.16%	4.16%	March 1, 2026	43,414	43,414	43,414

Flats at Fishers	3.78%	3.78%	July 1, 2026	26,090	28,800	28,800

Autumn Breeze Apartments	3.39%	3.39%	April 1, 2030	25,518	29,920	-

Total notes payable		3.71%		$235,268	252,159	186,761

Less: Deferred financing costs					(4,125)	(2,973)

Total notes payable, net					$248,034	$183,788

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

The following table provides information with respect to the contractual maturities and scheduled principal repayments of the Company’s indebtedness as of September 30, 2020.

	2020	2021	2022	2023	2024	Thereafter	Total
Principal maturities	$77	$1,023	$1,468	$2,498	$3,490	$243,603	$252,159

Less: deferred financing costs							(4,125)

Total notes payable, net							$248,034

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

10.    Related Party Transactions

The Company has agreements with the Advisor providing for the payment of certain fees and reimbursement of administrative services costs (the “Administrative Services Reimbursement”) in exchange for services performed and costs incurred by the Advisor and/or its affiliated entities. Amounts the Company owes to the Advisor and its affiliated entities, which are principally for these fees and the Administrative Services Reimbursement, are classified as payables to related parties on the consolidated balance sheets.

On June 10, 2020, the advisory management agreements were extended an additional year through June 10, 2021. For the period June 11, 2020 through June 10, 2021, the Administrative Services Reimbursement is limited to the lesser of the actual costs incurred or $1.33 million.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

Lightstone Value Plus Real Estate Investment Trust V, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Acquisition fees and acquisition expense reimbursement (1)	$-	$17	$764	$1,404
Debt financing fees (2)	-	-	656	722
Property management fees (property operating expenses)	123	131	350	337
Administrative services reimbursement (general and administrative costs)	333	328	989	972
Asset management fees (general and administrative costs)	691	624	2,014	1,792

Total	$1,147	$1,100	$4,773	$5,227

(1)	Capitalized to the corresponding asset and amortized over its estimated useful life.
(2)	Capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan.

Advance from Advisor

On March 16, 2020, the Advisor provided an advance of $25.0 million to the Company that bore interest at a fixed-rate of 5.00%. On March 31, 2020, the Company repaid $15.0 million of the advance and on June 29, 2020, the Company repaid the remaining $10.0 million of the advance and aggregate accrued interest of $0.2 million. Approximately $0.2 million of interest expense was incurred on the advance during the nine months ended September 30, 2020.

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

Executive Overview

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis.  In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who were distressed or faced time-sensitive deadlines.  In addition, our opportunistic and value-add investment strategy has included investments in real estate-related assets that present opportunities for higher current income. Since inception, we have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily. We have purchased existing, income-producing properties and newly constructed properties. We have also invested in mortgage and mezzanine loans. We have made our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. As of September 30, 2020, our investments included multifamily and student housing communities and a note receivable. All of our current investments are located in the United States. We currently intend to hold our various real properties until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

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

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic leading many countries, including the United States, particularly at the individual state level, to impose various restrictions and other measures, including, but not limited to, mandatory closures, quarantines, limitations on travel, “shelter in place” rules and certain other measures in an effort to reduce its duration and spread. The COVID-19 pandemic has continued to evolve and while most states have initiated a phased approach allowing for reductions and/or lifting of restrictions, the situation remains highly unpredictable and dynamic.

Our consolidated portfolio of properties currently consists of seven multi-family apartment complexes and one student housing complex. Despite past and current restrictions and mitigation strategies, our multi-family properties still have not yet seen any significant impact from the COVID-19 pandemic. Our student housing complex, which consists of the River Club Apartments and the Townhomes at River Club, are located in Athens, Georgia and principally serve as “off-campus” lodging for students attending the University of Georgia (“UGA”). Leases for the River Club Apartments and Townhomes at River Club generally have a term of one year running from August through July. UGA previously transitioned to online instruction during its Spring 2020 semester and for its other course offerings throughout the summer. However, UGA returned to “on-campus” classes for its Fall 2020 semester which are currently taking place. Our student housing complex is located “off-campus” and therefore, its tenants are not required to vacate even if UGA does not conduct “on-campus” classes. However, if UGA decides to return to online instruction for its students in lieu of “on-campus” classes in future semesters, it could adversely impact leasing demand, occupancy levels and the operating results of our student housing complex in future periods. Additionally, our note receivable relates to a condominium development project located in New Yok City (the “Condominium Project”), which is subject to similar restrictions and risks. To date, our note receivable has not been significantly impacted by the COVID-19 pandemic.

While the Company’s business has not yet seen any material impact from the COVID-19 pandemic, the extent to which it may be affected in future periods remains highly uncertain and cannot be reasonably predicted

If our properties and real estate-related investments are negatively impacted in future periods for an extended period because (i) tenants are unable to pay their rent, (ii) demand for our student housing complex declines, and (iii) the borrower is unable to pay scheduled debt service on the outstanding note receivable; our business and financial results could be materially and adversely impacted. While we have implemented various cost reduction strategies, including the deferral of certain non-critical capital expenditures, there can be no assurance that these cost savings will fully mitigate the potential adverse impact of any lost revenue and income.

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

Liquidity and Capital Resources

We had unrestricted cash and cash equivalents of $27.8 million and marketable securities, available for sale of $3.7 million as of September 30, 2020. Our principal demands for funds going forward will be for the payment of (a) operating expenses, (b) interest and principal payments on our outstanding indebtedness. We also may, at our discretion use funds for (a) tender offers and/or redemptions of shares of our common stock, (b) distributions, if any, to our shareholders, and (c) selective acquisitions and/or real estate-related investments. Generally, we expect to meet our cash needs with our cash on hand and cash flow from operations. However, to the extent that our cash on hand and cash flow from operations are not sufficient to cover our cash needs, we may use proceeds from additional borrowings and/or selective asset sales to fund such needs. We have borrowed and may continue to borrow money to acquire properties and make other investments.  Under our charter, the maximum amount of our indebtedness is limited to 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors.  In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Our policy limitation, however, does not apply to individual real estate assets.

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

As of September 30, 2020, our outstanding notes payable were $248.0 million, net of deferred financing fees of $4.1 million and had a weighted average interest rate of 3.7%. As of December 31, 2019, the Company had notes payable of $183.8 million, net of deferred financing fees of $3.0 million, with a weighted average interest rate of 4.1%.

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

One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of September 30, 2020 (dollars in thousands).

Contractual Obligations	2020	2021	2022	2024	2023	Thereafter	Total
Notes Payable	$77	$1,023	$1,468	$2,498	$3,490	$243,603	$252,159
Interest Payments	2,642	9,458	9,402	9,335	9,249	18,627	58,713

Total Contractual Obligations	$2,719	$10,481	$10,870	$11,833	$12,739	$262,230	$310,872

Advance from Advisor

On March 16, 2020, the Advisor provided an advance of $25.0 million to us that bore interest at a fixed-rate of 5.00%. On March 31, 2020, we repaid $15.0 million of the advance and on June 29, 2020, we repaid the remaining $10.0 million of the advance and aggregate accrued interest of $0.2 million. Approximately $0.2 million of interest expense was incurred on the advance during the nine months ended September 30, 2020.

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

Results of Operations

As of September 30, 2020, we had eight real estate investments (five wholly owned properties and three properties consolidated through investments in joint ventures) and one real estate-related investment (mezzanine loan).

The tables below reflect occupancy and effective monthly rental rates for our operating properties owned as of September 30, 2020:

	Occupancy		Effective Monthly Rent per Bed/Unit(1)
	As of September 30,		As of September 30,
Property	2020	2019	2020	2019
River Club and the Townhomes at River Club	97%	99%	$471.84	$449.93	per bed
Lakes of Margate	95%	97%	1,425.76	1,381.27	per unit
Arbors Harbor Town	95%	93%	1,331.67	1,359.28	per unit
Parkside	95%	96%	1,179.61	1,098.13	per unit
Flats at Fishers	96%	94%	1,169.65	1,139.28	per unit
Axis at Westmont	94%	93%	1,167.06	1,156.97	per unit
Valley Ranch Apartments (2)	95%	92%	1,378.67	1,446.60	per unit
Autumn Breeze Apartments (3)	95%	N/A	1,058.45	N/A	per unit

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

(2)	The Valley Ranch Apartments were acquired on February 14, 2019.

(3)	The Autumn Breeze Apartments were acquired on March 17, 2020.

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

Three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

The following table provides summary information about our results of operations (dollars in thousands):

	Three Months Ended				Change	Change	Change
	September 30,		Increase/	Percentage	due to	due to	due to
	2020	2019	(Decrease)	Change	Acquisitions(1)	Dispositions(2)	Same Store(3)
Rental revenues	$10,185	$9,575	$610	6.0%	$940	$(594)	$264
Property operating expenses	3,694	3,622	72	2.0%	342	(206)	(64)
Real estate taxes	1,496	1,412	84	6.0%	171	(82)	(5)
General and administrative	1,634	1,514	120	8.0%	6	(6)	120
Depreciation and amortization	3,145	3,402	(257)	(8.0%)	455	(286)	(426)
Interest expense, net	2,556	2,494	62	2.0%	274	(208)	(4)

Notes:

(1)	Represents the effect on our operating results for the periods indicated resulting from our 2020 acquisition of the Autumn Breeze Apartments.
(2)	Represents the effect on our results for the periods indicated resulting from our 2020 disposition of the Gardens Medical Pavilion.
(3)	Represents the change for the three months ended September 30, 2020 compared to the same period in 2019 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Our results for Same Store properties for the three months ended September 30, 2020 and 2019 include River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town, Parkside, Flats at Fishers, Axis at Westmont and the Valley Ranch Apartments.

The following table reflects total rental revenues and total property operating expenses for the three months ended September 30, 2020 and 2019 for: (i) our Same Store properties, (ii) the 2020 Acquisition and (iii) the Disposition (dollars in thousands):

	Three Months Ended September 30,
Description	2020	2019	Change
Rental Revenues:
Same Store	$9,245	$8,981	$264
2020 Acquisition	940	-	940
Disposition	-	594	(594)
Total rental revenues	$10,185	$9,575	$610

Property operating expenses:
Same Store	$3,352	$3,416	$(64)
2020 Acquisition	342	-	342
Disposition	-	206	(206)
Total property operating expenses	$3,694	$3,622	$72

Revenues.  Rental revenues for the three months ended September 30, 2020 were $10.2 million, an increase of $0.6 million, compared to $9.6 million for the same period in 2019.  Excluding the effect of our acquisition and disposition activities, our rental revenues increased by $0.3 million for our Same Store properties primarily as a result of increases in the average monthly rent per unit.

Property Operating Expenses.    Property operating expenses for the three months ended September 30, 2020 were $3.7 million, a slight increase of $0.1 million, compared to $3.6 million for the same period in 2019. Excluding the effect of our acquisition and disposition activities, our property operating expenses decreased slightly by $0.1 million for our Same Store properties.

Real Estate Taxes.  Real estate taxes for the three months ended September 30, 2020 were $1.5 million, a slight increase of $0.1 million, compared to $1.4 million for the same period in 2019. Excluding the effect of our acquisition and disposition activities, our real estate taxes were flat for our Same Store properties.

General and Administrative Expenses.   General and administrative expenses for the three months ended September 30, 2020 was $1.6 million, a slight increase of $0.1 million, compared to $1.5 million for the same period in 2019. Excluding the effect of our acquisition and disposition activities, our general and administrative expenses decreased slightly by $0.1 million for our Same Store properties.

Depreciation and Amortization.   Depreciation and amortization expense for the three months ended September 30, 2020 was $3.1 million, a decrease of $0.4 million, compared to $3.4 million for the same period in 2019. Excluding the effect of our acquisition and disposition activities, depreciation and amortization expenses decreased by $0.4 million for our Same Store properties primarily as a result of the decreased amortization expense resulting from in-place lease intangibles becoming fully amortized during the first quarter of 2020.

Interest Expense, net.   Interest expense for the three months ended September 30, 2020 was $2.6 million, a slight increase of $0.1 million, compared to $2.5 million for the same period in 2019. Excluding the effect of our acquisition and disposition activities, interest expense was flat for our Same Store properties.

Nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

The following table provides summary information about our results of operations (dollars in thousands):

	Nine Months Ended				Change	Change	Change
	September 30,		Increase/	Percentage	due to	due to	due to
	2020	2019	(Decrease)	Change	Acquisitions(1)	Dispositions(2)	Same Store(3)
Rental revenues	$29,662	$27,619	$2,043	7.0%	$2,841	$(1,662)	$864
Property operating expenses	9,749	9,494	255	3.0%	949	(525)	(169)
Real estate taxes	4,161	3,844	317	8.0%	527	(233)	23
General and administrative	4,745	4,658	87	2.0%	26	(39)	100
Depreciation and amortization	9,067	9,851	(784)	(8.0%)	537	(829)	(492)
Interest expense, net	7,087	6,753	334	5.0%	778	(546)	102
Gain on sale of real estate	5,474	-	5,474	100.0%	-	5,474	-

Notes:

(1)	Represents the effect on our operating results for the periods indicated resulting from our 2019 acquisition of the Valley Ranch Apartments and our 2020 acquisition of the Autumn Breeze Apartments.
(2)	Represents the effect on our results for the periods indicated resulting from our 2020 disposition of the Gardens Medical Pavilion.
(3)	Represents the change for the nine months ended September 30, 2020 compared to the same period in 2019 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Our results for Same Store properties for the nine months ended September 30, 2020 and 2019 include River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town, Parkside, Flats at Fishers and the Axis at Westmont.

The following table reflects total rental revenues and total property operating expenses for the nine months ended September 30, 2020 and 2019 for: (i) our Same Store properties, (ii) the Acquisitions and (iii) the Disposition (dollars in thousands):

	Nine Months Ended September 30,
Description	2020	2019	Change
Rental Revenues:
Same Store	$22,732	$21,868	$864
Acquisitions	6,827	3,986	2,841
Disposition	103	1,765	(1,662)
Total rental revenues	$29,662	$27,619	$2,043

Property operating expenses:
Same Store	$7,818	$7,987	$(169)
Acquisitions	1,916	967	949
Disposition	15	540	(525)
Total property operating expenses	$9,749	$9,494	$255

Revenues.  Rental revenues for the nine months ended September 30, 2020 were $29.7 million, an increase of $2.0 million, compared to $27.6 million for the same period in 2019.  Excluding the effect of our acquisition and disposition activities, our rental revenues increased by $0.9 million for our Same Store properties primarily as a result of increases in average monthly rent per unit.

Property Operating Expenses.    Property operating expenses for the nine months ended September 30, 2020 were $9.7 million, an increase of $0.2 million, compared to 9.5 million for the same period in 2019. Excluding the effect of our acquisition and disposition activities, our property operating expenses decreased by $0.3 million for our Same Store properties.

Real Estate Taxes.  Real estate taxes for the nine months ended September 30, 2020 were $4.2 million, an increase of $0.4 million, compared to $3.8 million for the same period in 2019. Excluding the effect of our acquisition and disposition activities, our real estate taxes were flat for our Same Store properties.

General and Administrative Expenses.   General and administrative expenses for the nine months ended September 30, 2020 and 2019 were relatively flat at $4.7 million.

Depreciation and Amortization.   Depreciation and amortization expense for the nine months ended September 30, 2020 was $9.1 million, a decrease of $0.8 million, compared to $9.9 million for the same period in 2019. Excluding the effect of our acquisition and disposition activities, depreciation and amortization decreased by $0.5 million for our Same Store Properties primarily as a result of the of decreased amortization expense resulting from in-place lease intangibles becoming fully amortized during the first quarter of 2020.

Interest Expense, net.   Interest expense for the nine months ended September 30, 2020 was $7.1 million, an increase of $0.3 million, compared to $6.8 million for the same period in 2019. Excluding the effect of our acquisition and disposition activities, interest expense increased slightly by $0.1 million for our Same Store properties.

Gain on Sale of Investment Property.   During the first quarter of 2020, we recognized a gain on the sale of the Gardens Medical Pavilion of approximately $5.5 million.

Related Party Transactions

We have agreements with the Advisor providing for the payment of certain fees and reimbursement of administrative services costs (the “Administrative Services Reimbursement”) in exchange for services performed and costs incurred by the Advisor and/or its affiliated entities. Amounts we owe to the Advisor and its affiliated entities, which are principally for these fees and the Administrative Services Reimbursement, are classified as payables to related parties on the consolidated balance sheets.

On June 10, 2020, the advisory management agreements were extended an additional year through June 10, 2021. For the period June 11, 2020 through June 10, 2021, the Administrative Services Reimbursement is limited to the lesser of the actual costs incurred or $1.33 million.

The following table represents the fees incurred associated with the payments to our Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Acquisition fees and acquisition expense reimbursement (1)	$-	$17	$764	$1,404
Debt financing fees (2)	-	-	656	722
Property management fees (property operating expenses)	123	131	350	337
Administrative services reimbursement (general and administrative costs)	333	328	989	972
Asset management fees (general and administrative costs)	691	624	2,014	1,792

Total	$1,147	$1,100	$4,773	$5,227

(1)	Capitalized to the corresponding asset and amortized over its estimated useful life.
(2)	Capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan.

Summary of Cash Flows

Operating activities

The net cash provided by operating activities of $6.3 million for the nine months ended September 30, 2020 consisted primarily of our net income of $2.3 million and depreciation and amortization and amortization of deferred financing costs aggregating $9.5 million offset by a gain on the sale of investment property from the sale of the Gardens Medical Pavilion of $5.5 million.

Investing activities

The net cash used in investing activities of $23.1 million for the nine months ended September 30, 2020 consists primarily of the following:

•	the acquisition of the Autumn Breeze Apartments for $45.0 million;

•	capital expenditures of $3.0 million;

•	net proceeds of $1.9 million from the sale and purchase of marketable securities;

•	funding of note receivable of $0.6 million; and

•	proceeds from the sale of the Gardens Medical Pavilion of $23.7 million.

Financing activities

The net cash provided by financing activities of $32.0 million for the nine months ended September 30, 2020 consists primarily of the following:

•	net proceeds from notes payable of $64.0 million;

•	aggregate payments of $15.7 million to tender approximately 2.0 million shares of common stock;

•	aggregate Advances from advisor of $25.0 million and aggregate repayments of advances from Advisor of $25.0 million:

•	debt principal payments of $12.9 million (including $12.6 million for the repayment in full of the Gardens Medical Pavilion mortgage loan); and

•	distributions paid to noncontrolling interests of $3.5 million.

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

Our calculations of FFO and MFFO are presented below (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Description	2020	2019	2020	2019
Net (loss)/income	$(1,679)	$(2,242)	$2,251	$(5,366)
FFO adjustments:
Depreciation and amortization of real estate assets	3,145	3,402	9,067	9,851
Gain on sale of investment property	-	-	(5,474)	-
FFO	1,466	1,160	5,844	4,485
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(1)	-	-	-	10
Noncash adjustments:
Amortization of above or below market leases and liabilities(2)	-	(22)	-	(60)
Mark-to-market adjustments(3)	(4)	-	5	-
Non-recurring (loss)/gain from extinguishment/sale of debt, derivatives or securities holdings(4)	(11)	-	(63)	54
MFFO before straight-line rent	1,451	1,138	5,786	4,489
Straight-line rent(5)	-	16	(32)	19
MFFO - IPA recommended format	$1,451	$1,154	$5,754	$4,508

Net (loss)/income	$(1,679)	$(2,242)	$2,251	$(5,366)
Less: loss/(income) attributable to noncontrolling interests	5	78	(1,227)	94
Net (loss)/income applicable to Company's common shares	$(1,674)	$(2,164)	$1,024	$(5,272)
Net (loss)/income per common share, basic and diluted	$(0.08)	$(0.10)	$0.05	$(0.23)

FFO	$1,466	$1,160	$5,844	$4,485
Less: FFO attributable to noncontrolling interests	(89)	(83)	(368)	(373)
FFO attributable to Company's common shares	$1,377	$1,077	$5,476	$4,112
FFO per common share, basic and diluted	$0.07	$0.05	$0.26	$0.18

MFFO - IPA recommended format	$1,451	$1,154	$5,754	$4,508
Less: MFFO attributable to noncontrolling interests	(89)	(81)	(362)	(366)
MFFO attributable to Company's common shares	$1,362	$1,073	$5,392	$4,142

Weighted average number of common shares outstanding, basic and diluted	20,201	22,680	20,925	23,058

1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of September 30, 2020, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control-New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of September 30, 2020, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST V, INC.

Date: November 12, 2020	By:	/s/ Mitchell C. Hochberg
Mitchell C. Hochberg
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 12, 2020, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed or furnished herewith
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.