Form 10-K
period 2020-12-31
Lightstone Value Plus Real Estate Investment Trust V, Inc.
filed 2021-03-25
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

There is no established market for the Registrant’s common stock. The Registrant has adopted a Policy for Estimation of Common Stock Value (the “Estimated Valuation Policy”) pursuant to which it has estimated the net asset value per share of its common stock (“NAV per Share”).  As of September 30, 2020, the estimated NAV per Share was $9.42. For a full description of the methodologies used to estimate the NAV per Share of the Registrant’s common stock, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Market Information” included in this Annual Report on Form 10-K. There were 20.2 million shares of common stock outstanding as of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter. As of March 15, 2021, the registrant had 20.2 million shares of common stock outstanding.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST V, INC.

FORM 10-K

Year Ended December 31, 2020

i

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

●	market and economic challenges experienced by the U.S. and global economies or real estate industry as a whole and the local economic conditions in the markets in which our investments are located. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; such as recession, political upheaval or uncertainty, terrorism and acts of war, natural and man-made disasters, cybercrime, and outbreaks of contagious diseases;
●	uncertainties regarding the impact of the current COVID-19 pandemic, and restrictions and other measures intended to prevent its spread on our business and the economy generally;
●	the availability of cash flow from operating activities for distributions, if any;
●	conflicts of interest arising out of our relationships with our advisor and its affiliates;
●	our ability to retain our executive officers and other key individuals who provide advisory and property management services to us;
●	our level of debt and the terms and limitations imposed on us by our debt agreements;
●	the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;
●	our ability to make accretive investments in a diversified portfolio of assets;
●	future changes in market factors that could affect the ultimate performance of any development or redevelopment projects, including but not limited to construction costs, plan or design changes, schedule delays, availability of construction financing, performance of developers, contractors and consultants and growth in rental rates and operating costs;
●	our ability to secure leases at favorable rental rates;
●	our ability to sell our assets at a price and on a timeline consistent with our investment objectives;
●	impairment charges;
●	unfavorable changes in laws or regulations impacting our business, our assets or our key relationships; and
●	factors that could affect our ability to qualify as a real estate investment trust.

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

ii

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

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis.  In particular, we have and expect to continue to focus generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. We have and expect to continue to acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily. We have and expect to continue to purchase existing, income-producing properties, and newly-constructed properties. Additionally, we have and may continue to invest in other real estate related investments, such as mortgage and mezzanine loans. We currently intend to hold our various real properties until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. We currently have one operating segment. As of December 31, 2020, we had eight real estate investments (five wholly owned properties and three properties consolidated through investments in joint ventures) and one real estate-related investment (mezzanine loan).

Substantially all of our business is conducted through Lightstone REIT V OP LP, a limited partnership organized in Delaware (the “Operating Partnership”). As of December 31, 2020, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner. As of December 31, 2020, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

Our business is managed by an external advisor since the commencement of our initial public offering and we have no employees. Effective February 10, 2017, we engaged affiliates of The Lightstone Group, LLC (“Lightstone”), LSG-BH II Advisor LLC and LSG Development Advisor LLC (collectively, the “Advisor”), to provide advisory services to us. Lightstone is majority owned by the chairman of our board of directors, David Lichtenstein. Pursuant to the terms of an advisory agreement and subject to the oversight of our board of directors, the Advisor is responsible for managing our day-to-day affairs and for services related to our acquisition, financing and disposition activities.

Our office is located at 1985 Cedar Bridge Avenue, Suite 1, Lakewood, New Jersey 08701 and our toll-free telephone number is (888) 808-7348.

In connection with our initial capitalization, we issued 22,500 shares of our common stock and 1,000 shares of our convertible stock to our previous advisor on January 19, 2007.  The 1,000 shares of convertible stock were transferred to an affiliate of Lightstone on February 10, 2017 and remain outstanding. As of December 31, 2020, we had 20.2 million shares of common stock outstanding.

Our common stock is not currently listed on a national securities exchange. The timing of a liquidity event for our stockholders will depend upon then prevailing market conditions. Our board of directors previously targeted June 30, 2023 as the commencement of a liquidity event, however, on January 9, 2020, our board of directors elected to extend the targeted timeline until June 30, 2028 based on their assessment of our investment objectives and liquidity options for our stockholders. We can provide no assurances as to the actual timing of the commencement of a liquidity event for our stockholders or our ultimate liquidation. We will seek stockholder approval prior to liquidating our entire portfolio.

2020 Highlights

During 2020, we completed the following key transactions:

●	On January 15, 2020, we and the noncontrolling member completed the disposition of the Gardens Medical Pavilion for a contractual sales price of $24.3 million. In connection with the disposition of the Gardens Medical Pavilion, we recognized a gain on the sale of investment property of approximately $5.5 million during the year ended December 31, 2020. Approximately $12.6 million of the proceeds were used towards the repayment in full of a mortgage loan (the “Gardens Medical Mortgage”) secured by the Gardens Medical Pavilion. Additionally, approximately $1.8 million of the remaining proceeds were distributed to the noncontrolling member.
●	On March 17, 2020, we acquired a 280-unit multifamily property located in Noblesville, Indiana (the “Autumn Breeze Apartments”) from an unrelated third party for a contractual purchase price of $43.0 million. In connection with the acquisition, we subsequently entered into a 10-year $29.9 million non-recourse mortgage loan (the “Autumn Breeze Apartments Loan”) scheduled to mature on April 1, 2030. The Autumn Breeze Apartments Loan bears interest at 3.39% and requires monthly interest-only payments through June 30, 2023 and monthly principal and interest payments of approximately $0.1 million thereafter, through its stated maturity. The Autumn Breeze Apartments Loan is collateralized by the Autumn Breeze Apartments.
●	On June 26, 2020, we and the noncontrolling member entered into a 10-year, $35.7 million non-recourse mortgage loan (the "Lakes of Margate Loan") scheduled to mature on July 1, 2030. The Lakes of Margate Loan bears interest at LIBOR + 2.98% and requires monthly interest-only payments through the first four years of the term and thereafter, monthly payments of principal and interest based upon a 30-year amortization schedule. The Lakes of Margate Loan is collateralized by the Lakes of Margate. Additionally, approximately $1.4 million of the financing proceeds were distributed to the noncontrolling member.

For further information regarding our consolidated real estate properties, see Item 2. Additionally, see Note 9 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from January 1, 2021 through the date of this filing.

Investment Objectives

Our primary investment objectives are:

●	to realize growth in the value of our investments; and
●	generate income without subjecting our investors’ capital contribution to undue risk.

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

Borrowing Policies

There is no limitation on the amount we may invest in or borrow related to any single property or other investment. Under our charter, the maximum amount of our indebtedness cannot exceed 300% of our “net assets” (as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors. In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our board of directors must review our aggregate borrowings at least quarterly. As of December 31, 2020, we had an aggregate debt leverage ratio of approximately 62.4% of the aggregate value of our assets.

Disposition Policies

As each of our investments reaches what we believe to be the asset’s optimum value during the expected life of the program, we will consider disposing of the investment and may do so for the purpose of reinvesting the net sales proceeds into real estate and real estate-related investments, distributing the net sale proceeds to our stockholders or satisfying our obligations. A property may be sold before or after the expected holding period if, in the judgment of our Advisor and our independent board, the sale of the property is determined to be in our best interest and the best interests of our stockholders.

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

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic leading many countries, including the United States, particularly at the individual state level, to subsequently impose various degrees of restrictions and other measures, including, but not limited to, mandatory temporary closures, quarantine guidelines, limitations on travel, and “shelter in place” rules in an effort to reduce its duration and the severity of its spread. Although the COVID-19 pandemic has continued to evolve, most of these previously imposed restrictions and other measures have now been reduced and/or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic and its duration and extent is likely dependent on numerous developments such as the regulatory approval, mass production, administration and ultimate effectiveness of vaccines, as well as the timeline to achieve a level of sufficient herd immunity amongst the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the overall health of the U.S. economy for the foreseeable future.

Our consolidated portfolio of properties currently consists of seven multi-family apartment complexes and one student housing complex. Despite past and current restrictions and mitigation strategies, our multi-family properties still have not yet seen any significant impact from the COVID-19 pandemic. Our student housing complex, which consists of the River Club Apartments and the Townhomes at River Club, are located in Athens, Georgia and principally serve as “off-campus” lodging for students attending the University of Georgia (“UGA”). Leases for the River Club Apartments and Townhomes at River Club generally have a term of one year running from August through July. UGA previously transitioned to online instruction during its Spring 2020 semester and for its other course offerings throughout the summer. However, UGA returned to “on-campus” classes beginning with its Fall 2020 semester and has continued “on-campus” classes into the current Spring 2021 semester. Our student housing complex is located “off-campus” and therefore, our tenants are not required to vacate even if UGA does not conduct “on-campus” classes. However, if UGA decides to return to online instruction for its students in lieu of “on-campus” classes in future semesters, it could adversely impact leasing demand, occupancy levels and the operating results of our student housing complex in future periods. Additionally, our note receivable relates to a condominium development project located in New Yok City (the “Condominium Project”), which is subject to similar restrictions and risks. To date, our note receivable has not been significantly impacted by the COVID-19 pandemic.

While our business has not yet seen any material impact from the ongoing COVID-19 pandemic, the extent to which we may be affected in future periods will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted.

If our properties and real estate-related investments are negatively impacted in future periods for an extended period because (i) tenants are unable to pay their rent, (ii) demand for its student housing complex declines, and (iii) our borrower is unable to pay scheduled debt service on the outstanding note receivable; our business and financial results could be materially and adversely impacted.

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

Item 2. Properties.

General

The following table presents certain additional information about our consolidated investments in real estate as of December 31, 2020:

Property Name	Location	Date Acquired	Number of Units or Beds	Description	Encumbrances (dollars in thousands)	Ownership Interest	Occupancy as of the end of 2020	Occupancy as of the end of 2019	Effective Monthly Rent per Unit/Bed for 2020 (1)	Effective Monthly Rent per Unit/Bed for 2019 (1)
River Club and the Townhomes at River Club(2)	Athens, Georgia	April 25, 2011	1,134 beds	Student housing	$30,359	85.0%	95%	96%	$489.79	$462.39
Lakes of Margate	Margate, Florida	October 19, 2011	280 units	Multifamily	$35,700	92.5%	95%	95%	$1,393.29	$1,429.69
Arbors Harbor Town	Memphis, Tennessee	December 20, 2011	345 units	Multifamily	$29,000	100.0%	96%	92%	$1,348.42	$1,300.62
Parkside Apartments (“Parkside”)	Sugar Land, Texas	August 8, 2013	240 units	Multifamily	$17,289	90.0%	95%	93%	$1,169.59	$1,185.07
Flats at Fishers	Fishers, Indiana	November 30, 2017	306 units	Multifamily	$28,800	100.0%	96%	92%	$1,182.01	$1,125.48
Axis at Westmont	Westmont, Illinois	November 27, 2018	400 units	Multifamily	$37,600	100.0%	93%	94%	$1,177.56	$1,171.72
Valley Ranch Apartments (3)	Ann Arbor, Michigan	February 14, 2019	384 units	Multifamily	$43,414	100.0%	94%	93%	$1,449.30	$1,415.84
Autumn Breeze Apartments (4)	Noblesville, Indiana	March 17, 2020	280 units	Multifamily	$29,920	100.0%	95%	N/A	$1,057.28	N/A

(1)	Effective monthly rent is calculated using leases in place as of December 31 of the indicated year and takes into account any rent concessions.
(2)	River Club and the Townhomes at River Club consist of two student housing complexes with a total of 1,134 beds.
(3)	The Valley Ranch Apartments were acquired on February 14, 2019.
(4)	The Autumn Breeze Apartments were acquired on March 17, 2020.

The following information generally applies to our consolidated investments in our real estate properties:

●	we believe our real estate property is adequately covered by insurance and suitable for its intended purpose;
●	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and
●	depreciation is provided on a straight-line basis over the estimated useful life of the applicable improvements.

Item 3. Legal Proceedings.

From time to time in the ordinary course of business, we may become subject to legal proceedings, claims or disputes.

As of the date hereof, we are not a party to any material pending legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on our results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss. Additionally, we have not recorded any loss contingencies related to legal proceedings in which the potential loss is deemed to be remote.

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

Estimated Net Asset Value (“NAV”) and NAV per Share of Common Stock (“NAV per Share”)

On November 12, 2020, pursuant to the Policy for Estimation of Common Stock Value (the “Estimated Valuation Policy”), the board of directors of Lightstone Value Plus Real Estate Investment Trust V, Inc. (the “Company,” “we,” “us,” or “our”) determined and approved our estimated NAV of approximately $190.2 million and resulting estimated NAV per Share of $9.42 both as of September 30, 2020. Our estimated NAV and resulting NAV per Share are based upon the estimated fair values of our assets and liabilities as of September 30, 2020 and are effective as of November 12, 2020.

The estimated NAV of our shares was calculated as of a particular point in time. The estimated NAV of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. There is no assurance of the extent to which the current estimated valuation should be relied upon for any purpose after its effective date regardless that it may be published on any statement issued by us or otherwise.

Process and Methodology

Our business is managed by LSG-BH II Advisor LLC and LSG Development Advisor LLC (collectively, the “Advisor”), which are affiliates of The Lightstone Group LLC (“Lightstone”) and we have no employees. Our Advisor, along with any necessary material assistance or confirmation of a third-party valuation expert or service, is responsible for calculating our estimated NAV and resulting NAV per Share, which we currently expect will be done on at least an annual basis unless and until our shares of common stock are approved for listing on a national securities exchange. Our board of directors will review and approve each estimate of NAV and resulting NAV per Share.

Our estimated NAV and resulting NAV per Share as of September 30, 2020 were calculated with both the assistance of our Advisor and Capright Property Advisors, LLC (“Capright”), an independent third-party valuation firm engaged to assist with the valuation of our assets and liabilities. Our Advisor recommended and our board of directors established the estimated NAV per Share based upon the analyses and reports provided by our Advisor and Capright. The process of estimating the value of our assets and liabilities is performed in accordance with our Estimated Valuation Policy and the provisions of the Investment Program Association Practice Guideline 2013-01, “Valuation of Publicly Registered Non-Listed REITs.” We believe our valuations were developed in a manner reasonably designed to ensure their reliability.

In arriving at an estimated NAV and resulting NAV per Share, our board of directors reviewed and considered the valuation analyses prepared by our Advisor and Capright. Our Advisor presented a report to the board of directors with an estimated NAV and resulting NAV per Share. Capright provided our board of directors an opinion that the resulting “as-is” market value for the Company’s properties, as calculated by our Advisor, and the other assets and liabilities as valued by our Advisor, along with the corresponding NAV valuation methodologies and assumptions used by our Advisor to arrive at a recommended NAV per Share of $9.42 as of September 30, 2020 were appropriate and reasonable. Our board of directors conferred with our Advisor and a representative from Capright regarding the methodologies and assumptions used to reach their respective conclusions. Our board of directors, which is responsible for determining our estimated per share value, considered all information provided in light of its own familiarity with our assets and liabilities and unanimously approved a NAV per Share of $9.42 as of September 30, 2020.

The engagement of Capright with respect to our estimated NAV and resulting NAV per Share as of September 30, 2020 was approved by our board of directors, including all of our independent directors. Capright has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate-related investments.

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

In forming their conclusion as to the “as-is” value of the real estate investments held by us as of September 30, 2020, Capright’s opinion was subject to various limitations. In connection with their engagement, Capright completed appraisals of seven of our eight consolidated properties. An appraisal was not deemed necessary for Autumn Breeze Apartments as it was recently acquired and its value was determined by our Advisor based on its contractual purchase price. With respect to the seven appraisals performed by Capright, the scope of their work included:

●	Review of all property level information provided by our Advisor;
●	Review of the historical performance of our real estate investments and business plans related to operations of the investments;
●	Review of the data models prepared by the Advisor supporting the valuation for each investment; and
●	Review of the applicable markets by means of publications and other resources to measure current market conditions, supply and demand factors, and growth patterns.

In addition to their appraisals of seven of our eight consolidated properties, Capright also evaluated the following information to arrive at their opinion of our other assets and liabilities:

●	Review of key market assumptions for our notes payable, which consist of mortgage loans on our properties, including but not limited to interest rates and collateral;
●	Review of our Advisor’s valuation of our note receivable, net;
●	Review of our Advisor calculations related to allocations of value to our noncontrolling interests based on applicable contractual terms and market assessments; and
●	Review of valuation methodology used by our Advisor for all our other assets and liabilities.

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

The following is a summary of the valuation methodologies used for each type of asset:

Investments in real estate. We have generally focused on acquiring commercial real estate properties in various asset classes. Accordingly, Capright and our Advisor utilized a variety of valuation methodologies, each deemed appropriate for the asset type under consideration to assign an estimated value to each asset.

The value of our investments in real estate were estimated utilizing multiple valuation methods, as appropriate for each asset, including an income approach using discounted cash flow analysis and a sales comparable analysis. The key assumptions used in the discounted cash flow approach were specific to each property type, market location, and quality of each property and were based on similar investors’ return expectations and market assessments. The key assumptions are reflected in the table included under “Allocation of Estimated NAV per Share” below. In calculating values for our assets, both balance sheet and estimates of cash flow as of September 30, 2020 were used.

In forming its opinion, Capright prepared appraisals on seven of our eight consolidated investment properties in connection with the valuation. An appraisal was not deemed necessary for one of our investment properties, Autumn Breeze Apartments, as it was recently acquired and its value was determined by our Advisor based on its contractual purchase price. The appraisals estimated values by using discounted cash flow, comparable sales, or a weighting of these approaches in determining each property’s value. The appraisals employed a range of terminal capitalization rates, discount rates, growth rates, and other variables that fell within ranges that Capright and our Advisor believed would be used by similar investors to value the properties we own. The assumptions used in developing these estimates were specific to each property (including holding periods) and were determined based upon a number of factors including the market in which the property is located, the specific location of the property within the market, property and market vacancy, tenant demand for space, and investor demand and return requirements.

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

Note receivable, net. The estimated value of our note receivable, net approximates its carrying value as of September 30, 2020 based on current market rates for similar instruments.

Notes payable. We have notes payable, which consist of mortgage loans, that bear interest at both variable and fixed rates. The estimated values of our variable-rate mortgage loans were deemed to approximate their carrying values because their interest rates move in conjunction with changes to market interest rates. The estimated values of our fixed-rate notes payable were estimated by the Advisor and reviewed by Capright using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratios. The current market interest rates for our fixed-rate notes payable were generally determined based on market rates for available comparable debt. The estimated current market interest rates for our fixed-rate mortgage loans ranged from 3.7% to 4.2%.

Other assets and liabilities, net. Our other assets and liabilities, net consist of prepaid expenses and other assets, accounts payable and accrued and other liabilities, payables to related parties, and accrued property tax. For a majority of our other assets and liabilities, the carrying values as of September 30, 2020 were considered equal to fair value by our Advisor due to their cost-based characteristics or short maturities. Certain other items, primarily straight-line rent receivable, intangibles and deferred costs, have been eliminated for the purpose of the valuation because those items are already considered in our valuation of the respective investments in real estate operating properties or financial instruments (i.e., notes payable).

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

Common stock outstanding. In deriving an estimated NAV per Share, the total estimated NAV was divided by 20.2 million, the total number of common shares outstanding as of September 30, 2020, on a fully diluted basis, which includes financial instruments that can be converted into a known or determinable number of common shares. As of the valuation date, none of our financial instruments that could be converted into common shares are currently convertible into a known or determinable number of common shares. The determination of the number of common shares outstanding used in the estimated NAV per Share is the same as used in GAAP computations for per share amounts.

Our estimated NAV per Share was calculated by aggregating the value of our assets, subtracting the value of both our liabilities and noncontrolling interests, and dividing the net amount by the fully-diluted shares of common stock outstanding, all as of September 30, 2020.

Allocation of Estimated NAV per Share

The table below sets forth the calculation of our estimated NAV per Share as of September 30, 2020, as well as the calculation of our prior estimated NAV per Share as of September 30, 2019. The estimated NAV per Share of $9.42 as of September 30, 2020, reflects an increase of $0.32, or 3.5%, from the estimated NAV per Share of $9.10 as of September 30, 2019.

	Estimated NAV per Share
	As of	As of
	September 30, 2020	September 30, 2019
Investments in real estate(1)	$19.99	$16.75
Cash and cash equivalents	1.38	1.50
Restricted cash	0.36	0.19
Marketable securities	0.18	0.24
Note receivable	0.61	0.39
Notes payable	(12.45)	(9.34)
Other assets and liabilities, net	(0.23)	(0.23)
Noncontrolling interests	(0.42)	(0.40)
Estimated NAV per Share(2)	$9.42	$9.10

Notes:

(1)	The following are the key assumptions (shown on a weighted average basis) used in the discounted cash flow models to estimate the value of the seven of the eight consolidated properties we currently own.

	Multifamily	Student Housing
	(six properties)	(one property)
Exit capitalization rate	6.20%	6.25%
Discount rate	7.25%	7.25%
Annual market rent growth	2.85%	2.90%
Average holding period (in years)	10.0	10.0

The following are ranges of the key assumptions used in the discounted cash flow models to estimate the value of our seven multifamily properties. The discounted cash flow analysis for our student housing asset is for only one property, and therefore, a range of values is not applicable.

Multifamily
(six properties)
Exit capitalization rate	5.50% - 6.75%
Discount rate	6.50% - 7.50%

(2)	As of September 30, 2020, we had 20,192,656 shares of common stock outstanding. The potential dilutive effect of our common stock equivalents does not affect our estimated NAV per Share as there were no potentially dilutive securities outstanding as of the valuation date.

The estimated values of our investments in real estate as of September 30, 2020 reflect an aggregate increase of 26.4% compared to their original contractual purchase price or an aggregate increase of 18.8% compared to their original contractual purchase price plus capital expenditures after acquisition.

While we believe that our assumptions utilized are reasonable, a change in these assumptions would affect the calculation of the value of our real estate assets. The table below presents the estimated increase or decrease to our estimated NAV per Share resulting from a 25 basis point increase and decrease in the discount rates and capitalization rates for seven of the eight consolidated properties we currently own. The table is presented to provide a hypothetical illustration of possible results if only one change in assumptions was made, with all other factors remaining constant. Further, each of these assumptions could change by more or less than 25 basis points or not at all.

	Change in NAV per Share
	Increase of	Decrease of
	25 basis points	25 basis points
Capitalization rate	$(0.81)	$0.89
Discount rate	$(0.33)	$0.34

Historical Estimated NAV per Share

The historical reported estimated NAV per Share of our common stock as approved by our board of directors for the preceding year is set forth below:

$9.10	September 30, 2019	Current Report on Form 8-K filed November 7, 2019

Limitations and Risks

As with any valuation methodology, the methodology used to determine our estimated NAV and resulting NAV per Share is based upon a number of estimates and assumptions that may prove later not to be accurate or complete.  Further, different participants with different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated NAV per Share, which could be significantly different from the estimated NAV per Share approved by our board of directors.  The estimated NAV per Share approved by our board of directors does not represents the fair value of our assets and liabilities in accordance with GAAP, and such estimated NAV per Share is not a representation, warranty or guarantee that:

●	A stockholder would be able to resell his or her shares at the estimated NAV per Share;
●	A stockholder would ultimately realize distributions per share of common stock equal to the estimated NAV per Share upon liquidation of our assets and settlement of our liabilities or a sale of the Company;
●	Our shares of common stock would trade at the estimated NAV per Share on a national securities exchange,
●	An independent third-party appraiser or other third-party valuation firm would agree with the estimated NAV per Share; or
●	The methodology used to estimate our NAV per Share would be acceptable to FINRA or under the Employee Retirement Income Security Act with respect to their respective requirements.

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

The following factors may cause a stockholder not to ultimately realize distributions per share of common stock equal to the estimated NAV per Share upon liquidation:

●	The methodology used to determine estimated NAV per Share includes a number of estimates and assumptions that may not prove to be accurate or complete as compared to the actual amounts received in the liquidation.
●	In a liquidation, certain assets may not be liquidated at their estimated values because of transfer fees and disposition fees, which are not reflected in the estimated NAV calculation.
●	In a liquidation debt obligations may have to be prepaid and the costs of any prepayment penalties may reduce the liquidation amounts. Prepayment penalties are not included in determining the estimated value of liabilities in determining estimated NAV.
●	In a liquidation, the real estate assets may derive a portfolio premium which premium is not considered in determining estimated NAV.

●	In a liquidation, the potential buyers of the assets may use different estimates and assumptions than those used in determining estimated NAV.
●	If the liquidation occurs through a listing of the common stock on a national securities exchange, the capital markets may value the Company’s net assets at a different amount than the estimated NAV. Such valuation would likely be based upon customary REIT valuation methodology including funds from operation (‘‘FFO’’) multiples of other comparable REITs, FFO coverage of dividends and adjusted FFO payout of the Company’s anticipated dividend.
●	If the liquidation occurs through a merger of the Company with another REIT, the amount realized for the common stock may not equal the estimated NAV per Share because of many factors including the aggregate consideration received, the make-up of the consideration (e.g., cash, stock or both), the performance of any stock received as part of the consideration during the merger process and thereafter, the reception of the merger in the market and whether the market believes the pricing of the merger was fair to both parties.

Holders

As of March 15, 2021, we had 20.2 million shares of common stock outstanding held by 9,962 stockholders.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2020, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Tender Offers

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

In accordance with our Fifth Amended SRP, the per share redemption price automatically adjusted to $9.18 effective November 12, 2020 as a result of the determination and approval by our board of directors of the updated estimated NAV per Share.

On December 13, 2019, our board of directors approved the suspension of the SRP. Pursuant to the terms of the SRP, while the SRP is suspended, we will not accept any requests for redemption and any such requests and all pending requests will not be honored or retained, but will be returned to the requestor.

Our board of directors will continue to consider the liquidity available to stockholders going forward, balanced with our other long-term interests and other long-term interests of the stockholders. It is possible that in the future additional liquidity will be made available by through the SRP, issuer tender offers or other methods, though we can make no assurances as to whether that will happen, or the timing or terms of any such liquidity.

During the year ended December 31, 2019, we redeemed 1.2 million shares of our common stock at an average price per share of $7.94.

Effective March 25, 2021, the Company’s Board of Directors reopened the SRP solely for redemptions submitted in connection with a stockholder’s death and set the price for all such purchases to $9.42, which is 100% of the NAV per Share. Deaths that occurred subsequent to January 1, 2020 are eligible for consideration. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death for consideration.

On an annual basis, we will not redeem in excess of 0.5% of the number of shares outstanding as of the end of the preceding year. Death redemption requests are expected to be processed on a quarterly basis and may be subject to pro ration if death redemption requests exceed the annual limitation.

Our board of directors will continue to consider the liquidity available to stockholders going forward, balanced with other long-term interests of the stockholders and us. It is possible that in the future additional liquidity will be made available by us through the SRP, issuer tender offers or other methods, though we can make no assurances as to whether that will happen, or the timing or terms of any such liquidity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Executive Overview

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis.  In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who were distressed or faced time-sensitive deadlines.  In addition, our opportunistic and value-add investment strategy has included investments in real estate-related assets that present opportunities for higher current income. Since inception, we have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily. We have purchased existing, income-producing properties and newly constructed properties. We have also invested in mortgage and mezzanine loans. We have made our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. As of December 31, 2020, our investments included multifamily and student housing communities and a note receivable. All of our current investments are located in the United States. We currently intend to hold our various real properties until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

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

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic leading many countries, including the United States, particularly at the individual state level, to subsequently impose various degrees of restrictions and other measures, including, but not limited to, mandatory temporary closures, quarantine guidelines, limitations on travel, and “shelter in place” rules in an effort to reduce its duration and the severity of its spread. Although the COVID-19 pandemic has continued to evolve, most of these previously imposed restrictions and other measures have now been reduced and/or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic and its duration and extent is likely dependent on numerous developments such as the regulatory approval, mass production, administration and ultimate effectiveness of vaccines, as well as the timeline to achieve a level of sufficient herd immunity amongst the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the overall health of the U.S. economy for the foreseeable future.

Our consolidated portfolio of properties currently consists of seven multi-family apartment complexes and one student housing complex. Despite past and current restrictions and mitigation strategies, our multi-family properties still have not yet seen any significant impact from the COVID-19 pandemic. Our student housing complex, which consists of the River Club Apartments and the Townhomes at River Club, are located in Athens, Georgia and principally serve as “off-campus” lodging for students attending the University of Georgia (“UGA”). Leases for the River Club Apartments and Townhomes at River Club generally have a term of one year running from August through July. UGA previously transitioned to online instruction during its Spring 2020 semester and for its other course offerings throughout the summer. However, UGA returned to “on-campus” classes beginning with its Fall 2020 semester and has continued “on-campus” classes into the current Spring 2021 semester. Our student housing complex is located “off-campus” and therefore, its tenants are not required to vacate even if UGA does not conduct “on-campus” classes. However, if UGA decides to return to online instruction for its students in lieu of “on-campus” classes in future semesters, it could adversely impact leasing demand, occupancy levels and the operating results of our student housing complex in future periods. Additionally, our note receivable relates to a condominium development project located in New Yok City (the “Condominium Project”), which is subject to similar restrictions and risks. To date, our note receivable has not been significantly impacted by the COVID-19 pandemic.

While our business has not yet seen any material impact from the ongoing COVID-19 pandemic, the extent to which we may be affected in future periods will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted.

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

Liquidity and Capital Resources

We had cash and cash equivalents of $27.1 million and marketable securities, available for sale of $3.7 million as of December 31, 2020. Our principal demands for funds going forward will be for the payment of (a) operating expenses and (b) scheduled interest and principal payments on our outstanding indebtedness. We also may, at our discretion use funds for (a) tender offers and/or redemptions of shares of our common stock, (b) distributions, if any, to our shareholders, and (c) selective acquisitions and/or real estate-related investments. Generally, we expect to meet our cash needs with our cash on hand and cash flow from operations. However, to the extent that our cash on hand and cash flow from operations are not sufficient to cover our cash needs, we may use proceeds from additional borrowings and/or selective asset sales to fund such needs.

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

Acquisitions and Investments Activity

Autumn Breeze Apartments

On March 17, 2020, we acquired a 280-unit multifamily property located in Noblesville, Indiana (the “Autumn Breeze Apartments”) from an unrelated third party for a contractual purchase price of $43.0 million. In connection with the acquisition, we subsequently entered into a 10-year $29.9 million non-recourse mortgage loan (the “Autumn Breeze Apartments Loan”) scheduled to mature on April 1, 2030. The Autumn Breeze Apartments Loan bears interest at 3.39% and requires monthly interest-only payments through June 30, 2023 and monthly principal and interest payments of approximately $0.1 million thereafter, through its stated maturity. The Autumn Breeze Apartments Loan is collateralized by the Autumn Breeze Apartments.

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

500 West 22nd Street Mezzanine Loan

On February 28, 2019, we, as the lender, and an unrelated third party (the “500 West 22nd Street Mezzanine Loan Borrower), as the borrower, entered into a promissory note (the “500 West 22nd Street Mezzanine Loan”) pursuant to which we would fund up to $12.0 million of mezzanine financing. The 500 West 22nd Street Mezzanine Loan is classified in Note Receivable on our consolidated balance sheet as of December 31, 2020 and 2019. See Note 7 – “Note Receivable” of the Notes to Consolidated Financial Statements for additional information.

Disposition Activity and Properties Held for Sale

Gardens Medical Pavilion

On January 15, 2020, we and the noncontrolling member completed the disposition of the Gardens Medical Pavilion for an aggregate contractual sales price of $24.3 million. In connection with the disposition of the Gardens Medical Pavilion, we recognized a gain on the sale of investment property of approximately $5.5 million during the year ended December 31, 2020. Approximately $12.6 million of the proceeds were used towards the repayment in full of a mortgage loan (the “Gardens Medical Mortgage”) secured by the Gardens Medical Pavilion . Additionally, approximately $1.8 million of the remaining proceeds were distributed to the noncontrolling member. As of December 31, 2019, the Gardens Medical Pavilion met the criteria to be classified as held for sale and therefore, its associated assets and liabilities are classified as held for sale in the consolidated balance sheet as of December 31, 2019.

Lakes of Margate

Beginning with the fourth quarter of 2019, Lakes of Margate met the criteria to be classified as held for sale and therefore, its associated assets and liabilities, which were expected to be sold within 12 months, were previously classified as held for sale in the consolidated balance sheets as of both March 31, 2020 and December 31, 2019.

However, because of the COVID-19 pandemic we subsequently decided during the second quarter of 2020 to discontinue our marketing efforts and to retain the property for the foreseeable future. Additionally, on June 26, 2020 we obtained a new 10-year mortgage financing (the “Lakes of Margate Loan”) on the property, which previously was unencumbered. As a result, we determined the property should no longer be classified as held for sale effective as of June 30, 2020 because a sale was no longer considered probable within the next 12 months.  Since the fair value of the property was in excess of our carrying value, we recorded catch-up depreciation for the period the property was previously classified as held for sale. In addition, we no longer have classified the long-lived asset as held for sale on the consolidated balance sheet as of December 31, 2019.

Despite us discontinuing marketing efforts and deciding to retain the property for the foreseeable future, we were approached by an unrelated third-party during the third quarter of 2020 and ultimately entered into a purchase and sale agreement (the “Lakes of Margate Agreement”) with Lakes at Margate Apartments FL LLC (the “Lakes of Margate Buyer”). Pursuant to the terms of the Lakes of Margate Agreement, the Lakes at Margate would be sold to the Lakes of Margate Buyer for aggregate consideration of $51.0 million, including the assumption of the existing Lakes of Margate Loan, which was subject to the Lakes of Margate Buyer obtaining the lender’s consent. Because the proposed transaction was contingent on the Lakes of Margate Buyer obtaining lender approval for the assumption of the existing Lakes of Margate Loan, which was outside of our control, a sale of the property within the next 12 months was not deemed probable as of September 30, 2020 and we continued to classify Lakes of Margate as held for use on our consolidated balance sheet as of that date.

During the fourth quarter of 2020, the Lakes of Margate Buyer successfully obtained the lender’s approval to assume the existing Lakes of Margate Loan in connection with the proposed transaction and, as a result, the Lakes of Margate now met the criteria to be classified as held for sale and therefore, its associated assets and liabilities are classified as held for sale in the consolidated balance sheet as of December 31, 2020.

On March 17, 2021, the disposition of the Lakes of Margate was completed pursuant to the terms of the Lakes of Margate Agreement. At closing, the Buyer paid $15.3 million and assumed the existing Lakes of Margate Loan with an outstanding principal balance of $35.7 million.

Additionally, see Note 9 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from January 1, 2021 through the date of this filing.

Debt Financings

From time to time, we have obtained mortgage, bridge, or mezzanine loans for acquisitions and investments, as well as property development.  In the future, we may obtain financing for property development or to refinance our existing real estate assets, depending on multiple factors.

Excluding the Lakes of Margate Loan (which was included in liabilities held for sale on the consolidated balance sheet as of December 31, 2020 and subsequently assumed by the Buyer of Lakes of Margate on March 17, 2021), our aggregate notes payable balance was $213.0 million, net of deferred financing fees of $3.4 million, and had a weighted average interest rate of 3.71% as of December 31, 2020. Excluding the Gardens Medical Mortgage Loan (which was included in liabilities held for sale on the consolidated balance sheet and subsequently paid off in full in connection with the sale of the Gardens Medical Pavilion on January 15, 2020), our aggregate notes payable balance was $183.8 million, net of deferred financing fees of $3.0 million, and had a weighted average interest rate of 4.14% as of December 31, 2019.

Debt Transactions

On February 14, 2019, we entered into the Valley Ranch Mortgage scheduled to mature on March 1, 2026. The Valley Ranch Mortgage bears interest at 4.16% and requires monthly interest-only payments through its stated maturity. The Valley Ranch Mortgage is collateralized by the Valley Ranch Apartments.

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

On December 31, 2019, we repaid in full a $13.4 million non-recourse mortgage loan (the “Lakes of Margate Mortgage”) which was collateralized by the Lakes of Margate.

On March 17, 2020, we entered into the Autumn Breeze Apartments Loan scheduled to mature on April 1, 2030. The Autumn Breeze Apartments Loan bears interest at 3.39% and requires monthly interest-only payments through June 30, 2023 and monthly principal and interest payments of approximately $0.1 million thereafter, through its stated maturity. The Autumn Breeze Apartments Loan is collateralized by the Autumn Breeze Apartments.

On June 26, 2020, we and the noncontrolling member entered into a 10-year, $35.7 million non-recourse mortgage loan (the "Lakes of Margate Loan") scheduled to mature on July 1, 2030. The Lakes of Margate Loan bears interest at LIBOR + 2.98% and requires monthly interest-only payments through the first four years of the term and thereafter, monthly payments of principal and interest based upon a 30-year amortization. The Lakes of Margate Loan is collateralized by the Lakes of Margate. In connection with the Lakes of Margate Loan, we paid the Advisor an aggregate of approximately $0.4 million in financing fees. Additionally, approximately $1.4 million of the financing proceeds were distributed to the noncontrolling member. On March 15, 2021, the Lakes of Margate Loan was assumed by the Lakes of Margate Buyer in connection with the disposition of the property (see Note 9 of the Notes to Consolidated Financial Statements).

Contractual Obligations

One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt. The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of December 31, 2020, excluding the Lakes of Margate Loan, which was included in liabilities held for sale on the consolidated balance sheet as of that date and subsequently assumed by the Lakes of Margate Buyer on March 15, 2021 (dollars in thousands):

Contractual Obligations	2021	2022	2023	2024	2025	Thereafter	Total
Mortgage Payable	$1,023	$1,468	$2,498	$3,181	$46,590	$161,622	$216,382
Interest Payments(1)	8,325	8,268	8,198	8,118	7,311	5,545	45,765
Total Contractual Obligations	$9,348	$9,736	$10,696	$11,299	$53,901	$167,167	$262,147

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month LIBOR rate as of December 31, 2020 was used.

Results of Operations

As of December 31, 2020, we had eight real estate investments, (five wholly owned properties and three properties consolidated through investments in joint ventures) and one real estate-related investment (mezzanine loan).

On March 17, 2020, we acquired the Autumn Breeze Apartments (the “2020 Acquisition”) and on February 14, 2019, we acquired the Valley Ranch Apartments (the “2019 Acquisition” and collectively, the “Acquisitions”).

On February 28, 2019, we entered into a mezzanine loan (500 West 22nd Street Mezzanine Loan) and in January 2019, we received proceeds of approximately $10.9 million related to our equity method investment in Prospect Park representing the minimum amount payable for our participation in the residual interests of our equity method investment in Prospect Park. Any additional amounts received will be recognized upon receipt.

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

Year ended December 31, 2020 as compared to the year ended December 31, 2019

Our results of operations for the year ended December 31, 2020 compared to the same period in 2019 reflect our acquisition and disposition activities during such periods. Properties which were owned by us during the entire periods presented are referred to as our “Same Store” properties.

The following table provides summary information about our results of operations for the years ended December 31, 2020 and 2019 (dollars in thousands):

	Year Ended December 31,		Increase/	Percentage	Change due to	Change due to	Change due to
	2020	2019	(Decrease)	Change	Acquisitions(1)	Dispositions(2)	Same Store(3)
Rental revenues	$39,978	$37,173	$2,805	8.0%	$3,791	$(2,203)	$1,217
Property operating expenses	13,049	12,721	328	3.0%	1,273	(689)	(256)
Real estate taxes	5,454	5,181	273	5.0%	738	(307)	(158)
General and administrative	6,493	6,283	210	3.0%	47	(42)	205
Depreciation and amortization	12,227	13,196	(969)	(7.0)%	755	(1,093)	(631)
Interest expense, net	9,644	9,221	423	5.0%	1,056	(703)	70
Gain on sale of investment property	5,474	-	5,474	-	-	5,474	-

(1)	Represents the effect on our operating results for the periods indicated resulting from our 2019 acquisition of the Valley Ranch Apartments and our 2020 acquisition of the Autumn Breeze Apartments.
(2)	Represents the effect on our results for the periods indicated resulting from our 2020 disposition of the Gardens Medical Pavilion.
(3)	Represents the change for the year ended December 31, 2020 compared to the same period in 2019 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store properties for the periods ended December 31, 2020 and 2019 include River Club and the Townhomes at River Club, Lakes of Margate, Arbors Harbor Town, Parkside, Axis at Westmont and Flats at Fishers.

The following table reflects total rental revenues and total property operating expenses for the years ended December 31, 2020 and 2019 for our (i) Same Store properties, (ii) acquisitions and (iii) dispositions (dollars in thousands):

	Year Ended December 31,
Description	2020	2019	Change
Rental Revenues:
Same Store	$30,525	$29,308	$1,217
Acquisitions	9,350	5,559	3,791
Disposition	103	2,306	(2,203)
Total rental revenues	$39,978	$37,173	$2,805

Property operating expenses:
Same Store	$10,350	$10,606	$(256)
Acquisitions	2,684	1,411	1,273
Disposition	15	704	(689)
Total property operating expenses	$13,049	$12,721	$328

The tables below reflect occupancy and effective monthly rental rates for our Same Store properties:

	Occupancy		Effective Monthly Rent per Unit/Bed(1)
	As of December 31,		Year Ended December 31,
Property	2020	2019	2020	2019
River Club and the Townhomes at River Club	95%	96%	$489.79	$462.39	per bed
Lakes of Margate	95%	95%	$1,393.29	$1,429.69	per unit
Arbors Harbor Town	96%	92%	$1,348.42	$1,300.62	per unit
Parkside	95%	93%	$1,169.59	$1,185.07	per unit
Flats at Fishers	96%	92%	$1,182.01	$1,125.48	per unit
Axis at Westmont	93%	94%	$1,177.56	$1,171.72	per unit

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

Revenues.   Rental revenues for the year ended December 31, 2020 were $40.0 million, an increase of $2.8 million, compared to $37.2 million for the same period 2019. Excluding the effect of our acquisition and disposition activities, our rental revenues increased by $1.2 million for our Same Store properties primarily as a result of higher occupancy and/or rental rates at most of our Same Store properties during the 2020 period.

Property Operating Expenses.   Property operating expenses for the year ended December 31, 2020 were $13.0 million, an increase of $0.3 million, compared to $12.7 million for the same period in 2019. Excluding the effect of our acquisition and disposition activities, our property operating expenses decreased by $0.3 million for our Same Store properties.

Real Estate Taxes.  Real estate taxes for the year ended December 31, 2020 were $5.5 million, an increase of $0.3 million, compared to $5.2 million for the same period in 2019. Excluding the effect of our acquisition and disposition activities, our real estate taxes decreased by $0.2 million for our Same Store properties.

General and Administrative Expenses.   General and administrative expenses for the years ended December 31, 2020 and 2019 were $6.5 million and $6.3 million, respectively.  The increase is principally attributable to higher asset management fees during the 2020 period resulting from our acquisition and investment activities. General and administrative expenses primarily consist of audit fees, legal fees, board of directors’ fees, and other administrative expenses, including certain costs paid to our advisor.

Depreciation and Amortization.   Depreciation and amortization for the years ended December 31, 2020 and 2019 were $12.2 million and $13.2 million, respectively.  Excluding the effect of our acquisition and disposition activities, depreciation and amortization decreased by $0.6 million for our Same Store Properties primarily as a result of decreased amortization expense resulting from in-place lease intangibles becoming fully amortized during the first quarter of 2020.

Interest Expense, Net.   Interest expense, net for the year ended December 31, 2020 was $9.6 million, an increase of $0.4 million, compared to $9.2 million for the same period in 2019. Excluding the effect of our acquisition and disposition activities, interest expense increased slightly by $0.1 million for our Same Store properties.

Interest income.   Interest income for the year ended December 31, 2020 was $1.9 million, an increase of $0.2 million, compared to $1.7 million for the same period in 2019. The increase was principally attributable to the increase in the interest earned on our note receivable which was entered into on February 28, 2019.

Gain on Sale of Investment Property. During the first quarter of 2020, we recognized a gain on the sale of the Gardens Medical Pavilion of approximately $5.5 million.

Summary of Cash Flows

Operating activities

The net cash provided by operating activities of $5.3 million for the year ended December 31, 2020 consisted primarily of our net income of $1.2 million plus depreciation and amortization and amortization of deferred financing costs aggregating $12.8 million partially offset by a gain on the sale of investment property related to the sale of the Gardens Medical Pavilion of $5.5 million, non-cash interest income of $1.7 million and the net change in operating assets and liabilities of $1.4 million.

Investing activities

The net cash used in investing activities of $25.3 million for the year ended December 31, 2020 consists primarily of the following:

●	the acquisition of the Autumn Breeze Apartments for $43.8 million;
●	capital expenditures of $6.4 million;
●	funding of note receivable of $0.6 million;
●	proceeds from the sale of the Gardens Medical Pavilion of $23.7 million; and
●	net proceeds of $1.9 million from the sale and purchase of marketable securities;

Financing activities

The net cash provided by financing activities of $31.4 million for the year ended December 31, 2020 consists primarily of the following:

●	net proceeds from notes payable of $64.0 million;
●	aggregate payments of $15.7 million to repurchase approximately 2.0 million shares of common stock through tender offers;
●	aggregate advances from advisor of $25.0 million fully offset by aggregate repayments of advances from advisor of $25.0 million;

●	debt principal payments of $12.9 million (including $12.6 million for the repayment in full of the Gardens Medical Mortgage in connection with the sale of the property on January 15, 2020); and
●	distributions paid to noncontrolling interests of $4.0 million.

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

Our calculations of FFO and MFFO are presented below (dollars and shares in thousands, except per share amounts):

	For the Year Ended December 31,
Description	2020	2019
Net income/(loss)	$1,183	$(7,201)
FFO adjustments:
Depreciation and amortization of real estate assets	12,227	13,196
Gain on sale of investment property	(5,474)	-
FFO	7,936	5,995
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(1)	-	10
Noncash adjustments:
Amortization of above or below market leases and liabilities(2)	-	(79)
Mark-to-market adjustments(3)	2	-
Non-recurring (loss)/gain from extinguishment/sale of debt, derivatives or securities holdings(4)	(63)	49
MFFO before straight-line rent	7,875	5,975
Straight-line rent(5)	(32)	(9)
MFFO - IPA recommended format	$7,843	$5,966

Net income/(loss)	$1,183	$(7,201)
Less: (income)/loss attributable to noncontrolling interests	(1,298)	92
Net loss applicable to Company's common shares	$(115)	$(7,109)
Net loss per common share, basic and diluted	$(0.01)	$(0.31)

FFO	$7,936	$5,995
Less: FFO attributable to noncontrolling interests	(526)	(531)
FFO attributable to Company's common shares	$7,410	$5,464
FFO per common share, basic and diluted	$0.36	$0.24

MFFO - IPA recommended format	$7,843	$5,966
Less: MFFO attributable to noncontrolling interests	(520)	(515)
MFFO attributable to Company's common shares	$7,323	$5,451

Weighted average number of common shares outstanding, basic and diluted	20,741	22,887

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our Advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

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

New Accounting Pronouncements

See Note 3 of the Notes to Consolidated Financial Statements for further information.

Subsequent Events

See Note 9 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from January 1, 2021 through the date of this filing.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item 8 is included in our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, As of December 31, 2020, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of December 31, 2020, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a Company has been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our principal executive officer and principal financial officer, evaluated, As of December 31, 2020, the effectiveness of our internal control over financial reporting using the criteria established in Internal Control—New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting, as of December 31, 2020, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Andreas K. Bremer, 64, has served as one of our independent directors since November 2007 and as Lead Director since June 2017 Mr. Bremer currently serves as President and Chief Executive Officer of International Capital, LLC, a position he has held since 2018. Mr. Bremer joined International Capital as its Chief Financial Officer in October 2002 and became its Executive Vice President in 2005. International Capital specializes in acquisition, disposition, management and administration of commercial investment properties, and Mr. Bremer is responsible for all financial aspects of the company’s operations. Before joining International Capital, Mr. Bremer was the Chief Financial Officer of ATLASwerks®, a leading communication software company in Dallas. He acted as a corporate finance consultant for two years at McKinsey & Co. in both the Dallas and New York offices and served as Vice President of Finance and Treasurer at Paging Network, Inc. Mr. Bremer started his career at COMMERZBANK AG in Germany and spent seven of his 13-year tenure at the company’s New York and Atlanta offices. Mr. Bremer has over 25 years of financial and general management experience with extensive knowledge of corporate finance and commercial lending both in the United States and other countries, particularly Germany and holds a degree as CCIM. Mr. Bremer has served as Chairman of the German International School in Dallas since 2009. He was the Director of the Texas Warburg Chapter of the American Council on Germany in Dallas and, as Knight of Justice, is a member of the Order of St. John. . In 2018, Mr. Bremer was appointed Honorary Counsel of the Federal Republic of Germany in Dallas 2018 and continues to serve in that capacity. Mr. Bremer received a law degree from the Johannes-Gutenberg University in Mainz, Germany.

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

Diane S. Detering-Paddison, 61, has served as one of our independent directors since June 2009. Ms. Detering-Paddison serves as President of 4word, www.4wordwomen.org, a not-for-profit organization she founded that connects, leads and supports professional Christian women and enables them to reach their potential. From February 2010 until June 2014, Ms. Detering-Paddison served as Chief Strategy Officer of Cassidy Turley, one of the nation’s largest commercial real estate service providers. Prior to joining Cassidy Turley, Ms. Detering-Paddison served as the Chief Operating Officer of ProLogis, an owner, manager, and developer of distribution facilities, from June 2008 until January 2009. Prior to that, Ms. Detering-Paddison was with CB Richard Ellis and Trammell Crow Company for over 20 years. During her time there, she served as Senior Vice President, Corporate and Investor Client Accounts from April 2001 until December 2004, Chief Operating Officer, Global Services from January 2005 until December 2006, and President, Global Corporate Services - Client Accounts from December 2006 until May 2008. Ms. Detering-Paddison was part of a ten member executive team that managed the merger between Trammell Crow Company and CB Richard Ellis in December 2006. Ms. Detering-Paddison serves on the Salvation Army’s National Advisory Board. Ms. Detering-Paddison is the author of “Work, Love, Pray.” Ms. Detering-Paddison holds a Master of Business Administration degree from the Harvard Graduate School of Business and a Bachelor of Science degree from Oregon State University where she graduated as Valedictorian.

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

Jeffrey F. Joseph, 79, has served as one of our independent directors since September 2017. Mr. Joseph served as President, Chief Executive Officer and director of Presidential Realty Corporation, a publicly held company focused on the development and ownership of multifamily residential properties, from 1991 until his retirement in 2011. From 1979 to 1991, Mr. Joseph served as a principal of Ivy Properties Ltd. and as General Counsel of Presidential Realty Corporation from 1973 to 1979. Mr. Joseph is Chairman of the Board of Takoda Service Dogs Inc., a charitable organization that provides service dogs to Veterans suffering from PTSD. Mr. Joseph began his career 1967 as an associate with Hughes Hubbard Blair & Reed. Mr. Joseph holds a Bachelor of Arts degree from Cornell University with a major in Economics and a Juris Doctorate degree from Cornell Law School, where he graduated Summa Cum Laude.

Our board of directors has concluded that Mr. Joseph is qualified to serve as one of our directors for reasons including his more than 40 years of real estate industry experience.

David Lichtenstein, 59, has served as one of our directors and Chairman of the Board of Directors since September 2017. Mr. Lichtenstein is Chairman and Chief Executive Officer of our Advisor. Mr. Lichtenstein founded both American Shelter Corporation and Lightstone. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone, directing all aspects of the acquisition, financing and management of a diverse portfolio of multifamily, lodging, retail and industrial properties located in 20 states and Puerto Rico. From June 2004 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Officer of Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”) and Chief Executive Officer of Lightstone Value Plus REIT LLC, its advisor. From April 2008 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Offer of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”) and Lightstone Value Plus REIT II LLC, its advisor. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III”), and as Chief Executive Officer of Lightstone Value Plus REIT III LLC, its advisor.  From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Real Estate Income Trust Inc., (“Lightstone IV”), and as Chief Executive Officer of Lightstone Real Estate Income LLC, its advisor. From October 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Enterprises Limited (“Lightstone Enterprises”). From July 2015 to the present, Mr. Lichtenstein has served as a member of the Board of Directors of the New York City Economic Development Corporation, New York City’s primary economic development vehicle. Mr. Lichtenstein is on the Board of Governors of the Real Estate Board of New York, a Trustee of the Citizens Budget Commission, and is a Member of The Economic Club of New York and the Real Estate Roundtable, and Co-Chair of the Real Estate Capital Policy Advisory Committee. He is also a member of the Brookings Institution’s Economic Studies Council and a trustee of The Touro College and University System and sits on the Board Supervisory Committee for The New York Medical College. Mr. Lichtenstein is a founder of the Friendship House, an organization that provides housing for families of sick children and adults in the Greater New York City area. Mr. Lichtenstein is also a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group, as well as a member of the Board of Directors of Touro College and New York Medical College.

Our board of directors has concluded that Mr. Lichtenstein is qualified to serve as one of our directors for reasons including his more than 25 years of financial and general management experience, including significant experience in acquisition, disposition, management, and administration of commercial real estate investments.

Jeffrey P. Mayer, 64, has served as one of our independent directors since November 2007 and is chairman of our audit committee. Mr. Mayer previously served as a consultant serving the real estate industry and is the owner of Mayer Financial Consulting, LLC and is the firm’s sole employee. This firm was started in 2011 to provide consulting services to individuals and businesses primarily dealing with financial investments and real estate. From 2000 until 2007, Mr. Mayer was the Chief Financial Officer of ClubCorp, Inc., a holding company that owns and operates premier golf and business clubs and destination golf resorts. He previously served as Chief Financial Officer of Bristol Hotels & Resorts in Dallas, a position he held from 1996 until the company’s acquisition by Bass PLC in early 2000. Prior to joining Bristol, he was Corporate Controller at Host Marriott Corporation (formerly Marriott Corporation) and, prior to that, held various senior financial positions at Marriott Corporation. He also serves as treasurer and board member of the Georgia Chapter of The American Foundation for Suicide Prevention. In addition, he serves or has previously served as the Audit Committee chairman for three other organizations including both profit and not-for-profit entities. He was a board member of the Dallas Children’s Advocacy Center and chairman of its audit committee. A graduate of the College of William & Mary, he began his career as an accountant with Arthur Andersen LLP.

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

Cynthia Pharr Lee, 72, has served as one of our independent directors since November 2007. Ms. Lee serves as Chairman of Dala Communications and she was CEO of its predecessor firm, C. Pharr & Company, which provides strategic brand, marketing and public relations services to many real estate, construction, design and other B2B clients. Ms. Pharr Lee also serves as an independent board member of AAA Auto Club of Southern California. From 2016 through 2020, Ms. Pharr Lee served as a member of the board of directors of Darling Ingredients Inc. (DAR-NYSE) and its audit and compensation committees. From 1994 through February 2014, Ms. Pharr Lee served as a member of the board of directors of CEC Entertainment, Inc. (CEC-NYSE) and its audit and compensation committees. A co-founder of Texas Women Ventures Fund, Ms. Pharr Lee serves on the Fund’s Investment Advisory Committee. Ms. Pharr Lee is a former president of Executive Women of Dallas and former national chairman of the Counselor’s Academy of the Public Relations Society of America. From May 1989 through February 1993, Ms. Lee was President and Chief Executive Officer of Tracy Locke/Pharr Public Relations, a division of Omnicom (NYSE). Ms. Lee has earned designation as a Board Leadership Fellow of the National Association of Corporate Directors (NACD) and has also earned the CERT Certificate in Cybersecurity Oversight through a program sponsored by NACD and Carnegie Mellon University. She received her Bachelor of Science degree in English (summa cum laude) and her Master of Arts degree in English from Mississippi State University.

Our board of directors has concluded that Ms. Lee is qualified to serve as one of our directors for reasons including her more than 30 years of management experience in the public relations and marketing communications industry, with significant experience working with commercial real estate and construction firms. Ms. Lee has also served on the boards of directors and audit committees of New York Stock Exchange listed companies, which allows her to provide valuable knowledge and insight into management issues. In addition, Ms. Lee’s background complements that of our other board members and brings a unique perspective to our board.

Steven Spinola, 72, has served as one of our independent directors since September 2017. Mr. Spinola served as President of the Real Estate Board of New York (“REBNY”) from 1986 and since July 2015 as its President Emeritus. Mr. Spinola is a recipient of the Harry B. Helmsley Distinguished New Yorker Award for a lifetime of achievement in the profession. Before becoming REBNY’s President, Mr. Spinola served as President of the New York City Public Development Corporation (now known as the New York City Economic Development Corporation) from 1983 to 1986. Mr. Spinola currently serves as an independent director on the Board of Directors of Lightstone IV. Mr. Spinola holds a Bachelor of Arts degree from the City College of New York with a concentration in political science and government. He attended the Harvard Business School/Kennedy School of Government Summer Program for Senior Managers in Government.

Our board of directors has concluded that Mr. Spinola is qualified to serve as one of our directors for reasons including his extensive experience in the real estate industry.

Executive Officers

In addition, the following individuals serve as our executive officers:

Mitchell Hochberg, 68, was appointed our Chief Executive Officer on September 28, 2017. Mr. Hochberg also serves as President and Chief Operating Officer of Lightstone I, Lightstone II, Lightstone III and Lightstone IV and their respective advisors. From October 2014 to the present, Mr. Hochberg has served as President of Lightstone Enterprises. Mr. Hochberg was appointed Chief Executive Officer of Behringer Harvard Opportunity REIT I, Inc. (“BH OPP I”) effective as of September 28, 2017. Prior to joining The Lightstone Group in August 2012, Mr. Hochberg served as principal of Madden Real Estate Ventures from 2007 to August 2012 when it combined with our sponsor. Mr. Hochberg held the position of President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States from early 2006 to early 2007 and prior to that Mr. Hochberg founded Spectrum Communities, a developer of luxury neighborhoods in the northeast of the United States, in 1985 where for 20 years he served as its President and Chief Executive Officer. Mr. Hochberg served on the board of directors of Belmond Ltd from 2009 to April 2019. Additionally, through October 2014 Mr. Hochberg served on the board of directors and as Chairman of the board of directors of Orleans Homebuilders, Inc Mr. Hochberg received his law degree as a Harlan Fiske Stone Scholar from Columbia University School of Law and graduated magna cum laude from New York University College of Business and Public Administration with a Bachelor of Science degree in accounting and finance.

Seth Molod, 57, was appointed our Chief Financial Officer and Treasurer August 27, 2018. Mr. Molod also serves as Chief Financial Officer and Treasurer of Lightstone I, Lightstone II, Lightstone III and Lightstone IV. Mr. Molod also serves as the Executive Vice President and Chief Financial Officer of our Sponsor and as the Chief Financial Officer of our Advisor and the advisors of Lightstone I, Lightstone II, Lightstone III and Lightstone IV. Prior to joining The Lightstone Group in August of 2018, Mr. Molod served as an Audit Partner, Chair of Real Estate Services and on the Executive Committee of Berdon LLP, a full service accounting, tax, financial and management advisory firm (“Berdon”). Mr. Molod joined Berdon in 1989. He has extensive experience advising some of the nation’s most prominent real estate owners, developers, managers, and investors in both commercial and residential projects. Mr. Molod has worked with many privately held real estate companies as well as institutional investors, REITs, and other public companies. Mr. Molod is a licensed certified public accountant in New Jersey and New York and a member of the American Institute of Certified Public Accountants. Mr. Molod holds a Bachelor of Business Administration degree in Accounting from Muhlenberg College.

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

Director Compensation Table

The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2020:

Name	Fees Earned(1)
David Lichtenstein	$-
Andreas K. Bremer	$100,250
Diane S. Detering-Paddison	$81,000
Jeffrey F. Joseph	$81,000
Steven Spinola	$81,000
Jeffrey P. Mayer	$91,000
Cynthia Pharr Lee	$86,000

(1)	Includes fees earned for services rendered in 2020, regardless of when paid.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee served as an officer or employee of the Company or any of our subsidiaries during the fiscal year ended December 31, 2020 or formerly served as an officer of the Company or any of our subsidiaries. In addition, during the fiscal year ended December 31, 2020, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers or directors serving as a member of our board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of March 15, 2021 regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, each of our executive officers, and our directors and executive officers as a group:

Name of Beneficial Owner(2)	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
David Lichtenstein	—	—
Andreas K. Bremer	—	—
Diane S. Detering-Paddison	—	—
Jeffrey P. Mayer	—	—
Cynthia Pharr Lee	—	—
Steven Spinola	—	—
Jeffrey F. Joseph	—	—
Mitchell Hochberg	—	—
Seth Molod	—	—
All directors and executive officers as a group (nine persons)	—	—

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 15, 2021. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	The address of our directors and officers is c/o Lightstone Value Plus Real Estate Investment Trust V, Inc., 1985 Cedar Bridge Avenue, Suite 1, Lakewood, New Jersey 08701.

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

Related Party Transactions

Advisor and Property Manager

Effective February 10, 2017, we engaged affiliates of The Lightstone Group, LLC (“Lightstone”), LSG-BH II Advisor LLC and LSG Development Advisor LLC (collectively, the “Advisor”), to provide advisory services to us. Lightstone is majority owned by the chairman of our board of directors, David Lichtenstein. Pursuant to the terms of an advisory agreement and subject to the oversight of our board of directors, the Advisor is responsible for managing our day-to-day affairs and for services related to our acquisition, financing and disposition activities.

We have agreements with the Advisor and its affiliates to pay certain fees in exchange for services performed by these entities and other related parties. Our ability to secure financing and subsequent real estate operations are dependent upon the Advisor and the Advisor’s affiliates to perform such services as provided in these agreements. Additionally, we engaged an affiliate of Lightstone pursuant to a property management and leasing agreement. The following discussion describes the fees and expenses payable to the Advisor and affiliated property manager and their respective affiliates under various agreements.

Fees	Amount
Acquisition -

We pay the Advisor acquisition and advisory fees of 1.5% of the amount paid in respect of the purchase, development, construction, or improvement of each asset we acquire, including any debt attributable to those assets.

In addition, we pay acquisition and advisory fees of 1.5% of the funds advanced in respect of a loan investment.

We pay the Advisor an acquisition expense reimbursement in the amount of (i) 0.25% of the funds paid for purchasing an asset, including any debt attributable to the asset, plus 0.25% of the funds budgeted for development, construction, or improvement in the case of assets that we acquire and intend to develop, construct, or improve or (ii) 0.25% of the funds advanced in respect of a loan investment.

We pay third parties, or reimburses the Advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder’s fees, title insurance, premium expenses, and other closing costs.

The Advisor and its affiliates are also responsible for paying all of the investment-related expenses that we pay or the Advisor or its affiliates incur that are due to third parties or related to the additional services provided by the Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition.

Debt Financing -	We pay the Advisor a debt financing fee of 1.0% of the amount available under any loan or line of credit made available to us and pay directly all third-party costs associated with obtaining the debt financing. Generally, these fees are capitalized as a direct reduction to the applicable financing and amortized over its term.

Property Management -	We pay our property manager and affiliate of the Advisor, fees for the management, leasing, and construction supervision of our properties which is 4.0% of gross revenues of the properties managed by our property manager. We pay our property manager an oversight fee equal to 0.5% of the gross revenues of the property managed for any property for which we contract directly with a third-party property manager. In no event will our property manager or its affiliates receive both a property management fee and an oversight fee with respect to any particular property. In the event we own a property through a joint venture that does not pay our property manager directly for its services, we will pay our property manager a management fee or oversight fee, as applicable, based only on our economic interest in the property.

Construction Management -

We pay our property manager a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We incurred no construction management fees for the years ended December 31, 2020 and 2019.

Asset Management -

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

Administrative Services Reimbursement

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

For the period January 1, 2019 through June 10, 2019, the Administrative Services Reimbursement was up to $1.29 million annually, pro-rated for the period. On June 10, 2019, the advisory management agreements were extended an additional year through June 10, 2020. For the period June 11, 2019 through June 10, 2020, the Administrative Services Reimbursement was up to $1.312 million. On June 10, 2020, the advisory management agreements were extended an additional year through June 10, 2021. For the period June 11, 2020 through June 10, 2021, the Administrative Services Reimbursement is limited to the lesser of the actual costs incurred or $1.33 million. The Administrative Services Reimbursement is payable in four equal quarterly installments within 45 days of the end of each calendar quarter. In addition, under the various advisory management agreements, the Company is to reimburse the Advisor for certain due diligence services provided in connection with asset acquisitions and dispositions and debt financings separately from the Administrative Services Reimbursement.

Notwithstanding the fees and cost reimbursements payable to the Advisor pursuant to our advisory management agreement, under our charter we may not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts, or other similar non-cash reserves and excluding any gain from the sale of our assets for that period unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2020 and December 31, 2019, our total operating expenses (including the asset management fee) exceeded the limit on total operating expenses; however, our independent directors determined the excess expenses were justified.

The following table represents the fees incurred associated with the payments to our Advisor for the periods indicated (amounts in thousands):

	For the Years Ended December 31,
	2020	2019
Acquisition fees and acquisition expense reimbursement (1)	$764	$1,428
Debt financing fees (2)	656	722
Property management fees (property operating expenses)	468	467
Administrative services reimbursement (general and administrative costs)	1,321	1,300
Asset management fees (general and administrative costs)	2,721	2,446
Total	$5,930	$6,363

(1)	Capitalized to the corresponding asset and amortized over its estimated useful life.
(2)	Capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan.

As of December 31, 2020, we had no amounts payable to the Advisor and its affiliates. As of December 31, 2019, we had a payable to the Advisor and its affiliates of approximately $6,000.

We are dependent on the Advisor and our property manager for certain services that are essential to us, including asset disposition decisions, property management and leasing services, and other general administrative responsibilities. In the event that these companies were unable to provide us with their respective services, we would be required to obtain such services from other sources.

Advance from Advisor

On March 16, 2020, the Advisor provided an advance of $25.0 million to us that bore interest at a fixed-rate of 5.00%. On March 31, 2020, we repaid $15.0 million of the advance and on June 29, 2020, we repaid the remaining $10.0 million of the advance and aggregate accrued interest of $0.2 million. Approximately $0.2 million of interest expense was incurred on the advance during the year ended December 31. 2020.

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

Audit and Non-Audit Fees

The following table presents the aggregate fees billed to the Company for the years indicated by the Company’s principal accounting firm (amounts in thousands):

	For the Year Ended December 31,
	2020	2019
Audit Fees (a)	$354	$358
Tax Fees (b)	57	66
Total Fees	$411	$424

a)	Fees for audit services consisted of the audit of the Company’s annual consolidated financial statements, interim reviews of the Company’s quarterly consolidated financial statements and services normally provided in connection with statutory and regulatory filings.

b)	Fees for tax services.

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

Our audit committee approved all of the services provided by, and fees paid to, EisnerAmper LLP during the years ended December 31, 2020 and 2019.

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

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Dated: March 25, 2021	By:	/s/ MITCHELL HOCHBERG
Mitchell Hochberg President Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 25, 2021	/s/ MITCHELL HOCHBERG
Mitchell Hochberg President Principal Executive Officer

March 25, 2021	/s/ DAVID LICHTENSTEIN
David Lichtenstein Chairman of the Board of Directors

March 25, 2021	/s/ SETH MOLOD
Seth Molod Chief Financial Officer Principal Financial Officer

March 25, 2021	/s/ JEFFREY F. JOSEPH
Jeffrey F. Joseph Director

March 25, 2021	/s/ ANDREAS K. BREMER
Andreas K. Bremer Director

March 25, 2021	/s/ STEVEN SPINOLA
Steven Spinola Director

March 25, 2021	/s/ JEFFREY P. MAYER
Jeffrey P. Mayer Director

March 25, 2021	/s/ CYNTHIA PHARR LEE
Cynthia Pharr Lee Director

March 25, 2021	/s/ DIANE S. DETERING-PADDISON
Diane S. Detering-Paddison Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus Real Estate Investment Trust V, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Investment Property – Indicators of Impairment

As of December 31, 2020, the Company had investment property, net of accumulated depreciation, of approximately $267.7 million. As more fully described in Note 2 to the financial statements, the Company monitors events and changes in circumstances representing triggering events that could indicate that the carrying amounts of the investment property may not be recoverable. Examples of the types of events and circumstances that would cause management to assess the Company’s investment property for potential impairment include, but are not limited to: a significant decrease in the market price of an asset; a significant adverse change in the manner in which the asset is being used; an accumulation of costs in excess of the acquisition basis plus construction of the property; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers; and changes in the global and local markets or economic conditions. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset. These projected cash flows reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. In evaluating the Company’s investment property for impairment, management may use appraisals and make estimates and assumptions, including, but not limited to: the projected date of disposition of the properties, the estimated future cash flows of the properties during the Company’s ownership, and the projected sales price of each of the properties.

We identified the evaluation of indicators of impairment as a critical audit matter due to significant judgment by management in identifying indicators of impairment. This in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures to evaluate the reasonableness of management's significant estimates and assumptions related to impairment evaluation including identifying events and circumstances that exist that would indicate the carrying amount of investment property may not be recoverable.

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s impairment evaluation. Our procedures included, among others, assessing the methodologies applied and identifying the existence of any triggering events, including comparing budget to actual operating income, comparing actual operating income to projected future operating income, and comparing actual, budgeted and projected occupancy percentages, and considering if the determination was reasonable considering the past and current performance of the property and if consistent with evidence obtained in other areas of the audit. We tested the completeness and accuracy of the underlying data used by management in its evaluation. We held discussions with management about the current status of certain properties to understand how management’s significant estimates and assumptions are developed considering potential future market conditions.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2017.

EISNERAMPER LLP

Iselin, New Jersey

March 25, 2021

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	December 31, 2020	December 31, 2019
Assets
Investment property:
Land and improvements	$63,873	$65,767
Building and improvements	248,079	227,938
Furniture, fixtures and equipment	6,552	7,231
Gross investment property	318,504	300,936
Less accumulated depreciation	(50,823)	(49,693)
Net investment property	267,681	251,243

Cash and cash equivalents	27,078	15,802
Marketable securities, available for sale	3,654	5,496
Restricted cash	4,373	4,148
Note receivable, net	12,794	10,423
Prepaid expenses and other assets	1,604	1,318
Assets held for sale	24,140	18,192
Total Assets	$341,324	$306,622

Liabilities and Stockholders’ Equity
Notes payable, net	$212,989	$183,788
Accounts payable and accrued and other liabilities	6,530	6,043
Payables to related parties	-	6
Liabilities held for sale	37,165	13,686
Total liabilities	256,684	203,523

Commitments and Contingencies

Stockholders’ Equity:

Company’s stockholders’ equity:
Preferred stock, $.0001 par value per share; 50.0 million shares authorized, none issued and outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value per share; 350.0 million shares authorized, 20.2 million and 22.2 million shares issued and outstanding, respectively	2	2
Additional paid-in-capital	189,216	204,912
Accumulated other comprehensive income	140	111
Accumulated deficit	(102,519)	(102,404)
Total Company’s stockholders’ equity	86,839	102,621

Noncontrolling interests	(2,199)	478

Total Stockholders’ Equity	84,640	103,099

Total Liabilities and Stockholders’ Equity	$341,324	$306,622

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(dollars and shares in thousands, except per share amounts)

	For the Years Ended December 31,
	2020	2019

Rental revenues	$39,978	$37,173

Expenses
Property operating expenses	13,049	12,721
Real estate taxes	5,454	5,181
General and administrative	6,493	6,283
Depreciation and amortization	12,227	13,196
Total operating expenses	37,223	37,381

Operating income/(loss)	2,755	(208)

Interest expense, net	(9,644)	(9,221)
Interest income	1,877	1,682
Gain on sale of investment property	5,474	-
Other income, net	721	546
Net income/(loss)	1,183	(7,201)
Net (income)/loss attributable to noncontrolling interests	(1,298)	92
Net loss attributable to the Company’s shares	$(115)	$(7,109)
Weighted average shares outstanding:
Basic and diluted	20,741	22,887
Basic and diluted loss per share	$(0.01)	$(0.31)
Comprehensive loss:
Net income/(loss)	$1,183	$(7,201)
Other comprehensive income:
Holding gain on marketable securities, available for sale	92	251
Reclassification adjustment for (gain)/loss on sale of marketable securities included in net income/(loss)	(63)	49
Foreign currency translation gain	-	28
Total other comprehensive income	29	328
Comprehensive income/(loss)	1,212	(6,873)
Comprehensive (income)/loss attributable to noncontrolling interest	(1,298)	92
Comprehensive loss attributable to the Company’s shares	$(86)	$(6,781)

 See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2020 and 2019

(dollars and shares in thousands)

					Additional		Accumulated Other
	Convertible Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interests	Equity

BALANCE, December 31, 2018	1	$-	23,432	$2	$214,537	$(95,295)	$(217)	$794	$119,821

Net loss	-	-	-	-	-	(7,109)	-	(92)	(7,201)
Distributions paid to noncontrolling interests	-	-	-	-	-	-	-	(254)	(254)
Redemption, cancellation and tender of shares	-	-	(1,209)	-	(9,625)	-	-	-	(9,625)
Contributions received from noncontrolling interests	-	-	-	-	-	-	-	30	30
Other comprehensive income:
Holding gain on marketable securities, available for sale	-	-	-	-	-	-	251	-	251
Foreign currency translation gain	-	-	-	-	-	-	28	-	28
Reclassification adjustment for loss on sale of marketable securities included in net loss	-	-	-	-	-	-	49	-	49

BALANCE, December 31, 2019	1	$-	22,223	$2	$204,912	$(102,404)	$111	$478	$103,099

Net income	-	-	-	-	-	(115)	-	1,298	1,183
Distributions paid to noncontrolling interests	-	-	-	-	-	-	-	(3,975)	(3,975)
Tender of common stock	-	-	(2,030)	-	(15,696)	-	-	-	(15,696)
Other comprehensive income:
Holding gain on marketable securities, available for sale	-	-	-	-	-	-	92	-	92
Reclassification adjustment for gain on sale of marketable securities included in net income	-	-	-	-	-	-	(63)	-	(63)

BALANCE, December 31, 2020	1	$-	20,193	$2	$189,216	$(102,519)	$140	$(2,199)	$84,640

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2020 and 2019

(dollars in thousands)

	For the Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$1,183	$(7,201)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	12,227	13,196
Amortization of deferred financing costs	600	643
(Gain)/loss on sale of marketable securities	(63)	49
Gain on sale of investment property	(5,474)	-
Non-cash interest income	(1,746)	(1,092)
Other non-cash adjustments, net	-	12
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	(2,795)	2,635
Increase in accounts payable and accrued and other liabilities	1,407	1,945
Decrease in payables to related parties	(6)	(310)
Net cash provided by operating activities	5,333	9,877

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(50,240)	(80,084)
Purchase of marketable securities	(1,456)	(2,985)
Proceeds from sale of marketable securities	3,390	12,127
Funding of note receivable, net	(625)	(9,132)
Acquisition fee paid on note receivable	-	(199)
Proceeds from sale of investment property, net of closing costs	23,673	-
Proceeds from disposition of investment in unconsolidated joint venture	-	10,944
Net cash used in investing activities	(25,258)	(69,329)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	65,620	72,214
Payments on notes payable	(12,939)	(14,215)
Proceeds from advance from advisor	25,000	-
Payments on advance from advisor	(25,000)	-
Payment of loan fees and expenses	(1,584)	(1,428)
Tender of common stock	(15,696)	-
Redemption and cancellation of common stock	-	(9,625)
Contributions received from noncontrolling interests	-	30
Distributions paid to noncontrolling interests	(3,975)	(254)
Net cash provided by financing activities	31,426	46,722

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	-	28
Net change in cash, cash equivalents and restricted cash	11,501	(12,702)
Cash, cash equivalents and restricted cash, beginning of year	19,950	32,652
Cash, cash equivalents and restricted cash, end of year	$31,451	$19,950

Supplemental cash flow information for the years indicated is as follows:

Cash paid for interest, net of amounts capitalized	$8,997	$8,347
Holding loss/gain on marketable securities, available for sale	$29	$300
Capital expenditures for real estate in accrued liabilities and accounts payable	$42	$201

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

The Company was formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, the Company has focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  The Company has acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily.  The Company has purchased existing, income-producing properties, and newly-constructed properties. The Company has also invested in other real estate-related investments such as mortgage and mezzanine loans. The Company intends to hold the various real properties in which it has invested until such time as its board of directors determines that a sale or other disposition appears to be advantageous to achieve the Company’s investment objectives or until it appears that the objectives will not be met. The Company currently has one operating segment. As of December 31, 2020, the Company had eight real estate investments (five wholly owned properties and three properties consolidated through investments in joint ventures) and one real estate-related investment (mezzanine loan).

Substantially all of the Company’s business is conducted through Lightstone REIT V OP LP, a limited partnership organized in Delaware (the “Operating Partnership”).  As of December 31, 2020, the Company’s wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner.  As of December 31, 2020, the Company’s wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

The Company’s business is managed by an external advisor and the Company has no employees. Effective February 10, 2017, the Company engaged affiliates of The Lightstone Group (“Lightstone”), LSG-BH II Advisor LLC and LSG Development Advisor LLC (collectively, the “Advisor”), to provide advisory services to the Company. Lightstone is majority owned by the chairman of the Company’s board of directors, David Lichtenstein. Pursuant to the terms of an advisory agreement and subject to the oversight of the Company’s board of directors, the Advisor is responsible for managing the Company’s day-to-day affairs and for services related to the management of the Company’s assets.

Organization

In connection with the Company’s initial capitalization, the Company issued 22,500 shares of its common stock and 1,000 shares of its convertible stock to the Company’s previous advisor on January 19, 2007.  The 1,000 shares of convertible stock were transferred to an affiliate of Lightstone on February 10, 2017 and remain outstanding. As of December 31, 2020, the Company had 20.2 million shares of common stock outstanding.

The Company’s common stock is not currently listed on a national securities exchange. The timing of a liquidity event for the Company’s stockholders will depend upon then prevailing market conditions. The Company’s board of directors previously targeted June 30, 2023 as the commencement of a liquidity event, however, on January 9, 2020, the Company’s board of directors elected to extend the targeted timeline until June 30, 2028 based on their assessment of the Company’s investment objectives and liquidity options for the Company’s stockholders. The Company can provide no assurances as to the actual timing of the commencement of a liquidity event for its stockholders or the ultimate liquidation of the Company. The Company will seek stockholder approval prior to liquidating its entire portfolio.

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

Principles of Consolidation and Basis of Presentation

The Company’s consolidated financial statements include the Company’s accounts and the accounts of other subsidiaries over which it has control. All inter-company transactions, balances, and profits have been eliminated in consolidation. In addition, interests in entities acquired are evaluated based on applicable GAAP, and entities deemed to be variable interest entities (“VIE”) in which the Company is the primary beneficiary are also consolidated. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control, substantive participating rights or both under the respective ownership agreement. For entities in which the Company has less than a controlling interest but have significant influence, it accounts for the investment using the equity method of accounting.

There are judgments and estimates involved in determining if an entity in which the Company has made an investment is a VIE and, if so, whether it is the primary beneficiary.  The entity is evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity.  Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility, and using a discount rate to determine the net present value of those future losses.  A change in the judgments, assumptions, and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment using the equity method that should in fact be consolidated, the effects of which could be material to the Company’s consolidated financial statements.

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

Upon the acquisition of real estate property that meets the definition of a business, the Company recognizes the assets acquired, the liabilities assumed and any noncontrolling interest as of the acquisition date, measured at their fair values. The acquisition date is the date on which the Company obtains control of the real estate property. The assets acquired and liabilities assumed may consist of land, inclusive of associated rights, buildings, assumed debt, identified intangible assets and liabilities, and asset retirement obligations. Identified intangible assets generally consist of above-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions, and tenant relationships. Identified intangible liabilities generally consist of below-market leases. Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of the identifiable net assets acquired. Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired. Acquisition-related costs are expensed in the period incurred. Initial valuations are subject to change until the Company’s information is finalized, which is no later than 12 months from the acquisition date.

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

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company determines the fair value of assumed debt by calculating the net present value of the scheduled mortgage payments using interest rates for debt with similar terms and remaining maturities that management believes the Company could obtain at the date of the debt assumption. Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan using the effective interest method.

Cash and Cash Equivalents

The Company considers investments in highly liquid money market funds or investments with original maturities of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents reported on the consolidated balance sheet approximates fair value.

Restricted Cash

As required by the Company’s lenders, restricted cash is held in escrow accounts for anticipated capital expenditures, real estate taxes, and other reserves for certain of the Company’s consolidated properties. Capital reserves are typically utilized for non-operating expenses such as tenant improvements, leasing commissions, and major capital expenditures. Alternatively, a lender may require its own formula for an escrow of capital reserves. Restricted cash may also include certain funds temporarily placed in escrow with qualified intermediaries to facilitate potential like-kind exchange transactions in accordance with Section 1031 of the Internal Revenue Code.

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in its consolidated statements of cash flows:

	December 31,
	2020	2019
Cash and cash equivalents	$27,078	$15,802
Restricted cash	4,373	4,148
Total cash, cash equivalents and restricted cash	$31,451	$19,950

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

An impairment charge is recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration and severity of any decline in fair value below the Company’s amortized cost basis, any adverse changes in the financial condition of the issuers’ and its intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. As of December 31, 2020 and 2019, the Company did not recognize any impairment charges.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Investment Impairment

For all of the Company’s real estate and real estate related investments, the Company monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  Examples of the types of events and circumstances that would cause management to assess the Company’s assets for potential impairment include, but are not limited to: a significant decrease in the market price of an asset; a significant adverse change in the manner in which the asset is being used; an accumulation of costs in excess of the acquisition basis plus construction of the property; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers; and changes in the global and local markets or economic conditions.  To the extent that the Company’s portfolio is concentrated in limited geographic locations, downturns specifically related to such regions may result in tenants defaulting on their lease obligations at those properties within a short time period, which may result in asset impairments.  When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  These projected cash flows are prepared internally by the Advisor and reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s management reviews these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions that are consistent with market data or with assumptions that would be used by a third-party market participant and assume the highest and best use of the investment. The Company considers trends, strategic decisions regarding future development plans, and other factors in its assessment of whether impairment conditions exist.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value.  While the Company believes its estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.

In evaluating the Company’s investments for impairment, management may use appraisals and make estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during the Company’s ownership, and the projected sales price of each of the properties.  A future change in these estimates and assumptions could result in understating or overstating the carrying value of the Company’s investments, which could be material to its financial statements. In addition, the Company may incur impairment charges on assets classified as held for sale in the future if the carrying amount of the asset upon classification as held for sale exceeds the estimated fair value, less costs to sell.

During the years ended December 31, 2020 and 2019, the Company did not record any impairment charges.

Investment in Unconsolidated Joint Venture

The Company has and may continue to provide funding to third-party developers for the acquisition, development, and construction of real estate (“ADC Arrangement”). Under an ADC Arrangement, the Company may participate in the residual profits of the project through the sale or refinancing of the property. The Company evaluates such arrangements to determine if they have characteristics similar to a loan or if the characteristics are more similar to a joint venture or partnership such as participating in the risks and rewards of the project as an owner or an investment partner. When the Company determines that the characteristics are more similar to a jointly-owned investment or partnership, it accounts for the arrangement as an investment in an unconsolidated joint venture under the equity method of accounting or a direct investment (consolidated basis of accounting) instead of applying loan accounting. ADC Arrangements are reassessed at each reporting period. See Note 8 of the Notes to the Consolidated Financial Statements for additional information.

Revenue Recognition

The Company recognizes rental income generated from leases of its operating properties on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. Leases associated with the Company’s multifamily and student housing are generally short-term in nature, and thus have no straight-line rent.

Other Assets

Other assets primarily consist of deposits, receivables and intangible assets related to the Company’s consolidated properties.

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

Income Taxes

The Company has elected to be taxed as a REIT commencing with the taxable year ended December 31, 2008. If the Company qualifies as a REIT, it generally will not be subject to U.S. federal income tax on its taxable income or capital gain that it distributes to its stockholders. To maintain its REIT qualification, the Company must meet a number of organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If the Company fails to remain qualified for taxation as a REIT in any subsequent year and does not qualify for certain statutory relief provisions, its income for that year will be taxed at the regular corporate rate, and it may be precluded from qualifying for treatment as a REIT for the four-year period following its failure to qualify as a REIT. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders.

To maintain its qualification as a REIT, the Company engages in certain activities through wholly-owned taxable REIT subsidiaries (“TRSs”). As such, the Company is subject to U.S. federal and state income and franchise taxes from these activities.

As of December 31, 2020 and 2019, the Company had no material uncertain income tax positions. Additionally, even if the Company continues to qualify as a REIT, it may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on its undistributed income.

Concentration of Credit Risk

At December 31, 2020 and 2019, the Company had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  The Company has diversified its cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities.  The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Noncontrolling Interest

Noncontrolling interest represents the noncontrolling member’s share of the equity in certain of the Company’s consolidated real estate investments.  Income and losses are allocated to noncontrolling interest holders based generally on their ownership percentage.  In certain instances, the Company’s joint venture agreements provide for liquidating distributions based on achieving certain return metrics (“promoted interest”) and if a property reaches a defined return threshold, then it will result in distributions to the noncontrolling member which differs from the standard pro-rata allocation percentage.

Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, net (loss) income per share is calculated by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the applicable period.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic leading many countries, including the United States, particularly at the individual state level, to subsequently impose various degrees of restrictions and other measures, including, but not limited to, mandatory temporary closures, quarantine guidelines, limitations on travel, and “shelter in place” rules in an effort to reduce its duration and the severity of its spread. Although the COVID-19 pandemic has continued to evolve, most of these previously imposed restrictions and other measures have now been reduced and/or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic and its duration and extent is likely dependent on numerous developments such as the regulatory approval, mass production, administration and ultimate effectiveness of vaccines, as well as the timeline to achieve a level of sufficient herd immunity amongst the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the overall health of the U.S. economy for the foreseeable future.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company’s consolidated portfolio of properties currently consists of seven multi-family apartment complexes and one student housing complex. Despite past and current restrictions and mitigation strategies, the Company’s multi-family properties still have not yet seen any significant impact from the COVID-19 pandemic. The Company’s student housing complex, which consists of the River Club Apartments and the Townhomes at River Club, are located in Athens, Georgia and principally serve as “off-campus” lodging for students attending the University of Georgia (“UGA”). Leases for the River Club Apartments and Townhomes at River Club generally have a term of one year running from August through July. UGA previously transitioned to online instruction during its Spring 2020 semester and for its other course offerings throughout the summer. However, UGA returned to “on-campus” classes beginning with its Fall 2020 semester and has continued “on-campus” classes into the current Spring 2021 semester. The Company’s student housing complex is located “off-campus” and therefore, its tenants are not required to vacate even if UGA does not conduct “on-campus” classes. However, if UGA decides to return to online instruction for its students in lieu of “on-campus” classes in future semesters, it could adversely impact leasing demand, occupancy levels and the operating results of the Company’s student housing complex in future periods. Additionally, the Company’s note receivable relates to a condominium development project located in New Yok City (the “Condominium Project”), which is subject to similar restrictions and risks. To date, the Company’s note receivable has not been significantly impacted by the COVID-19 pandemic.

While the Company’s business has not yet seen any material impact from the ongoing COVID-19 pandemic, the extent to which it may be affected in future periods will largely depend on current and future developments, all of which are highly uncertain and cannot be reasonably predicted.

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

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

4. Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities:

	As of December 31, 2020
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate and Government Bonds	$3,515	$140	$(1)	$3,654

	As of December 31, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate and Government Bonds	$5,385	$113	$(2)	$5,496

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

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair values of the Company’s investments in debt securities are measured using quoted prices for these investments; however, the markets for these assets are not active. As of December 31, 2020 and 2019, all of the Company’s debt securities were classified as Level 2 assets and there were no transfers between the level classifications during the year ended December 31, 2020.

The following table summarizes the estimated fair value of the Company’s investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of December 31, 2020
Due in 1 year	$519
Due in 1 year through 5 years	3,135
Due in 5 years through 10 years	-
Due after 10 years	-
Total	$3,654

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

5. Financial Instruments not Reported at Fair Value

The Company determined the following disclosure of estimated fair values using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. The use of different market assumptions or only estimation methodologies may have a material effect on the estimated fair value amounts.

As of December 31, 2020 and 2019, management estimated that the carrying value of cash and cash equivalents, restricted cash, note receivable, prepaid expenses and other assets, accounts payable and accrued and other liabilities, and accrued property tax were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.

The fair value of the notes payable is categorized as a Level 2 in the fair value hierarchy. The fair value was estimated using a discounted cash flow analysis valuation on the estimated borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2020 and 2019.

Carrying amounts of the Company’s notes payable and the related estimated fair value as follows:

	As of December 31, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable	$216,382	$219,625	$186,761	$187,304

6. Real Estate and Real Estate-Related Investments

The following table presents certain information about the Company’s consolidated investments as of December 31, 2020:

Property Name	Description	Location	Date Acquired	Ownership Interest
River Club and the Townhomes at River Club	Student housing	Athens, Georgia	April 25, 2011	85%
Lakes of Margate(1)	Multifamily	Margate, Florida	October 19, 2011	92.5%
Arbors Harbor Town	Multifamily	Memphis, Tennessee	December 20, 2011	100%
Parkside Apartments (“Parkside”)	Multifamily	Sugar Land, Texas	August 8, 2013	90%
Flats at Fishers Fishers	Multifamily	Fishers, Indiana	November 30, 2017	100%
Axis at Westmont Fishers	Multifamily	Westmont, Illinois	November 27, 2018	100%
Valley Ranch Apartments	Multifamily	Ann Arbor, Michigan	February 14, 2019	100%
Autumn Breeze Apartments	Multifamily	Noblesville, Indiana	March 17, 2020	100%

Note:

(1)	On March 17, 2021, the disposition of the Lakes of Margate was completed pursuant to the terms of the Lakes of Margate Agreement. See Note 9 for additional information.

Real Estate Asset Acquisitions

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

Valley Ranch Apartments

On February 14, 2019, the Company completed the acquisition of a 384-unit multifamily property located in Ann Arbor, Michigan (the “Valley Ranch Apartments”) from an unrelated third party, for an aggregate purchase price of approximately $70.3 million, excluding closing and other related transaction costs. In connection with the acquisition, the Advisor received an aggregate of approximately $1.2 million in acquisition fees and acquisition expense reimbursements.

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

Real Estate Asset Dispositions - Continuing Operations

The following disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results and therefore did not qualify to be reported as discontinued operations and its operating results are reflected in the Company’s results from continuing operations in the consolidated statements of operations for all periods presented through the date of disposition:

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

On January 15, 2020, the Company completed the disposition of the Gardens Medical Pavilion to the Gardens Medical Pavilion Buyer for an aggregate contractual sales price of $24.3 million. In connection with the disposition of the Gardens Medical Pavilion, the Company recognized a gain on the sale of investment property of approximately $5.5 million during the first quarter of 2020. Approximately $12.6 million of the proceeds were used towards the repayment the Gardens Medical Mortgage. Additionally, approximately $1.8 million of the remaining proceeds were distributed to the noncontrolling member. See Notes 9 and 10 for additional information.

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

The 500 West 22nd Street Mezzanine Loan is recorded in note receivable, net on the consolidated balance sheet. In connection with the fundings made for the 500 West 22nd Street Mezzanine Loan, the Advisor has received an aggregate of approximately $0.2 million in acquisition fees from the Company. The acquisition fees are accounted for as an addition to the carrying value of the 500 West 22nd Street Mezzanine Loan and are being amortized as a reduction to interest income over the initial term of the 500 West 22nd Street Mezzanine Loan using a straight-line method that approximates the effective interest method.

The 500 West 22nd Street Mezzanine Loan is due August 31, 2021 and is collateralized by the ownership interests of the 500 West 22nd Street Mezzanine Loan Borrower. The 500 West 22nd Street Mezzanine Loan Borrower owns a parcel of land located at 500 West 22nd Street, New York, New York on which it is developing and constructing the Condominium Project. Although New York City previously restricted certain non-essential construction activities because of the COVD-19 pandemic, which led to a temporarily suspension of construction of the Condominium Project, construction activities for the Condominium Project resumed in early May 2020 and its anticipated construction timeline has not been significantly impacted to date.

The 500 West 22nd Street Mezzanine Loan bears interest at a rate of LIBOR + 11.0% per annum with a floor of 13.493% (13.493% as of December 31, 2020). The Company received an origination fee of 1.0% of the loan balance, or approximately $0.1 million, which is presented in the consolidated balance sheets as a direct deduction from the carrying value of the 500 West 22nd Street Mezzanine Loan and is being amortized to interest income, using a straight-line method that approximates the effective interest method, over the initial term of the 500 West 22nd Street Mezzanine Loan. The 500 West 22nd Street Mezzanine Loan may be extended two additional six-month periods by the 500 West 22nd Street Mezzanine Loan Borrower provided certain conditions are met, including the establishment of an additional reserve for interest and the payment of an extension fee equal to 0.25% of the outstanding loan balance.

In connection with the initial funding under the 500 West 22nd Street Mezzanine Loan, the Company retained approximately $2.1 million of the proceeds to establish a reserve for interest and other items, which is presented in the consolidated balance sheets as a direct deduction from the carrying value of the 500 West 22nd Street Mezzanine Loan and are being applied against the first 8.0% of monthly interest due during the initial term of the 500 West 22nd Street Mezzanine Loan. Through December 31, 2020, approximately $1.7 million of the reserve has been recognized as interest income and the remaining balance of the reserve was approximately $0.4 million as of December 31, 2020. The additional monthly interest due above the 8.0% threshold is added to the balance of the 500 West 22nd Street Mezzanine Loan and payable at maturity. As of December 31, 2020, approximately $1.2 million of additional interest due is included in the balance of the 500 West 22nd Street Mezzanine Loan.

During the years ended December 31, 2020 and 2019, the Company recorded approximately $1.7 million and $1.1 million, respectively, of interest income related to the note receivable. As of December 31, 2020, the outstanding principal balance of the 500 West 22nd Street Mezzanine Loan was approximately $12.8 million.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

8. Investment in Unconsolidated Joint Venture

The Company provided mezzanine financing totaling $15.3 million to an unaffiliated third-party entity (the “Borrower”) that owned an apartment complex in Denver, Colorado (the “Prospect Park”). The Borrower also had a senior construction loan with a third-party construction lender (the “Senior Lender”) in an aggregate original principal amount of $40.0 million. The senior construction loan was guaranteed by the owners of the developer. The Company also had a personal guaranty from the owners of the developer guaranteeing completion of Prospect Park and payment of any cost overruns. The Company’s mezzanine loan was secured by all of the membership interests of the Borrower and was subordinate to the senior construction loan. The Company’s advances of $15.3 million initially had annual stated interest rates ranging from 10% to 18%.

Pursuant to the terms of the mezzanine loan, the Company participated in the residual interests of Prospect Park attributable to a sale or refinancing even though it had no actual ownership interest. The Company previously evaluated this arrangement and determined that its characteristics were similar to a jointly-owned investment or partnership. Accordingly, the Company’s investment, which was a variable interest entity (“VIE”) was accounted for as an unconsolidated joint venture under the equity method of accounting instead of loan accounting.

On December 15, 2017, the Borrower sold Prospect Park to an unrelated third-party for a contractual sales price of approximately $100.5 million. In connection with the sale, the Borrower repaid the Senior Construction Loan in full and the Company received aggregate proceeds of approximately $21.6 million representing the repayment in full of the outstanding principal and accrued interest due on the Company’s mezzanine loan. Additionally, the Borrower placed approximately $15.1 million of the net proceeds from the sale into an escrow account to be used for settlement of the amount due to the Company for its participation in the residual interests of Prospect Park. The carrying value of the Company’s unconsolidated investment in Prospect Park, which represented the minimum amount payable to the Company for its participation in the residual interests of Prospect Park, was $10.9 million as of December 31, 2018.

On January 4, 2019, the Company and the Borrower received payments of $10.9 million and $1.9 million, respectively, from the escrow account, which has a remaining balance of $2.3 million. As a result, the carrying value of the Company’s unconsolidated investment in Prospect Park has been reduced to zero. Additional amounts, if any, received by the Company from the remaining escrow account will be recognized upon receipt.

9. Held for Sale

Lakes of Margate

Beginning with the fourth quarter of 2019, Lakes of Margate met the criteria to be classified as held for sale and therefore, its associated assets and liabilities, which were expected to be sold within 12 months, were previously classified as held for sale in the consolidated balance sheets as of both March 31, 2020 and December 31, 2019.

However, because of the COVID-19 pandemic the Company subsequently decided during the second quarter of 2020 to discontinue its marketing efforts and to retain the property for the foreseeable future. Additionally, on June 26, 2020 the Company obtained a new 10-year mortgage financing (the “Lakes of Margate Loan”) on the property, which previously was unencumbered (see Note 10 for additional information). As a result, the Company determined the property should no longer be classified as held for sale effective as of June 30, 2020 because a sale was no longer considered probable within the next 12 months. Since the fair value of the property was in excess of the Company’s carrying value, it recorded catch-up depreciation for the period the property was previously classified as held for sale. In addition, the Company no longer has classified the long-lived asset as held for sale on the consolidated balance sheet as of December 31, 2019.

Despite the Company discontinuing marketing efforts and deciding to retain the property for the foreseeable future, it was approached by an unrelated third-party during the third quarter of 2020 and ultimately entered into a purchase and sale agreement (the “Lakes of Margate Agreement”) with Lakes at Margate Apartments FL LLC (the “Lakes of Margate Buyer”). Pursuant to the terms of the Lakes of Margate Agreement, the Lakes at Margate would be sold to the Lakes of Margate Buyer for aggregate consideration of $51.0 million, including the assumption of the existing Lakes of Margate Loan, which was subject to the Lakes of Margate Buyer obtaining the lender’s consent. Because the proposed transaction was contingent on the Lakes of Margate Buyer obtaining lender approval for the assumption of the existing Lakes of Margate Loan, which was outside of the Company’s control, a sale of the property within the next 12 months was not deemed probable as of September 30, 2020 and the Company continued to classify Lakes of Margate as held for use on its consolidated balance sheet as of that date.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

During the fourth quarter of 2020, the Lakes of Margate Buyer successfully obtained the lender’s approval to assume the existing Lakes of Margate Loan in connection with the proposed transaction and, as a result, the Lakes of Margate now met the criteria to be classified as held for sale and therefore, its associated assets and liabilities are classified as held for sale in the consolidated balance sheet as of December 31, 2020.

On March 17, 2021, the disposition of the Lakes of Margate was completed pursuant to the terms of the Lakes of Margate Agreement. At closing, the Lakes of Margate Buyer paid $15.3 million and assumed the existing Lakes of Margate Loan with an outstanding principal balance of $35.7 million.

The following summary presents the major components of the Lakes of Margate’s assets and liabilities held for sale, of as December 31, 2020.

As of
December 31, 2020
Net investment property	$21,308
Other assets	2,832
Total assets held for sale	$24,140
Note payable, net	$35,136
Accounts payable and accrued expenses	2,029
Total liabilities held for sale	$37,165

Gardens Medical Pavilion

On December 23, 2019, the Company and the Gardens Medical Pavilion Buyer entered into the Gardens Medical Pavilion Agreement pursuant to which the Company would dispose of the Gardens Medical Pavilion to the Gardens Medical Pavilion Buyer for an aggregate contractual sales price of $24.3 million.

As of December 31, 2019, the Gardens Medical Pavilion met the criteria to be classified as held for sale and therefore, its associated assets and liabilities are classified as held for sale in the consolidated balance sheet as of December 31, 2019.

The following summary presents the major components of the Gardens Medical Pavilion’s assets and liabilities held for sale as of December 31, 2019:

As of
December 31, 2019
Net investment property	$17,448
Other assets	744
Total assets held for sale	$18,192
Note payable, net	$12,441
Accounts payable and accrued expenses	1,245
Total liabilities held for sale	$13,686

On January 15, 2020, the Company completed the disposition of the Gardens Medical Pavilion to the Gardens Medical Pavilion Buyer for an aggregate contractual sales price of $24.3 million. In connection with the disposition of the Gardens Medical Pavilion, the Company recognized a gain on the sale of investment property of approximately $5.5 million during the first quarter of 2020. Approximately $12.6 million of the proceeds were used towards the repayment the Gardens Medical Mortgage. Additionally, approximately $1.8 million of the remaining proceeds were distributed to the noncontrolling member. See Notes 6 and 10 for additional information.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

10. Notes Payable

The following table sets forth information as of the date indicated for the Company’s notes payable, excluding certain mortgage debt associated with properties that were classified as held for sale (see below and Note 9 for additional information):

Property	Interest Rate	Weighted Average Interest Rate as of December 31, 2020	Maturity Date	Amount Due at Maturity	As of December 31, 2020	As of December 31, 2019

River Club and the Townhomes at River Club	LIBOR + 1.78%	1.92%	May 1, 2025	$28,419	$30,359	$30,359

Arbors Harbor Town	4.53%	4.53%	December 28, 2025	29,000	29,000	29,000

Parkside	4.45%	4.45%	June 1, 2025	15,782	17,289	17,588

Axis at Westmont	4.39%	4.39%	February 1, 2026	34,343	37,600	37,600

Valley Ranch Apartments	4.16%	4.16%	March 1, 2026	43,414	43,414	43,414

Flats at Fishers	3.78%	3.78%	July 1, 2026	26,090	28,800	28,800

Autumn Breeze Apartments	3.39%	3.39%	April 1, 2030	25,518	29,920	-

Total notes payable		3.71%		$202,566	216,382	186,761

Less: Deferred financing costs					(3,393)	(2,973)

Total notes payable, net					$212,989	$183,788

On March 31, 2020, the Company entered into a 10-year $29.9 million non-recourse mortgage loan (the “Autumn Breeze Apartments Loan”) scheduled to mature on April 1, 2030. The Autumn Breeze Apartments Loan bears interest at 3.39% and requires monthly interest-only payments through June 30, 2023 and monthly principal and interest payments of approximately $0.1 million thereafter, through its stated maturity. The Autumn Breeze Apartments Loan is collateralized by the Autumn Breeze Apartments. In connection with the Autumn Breeze Apartments Loan, the Company paid the Advisor an aggregate of approximately $0.3 million in financing fees.

On February 14, 2019, the Company entered into the Valley Ranch Mortgage scheduled to mature on March 1, 2026. The Valley Ranch Mortgage bears interest at 4.16% and requires monthly interest-only payments through its stated maturity. The Valley Ranch Mortgage is collateralized by the Valley Ranch Apartments.

On June 13, 2019, the Company entered into a seven-year $28.8 million non-recourse mortgage loan (the “Flats at Fishers Mortgage”) scheduled to mature on July 1, 2026. The Flats at Fishers Mortgage bears interest at 3.78% and requires monthly interest-only payments through the first two years of the term and thereafter, monthly payments of principal and interest based upon a 30-year amortization. The Flats at Fishers Mortgage is collateralized by the Flats at Fishers.

On December 31, 2019, the Company repaid in full its Lakes of Margate Mortgage collateralized by the Lakes of Margate.

On May 1, 2018, the Company entered into a seven-year non-recourse mortgage loan (the “River Club Mortgage”) in the amount of $30.4 million. The River Club Mortgage bears interest at Libor plus 1.78% and requires monthly interest-only payments during the first five years and interest and principal payments pursuant to a 30-year amortization schedule for the remaining two years through its stated maturity with the entire unpaid balance due upon maturity. The River Club Mortgage is cross-collateralized by the River Club and the Townhomes at River Club. At closing, approximately $23.4 million of the proceeds from the River Club Mortgage were used to repay in full the existing non-recourse mortgage loan.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

On June 1, 2018, the Company entered into a seven-year non-recourse mortgage loan (the “Parkside Mortgage”) in the amount of $18.0 million. The Parkside Mortgage bears interest at 4.45% and requires monthly interest and principal payments pursuant to a 30-year amortization schedule through its stated maturity with the entire unpaid balance due upon maturity. The Parkside Mortgage is collateralized by Parkside. At closing, approximately $9.6 million of the proceeds from the Parkside Mortgage were used to repay in full the existing non-recourse mortgage loan.

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

On December 28, 2018, the Company entered into a seven-year non-recourse mortgage loan (the “Arbors Harbor Town Mortgage”) in the amount of $29.0 million. The Arbors Harbor Town Mortgage bears interest at 4.53% and requires monthly interest payments through its stated maturity with the entire unpaid balance due upon maturity. The Arbors Harbor Town Mortgage is collateralized by the Arbors Harbor Town. At closing, approximately $23.7 million of the proceeds from the Arbors Harbor Town Mortgage were used to repay in full the existing non-recourse mortgage loan and an additional $1.9 million of the proceeds were used to acquire the 6.0% membership interest in the property held by a minority owner, and as a result, the Company now owns 100.0% of this property.

The following table provides information with respect to the contractual maturities and scheduled principal repayments of the Company’s indebtedness as of December 31, 2020.

	2021	2022	2023	2024	2025	Thereafter	Total
Principal maturities (1)	$1,023	$1,468	$2,498	$3,181	$46,590	$161,622	$216,382
Less: deferred financing costs							(3,393)
Total notes payable, net							$212,989

Note:

(1)	– Excludes the Lakes of Margate Mortgage which is included in liabilities held for sale as of December 31, 2020. The Lakes of Margate Mortgage was assumed by the Lakes of Margate Buyer in connection with the disposition of the Lakes of Margate on March 17, 2021. See below and Note 9 for additional information.

Notes Payable included in Liabilities Held for Sale

Lakes of Margate Loan

On June 26, 2020, the Company and its noncontrolling member entered into a 10-year, $35.7 million non-recourse mortgage loan (the “Lakes of Margate Loan”) scheduled to mature on July 1, 2030. The Lakes of Margate Loan bears interest at LIBOR + 2.98% and requires monthly interest-only payments through the first four years of the term and thereafter, monthly payments of principal and interest based upon a 30-year amortization schedule. The Lakes of Margate Loan is collateralized by the Lakes of Margate. In connection with the Lakes of Margate Loan, the Company paid the Advisor an aggregate of approximately $0.4 million in financing fees. Additionally, approximately $1.4 million of the financing proceeds were distributed to the noncontrolling member.

As of December 31, 2020, the Lakes of Margate met the criteria to be classified as held for sale and therefore, its associated assets and liabilities, which include the Lakes of Margate Loan, are classified as held for sale in the consolidated balance sheet as of December 31, 2020.

On March 17, 2021, the disposition of the Lakes of Margate was completed pursuant to the terms of the Lakes of Margate Agreement. At closing, the Lakes of Margate Buyer paid $15.3 million and assumed the existing Lakes of Margate Loan with an outstanding principal balance of $35.7 million. See Note 9.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Gardens Medical Mortgage

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

As of December 31, 2019, the Garden Medical Pavilion met the criteria to be classified as held for sale and therefore, its associated assets and liabilities, which include the Garden Medical Mortgage, are classified as held for sale in the consolidated balance sheet as of December 31, 2019.

On January 15, 2020, the Company completed the disposition of the Gardens Medical Pavilion for an aggregate contractual sales price of $24.3 million. Approximately $12.6 million of the proceeds were used towards the repayment in full of the Gardens Medical Mortgage. See Notes 6 and 9.

11. Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.

As of the date hereof, the Company is not a party to any material pending legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on its results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss. Additionally, the Company has not recorded any loss contingencies related to legal proceedings in which the potential loss is deemed to be remote.

12. Stockholders’ Equity

Capitalization

As of December 31, 2020, the Company’s authorized capital was 350,000,000 shares of common stock, 50,000,000 shares of preferred stock, and 1,000 shares of convertible stock. All shares of such stock have a par value of $.0001 per share.

As of December 31, 2020, the Company had issued 20.2 million shares of its common stock, including 2.2 million shares previously issued through its distribution reinvestment plan, which was terminated on April 3, 2012. From the Company’s inception through December 31, 2020, it redeemed an aggregate 4.5 million shares of its common stock. As of December 31, 2020, the Company had 1,000 shares of convertible stock held by an affiliate of Lightstone.

The shares of convertible stock will be converted into shares of common stock automatically if (1) the Company has made total distributions on then outstanding shares of its common stock equal to the issue price of those shares plus a 10% cumulative, non-compounded, annual return on the issue price of those outstanding shares, or (2) the Company lists its common stock for trading on a national securities exchange if the sum of the prior distributions on then outstanding shares of the common stock plus the aggregate market value of the common stock (based on the 30-day average closing price) meets the same 10% performance threshold. In general, the convertible stock will convert into shares of common stock with a value equal to the lesser of (A) 20% of the excess of the Company’s enterprise value plus the aggregate value of distributions paid to date on then outstanding shares of its common stock over the aggregate issue price of those outstanding shares plus a 10% cumulative, non-compounded, annual return on the issue price of those outstanding shares, or (B) 15% of the excess of the Company’s enterprise value plus the aggregate value of distributions paid to date on then outstanding shares of the common stock over the aggregate issue price of those outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares. At the date of issuance of the shares of convertible stock, management determined the fair value under GAAP was less than the nominal value paid for the shares; therefore, the difference is not material.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The timing of the conversion of any or all of the convertible stock may be deferred by the Company’s board of directors if it determines that full conversion may jeopardize its qualification as a REIT. Any such deferral will in no event otherwise alter the terms of the convertible stock, and such stock shall be converted at the earliest date after the Company’s board of directors determines that such conversion will not jeopardize its qualification as a REIT. The Company’s board of directors is authorized to amend the Company’s charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has the authority to issue.

Tender Offers

2020 Tender Offer

The Company commenced a tender offer on June 16, 2020, pursuant to which it offered to acquire up to 300,000 shares of the Company’s common stock at a purchase price of $2.25 per share, or approximately $0.7 million in the aggregate (the “2020 Tender Offer”).

The 2020 Tender Offer terminated on July 24, 2020, and a total of 26,637 shares were validly tendered and not withdrawn pursuant to the 2020 Tender Offer as of such date. In accordance with the terms of the 2020 Tender Offer, the Company subsequently repurchased all of the tendered shares for approximately $0.1 million in August 2020.

2019 Tender Offer

The Company commenced a tender offer on December 17, 2019, pursuant to which it offered to acquire up to 2.0 million shares of the Company’s common stock at a purchase price of $7.75 per share, or $15.5 million in the aggregate (the “2019 Tender Offer”).

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

Share Redemption Program and Redemption Price

The Company’s board of directors has adopted a share redemption program (the “SRP”) that permits stockholders to sell their shares back to the Company, subject to the significant conditions and limitations of the program.  The Company’s board of directors can amend the provisions of the SRP at any time without the approval of its stockholders.

During the year ended December 31, 2019, the Company redeemed 1.2 million shares of its common stock at average prices per share of $7.94.

On August 9, 2017, the Company’s board of directors adopted a Fourth Amended and Restated Share Redemption Program (the “Fourth Amended SRP”) which became effective July 1, 2018. The material changes made to the program were as follows. The Company no longer process redemptions upon death, “qualifying disability,” or confinement to a long-term care facility on terms different than those on which it processes all other redemptions. The price at which the Company redeems shares submitted for redemption will be a percentage of the estimated NAV per Share as of the Effective Date (as defined in the Fourth Amended SRP), as follows:

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

In accordance with the Fifth Amended SRP, the per share redemption price automatically adjusted to $9.18 effective November 12, 2020 as a result of the determination and approval by the Company’s board of directors of the updated estimated NAV per Share.

On December 13, 2019, the Company’s board of directors approved the suspension of the SRP. Pursuant to the terms of the SRP, while the SRP is suspended, the Company will not accept any requests for redemption and any such requests and all pending requests will not be honored or retained, but will be returned to the requestor.

Effective March 25, 2021, the Company’s Board of Directors reopened the SRP solely for redemptions submitted in connection with a stockholder’s death and set the price for all such purchases to $9.42, which is 100% of the NAV per Share. Deaths that occurred subsequent to January 1, 2020 are eligible for consideration. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by the Company within one year of the stockholder’s date of death for consideration.

On an annual basis, the Company will not redeem in excess of 0.5% of the number of shares outstanding as of the end of the preceding year. Death redemption requests are expected to be processed on a quarterly basis and may be subject to pro ration if death redemption requests exceed the annual limitation.

The Company’s board of directors will continue to consider the liquidity available to stockholders going forward, balanced with other long-term interests of the stockholders and the Company. It is possible that in the future additional liquidity will be made available by the Company through the SRP, issuer tender offers or other methods, though it can make no assurances as to whether that will happen, or the timing or terms of any such liquidity.

Distributions

The Company made an election to qualify as a REIT for federal income tax purposes commencing with its taxable year ended December 31, 2008. U.S. federal tax law requires a REIT distribute at least 90% of its annual REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles, or GAAP) determined without regard to the deduction for dividends paid and excluding any net capital gain. In order to continue to qualify for REIT status, the Company may be required to make distributions in excess of cash available. Distributions are authorized at the discretion of the Company’s board of directors based on their analysis of the Company’s performance over the previous periods and expectations of performance for future periods.  Such analyses may include actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for the Company’s portfolio, capital expenditure needs, general financial and market conditions, proceeds from asset sales, and other factors that the Company’s board of directors deems relevant.  The Company’s board of directors’ decision will be substantially influenced by their obligation to ensure that the Company maintains its federal tax status as a REIT.  The Company cannot provide assurance that it will pay distributions at any particular level, or at all.

The Company did not make any distributions to its stockholders during the years ended December 31, 2020 and 2019.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

13. Related Party Transactions

Advisor and Property Manager

The Company has agreements with the Advisor and its affiliates to pay certain fees in exchange for services performed by these entities and other related parties. The Company’s ability to secure financing and subsequent real estate operations are dependent upon the Advisor and the Advisor’s affiliates to perform such services as provided in these agreements. Additionally, the Company engaged an affiliate of Lightstone pursuant to a property management and leasing agreement. The following discussion describes the fees and expenses payable to the Advisor and affiliated property manager and their respective affiliates under various agreements.

Fees	Amount
Acquisition -

The Company pays the Advisor acquisition and advisory fees of 1.5% of the amount paid in respect of the purchase, development, construction, or improvement of each asset the Company acquires, including any debt attributable to those assets.

In addition, the Company pays acquisition and advisory fees of 1.5% of the funds advanced in respect of a loan investment.

The Company pays the Advisor an acquisition expense reimbursement in the amount of (i) 0.25% of the funds paid for purchasing an asset, including any debt attributable to the asset, plus 0.25% of the funds budgeted for development, construction, or improvement in the case of assets that the Company acquires and intends to develop, construct, or improve or (ii) 0.25% of the funds advanced in respect of a loan investment.

The Company pays third parties, or reimburses the Advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder’s fees, title insurance, premium expenses, and other closing costs.

The Advisor and its affiliates are also responsible for paying all of the investment-related expenses that the Company pays or the Advisor or its affiliates incur that are due to third parties or related to the additional services provided by the Advisor as described above with respect to investments the Company pays does not make, other than certain non-refundable payments made in connection with any acquisition.

Debt Financing -	The Company pays the Advisor a debt financing fee of 1.0% of the amount available under any loan or line of credit made available to us and pay directly all third-party costs associated with obtaining the debt financing. Generally, these fees are capitalized as a direct reduction to the applicable financing and amortized over its term.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Property Management -	The Company pays its property manager, an affiliate of the Advisor, fees for the management, leasing, and construction supervision of the Company’s properties which is 4.0% of gross revenues of the properties managed by the Company’s property manager. The Company pays its property manager an oversight fee equal to 0.5% of the gross revenues of the property managed for any property for which the Company contracts directly with a third-party property manager. In no event will the Company’s property manager or its affiliates receive both a property management fee and an oversight fee with respect to any particular property. In the event the Company owns a property through a joint venture that does not pay the Company’s property manager directly for its services, the Company will pay its property manager a management fee or oversight fee, as applicable, based only on the Company’s economic interest in the property.

Construction Management -

The Company pays its property manager a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of the Company or its affiliates. The Company incurred no construction management fees for the years ended December 31, 2020 and 2019.

Asset Management -

The Company pays the Advisor a monthly asset management fee of one-twelfth of 0.7% of the value of each asset. The value of the Company’s assets will be the value as determined in connection with the establishment and publication of an estimated net asset value (“NAV”) per share unless the asset was acquired after the Company’s publication of a NAV per share (in which case the value of the asset will be the contractual purchase price of the asset).

Administrative Services Reimbursement -

The Advisor is responsible for paying all of the expenses it incurs associated with persons employed by the Advisor to the extent that they provide services to the Company for which the Advisor receives an acquisition, asset management, or debt financing fee, including wages and benefits of the applicable personnel. Instead of reimbursing the Advisor for specific expenses paid or incurred in connection with providing services to the Company, the Company pays the Advisor an administrative services fee, which is an allocation of a portion of the actual costs that the Advisor paid or incurred providing these services to the Company (the “Administrative Services Reimbursement”). The Administrative Services Reimbursement is intended to reimburse the Advisor for all its costs associated with providing services to the Company.

For the period January 1, 2019 through June 10, 2019, the Administrative Services Reimbursement was up to $1.29 million annually, pro-rated for the period. On June 10, 2019, the advisory management agreements were extended an additional year through June 10, 2020. For the period June 11, 2019 through June 10, 2020, the Administrative Services Reimbursement was up to $1.312 million. On June 10, 2020, the advisory management agreements were extended an additional year through June 10, 2021. For the period June 11, 2020 through June 10, 2021, the Administrative Services Reimbursement is limited to the lesser of the actual costs incurred or $1.33 million. The Administrative Services Reimbursement is payable in four equal quarterly installments within 45 days of the end of each calendar quarter. In addition, under the various advisory management agreements, the Company is to reimburse the Advisor for certain due diligence services provided in connection with asset acquisitions and dispositions and debt financings separately from the Administrative Services Reimbursement.

Notwithstanding the fees and cost reimbursements payable to the Advisor pursuant to the Company’s advisory management agreement, under the Company’s charter the Company may not reimburse the Advisor for any amount by which the Company’s operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of the Company’s average invested assets, or (ii) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts, or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period unless a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2020 and 2019, the Company’s total operating expenses (including the asset management fee) exceeded the limit on total operating expenses; however, the Company’s independent directors determined the excess expenses were justified.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table represents the fees incurred associated with the payments to the Advisor for the periods indicated:

	For the Years Ended December 31,
	2020	2019
Acquisition fees and acquisition expense reimbursement (1)	$764	$1,428
Debt financing fees (2)	656	722
Property management fees (property operating expenses)	468	467
Administrative services reimbursement (general and administrative costs)	1,321	1,300
Asset management fees (general and administrative costs)	2,721	2,446
Total	$5,930	$6,363

(1)	Capitalized to the corresponding asset and amortized over its estimated useful life.

(2)	Capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan.

As of December 31, 2020, the Company had no amounts payable to the Advisor and its affiliates. As of December 31, 2019, the Company had a payable to the Advisor and its affiliates of approximately $6.

The Company is dependent on the Advisor and property manager for certain services that are essential to it, including asset disposition decisions, property management and leasing services, and other general administrative responsibilities. In the event that these companies were unable to provide the Company with their respective services, the Company would be required to obtain such services from other sources.

Advance from Advisor

On March 16, 2020, the Advisor provided an advance of $25.0 million to the Company that bore interest at a fixed-rate of 5.00%. On March 31, 2020, the Company repaid $15.0 million of the advance and on June 29, 2020, the Company repaid the remaining $10.0 million of the advance and aggregate accrued interest of $0.2 million. Approximately $0.2 million of interest expense was incurred on the advance during the year ended December 31. 2020.

****

EXHIBIT INDEX

Exhibit No.	Description
3.1	Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Form 10-Q on November 14, 2012)
3.2	Second Amended and Restated Bylaws, as amended by Amendment No. 1 (incorporated by reference to Exhibit 3.2 to Form 10-Q filed on November 13, 2013)
4.1	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 28, 2013)
4.2*	Description of Registrant’s Securities
10.1	Termination of Advisory Management Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity Advisors II, LLC, and Stratera Services, LLC effective as of February 10, 2017. (incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 16, 2017)
10.2	Termination of Property Management and Leasing Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP and several affiliated special purpose entities, Behringer Harvard Opportunity Management Services, LLC, and Behringer Harvard Real Estate Services, LLC, and Stratera Services, LLC effective as of February 10, 2017. (incorporated by reference to Exhibit 10.7 to Form 10-K filed on March 16, 2017)
10.3	Advisory Management Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP and LSG-BH II Advisor LLC (“LSG-BH II Advisor”) effective as of February 10, 2017. (incorporated by reference to Exhibit 10.8 to Form 10-K filed on March 16, 2017)
10.4	Advisory Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP and LSG Development Advisor LLC (“LSG-BH II Advisor”) effective as of February 10, 2017. (incorporated by reference to Exhibit 10.9 to Form 10-K filed on March 16, 2017)
10.5	Property Management and Leasing Agreement among Behringer Harvard Opportunity REIT II, Inc., Behringer Harvard Opportunity OP II, LP and several affiliated special purpose entities, and LSG-BH II Property Manager LLC effective as of February 10, 2017. (incorporated by reference to Exhibit 10.10 to Form 10-K filed on March 16, 2017)
21.1*	List of Subsidiaries
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
101*	The following financial statements from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 25, 2021, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed or furnished herewith.

**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.