Form 10-Q
period 2021-03-31
Lightstone Value Plus Real Estate Investment Trust V, Inc.
filed 2021-05-13
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 10, 2021, the Registrant had approximately 20.2 million shares of common stock outstanding.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST V, INC.

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Investment property:
Land and improvements	$63,886	$63,873
Building and improvements	248,670	248,079
Furniture, fixtures and equipment	6,836	6,552
Gross investment property	319,392	318,504
Less accumulated depreciation	(53,573)	(50,823)
Net investment property	265,819	267,681

Cash and cash equivalents	27,040	27,078
Marketable securities, available for sale	3,593	3,654
Restricted cash	19,320	4,373
Note receivable, net	13,229	12,794
Prepaid expenses and other assets	1,286	1,604
Assets held for sale	-	24,140
Total Assets	$330,287	$341,324

Liabilities and Stockholders’ Equity
Notes payable, net	$213,330	$212,989
Accounts payable and accrued and other liabilities	6,581	6,530
Payables to related parties	4	-
Liabilities held for sale	-	37,165
Total liabilities	219,915	256,684

Commitments and Contingencies

Stockholders’ Equity:

Company’s stockholders’ equity:
Preferred stock, $.0001 par value per share; 50.0 million shares authorized, none issued and outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value per share; 350.0 million shares authorized, 20.2 million shares issued and outstanding	2	2
Additional paid-in-capital	187,088	189,216
Accumulated other comprehensive income	90	140
Accumulated deficit	(75,484)	(102,519)
Total Company’s stockholders’ equity	111,696	86,839

Noncontrolling interests	(1,324)	(2,199)
Total Stockholders’ Equity	110,372	84,640
Total Liabilities and Stockholders’ Equity	$330,287	$341,324

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Operations and Comprehensive Income

(dollars and shares in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2021	2020

Rental revenues	$10,287	$9,400

Expenses
Property operating expenses	3,177	2,960
Real estate taxes	1,471	1,218
General and administrative	1,653	1,539
Depreciation and amortization	2,910	2,511
Total operating expenses	9,211	8,228

Operating income	1,076	1,172

Interest expense, net	(2,453)	(2,140)
Interest income	483	487
Gain on sale of investment property	27,825	5,474
Other income, net	181	199
Net income	27,112	5,192
Net income attributable to noncontrolling interests	(77)	(1,211)
Net income attributable to the Company’s shares	$27,035	$3,981
Weighted average shares outstanding:
Basic and diluted	20,193	22,223
Basic and diluted income per share	$1.34	$0.18
Comprehensive income:
Net income	$27,112	$5,192
Other comprehensive loss:
Holding loss on marketable securities, available for sale	(42)	(28)
Reclassification adjustment for gain included in net income	(8)	(6)
Total other comprehensive loss	(50)	(34)
Comprehensive income:	27,062	5,158
Comprehensive income attributable to noncontrolling interest	(77)	(1,211)
Comprehensive income attributable to the Company’s shares	$26,985	$3,947

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars and shares in thousands)

(unaudited)

					Additional	Accumulated Other			Total
	Convertible Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interests	Equity

BALANCE, December 31, 2019	1	$-	22,223	$2	$204,912	$111	$(102,404)	$478	$103,099

Net income	-	-	-	-	-	-	3,981	1,211	5,192
Distributions paid to noncontrolling interest holders	-	-	-	-	-	-	-	(1,840)	(1,840)
Costs associated with redemptions of common stock	-	-	-	-	(71)	-	-	-	(71)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	-	-	(28)	-	-	(28)
Reclassification adjustment for gain on sale of marketable securities included in net income	-	-	-	-	-	(6)	-	-	(6)

BALANCE, March 31, 2020	1	$-	22,223	$2	$204,841	$77	$(98,423)	$(151)	$106,346

					Additional	Accumulated Other			Total
	Convertible Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interests	Equity
BALANCE, December 31, 2020	1	$-	20,193	$2	$189,216	$140	$(102,519)	$(2,199)	$84,640

Net income	-	-	-	-	-	-	27,035	77	27,112
Distributions paid to noncontrolling interest holders	-	-	-	-	-	-	-	(244)	(244)
Acquisition of noncontrolling interest in a subsidiary	-	-	-	-	(2,128)	-	-	1,042	(1,086)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	-	-	(42)	-	-	(42)
Reclassification adjustment for gain on sale of marketable securities included in net income	-	-	-	-	-	(8)	-	-	(8)

BALANCE, March 31, 2021	1	$-	20,193	$2	$187,088	$90	$(75,484)	$(1,324)	$110,372

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,112	$5,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,910	2,511
Amortization of deferred financing fees	167	125
Gain on sale of investment property	(27,825)	(5,474)
Non-cash interest income	(447)	(418)
Other non-cash adjustments	(13)	33
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other assets	3,120	405
Decrease in accounts payable and accrued and other liabilities	(1,976)	(879)
Increase in payables to related parties	4	297
Net cash provided by operating activities	3,052	1,792

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(1,056)	(45,172)
Purchases of marketable securities	(457)	(566)
Proceeds from sale of marketable securities	476	524
Funding of note receivable, net	-	(659)
Acquisition of noncontrolling interest	(1,086)	-
Proceeds from sale of investment property, net of closing costs	14,364	23,673
Cash provided by/(used in) activities	12,241	(22,200)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	29,920
Payments on notes payable	(140)	(12,714)
Proceeds from advance from advisor	-	25,000
Payments on advance from advisor	-	(15,000)
Payment of loan fees and expenses	-	(611)
Costs associated with redemptions of common stock	-	(71)
Distributions to noncontrolling interest holders	(244)	(1,840)
Net cash (used in)/provided by financing activities	(384)	24,684

Net change in cash, cash equivalents and restricted cash	14,909	4,276
Cash, cash equivalents and restricted cash, beginning of year	31,451	19,572

Cash, cash equivalents and restricted cash, end of period	$46,360	$23,848

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$2,287	$1,967
Debt assumed by buyer in connection with disposition of investment property	$35,700	$-
Capital expenditures for investment property in accrued liabilities and accounts payable	$51	$6
Holding loss on marketable securities, available for sale	$50	$34

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash	$27,040	$19,213
Restricted cash	19,320	4,635
Total cash and restricted cash	$46,360	$23,848

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

The Company was formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, the Company has focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  The Company has acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily.  The Company has purchased existing, income-producing properties, and newly-constructed properties. The Company has also invested in other real estate-related investments such as mortgage and mezzanine loans. The Company intends to hold the various real properties in which it has invested until such time as its board of directors determines that a sale or other disposition appears to be advantageous to achieve the Company’s investment objectives or until it appears that the objectives will not be met. The Company currently has one operating segment. As of March 31, 2021, the Company had seven real estate investments (five wholly owned properties and two properties consolidated through investments in joint ventures) and one real estate-related investment (mezzanine loan).

Substantially all of the Company’s business is conducted through Lightstone REIT V OP LP, a limited partnership organized in Delaware (the “Operating Partnership”).  As of March 31, 2021, the Company’s wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner.  As of March 31, 2021, the Company’s wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

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

Organization

In connection with the Company’s initial capitalization, the Company issued 22,500 shares of its common stock and 1,000 shares of its convertible stock to the Company’s previous advisor on January 19, 2007.  The 1,000 shares of convertible stock were transferred to an affiliate of Lightstone on February 10, 2017 and remain outstanding. As of March 31, 2021, the Company had 20.2 million shares of common stock outstanding.

The Company’s common stock is not currently listed on a national securities exchange. The timing of a liquidity event for the Company’s stockholders will depend upon then prevailing market conditions. On January 9, 2020, the Company’s board of directors extended the targeted timeline for the Company to commence a liquidity event until June 30, 2028 based on their assessment of the Company’s investment objectives and liquidity options for the Company’s stockholders. The Company can provide no assurances as to the actual timing of the commencement of a liquidity event for its stockholders or the ultimate liquidation of the Company. The Company will seek stockholder approval prior to liquidating its entire portfolio.

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

Acquisition of Noncontrolling Member’s Ownership Interest (Lakes of Margate)

On March 17, 2021, the Company acquired the noncontrolling member’s 7.5% ownership interest in the Lakes of Margate for $1.1 million and as a result, owned 100% of the Lakes of Margate, which was subsequently sold (see Note 3).

2.	Summary of Significant Accounting Policies

Interim Unaudited Financial Information

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2021.  The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of Lightstone Value Plus Real Estate Investment Trust V, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and the accounts of other subsidiaries over which the Company has control. All inter-company transactions, balances, and profits have been eliminated in consolidation. In addition, interests in entities acquired are evaluated based on applicable GAAP, and entities deemed to be variable interest entities (“VIE”) in which the Company is the primary beneficiary are also consolidated. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control, substantive participating rights or both under the respective ownership agreement. For entities in which the Company has less than a controlling interest or entities which we are not deemed to be the primary beneficiary, it accounts for the investment using the equity method of accounting.

The consolidated balance sheet as of December 31, 2020 included herein has been derived from the consolidated balance sheet included in the Company’s Annual Report on Form 10-K.

The unaudited consolidated statements of operations for interim periods are not necessarily indicative of results for the full year or any other period.

Investment in Unconsolidated Joint Venture (Prospect Park)

On May 10, 2021 the Company received a payment of $1.5 million for the settlement of its prior participation in the residual interests of a mezzanine financing to an unaffiliated third-party entity that owned an apartment complex in Denver, Colorado.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, basic and diluted earnings per share is calculated by dividing net income/(loss) by the weighted-average number of shares of common stock outstanding during the applicable period.

Restricted cash

As required by the Company’s lenders, restricted cash is held in escrow accounts for anticipated capital expenditures, real estate taxes, and other reserves for certain of our consolidated properties. Capital reserves are typically utilized for non-operating expenses such as major capital expenditures. Alternatively, a lender may require its own formula for an escrow of capital reserves. As of March 31, 2021, restricted cash also included $14.1 million of the proceeds from the sale of Lakes of Margate. These funds have been temporarily placed in escrow with a qualified intermediary to potentially facilitate a like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended. See Note 3 for additional information.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic leading many countries, including the United States, particularly at the individual state level, to subsequently impose various degrees of restrictions and other measures, including, but not limited to, mandatory temporary closures, quarantine guidelines, limitations on travel, and “shelter in place” rules in an effort to reduce its duration and the severity of its spread. Although the COVID-19 pandemic has continued to evolve, most of these previously imposed restrictions and other measures have now been reduced and/or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic and its duration and extent is likely dependent on numerous developments such as the regulatory approval, mass production, administration and ultimate effectiveness of vaccines, as well as the timeline to achieve a level of sufficient herd immunity amongst the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the overall health of the U.S. economy for the foreseeable future. The Company’s consolidated portfolio of properties currently consists of six multi-family apartment complexes and one student housing complex. Despite past and current restrictions and mitigation strategies, the Company’s multi-family properties still have not yet seen any significant impact from the COVID-19 pandemic. The Company’s student housing complex, which consists of the River Club Apartments and the Townhomes at River Club, are located in Athens, Georgia and principally serve as “off-campus” lodging for students attending the University of Georgia (“UGA”). Leases for the River Club Apartments and Townhomes at River Club generally have a term of one year running from August through July. Because of the COVID-19 pandemic, UGA previously transitioned to online instruction during its Spring 2020 semester before resuming to “on-campus” classes beginning with its Fall 2020 semester. The Company’s student housing complex is located “off-campus” and therefore, its tenants are not required to vacate even if UGA does not conduct “on-campus” classes. However, if UGA decides to return to online instruction for its students in lieu of “on-campus” classes in future semesters, it could adversely impact leasing demand, occupancy levels and the operating results of the Company’s student housing complex in future periods. Additionally, the Company’s note receivable is collateralized by a condominium development project located in New Yok City (the “Condominium Project”), which is subject to similar restrictions and risks. To date, the Condominium Project and the Company’s note receivable have not been significantly impacted by the COVID-19 pandemic.

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

3.	Held for Sale and Disposition of Lakes of Margate

Lakes of Margate

During the fourth quarter of 2020, Lakes of Margate met the criteria to be classified as held for sale and therefore, its associated assets and liabilities were classified as held for sale in the consolidated balance sheet as of December 31, 2020.

On March 17, 2021, the Company completed the disposition of the Lakes of Margate to Lakes of Margate FL LLC, an unrelated third party (the “Lakes of Margate Buyer”), for aggregate consideration of $50.8 million. At closing, the Lakes of Margate Buyer paid $15.1 million and assumed the existing Lakes of Margate Loan with an outstanding principal balance of $35.7 million and $14.1 million of the proceeds were placed in escrow with a qualified intermediary to potentially facilitate a like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended, and is included in restricted cash on the consolidated balance sheet as of March 31, 2021. In connection with the disposition of the Lakes of Margate, the Company recognized a gain on sale of investment property of $27.8 million during the first quarter of 2021.

The disposition of the Lakes of Margate did not qualify to be reported as discontinued operations since it did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of the Lakes of Margate are reflected in our results from continuing operations for all periods presented through its date of disposition.

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

The 500 West 22nd Street Mezzanine Loan is due August 31, 2021 and is collateralized by the ownership interests of the 500 West 22nd Street Mezzanine Loan Borrower. The 500 West 22nd Street Mezzanine Loan Borrower owns a parcel of land located at 500 West 22nd Street, New York, New York on which it is developing and constructing the Condominium Project. At the onset of the COVID-19 pandemic, the Borrower’s construction activities related to the Condominium Project were temporarily suspended due to restrictions on certain non-essential construction activities imposed by New York City. However, construction activities for the Condominium Project fully resumed in early May 2020 and its anticipated construction timeline has not been significantly impacted to date.

The 500 West 22nd Street Mezzanine Loan bears interest at a rate of LIBOR + 11.0% per annum with a floor of 13.493% (13.493% as of March 31, 2021). The Company received an origination fee of 1.0% of the loan balance, or approximately $0.1 million, which is presented in the consolidated balance sheets as a direct deduction from the carrying value of the 500 West 22nd Street Mezzanine Loan and is being amortized to interest income, using a straight-line method that approximates the effective interest method, over the initial term of the 500 West 22nd Street Mezzanine Loan. The 500 West 22nd Street Mezzanine Loan may be extended two additional six-month periods by the 500 West 22nd Street Mezzanine Loan Borrower provided certain conditions are met, including the establishment of an additional reserve for interest and the payment of an extension fee equal to 0.25% of the outstanding loan balance.

In connection with the initial funding under the 500 West 22nd Street Mezzanine Loan, the Company retained approximately $2.1 million of the proceeds to establish a reserve for interest and other items, which is presented in the consolidated balance sheets as a direct deduction from the carrying value of the 500 West 22nd Street Mezzanine Loan and are being applied against the first 8.0% of monthly interest due during the initial term of the 500 West 22nd Street Mezzanine Loan. Through March 31, 2021, approximately $2.0 million of the reserve has been recognized as interest income and the remaining balance of the reserve was approximately $0.1 million as of March 31, 2021. The additional monthly interest due above the 8.0% threshold is added to the balance of the 500 West 22nd Street Mezzanine Loan and payable at maturity. As of March 31, 2021, approximately $1.3 million of additional interest due is included in the balance of the 500 West 22nd Street Mezzanine Loan.

During both the three months ended March 31, 2021 and 2020, the Company recorded approximately $0.4 million of interest income related to the note receivable. As of March 31, 2021, the outstanding principal balance of the 500 West 22nd Street Mezzanine Loan was approximately $13.4 million.

5.	Financial Instruments

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

As of March 31, 2021 and December 31, 2020,  management estimated that the carrying value of cash and cash equivalents, restricted cash, note receivable, prepaid expenses and other assets, accounts payable and accrued and other liabilities were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The fair value of the notes payable is categorized as a Level 2 in the fair value hierarchy. The fair value was estimated using a discounted cash flow analysis valuation on the estimated borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2021 and December 31, 2020. Carrying amounts of our notes payable and the related estimated fair value is summarized as follows:

	As of March 31, 2021		As of December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable	$216,242	$220,496	$216,382	$219,625

6.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of March 31, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate and Government Bonds	$3,504	$103	$(14)	$3,593

	As of December 31, 2020
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate and Government Bonds	$3,515	$140	$(1)	$3,654

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of March 31, 2021, the Company did not recognize any impairment charges.

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

The fair values of the Company’s investments in debt securities are measured using quoted prices for these investments; however, the markets for these assets are not active. As of March 31, 2021, all of the Company’s debt securities were classified as Level 2 assets and there were no transfers between the level classifications during the three months ended March 31, 2021.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of March 31, 2021
Due in 1 year	$629
Due in 1 year through 5 years	2,867
Due in 5 years through 10 years	97
Due after 10 years	-
Total	$3,593

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

7.	Notes Payable

Notes payable, excluding debt classified as held for sale, consists of the following:

Property	Interest Rate	Weighted Average Interest Rate as of March 31, 2021	Maturity Date	Amount Due at Maturity	As of March 31, 2021	As of December 31, 2020

River Club and the Townhomes at River Club	LIBOR + 1.78%	1.89%	May 1, 2025	$28,419	$30,359	$30,359

Arbors Harbor Town	4.53%	4.53%	December 28, 2025	29,000	29,000	29,000

Parkside	4.45%	4.45%	June 1, 2025	15,782	17,209	17,289

Axis at Westmont	4.39%	4.39%	February 1, 2026	34,343	37,540	37,600

Valley Ranch Apartments	4.16%	4.16%	March 1, 2026	43,414	43,414	43,414

Flats at Fishers	3.78%	3.78%	July 1, 2026	26,090	28,800	28,800

Autumn Breeze Apartments	3.39%	3.39%	April 1, 2030	25,518	29,920	29,920

Total notes payable		3.80%		$202,566	216,242	216,382

Less: Deferred financing costs					(2,912)	(3,393)

Total notes payable, net					$213,330	$212,989

The following table provides information with respect to the contractual maturities and scheduled principal repayments of the Company’s indebtedness as of March 31, 2021.

	2021	2022	2023	2024	2025	Thereafter	Total
Principal maturities	$883	$1,468	$2,498	$3,181	$46,590	$161,622	$216,242

Less: deferred financing costs							(2,912)

Total notes payable, net							$213,330

8.	Stockholders’ Equity

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

Effective March 25, 2021, the Company’s Board of Directors reopened the SRP solely for redemptions submitted in connection with a stockholder’s death and set the price for all such purchases to $9.42, which is 100% of the NAV per Share as of September 30, 2020. Deaths that occurred subsequent to January 1, 2020 are eligible for consideration. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by the Company within one year of the stockholder’s date of death for consideration.

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

The Company did not make any distributions to its stockholders during the three months ended March 31, 2021 and 2020.

9.	Related Party Transactions

The Company has agreements with the Advisor and its affiliates to pay certain fees in exchange for services performed by these entities and other related parties. On June 10, 2020, these agreements were extended an additional year through June 10, 2021.  The Company is dependent on the Advisor and property manager for certain services that are essential to it, including asset disposition decisions, property management and leasing services, and other general administrative responsibilities. In the event that these companies were unable to provide the Company with their respective services, the Company would be required to obtain such services from other sources.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
Acquisition fees and acquisition expense reimbursement(1)	$-	$764
Debt financing fees(2)	-	299
Property management fees (property operating expenses)	118	115
Administrative services reimbursement (general and administrative costs)	333	328
Asset management fees (general and administrative costs)	695	632

Total	$1,146	$2,138

(1)	Capitalized to the corresponding asset and amortized over its estimated useful life.

(2)	Capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan.

10.	Commitments and Contingencies

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

Executive Overview

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis.  In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who were distressed or faced time-sensitive deadlines.  In addition, our opportunistic and value-add investment strategy has included investments in real estate-related assets that present opportunities for higher current income. Since inception, we have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily. We have purchased existing, income-producing properties and newly constructed properties. We have also invested in mortgage and mezzanine loans. We have made our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. As of March 31, 2021, our investments included multifamily and student housing communities and a note receivable. All of our current investments are located in the United States. We currently intend to hold our various real properties until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

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

Our consolidated portfolio of properties currently consists of six multi-family apartment complexes and one student housing complex. Despite past and current restrictions and mitigation strategies, our multi-family properties still have not yet seen any significant impact from the COVID-19 pandemic. Our student housing complex, which consists of the River Club Apartments and the Townhomes at River Club, are located in Athens, Georgia and principally serve as “off-campus” lodging for students attending the University of Georgia (“UGA”). Leases for the River Club Apartments and Townhomes at River Club generally have a term of one year running from August through July. Because of the COVID-19 pandemic, UGA previously transitioned to online instruction during its Spring 2020 semester and resumed “on-campus” classes beginning with its Fall 2020. Our student housing complex is located “off-campus” and therefore, its tenants are not required to vacate even if UGA does not conduct “on-campus” classes. However, if UGA decides to return to online instruction for its students in lieu of “on-campus” classes in future semesters, it could adversely impact leasing demand, occupancy levels and the operating results of our student housing complex in future periods. Additionally, our note receivable is collateralized by a condominium development project located in New Yok City (the “Condominium Project”), which is subject to similar restrictions and risks. To date, the Condominium Project and our note receivable have not been significantly impacted by the COVID-19 pandemic.

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

Liquidity and Capital Resources

We had cash and cash equivalents of $27.0 million and marketable securities, available for sale of $3.6 million as of March 31, 2021. Our principal demands for funds going forward will be for the payment of (a) operating expenses and (b) scheduled interest and principal payments on our outstanding indebtedness. We also may, at our discretion use funds for (a) tender offers and/or redemptions of shares of our common stock, (b) distributions, if any, to our shareholders, and (c) selective acquisitions and/or real estate-related investments. Generally, we expect to meet our cash needs with our cash on hand and cash flow from operations as well as the release of certain funds held in restricted cash. However, to the extent that our cash on hand and cash flow from operations are not sufficient to cover our cash needs, we may use proceeds from additional borrowings and/or selective asset sales to fund such needs. We have borrowed money to acquire properties and make other investments.  Under our charter, the maximum amount of our indebtedness is limited to 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors.  In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Our policy limitation, however, does not apply to individual real estate assets.

Acquisition and Disposition Activities

Disposition of Lakes of Margate

On March 17, 2021, we completed the disposition of the Lakes of Margate for a contractual sales price of $50.8 million to an unrelated third party.  At closing, the buyer paid $15.1 million and assumed the existing mortgage loan secured by the Lakes of Margate with an outstanding principal balance of $35.7 million. Approximately $14.1 million of the proceeds were placed in escrow with a qualified intermediary to potentially facilitate a like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended, and is included in restricted cash on the consolidated balance sheet as of March 31, 2021. In connection with the disposition of the Lakes of Margate, we recognized a gain on the sale of investment property of $27.8 million during the first quarter of 2021.

Acquisition of Autumn Breeze Apartments

On March 17, 2020, we completed the acquisition of a 280-unit multifamily property located in Noblesville, Indiana (the “Autumn Breeze Apartments”) from an unrelated third party, for an aggregate purchase price of approximately $43.0 million, excluding closing and other related transaction costs. In connection with the acquisition, we paid the Advisor an aggregate of approximately $0.8 million in acquisition fees and acquisition expense reimbursements.

Disposition of Gardens Medical Pavilion

On January 15, 2020, we and our noncontrolling member completed the disposition of the Gardens Medical Pavilion for a contractual sales price of $24.3 million to an unrelated third-party. In connection with the disposition of the Gardens Medical Pavilion, we recognized a gain on the sale of investment property of approximately $5.5 million during the first quarter of 2020. Approximately $12.6 million of the proceeds were used towards the repayment in full of a mortgage loan secured by the Gardens Medical Pavilion. Additionally, approximately $1.8 million of the remaining proceeds were distributed to the noncontrolling member.

Debt Financings

From time to time, we have obtained mortgage, bridge, or mezzanine loans for acquisitions and investments, as well as property development.  In the future, we may obtain new financings to acquire properties and for property renovation development and redevelopment activities or refinance our existing real estate assets, depending on multiple factors.

As of March 31, 2021, our outstanding notes payable were $213.3 million, net of deferred financing fees of $2.9 million and had a weighted average interest rate of 3.80%. As of December 31, 2020, we had notes payable of $213.0 million, net of deferred financing fees of $3.4 million, with a weighted average interest rate of 3.71%.

One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of March 31, 2021 (dollars in thousands).

Contractual Obligations	2021	2022	2023	2024	2025	Thereafter	Total
Mortgage Payable	$883	$1,468	$2,498	$3,181	$46,590	$161,622	$216,242
Interest Payments(1)	6,261	8,258	8,188	8,108	7,307	5,545	43,667

Total Contractual Obligations	$7,144	$9,726	$10,686	$11,289	$53,897	$167,167	$259,909

Results of Operations

As of March 31, 2021, we had seven real estate investments (five wholly owned properties and two properties consolidated through investments in joint ventures) and one real estate-related investment (mezzanine loan).

The tables below reflect occupancy and effective monthly rental rates for our operating properties owned as of March 31, 2021:

	Occupancy		Effective Monthly Rent per Square Foot/Unit(1)
	As of March 31,		As of March 31,
Property	2021	2020	2021	2020
River Club and the Townhomes at River Club	97%	96%	$473.10	$457.43	per bed
Arbors Harbor Town	96%	93%	$1,367.38	$1,316.19	per unit
Parkside	98%	99%	$1,196.53	$1,156.84	per unit
Flats at Fishers	95%	96%	$1,220.47	$1,147.02	per unit
Axis at Westmont	95%	93%	$1,177.28	$1,174.67	per unit
Valley Ranch Apartments	95%	97%	$1,463.39	$1,383.47	per unit
Autumn Breeze Apartments (2)	95%	95%	$1,075.84	$1,065.79	per unit

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

(2)	The Autumn Breeze Apartments were acquired on March 17, 2020.

On March 17, 2020, we acquired the Autumn Breeze Apartments (the “2020 Acquisition”). On January 15, 2020, we disposed of the Gardens Medical Pavilion (the “2020 Disposition”) and on March 17, 2021, we disposed of the Lakes of Margate (the “2021 Disposition” and collectively, the “Dispositions”). In connection with the dispositions of Gardens Medical Pavilion and the Lakes of Margate, we recognized gains on the sale of investment property of $5.5 million during the first quarter of 2020 and $27.8 million during the first quarter of 2021, respectively. The Dispositions did not qualify to be reported as discontinued operations since neither disposition represented a strategic shift that had a major effect on our operations and financial results. Accordingly, the operating results of these properties are reflected in our results from continuing operations for all periods presented through their respective dates of disposition.

Our results of operations for the respective periods presented reflect our acquisition and disposition activities. Properties owned by us during the entire periods presented are referred to as our “Same Store” properties.

Three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

The following table provides summary information about our results of operations (dollars in thousands):

	Three Months Ended				Change	Change	Change due to
	March 31,		Increase/	Percentage	due to	due to	Same
	2021	2020	(Decrease)	Change	Acquisitions(1)	Dispositions(2)	Store(3)

Rental revenues	$10,287	$9,400	$887	9.0%	$817	$(285)	$355
Property operating expenses	3,177	2,960	217	7.0%	273	(89)	33
Real estate taxes	1,471	1,218	253	21.0%	149	(70)	174
General and administrative	1,653	1,539	114	7.0%	4	23	87
Depreciation and amortization	2,910	2,511	399	16.0%	477	-	(78)
Interest expense, net	2,453	2,140	313	15.0%	266	230	(183)

Notes:

(1)	Represents the effect on our operating results for the periods indicated resulting from the Acquisition.

(2)	Represents the effect on our results for the periods indicated resulting from the Dispositions.

(3)	Represents the change for the three months ended March 31, 2021 compared to the same period in 2020 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Our results for Same Store properties for the three months ended March 31, 2021 and 2020 include River Club and the Townhomes at River Club, Arbors Harbor Town, Parkside, Flats at Fishers, Axis at Westmont and the Valley Ranch Apartments.

The following table reflects total rental revenues and total property operating expenses for the three months ended March 31, 2021 and 2020 for: (i) our Same Store properties, (ii) the 2020 Acquisition and (iii) the Disposition (dollars in thousands):

	Three Months Ended March 31,
Description	2021	2020	Change
Rental Revenues:
Same Store	$8,276	$7,921	$355
Acquisitions	958	141	817
Disposition	1,053	1,338	(285)
Total rental revenues	$10,287	$9,400	$887

Property operating expenses:
Same Store	$2,512	$2,479	$33
Acquisitions	300	27	273
Disposition	365	454	(89)
Total property and hotel operating expenses	$3,177	$2,960	$217

Revenues.  Rental revenues for the three months ended March 31, 2021 were $10.3 million, an increase of $0.9 million, compared to $9.4 million for the same period in 2020.  Excluding the effect of our acquisition and disposition activities, our rental revenues increased by $0.4 million for our Same Store properties primarily as a result of increases in the average monthly rent per unit.

Property Operating Expenses.    Property operating expenses for the three months ended March 31, 2021 were $3.2 million, an increase of $0.2 million, compared to $3.0 million for the same period in 2020. Excluding the effect of our acquisition and disposition activities, our property operating expenses were flat for our Same Store properties.

Real Estate Taxes.  Real estate taxes for the three months ended March 31, 2021 were $1.5 million, an increase of $0.3 million, compared to $1.2 million for the same period in 2020. Excluding the effect of our acquisition and disposition activities, our real estate taxes increased by $0.2 million for our Same Store properties.

General and Administrative Expenses.   General and administrative expenses for the three months ended March 31, 2021 was $1.7 million, an increase of $0.2 million, compared to $1.5 million for the same period in 2020. Excluding the effect of our acquisition and disposition activities, our general and administrative expenses increased slightly by $0.1 million for our Same Store properties.

Depreciation and Amortization.   Depreciation and amortization expense for the three months ended March 31, 2021 was $2.9 million, an increase of $0.4 million, compared to $2.5 million for the same period in 2020. Excluding the effect of our acquisition and disposition activities, depreciation and amortization expenses decreased slightly by $0.1 million for our Same Store properties.

Interest Expense, net.   Interest expense for the three months ended March 31, 2021 was $2.5 million, an increase of $0.4 million, compared to $2.1 million for the same period in 2020. Excluding the effect of our acquisition and disposition activities, interest expense decreased by $0.2 million for our Same Store properties.

Related Party Transactions

We have agreements with the Advisor and its affiliates to pay certain fees in exchange for services performed by these entities and other related parties.  On June 10, 2020, these agreements were extended an additional year through June 10, 2021. We are dependent on the Advisor and property manager for certain services that are essential to us, including asset disposition decisions, property management and leasing services, and other general administrative responsibilities. In the event that these companies were unable to provide us with their respective services, we would be required to obtain such services from other sources.

The following table represents the fees incurred associated with the payments to our Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
Acquisition fees and acquisition expense reimbursement (1)	$-	$764
Debt financing fees (2)	-	299
Property management fees (property operating expenses)	118	115
Administrative services reimbursement (general and administrative costs)	333	328
Asset management fees (general and administrative costs)	695	632

Total	$1,146	$2,138

(1)	Capitalized to the corresponding asset and amortized over its estimated useful life.

(2)	Capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan.

Summary of Cash Flows

Operating activities

The net cash provided by operating activities of $3.0 million for the three months ended March 31, 2021 consisted primarily of our net income of $27.1 million, depreciation and amortization and amortization of deferred financing costs aggregating $3.1 million and the net change in assets and liabilities of $1.1 million offset by a gain on the sale of investment property from the sale of the Lakes of Margate $27.8 million and non-cash interest income of $0.4 million.

Investing activities

The net cash provided by investing activities of $12.3 million for the three months ended March 31, 2021 consists primarily of the following:

●	net proceeds from the sale of Lakes of Margate of $14.4 million;

●	payment of $1.1 million to acquire the noncontrolling member’s 7.5% ownership interest in the Lakes of Margate; and

●	capital expenditures of $1.1 million.

Financing activities

The net cash used in financing activities of $0.4 million for the three months ended March 31, 2021 consists primarily of the following:

●	debt principal payments of $0.1 million; and

●	distributions paid to noncontrolling interests of $0.2 million.

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

Because of these factors, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has published a standardized measure of performance known as funds from operations (“FFO”), which is used in the REIT industry as a supplemental performance measure. We believe FFO, which excludes certain items such as real estate-related depreciation and amortization, is an appropriate supplemental measure of a REIT’s operating performance. FFO is not equivalent to our net income or loss as determined under generally accepted accounting principles in the United States of America (“GAAP”).

We calculate FFO, a non-GAAP measure, consistent with the standards established over time by the Board of Governors of NAREIT, as restated in a White Paper approved by the Board of Governors of NAREIT effective in December 2018 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Our FFO calculation complies with NAREIT’s definition.

We believe that the use of FFO provides a more complete understanding of our performance to investors and to management and reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.

Changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT’s definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses incurred for business combinations, have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed under GAAP across all industries. These changes had a particularly significant impact on publicly registered, non-listed REITs, which typically have a significant amount of acquisition activity in the early part of their existence, particularly during the period when they are raising capital through ongoing initial public offerings.

Because of these factors, the Investment Program Association (the “IPA”), an industry trade group, published a standardized measure of performance known as modified funds from operations (“MFFO”), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that both before and after we have deployed all of our offering proceeds and are no longer incurring a significant amount of acquisition fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”) issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction-related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses (which includes costs incurred in connection with strategic alternatives), amounts relating to deferred rent receivables and amortization of market lease and other intangibles, net (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), accretion of discounts and amortization of premiums on debt investments and borrowings, mark-to-market adjustments included in net income (including gains or losses incurred on assets held for sale), gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.

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

Our calculations of FFO and MFFO are presented below (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended March 31,
Description	2021	2020
Net income	$27,112	$5,192
FFO adjustments:
Depreciation and amortization of real estate assets	2,910	2,511
Gain on sale of investment property	(27,825)	(5,474)
FFO	2,197	2,229
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(1)	-	-
Noncash adjustments:
Mark to market adjustments(2)	(2)	-
Non-recurring gain from extinguishment/sale of debt, derivatives or securities holdings(3)	(8)	(6)
MFFO before straight-line rent	2,187	2,223
Straight-line rent(4)	-	(32)
MFFO - IPA recommended format	$2,187	$2,191

Net income	$27,112	$5,192
Less: income attributable to noncontrolling interests	(77)	(1,211)
Net income applicable to Company’s common shares	$27,035	$3,981
Net income per common share, basic and diluted	$1.34	$0.18

FFO	$2,197	$2,229
Less: FFO attributable to noncontrolling interests	(150)	(170)
FFO attributable to Company’s common shares	$2,047	$2,059
FFO per common share, basic and diluted	$0.10	$0.09

MFFO - IPA recommended format	$2,187	$2,191
Less: MFFO attributable to noncontrolling interests	(150)	(164)
MFFO attributable to Company’s common shares	$2,037	$2,027

Weighted average number of common shares outstanding, basic and diluted	20,193	22,223

1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

3)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

4)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

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

Our critical accounting policies and estimates have not changed significantly from the discussion found in the Management Discussion and Analysis and Results of Operations in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of March 31, 2021, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control-New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of March 31, 2021, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our common stock is not currently listed on a national securities exchange. The timing of a liquidity event for our stockholders will depend upon then prevailing market conditions. On January 9, 2020, our board of directors extended the targeted timeline for us to commence a liquidity event until June 30, 2028 based on their assessment of our investment objectives and liquidity options for our stockholders. We can provide no assurances as to the actual timing of the commencement of a liquidity event for our stockholders or our ultimate liquidation. We will seek stockholder approval prior to liquidating our entire portfolio.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST V, INC.

Date: May 13, 2021	By:	/s/ Mitchell C. Hochberg
Mitchell C. Hochberg
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
99.1*	Sixth Amended and Restated Share Redemption Program of Lightstone Value Plus Real Estate Investment Trust V, Inc. adopted as of March 25, 2021
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on May 13, 2021, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed or furnished herewith

**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.