Form 10-Q
period 2021-06-30
Lightstone Value Plus Real Estate Investment Trust V, Inc.
filed 2021-08-12
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 10, 2021, the Registrant had approximately 20.2 million shares of common stock outstanding.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST V, INC.

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Investment property:
Land and improvements	$63,977	$63,873
Building and improvements	249,863	248,079
Furniture, fixtures and equipment	6,856	6,552
Gross investment property	320,696	318,504
Less accumulated depreciation	(56,328)	(50,823)
Net investment property	264,368	267,681

Cash and cash equivalents	25,074	27,078
Marketable securities, available for sale	3,665	3,654
Restricted cash	22,137	4,373
Note receivable, net	13,556	12,794
Prepaid expenses and other assets	1,863	1,604
Assets held for sale	-	24,140
Total Assets	$330,663	$341,324

Liabilities and Stockholders’ Equity
Notes payable, net	$213,251	$212,989
Accounts payable and accrued and other liabilities	6,645	6,530
Liabilities held for sale	-	37,165
Total liabilities	219,896	256,684

Commitments and Contingencies

Stockholders’ Equity:

Company’s stockholders’ equity:
Preferred stock, $.0001 par value per share; 50.0 million shares authorized, none issued and outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value per share; 350.0 million shares authorized, 20.2 million shares issued and outstanding	2	2
Additional paid-in-capital	187,088	189,216
Accumulated other comprehensive income	85	140
Accumulated deficit	(75,039)	(102,519)
Total Company’s stockholders’ equity	112,136	86,839

Noncontrolling interests	(1,369)	(2,199)

Total Stockholders’ Equity	110,767	84,640

Total Liabilities and Stockholders’ Equity	$330,663	$341,324

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Operations and Comprehensive Income

(dollars and shares in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Rental revenues	$9,390	$10,077	$19,677	$19,477

Expenses
Property operating expenses	3,062	3,095	6,239	6,055
Real estate taxes	1,358	1,447	2,829	2,665
General and administrative	1,568	1,572	3,221	3,111
Depreciation and amortization	2,755	3,411	5,665	5,922
Total operating expenses	8,743	9,525	17,954	17,753

Operating income	647	552	1,723	1,724

Interest expense, net	(2,215)	(2,391)	(4,668)	(4,531)
Interest income	495	450	978	937
Gain on sale of investment property	-	-	27,825	5,474
Gain on disposition of unconsolidated joint venture	1,457	-	1,457	-
Other income, net	115	127	296	326
Net income/(loss)	499	(1,262)	27,611	3,930
Net income attributable to noncontrolling interests	(54)	(21)	(131)	(1,232)
Net income/(loss) attributable to the Company’s shares	$445	$(1,283)	$27,480	$2,698
Weighted average shares outstanding:
Basic and diluted	20,193	20,353	20,193	21,293
Basic and diluted income/(loss) per share	$0.02	$(0.06)	$1.36	$0.13
Comprehensive income/(loss):
Net income/(loss)	$499	$(1,262)	$27,611	$3,930
Other comprehensive (loss)/income:
Holding gain/(loss) on marketable securities, available for sale	(6)	128	(48)	100
Reclassification adjustment for loss/(gain) included in net income/(loss)	1	(46)	(7)	(52)

Total other comprehensive (loss)/income	(5)	82	(55)	48
Comprehensive income/(loss):	494	(1,180)	27,556	3,978
Comprehensive income attributable to noncontrolling interests	(54)	(21)	(131)	(1,232)
Comprehensive income/(loss) attributable to the Company’s shares	$440	$(1,201)	$27,425	$2,746

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars and shares in thousands)

(unaudited)

					Additional	Accumulated Other			Total
	Convertible Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interests	Equity
BALANCE, December 31, 2019	1	$-	22,223	$2	$204,912	$111	$(102,404)	$478	$103,099

Net income	-	-	-	-	-	-	2,698	1,232	3,930
Distributions paid to noncontrolling interests	-	-	-	-	-	-	-	(3,277)	(3,277)
Tender of common stock	-	-	(2,003)	-	(15,601)	-	-	-	(15,601)
Other comprehensive income:
Holding gain on marketable securities, available for sale	-	-	-	-	-	100	-	-	100
Reclassification adjustment for gain on sale of marketable securities included in net income	-	-	-	-	-	(52)	-	-	(52)

BALANCE, June 30, 2020	1	$-	20,220	$2	$189,311	$159	$(99,706)	$(1,567)	$88,199

					Additional	Accumulated Other			Total
	Convertible Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interests	Equity
BALANCE, March 31, 2020	1	$-	22,223	$2	$204,841	$77	$(98,423)	$(151)	$106,346
							-
Net loss	-	-	-	-	-	-	(1,283)	21	(1,262)
Distributions paid to noncontrolling interests	-	-	-	-	-	-	-	(1,437)	(1,437)
Tender of common stock	-	-	(2,003)	-	(15,530)	-	-	-	(15,530)
Other comprehensive income:
Holding gain on marketable securities, available for sale	-	-	-	-	-	128	-	-	128
Reclassification adjustment for gain on sale of marketable securities included in net loss	-	-	-	-	-	(46)	-	-	(46)

BALANCE, June 30, 2020	1	$-	20,220	$2	$189,311	$159	$(99,706)	$(1,567)	$88,199

					Additional	Accumulated Other			Total
	Convertible Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interests	Equity
BALANCE, December 31, 2020	1	$-	20,193	$2	$189,216	$140	$(102,519)	$(2,199)	$84,640

Net income	-	-	-	-	-	-	27,480	131	27,611
Distributions paid to noncontrolling interests	-	-	-	-	-	-	-	(343)	(343)
Acquisition of noncontrolling interest in a subsidiary	-	-	-	-	(2,128)	-	-	1,042	(1,086)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	-	-	(48)	-	-	(48)
Reclassification adjustment for gain on sale of marketable securities included in net income	-	-	-	-	-	(7)	-	-	(7)

BALANCE, June 30, 2021	1	$-	20,193	$2	$187,088	$85	$(75,039)	$(1,369)	$110,767

					Additional	Accumulated Other			Total
	Convertible Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interests	Equity
BALANCE, March 31, 2021	1	$-	20,193	$2	$187,088	$90	$(75,484)	$(1,324)	$110,372
							-
Net income	-	-	-	-	-	-	445	54	499
Distributions paid to noncontrolling interests	-	-	-	-	-	-	-	(99)	(99)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	-	-	(6)	-	-	(6)
Reclassification adjustment for loss on sale of marketable securities included in net income	-	-	-	-	-	1	-	-	1

BALANCE, June 30, 2021	1	$-	20,193	$2	$187,088	$85	$(75,039)	$(1,369)	$110,767

See Notes to Consolidated Financial Statements.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,611	$3,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,665	5,922
Amortization of deferred financing fees	308	266
Gain on disposition of unconsolidated joint venture	(1,457)	-
Gain on sale of investment property	(27,825)	(5,474)
Non-cash interest income	(785)	(852)
Other non-cash adjustments	-	(52)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other assets	2,542	23
Decrease in accounts payable and accrued and other liabilities	(2,037)	(60)
Decrease in payables to related parties	-	(6)

Net cash provided by operating activities	4,022	3,697

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(2,235)	(46,189)
Purchases of marketable securities	(795)	(835)
Proceeds from sale of marketable securities	736	2,742
Funding of note receivable, net	-	(648)
Acquisition of noncontrolling interest	(1,086)	-
Proceeds from sale of investment property, net of closing costs	14,364	23,673
Proceeds from disposition of unconsolidated joint venture	1,457	-

Cash provided by/(used in) investing activities	12,441	(21,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	65,620
Payments on notes payable	(360)	(12,788)
Proceeds from advance from advisor	-	25,000
Payments on advance from advisor	-	(25,000)
Payment of loan fees and expenses	-	(1,566)
Tender of common stock	-	(15,601)
Distributions to noncontrolling interests	(343)	(3,277)

Net cash (used in)/provided by financing activities	(703)	32,388

Net change in cash, cash equivalents and restricted cash	15,760	14,828
Cash, cash equivalents and restricted cash, beginning of year	31,451	19,950
Cash, cash equivalents and restricted cash, end of period	$47,211	$34,778

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$4,385	$4,927
Debt assumed by buyer in connection with disposition of investment property	$35,700	$-
Capital expenditures for real estate in accrued liabilities and accounts payable	$175	$88
Holding loss/gain on marketable securities, available for sale	$55	$48

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$25,074	$28,186
Restricted cash	22,137	6,592
Total cash, cash equivalents and restricted cash	$47,211	$34,778

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

The Company was formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, the Company has focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  The Company has acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily.  The Company has purchased existing, income-producing properties, and newly-constructed properties. The Company has also invested in other real estate-related investments such as mortgage and mezzanine loans. The Company intends to hold the various real properties in which it has invested until such time as its board of directors determines that a sale or other disposition appears to be advantageous to achieve the Company’s investment objectives or until it appears that the objectives will not be met. The Company currently has one operating segment. As of June 30, 2021, the Company had seven real estate investments (five wholly owned properties and two properties consolidated through investments in joint ventures) and one real estate-related investment (mezzanine loan).

Substantially all of the Company’s business is conducted through Lightstone REIT V OP LP, a limited partnership organized in Delaware (the “Operating Partnership”).  As of June 30, 2021, the Company’s wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner.  As of June 30, 2021, the Company’s wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

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

Organization

In connection with the Company’s initial capitalization, the Company issued 22,500 shares of its common stock and 1,000 shares of its convertible stock to the Company’s previous advisor on January 19, 2007.  The 1,000 shares of convertible stock were transferred to an affiliate of Lightstone on February 10, 2017 and remain outstanding. As of June 30, 2021, the Company had 20.2 million shares of common stock outstanding.

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

Investment in Unconsolidated Joint Venture (Prospect Park)

The Company previously participated in the residual interests of a mezzanine financing made to an unaffiliated third-party entity, which it accounted for in accordance with the equity method of accounting. The third-party entity owned an apartment complex located in Denver, Colorado (“Prospect Park”) which was sold to a third-party buyer in December 2017 and the carrying value of the Company’s unconsolidated investment was subsequently reduced to zero during the first quarter of 2018. On May 10, 2021, the Company received an additional payment of $1.5 million in full settlement related to its prior participation in the residual interests Prospect Park and recognized a gain on disposition of unconsolidated joint venture of $1.5 million in the consolidated statements of operations during the second quarter of 2021.

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

Restricted cash

As required by the Company’s lenders, restricted cash is held in escrow accounts for anticipated capital expenditures, real estate taxes, and other reserves for certain of our consolidated properties. Capital reserves are typically utilized for non-operating expenses such as major capital expenditures. Alternatively, a lender may require its own formula for an escrow of capital reserves. As of June 30, 2021, restricted cash also included $14.1 million of the proceeds from the sale of Lakes of Margate. These funds were temporarily placed in escrow with a qualified intermediary and subsequently released on July 7, 2021 in order to complete a like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended. See Notes 3 and 11 for additional information.

COVID-19 Pandemic

The World Health Organization declared COVID-19 a global pandemic on March 11, 2020 and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic and its duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, the administration and ultimate effectiveness of vaccines, and the eventual timeline to achieve a sufficient level of herd immunity among the general population. Accordingly, the COVID-19 pandemic may have negative effects on the health of the U.S. economy for the foreseeable future.

As of June 30, 2021, the Company’s consolidated portfolio of properties consisted of six multi-family apartment complexes and one student housing complex. Its multi-family properties have not been significantly impacted by the COVID-19 pandemic and their occupancy levels, rental rates and rental collections have remained stable. The Company’s student housing complex, which consists of the River Club Apartments and the Townhomes at River Club, are located in Athens, Georgia and principally serve as “off-campus” lodging for students attending the University of Georgia (“UGA”). Leases for the River Club Apartments and Townhomes at River Club generally have a term of one year running from August through July. Shortly after the onset of the COVID-19 pandemic, UGA transitioned to online instruction during its Spring 2020 semester but subsequently resumed “on-campus” classes beginning with its Fall 2020 semester. The Company’s student housing complex is located “off-campus” and therefore, its tenants would not be required to vacate even if UGA did not conduct “on-campus” classes. The Company’s student housing complex has also not been significantly impacted by the COVID-19 pandemic and its occupancy level, rental rates and rental collections have remained stable. However, if UGA decides to return to online instruction for its students in lieu of “on-campus” classes in future semesters, it could adversely impact leasing demand, occupancy levels and the operating results of the Company’s student housing complex in future periods. Additionally, the Company’s note receivable is collateralized by a condominium development project located in New York City (the “Condominium Project”), which has been subject to similar restrictions and risks. To date, both the Condominium Project and the Company’s note receivable have not been significantly impacted by the COVID-19 pandemic.

The Company continues to closely monitor the overall extent as to which its business may be affected by the ongoing COVID-19 pandemic which will largely depend on current and future developments, all of which are highly uncertain and cannot be reasonably predicted.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

If the Company’s properties and its real estate-related investments are negatively impacted in future periods for an extended period because (i) tenants are unable to pay their rent, (ii) leasing demand falls causing declines in occupancy levels and/or rental rates, and (iii) its borrower is unable to pay scheduled debt service on the outstanding note receivable; the Company’s business and financial results could be materially and adversely impacted.

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

On March 17, 2021, the Company completed the disposition of the Lakes of Margate to Lakes of Margate FL LLC, an unrelated third party (the “Lakes of Margate Buyer”), for aggregate consideration of $50.8 million. At closing, the Lakes of Margate Buyer paid $15.1 million and assumed the existing Lakes of Margate Loan with an outstanding principal balance of $35.7 million and $14.1 million of the proceeds were temporarily placed in escrow with a qualified intermediary and subsequently released on July 7, 2021 in order to complete a like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended, and is included in restricted cash on the consolidated balance sheet as of June 30, 2021. See Note 11 for additional information. In connection with the disposition of the Lakes of Margate, the Company recognized a gain on sale of investment property of $27.8 million during the first quarter of 2021.

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

The 500 West 22nd Street Mezzanine Loan is recorded in note receivable, net on the consolidated balance sheet. In connection with the fundings made for the 500 West 22nd Street Mezzanine Loan, the Advisor has received an aggregate of $0.2 million in acquisition fees from the Company. The acquisition fees are accounted for as an addition to the carrying value of the 500 West 22nd Street Mezzanine Loan and are being amortized as a reduction to interest income over the initial term of the 500 West 22nd Street Mezzanine Loan using a straight-line method that approximates the effective interest method.

The 500 West 22nd Street Mezzanine Loan has an initial maturity date of August 31, 2021, subject to two six-month extension options discussed below, and is collateralized by the ownership interests of the 500 West 22nd Street Mezzanine Loan Borrower. The 500 West 22nd Street Mezzanine Loan Borrower owns a parcel of land located at 500 West 22nd Street, New York, New York on which it is developing and constructing the Condominium Project. At the onset of the COVID-19 pandemic, the Borrower’s construction activities related to the Condominium Project were temporarily suspended due to restrictions on certain non-essential construction activities imposed by New York City. However, construction activities for the Condominium Project fully resumed in early May 2020 and its anticipated construction timeline has not been significantly impacted to date.

The 500 West 22nd Street Mezzanine Loan bears interest at a rate of LIBOR + 11.0% per annum with a floor of 13.493% (13.493% as of June 30, 2021). The Company received an origination fee of 1.0% of the loan balance, or $0.1 million, which is presented in the consolidated balance sheets as a direct deduction from the carrying value of the 500 West 22nd Street Mezzanine Loan and is being amortized to interest income, using a straight-line method that approximates the effective interest method, over the initial term of the 500 West 22nd Street Mezzanine Loan. The 500 West 22nd Street Mezzanine Loan may be extended two additional six-month periods by the 500 West 22nd Street Mezzanine Loan Borrower provided certain conditions are met, including the establishment of an additional reserve for interest and the payment of an extension fee equal to 0.25% of the outstanding loan balance.

In connection with the initial funding under the 500 West 22nd Street Mezzanine Loan, the Company retained $2.1 million of the proceeds to establish a reserve for interest and other items, which is presented in the consolidated balance sheets as a direct deduction from the carrying value of the 500 West 22nd Street Mezzanine Loan and are being applied against the first 8.0% of monthly interest due during the initial term of the 500 West 22nd Street Mezzanine Loan. Through June 30, 2021, the entire $2.1 million reserve has been recognized as interest income. The additional monthly interest due above the 8.0% threshold is added to the balance of the 500 West 22nd Street Mezzanine Loan and payable at maturity. As of June 30, 2021, $1.6 million of additional interest due is included in the balance of the 500 West 22nd Street Mezzanine Loan.

During the three and six months ended June 30, 2021, the Company recorded $0.5 million and $0.9 million, respectively, of interest income related to the note receivable and during the three and six months ended June 30, 2020, the Company recorded $0.4 million and $0.8 million, respectively, of interest income related to the note receivable. As of June 30, 2021, the outstanding principal balance of the 500 West 22nd Street Mezzanine Loan was $13.6 million.

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

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

As of June 30, 2021 and December 31, 2020,  management estimated that the carrying value of cash and cash equivalents, restricted cash, note receivable, prepaid expenses and other assets, accounts payable and accrued and other liabilities were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.

The fair value of the notes payable is categorized as a Level 2 in the fair value hierarchy. The fair value was estimated using a discounted cash flow analysis valuation on the estimated borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2021 and December 31, 2020. Carrying amounts of our notes payable and the related estimated fair value is summarized as follows:

	As of June 30, 2021		As of December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable	$216,022	$219,321	$216,382	$219,625

6.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of June 30, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate and Government Bonds	$3,580	$95	$(10)	$3,665

	As of December 31, 2020
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate and Government Bonds	$3,515	$140	$(1)	$3,654

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of June 30, 2021, the Company did not recognize any impairment charges.

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

The fair values of the Company’s investments in debt securities are measured using quoted prices for these investments; however, the markets for these assets are not active. As of June 30, 2021, all of the Company’s debt securities were classified as Level 2 assets and there were no transfers between the level classifications during the six months ended June 30, 2021.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of June 30, 2021
Due in 1 year	$760
Due in 1 year through 5 years	2,865
Due in 5 years through 10 years	40
Due after 10 years	-
Total	$3,665

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

7.	Notes Payable

Notes payable, excluding debt classified as held for sale, consists of the following:

Property	Interest Rate	Weighted Average Interest Rate as of June 30, 2021	Maturity Date	Amount Due at Maturity	As of June 30, 2021	As of December 31, 2020

River Club and the Townhomes at River Club	LIBOR + 1.78%	1.88%	May 1, 2025	$28,419	$30,359	$30,359

Arbors Harbor Town	4.53%	4.53%	December 28, 2025	29,000	29,000	29,000

Parkside	4.45%	4.45%	June 1, 2025	15,782	17,132	17,289

Axis at Westmont	4.39%	4.39%	February 1, 2026	34,343	37,397	37,600

Valley Ranch Apartments	4.16%	4.16%	March 1, 2026	43,414	43,414	43,414

Flats at Fishers	3.78%	3.78%	July 1, 2026	26,090	28,800	28,800

Autumn Breeze Apartments	3.39%	3.39%	April 1, 2030	25,518	29,920	29,920

Total notes payable		3.79%		$202,566	216,022	216,382

Less: Deferred financing costs					(2,771)	(3,393)

Total notes payable, net					$213,251	$212,989

The following table provides information with respect to the contractual maturities and scheduled principal repayments of the Company’s indebtedness as of June 30, 2021.

	2021	2022	2023	2024	2025	Thereafter	Total
Principal maturities	$663	$1,468	$2,498	$3,181	$46,590	$161,622	$216,022

Less: deferred financing costs							(2,771)

Total notes payable, net							$213,251

8.	Stockholders’ Equity

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

The Company did not make any distributions to its stockholders during the six months ended June 30, 2021 and 2020.

Lightstone Value Plus Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

9.	Related Party Transactions

The Company has agreements with the Advisor and its affiliates to pay certain fees in exchange for services performed by these entities and other related parties. On June 11, 2021, these agreements were extended an additional year through June 10, 2022.  The Company is dependent on the Advisor and property manager for certain services that are essential to it, including asset disposition decisions, property management and leasing services, and other general administrative responsibilities. In the event that these companies were unable to provide the Company with their respective services, the Company would be required to obtain such services from other sources.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Acquisition fees and acquisition expense reimbursement(1)	$-	$-	$-	$764
Debt financing fees(2)	-	357	-	656
Property management fees (property operating expenses)	110	112	228	227
Administrative services reimbursement (general and administrative costs)	332	328	665	656
Asset management fees (general and administrative costs)	626	691	1,321	1,323
Total	$1,068	$1,488	$2,214	$3,626

(1)	Capitalized to the corresponding asset and amortized over its estimated useful life.
(2)	Capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan.

10.	Commitments and Contingencies

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

11.	Subsequent Events

Acquisition of BayVue Apartments located in Tampa, Florida

On July 7, 2021, the Company acquired a 368-unit multifamily property located in Tampa, Florida (the “BayVue Apartments”), from BayVue Apartments Holdings, LLC, an unaffiliated third party, for an aggregate purchase price of $59.5 million, excluding closing and other acquisition related costs.

In connection with the acquisition of the BayVue Apartments, the Company simultaneously entered into a non-recourse mortgage loan facility for up to $52.2 million (the “BayVue Mortgage”) scheduled to initially mature on July 7, 2024,  with two, one-year extension options, subject to certain conditions. The BayVue Mortgage requires monthly interest-only payments through its maturity date and bears interest at LIBOR+3.00% subject to a 3.10% floor. The BayVue Mortgage is collateralized by the BayVue Apartments. In connection with the acquisition of the BayVue Apartments, $44.3 million was initially funded under the BayVue Mortgage and the Company paid the balance of the purchase price of $15.2 million with cash, including escrowed funds released by a qualified intermediary. As a result, the BayVue Mortgage has remaining availability of $7.9 million.

The acquisition was funded with available cash and restricted cash and the initial proceeds from the BayVue Mortgage.

In connection with the acquisition, the Advisor received an aggregate of $1.3 million in acquisition fees, acquisition expense reimbursements and debt financing fees.

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

Executive Overview

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis.  In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who were distressed or faced time-sensitive deadlines.  In addition, our opportunistic and value-add investment strategy has included investments in real estate-related assets that present opportunities for higher current income. Since inception, we have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily. We have purchased existing, income-producing properties and newly constructed properties. We have also invested in mortgage and mezzanine loans. We have made our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. As of June 30, 2021, our investments included multifamily and student housing communities and a note receivable. All of our current investments are located in the United States. We currently intend to hold our various real properties until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

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

COVID-19 Pandemic

The World Health Organization declared COVID-19 a global pandemic on March 11, 2020 and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic and its duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, the administration and ultimate effectiveness of vaccines, and the eventual timeline to achieve a sufficient level of herd immunity among the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the health of the U.S. economy for the foreseeable future.

As of June 30, 2021, our consolidated portfolio of properties consisted of six multi-family apartment complexes and one student housing complex. Our multi-family properties have not been significantly impacted by the COVID-19 pandemic and their occupancy levels, rental rates and rental collection have remained stable. Our student housing complex, which consists of the River Club Apartments and the Townhomes at River Club, are located in Athens, Georgia and principally serve as “off-campus” lodging for students attending the University of Georgia (“UGA”). Leases for the River Club Apartments and Townhomes at River Club generally have a term of one year running from August through July. Shortly after the onset of the COVID-19 pandemic, UGA transitioned to online instruction during its Spring 2020 semester but subsequently resumed “on-campus” classes beginning with its Fall 2020. Our student housing complex is located “off-campus” and therefore, its tenants would not be required to vacate even if UGA did not conduct “on-campus” classes. Our student housing complex has also not been significantly impacted by the COVID-19 pandemic and its occupancy level, rental rates and rental collections have remained stable. However, if UGA decides to return to online instruction for its students in lieu of “on-campus” classes in future semesters, it could adversely impact leasing demand, occupancy levels and the operating results of our student housing complex in future periods. Additionally, our note receivable is collateralized by a condominium development project located in New Yok City (the “Condominium Project”), which has been subject to similar restrictions and risks. To date, both the Condominium Project and our note receivable have not been significantly impacted by the COVID-19 pandemic.

We continue to closely monitor l the overall extent as to which our business may be affected by the ongoing COID-19 pandemic which will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted.

If our properties and real estate-related investments are negatively impacted in future periods for an extended period because (i) tenants are unable to pay their rent, (ii) leasing demand falls causing declines in occupancy levels and/or rental rates, and (iii) our borrower is unable to pay scheduled debt service on the outstanding note receivable; our business and financial results could be materially and adversely impacted.

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

Liquidity and Capital Resources

We had cash and cash equivalents of $25.1 million, marketable securities, available for sale of $3.7 million and restricted cash of $22.1 million as of June 30, 2021. Our principal demands for funds going forward will be for the payment of (a) operating expenses and (b) scheduled interest and principal payments on our outstanding indebtedness. We also may, at our discretion use funds for (a) tender offers and/or redemptions of shares of our common stock, (b) distributions, if any, to our shareholders, and (c) selective acquisitions and/or real estate-related investments. Generally, we expect to meet our cash needs with our cash on hand and cash flow from operations as well as the release of certain funds held in restricted cash. However, to the extent that our cash on hand and cash flow from operations are not sufficient to cover our cash needs, we may use proceeds from additional borrowings and/or selective asset sales to fund such needs. We have borrowed money to acquire properties and make other investments.  Under our charter, the maximum amount of our indebtedness is limited to 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors.  In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Our policy limitation, however, does not apply to individual real estate assets.

Acquisition and Disposition Activities

Disposition of Lakes of Margate

On March 17, 2021, we completed the disposition of the Lakes of Margate for a contractual sales price of $50.8 million to an unrelated third party.  At closing, the buyer paid $15.1 million and assumed the existing mortgage loan secured by the Lakes of Margate with an outstanding principal balance of $35.7 million. $14.1 million of the proceeds were temporary placed in escrow with a qualified intermediary and subsequently released on July 7, 2021 in order to complete a like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended, and is included in restricted cash on the consolidated balance sheet as of June 30, 2021. See “Acquisition of BayVue Apartments located in Tampa, Florida” below for additional information. In connection with the disposition of the Lakes of Margate, we recognized a gain on the sale of investment property of $27.8 million during the first quarter of 2021.

Acquisition of Autumn Breeze Apartments

On March 17, 2020, we completed the acquisition of a 280-unit multifamily property located in Noblesville, Indiana (the “Autumn Breeze Apartments”) from an unrelated third party, for an aggregate purchase price of $43.0 million, excluding closing and other related transaction costs. In connection with the acquisition, we paid the Advisor an aggregate of $0.8 million in acquisition fees and acquisition expense reimbursements.

Disposition of Gardens Medical Pavilion

On January 15, 2020, we and our noncontrolling member completed the disposition of the Gardens Medical Pavilion for a contractual sales price of $24.3 million to an unrelated third-party. In connection with the disposition of the Gardens Medical Pavilion, we recognized a gain on the sale of investment property of $5.5 million during the first quarter of 2020. $12.6 million of the proceeds were used towards the repayment in full of a mortgage loan secured by the Gardens Medical Pavilion. Additionally, $1.8 million of the remaining proceeds were distributed to the noncontrolling member.

Acquisition of BayVue Apartments located in Tampa, Florida

On July 7, 2021, we acquired a 368-unit multifamily property located in Tampa, Florida (the “BayVue Apartments”), from BayVue Apartments Holdings, LLC, an unaffiliated third party, for an aggregate purchase price of $59.5 million, excluding closing and other acquisition related costs.

In connection with the acquisition of the BayVue Apartments, we simultaneously entered into a non-recourse mortgage loan facility for up to $52.2 million (the “BayVue Mortgage”) scheduled to initially mature on July 7, 2024,  with two, one-year extension options, subject to certain conditions. The BayVue Mortgage requires monthly interest-only payments through its maturity date and bears interest at LIBOR+3.00%  subject to a 3.10% floor. The BayVue Mortgage is collateralized by the BayVue Apartments. In connection with the acquisition of the BayVue Apartments, $44.3 million was initially funded under the BayVue Mortgage and we paid the balance of the purchase price of $15.2 million with cash, including escrowed funds released by a qualified intermediary. As a result, the BayVue Mortgage has remaining availability of $7.9 million.

The acquisition was funded with available cash and restricted cash and initial proceeds from the BayVue Mortgage.

In connection with the acquisition, the Advisor received an aggregate of $1.3 million in acquisition fees, acquisition expense reimbursements and debt financing fees.

Debt Financings

From time to time, we have obtained mortgage, bridge, or mezzanine loans for acquisitions and investments, as well as property development.  In the future, we may obtain new financings to acquire properties and for property renovation development and redevelopment activities or refinance our existing real estate assets, depending on multiple factors.

As of June 30, 2021, our outstanding notes payable were $213.3 million, net of deferred financing fees of $2.8 million and had a weighted average interest rate of 3.79%. As of December 31, 2020, we had notes payable of $213.0 million, net of deferred financing fees of $3.4 million, with a weighted average interest rate of 3.71%.

One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of June 30, 2021 (dollars in thousands).

Contractual Obligations	2021	2022	2023	2024	2025	Thereafter	Total
Mortgage Payable	$663	$1,468	$2,498	$3,181	$46,590	$161,622	$216,022
Interest Payments	4,162	8,255	8,185	8,105	7,306	5,544	41,557

Total Contractual Obligations	$4,825	$9,723	$10,683	$11,286	$53,896	$167,166	$257,579

Results of Operations

As of June 30, 2021, we had seven real estate investments (five wholly owned properties and two properties consolidated through investments in joint ventures) and one real estate-related investment (mezzanine loan).

The tables below reflect occupancy and effective monthly rental rates for our operating properties owned as of June 30, 2021:

	Occupancy		Effective Monthly Rent per Bed/Unit(1)
	As of June 30,		As of June 30,
Property	2021	2020	2021	2020
River Club and the Townhomes at River Club	93%	90%	$486.02	$461.11	per bed
Arbors Harbor Town	94%	93%	1,404.05	1,325.83	per unit
Parkside	97%	96%	1,208.42	1,177.12	per unit
Flats at Fishers	97%	94%	1,244.49	1,177.40	per unit
Axis at Westmont	96%	96%	1,204.80	1,172.18	per unit
Valley Ranch Apartments	95%	95%	1,494.66	1,444.82	per unit
Autumn Breeze Apartments(2)	94%	95%	1,122.96	1,020.88	per unit

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.
(2)	The Autumn Breeze Apartments were acquired on March 17, 2020.

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

Three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

The following table provides summary information about our results of operations (dollars in thousands):

	Three Months Ended				Change	Change
	June 30,		Increase/	Percentage	due to	due to
	2021	2020	(Decrease)	Change	Dispositions(1)	Same Store(2)

Rental revenues	$9,390	$10,077	$(687)	(7.0%)	$(1,216)	$529
Property operating expenses	3,062	3,095	(33)	(1.0%)	(385)	352
Real estate taxes	1,358	1,447	(89)	(6.0%)	(222)	133
General and administrative	1,568	1,572	(4)	0.0%	(44)	40
Depreciation and amortization	2,755	3,411	(656)	(19.0%)	(530)	(126)
Interest expense, net	2,215	2,391	(176)	(7.0%)	(16)	(160)

Notes:

(1)	Represents the effect on our operating results for the periods indicated resulting from the Dispositions.
(2)	Represents the change for the three months ended June 30, 2021 compared to the same period in 2020 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Our results for Same Store properties for the three months ended June 30, 2021 and 2020 include River Club and the Townhomes at River Club, Arbors Harbor Town, Parkside, Flats at Fishers, Axis at Westmont, the Valley Ranch Apartments and the Autumn Breeze Apartments.

The following table reflects total rental revenues and total property operating expenses for the three months ended June 30, 2021 and 2020 for: (i) our Same Store properties, (ii) the 2020 Acquisition and (iii) the Dispositions (dollars in thousands):

	Three Months Ended June 30,
Description	2021	2020	Change
Rental Revenues:
Same Store	$9,389	$8,860	$529
Dispositions	1	1,217	(1,216)
Total rental revenues	$9,390	$10,077	$(687)

Property operating expenses:
Same Store	$3,039	$2,687	$352
Dispositions	23	408	(385)
Total property operating expenses	$3,062	$3,095	$(33)

Revenues.  Rental revenues for the three months ended June 30, 2021 were $9.4 million, a decrease of $0.7 million, compared to $10.1 million for the same period in 2020.  Excluding the effect of our disposition activities, our rental revenues increased by $0.5 million for our Same Store properties primarily as a result of higher occupancy levels and average monthly rent per unit during the 2021 quarterly period.

Property Operating Expenses. Property operating expenses for both the three months ended June 30, 2021 and 2020 were $3.1 million. Excluding the effect of our disposition activities, our property operating expenses increased by $0.4 million for our Same Store properties primarily as a result of higher occupancy during the 2021 quarterly period.

Real Estate Taxes. Real estate taxes for both the three months ended June 30, 2021 and 2020 were $1.4 million. Excluding the effect of our disposition activities, real estate taxes increased slightly by $0.1 million for our Same Store properties.

General and Administrative Expenses. General and administrative expenses for both the three months ended June 30, 2021 and 2020 were $1.6 million.

Depreciation and Amortization.   Depreciation and amortization expense for the three months ended June 30, 2021 was $2.8 million, a decrease of $0.6 million, compared to $3.4 million for the same period in 2020. Excluding the effect of our disposition activities, depreciation and amortization expenses decreased slightly by $0.1 million for our Same Store properties.

Interest Expense, net.   Interest expense for the three months ended June 30, 2021 was $2.2 million, a decrease of $0.2 million, compared to $2.4 million for the same period in 2020. All of the decrease in interest expense was attributable to our Same Store properties.

Gain on Disposition of Unconsolidated Joint Venture.   During the second quarter of 2021, we recognized a gain of $1.5 million for the settlement of our prior participation in the residual interests of Prospect Park. See Note 2 of the Notes to Consolidated Financial Statements for additional information.

Six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

The following table provides summary information about our results of operations (dollars in thousands):

	Six Months Ended				Change	Change	Change
	June 30,		Increase/	Percentage	due to	due to	due to
	2021	2020	(Decrease)	Change	Acquisitions(1)	Dispositions(2)	Same Store(3)

Rental revenues	$19,677	$19,477	$200	1.0%	$897	$(1,499)	$802
Property operating expenses	6,239	6,055	184	3.0%	334	(470)	320
Real estate taxes	2,829	2,665	164	6.0%	145	(292)	311
General and administrative	3,221	3,111	110	4.0%	7	(18)	121
Depreciation and amortization	5,665	5,922	(257)	(4.0%)	345	(530)	(72)
Interest expense, net	4,668	4,531	137	3.0%	267	214	(344)

Notes:

(1)	Represents the effect on our operating results for the periods indicated resulting from the 2020 Acquisition.
(2)	Represents the effect on our results for the periods indicated resulting from the Dispositions.
(3)	Represents the change for the six months ended June 30, 2021 compared to the same period in 2020 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Our results for Same Store properties for the six months ended June 30, 2021 and 2020 include River Club and the Townhomes at River Club, Arbors Harbor Town, Parkside, Flats at Fishers and the Axis at Westmont.

The following table reflects total rental revenues and total property operating expenses for the six months ended June 30, 2021 and 2020 for: (i) our Same Store properties, (ii) the 2020 Acquisition and (iii) the Dispositions (dollars in thousands):

	Six Months Ended June 30,
Description	2021	2020	Change
Rental Revenues:
Same Store	$16,678	$15,876	$802
Acquisitions	1,938	1,041	897
Dispositions	1,061	2,560	(1,499)
Total rental revenues	$19,677	$19,477	$200

Property operating expenses:
Same Store	$5,197	$4,877	$320
Acquisitions	654	320	334
Dispositions	388	858	(470)
Total property operating expenses	$6,239	$6,055	$184

Revenues. Rental revenues for the six months ended June 30, 2021 were $19.7 million, an increase of $0.2 million, compared to $19.5 million for the same period in 2020.  Excluding the effect of our acquisition and disposition activities, our rental revenues increased by $0.8 million for our Same Store properties primarily as a result of increased occupancy and average monthly rent per unit during the 2021 period.

Property Operating Expenses. Property operating expenses for the six months ended June 30, 2021 were $6.2 million, an increase of $0.1 million, compared to $6.1 million for the same period in 2020. Excluding the effect of our acquisition and disposition activities, our property operating expenses increased by $0.3 million for our Same Store properties primarily as a result of higher occupancy during the 2021 period.

Real Estate Taxes. Real estate taxes for the six months ended June 30, 2021 were $2.8 million, an increase of $0.1 million, compared to $2.7 million for the same period in 2020. Excluding the effect of our acquisition and disposition activities, our real estate taxes increased by $0.3 million for our Same Store properties.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2021 were $3.2 million, a slight increase of $0.1 million, compared to $3.1 million for the same period in 2020.

Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2021 was $5.7 million, a decrease of $0.2 million, compared to $5.9 million for the same period in 2020. Excluding the effect of our acquisition and disposition activities, depreciation and amortization decreased slightly $0.1 million for our Same Store Properties.

Interest Expense, net. Interest expense for the six months ended June 30, 2021 was $4.7 million, an increase of $0.2 million, compared to $4.5 million for the same period in 2020. Excluding the effect of our acquisition and disposition activities, interest expense decreased by $0.3 million for our Same Store properties.

Gain on Sale of Investment Property. During the first quarter of 2021, we recognized a gain on the sale of Lakes of Margate of $27.8 million. See Note 3 of the Notes to Consolidated Financial Statements for additional information. During the first quarter of 2020, we recognized a gain on the sale of the Gardens Medical Pavilion of $5.5 million.

Gain on Disposition of Unconsolidated Joint Venture. During the second quarter of 2021, we recognized a gain of $1.5 million for the settlement of our prior participation in the residual interests of Prospect Park. See Note 2 of the Notes to Consolidated Financial Statements for additional information.

Related Party Transactions

We have agreements with the Advisor and its affiliates to pay certain fees in exchange for services performed by these entities and other related parties.  On June 11, 2021, these agreements were extended an additional year through June 10, 2022. We are dependent on the Advisor and property manager for certain services that are essential to us, including asset disposition decisions, property management and leasing services, and other general administrative responsibilities. In the event that these companies were unable to provide us with their respective services, we would be required to obtain such services from other sources.

The following table represents the fees incurred associated with the payments to our Advisor for the periods indicated:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021		2020	2021	2020
Acquisition fees and acquisition expense reimbursement(1)	$		$-	$-	$764
Debt financing fees(2)		-	357	-	656
Property management fees (property operating expenses)		110	112	228	227
Administrative services reimbursement (general and administrative costs)		332	328	665	656
Asset management fees (general and administrative costs)		626	691	1,321	1,323
Total		$1,068	$1,488	$2,214	$3,626

(1)	Capitalized to the corresponding asset and amortized over its estimated useful life.
(2)	Capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan.

Summary of Cash Flows

Operating activities

The net cash provided by operating activities of $4.0 million for the six months ended June 30, 2021 consisted primarily of our net income of $27.6 million, depreciation and amortization and amortization of deferred financing costs aggregating $6.0 million and the net change in assets and liabilities of $0.5 million offset by a gain on the sale of investment property from the sale of the Lakes of Margate of $27.8 million, a gain on the disposition of unconsolidated joint venture from the settlement of our participation in the residual interests of Prospect Park of $1.5 million and non-cash interest income of $0.8 million.

Investing activities

The net cash provided by investing activities of $12.5 million for the six months ended June 30, 2021 consists primarily of the following:

●	net proceeds from the sale of Lakes of Margate of $14.4 million;

●	net proceeds from the settlement of our participation in the residual interests of Prospect Park of $1.5 million;

●	payment of $1.1 million to acquire the noncontrolling member’s 7.5% ownership interest in the Lakes of Margate; and

●	capital expenditures of $2.2 million.

Financing activities

The net cash used in financing activities of $0.7 million for the six months ended June 30, 2021 consists primarily of the following:

●	debt principal payments of $0.4 million; and

●	distributions paid to noncontrolling interests of $0.3 million.

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

Our calculations of FFO and MFFO are presented below (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Description	2021	2020	2021	2020
Net income/(loss)	$499	$(1,262)	$27,611	$3,930
FFO adjustments:
Depreciation and amortization of real estate assets	2,755	3,411	5,665	5,922
Gain on disposition of unconsolidated joint venture	(1,457)	-	(1,457)	-
Gain on sale of investment property	-	-	(27,825)	(5,474)
FFO	1,797	2,149	3,994	4,378
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(1)	-	-	-	-
Noncash adjustments:
Amortization of above or below market leases and liabilities	-	-	-	-
Mark-to-market adjustments(2)		9	(2)	9
Non-recurring (loss)/gain from extinguishment/sale of debt, derivatives or securities holdings(3)	1	(46)	(7)	(52)
MFFO before straight-line rent	1,798	2,112	3,985	4,335
Straight-line rent(4)	-	-		(32)
MFFO - IPA recommended format	$1,798	$2,112	$3,985	$4,303

Net income/(loss)	$499	$(1,262)	$27,611	$3,930
Less: income attributable to noncontrolling interests	(54)	(21)	(131)	(1,232)
Net income/(loss) applicable to Company’s common shares	$445	$(1,283)	$27,480	$2,698
Net income/(loss) per common share, basic and diluted	$0.02	$(0.06)	$1.36	$0.13

FFO	$1,797	$2,149	$3,994	$4,378
Less: FFO attributable to noncontrolling interests	(138)	(161)	(288)	(331)
FFO attributable to Company’s common shares	$1,659	$1,988	$3,706	$4,047
FFO per common share, basic and diluted	$0.08	$0.10	$0.18	$0.19

MFFO - IPA recommended format	$1,798	$2,112	$3,985	$4,303
Less: MFFO attributable to noncontrolling interests	(138)	(161)	(288)	(326)
MFFO attributable to Company’s common shares	$1,660	$1,951	$3,697	$3,977

Weighted average number of common shares outstanding, basic and diluted	20,193	20,353	20,193	21,293

1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

3)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

4)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of June 30, 2021, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control-New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of June 30, 2021, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during  our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST V, INC.

Date: August 12, 2021	By:	/s/ Mitchell C. Hochberg
Mitchell C. Hochberg
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description

3.2*	Third Amended and Restated Bylaws, as amended by Amendment No. 2
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed on August 12, 2021, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed or furnished herewith
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

