Form 10-Q
period 2021-09-30
Lightstone Value Plus REIT V, Inc.
filed 2021-11-12
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

Commission File Number: 000-53650

Lightstone Value Plus REIT V, Inc.

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

As of November 10, 2021, the Registrant had approximately 20.1 million shares of common stock outstanding.

LIGHTSTONE VALUE PLUS REIT V, INC.

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Investment property:
Land and improvements	$76,892	$63,873
Building and improvements	294,753	248,079
Furniture, fixtures and equipment	8,473	6,552
Gross investment property	380,118	318,504
Less accumulated depreciation	(59,493)	(50,823)
Net investment property	320,625	267,681

Cash and cash equivalents	38,065	27,078
Marketable securities, available for sale	3,674	3,654
Restricted cash	7,148	4,373
Note receivable, net	13,742	12,794
Prepaid expenses and other assets	4,148	1,604
Assets held for sale	-	24,140
Total Assets	$387,402	$341,324

Liabilities and Stockholders’ Equity
Notes payable, net	$270,593	$212,989
Accounts payable and accrued and other liabilities	8,502	6,530
Liabilities held for sale	-	37,165
Total liabilities	279,095	256,684

Commitments and Contingencies

Stockholders’ Equity:

Company’s stockholders’ equity:
Preferred stock, $.0001 par value per share; 50.0 million shares authorized, none issued and outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value per share; 350.0 million shares authorized, 20.2 million shares issued and outstanding	2	2
Additional paid-in-capital	186,686	189,216
Accumulated other comprehensive income	224	140
Accumulated deficit	(77,142)	(102,519)
Total Company’s stockholders’ equity	109,770	86,839

Noncontrolling interests	(1,463)	(2,199)
Total Stockholders’ Equity	108,307	84,640
Total Liabilities and Stockholders’ Equity	$387,402	$341,324

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Operations and Comprehensive Income

(dollars and shares in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Rental revenues	$11,187	$10,185	$30,864	$29,662

Expenses
Property operating expenses	4,097	3,694	10,336	9,749
Real estate taxes	1,399	1,496	4,228	4,161
General and administrative	1,825	1,634	5,046	4,745
Depreciation and amortization	3,925	3,145	9,590	9,067
Total operating expenses	11,246	9,969	29,200	27,722

Operating (loss)/income	(59)	216	1,664	1,940

Interest expense, net	(2,735)	(2,556)	(7,403)	(7,087)
Interest income	515	465	1,493	1,402
Gain on sale of investment property	-	-	27,821	5,474
Gain on disposition of unconsolidated joint venture	-	-	1,457	-
Other income, net	190	196	490	522
Net (loss)/income	(2,089)	(1,679)	25,522	2,251
Net (income)/loss attributable to noncontrolling interests	(14)	5	(145)	(1,227)
Net (loss)/income attributable to the Company’s shares	$(2,103)	$(1,674)	$25,377	$1,024
Weighted average shares outstanding:
Basic and diluted	20,157	20,201	20,181	20,925
Basic and diluted (loss)/income per share	$(0.10)	$(0.08)	$1.26	$0.05
Comprehensive (loss)/income:
Net (loss)/income	$(2,089)	$(1,679)	$25,522	$2,251
Other comprehensive income/(loss):
Holding (loss)/gain on marketable securities, available for sale	(20)	(4)	(68)	96
Reclassification adjustment for loss/(gain) included in net (loss)/income	159	(11)	152	(63)
Total other comprehensive income/(loss)	139	(15)	84	33
Comprehensive (loss)/income:	(1,950)	(1,694)	25,606	2,284
Comprehensive (income)/loss attributable to noncontrolling interests	(14)	5	(145)	(1,227)
Comprehensive (loss)/income attributable to the Company’s shares	$(1,964)	$(1,689)	$25,461	$1,057

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars and shares in thousands)

(unaudited)

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interests	Equity

BALANCE, December 31, 2019	1	$-	22,223	$2	$204,912	$111	$(102,404)	$478	$103,099

Net income	-	-	-	-	-	-	1,024	1,227	2,251
Distributions paid to noncontrolling interests	-	-	-	-	-	-	-	(3,488)	(3,488)
Tender of common stock	-	-	(2,030)	-	(15,695)	-	-	-	(15,695)
Other comprehensive loss:
Holding gain on marketable securities, available for sale	-	-	-	-	-	96	-	-	96
Reclassification adjustment for gain on sale of marketable securities included in net income	-	-	-	-	-	(63)	-	-	(63)
BALANCE, September 30, 2020	1	$-	20,193	$2	$189,217	$144	$(101,380)	$(1,783)	$86,200

						Accumulated Other
	Convertible				Additional	Comprehensive			Total
	Stock		Common Stock		Paid-In	(Loss)/	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interests	Equity

BALANCE, June 30, 2020	1	$-	20,220	$2	$189,311	$159	$(99,706)	$(1,567)	$88,199
							-
Net loss	-	-	-	-	-	-	(1,674)	(5)	(1,679)
Distributions paid to noncontrolling interests	-	-	-	-	-	-	-	(211)	(211)
Tender of common stock	-	-	(27)	-	(94)	-	-	-	(94)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	-	-	(4)	-	-	(4)
Reclassification adjustment for gain on sale of marketable securities included in net loss	-	-	-	-	-	(11)	-	-	(11)
BALANCE, September 30, 2020	1	$-	20,193	$2	$189,217	$144	$(101,380)	$(1,783)	$86,200

						Accumulated
	Convertible				Additional	Other			Total
	Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interests	Equity

BALANCE, December 31, 2020	1	$-	20,193	$2	$189,216	$140	$(102,519)	$(2,199)	$84,640

Net income	-	-	-	-	-	-	25,377	145	25,522
Distributions paid to noncontrolling interests	-	-	-	-	-	-	-	(451)	(451)
Acquisition of noncontrolling interest in a subsidiary	-	-	-	-	(2,128)	-	-	1,042	(1,086)
Redemption and cancellation of common stock			(43)	-	(402)	-	-	-	(402)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	-	-	(68)	-	-	(68)
Reclassification adjustment for gain on sale of marketable securities included in net income	-	-	-	-	-	152	-	-	152
BALANCE, September 30, 2021	1	$-	20,150	$2	$186,686	$224	$(77,142)	$(1,463)	$108,307

	Convertible				Additional	Accumulated Other			Total
	Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interests	Equity
BALANCE, June 30, 2021	1	$-	20,193	$2	$187,088	$85	$(75,039)	$(1,369)	$110,767

Net loss	-	-	-	-	-	-	(2,103)	14	(2,089)
Distributions paid to noncontrolling interests	-	-	-	-	-	-	-	(108)	(108)
Redemption and cancellation of common stock	-	-	(43)	-	(402)	-	-	-	(402)
Other comprehensive loss:	-	-	-	-	-	-	-	-	-
Holding loss on marketable securities, available for sale	-	-	-	-	-	(20)	-	-	(20)
Reclassification adjustment for gain on sale of marketable securities included in net loss	-	-	-	-	-	159	-	-	159
BALANCE, September 30, 2021	1	$-	20,150	$2	$186,686	$224	$(77,142)	$(1,463)	$108,307

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,522	$2,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,590	9,067
Amortization of deferred financing fees	576	432
Gain on disposition of unconsolidated joint venture	(1,457)	-
Gain on sale of investment property	(27,821)	(5,474)
Non-cash interest income	(976)	(1,295)
Other non-cash adjustments	34	(63)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other assets	2,537	(93)
Decrease in accounts payable and accrued and other liabilities	(52)	1,461
Decrease in payables to related parties	59	(3)
Net cash provided by operating activities	8,012	6,283

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(64,755)	(48,035)
Purchases of marketable securities	(934)	(1,280)
Proceeds from sale of marketable securities	846	3,220
Funding of note receivable, net	-	(636)
Acquisition of noncontrolling interest	(1,086)	-
Proceeds from sale of investment property, net of closing costs	14,360	23,673
Proceeds from disposition of unconsolidated joint venture	1,457	-
Net cash used in investing activities	(50,112)	(23,058)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	59,350	65,620
Payments on notes payable	(677)	(12,862)
Proceeds from advance from advisor	-	25,000
Payments on advance from advisor	-	(25,000)
Payment of loan fees and expenses	(1,958)	(1,583)
Tender, redemption and cancellation of common stock	(402)	(15,695)
Distributions to noncontrolling interests	(451)	(3,488)
Net cash provided by financing activities	55,862	31,992

Net change in cash, cash equivalents and restricted cash	13,762	15,217
Cash, cash equivalents and restricted cash, beginning of year	31,451	19,950
Cash, cash equivalents and restricted cash, end of period	$45,213	$35,167

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$6,793	$6,538
Debt assumed by buyer in connection with disposition of investment property	$35,700	$-
Capital expenditures for real estate in accrued liabilities and accounts payable	$122	$259
Holding gain on marketable securities, available for sale	$84	$33

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$38,065	$27,811
Restricted cash	7,148	7,356
Total cash, cash equivalents and restricted cash	$45,213	$35,167

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

1.	Business

Lightstone Value Plus REIT V, Inc. (“Lightstone REIT V”) which was formerly known as Lightstone Value Plus Real Estate Investment Trust V, Inc. before August 31, 2021, was organized as a Maryland corporation on January 9, 2007 and has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes.

Lightstone REIT V, together with its subsidiaries is collectively referred to as the ‘‘Company’’ and the use of ‘‘we,’’ ‘‘our,’’ ‘‘us’’ or similar pronouns refers to Lightstone REIT V or the Company as required by the context in which any such pronoun is used.

The Company was formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, the Company has focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines.  The Company has acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily.  The Company has purchased existing, income-producing properties, and newly-constructed properties. The Company has also invested in other real estate-related investments such as mortgage and mezzanine loans. The Company intends to hold the various real properties in which it has invested until such time as its board of directors determines that a sale or other disposition appears to be advantageous to achieve the Company’s investment objectives or until it appears that the objectives will not be met. The Company currently has one operating segment. As of September 30, 2021, the Company had eight real estate investments (six wholly owned properties and two properties consolidated through investments in joint ventures) and one real estate-related investment (mezzanine loan).

Substantially all of the Company’s business is conducted through Lightstone REIT V OP LP, a limited partnership organized in Delaware (the “Operating Partnership”).  As of September 30, 2021, the Company’s wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner.  As of September 30, 2021, the Company’s wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

The Company’s business is externally managed by LSG Development Advisor LLC (the “Advisor”), an affiliate of the Lightstone Group LLC (“Lightstone”) which provides advisory services to the Company and the Company has no employees. Lightstone is majority owned by the chairman emeritus of the Company’s board of directors, David Lichtenstein. Pursuant to the terms of an advisory agreement and subject to the oversight of the Company’s board of directors, the Advisor is responsible for managing the Company’s day-to-day affairs and for services related to the management of the Company’s assets.

Organization

In connection with the Company’s initial capitalization, the Company issued 22,500 shares of its common stock and 1,000 shares of its convertible stock to the Company’s previous advisor on January 19, 2007.  The 1,000 shares of convertible stock were transferred to an affiliate of Lightstone on February 10, 2017 and remain outstanding. As of September 30, 2021, the Company had 20.2 million shares of common stock outstanding.

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

Lightstone Value Plus REIT V, Inc.

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

Acquisition of Noncontrolling Member’s Ownership Interest (Lakes of Margate)

On March 17, 2021, the Company acquired the noncontrolling member’s 7.5% ownership interest in the Lakes of Margate for $1.1 million and as a result, owned 100% of the Lakes of Margate, which was subsequently sold (see Note 4).

2.	Summary of Significant Accounting Policies

Interim Unaudited Financial Information

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2021.  The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of Lightstone Value Plus REIT V, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

Investment in Unconsolidated Joint Venture (Prospect Park)

The Company previously participated in the residual interests of a mezzanine financing made to an unaffiliated third-party entity, which it accounted for in accordance with the equity method of accounting. The third-party entity owned an apartment complex located in Denver, Colorado (“Prospect Park”) which was sold to a third-party buyer in December 2017 and the carrying value of the Company’s unconsolidated investment was subsequently reduced to zero during the first quarter of 2018. On May 10, 2021, the Company received an additional payment of $1.5 million in full settlement related to its prior participation in the residual interests of Prospect Park and recognized a gain on disposition of unconsolidated joint venture of $1.5 million in the consolidated statements of operations during the second quarter of 2021.

Lightstone Value Plus REIT V, Inc.

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

As of September 30, 2021, the Company’s consolidated portfolio of properties consisted of seven multi-family apartment complexes and one student housing complex. Its multi-family properties have not been significantly impacted by the COVID-19 pandemic and their occupancy levels, rental rates and rental collections have remained stable. The Company’s student housing complex, which consists of the River Club Apartments and the Townhomes at River Club, are located in Athens, Georgia and principally serve as “off-campus” lodging for students attending the University of Georgia (“UGA”). Leases for the River Club Apartments and Townhomes at River Club generally have a term of one year running from August through July. Shortly after the onset of the COVID-19 pandemic, UGA transitioned to online instruction during its Spring 2020 semester but subsequently resumed “on-campus” classes beginning with its Fall 2020 semester. The Company’s student housing complex is located “off-campus” and therefore, its tenants would not be required to vacate even if UGA did not conduct “on-campus” classes. The Company’s student housing complex has also not been significantly impacted by the COVID-19 pandemic and its occupancy level, rental rates and rental collections have remained stable. However, if UGA decides to return to online instruction for its students in lieu of “on-campus” classes in future semesters, it could adversely impact leasing demand, occupancy levels and the operating results of the Company’s student housing complex in future periods. Additionally, the Company’s note receivable is collateralized by a condominium development project located in New York City (the “Condominium Project”), which has been subject to similar restrictions and risks. To date, both the Condominium Project and the Company’s note receivable have not been significantly impacted by the COVID-19 pandemic.

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

Lightstone Value Plus REIT V, Inc.

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

BayVue Apartments

On July 7, 2021, the Company completed the acquisition of a 368-unit multifamily property located in Tampa, Florida (the “BayVue Apartments”), from an unrelated third party, for an aggregate purchase price of $59.5 million, excluding closing and other acquisition related costs. In connection with the acquisition, the Advisor received an aggregate of $1.3 million in acquisition fees, acquisition expense reimbursements and debt financing fees.

The Company determined this acquisition was an asset acquisition and allocated the total purchase price, including acquisition fees and expenses, to the assets acquired based on their relative fair value. Approximately $12.7 million was allocated to land and improvements, $43.5 million was allocated to building and improvements, $1.3 million was allocated to furniture and fixtures and $3.0 million was allocated to in-place lease intangibles.

The Company simultaneously entered into a non-recourse mortgage loan facility for up to $52.2 million (the “BayVue Mortgage”) scheduled to initially mature on July 7, 2024,  with two, one-year extension options, subject to certain conditions. The BayVue Mortgage requires monthly interest-only payments through its maturity date and bears interest at LIBOR+3.10%  subject to a 3.10% floor. The BayVue Mortgage is collateralized by the BayVue Apartments. In connection with the acquisition of the BayVue Apartments, $44.3 million was initially funded under the BayVue Mortgage and the Company paid the balance of the purchase price of $15.2 million with cash, including escrowed funds released by a qualified intermediary.  See Note 8 for additional information.

The capitalization rate for the acquisition of the BayVue Apartments was approximately 4.22%. The Company calculates the capitalization rate for a real property by dividing the net operating income (“NOI”) of the property by the purchase price of the property, excluding costs. For purposes of this calculation, NOI was based upon the twelve months ended March 31, 2021. Additionally, NOI is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

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

Lightstone Value Plus REIT V, Inc.

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

The following summary presents the major components of the Lakes of Margate’s assets and liabilities held for sale, of as December 31, 2020.

As of
December 31, 2020

Net investment property	$21,308
Other assets	2,832
Total assets held for sale	$24,140

Note payable, net	$35,136
Accounts payable and accrued expenses	2,029
Total liabilities held for sale	$37,165

5.	Note Receivable

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

The 500 West 22nd Street Mezzanine Loan is classified as note receivable, net on the consolidated balance sheet. In connection with the fundings made for the 500 West 22nd Street Mezzanine Loan, the Advisor has received an aggregate of $0.2 million in acquisition fees from the Company. The acquisition fees were accounted for as an addition to the carrying value of the 500 West 22nd Street Mezzanine Loan and were amortized as a reduction to interest income over the initial term of the 500 West 22nd Street Mezzanine Loan using a straight-line method that approximated the effective interest method.

The 500 West 22nd Street Mezzanine Loan had an initial maturity date of August 31, 2021 and is collateralized by the ownership interests of the 500 West 22nd Street Mezzanine Loan Borrower. However, because the 500 West 22nd Street Mezzanine Loan Borrower exercised the first of two six-month extension options, the current maturity date is now February 28, 2022.  The 500 West 22nd Street Mezzanine Loan Borrower owns a parcel of land located at 500 West 22nd Street, New York, New York on which it is developing and constructing the Condominium Project. At the onset of the COVID-19 pandemic, the Borrower’s construction activities related to the Condominium Project were temporarily suspended due to restrictions on certain non-essential construction activities imposed by New York City. However, construction activities for the Condominium Project fully resumed in early May 2020 and its anticipated construction timeline has not been significantly impacted to date.

The 500 West 22nd Street Mezzanine Loan bears interest at a rate of LIBOR + 11.0% per annum with a floor of 13.493% (13.493% as of September 30, 2021). The Company received an origination fee of 1.0% of the loan balance, or $0.1 million, which was presented in the consolidated balance sheets as a direct deduction from the carrying value of the 500 West 22nd Street Mezzanine Loan and was amortized to interest income, using a straight-line method that approximated the effective interest method, over the initial term of the 500 West 22nd Street Mezzanine Loan.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

In connection with the initial funding under the 500 West 22nd Street Mezzanine Loan, the Company retained $2.1 million of the proceeds to establish a reserve for interest and other items, which was presented in the consolidated balance sheets as a direct deduction from the carrying value of the 500 West 22nd Street Mezzanine Loan and was applied against the first 8.0% of monthly interest due during the initial term of the 500 West 22nd Street Mezzanine Loan. Through September 30, 2021, the entire $2.1 million reserve has been recognized as interest income. The additional monthly interest due above the 8.0% threshold is added to the balance of the 500 West 22nd Street Mezzanine Loan and payable at maturity. As of September 30, 2021, $1.7 million of additional interest due is included in the balance of the 500 West 22nd Street Mezzanine Loan.

During the three and nine months ended September 30, 2021, the Company recorded $0.5 million and $1.3 million, respectively, of interest income related to the note receivable and during the three and nine months ended September 30, 2020, the Company recorded $0.5 million and $1.3 million, respectively, of interest income related to the note receivable. As of September 30, 2021, the outstanding principal balance of the 500 West 22nd Street Mezzanine Loan was $13.7 million.

6.	Financial Instruments

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

As of September 30, 2021 and December 31, 2020,  management estimated that the carrying value of cash and cash equivalents, restricted cash, note receivable, prepaid expenses and other assets, accounts payable and accrued and other liabilities were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.

The fair value of the notes payable is categorized as a Level 2 in the fair value hierarchy. The fair value was estimated using a discounted cash flow analysis valuation on the estimated borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2021 and December 31, 2020. Carrying amounts of our notes payable and the related estimated fair value is summarized as follows:

	As of September 30, 2021		As of December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable	$275,055	$276,688	$216,382	$219,625

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

7.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of September 30, 2021
Debt securities:	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate and Government Bonds	$3,451	$240	$(17)	$3,674

	As of December 31, 2020
Debt securities:	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate and Government Bonds	$3,515	$140	$(1)	$3,654

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of September 30, 2021, the Company did not recognize any impairment charges.

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

The fair values of the Company’s investments in debt securities are measured using quoted prices for these investments; however, the markets for these assets are not active. As of September 30, 2021, all of the Company’s debt securities were classified as Level 2 assets and there were no transfers between the level classifications during the nine months ended September 30, 2021.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of September 30, 2021
Due in 1 year	$824
Due in 1 year through 5 years	2,673
Due in 5 years through 10 years	177
Due after 10 years	-
Total	$3,674

8.	Notes Payable

Notes payable, excluding debt classified as held for sale, consists of the following:

Property	Interest Rate	Weighted Average Interest Rate as of September 30, 2021	Maturity Date	Amount Due at Maturity	As of September 30, 2021	As of December 31, 2020

River Club and the Townhomes at River Club	LIBOR + 1.78%	1.89%	May 1, 2025	$28,419	$30,359	$30,359

Arbors Harbor Town	4.53%	4.53%	December 28, 2025	29,000	29,000	29,000

Arbors Harbor Town Supplemental	3.52%	3.52%	January 1, 2026	5,379	5,860	-

Parkside	4.45%	4.45%	June 1, 2025	15,782	17,054	17,289

Axis at Westmont	4.39%	4.39%	February 1, 2026	34,343	37,252	37,600

Valley Ranch Apartments	4.16%	4.16%	March 1, 2026	43,414	43,414	43,414

Flats at Fishers	3.78%	3.78%	July 1, 2026	26,090	28,720	28,800

Flats at Fishers Supplemental	3.85%	3.85%	July 1, 2026	8,366	9,176	-

Autumn Breeze Apartments	3.39%	3.39%	April 1, 2030	25,518	29,920	29,920

Bay Vue Apartments	LIBOR + 3.10% (floor 3.10%)	3.12%	July 9, 2024	44,300	44,300	-

Total notes payable		3.68%		$260,611	275,055	216,382

Less: Deferred financing costs					(4,462)	(3,393)

Total notes payable, net					$270,593	$212,989

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

BayVue Mortgage

On July 7, 2021, the Company entered into the BayVue Mortgage scheduled to initially mature on July 9, 2024, with two, one-year extension options, subject to certain conditions. The BayVue Mortgage requires monthly interest-only payments through its maturity date and bears interest at LIBOR+3.10%  subject to a 3.10% floor. The BayVue Mortgage is collateralized by the BayVue Apartments. As of September 30, 2021, the outstanding principal balance of the BayVue Mortgage was $44.3 million and the remaining availability under the facility was up to $7.9 million.

Flats at Fisher Supplemental Mortgage

On August 16, 2021, the Company entered into a non-recourse subordinated mortgage loan for $9.2 million (the “Flats at Fisher Supplemental Mortgage”) scheduled to mature on July 1, 2026. The Flats at Fisher Supplemental Mortgage requires monthly payments of interest and principal of $43 through its maturity date and bears interest at 3.85%. The Flats at Fisher Supplemental Mortgage is collateralized with a subordinated interest in the Flats at Fisher. In connection with the Flats at Fisher Supplemental Mortgage, the Advisor received $0.1 million in debt financing fees.

Arbors Harbor Town Supplemental Mortgage

On September 30, 2021, the Company entered into a non-recourse subordinated mortgage loan for $5.9 million (the “Arbors Harbor Town Supplemental Mortgage”) scheduled to mature on January 1, 2026. The Arbors Harbor Town Supplemental Mortgage requires monthly payments of interest and principal of $26 through its maturity date and bears interest at 3.52%. The Arbors Harbor Town Supplemental Mortgage is collateralized with a subordinated interest in the Arbors Harbor Town. In connection with the Arbors Harbor Town Supplemental Mortgage, the Advisor received $0.1 million in debt financing fees.

The following table provides information with respect to the contractual maturities and scheduled principal repayments of the Company’s indebtedness as of September 30, 2021.

	2021	2022	2023	2024	2025	Thereafter	Total
Principal maturities	$404	$1,740	$2,781	$47,773	$46,895	$175,462	$275,055

Less: deferred financing costs							(4,462)

Total notes payable, net							$270,593

9.	Stockholders’ Equity

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

Effective March 25, 2021, the Company’s board of directors reopened the SRP solely for redemptions submitted in connection with a stockholder’s death and set the price for all such purchases to $9.42, which was 100% of the NAV per Share as of September 30, 2020. Deaths that occurred subsequent to January 1, 2020 are eligible for consideration. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by the Company within one year of the stockholder’s date of death for consideration.

On an annual basis, the Company will not redeem in excess of 0.5% of the number of shares outstanding as of the end of the preceding year. Death redemption requests are expected to be processed on a quarterly basis and may be subject to pro ration if death redemption requests exceed the annual limitation.

Lightstone Value Plus REIT V, Inc.

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

In accordance with the Company’s SRP, the per share redemption price automatically adjusted to $12.91 effective November 11, 2021 as a result of the determination and approval by the Company’s board of directors of the updated estimated NAV per Share.

For the nine months ended September 30, 2021 the Company repurchased 42,696 shares of common stock, pursuant to its share repurchase program at an average price per share of $9.42 per share.

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

The Company did not make any distributions to its stockholders during the nine months ended September 30, 2021 and 2020.

10.	Related Party Transactions

The Company has agreements with the Advisor and its affiliate to pay certain fees in exchange for services performed by these entities and other related parties. These agreements have a one-year term and currently extend through June 10, 2022.  The Company is dependent on the Advisor and its affiliates for certain services that are essential to it, including asset disposition decisions, property management and leasing services, and other general administrative responsibilities. In the event that these companies were unable to provide the Company with their respective services, the Company would be required to obtain such services from other sources.

The following table represents the fees incurred associated with the payments to the Company’s Advisor and its affiliates for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Acquisition fees and acquisition expense reimbursement (1)	$1,041	$-	$1,041	$764
Debt financing fees (2)	448	-	448	656
Property management fees (property operating expenses)	109	123	337	350
Administrative services reimbursement (general and administrative costs)	347	333	1,012	989
Asset management fees (general and administrative costs)	723	691	2,044	2,014

Total	$2,668	$1,147	$4,882	$4,773

(1)	Capitalized to the corresponding asset and amortized over its estimated useful life.

(2)	Capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

11.	Commitments and Contingencies

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

12.	Subsequent Events

Acquisition of Citadel Apartments located in Houston, Texas

On October 6, 2021, the Company acquired a 293-unit multifamily property located in Houston, Texas (the “Citadel Apartments”), from AHC Citadel, LLC, an unaffiliated third party, for an aggregate purchase price of $66.0 million, excluding closing and other acquisition related costs.

In connection with the acquisition of the Citadel Apartments, the Company simultaneously entered into a non-recourse mortgage loan facility for up to $49.0 million (the “Citadel Mortgage”) scheduled to initially mature on October 11, 2024,  with two, one-year extension options, subject to certain conditions. The Citadel Mortgage requires monthly interest-only payments through its maturity date and bears interest at LIBOR+2.95%  subject to a 3.05% floor. The Citadel Mortgage is collateralized by the Citadel Apartments. In connection with the acquisition of the Citadel Apartments, $38.0 million was initially funded under the Citadel Mortgage and the Company paid the balance of the purchase price of $28.0 million with cash. As a result, the Citadel Mortgage has remaining availability of $11.0 million.

In connection with the acquisition, the Advisor received an aggregate of $1.6 million in acquisition fees, acquisition expense reimbursements and debt financing fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of Lightstone Value Plus REIT V, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), which was formerly known as Lightstone Value Plus Real Estate Investment Trust V, Inc. before August 31, 2021, including our ability to make accretive real estate or real estate-related investments, rent space on favorable terms, to address our debt maturities and to fund our liquidity requirements, to sell our assets when we believe advantageous to achieve our investment objectives, our anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our stockholders, the estimated net asset value per share of our common stock (“NAV per Share”), and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

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

Executive Overview

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis.  In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who were distressed or faced time-sensitive deadlines.  In addition, our opportunistic and value-add investment strategy has included investments in real estate-related assets that present opportunities for higher current income. Since inception, we have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily. We have purchased existing, income-producing properties and newly constructed properties. We have also invested in mortgage and mezzanine loans. We have made our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. As of September 30, 2021, our investments included multifamily and student housing communities and a note receivable. All of our current investments are located in the United States. We currently intend to hold our various real properties until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

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

As of September 30, 2021, our consolidated portfolio of properties consisted of seven multi-family apartment complexes and one student housing complex. Our multi-family properties have not been significantly impacted by the COVID-19 pandemic and their occupancy levels, rental rates and rental collection have remained stable. Our student housing complex, which consists of the River Club Apartments and the Townhomes at River Club, are located in Athens, Georgia and principally serve as “off-campus” lodging for students attending the University of Georgia (“UGA”). Leases for the River Club Apartments and Townhomes at River Club generally have a term of one year running from August through July. Shortly after the onset of the COVID-19 pandemic, UGA transitioned to online instruction during its Spring 2020 semester but subsequently resumed “on-campus” classes beginning with its Fall 2020. Our student housing complex is located “off-campus” and therefore, its tenants would not be required to vacate even if UGA did not conduct “on-campus” classes. Our student housing complex has also not been significantly impacted by the COVID-19 pandemic and its occupancy level, rental rates and rental collections have remained stable. However, if UGA decides to return to online instruction for its students in lieu of “on-campus” classes in future semesters, it could adversely impact leasing demand, occupancy levels and the operating results of our student housing complex in future periods. Additionally, our note receivable is collateralized by a condominium development project located in New Yok City (the “Condominium Project”), which has been subject to similar restrictions and risks. To date, both the Condominium Project and our note receivable have not been significantly impacted by the COVID-19 pandemic.

We continue to closely monitor the overall extent as to which our business may be affected by the ongoing COVID-19 pandemic which will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted.

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

Liquidity and Capital Resources

We had cash and cash equivalents of $38.1 million, marketable securities, available for sale of $3.7 million and restricted cash of $7.1 million as of September 30, 2021. Our principal demands for funds going forward will be for the payment of (a) operating expenses and (b) scheduled interest and principal payments on our outstanding indebtedness. We also may, at our discretion use funds for (a) tender offers and/or redemptions of shares of our common stock, (b) distributions, if any, to our shareholders, and (c) selective acquisitions and/or real estate-related investments. Generally, we expect to meet our cash needs with our cash on hand and cash flow from operations as well as the release of certain funds held in restricted cash. However, to the extent that our cash on hand and cash flow from operations are not sufficient to cover our cash needs, we may use proceeds from additional borrowings and/or selective asset sales to fund such needs. We have borrowed money to acquire properties and make other investments.  Under our charter, the maximum amount of our indebtedness is limited to 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors.  In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Our policy limitation, however, does not apply to individual real estate assets.

Acquisition and Disposition Activities

Acquisition of BayVue Apartments

On July 7, 2021, we completed the acquisition of a 368-unit multifamily property located in Tampa, Florida (the “BayVue Apartments”) from an unrelated third party, for an aggregate purchase price of $59.5 million, excluding closing and other related transaction costs. In connection with the acquisition, we paid the Advisor an aggregate of $1.3 million in acquisition fees, acquisition expense reimbursements and debt financing fees.

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

Acquisition of Citadel Apartments located in Houston, Texas

On October 6, 2021, we acquired a 293-unit multifamily property located in Houston, Texas (the “Citadel Apartments”), from AHC Citadel, LLC, an unaffiliated third party, for an aggregate purchase price of $66.0 million, excluding closing and other acquisition related costs.

In connection with the acquisition of the Citadel Apartments, we simultaneously entered into a non-recourse mortgage loan facility for up to $49.0 million (the “Citadel Mortgage”) scheduled to initially mature on October 11, 2024,  with two, one-year extension options, subject to certain conditions. The Citadel Mortgage requires monthly interest-only payments through its maturity date and bears interest at LIBOR+2.95%  subject to a 3.05% floor. The Citadel Mortgage is collateralized by the Citadel Apartments. In connection with the acquisition of the Citadel Apartments, $38.0 million was initially funded under the Citadel Mortgage and we paid the balance of the purchase price of $28.0 million with cash. As a result, the Citadel Mortgage has remaining availability of $11.0 million.

In connection with the acquisition, the Advisor received an aggregate of $1.6 million in acquisition fees, acquisition expense reimbursements and debt financing fees.

Debt Financings

From time to time, we have obtained mortgage, bridge, or mezzanine loans for acquisitions and investments, as well as property development.  In the future, we may obtain new financings to acquire properties and for property renovation development and redevelopment activities or refinance our existing real estate assets, depending on multiple factors.

BayVue Mortgage

On July 7, 2021, we entered into a non-recourse mortgage loan facility for up to $52.2 million (the “BayVue Mortgage”) scheduled to initially mature on July 7, 2024, with two, one-year extension options, subject to certain conditions. The BayVue Mortgage requires monthly interest-only payments through its maturity date and bears interest at LIBOR+3.10%  subject to a 3.10% floor. The BayVue Mortgage is collateralized by the BayVue Apartments. As of September 30, 2021, the outstanding principal balance of the BayVue Mortgage was $44.3 million and the remaining availability under the facility was up to $7.9 million.

Flats at Fisher Supplemental Mortgage

On August 16, 2021, we entered into a non-recourse subordinated mortgage loan for $9.2 million (the “Flats at Fisher Supplemental Mortgage”) scheduled to mature on July 1, 2026. The Flats at Fisher Supplemental Mortgage requires monthly payments of interest and principal of $43,083 through its maturity date and bears interest at 3.85%. The Flats at Fisher Supplemental Mortgage is collateralized with a subordinated mortgage interest in the Flats at Fisher. As of September 30, 2021, the outstanding principal balance of the Flats at Fisher Supplemental Mortgage was $9.2 million. In connection with the Flats at Fisher Supplemental Mortgage, the Advisor received $0.1 million in debt financing fees.

Arbors Harbor Town Supplemental Mortgage

On September 30, 2021, we entered into a non-recourse subordinated mortgage loan for $5.9 million (the “Arbors Harbor Town Supplemental Mortgage”) scheduled to mature on January 1, 2026. The Arbors Harbor Town Supplemental Mortgage requires monthly payments of interest and principal of $26,379 through its maturity date and bears interest at 3.52%. The Arbors Harbor Town Supplemental Mortgage is collateralized with a subordinated mortgage interest in the Arbors Harbor Town. As of September 30, 2021, the outstanding principal balance of the Arbors Harbor Town Supplemental Mortgage was $5.9 million. In connection with the Arbors Harbor Town Supplemental Mortgage, the Advisor received $0.1 million in debt financing fees.

As of September 30, 2021, our outstanding notes payable were $270.6 million, net of deferred financing fees of $4.5 million and had a weighted average interest rate of 3.68%. As of December 31, 2020, we had notes payable of $213.0 million, net of deferred financing fees of $3.4 million, with a weighted average interest rate of 3.71%.

One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of September 30, 2021 (dollars in thousands).

Contractual Obligations	2021	2022	2023	2024	2025	Thereafter	Total
Mortgage Payable	$404	$1,740	$2,781	$47,773	$46,895	$175,462	$275,055
Interest Payments	2,544	10,238	10,157	9,474	7,832	5,752	45,997

Total Contractual Obligations	$2,948	$11,978	$12,938	$57,247	$54,727	$181,214	$321,052

Results of Operations

As of September 30, 2021, we had eight real estate investments (six wholly owned properties and two properties consolidated through investments in joint ventures) and one real estate-related investment (mezzanine loan).

The tables below reflect occupancy and effective monthly rental rates for our operating properties owned as of September 30, 2021:

	Occupancy		Effective Monthly Rent per Bed/Unit(1)
	As of September 30,		As of September 30,
Property	2021	2020	2021	2020
River Club and the Townhomes at River Club	99%	97%	$487.91	$471.84	per bed
Arbors Harbor Town	96%	95%	$1,460.73	$1,331.67	per unit
Parkside	98%	95%	$1,256.29	$1,179.61	per unit
Flats at Fishers	97%	96%	$1,335.79	$1,169.65	per unit
Axis at Westmont	95%	94%	$1,268.38	$1,167.06	per unit
Valley Ranch Apartments	93%	95%	$1,581.53	$1,378.67	per unit
Autumn Breeze Apartments (2)	91%	95%	$1,192.62	$1,058.45	per unit
BayVue Apartments (3)	96%	N/A	$1,123.31	N/A	per unit

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.
(2)	The Autumn Breeze Apartments were acquired on March 17, 2020.
(3)	The BayVue Apartments were acquired on July 7, 2021.

On March 17, 2020, we acquired the Autumn Breeze Apartments (the “2020 Acquisition”) and on July 7, 2021 we acquired the BayVue Apartments (the “2021 Acquisition” and collectively, the “Acquisitions”). On January 15, 2020, we disposed of the Gardens Medical Pavilion (the “2020 Disposition”) and on March 17, 2021, we disposed of the Lakes of Margate (the “2021 Disposition” and collectively, the “Dispositions”). In connection with the dispositions of Gardens Medical Pavilion and the Lakes of Margate, we recognized gains on the sale of investment property of $5.5 million during the first quarter of 2020 and $27.8 million during the first quarter of 2021, respectively. The Dispositions did not qualify to be reported as discontinued operations since neither disposition represented a strategic shift that had a major effect on our operations and financial results. Accordingly, the operating results of these properties are reflected in our results from continuing operations for all periods presented through their respective dates of disposition.

Our results of operations for the respective periods presented reflect our acquisition and disposition activities. Properties owned by us during the entire periods presented are referred to as our “Same Store” properties.

Three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

The following table provides summary information about our results of operations (dollars in thousands):

	Three Months Ended				Change	Change	Change
	September 30,		Increase/	Percentage	due to	due to	due to
	2021	2020	(Decrease)	Change	Acquisitions(1)	Dispositions(2)	Same Store(3)
Rental revenues	$11,187	$10,185	$1,002	10.0%	$1,446	$(1,185)	$741
Property operating expenses	4,097	3,694	403	11.0%	658	(425)	170
Real estate taxes	1,399	1,496	(97)	(6.0%)	147	(221)	(23)
General and administrative	1,825	1,634	191	12.0%	26	(5)	170
Depreciation and amortization	3,925	3,145	780	25.0%	1,143	(263)	(100)
Interest expense, net	2,735	2,556	179	7.0%	452	(303)	30

Notes:

(1)	Represents the effect on our operating results for the periods indicated resulting from the 2021 Acquisition.
(2)	Represents the effect on our operating results for the periods indicated resulting from the 2021 Disposition.
(3)	Represents the change for the three months ended September 30, 2021 compared to the same period in 2020 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Our results for Same Store properties for the three months ended September 30, 2021 and 2020 include River Club and the Townhomes at River Club, Arbors Harbor Town, Parkside, Flats at Fishers, Axis at Westmont, the Valley Ranch Apartments and the Autumn Breeze Apartments.

The following table reflects total rental revenues and total property operating expenses for the three months ended September 30, 2021 and 2020 for: (i) our Same Store properties, (ii) the 2021 Acquisition and (iii) the 2021 Disposition (dollars in thousands):

	Three Months Ended September 30,
Description	2021	2020	Change
Rental Revenues:
Same Store	$9,741	$9,000	$741
2021 Acquisition	1,446	-	1,446
2021 Disposition	-	1,185	(1,185)
Total rental revenues	$11,187	$10,185	$1,002

Property operating expenses:
Same Store	$3,426	$3,256	$170
2021 Acquisition	658	-	658
2021 Disposition	13	438	(425)
Total property operating expenses	$4,097	$3,694	$403

Revenues.  Rental revenues for the three months ended September 30, 2021 were $11.2 million, an increase of $1.0 million, compared to $10.2 million for the same period in 2020.  Excluding the effect of our acquisition and disposition activities, our rental revenues increased by $0.7 million for our Same Store properties primarily as a result of increased average monthly rent per unit and increased occupancy during the 2021 period.

Property Operating Expenses.    Property operating expenses for the three months ended September 30, 2021 were $4.1 million, an increase of $0.4 million, compared to $3.7 million for the same period in 2020. Excluding the effect of our acquisition and disposition activities, our property operating expenses increased by $0.2 million for our Same Store properties primarily as a result of higher occupancy during the 2021 period and the resulting increase in utilities and repair and maintenance costs.

Real Estate Taxes.  Real estate taxes for the three months ended September 30, 2021 were $1.4 million, a decrease of $0.1 million, compared to $1.5 million for the same period in 2020. Excluding the effect of our acquisition and disposition activities, real estate taxes were unchanged for our Same Store properties.

General and Administrative Expenses.   General and administrative expenses for the three months ended September 30, 2021 were $1.8 million, an increase of $0.2 million, compared to $1.6 million for the same period in 2020. Excluding the effect of our acquisition and disposition activities, our general and administrative expenses increased by $0.2 million for our Same Store properties.

Depreciation and Amortization.   Depreciation and amortization expense for the three months ended September 30, 2021 was $3.9 million, an increase of $0.8 million, compared to $3.1 million for the same period in 2020. Excluding the effect of our acquisition and disposition activities, depreciation and amortization expenses decreased slightly by $0.1 million for our Same Store properties.

Interest Expense, net.   Interest expense for the three months ended September 30, 2021 was $2.7 million, an increase of $0.1 million, compared to $2.6 million for the same period in 2020. Excluding the effect of our acquisition and disposition activities, interest expense was unchanged for our Same Store properties.

Nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

The following table provides summary information about our results of operations (dollars in thousands):

	Nine Months Ended				Change	Change	Change
	September 30,		Increase/	Percentage	due to	due to	due to
	2021	2020	(Decrease)	Change	Acquisitions(1)	Dispositions(2)	Same Store(3)
Rental revenues	$30,864	$29,662	$1,202	4.0%	$2,434	$(2,685)	$1,453
Property operating expenses	10,336	9,749	587	6.0%	954	(895)	528
Real estate taxes	4,228	4,161	67	2.0%	300	(513)	280
General and administrative	5,046	4,745	301	6.0%	36	(23)	288
Depreciation and amortization	9,590	9,067	523	6.0%	1,360	(793)	(44)
Interest expense, net	7,403	7,087	316	4.0%	720	(53)	(351)

Notes:

(1)	Represents the effect on our operating results for the periods indicated resulting from the Acquisitions.
(2)	Represents the effect on our results for the periods indicated resulting from the Dispositions.
(3)	Represents the change for the nine months ended September 30, 2021 compared to the same period in 2020 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Our results for Same Store properties for the nine months ended September 30, 2021 and 2020 include River Club and the Townhomes at River Club, Arbors Harbor Town, Parkside, Flats at Fishers, the Axis at Westmont and the Valley Ranch Apartments.

The following table reflects total rental revenues and total property operating expenses for the nine months ended September 30, 2021 and 2020 for: (i) our Same Store properties, (ii) the Acquisitions and (iii) the Dispositions (dollars in thousands):

	Nine Months Ended September 30,
Description	2021	2020	Change
Rental Revenues:
Same Store	$25,387	$23,934	$1,453
Acquisitions	4,416	1,982	2,434
Disposition	1,061	3,746	(2,685)
Total rental revenues	$30,864	$29,662	$1,202

Property operating expenses:
Same Store	$8,318	$7,790	$528
Acquisitions	1,616	662	954
Disposition	402	1,297	(895)
Total property operating expenses	$10,336	$9,749	$587

Revenues.  Rental revenues for the nine months ended September 30, 2021 were $30.9 million, an increase of $1.2 million, compared to $29.7 million for the same period in 2020.  Excluding the effect of our acquisition and disposition activities, our rental revenues increased by $1.5 million for our Same Store properties primarily as a result of increased average monthly rent per unit and increased occupancy during the 2021 period.

Property Operating Expenses. Property operating expenses for the nine months ended September 30, 2021 were $10.3 million, an increase of $0.6 million, compared to $9.7 million for the same period in 2020. Excluding the effect of our acquisition and disposition activities, our property operating expenses increased by $0.5 million for our Same Store properties primarily as a result of higher occupancy during the 2021 period and the resulting increase in utilities and repair and maintenance costs.

Real Estate Taxes.  Real estate taxes for both the three months ended September 30, 2021 and 2020 were $4.2 million. Excluding the effect of our acquisition and disposition activities, our real estate taxes increased by $0.3 million for our Same Store properties.

General and Administrative Expenses.   General and administrative expenses for the nine months ended September 30, 2021 was $5.0 million, an increase of $0.3 million, compared to $4.7 million for the same period in 2020. Excluding the effect of our acquisition and disposition activities, general and administrative expenses increased by $0.3 million for our Same Store Properties.

Depreciation and Amortization.   Depreciation and amortization expense for the nine months ended September 30, 2021 was $9.6 million, an increase of $0.5 million, compared to $9.1 million for the same period in 2020. Excluding the effect of our acquisition and disposition activities, depreciation and amortization was unchanged for our Same Store properties.

Interest Expense, net.   Interest expense for the nine months ended September 30, 2021 was $7.4 million, an increase of $0.3 million, compared to $7.1 million for the same period in 2020. Excluding the effect of our acquisition and disposition activities, interest expense decreased by $0.4 million for our Same Store properties primarily as a result of lower interest rates on our variable rate loan resulting from the decrease in LIBOR.

Gain on Sale of Investment Property.   During the first quarter of 2021, we recognized a gain on the sale of Lakes of Margate of $27.8 million. See Note 4 of the Notes to Consolidated Financial Statements for additional information. During the first quarter of 2020, we recognized a gain on the sale of the Gardens Medical Pavilion of $5.5 million.

Gain on Disposition of Unconsolidated Joint Venture.   During the second quarter of 2021, we recognized a gain of $1.5 million for the settlement of our prior participation in the residual interests of Prospect Park. See Note 2 of the Notes to Consolidated Financial Statements for additional information.

Related Party Transactions

We have agreements with the Advisor and its affiliate to pay certain fees in exchange for services performed by these entities and other related parties.  These agreements have one-year terms and currently extend through June 10, 2022. We are dependent on the Advisor and its affiliates for certain services that are essential to us, including asset disposition decisions, property management and leasing services, and other general administrative responsibilities. In the event that these companies were unable to provide us with their respective services, we would be required to obtain such services from other sources.

The following table represents the fees incurred associated with the payments to our Advisor and its affiliates for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Acquisition fees and acquisition expense reimbursement (1)	$1,041	$-	$1,041	$764
Debt financing fees (2)	448	-	448	656
Property management fees (property operating expenses)	109	123	337	350
Administrative services reimbursement (general and administrative costs)	347	333	1,012	989
Asset management fees (general and administrative costs)	723	691	2,044	2,014
Total	$2,668	$1,147	$4,882	$4,773

(1)	Capitalized to the corresponding asset and amortized over its estimated useful life.
(2)	Capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan.

Summary of Cash Flows

Operating activities

The net cash provided by operating activities of $8.0 million for the nine months ended September 30, 2021 consisted primarily of our net income of $25.5 million, depreciation and amortization and amortization of deferred financing costs aggregating $10.2 million and the net change in assets and liabilities of $2.5 million offset by a gain on the sale of investment property from the sale of the Lakes of Margate of $27.8 million, a gain on the disposition of unconsolidated joint venture from the settlement of our participation in the residual interests of Prospect Park of $1.5 million and non-cash interest income of $1.0 million.

Investing activities

The net cash used in investing activities of $50.1 million for the nine months ended September 30, 2021 consists primarily of the following:

●	net proceeds from the sale of Lakes of Margate of $14.4 million;

●	net proceeds from the settlement of our participation in the residual interests of Prospect Park of $1.5 million;

●	the acquisition of the BayVue Apartments for $60.5 million;

●	payment of $1.1 million to acquire the noncontrolling member’s 7.5% ownership interest in the Lakes of Margate; and

●	capital expenditures of $4.3 million.

Financing activities

The net cash provided by financing activities of $55.9 million for the nine months ended September 30, 2021 consists primarily of the following:

●	net proceeds from notes payable of $57.4 million;

●	debt principal payments of $0.7 million;

●	distributions paid to noncontrolling interests of $0.5 million; and

●	redemptions and cancellation of common stock of $0.4 million.

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

Our calculations of FFO and MFFO are presented below (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Description	2021	2020	2021	2020
Net (loss)/income	$(2,089)	$(1,679)	$25,522	$2,251
FFO adjustments:
Depreciation and amortization of real estate assets	3,925	3,145	9,590	9,067
Gain on disposition of unconsolidated joint venture	-	-	(1,457)	-
Gain on sale of investment property	-	-	(27,821)	(5,474)
FFO	1,836	1,466	5,834	5,844
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(1)	-	-	-	-
Noncash adjustments:
Gain on on forgiveness of debt(3)	(128)	-	(128)	-
Amortization of above or below market leases and liabilities	-	-	-	-
Mark-to-market adjustments(2)	(7)	(4)	(9)	5
Loss/(gain) on sale of marketable securities(3)	159	(11)	152	(63)
MFFO before straight-line rent	1,860	1,451	5,849	5,786
Straight-line rent(4)	-	-		(32)
MFFO - IPA recommended format	$1,860	$1,451	$5,849	$5,754

Net (loss)/income	$(2,089)	$(1,679)	$25,522	$2,251
Less: (income)/loss attributable to noncontrolling interests	(14)	5	(145)	(1,227)
Net (loss)/income applicable to Company’s common shares	$(2,103)	$(1,674)	$25,377	$1,024
Net (loss)/income per common share, basic and diluted	$(0.10)	$(0.08)	$1.26	$0.05

FFO	$1,836	$1,466	$5,834	$5,844
Less: FFO attributable to noncontrolling interests	(97)	(89)	(385)	(368)
FFO attributable to Company’s common shares	$1,739	$1,377	$5,449	$5,476
FFO per common share, basic and diluted	$0.09	$0.07	$0.27	$0.26

MFFO - IPA recommended format	$1,860	$1,451	$5,849	$5,754
Less: MFFO attributable to noncontrolling interests	(97)	(89)	(385)	(362)
MFFO attributable to Company’s common shares	$1,763	$1,362	$5,464	$5,392

Weighted average number of common shares outstanding, basic and diluted	20,157	20,201	20,181	20,925

1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

3)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

4)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of September 30, 2021, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control-New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of September 30, 2021, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

LIGHTSTONE VALUE PLUS REIT V, INC.

Date: November 12, 2021	By:	/s/ Mitchell C. Hochberg
Mitchell C. Hochberg
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits	Description

3.2*	Third Amended and Restated Bylaws, as amended by Amendment No. 2 (incorporated by reference to Exhibit 3.2 to Form 10-Q on August 12, 2021)
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 12, 2021, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed or furnished herewith
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

