Form 10-K
period 2021-12-31
Lightstone Value Plus REIT V, Inc.
filed 2022-03-24
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

OR

☐ Transition Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There is no established market for the Registrant’s common stock. The Registrant has adopted a Policy for Estimation of Common Stock Value (the “Estimated Valuation Policy”) pursuant to which it has estimated the net asset value per share of its common stock (“NAV per Share”). As of September 30, 2021, the estimated NAV per Share was $12.91. For a full description of the methodologies used to estimate the NAV per Share of the Registrant’s common stock, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Market Information” included in this Annual Report on Form 10-K. There were 20.2 million shares of common stock outstanding as of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter. As of March 15, 2022, the registrant had 20.1 million shares of common stock outstanding.

LIGHTSTONE VALUE PLUS REIT V, INC.

FORM 10-K

Year Ended December 31, 2021

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

●	market and economic challenges experienced by the U.S. and global economies or real estate industry as a whole and the local economic conditions in the markets in which our investments are located. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; such as recession, political upheaval or uncertainty, terrorism and acts of war, natural and man-made disasters, cybercrime, and outbreaks of contagious diseases;

●	uncertainties regarding the COVID-19 pandemic, including its impact on our business and the economy generally;

●	the availability of cash flow from operating activities for distributions, if required to maintain our status as a real estate investment trust, or REIT;

●	conflicts of interest arising out of our relationships with our advisor and its affiliates;

●	our ability to retain our executive officers and other key individuals who provide advisory and property management services to us;

●	our level of debt and the terms and limitations imposed on us by our debt agreements;

●	the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

●	the effect of the phase-out of the London Interbank Offered Rate, or LIBOR, as a variable rate debt benchmark and the transition to a different benchmark interest rate;

●	our ability to make accretive investments;

●	our ability to diversify our portfolio of assets;

●	changes in market factors that could impact our rental rates and operating costs;

●	our ability to secure leases at favorable rental rates;

●	our ability to sell our assets at a price and on a timeline consistent with our investment objectives;

●	impairment charges;

ii

●	unfavorable changes in laws or regulations impacting our business, our assets or our key relationships; and

●	factors that could affect our ability to qualify as a real estate investment trust.

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

iii

PART I

Item 1. Business.

Organization

Lightstone Value Plus REIT V, Inc. (“Lightstone REIT V”) which was formerly known as Lightstone Value Plus Real Estate Investment Trust V, Inc. before August 31, 2021, (which may be referred to as the “Company,” “we,” “us,” or “our”) was organized as a Maryland corporation on January 9, 2007 and has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes.

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who were distressed or faced time-sensitive deadlines. In addition, our opportunistic and value-add investment strategy has included investments in real estate-related assets that present opportunities for higher current income. Since inception, we have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily. We have purchased existing, income-producing properties and newly constructed properties. We have also invested in mortgage and mezzanine loans. We have made our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. All of our current investments are located in the United States. We currently intend to hold our various real properties until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. We currently have one operating segment. As of December 31, 2021, we had eight wholly owned real estate investments (multi-family apartment complexes) and one real estate-related investment (mezzanine loan).

Substantially all of our business is conducted through Lightstone REIT V OP LP, a limited partnership organized in Delaware (the “Operating Partnership”). As of December 31, 2021, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner. As of December 31, 2021, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

Our business is externally managed by LSG Development Advisor LLC (the “Advisor”), an affiliate of the Lightstone Group LLC (“Lightstone”), which provides advisory services to us and we have no employees. Lightstone is majority owned by the chairman emeritus of our board of directors, David Lichtenstein. Pursuant to the terms of an advisory agreement and subject to the oversight of our board of directors, the Advisor is responsible for managing our day-to-day affairs and for services related to the management of our assets.

Our office is located at 1985 Cedar Bridge Avenue, Suite 1, Lakewood, New Jersey 08701 and our toll-free telephone number is (888) 808-7348.

In connection with our initial capitalization, we issued 22,500 shares of our common stock and 1,000 shares of our convertible stock to our previous advisor on January 19, 2007. The 1,000 shares of convertible stock were transferred to an affiliate of Lightstone on February 10, 2017 and remain outstanding. As of December 31, 2021, we had 20.1 million shares of common stock outstanding.

Our common stock is not currently listed on a national securities exchange. The timing of a liquidity event for our stockholders will depend upon then prevailing market conditions and our board of directors’ assessment of our investment objectives and liquidity options for our stockholders. Currently, our board of directors has targeted June 30, 2028 for the commencement of a liquidity event. However, we can provide no assurances as to the actual timing of the commencement of a liquidity event for our stockholders or our ultimate liquidation. Furthermore, we will seek stockholder approval prior to liquidating our entire portfolio.

2021 Highlights

During 2021, we completed the following key transactions:

●	On March 17, 2021, we completed the disposition of the a 280-unit multifamily property located in Margate, Florida (the “Lakes of Margate”) to an unrelated third party for aggregate consideration of $50.8 million. At closing, the buyer paid $15.1 million and assumed the existing mortgage loan with an outstanding principal balance of $35.7 million. Additionally, on March 17, 2021, we paid approximately $1.1 million for the 7.5% membership interest held in the Lakes of Margate by a minority owner and as a result, at the time of the completion of the sale of the Lakes of Margate it was wholly owned by us. In connection with the disposition of the Lakes of Margate, we recognized a gain on the sale of investment property of $27.8 million during the first quarter of 2021.

●	On July 7, 2021, we acquired a 368-unit multifamily property located in Tampa, Florida (the “BayVue Apartments”) from an unrelated third party for a contractual purchase price of $59.5 million. In connection with the acquisition, we simultaneously entered into a non-recourse mortgage loan facility for up to $52.2 million (the “BayVue Apartments Mortgage”) scheduled to initially mature on July 9, 2024, with two, one-year extension options, subject to the satisfaction of certain conditions. The BayVue Apartments Mortgage requires monthly interest-only payments through its maturity date and bears interest at the London Interbank Offered Rate (“LIBOR”)+3.10% subject to a 3.10% floor. The BayVue Apartments Mortgage is collateralized by the BayVue Apartments. In connection with the acquisition of the BayVue Apartments, $44.3 million was initially funded under the BayVue Apartments Mortgage and we paid the balance of the purchase price of $15.2 million with cash, including escrowed funds released by a qualified intermediary.

●	On August 16, 2021, we entered into a non-recourse subordinated mortgage loan for $9.2 million (the “Flats at Fisher Supplemental Mortgage”) scheduled to mature on July 1, 2026. The Flats at Fisher Supplemental Mortgage requires monthly payments of interest and principal of $43,083 through its maturity date and bears interest at 3.85%. The Flats at Fisher Supplemental Mortgage is collateralized with a subordinated interest in the Flats at Fisher.

●	On September 30, 2021, we entered into a non-recourse subordinated mortgage loan for $5.9 million (the “Arbors Harbor Town Supplemental Mortgage”) scheduled to mature on January 1, 2026. The Arbors Harbor Town Supplemental Mortgage requires monthly payments of interest and principal of $26,379 through its maturity date and bears interest at 3.52%. The Arbors Harbor Town Supplemental Mortgage is collateralized with a subordinated interest in the Arbors Harbor Town.

●	On October 6, 2021, we acquired a 293-unit multifamily property located in Houston, Texas (the “Citadel Apartments”), from an unrelated third party, for a contractual purchase price of $66.0 million. In connection with the acquisition of the Citadel Apartments, we entered into a non-recourse mortgage loan facility for up to $39.2 million (the “Citadel Apartments Senior Mortgage”). At closing, $30.4 million of proceeds were initially advanced under the Citadel Apartments Senior Mortgage. The Citadel Apartments Senior Mortgage requires monthly interest-only payments through its maturity date and bears interest at LIBOR+1.50% subject to a 1.60% floor. Simultaneously, on October 6, 2021, we also entered into a non-recourse mortgage loan for up to $9.8 million (the “Citadel Apartments Junior Mortgage” and together with the Citadel Apartments Senior Mortgage, the “Citadel Apartments Mortgages”). At closing, $7.6 million of proceeds were initially advanced under the Citadel Apartments Junior Loan. The Citadel Apartments Junior Mortgage requires monthly interest-only payments and bears interest at LIBOR+8.75%, subject to a 8.85% floor. The Citadel Apartments Mortgages initially mature on October 11, 2024, with two one-year extension options, subject to the satisfaction of certain conditions, and are collateralized by the Citadel Apartments while the Citadel Apartments Junior Mortgage is subordinate to the Citadel Apartments Senior Mortgage. In connection with the acquisition of the Citadel Apartments, an aggregate $38.0 million was initially funded under the Citadel Apartments Mortgages and we paid the balance of the purchase price of $28.0 million with cash.

●	On December 22, 2021, we completed the disposition of the River Club Apartments and the Townhomes at River Club, two student housing complexes with a total of 1,134 beds (collectively, the “River Club Properties”) located in Athens, Georgia, to an unrelated third party (the “River Club Properties Buyer”) for a contractual sales price of $77.3 million. In connection with the transaction, we repaid in full the existing outstanding mortgage indebtedness of $30.4 million secured by the River Club Properties (the “River Club Mortgage”). Additionally, on December 20, 2021, we paid approximately $10.2 million for the 15.0% membership interest held in the River Club Properties by the minority owner and as a result, at the time of the completion of the sale of the River Club Properties it was wholly owned by us. In connection with the disposition of the River Club Properties, we recognized a gain on the sale of investment property of $55.0 million during the fourth quarter of 2021.

For further information regarding our consolidated real estate properties, see Item 2.

Investment Objectives

Our primary investment objectives are:

●	to realize growth in the value of our investments; and

●	generate income without subjecting our investors’ capital contribution to undue risk.

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

Borrowing Policies

There is no limitation on the amount we may invest in or borrow related to any single property or other investment. Under our charter, the maximum amount of our indebtedness cannot exceed 300% of our “net assets” (as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors. In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our board of directors must review our aggregate borrowings at least quarterly. As of December 31, 2021, we had an aggregate debt leverage ratio of approximately 64.3% of the aggregate value of our assets.

Disposition Policies

As each of our investments reaches what we believe to be the asset’s optimum value during the expected life of the program, we will consider disposing of the investment and may do so for the purpose of reinvesting the net sales proceeds into real estate and real estate-related investments, distributing the net sale proceeds to our stockholders or satisfying our obligations. A property may be sold before or after the expected holding period if, in the judgment of our Advisor and our independent board members, the sale of the property is determined to be in our best interest and the best interests of our stockholders.

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

Prior to 2012, our board of directors declared regular distributions on a quarterly basis based on daily record dates, portions of which were paid on a monthly basis. During the first quarter of 2012, our board of directors determined to cease regular distributions.

During 2014 and 2015, our board of directors declared a total of $77.1 million, or $3.00 per share of common stock, in special cash distributions, all of which were paid to stockholders during 2014, 2015, and 2016. These special cash distributions were paid with a portion of proceeds from asset sales. No further distributions have been declared or paid since 2016.

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

Regulations

Our investments are subject to various federal, state and local laws, ordinances, and regulations, including, among other things, zoning regulations, land use controls, and environmental. We believe that we have all permits and approvals necessary under current law to operate our investments.

COVID-19 Pandemic

The World Health Organization declared COVID-19 a global pandemic on March 11, 2020 and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, the continuing COVID-19 pandemic remains highly unpredictable and dynamic and its ultimate duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, the ongoing administration and ultimate effectiveness of vaccines, including booster shots, and the eventual timeline to achieve a sufficient level of herd immunity among the general population. Accordingly, the ongoing COVID-19 pandemic may have negative effects on the health of the U.S. economy for the foreseeable future.

As of December 31, 2021, our consolidated portfolio of properties consisted of eight wholly owned multi-family apartment complexes. Our multi-family properties have not been significantly impacted by the COVID-19 pandemic and their occupancy levels, rental rates and rental collection have remained stable. Additionally, our note receivable is collateralized by a condominium development project located in New York City (the “Condominium Project”), which has been subject to similar restrictions and risks. To date, both the Condominium Project and our note receivable have not been significantly impacted by the COVID-19 pandemic.

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

Item 2. Properties.

General

The following table presents certain additional information about our wholly owned and consolidated investments in real estate properties as of December 31, 2021:

Property Name	Location	Date Acquired	Number of Units	Description	Encumbrances (dollars in thousands)	Occupancy as of the end of 2021	Occupancy as of the end of 2020	Effective Monthly Rent per Unit for 2021 (1)	Effective Monthly Rent per Unit for 2020 (1)
Arbors Harbor Town	Memphis, Tennessee	December 20, 2011	345 units	Multifamily	$34,842	94%	96%	$1,523	$1,348
Parkside Apartments (“Parkside”)	Sugar Land, Texas	August 8, 2013	240 units	Multifamily	$16,974	98%	95%	$1,282	$1,170
Flats at Fishers	Fishers, Indiana	November 30, 2017	306 units	Multifamily	$37,742	96%	96%	$1,377	$1,182
Axis at Westmont	Westmont, Illinois	November 27, 2018	400 units	Multifamily	$37,100	93%	93%	$1,310	$1,178
Valley Ranch Apartments	Ann Arbor, Michigan	February 14, 2019	384 units	Multifamily	$43,414	90%	94%	$1,603	$1,449
Autumn Breeze Apartments	Noblesville, Indiana	March 17, 2020	280 units	Multifamily	$29,920	91%	95%	$1,232	$1,057
BayVue Apartments (2)	Tampa, Florida	July 7, 2021	368 units	Multifamily	$44,383	95%	N/A	$1,155	N/A
Citadel Apartments (3)	Houston, Texas	October 6, 2021	293 units	Multifamily	$38,000	96%	N/A	$1,563	N/A

(1)	Effective monthly rent is calculated using leases in place as of December 31 of the indicated year and takes into account any rent concessions.

(2)	The BayVue Apartments were acquired on July 7, 2021.
(3)	The Citadel Apartments were acquired on October 6, 2021.

The following information generally applies to our investments in our real estate properties:

●	we believe our real estate properties are adequately covered by insurance and suitable for their intended purpose;

●	our real estate properties are located in markets where we are subject to competition in attracting and retaining tenants; and

●	depreciation is provided on a straight-line basis over the estimated useful life of the applicable improvements.

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

Estimated Net Asset Value (“NAV”) and NAV per Share of Common Stock (“NAV per Share”)

On November 11, 2021, pursuant to the Policy for Estimation of Common Stock Value (the “Estimated Valuation Policy”), the board of directors of Lightstone Value Plus REIT V, Inc. (the “Company,” “we,” “us,” or “our”) determined and approved our estimated NAV of approximately $260.1 million and resulting estimated NAV per Share of $12.91 both as of September 30, 2021. Our estimated NAV and resulting NAV per Share are based upon the estimated fair values of our assets and liabilities as of September 30, 2021 and are effective as of November 11, 2021.

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

Process and Methodology

Our business is managed by LSG Development Advisor LLC (the “Advisor”), which is an affiliate of The Lightstone Group LLC (“Lightstone”) and we have no employees. Our Advisor, along with any necessary material assistance or confirmation of a third-party valuation expert or service, is responsible for calculating our estimated NAV and resulting NAV per Share, which we currently expect will be done on at least an annual basis unless and until our shares of common stock are approved for listing on a national securities exchange. Our board of directors will review and approve each estimate of NAV and resulting NAV per Share.

Our estimated NAV and resulting NAV per Share as of September 30, 2021 were calculated with both the assistance of our Advisor and Capright Property Advisors, LLC (“Capright”), an independent third-party valuation firm engaged to assist with the valuation of our assets and liabilities. Our Advisor recommended and our board of directors established the estimated NAV per Share based upon the analyses and reports provided by our Advisor and Capright. The process of estimating the value of our assets and liabilities is performed in accordance with our Estimated Valuation Policy and the provisions of the Investment Program Association Practice Guideline 2013-01, “Valuation of Publicly Registered Non-Listed REITs.” We believe our valuations were developed in a manner reasonably designed to ensure their reliability.

In arriving at an estimated NAV and resulting NAV per Share, our board of directors reviewed and considered the valuation analyses prepared by our Advisor and Capright. Our Advisor presented a report to the board of directors with an estimated NAV and resulting NAV per Share. Capright provided our board of directors an opinion that the resulting “as-is” market value for the Company’s properties, as calculated by our Advisor, and the other assets and liabilities as valued by our Advisor, along with the corresponding NAV valuation methodologies and assumptions used by our Advisor to arrive at a recommended NAV per Share of $12.91 as of September 30, 2021 were appropriate and reasonable. Our board of directors conferred with our Advisor and a representative from Capright regarding the methodologies and assumptions used to reach their respective conclusions. Our board of directors, which is responsible for determining our estimated per share value, considered all information provided in light of its own familiarity with our assets and liabilities and unanimously approved a NAV per Share of $12.91 as of September 30, 2021.

The engagement of Capright with respect to our estimated NAV and resulting NAV per Share as of September 30, 2021 was approved by our board of directors, including all of our independent directors. Capright has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate-related investments.

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

In forming their conclusion as to the “as-is” value of the real estate investments held by us as of September 30, 2021, Capright’s opinion was subject to various limitations. In connection with their engagement, Capright completed appraisals of seven of our eight consolidated properties. An appraisal was not deemed necessary for the BayVue Apartments as it was recently acquired and its value was determined by our Advisor based on its contractual purchase price. With respect to the seven appraisals performed by Capright, the scope of their work included:

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

In addition to their appraisals of our consolidated properties, Capright also evaluated the following information to arrive at their opinion of our other assets and liabilities:

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

The value of our investments in real estate were estimated utilizing multiple valuation methods, as appropriate for each asset, including an income approach using discounted cash flow analysis and a sales comparable analysis. The key assumptions used in the discounted cash flow approach were specific to each property type, market location, and quality of each property and were based on similar investors’ return expectations and market assessments. The key assumptions are reflected in the table included under “Allocation of Estimated NAV per Share” below. In calculating values for our assets, both balance sheet and estimates of cash flow as of September 30, 2021 were used.

In forming its opinion, Capright prepared appraisals on seven of our eight consolidated investment properties in connection with the valuation. An appraisal was not deemed necessary for one of our investment properties, BayVue Apartments, as it was recently acquired and its value was determined by our Advisor based on its contractual purchase price. The appraisals estimated values by using discounted cash flow, comparable sales, or a weighting of these approaches in determining each property’s value. The appraisals employed a range of terminal capitalization rates, discount rates, growth rates, and other variables that fell within ranges that Capright and our Advisor believed would be used by similar investors to value the properties we own. The assumptions used in developing these estimates were specific to each property (including holding periods) and were determined based upon a number of factors including the market in which the property is located, the specific location of the property within the market, property and market vacancy, tenant demand for space, and investor demand and return requirements.

While we and our Advisor believe that the approaches used by appraisers in valuing our real estate assets, including an income approach using discounted cash flow analysis and sales comparable analysis, are standard in the real estate industry, the estimated values for our investments in real estate may or may not represent current market values or fair values determined in accordance with generally accepted accounting principles in the United States (“GAAP”). Real estate is currently carried at its amortized cost basis in our financial statements, subject to any adjustments applicable under GAAP.

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

Note receivable, net. The estimated value of our note receivable, net approximates its carrying value as of September 30, 2021 based on current market rates for similar instruments.

Notes payable. We have notes payable, which consist of mortgage loans, that bear interest at both variable and fixed rates. The estimated values of our variable-rate mortgage loans were deemed to approximate their carrying values because their interest rates move in conjunction with changes to market interest rates. The estimated values of our fixed-rate notes payable were estimated by the Advisor and reviewed by Capright using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated market interest rates for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratios. The market interest rates for our fixed-rate notes payable were generally determined based on market rates for available comparable debt. The estimated market interest rates for our fixed-rate mortgage loans ranged from 2.8% to 3.8%.

Other assets and liabilities, net. Our other assets and liabilities, net consist of prepaid expenses and other assets, accounts payable and accrued and other liabilities, payables to related parties, and accrued property tax. For a majority of our other assets and liabilities, the carrying values as of September 30, 2021 were considered equal to fair value by our Advisor due to their cost-based characteristics or short maturities. Certain other items, primarily straight-line rent receivable, intangibles and deferred costs, have been eliminated for the purpose of the valuation because those items are already considered in our valuation of the respective investments in real estate operating properties or financial instruments (i.e., notes payable).

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

Common stock outstanding. In deriving an estimated NAV per Share, the total estimated NAV was divided by approximately 20.1 million, the total number of common shares outstanding as of September 30, 2021, on a fully diluted basis, which includes financial instruments that can be converted into a known or determinable number of common shares. As of the valuation date, none of our financial instruments that could be converted into common shares are currently convertible into a known or determinable number of common shares. The determination of the number of common shares outstanding used in the estimated NAV per Share is the same as used in GAAP computations for per share amounts.

Our estimated NAV per Share was calculated by aggregating the value of our assets, subtracting the value of both our liabilities and noncontrolling interests, and dividing the net amount by the fully-diluted shares of common stock outstanding, all as of September 30, 2021.

Allocation of Estimated NAV per Share

The table below sets forth the calculation of our estimated NAV per Share as of September 30, 2021, as well as the calculation of our prior estimated NAV per Share as of September 30, 2020. The estimated NAV per Share of $12.91 as of September 30, 2021, reflects an increase of $3.49, or 37.0%, from the estimated NAV per Share of $9.42 as of September 30, 2020.

	Estimated NAV per Share
	As of	As of
	September 30, 2021	September 30, 2020
Investments in real estate(1)	$24.52	$19.99
Cash and cash equivalents	1.89	1.38
Restricted cash	0.35	0.36
Marketable securities	0.18	0.18
Note receivable	0.68	0.61
Notes payable	(13.73)	(12.45)
Other assets and liabilities, net	(0.32)	(0.23)
Noncontrolling interests	(0.66)	(0.42)
Estimated NAV per Share(2)	$12.91	$9.42

Notes:

(1)	The following are the key assumptions (shown on a weighted average basis) used in the discounted cash flow models to estimate the value of the seven of the eight consolidated properties we own as of September 30, 2021.

	Multifamily (six properties)	Student Housing (one property)
Exit capitalization rate	6.04%	5.50%
Discount rate	6.98%	6.50%
Annual market rent growth	3.00%	3.90%
Average holding period (in years)	10.0	10.0

The following are ranges of the key assumptions used in the discounted cash flow models to estimate the value of our six multifamily properties. The discounted cash flow analysis for our student housing asset is for only one property, and therefore, a range of values is not applicable.

Multifamily
(six properties)
Exit capitalization rate	5.50% - 6.50%
Discount rate	6.50% - 7.50%

(2)	As of September 30, 2021, we had 20,149,961 shares of common stock outstanding. The potential dilutive effect of our common stock equivalents does not affect our estimated NAV per Share as there were no potentially dilutive securities outstanding as of the valuation date.

As of September 30, 2021, the aggregate estimated values of our investments in real estate was $494.1 million and the aggregate carrying value of our investments in real estate was $320.6 million, which equates to an overall increase in value of 54.1%.

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

	Change in NAV per Share
	Increase of	Decrease of
	25 basis points	25 basis points
Capitalization rate	$(1.07)	$1.19
Discount rate	$(0.41)	$0.42

Historical Estimated NAV per Share

The historical reported estimated NAV per Share of our common stock as approved by our board of directors for the preceding year is set forth below:

$9.42	September 30, 2020	Current Report on Form 8-K filed November 12, 2020

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

Holders

As of March 15, 2022, we had 20.1 million shares of common stock outstanding held by 9,971 stockholders.

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

Prior to 2012, our board of directors declared distributions on a regular quarterly basis based on daily record dates, portions of which were paid on a monthly basis. During the first quarter of 2012, our board of directors determined to cease regular distributions.

During 2014 and 2015, our board of directors declared a total of $77.1 million, or $3.00 per share of common stock, in special cash distributions, all of which were paid to stockholders during 2014, 2015, and 2016. These special cash distributions were paid with a portion of proceeds from asset sales. No further distributions have been declared or paid since 2016.

Recent Sales of Unregistered Securities

During the year ended December 31, 2021 and 2020, we did not sell any equity securities that were not registered under the Securities Act of 1933.

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

Effective March 25, 2021, our board of directors reopened the SRP solely for redemptions submitted in connection with a stockholder’s death and at that date set the price for all such purchases to $9.42, which was 100% of the NAV per Share as of September 30, 2020. Deaths that occurred subsequent to January 1, 2020 were eligible for consideration, however, beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death for consideration.

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

In accordance with the SRP, the per share redemption price automatically adjusted to $12.91 effective November 11, 2021 as a result of the determination and approval by our board of directors of the updated estimated NAV per Share.

During the year ended December 31, 2021 we redeemed 65,029 shares of common stock, pursuant to the SRP at an average price per share of $9.42 per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Executive Overview

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who were distressed or faced time-sensitive deadlines. In addition, our opportunistic and value-add investment strategy has included investments in real estate-related assets that present opportunities for higher current income. Since inception, we have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily. We have purchased existing, income-producing properties and newly constructed properties. We have also invested in mortgage and mezzanine loans. We have made our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. As of December 31, 2021, our investments included multi-family apartment complexes and a note receivable. All of our current investments are located in the United States. We currently intend to hold our various real properties until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

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

COVID-19 Pandemic

The World Health Organization declared COVID-19 a global pandemic on March 11, 2020 and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, the continuing COVID-19 pandemic remains highly unpredictable and dynamic and its ultimate duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, the ongoing administration and ultimate effectiveness of vaccines, including booster shots, and the eventual timeline to achieve a sufficient level of herd immunity among the general population. Accordingly, the ongoing COVID-19 pandemic may have negative effects on the health of the U.S. economy for the foreseeable future.

As of December 31, 2021, our consolidated portfolio of properties consisted of eight wholly owned multi-family apartment complexes. Our multi-family properties have not been significantly impacted by the COVID-19 pandemic and their occupancy levels, rental rates and rental collection have remained stable. Additionally, our note receivable is collateralized by a condominium development project located in New Yok City (the “Condominium Project”), which has been subject to similar restrictions and risks. To date, both the Condominium Project and our note receivable have not been significantly impacted by the COVID-19 pandemic.

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

Liquidity and Capital Resources

We had cash and cash equivalents of $24.4 million, marketable securities, available for sale of $3.6 million and restricted cash of $20.9 million as of December 31, 2021. Our principal demands for funds going forward are expected to be for the payment of (a) operating expenses, including capital expenditures, and (b) scheduled debt service on our outstanding indebtedness. We also may, at our discretion, use funds for (a) tender offers and/or redemptions of shares of our common stock, (b) distributions, if any, to our shareholders, and (c) selective acquisitions and/or real estate-related investments. Generally, we expect to meet our cash needs with our cash and cash equivalents on hand along with our cash flow from operations, the release of certain funds held in restricted cash, the remaining availability on certain of our mortgage loans and the repayment of our outstanding note receivable. However, to the extent that these sources are not sufficient to cover our cash needs, we may also use proceeds from additional borrowings and/or selective asset sales to fund such needs.

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

Acquisition and Disposition Activities

Year Ended December 31, 2021

Disposition of the Lakes of Margate

On March 17, 2021, we completed the disposition of a 280-unit multifamily property located in Margate, Florida (the “Lakes of Margate”) for a contractual sales price of $50.8 million to an unrelated third party (the “Lakes of Margate Buyer”). At closing, the Lakes of Margate Buyer paid $15.1 million and assumed the existing mortgage loan secured by the Lakes of Margate with an outstanding principal balance of $35.7 million (see “Debt Financings – Lakes of Margate Loan”). Additionally, on March 17, 2021, we paid approximately $1.1 million for the 7.5% membership interest held in the Lakes of Margate by a minority owner and as a result, at the time of the completion of the sale of the Lakes of Margate it was wholly owned by us. In connection with the disposition of the Lakes of Margate, we recognized a gain on the sale of investment property of $27.8 million during the first quarter of 2021.

Acquisition of the BayVue Apartments

On July 7, 2021, we completed the acquisition of a 368-unit multifamily property located in Tampa, Florida (the “BayVue Apartments”) from an unrelated third party, for a contractual purchase price of $59.5 million, excluding closing and other related transaction costs. The acquisition was funded with $44.3 million of initial proceeds from a mortgage financing (see “Debt Financings – BayVue Apartments Mortgage”) and $15.2 million of cash on hand, including escrowed funds released by a qualified intermediary. In connection with the acquisition, we paid the Advisor an aggregate of $1.0 million in acquisition fees and acquisition expense reimbursements.

Acquisition of the Citadel Apartments

On October 6, 2021, we acquired a 293-unit multifamily property located in Houston, Texas (the “Citadel Apartments”), from an unrelated third party, for a contractual purchase price of $66.0 million, excluding closing and other acquisition related costs. The acquisition was funded with $38.0 million of initial proceeds from mortgage financings (see “Debt Financings – Citadel Apartments Mortgages”) and $28.0 million of cash on hand. In connection with the acquisition, we paid the Advisor an aggregate of $1.2 million in acquisition fees and acquisition expense reimbursements.

Disposition of the River Club Properties

On December 22, 2021, we completed the disposition of the River Club Apartments and the Townhomes at River Club, two student housing complexes with a total of 1,134 beds (collectively, the “River Club Properties”) located in Athens, Georgia, for a contractual sales price of $77.3 million to an unrelated third party. In connection with the transaction, we repaid in full the existing outstanding mortgage indebtedness of $30.4 million secured by the River Club Properties. Additionally, on December 20, 2021, we paid approximately $10.2 million for the 15.0% membership interest held in the River Club Properties by a minority owner and as a result, at the time of the completion of the sale of the River Club Properties it was wholly owned by us. In connection with the disposition of the River Club Properties, we recognized a gain on the sale of investment property of $55.0 million during the fourth quarter of 2021.

Acquisition of Noncontrolling Interest in Parkside

On December 30, 2021, we acquired the noncontrolling member’s 10.0% ownership interest in Parkside for $3.6 million and as a result, now own 100% of Parkside.

Year Ended December 31, 2020

Acquisition of Autumn Breeze Apartments

On March 17, 2020, we completed the acquisition of a 280-unit multifamily property located in Noblesville, Indiana (the “Autumn Breeze Apartments”) from an unrelated third party for a contractual purchase price of $43.0 million, excluding closing and other related transaction costs. The acquisition was initially funded with cash on hand and we subsequently obtained mortgage financing (see “Debt Financings. – Autumn Breeze Apartments Loan”). In connection with the acquisition, we paid the Advisor $0.8 million in acquisition fees and acquisition expense reimbursements.

Disposition of Gardens Medical Pavilion

On January 15, 2020, we and our noncontrolling member completed the disposition of the Gardens Medical Pavilion located in Palm Beach Gardens, Florida for a contractual sales price of $24.3 million to an unrelated third-party. In connection with the transaction, we repaid in full the existing mortgage indebtedness of $12.6 million and $1.8 million of the proceeds were distributed to the noncontrolling member. In connection with the disposition of the Gardens Medical Pavilion, we recognized a gain on the sale of investment property of $5.5 million during the first quarter of 2020.

Debt Financings

From time to time, we have obtained mortgage, bridge, or mezzanine loans for acquisitions and investments, as well as property development, redevelopment and renovations. In the future, we may obtain new financings for such activities or to refinance our existing real estate assets, depending on multiple factors.

Our aggregate notes payable balance was $277.5 million, net of deferred financing fees of $4.8 million, and had a weighted average interest rate of 3.79% as of December 31, 2021. Excluding the Lakes of Margate Loan (which was included in liabilities held for sale on the consolidated balance sheet as of December 31, 2020 and subsequently assumed by the Lakes of Margate Buyer on March 17, 2021), our aggregate notes payable balance was $213.0 million, net of deferred financing fees of $3.4 million, and had a weighted average interest rate of 3.71% as of December 31, 2020.

Year Ended December 31, 2021

BayVue Apartments Mortgage

On July 7, 2021, we entered into a non-recourse mortgage loan facility for up to $52.2 million (the “BayVue Apartments Mortgage”) scheduled to initially mature on July 9, 2024, with two, one-year extension options, subject to the satisfaction of certain conditions. At closing $44.3 million was initially funded under the BayVue Apartments Mortgage. The BayVue Apartments Mortgage requires monthly interest-only payments through its maturity date and bears interest at London Interbank Offered Rate (“LIBOR”)+3.10% subject to a 3.10% floor. The BayVue Apartments Mortgage is collateralized by the BayVue Apartments. In connection with the BayVue Apartments Mortgage, we paid the Advisor $0.3 million in debt financing fees. As of December 31, 2021, the outstanding principal balance and remaining availability under the BayVue Apartments Mortgage was $44.4 million and $7.8 million, respectively. The remaining availability may be drawn for certain capital improvements to the property pursuant to the terms of the loan agreement

Flats at Fisher Supplemental Mortgage

On August 16, 2021, we entered into a non-recourse subordinated mortgage loan for $9.2 million (the “Flats at Fisher Supplemental Mortgage”) scheduled to mature on July 1, 2026. The Flats at Fisher Supplemental Mortgage requires monthly payments of interest and principal of $43,083 through its maturity date and bears interest at 3.85%. The Flats at Fisher Supplemental Mortgage is collateralized with a subordinated mortgage interest in the Flats at Fisher. In connection with the Flats at Fisher Supplemental Mortgage, we paid the Advisor $0.1 million in debt financing fees.

Arbors Harbor Town Supplemental Mortgage

On September 30, 2021, we entered into a non-recourse subordinated mortgage loan for $5.9 million (the “Arbors Harbor Town Supplemental Mortgage”) scheduled to mature on January 1, 2026. The Arbors Harbor Town Supplemental Mortgage requires monthly payments of interest and principal of $26,379 through its maturity date and bears interest at 3.52%. The Arbors Harbor Town Supplemental Mortgage is collateralized with a subordinated mortgage interest in the Arbors Harbor Town. In connection with the Arbors Harbor Town Supplemental Mortgage, we paid the Advisor $0.1 million in debt financing fees.

Citadel Apartments Mortgages

On October 6, 2021, we entered into a non-recourse mortgage loan facility for up to $39.2 million (the “Citadel Apartments Senior Mortgage”). At closing, $30.4 million of proceeds were initially advanced under the Citadel Apartments Senior Mortgage. The Citadel Apartments Senior Mortgage requires monthly interest-only payments through its maturity date and bears interest at LIBOR+1.50% subject to a 1.60% floor. Simultaneously, on October 6, 2021, we also entered into a non-recourse mortgage loan facility for $9.8 million (the “Citadel Apartments Junior Mortgage” and together with the Citadel Apartments Senior Mortgage, the “Citadel Apartments Mortgages”). At closing, $7.6 million of proceeds were initially advanced under the Citadel Apartments Junior Mortgage. The Citadel Apartments Junior Mortgage requires monthly interest-only payments through its maturity date and bears interest at LIBOR+8.75%, subject to a 8.85% floor.

The Citadel Apartments Mortgages initially mature on October 11, 2024, with two one-year extension options, subject to the satisfaction of certain conditions, and are collateralized by the Citadel Apartments while the Citadel Apartments Junior Mortgage is subordinate to the Citadel Apartments Senior Mortgage. In connection with the acquisition of the Citadel Apartments, an aggregate $38.0 million was initially funded under the Citadel Apartments Mortgages and we paid the balance of the purchase price of $28.0 million with cash. In connection with the Citadel Apartments Mortgages, we paid the Advisor an aggregate of $0.5 million in debt financing fees. As of December 31, 2021, the aggregate outstanding principal balance and remaining availability under the Citadel Apartment Mortgages were $38.0 million and $11.0 million, respectively. All of the remaining availability of $11.0 million under the Citadel Apartment Mortgages was subsequently advanced to us in January 2022.

Year Ended December 31, 2020

Autumn Breeze Apartments Loan

On March 31, 2020, we entered into a 10-year $29.9 million non-recourse mortgage loan (the “Autumn Breeze Apartments Loan”) scheduled to mature on April 1, 2030. The Autumn Breeze Apartments Loan bears interest at 3.39% and requires monthly interest-only payments through June 30, 2023 and monthly principal and interest payments of approximately $0.1 million thereafter, through its stated maturity. The Autumn Breeze Apartments Loan is collateralized by the Autumn Breeze Apartments. In connection with the Autumn Breeze Apartments Loan, we paid the Advisor $0.3 million in debt financing fees.

Lakes of Margate Loan

On June 26, 2020, we and the noncontrolling member entered into a 10-year, $35.7 million non-recourse mortgage loan (the “Lakes of Margate Loan”) scheduled to mature on July 1, 2030. The Lakes of Margate Loan bears interest at LIBOR+2.98% and requires monthly interest-only payments through the first four years of the term and thereafter, monthly payments of principal and interest based upon a 30-year amortization. The Lakes of Margate Loan is collateralized by the Lakes of Margate. In connection with the Lakes of Margate Loan, we paid the Advisor $0.4 million in debt financing fees. Additionally, approximately $1.4 million of the financing proceeds were distributed to the noncontrolling member. On March 15, 2021, the Lakes of Margate Loan was assumed by the Lakes of Margate Buyer in connection with the disposition of the property.

LIBOR

The Citadel Apartments Mortgages and the BayVue Apartments Mortgage are indexed to LIBOR. In late 2021, it was announced LIBOR interest rates will cease publication altogether by June 30, 2023. We have and intend continue to incorporate relatively standardized replacement rate provisions into our LIBOR-indexed debt documents, including a spread adjustment mechanism designed to equate to the current LIBOR “all in” rate. There is significant uncertainty with respect to the implementation of the phase out and what alternative indexes will be adopted which will ultimately be determined by the market as a whole. It therefore remains uncertain how such changes will be implemented and the effects such changes would have on us and the financial markets generally.

Contractual Obligations

One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt. The following table provides information with respect to the contractual maturities and scheduled debt service payments of our indebtedness as of December 31, 2021 (dollars in thousands):

Contractual Obligations	2022	2023	2024	2025	2026	Thereafter	Total
Mortgage Payable	$1,740	$2,191	$84,844	$18,138	$147,729	$27,733	$282,375
Interest Payments(1)	10,499	10,782	9,915	7,617	2,842	3,245	44,900
Total Contractual Obligations	$12,239	$12,973	$94,759	$25,755	$150,571	$30,978	$327,275

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month LIBOR rate as of December 31, 2021 was used.

Results of Operations

As of December 31, 2021, we had eight wholly owned real estate investments (multi-family apartment complexes) and one real estate-related investment (mezzanine loan).

On July 7, 2021 we acquired the BayVue Apartments and on October 6, 2021 we acquired the Citadel Apartments (collectively, the “2021 Acquisitions”) and on March 17, 2020, we acquired the Autumn Breeze Apartments (the “2020 Acquisition” and together with the 2021 Acquisitions, the “Acquisitions”).

On March 17, 2021 we disposed of the Lakes of Margate and on December 22, 2021 we disposed of the River Club Properties (collectively, the “2021 Dispositions”) and on March 15, 2020 we disposed of the Gardens Medical Pavilion (the “2020 Disposition” and together with the 2021 Dispositions, the “Dispositions”).

The Dispositions did not qualify to be reported as discontinued operations since they did not represent a strategic shift that had a major effect on our operations and financial results. Accordingly, the operating results of the Dispositions are reflected in our results from continuing operations for all periods presented through their dates of disposition.

Year ended December 31, 2021 as compared to the year ended December 31, 2020

Our results of operations for the year ended December 31, 2021 compared to the same period in 2020 reflect our acquisition and disposition activities during such periods. Properties which were owned by us during the entire periods presented are referred to as our “Same Store” properties.

The following table provides summary information about our results of operations for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,		Increase/	Percentage	Change due to	Change due to	Change due to Same
	2021	2020	(Decrease)	Change	Acquisitions(1)	Dispositions(2)	Store(3)
Rental revenues	$43,134	$39,978	$3,156	8.0%	$5,085	$(3,820)	$1,891
Property operating expenses	14,498	13,049	1,449	11.0%	1,971	(1,151)	629
Real estate taxes	5,865	5,454	411	8.0%	706	(633)	338
General and administrative	6,982	6,493	489	8.0%	53	(100)	536
Depreciation and amortization	14,858	12,227	2,631	22.0%	3,688	(1,025)	(32)
Interest expense, net	10,640	9,644	996	10.0%	1,558	(509)	(53)

(1)	Represents the effect on our operating results for the periods indicated resulting from our 2020 acquisition of the Autumn Breeze Apartments and our 2021 acquisitions of the BayVue Apartments and the Citadel Apartments.

(2)	Represents the effect on our results for the periods indicated resulting from our 2020 disposition of the Gardens Medical Pavilion and our 2021 dispositions of the Lakes of Margate and River Club Properties.
(3)	Represents the change for the year ended December 31, 2021 compared to the same period in 2020 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store properties for the periods ended December 31, 2021 and 2020 include Arbors Harbor Town, Parkside, Flats at Fishers, Axis at Westmont and Valley Ranch Apartments.

The following table reflects total rental revenues and total property operating expenses for the years ended December 31, 2021 and 2020 for our (i) Same Store properties, (ii) acquisitions and (iii) dispositions (dollars in thousands):

	Year Ended December 31,
Description	2021	2020	Change
Rental Revenues:
Same Store	$27,700	$25,809	$1,891
Acquisitions	7,980	2,895	5,085
Disposition	7,454	11,274	(3,820)
Total rental revenues	$43,134	$39,978	$3,156

Property operating expenses:
Same Store	$8,532	$7,903	$629
Acquisitions	2,949	978	1,971
Disposition	3,017	4,168	(1,151)
Total property operating expenses	$14,498	$13,049	$1,449

The tables below reflect occupancy and effective monthly rental rates for our Same Store properties:

	Occupancy		Effective Monthly Rent per Unit(1)
	As of December 31,		As of December 31,
Property	2021	2020	2021	2020
Arbors Harbor Town	94%	96%	$1,523	$1,348
Parkside	98%	95%	$1,282	$1,170
Flats at Fishers	96%	96%	$1,377	$1,182
Axis at Westmont	93%	93%	$1,310	$1,178
Valley Ranch Apartments	90%	94%	$1,603	$1,449
Autumn Breeze Apartments	91%	95%	$1,232	$1,057
BayVue Apartments (2)	95%	N/A	$1,155	N/A
Citadel Apartments (3)	96%	N/A	$1,563	N/A

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

(2)	The BayVue Apartments were acquired on July 7, 2021.
(3)	The Citadel Apartments were acquired on October 6, 2021.

Revenues. Rental revenues for the year ended December 31, 2021 were $43.1 million, an increase of $3.1 million, compared to $40.0 million for the same period 2020. Excluding the effect of our acquisition and disposition activities, our rental revenues increased by $1.9 million for our Same Store properties primarily as a result of higher average monthly rent per unit.

Property Operating Expenses. Property operating expenses for the year ended December 31, 2021 were $14.5 million, an increase of $1.5 million, compared to $13.0 million for the same period in 2020. Excluding the effect of our acquisition and disposition activities, our property operating expenses increased by $0.6 million for our Same Store properties primarily as a result of higher utilities and repair and maintenance costs.

Real Estate Taxes. Real estate taxes for the year ended December 31, 2021 were $5.9 million, an increase of $0.4 million, compared to $5.5 million for the same period in 2020. Excluding the effect of our acquisition and disposition activities, our real estate taxes increased by $0.3 million for our Same Store properties.

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2021 and 2020 were $7.0 million and $6.5 million, respectively. The increase is principally attributable to higher asset management fees during the 2021 period resulting from our acquisition and investment activities. General and administrative expenses primarily consist of audit fees, legal fees, board of directors’ fees, and other administrative expenses, including certain costs paid to our advisor.

Depreciation and Amortization. Depreciation and amortization for the years ended December 31, 2021 and 2020 were $14.9 million and $12.2 million, respectively. Excluding the effect of our acquisition and disposition activities, depreciation and amortization for our Same Store properties was flat.

Interest Expense, Net. Interest expense, net for the year ended December 31, 2021 was $10.6 million, an increase of $1.0 million, compared to $9.6 million for the same period in 2020. Excluding the effect of our acquisition and disposition activities, interest expense decreased slightly by $0.1 million for our Same Store properties.

Interest Income. Interest income for the year ended December 31, 2021 was $2.0 million, a slight increase of $0.1 million, compared to $1.9 million for the same period in 2020. Our interest income is primarily attributable to interest earned on our note receivable.

Gain on Sale of Investment Property. Our gain on the sale of investment property for the year ended December 31, 2021 of $82.8 million consists of a gain on the sale of Lakes of Margate of $27.8 million recognized during the first quarter of 2021 and a gain on the sale of the River Club Properties of $55.0 million recognized during the fourth quarter of 2021. Our gain on the sale of investment property for the year ended December 31, 2020 was attributable to a gain on the sale of the Gardens Medical Pavilion of $5.5 million recognized during the first quarter of 2020.

Gain on Sale of Unconsolidated Joint Venture. During the second quarter of 2021 we recognized a gain of $1.5 million in connection with our receipt of the final settlement of our prior participation in the residual interests of Prospect Park. See Note 8 of the Notes to Consolidated Financial Statements for additional information.

Summary of Cash Flows

Operating activities

The net cash provided by operating activities of $10.2 million for the year ended December 31, 2021 consisted primarily of our net income of $77.5 million, depreciation and amortization and amortization of deferred financing costs aggregating $15.8 million and the net change in assets and liabilities of $2.3 million offset by the aggregate gains on the sale of investment property of $82.8 million, the gain on the disposition of unconsolidated joint venture from the settlement of our participation in the residual interests of Prospect Park of $1.5 million and non-cash interest income of $1.2 million.

Investing activities

The net cash used in investing activities of $58.2 million for the year ended December 31, 2021 consisted primarily of the following:

●	net proceeds from the sale of Lakes of Margate of $14.4 million;

●	proceeds received for the final settlement of our prior participation in the residual interests of Prospect Park of $1.5 million;

●	net proceeds from the sale of the River Club Properties of $75.9 million;

●	the acquisition of the BayVue Apartments for $60.5 million;

●	the acquisition of the Citadel Apartments for $68.0 million;

●	payment of $1.1 million to acquire the noncontrolling member’s 7.5% ownership interest in the Lakes of Margate;

●	payment of $10.2 million to acquire the noncontrolling member’s 15.0% ownership interest in the River Club Properties;

●	payment of $3.6 million to acquire the noncontrolling member’s 10.0% ownership interest in Parkside; and

●	capital expenditures of $6.4 million.

Financing activities

The net cash provided by financing activities of $61.8 million for the year ended December 31, 2021 consisted primarily of the following:

●	net proceeds from notes payable of $94.4 million;

●	debt principal payments of $31.4 million;

●	distributions paid to noncontrolling interests of $0.6 million; and

●	redemptions and cancellation of shares of common stock of $0.6 million.

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

Our calculations of FFO and MFFO are presented below (dollars and shares in thousands, except per share amounts):

	For the Year Ended December 31,
Description	2021	2020
Net income	$77,494	$1,183
FFO adjustments:
Depreciation and amortization of real estate assets	14,858	12,227
Gain on disposition of unconsolidated joint venture	(1,457)	-
Gain on sale of investment property	(82,819)	(5,474)
FFO	8,076	7,936
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(1)	-	-
Noncash adjustments:
Gain on forgiveness of debt(3)	(128)	-
Mark-to-market adjustments(2)	(26)	2
Gain on sale of marketable securities(3)	(14)	(63)
MFFO before straight-line rent	7,908	7,875
Straight-line rent(4)	-	(32)
MFFO - IPA recommended format	$7,908	$7,843

Net income	$77,494	$1,183
Less: income attributable to noncontrolling interests	(199)	(1,298)
Net income/(loss) applicable to Company’s common shares	$77,295	$(115)
Net income/(loss) per common share, basic and diluted	$3.83	$(0.01)

FFO	$8,076	$7,936
Less: FFO attributable to noncontrolling interests	(509)	(526)
FFO attributable to Company’s common shares	$7,567	$7,410
FFO per common share, basic and diluted	$0.38	$0.36

MFFO - IPA recommended format	$7,908	$7,843
Less: MFFO attributable to noncontrolling interests	(509)	(520)
MFFO attributable to Company’s common shares	$7,399	$7,323

Weighted average number of common shares outstanding, basic and diluted	20,169	20,741

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our Advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(3)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(4)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

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

Prior to 2012, our board of directors declared distributions on a regular quarterly basis based on daily record dates, portions of which were paid on a monthly basis. During the first quarter of 2012, our board of directors determined to cease regular distributions.

During 2014 and 2015, our board of directors declared a total of $77.1 million, or $3.00 per share of common stock, in special cash distributions, all of which were paid to stockholders during 2014, 2015, and 2016. These special cash distributions were paid with a portion of proceeds from asset sales. No further distributions have been declared or paid since 2016.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of December 31, 2021, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of December 31, 2021, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our principal executive officer and principal financial officer, evaluated, as of December 31, 2021, the effectiveness of our internal control over financial reporting using the criteria established in Internal Control—New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting, as of December 31, 2021, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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

Andreas K. Bremer, 65, has served as one of our independent directors since November 2007 and as Lead Director since June 2017 Mr. Bremer currently serves as President and Chief Executive Officer of International Capital, LLC, a position he has held since 2018. Mr. Bremer joined International Capital as its Chief Financial Officer in October 2002 and became its Executive Vice President in 2005. International Capital specializes in acquisition, disposition, management and administration of commercial investment properties, and Mr. Bremer is responsible for all financial aspects of the company’s operations. Before joining International Capital, Mr. Bremer was the Chief Financial Officer of ATLASwerks®, a leading communication software company in Dallas. He acted as a corporate finance consultant for two years at McKinsey & Co. in both the Dallas and New York offices and served as Vice President of Finance and Treasurer at Paging Network, Inc. Mr. Bremer started his career at COMMERZBANK AG in Germany and spent seven of his 13-year tenure at the company’s New York and Atlanta offices. Mr. Bremer has over 25 years of financial and general management experience with extensive knowledge of corporate finance and commercial lending both in the United States and other countries, particularly Germany and holds a degree as CCIM. Mr. Bremer has served as Chairman of the German International School in Dallas since 2009. He was the Director of the Texas Warburg Chapter of the American Council on Germany in Dallas and, as Knight of Justice, is a member of the Order of St. John. In 2018, Mr. Bremer was appointed Honorary Counsel of the Federal Republic of Germany in Dallas and continues to serve in that capacity. Mr. Bremer received a law degree from the Johannes-Gutenberg University in Mainz, Germany.

Our board of directors has concluded that Mr. Bremer is qualified to serve as one of our directors for reasons including his more than 35 years of financial and general management experience, including international corporate finance and commercial lending. Mr. Bremer has served in various financial management positions and has significant experience in acquisition, disposition, management, and administration of commercial real estate investments. In addition, Mr. Bremer’s international background brings a unique perspective to our board.

Diane S. Detering-Paddison, 62, has served as one of our independent directors since June 2009. Ms. Detering-Paddison serves as President of 4word, www.4wordwomen.org, a not-for-profit organization she founded that connects, leads and supports professional Christian women and enables them to reach their potential. From February 2010 until June 2014, Ms. Detering-Paddison served as Chief Strategy Officer of Cassidy Turley, one of the nation’s largest commercial real estate service providers. Prior to joining Cassidy Turley, Ms. Detering-Paddison served as the Chief Operating Officer of ProLogis, an owner, manager, and developer of distribution facilities, from June 2008 until January 2009. Prior to that, Ms. Detering-Paddison was with CB Richard Ellis and Trammell Crow Company for over 20 years. During her time there, she served as Senior Vice President, Corporate and Investor Client Accounts from April 2001 until December 2004, Chief Operating Officer, Global Services from January 2005 until December 2006, and President, Global Corporate Services - Client Accounts from December 2006 until May 2008. Ms. Detering-Paddison was part of a ten member executive team that managed the merger between Trammell Crow Company and CB Richard Ellis in December 2006. Ms. Detering-Paddison serves on the Salvation Army’s National Advisory Board. Ms. Detering-Paddison is the author of “Work, Love, Pray.” Ms. Detering-Paddison holds a Master of Business Administration degree from the Harvard Graduate School of Business and a Bachelor of Science degree from Oregon State University where she graduated as Valedictorian.

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

Mitchell Hochberg, 69, was appointed Chairman of our Board of Directors on August 31, 2021 and has been our Chief Executive Officer since September 28, 2017. Mr. Hochberg also serves as President and Chief Operating Officer of Lightstone Value Plus REIT I, Inc. (“Lightstone I”), Lightstone Value Plus REIT II, Inc. (“Lightstone II”), Lightstone Value Plus REIT III, Inc. (“Lightstone III”), Lightstone Value Plus REIT IV, Inc. (“Lightstone IV”) and their respective advisors. From October 2014 to the present, Mr. Hochberg has served as President of Lightstone Enterprises. Mr. Hochberg was appointed Chief Executive Officer of Behringer Harvard Opportunity REIT I, Inc. (“BH OPP I”) effective as of September 28, 2017. Prior to joining The Lightstone Group in August 2012, Mr. Hochberg served as principal of Madden Real Estate Ventures from 2007 to August 2012 when it combined with our sponsor. Mr. Hochberg held the position of President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States from early 2006 to early 2007 and prior to that Mr. Hochberg founded Spectrum Communities, a developer of luxury neighborhoods in the northeast of the United States, in 1985 where for 20 years he served as its President and Chief Executive Officer. Mr. Hochberg served on the board of directors of Belmond Ltd from 2009 to April 2019. Additionally, through October 2014 Mr. Hochberg served on the board of directors and as Chairman of the board of directors of Orleans Homebuilders, Inc Mr. Hochberg received his law degree as a Harlan Fiske Stone Scholar from Columbia University School of Law and graduated magna cum laude from New York University College of Business and Public Administration with a Bachelor of Science degree in accounting and finance.

Jeffrey F. Joseph, 80, has served as one of our independent directors since September 2017. Mr. Joseph served as President, Chief Executive Officer and director of Presidential Realty Corporation, a publicly held company focused on the development and ownership of multifamily residential properties, from 1991 until his retirement in 2011. From 1979 to 1991, Mr. Joseph served as a principal of Ivy Properties Ltd. and as General Counsel of Presidential Realty Corporation from 1973 to 1979. Mr. Joseph is Chairman of the Board of Takoda Service Dogs Inc., a charitable organization that provides service dogs to Veterans suffering from PTSD. Mr. Joseph began his career 1967 as an associate with Hughes Hubbard Blair & Reed. Mr. Joseph holds a Bachelor of Arts degree from Cornell University with a major in Economics and a Juris Doctorate degree from Cornell Law School, where he graduated Summa Cum Laude.

Our board of directors has concluded that Mr. Joseph is qualified to serve as one of our directors for reasons including his more than 40 years of real estate industry experience.

David Lichtenstein, 60, was appointed Chairman Emeritus on August 31, 2021 and previously served as one of our directors and Chairman of the Board of Directors from September 2017 through August 31, 2021. Mr. Lichtenstein is Chairman and Chief Executive Officer of our Advisor. Mr. Lichtenstein founded both American Shelter Corporation and Lightstone. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone, directing all aspects of the acquisition, financing and management of a diverse portfolio of multifamily, lodging, retail and industrial properties located in 20 states and Puerto Rico. From June 2004 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Officer of Lightstone I and Chief Executive Officer of Lightstone Value Plus REIT LLC, its advisor. From April 2008 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Offer of Lightstone II and Lightstone Value Plus REIT II LLC, its advisor. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone III, and as Chief Executive Officer of Lightstone Value Plus REIT III LLC, its advisor. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone IV, and as Chief Executive Officer of Lightstone Real Estate Income LLC, its advisor. From October 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Enterprises Limited (“Lightstone Enterprises”). From July 2015 to the present, Mr. Lichtenstein has served as a member of the Board of Directors of the New York City Economic Development Corporation, New York City’s primary economic development vehicle. Mr. Lichtenstein is on the Board of Governors of the Real Estate Board of New York, a Trustee of the Citizens Budget Commission, and is a Member of The Economic Club of New York and the Real Estate Roundtable, and Co-Chair of the Real Estate Capital Policy Advisory Committee. He is also a member of the Brookings Institution’s Economic Studies Council and a trustee of The Touro College and University System and sits on the Board Supervisory Committee for The New York Medical College. Mr. Lichtenstein is a founder of the Friendship House, an organization that provides housing for families of sick children and adults in the Greater New York City area. Mr. Lichtenstein is also a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group, as well as a member of the Board of Directors of Touro College and New York Medical College.

Jeffrey P. Mayer, 65, has served as one of our independent directors since November 2007 and is chairman of our audit committee. Mr. Mayer previously served as a consultant serving the real estate industry and is the owner of Mayer Financial Consulting, LLC and is the firm’s sole employee. This firm was started in 2011 to provide consulting services to individuals and businesses primarily dealing with financial investments and real estate. From 2000 until 2007, Mr. Mayer was the Chief Financial Officer of ClubCorp, Inc., a holding company that owns and operates premier golf and business clubs and destination golf resorts. He previously served as Chief Financial Officer of Bristol Hotels & Resorts in Dallas, a position he held from 1996 until the company’s acquisition by Bass PLC in early 2000. Prior to joining Bristol, he was Corporate Controller at Host Marriott Corporation (formerly Marriott Corporation) and, prior to that, held various senior financial positions at Marriott Corporation. He also serves as a field advocate for, and former treasurer and board member of the Georgia Chapter of The American Foundation for Suicide Prevention. In addition, he has served as the Audit Committee chairman for three other organizations including both profit and not-for-profit entities. He was a board member of the Dallas Children’s Advocacy Center and chairman of its audit committee. A graduate of the College of William & Mary, he began his career as an accountant with Arthur Andersen LLP.

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

Cynthia Pharr Lee, 73, has served as one of our independent directors since November 2007. Ms. Lee was formerly Chairman of Dala Communications and CEO of its predecessor firm, C. Pharr & Company, which provided strategic brand, marketing and public relations services to many real estate, construction, design and other B2B clients. Ms. Pharr Lee also serves as an independent board member of AAA Auto Club of Southern California. From 2016 through 2020, Ms. Pharr Lee served as a member of the board of directors of Darling Ingredients Inc. (DAR-NYSE) and its audit and compensation committees. From 1994 through February 2014, Ms. Pharr Lee served as a member of the board of directors of CEC Entertainment, Inc. (CEC-NYSE) and its audit and compensation committees. A co-founder of Texas Women Ventures Fund, Ms. Pharr Lee serves on the Fund’s Investment Advisory Committee. Ms. Pharr Lee is a former president of Executive Women of Dallas and former national chairman of the Counselor’s Academy of the Public Relations Society of America. From May 1989 through February 1993, Ms. Lee was President and Chief Executive Officer of Tracy Locke/Pharr Public Relations, a division of Omnicom (NYSE). Ms. Lee has earned designation as a Board Leadership Fellow of the National Association of Corporate Directors (NACD) and has also earned the CERT Certificate in Cybersecurity Oversight through a program sponsored by NACD and Carnegie Mellon University. She received her Bachelor of Science degree in English (summa cum laude) and her Master of Arts degree in English from Mississippi State University.

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

Steven Spinola, 73, has served as one of our independent directors since September 2017. Mr. Spinola served as President of the Real Estate Board of New York (“REBNY”) from 1986 and since July 2015 as its President Emeritus. Mr. Spinola is a recipient of the Harry B. Helmsley Distinguished New Yorker Award for a lifetime of achievement in the profession. Before becoming REBNY’s President, Mr. Spinola served as President of the New York City Public Development Corporation (now known as the New York City Economic Development Corporation) from 1983 to 1986. Mr. Spinola currently serves as an independent director on the Board of Directors of Lightstone IV. Mr. Spinola holds a Bachelor of Arts degree from the City College of New York with a concentration in political science and government. He attended the Harvard Business School/Kennedy School of Government Summer Program for Senior Managers in Government.

Our board of directors has concluded that Mr. Spinola is qualified to serve as one of our directors for reasons including his extensive experience in the real estate industry.

Executive Officers

In addition, the following individuals serve as our executive officers:

Mitchell Hochberg for biographical information about Mr. Hochberg, see “Item 10 - Directors.”

Seth Molod, 58, was appointed our Chief Financial Officer and Treasurer August 27, 2018. Mr. Molod also serves as Chief Financial Officer and Treasurer of Lightstone I, Lightstone II, Lightstone III and Lightstone IV. Mr. Molod also serves as the Executive Vice President and Chief Financial Officer of our Sponsor and as the Chief Financial Officer of our Advisor and the advisors of Lightstone I, Lightstone II, Lightstone III and Lightstone IV. Prior to joining The Lightstone Group in August of 2018, Mr. Molod served as an Audit Partner, Chair of Real Estate Services and on the Executive Committee of Berdon LLP, a full service accounting, tax, financial and management advisory firm (“Berdon”). Mr. Molod joined Berdon in 1989. He has extensive experience advising some of the nation’s most prominent real estate owners, developers, managers, and investors in both commercial and residential projects. Mr. Molod has worked with many privately held real estate companies as well as institutional investors, REITs, and other public companies. Mr. Molod is a licensed certified public accountant in New Jersey and New York and a member of the American Institute of Certified Public Accountants. Mr. Molod holds a Bachelor of Business Administration degree in Accounting from Muhlenberg College.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to the Company during and with respect to the fiscal year ended December 31, 2021 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2021.

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

Item 11. Executive Compensation.

Executive Compensation

We do not directly compensate our named executive officers, nor do we reimburse the Advisor for compensation paid to our named executive officers, for services rendered to us. We pay certain management fees to the Advisor to compensate the Advisor for the services it prov]ides in our day-to-day management. In addition, we reimburse certain expenses of the Advisor, including reimbursement for the costs of salaries and benefits of certain of their employees.

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

Director Compensation Table

The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2021:

Name	Fees Earned(1)
David Lichtenstein	$-
Andreas K. Bremer	$104,000
Diane S. Detering-Paddison	$84,000
Jeffrey F. Joseph	$84,000
Steven Spinola	$84,000
Jeffrey P. Mayer	$94,000
Cynthia Pharr Lee	$89,000

(1)	Includes fees earned for services rendered in 2021, regardless of when paid.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee served as an officer or employee of the Company or any of our subsidiaries during the fiscal year ended December 31, 2021 or formerly served as an officer of the Company or any of our subsidiaries. In addition, during the fiscal year ended December 31, 2021, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers or directors serving as a member of our board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of March 15, 2022 regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, each of our executive officers, and our directors and executive officers as a group:

Name of Beneficial Owner(2)	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
David Lichtenstein	—	—
Andreas K. Bremer	—	—
Diane S. Detering-Paddison	—	—
Jeffrey P. Mayer	—	—
Cynthia Pharr Lee	—	—
Steven Spinola	—	—
Jeffrey F. Joseph	—	—
Mitchell Hochberg	—	—
Seth Molod	—	—
All directors and executive officers as a group (nine persons)	—	—

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 15, 2022. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	The address of our directors and officers is c/o Lightstone Value Plus REIT V, Inc., 1985 Cedar Bridge Avenue, Suite 1, Lakewood, New Jersey 08701.

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

Related Party Transactions

Advisor and Property Manager

Our business is externally managed by LSG Development Advisor LLC (the “Advisor”), an affiliate of the Lightstone Group LLC (“Lightstone”) which provides advisory services to us and we have no employees. Lightstone is majority owned by the chairman emeritus of our board of directors, David Lichtenstein. Pursuant to the terms of an advisory agreement and subject to the oversight of our board of directors, the Advisor is responsible for managing our day-to-day affairs and for services related to the management of our assets.

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

Construction Management -

We pay our property manager a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We were not charged any construction management fees for the years ended December 31, 2021 and 2020.

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

For the period June 11, 2019 through June 10, 2020, the Administrative Services Reimbursement was up to $1.31 million. On June 10, 2020, the advisory management agreements were extended an additional year through June 10, 2021. For the period June 11, 2020 through June 10, 2021, the Administrative Services Reimbursement was limited to the lesser of the actual costs incurred or $1.33 million. On June 10, 2021, the advisory management agreements were extended an additional year through June 10, 2022. For the period June 11, 2021 through June 10, 2022, the Administrative Services Reimbursement is limited to the lesser of the actual costs incurred or $1.39 million.

The Administrative Services Reimbursement is payable in four equal quarterly installments within 45 days of the end of each calendar quarter. In addition, under the various advisory management agreements, we reimburse the Advisor for certain due diligence services provided in connection with asset acquisitions and dispositions and debt financings separately from the Administrative Services Reimbursement.

Notwithstanding the fees and cost reimbursements payable to the Advisor pursuant to our advisory management agreement, under our charter we may not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts, or other similar non-cash reserves and excluding any gain from the sale of our assets for that period unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2021 and December 31, 2020, our total operating expenses (including the asset management fee) did not exceed the limit on total operating expenses.

The following table represents the fees incurred associated with the payments to our Advisor for the periods indicated (amounts in thousands):

	For the Years Ended December 31,
	2021	2020
Acquisition fees and acquisition expense reimbursement (1)	$2,196	$764
Debt financing fees (2)	938	656
Property management fees (property operating expenses)	465	468
Administrative services reimbursement (general and administrative costs)	1,358	1,321
Asset management fees (general and administrative costs)	3,006	2,721
Total	$7,963	$5,930

(1)	Capitalized to the corresponding asset and amortized over its estimated useful life.
(2)	Capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan.

As of December 31, 2021, we had a payable to the Advisor and its affiliates of approximately $3,000. As of December 31, 2020, we had no amounts payable to the Advisor and its affiliates.

We are dependent on the Advisor and our property manager for certain services that are essential to us, including asset disposition decisions, property management and leasing services, and other general administrative responsibilities. In the event that these companies were unable to provide us with their respective services, we would be required to obtain such services from other sources.

Advance from Advisor

On March 16, 2020, the Advisor provided an advance of $25.0 million to us that bore interest at a fixed-rate of 5.00%. On March 31, 2020, we repaid $15.0 million of the advance and on June 29, 2020, we repaid the remaining $10.0 million of the advance and aggregate accrued interest of $0.2 million. Approximately $0.2 million of interest expense was incurred on the advance during the year ended December 31, 2020.

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

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm

Our independent public accounting firm is EisnerAmper LLP, Iselin, New Jersey, Auditor Firm ID: 274.

Audit and Non-Audit Fees

The following table presents the aggregate fees billed to us for the years indicated by our principal accounting firm (amounts in thousands):

	For the Year Ended December 31,
	2021	2020
Audit Fees (a)	$356	$354
Tax Fees (b)	65	57
Total Fees	$421	$411

a)	Fees for audit services consisted of the audit of our annual consolidated financial statements, interim reviews of our quarterly consolidated financial statements and services normally provided in connection with statutory and regulatory filings.
b)	Fees for tax services.

Our audit committee considers the provision of these services to be compatible with maintaining the independence of our independent registered accounting firms.

Audit Committee’s Pre-Approval Policies and Procedures

Our audit committee must approve any fee for services to be performed by our independent registered public accounting firm in advance of the service being performed. For proposed projects using the services of our independent registered public accounting firm that are expected to cost under $100,000, our audit committee will be provided information to review and must approve each project prior to commencement of any work. For proposed projects using the services of our independent registered public accounting firm that are expected to cost $100,000 and over, our audit committee will be provided with a detailed explanation of what is being included, and asked to approve a maximum amount for specifically identified services in each of the following categories: (1) audit fees; (2) audit-related fees; (3) tax fees; and (4) all other fees for any services allowed to be performed by the independent registered public accounting firm. If additional amounts are needed, our audit committee must approve the increased amounts prior to the previously approved maximum being reached and before the work may continue. Approval by our audit committee may be made at its regularly scheduled meetings or otherwise, including by telephonic or other electronic communications. We will report the status of the various types of approved services and fees, and cumulative amounts paid and owed, to our audit committee on a regular basis. Our audit committee has considered the independent registered public accounting firm’s non-audit services provided to us and has determined that such services are compatible with maintaining its independence.

Our audit committee approved all of the services provided by, and fees paid to, EisnerAmper LLP during the years ended December 31, 2021 and 2020.

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

Lightstone Value Plus REIT V, Inc.

Dated: March 24, 2022	By:	/s/ MITCHELL HOCHBERG
Mitchell Hochberg
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 24, 2022	/s/ MITCHELL HOCHBERG
Mitchell Hochberg
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

March 24, 2022	/s/ SETH MOLOD
Seth Molod
Chief Financial Officer
(Principal Financial Officer)

March 24, 2022	/s/ JEFFREY F. JOSEPH
Jeffrey F. Joseph
Director

March 24, 2022	/s/ ANDREAS K. BREMER
Andreas K. Bremer
Director

March 24, 2022	/s/ STEVEN SPINOLA
Steven Spinola
Director

March 24, 2022	/s/ JEFFREY P. MAYER
Jeffrey P. Mayer
Director

March 24, 2022	/s/ CYNTHIA PHARR LEE
Cynthia Pharr Lee
Director

March 24, 2022	/s/ DIANE S. DETERING-PADDISON
Diane S. Detering-Paddison
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Value Plus REIT V, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus REIT V, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Investment Property – Indicators of Impairment

As of December 31, 2021, the Company had investment property, net of accumulated depreciation, of approximately $363.0 million. As more fully described in Note 2 to the financial statements, the Company monitors events and changes in circumstances representing triggering events that could indicate that the carrying amounts of the investment property may not be recoverable.  Examples of the types of events and circumstances that would cause management to assess the Company’s investment property for potential impairment include, but are not limited to: a significant decrease in the market price of an asset; a significant adverse change in the manner in which the asset is being used; an accumulation of costs in excess of the acquisition basis plus construction of the property; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers; and changes in the global and local markets or economic conditions.  When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  These projected cash flows reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. In evaluating the Company’s investment property for impairment, management may use appraisals and make estimates and assumptions, including, but not limited to: the projected date of disposition of the properties, the estimated future cash flows of the properties during the Company’s ownership, and the projected sales price of each of the properties.

We identified the evaluation of indicators of impairment as a critical audit matter due to significant judgment by management in identifying indicators of impairment. This in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures to evaluate the reasonableness of management's significant estimates and assumptions related to the impairment evaluation including identifying events and circumstances that exist that would indicate the carrying amount of investment property may not be recoverable.

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

EISNERAMPER LLP

Iselin, New Jersey

March 24, 2022

Lightstone Value Plus REIT V, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	December 31, 2021	December 31, 2020
Assets
Investment property:
Land and improvements	$83,599	$63,873
Building and improvements	316,370	248,079
Furniture, fixtures and equipment	8,952	6,552
Gross investment property	408,921	318,504
Less accumulated depreciation	(45,915)	(50,823)
Net investment property	363,006	267,681

Cash and cash equivalents	24,360	27,078
Marketable securities, available for sale	3,645	3,654
Restricted cash	20,879	4,373
Note receivable, net	13,919	12,794
Prepaid expenses and other assets	5,622	1,604
Assets held for sale	-	24,140
Total Assets	$431,431	$341,324

Liabilities and Stockholders’ Equity
Notes payable, net	$277,530	$212,989
Accounts payable and accrued and other liabilities	8,031	6,530
Liabilities held for sale	-	37,165
Total liabilities	285,561	256,684

Commitments and Contingencies

Stockholders’ Equity:

Company’s stockholders’ equity:
Preferred stock, $.0001 par value per share; 50.0 million shares authorized, none issued and outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value per share; 350.0 million shares authorized, 20.1 and 20.2 million shares issued and outstanding, respectively	2	2
Additional paid-in-capital	171,079	189,216
Accumulated other comprehensive income	13	140
Accumulated deficit	(25,224)	(102,519)
Total Company’s stockholders’ equity	145,870	86,839
Noncontrolling interests	-	(2,199)
Total Stockholders’ Equity	145,870	84,640

Total Liabilities and Stockholders’ Equity	$431,431	$341,324

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Operations and Comprehensive Income

(dollars and shares in thousands, except per share amounts)

	For the Years Ended December 31,
	2021	2020
Rental revenues	$43,134	$39,978

Expenses
Property operating expenses	14,498	13,049
Real estate taxes	5,865	5,454
General and administrative	6,982	6,493
Depreciation and amortization	14,858	12,227
Total operating expenses	42,203	37,223

Operating income	931	2,755

Interest expense, net	(10,640)	(9,644)
Interest income	2,025	1,877
Gain on sale of investment property	82,819	5,474
Gain on sale of unconsolidated joint venture	1,457	-
Other income, net	902	721
Net income	77,494	1,183
Net income attributable to noncontrolling interests	(199)	(1,298)
Net income/(loss) attributable to the Company’s shares	$77,295	$(115)
Weighted average shares outstanding:
Basic and diluted	20,169	20,741
Basic and diluted loss per share	$3.83	$(0.01)
Comprehensive income:
Net income	$77,494	$1,183
Other comprehensive (loss)/income:
Holding (loss)/gain on marketable securities, available for sale	(113)	92
Reclassification adjustment for gain on sale of marketable securities included in net income	(14)	(63)
Total other comprehensive (loss)/income	(127)	29
Comprehensive income	77,367	1,212
Comprehensive income attributable to noncontrolling interest	(199)	(1,298)
Comprehensive income/(loss) attributable to the Company’s shares	$77,168	$(86)

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2021 and 2020

(dollars and shares in thousands)

							Accumulated
					Additional		Other
	Convertible Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interests	Equity
BALANCE, December 31, 2019	1	$-	22,223	$2	$204,912	$(102,404)	$111	$478	$103,099

Net income	-	-	-	-	-	(115)	-	1,298	1,183
Distributions paid to noncontrolling interests	-	-	-	-	-	-	-	(3,975)	(3,975)
Tender of common stock	-	-	(2,030)	-	(15,696)	-	-	-	(15,696)
Other comprehensive income:
Holding gain on marketable securities, available for sale	-	-	-	-	-	-	92	-	92
Reclassification adjustment for gain on sale of marketable securities included in net income	-	-	-	-	-	-	(63)	-	(63)

BALANCE, December 31, 2020	1	$-	20,193	$2	$189,216	$(102,519)	$140	$(2,199)	$84,640

Net income	-	-	-	-	-	77,295	-	199	77,494
Distributions paid to noncontrolling interests	-	-	-	-	-	-	-	(610)	(610)
Acquisition of noncontrolling interests in subsidiaries	-	-		-	(17,524)	-	-	2,610	(14,914)
Tender, redemption and cancellation of common stock	-	-	(65)	-	(613)	-	-	-	(613)
Other comprehensive income:
Holding loss on marketable securities, available for sale	-	-	-	-	-	-	(113)	-	(113)
Reclassification adjustment for gain on sale of marketable securities included in net income	-	-	-	-	-	-	(14)	-	(14)

BALANCE, December 31, 2021	1	$-	20,128	$2	$171,079	$(25,224)	$13	$-	$145,870

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021 and 2020

(dollars in thousands)

	For the Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$77,494	$1,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,858	12,227
Amortization of deferred financing costs	948	600
Gain on sale of unconsolidated joint venture	(1,457)	-
Gain on sale of investment property	(82,819)	(5,474)
Non-cash interest income	(1,170)	(1,746)
Other non-cash adjustments, net	13	(63)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	2,868	(2,795)
(Decrease)/increase in accounts payable and accrued and other liabilities	(556)	1,407
Decrease in payables to related parties	-	(6)
Net cash provided by operating activities	10,179	5,333

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(134,857)	(50,240)
Purchase of marketable securities	(1,267)	(1,456)
Proceeds from sale of marketable securities	1,162	3,390
Funding of note receivable, net	-	(625)
Proceeds from sale of unconsolidated joint venture	1,457	-
Acquisition of noncontrolling interests in subsidiaries	(14,914)	-
Proceeds from sale of investment property, net of closing costs	90,252	23,673
Net cash used in investing activities	(58,167)	(25,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	97,433	65,620
Payments on notes payable	(31,440)	(12,939)
Proceeds from advance from advisor	-	25,000
Payments on advance from advisor	-	(25,000)
Payment of loan fees and expenses	(2,994)	(1,584)
Tender, redemption and cancellation of common stock	(613)	(15,696)
Distributions paid to noncontrolling interests	(610)	(3,975)
Net cash provided by financing activities	61,776	31,426

Net change in cash, cash equivalents and restricted cash	13,788	11,501
Cash, cash equivalents and restricted cash, beginning of year	31,451	19,950
Cash, cash equivalents and restricted cash, end of year	$45,239	$31,451

Supplemental cash flow information for the years indicated is as follows:
Cash paid for interest, net of amounts capitalized	$9,565	$8,997
Holding loss/gain on marketable securities, available for sale	$127	$29
Capital expenditures for real estate in accrued liabilities and accounts payable	$85	$42
Debt assumed by buyer in connection with disposition of investment property	$35,700	$-

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

1. Business and Organization

Business

Lightstone Value Plus REIT V, Inc. which was formerly known as Lightstone Value Plus Real Estate Investment Trust V, Inc. before August 31, 2021 (which may be referred to as the “Company,” “we,” “us,” or “our”), was organized as a Maryland corporation on January 9, 2007 and has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes.

The Company was formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, the Company has focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. The Company has acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily. The Company has purchased existing, income-producing properties, and newly-constructed properties. The Company has also invested in other real estate-related investments such as mortgage and mezzanine loans. The Company intends to hold the various real properties in which it has invested until such time as its board of directors determines that a sale or other disposition appears to be advantageous to achieve the Company’s investment objectives or until it appears that the objectives will not be met. The Company currently has one operating segment. As of December 31, 2021, the Company had eight wholly owned real estate investments (multi-family apartment complexes) and one real estate-related investment (mezzanine loan).

Substantially all of the Company’s business is conducted through Lightstone REIT V OP LP, a limited partnership organized in Delaware (the “Operating Partnership”). As of December 31, 2021, the Company’s wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner. As of December 31, 2021, the Company’s wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

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

Organization

In connection with the Company’s initial capitalization, the Company issued 22,500 shares of its common stock and 1,000 shares of its convertible stock to the Company’s previous advisor on January 19, 2007. The 1,000 shares of convertible stock were transferred to an affiliate of Lightstone on February 10, 2017 and remain outstanding. As of December 31, 2021, the Company had 20.1 million shares of common stock outstanding.

The Company’s common stock is not currently listed on a national securities exchange. The timing of a liquidity event for the Company’s stockholders will depend upon then prevailing market conditions and the Company’s board of directors’ assessment of the Company’s investment objectives and liquidity options for the Company’s stockholders. Currently, the Company’s board of directors has targeted June 30, 2028 for the commencement of a liquidity event. However, the Company can provide no assurances as to the actual timing of the commencement of a liquidity event for its stockholders or the ultimate liquidation of the Company. Furthermore, the Company will seek stockholder approval prior to liquidating its entire portfolio.

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

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods believed to be used by market participants. The value of buildings are generally depreciated over estimated useful lives ranging up to 39 years using the straight-line method.

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

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in its consolidated statements of cash flows:

	December 31,
	2021	2020
Cash and cash equivalents	$24,360	$27,078
Restricted cash	20,879	4,373
Total cash, cash equivalents and restricted cash	$45,239	$31,451

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

An impairment charge is recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration and severity of any decline in fair value below the Company’s amortized cost basis, any adverse changes in the financial condition of the issuers’ and its intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. As of December 31, 2021 and 2020, the Company did not recognize any impairment charges.

Lightstone Value Plus REIT V, Inc.
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

During the years ended December 31, 2021 and 2020, the Company did not record any impairment charges.

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

Lightstone Value Plus REIT V, Inc.
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

To maintain its qualification as a REIT, the Company may engage in certain activities through wholly-owned taxable REIT subsidiaries (“TRSs”). As such, the Company may be subject to U.S. federal and state income and franchise taxes from these activities.

As of December 31, 2021 and 2020, the Company had no material uncertain income tax positions. Additionally, even if the Company continues to qualify as a REIT, it may still be subject to some U.S. federal, state and local taxes on its income and property and to U.S. federal income taxes and excise taxes on its undistributed income.

Concentration of Credit Risk

At December 31, 2021 and 2020, the Company had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. The Company has diversified its cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Noncontrolling Interest

Noncontrolling interest represents the noncontrolling member’s share of the equity in certain of the Company’s consolidated real estate investments. Income and losses are allocated to noncontrolling interest holders based generally on their ownership percentage. In certain instances, the Company’s joint venture agreements provide for liquidating distributions based on achieving certain return metrics (“promoted interest”) and if a property reaches a defined return threshold, then it will result in distributions to the noncontrolling member which differs from the standard pro-rata allocation percentage. Additionally, if the Company acquires a noncontrolling member’s ownership interest, the acquisition is accounted for as an equity transaction with any difference between the contractual purchase price paid and the carrying value of the noncontrolling member’s interest recorded to additional paid in capital.

Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, net (loss) income per share is calculated by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the applicable period.

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

COVID-19 Pandemic

The World Health Organization declared COVID-19 a global pandemic on March 11, 2020 and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, the continuing COVID-19 pandemic remains highly unpredictable and dynamic and its ultimate duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, the ongoing administration and ultimate effectiveness of vaccines, including booster shots, and the eventual timeline to achieve a sufficient level of herd immunity among the general population. Accordingly, the ongoing COVID-19 pandemic may have negative effects on the health of the U.S. economy for the foreseeable future.

As of December 31, 2021, the Company’s consolidated portfolio of properties consisted of eight multi-family apartment complexes. Its multi-family properties have not been significantly impacted by the COVID-19 pandemic and their occupancy levels, rental rates and rental collections have remained stable. Additionally, the Company’s note receivable is collateralized by a 10-unit condominium development project located in New York City (the “Condominium Project”), which has been subject to similar restrictions and risks. To date, both the Condominium Project and the Company’s note receivable have not been significantly impacted by the COVID-19 pandemic.

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

3. New Accounting Pronouncements

In June 2016, the FASB issued new guidance which replaces the incurred loss impairment methodology currently in use with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this standard will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

4. Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities:

	As of December 31, 2021
Debt securities:	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate and Government Bonds	$3,634	$47	$(36)	$3,645

	As of December 31, 2020
Debt securities:	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate and Government Bonds	$3,515	$140	$(1)	$3,654

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

The fair values of the Company’s investments in debt securities are measured using quoted prices for these investments; however, the markets for these assets are not active. As of December 31, 2021 and 2020, all of the Company’s debt securities were classified as Level 2 assets and there were no transfers between the level classifications during the year ended December 31, 2021.

The following table summarizes the estimated fair value of the Company’s investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of December 31, 2021
Due in 1 year	$659
Due in 1 year through 5 years	2,849
Due in 5 years through 10 years	137
Due after 10 years	-
Total	$3,645

Lightstone Value Plus REIT V, Inc.
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

As of December 31, 2021 and 2020, management estimated that the carrying value of cash and cash equivalents, restricted cash, note receivable, prepaid expenses and other assets and accounts payable and accrued and other liabilities were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.

The fair value of the notes payable is categorized as a Level 2 in the fair value hierarchy. The fair value was estimated using a discounted cash flow analysis valuation on the estimated borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2021 and 2020.

Carrying amounts of the Company’s notes payable and the related estimated fair value are as follows:

	As of December 31, 2021		As of December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable	$282,375	$287,194	$216,382	$219,625

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

6. Real Estate Properties

The following table presents certain information about the Company’s wholly owned and consolidated real estate properties as of December 31, 2021:

Property Name	Description	Location	Date Acquired	Ownership Interest
Arbors Harbor Town	Multifamily	Memphis, Tennessee	December 20, 2011	100%
Parkside Apartments (“Parkside”)	Multifamily	Sugar Land, Texas	August 8, 2013	100%
Flats at Fishers	Multifamily	Fishers, Indiana	November 30, 2017	100%
Axis at Westmont	Multifamily	Westmont, Illinois	November 27, 2018	100%
Valley Ranch Apartments	Multifamily	Ann Arbor, Michigan	February 14, 2019	100%
Autumn Breeze Apartments	Multifamily	Noblesville, Indiana	March 17, 2020	100%
BayVue Apartments	Multifamily	Tampa, Florida	July 7, 2021	100%
Citadel Apartments	Multifamily	Houston, Texas	October 6, 2021	100%

Acquisition Activities

Year Ended December 31, 2021

Acquisition of BayVue Apartments

On July 7, 2021, the Company completed the acquisition of a 368-unit multifamily property located in Tampa, Florida (the “BayVue Apartments”), from an unrelated third party for a contractual purchase price of $59.5 million, excluding closing and other acquisition related costs. The acquisition was funded with $44.3 million of initial proceeds from a mortgage financing (see Note 9 for additional information) and $15.2 million of cash on hand, including escrowed funds released by a qualified intermediary. In connection with the acquisition, the Company paid the Advisor an aggregate of $1.0 million in acquisition fees and acquisition expense reimbursements.

The Company determined this acquisition was an asset acquisition and allocated the total purchase price, including closing and other acquisition related costs, to the assets acquired based on their relative fair value. Approximately $12.7 million was allocated to land and improvements, $43.5 million was allocated to building and improvements, $1.3 million was allocated to furniture and fixtures and $3.0 million was allocated to in-place lease intangibles.

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

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Acquisition of Citadel Apartments

On October 6, 2021, the Company acquired a 293-unit multifamily property located in Houston, Texas (the “Citadel Apartments”), from an unrelated third party for a contractual purchase price of $66.0 million, excluding closing and other acquisition related costs. The acquisition was funded with $38.0 million of initial proceeds from mortgage financings (see Note 9 for additional information) and $28.0 million of cash on hand. In connection with the acquisition, the Company paid the Advisor an aggregate of $1.2 million in acquisition fees and acquisition expense reimbursements.

The Company determined this acquisition was an asset acquisition and allocated the total purchase price, including closing and other acquisition related costs, to the assets acquired based on their relative fair value. Approximately $13.6 million was allocated to land and improvements, $48.3 million was allocated to building and improvements, $2.6 million was allocated to furniture and fixtures and $3.5 million was allocated to in-place lease intangibles.

The capitalization rate for the acquisition of the Citadel Apartments was approximately 3.63%. The Company calculates the capitalization rate for a real property by dividing the net operating income (“NOI”) of the property by the purchase price of the property, excluding costs. For purposes of this calculation, NOI was based upon the twelve months ended September 30, 2021. Additionally, NOI is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

Acquisition of Noncontrolling Interest in Parkside

On December 30, 2021, the Company acquired the noncontrolling member’s 10.0% ownership interest in Parkside for $3.6 million and recorded the $3.7 million difference between the contractual purchase price and the carrying value of the noncontrolling member’s interest to additional paid in capital. As a result, the Company now owns 100% of Parkside.

Year Ended December 31, 2020

Acquisition of Autumn Breeze Apartments

On March 17, 2020, the Company completed the acquisition of a 280-unit multifamily property located in Noblesville, Indiana (the “Autumn Breeze Apartments”) from an unrelated third party for a contractual purchase price of approximately $43.0 million, excluding closing and other related transaction costs. The acquisition was initially funded with cash on hand and the Company subsequently obtained mortgage financing (see Note 9 for additional information). In connection with the acquisition, the Company paid the Advisor an aggregate of $0.8 million in acquisition fees and acquisition expense reimbursements.

The Company determined this acquisition was an asset acquisition and allocated the total purchase price, including acquisition fees and expenses, to the assets acquired based on their relative fair value. Approximately $7.2 million was allocated to land and improvements, $36.0 million was allocated to building and improvements, and $0.6 million was allocated to in-place lease intangibles.

Dispositions Activities

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

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Year Ended December 31, 2021

Held for Sale and Disposition of Lakes of Margate

During the fourth quarter of 2020, the Company’s majority owned and consolidated 280-unit multifamily property located in Margate, Florida (the “Lakes of Margate”) met the criteria to be classified as held for sale and therefore, its associated assets and liabilities were classified as held for sale in the consolidated balance sheet as of December 31, 2020.

The following summary presents the major components of the Lakes of Margate’s assets and liabilities held for sale, of as December 31, 2020.

As of
December 31, 2020
Net investment property	$21,308
Other assets	2,832
Total assets held for sale	$24,140

Note payable, net	$35,136
Accounts payable and accrued expenses	2,029
Total liabilities held for sale	$37,165

On March 17, 2021, the Company completed the disposition of the Lakes of Margate for a contractual sales price of $50.8 million to an unrelated third party (the “Lakes of Margate Buyer”). At closing, the Lakes of Margate Buyer paid $15.1 million and assumed the existing mortgage loan secured by the Lakes of Margate Loan with an outstanding principal balance of $35.7 million (see Note 9). Additionally, on March 17, 2021, the Company paid $1.1 million for the 7.5% membership interest held in the Lakes of Margate by the minority owner and recorded the $2.1 million difference between the contractual purchase price and the carrying value of the noncontrolling member’s interest to additional paid in capital. As a result, at the time of the completion of the sale of the Lakes at Margate it was wholly owned by the Company. In connection with the disposition of the Lakes of Margate, the Company recognized a gain on sale of investment property of $27.8 million during the first quarter of 2021.

Disposition of the River Club Properties

On December 22, 2021, the Company completed the disposition of the River Club Apartments and the Townhomes at River Club, two student housing complexes with a total of 1,134 beds (collectively, the “River Club Properties”) located in Athens, Georgia, for a contractual sales price of $77.3 million to an unrelated third party. In connection with the transaction, the Company repaid in full the existing outstanding mortgage indebtedness of $30.4 million secured by the River Club Properties (see Note 9). Additionally, on December 20, 2021, the Company paid $10.2 million for the 15.0% membership interest held in the River Club Properties by the minority owner and recorded the $11.7 million difference between the contractual purchase price and the carrying value of the noncontrolling member’s interest to additional paid in capital. As a result, at the time of the completion of the sale of the River Club Properties it was wholly owned by the Company. In connection with the disposition of the River Club Properties, the Company recognized a gain on the sale of investment property of $55.0 million during the fourth quarter of 2021.

Year Ended December 31, 2020

Held for Sale and Disposition of the Gardens Medical Pavilion

During the fourth quarter of 2019, the Company’s majority owned and consolidated Gardens Medical Pavilion located in Palm Beach Gardens, Florida met the criteria to be classified as held for sale and therefore, its associated assets and liabilities were classified as held for sale in the consolidated balance sheet as of December 31, 2019.

Subsequently on January 15, 2020, the Company and the noncontrolling member completed the disposition of the Gardens Medical Pavilion for a contractual sales price of $24.3 million to an unrelated third party. In connection with the transaction, the Company repaid in full the existing mortgage indebtedness of $12.6 million (see Note 9) and $1.8 million of the proceeds were distributed to the noncontrolling member. In connection with the disposition of the Gardens Medical Pavilion, the Company recognized a gain on the sale of investment property of $5.5 million during the first quarter of 2020.

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

7. Note Receivable

500 West 22nd Street Mezzanine Loan

On February 28, 2019, the Company, as the lender, and an unrelated third party (the “500 West 22nd Street Mezzanine Loan Borrower”), as the borrower, entered into a loan promissory note (the “500 West 22nd Street Mezzanine Loan”) pursuant to which the Company would fund up to $12.0 million of mezzanine financing. On the same date, the Company funded $8.0 million of the 500 West 22nd Street Mezzanine Loan. Through a serious of subsequent draws, the remaining $4.0 million of the 500 West 22nd Street Mezzanine Loan was fully funded by the end of the first quarter of 2020.

The 500 West 22nd Street Mezzanine Loan is recorded in note receivable, net on the consolidated balance sheet. In connection with the fundings made for the 500 West 22nd Street Mezzanine Loan, the Advisor received an aggregate of approximately $0.2 million in acquisition fees from the Company. The acquisition fees were accounted for as an addition to the carrying value of the 500 West 22nd Street Mezzanine Loan and were amortized as a reduction to interest income over the initial term of the 500 West 22nd Street Mezzanine Loan using a straight-line method that approximates the effective interest method.

The 500 West 22nd Street Mezzanine Loan had an initial maturity date of August 31, 2021, with two six-month extension options, subject to satisfaction of certain conditions, and is collateralized by the ownership interests of the 500 West 22nd Street Mezzanine Loan Borrower. However, as a result of the exercise of both of the two six-month extension options, the maturity date has been extended to September 1, 2022. The 500 West 22nd Street Mezzanine Loan Borrower owns a parcel of land located at 500 West 22nd Street, New York, New York on which it is developing and constructing the Condominium Project. At the onset of the COVID-19 pandemic, the Borrower’s construction activities related to the Condominium Project were temporarily suspended due to restrictions on certain non-essential construction activities imposed by New York City. However, construction activities fully resumed in early May 2020 and the Condominium Project is now substantially complete.

The 500 West 22nd Street Mezzanine Loan bears interest at a rate of LIBOR+11.0% per annum with a floor of 13.493% (13.493% as of December 31, 2021).

In connection with the initial funding under the 500 West 22nd Street Mezzanine Loan, the Company retained $2.1 million of the proceeds to establish a reserve for interest and other items, which was presented in the consolidated balance sheets as a direct deduction from the carrying value of the 500 West 22nd Street Mezzanine Loan and was applied against the first 8.0% of monthly interest due during the initial term of the 500 West 22nd Street Mezzanine Loan. Through December 31, 2021, the entire $2.1 million reserve has been recognized as interest income. The additional monthly interest due above the 8.0% threshold is added to the principal balance of the 500 West 22nd Street Mezzanine Loan and payable at maturity. As of December 31, 2021, $1.9 million of additional interest due is included in the principal balance of the 500 West 22nd Street Mezzanine Loan. During the years ended December 31, 2021 and 2020, the Company recorded approximately $1.8 million and $1.7 million, respectively, of interest income related to the note receivable. As of December 31, 2021, the outstanding principal balance of the 500 West 22nd Street Mezzanine Loan was $13.9 million.

8. Investment in Unconsolidated Joint Venture

The Company previously participated in the residual interests of a mezzanine financing made to an unrelated third-party entity, which it accounted for in accordance with the equity method of accounting. The third-party entity owned an apartment complex located in Denver, Colorado (“Prospect Park”) which was sold to a third-party buyer in December 2017 and the carrying value of the Company’s unconsolidated investment was subsequently reduced to zero during the first quarter of 2018. On May 10, 2021, the Company received an additional payment of $1.5 million in full settlement related to its prior participation in the residual interests of Prospect Park and recognized a gain on sale of unconsolidated joint venture of $1.5 million during the second quarter of 2021.

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

9. Notes Payable

The following table sets forth information as of the date indicated for the Company’s notes payable, excluding certain mortgage debt associated with properties that were classified as held for sale:

Property	Interest Rate	Weighted Average Interest Rate as of December 31, 2021	Maturity Date	Amount Due at Maturity	As of December 31, 2021	As of December 31, 2020
River Club Properties	(Repaid in full on December 22, 2021)				$-	$30,359

Arbors Harbor Town	4.53%	4.53%	January 1, 2026	$29,000	29,000	29,000

Arbors Harbor Town Supplemental	3.52%	3.52%	January 1, 2026	5,379	5,842	-

Parkside	4.45%	4.45%	June 1, 2025	15,782	16,974	17,289

Axis at Westmont	4.39%	4.39%	February 1, 2026	34,343	37,100	37,600

Valley Ranch Apartments	4.16%	4.16%	March 1, 2026	43,414	43,414	43,414

Flats at Fishers	3.78%	3.78%	July 1, 2026	26,090	28,592	28,800

Flats at Fishers Supplemental	3.85%	3.85%	July 1, 2026	8,366	9,150	-

Autumn Breeze Apartments	3.39%	3.39%	April 1, 2030	25,518	29,920	29,920

BayVue Apartments	LIBOR + 3.10% (floor 3.10%)	3.10%	July 9, 2024	44,383	44,383	-

Citadel Apartments Senior	LIBOR + 1.50% (floor 1.60%)	1.60%	October 11, 2024	30,400	30,400	-

Citadel Apartments Junior	LIBOR + 8.75% (floor 8.85%)	8.85%	October 11, 2024	7,600	7,600	-

Total notes payable		3.79%		$270,275	282,375	216,382

Less: Deferred financing costs					(4,845)	(3,393)

Total notes payable, net					$277,530	$212,989

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Citadel Apartments

On October 6, 2021, the Company entered into a non-recourse mortgage loan facility for up to $39.2 million (the “Citadel Apartments Senior Mortgage”). At closing, $30.4 million of proceeds were initially advanced under the Citadel Apartments Senior Mortgage. The Citadel Apartments Senior Mortgage requires monthly interest-only payments through its maturity date and bears interest at LIBOR+1.50% subject to a 1.60% floor. Simultaneously, on October 6, 2021, the Company also entered into a non-recourse mortgage loan facility for up to $9.8 million (the “Citadel Apartments Junior Mortgage” and together with the Citadel Apartments Senior Mortgage, the “Citadel Apartments Mortgages”). At closing, $7.6 million of proceeds were initially advanced under the Citadel Apartments Junior Mortgage. The Citadel Apartments Junior Mortgage requires monthly interest-only payments through its maturity date and bears interest at LIBOR+8.75%, subject to a 8.85% floor.

The Citadel Apartments Mortgages initially mature on October 11, 2024, with two one-year extension options, subject to the satisfaction of certain conditions, and are collateralized by the Citadel Apartments, while the Citadel Apartments Junior Mortgage is subordinate to the Citadel Apartments Senior Mortgage. In connection with the acquisition of the Citadel Apartments, an aggregate $38.0 million was initially funded under the Citadel Apartments Mortgages and the Company paid the balance of the purchase price of $28.0 million with cash. In connection with the Citadel Apartments Mortgages, the Company paid the Advisor an aggregate of $0.5 million in debt financing fees. As of December 31, 2021, the aggregate outstanding principal balance and remaining availability under the Citadel Apartment Mortgages were $38.0 million and $11.0 million, respectively. All of the remaining availability of $11.0 million under the Citadel Apartment Mortgages was subsequently advanced to the Company in January 2022.

BayVue Apartments

On July 7, 2021, the Company entered into a non-recourse mortgage loan facility for up to $52.2 million (the “BayVue Apartments Mortgage”) scheduled to initially mature on July 9, 2024, with two, one-year extension options, subject to the satisfaction of certain conditions. The BayVue Apartments Mortgage requires monthly interest-only payments through its maturity date and bears interest at LIBOR+3.10% subject to a 3.10% floor. The BayVue Apartments Mortgage is collateralized by the BayVue Apartments. In connection with the BayVue Apartments Mortgage, the Company paid the Advisor $0.3 million in debt financing fees. As of December 31, 2021, the outstanding principal balance and remaining availability under the BayVue Apartments Mortgage was $44.4 million and $7.8 million, respectively. The remaining availability may be drawn for certain capital improvements to the property pursuant to the loan agreement.

Autumn Breeze Apartments

On March 31, 2020, the Company entered into a 10-year $29.9 million non-recourse mortgage loan (the “Autumn Breeze Apartments Loan”) scheduled to mature on April 1, 2030. The Autumn Breeze Apartments Loan bears interest at 3.39% and requires monthly interest-only payments through June 30, 2023 and monthly principal and interest payments of approximately $0.1 million thereafter, through its stated maturity. The Autumn Breeze Apartments Loan is collateralized by the Autumn Breeze Apartments. In connection with the Autumn Breeze Apartments Loan, the Company paid the Advisor $0.3 million in debt financing fees.

Flats as Fishers

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

On August 16, 2021, the Company entered into a non-recourse subordinated mortgage loan for $9.2 million (the “Flats at Fisher Supplemental Mortgage”) scheduled to mature on July 1, 2026. The Flats at Fisher Supplemental Mortgage requires monthly payments of interest and principal of $43 through its maturity date and bears interest at 3.85%. The Flats at Fisher Supplemental Mortgage is collateralized with a subordinated interest in the Flats at Fisher. In connection with the Flats at Fisher Supplemental Mortgage, the Company paid the Advisor $0.1 million in debt financing fees.

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Valley Ranch Apartments

On February 14, 2019, the Company entered into the Valley Ranch Mortgage scheduled to mature on March 1, 2026. The Valley Ranch Mortgage bears interest at 4.16% and requires monthly interest-only payments through its stated maturity. The Valley Ranch Mortgage is collateralized by the Valley Ranch Apartments.

Arbor Harbors Town

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

On September 30, 2021, the Company entered into a non-recourse subordinated mortgage loan for $5.9 million (the “Arbors Harbor Town Supplemental Mortgage”) scheduled to mature on January 1, 2026. The Arbors Harbor Town Supplemental Mortgage requires monthly payments of interest and principal of $26 through its maturity date and bears interest at 3.52%. The Arbors Harbor Town Supplemental Mortgage is collateralized with a subordinated interest in the Arbors Harbor Town. In connection with the Arbors Harbor Town Supplemental Mortgage, the Company paid the Advisor $0.1 million in debt financing fees.

Axis at Westmont

On November 27, 2018, the Company assumed an existing non-recourse mortgage loan (the “Axis at Westmont Mortgage”) in the amount of $37.6 million. The Axis at Westmont Mortgage is collateralized by the Axis at Westmont, bears interest at a fixed annual rate of 4.39% and required monthly interest only payments until March 1, 2021 and monthly principal and interest payments of $0.2 million thereafter. Any unpaid principal and interest is due on the maturity date, February 1, 2026. The Company has the right to prepay the entire outstanding amount of the loan provided that if prepayment is made prior to November 1, 2025, a prepayment premium is required.

Parkside

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

River Club Properties

On May 1, 2018, the Company entered into a seven-year non-recourse mortgage loan (the “River Club Mortgage”) in the amount of $30.4 million. The River Club Mortgage bore interest at LIBOR+1.78% and required monthly interest-only payments. The River Club Mortgage was cross-collateralized by the River Club Properties. In connection with the disposition of the River Club Properties on December 21, 2021, the River Club Mortgage was repaid in full.

The following table provides information with respect to the contractual maturities and scheduled principal repayments of the Company’s indebtedness as of December 31, 2021.

	2022	2023	2024	2025	2026	Thereafter	Total
Principal maturities	$1,740	$2,191	$84,844	$18,138	$147,729	$27,733	$282,375
Less: deferred financing costs							(4,845)
Total notes payable, net							$277,530

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Notes Payable included in Liabilities Held for Sale

Lakes of Margate Loan

On June 26, 2020, the Company and its noncontrolling member entered into a $35.7 million non-recourse mortgage loan (the “Lakes of Margate Loan”) scheduled to mature on July 1, 2030. The Lakes of Margate Loan bore interest at LIBOR+2.98% and required monthly interest-only payments. The Lakes of Margate Loan was collateralized by the Lakes of Margate. In connection with the Lakes of Margate Loan, the Company paid the Advisor 0.4 million in debt financing fees. Additionally, approximately $1.4 million of the financing proceeds were distributed to the noncontrolling member.

As of December 31, 2020, the Lakes of Margate met the criteria to be classified as held for sale and therefore, its associated assets and liabilities, which included the Lakes of Margate Loan, were classified as held for sale in the consolidated balance sheet as of December 31, 2020. In connection with the disposition of the Lakes of Margate on March 17, 2021, the Lakes of Margate Buyer assumed the existing Lakes of Margate Loan with an outstanding principal balance of $35.7 million.

Gardens Medical Pavilion

On June 28, 2018, the Company and the noncontrolling member entered into a three-year non-recourse mortgage loan (the “Gardens Medical Mortgage”) in the amount of $13.0 million. The Gardens Medical Mortgage bore interest at LIBOR+1.90% and required monthly interest and principal payments through its stated maturity. The Gardens Medical Mortgage was collateralized by the Gardens Medical Pavilion.

Prior to its disposition, the Gardens Medical Pavilion met the criteria to be classified as held for sale and therefore, its associated assets and liabilities, which included the Gardens Medical Mortgage, were classified as held for sale in the consolidated balance sheet as of December 31, 2019. In connection with the disposition of the Gardens Medical Pavilion on January 15, 2020, the Garden Medical Mortgage was repaid in full.

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

11. Stockholders’ Equity

Capitalization

As of December 31, 2021, the Company’s authorized capital was 350,000,000 shares of common stock, 50,000,000 shares of preferred stock, and 1,000 shares of convertible stock. All shares of such stock have a par value of $.0001 per share.

As of December 31, 2021, the Company had issued 20.1 million shares of its common stock, including 2.2 million shares previously issued through its distribution reinvestment plan, which was terminated on April 3, 2012. As of December 31, 2021, the Company had 1,000 shares of convertible stock held by an affiliate of Lightstone.

Lightstone Value Plus REIT V, Inc.
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

Lightstone Value Plus REIT V, Inc.
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

In accordance with the SRP, the per share redemption price automatically adjusted to $12.91 effective November 11, 2021 as a result of the determination and approval by the Company’s board of directors of the updated estimated NAV per Share.

During the year ended December 31, 2021 the Company redeemed 65,029 shares of common stock, pursuant to the SRP at an average price per share of $9.42 per share.

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

The Company did not make any distributions to its stockholders during the years ended December 31, 2021 and 2020.

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

12. Related Party Transactions

Advisor and Property Manager

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

The Company has agreements with the Advisor and its affiliate to pay certain fees in exchange for services performed by these entities and other related parties. These agreements have one-year terms and currently extend through June 10, 2022. The Company is dependent on the Advisor and its affiliates for certain services that are essential to us, including asset disposition decisions, property management and leasing services, and other general administrative responsibilities. In the event that these companies were unable to provide the Company with their respective services, it would be required to obtain such services from other sources.

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

Lightstone Value Plus REIT V, Inc.
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

Construction Management -

The Company pays its property manager a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of the Company or its affiliates. The Company was not charged any construction management fees for the years ended December 31, 2021 and 2020.

Asset Management -

The Company pays the Advisor a monthly asset management fee of one-twelfth of 0.7% of the value of each asset. The value of the Company’s assets is the value as determined in connection with the establishment and publication of an estimated net asset value (“NAV”) per share unless the asset was acquired after the Company’s publication of a NAV per share (in which case the value of the asset will be the contractual purchase price of the asset).

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

For the period June 11, 2019 through June 10, 2020, the Administrative Services Reimbursement was up to $1.31 million. On June 10, 2020, the advisory management agreements were extended an additional year through June 10, 2021. For the period June 11, 2020 through June 10, 2021, the Administrative Services Reimbursement was limited to the lesser of the actual costs incurred or $1.33 million. On June 10, 2021, the advisory management agreements were extended an additional year through June 10, 2022. For the period June 11, 2021 through June 10, 2022, the Administrative Services Reimbursement is limited to the lesser of the actual costs incurred or $1.39 million.

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

Notwithstanding the fees and cost reimbursements payable to the Advisor pursuant to the Company’s advisory management agreement, under the Company’s charter the Company may not reimburse the Advisor for any amount by which the Company’s operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of the Company’s average invested assets, or (ii) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts, or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period unless a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2021 and 2020, the Company’s total operating expenses (including the asset management fee) did not exceed the limit on total operating expenses.

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table represents the fees incurred associated with the payments to the Advisor for the periods indicated:

	For the Years Ended December 31,
	2021	2020
Acquisition fees and acquisition expense reimbursement (1)	$2,196	$764
Debt financing fees (2)	938	656
Property management fees (property operating expenses)	465	468
Administrative services reimbursement (general and administrative costs)	1,358	1,321
Asset management fees (general and administrative costs)	3,006	2,721
Total	$7,963	$5,930

(1)	Capitalized to the corresponding asset and amortized over its estimated useful life.

(2)	Capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan.

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

As of December 31, 2021, the Company had a payable to the Advisor and its affiliates of approximately $3. As of December 31, 2020, the Company had no amounts payable to the Advisor and its affiliates.

****

EXHIBIT INDEX

Exhibit No.	Description
3.1	Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Form 10-Q on November 14, 2012)
3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 24, 2017)
3.3	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 9, 2017)
3.4	Second Amendment to Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 3, 2021)
3.5	Amendment to Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on September 3, 2021)
4.1	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 28, 2013)
4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to Form 10-K filed on March 25, 2021)
21.1*	List of Subsidiaries
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
101*	The following financial statements from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 24, 2022, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed or furnished herewith.
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.