Form 10-Q
period 2022-03-31
Lightstone Value Plus REIT V, Inc.
filed 2022-05-13
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 8, 2022, the Registrant had approximately 20.1 million shares of common stock outstanding.

LIGHTSTONE VALUE PLUS REIT V, INC.

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Investment property:
Land and improvements	$83,687	$83,599
Building and improvements	317,966	316,370
Furniture, fixtures and equipment	9,111	8,952
Gross investment property	410,764	408,921
Less accumulated depreciation	(49,189)	(45,915)
Net investment property	361,575	363,006

Cash and cash equivalents	37,775	24,360
Marketable securities, available for sale	3,490	3,645
Restricted cash	20,054	20,879
Note receivable, net	12,559	13,919
Prepaid expenses and other assets	4,652	5,690
Total Assets	$440,105	$431,499

Liabilities and Stockholders’ Equity
Notes payable, net	$288,675	$277,598
Accounts payable and accrued and other liabilities	7,381	8,031
Total liabilities	296,056	285,629

Commitments and Contingencies

Stockholders’ Equity:

Company’s stockholders’ equity:
Preferred stock, $.0001 par value per share; 50.0 million shares authorized, none issued and outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value per share; 350.0 million shares authorized, 20.1 million shares issued and outstanding	2	2
Additional paid-in capital	170,764	171,079
Accumulated other comprehensive (loss)/income	(114)	13
Accumulated deficit	(26,603)	(25,224)
Total stockholders’ equity	144,049	145,870

Total Liabilities and Stockholders’ Equity	$440,105	$431,499

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Operations and Comprehensive Income

(dollars and shares in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Rental revenues	$11,206	$10,287

Expenses
Property operating expenses	3,247	3,177
Real estate taxes	1,728	1,471
General and administrative	1,818	1,653
Depreciation and amortization	4,919	2,910
Total operating expenses	11,712	9,211

Operating (loss)/income	(506)	1,076

Interest expense, net	(3,114)	(2,453)
Interest income	509	483
Gain on sale of investment property	-	27,825
Mark to market adjustment on derivative financial instruments	618	-
Income tax benefit	776	-
Other income, net	338	181
Net (loss)/income	(1,379)	27,112
Net income attributable to noncontrolling interests	-	(77)
Net (loss)/income attributable to the Company’s shares	$(1,379)	$27,035
Weighted average shares outstanding:
Basic and diluted	20,110	20,193
Basic and diluted (loss)/income per share	$(0.07)	$1.34
Comprehensive (loss)/income:
Net (loss)/income	$(1,379)	$27,112
Other comprehensive loss:
Holding loss on marketable securities, available for sale	(123)	(42)
Reclassification adjustment for gain on sale of marketable securities included in net (loss)/income	(4)	(8)
Total other comprehensive loss	(127)	(50)
Comprehensive (loss)/income:	(1,506)	27,062
Comprehensive income attributable to noncontrolling interest	-	(77)
Comprehensive (loss)/income attributable to the Company’s shares	$(1,506)	$26,985

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars and shares in thousands)

(unaudited)

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interests	Equity
BALANCE, December 31, 2020	1	$-	20,193	$2	$189,216	$140	$(102,519)	$(2,199)	$84,640

Net income	-	-	-	-	-	-	27,035	77	27,112
Distributions paid to noncontrolling interest holders	-	-	-	-	-	-	-	(244)	(244)
Acquisition of noncontrolling interest in a subsidiary	-	-	-	-	(2,128)	-	-	1,042	(1,086)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	-	-	(42)	-	-	(42)
Reclassification adjustment for gain on sale of marketable securities included in net income	-	-	-	-	-	(8)	-	-	(8)
BALANCE, March 31, 2021	1	$-	20,193	$2	$187,088	$90	$(75,484)	$(1,324)	$110,372

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
BALANCE, December 31, 2021	1	$-	20,128	$2	$171,079	$13	$(25,224)	$145,870

Net loss	-	-	-	-	-	-	(1,379)	(1,379)
Redemption and cancellation of common stock	-	-	(24)	-	(315)	-	-	(315)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	-	-	(123)	-	(123)
Reclassification adjustment for gain on sale of marketable securities included in net loss	-	-	-	-	-	(4)	-	(4)
BALANCE, March 31, 2022	1	$-	20,104	$2	$170,764	$(114)	$(26,603)	$144,049

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(1,379)	$27,112
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	4,919	2,910
Amortization of deferred financing fees	352	167
Gain on sale of investment property	-	(27,825)
Mark to market adjustment on derivative financial instruments	(618)	-
Non-cash interest income	(192)	(447)
Other non-cash adjustments	(4)	(13)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other assets	5	3,120
Decrease in accounts payable and accrued and other liabilities	(671)	(1,976)
Increase in payables to related parties	-	4
Net cash provided by operating activities	2,412	3,052

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(1,822)	(1,056)
Purchases of marketable securities	(457)	(457)
Proceeds from sale of marketable securities	489	476
Proceeds from repayment of note receivable	1,552	-
Acquisition of noncontrolling interest	-	(1,086)
Proceeds from sale of investment property, net of closing costs	-	14,364
Net cash (used in)/provided by investing activities	(238)	12,241

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	11,186	-
Payments on notes payable	(442)	(140)
Payment of loan fees and expenses	(13)	-
Redemption and cancellation of common stock	(315)	-
Distributions to noncontrolling interest holders	-	(244)
Net cash provided by/(used in) financing activities	10,416	(384)

Net change in cash, cash equivalents and restricted cash	12,590	14,909
Cash, cash equivalents and restricted cash, beginning of year	45,239	31,451
Cash, cash equivalents and restricted cash, end of period	$57,829	$46,360

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$3,080	$2,287
Debt assumed by buyer in connection with disposition of investment property	$-	$35,700
Capital expenditures for investment property in accrued liabilities and accounts payable	$95	$51
Holding loss on marketable securities, available for sale	$127	$50

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$37,775	$27,040
Restricted cash	20,054	19,320
Total cash, cash equivalents and restricted cash	$57,829	$46,360

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

Lightstone REIT V, together with its subsidiaries is collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns refers to Lightstone REIT V or the Company as required by the context in which any such pronoun is used.

The Company was formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, the Company has focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. The Company has acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily. The Company has purchased existing, income-producing properties, and newly-constructed properties. The Company has also invested in other real estate-related investments such as mortgage and mezzanine loans. The Company intends to hold the various real properties in which it has invested until such time as its board of directors determines that a sale or other disposition appears to be advantageous to achieve the Company’s investment objectives or until it appears that the objectives will not be met. The Company currently has one operating segment. As of March 31, 2022, the Company had eight wholly owned real estate investments (multi-family apartment complexes) and one real estate-related investment (mezzanine loan).

Substantially all of the Company’s business is conducted through Lightstone REIT V OP LP, a limited partnership organized in Delaware (the “Operating Partnership”). As of March 31, 2022, the Company’s wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner. As of March 31, 2022, the Company’s wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

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

Organization

In connection with the Company’s initial capitalization, the Company issued 22,500 shares of its common stock and 1,000 shares of its convertible stock to the Company’s previous advisor on January 19, 2007. The 1,000 shares of convertible stock were transferred to an affiliate of Lightstone on February 10, 2017 and remain outstanding. As of March 31, 2022, the Company had 20.1 million shares of common stock outstanding.

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

Acquisition of Noncontrolling Member’s Ownership Interest (Lakes of Margate)

On March 17, 2021, the Company acquired the noncontrolling member’s 7.5% ownership interest in the Lakes of Margate for $1.1 million and as a result, owned 100% of the Lakes of Margate, which was subsequently sold (see Note 5).

2.	Summary of Significant Accounting Policies

Interim Unaudited Financial Information

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2022. The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of Lightstone Value Plus REIT V, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

The consolidated balance sheet as of December 31, 2021 included herein has been derived from the consolidated balance sheet included in the Company’s Annual Report on Form 10-K.

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

Interest Rate Cap Contracts

The Company utilizes derivative financial instruments to reduce interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes. The Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. Changes in fair value of those instruments are reported in the consolidated statements of operations.

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

During 2015, the Company recorded an aggregate provision for income tax of $2.7 million representing estimated foreign income tax due as a result of the sale of two foreign investments, Alte Jakobstraße and Holstenplatz. During the first quarter of 2022, the Company recorded an income tax benefit consisting of a refund of foreign income tax of $0.8 million.

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

As of March 31, 2022, the Company’s consolidated portfolio of properties consisted of eight multi-family apartment complexes. Its multi-family properties have not been significantly impacted by the COVID-19 pandemic and their occupancy levels, rental rates and rental collections have remained stable. Additionally, the Company’s note receivable is collateralized by a 10-unit condominium development project located in New York City (the “Condominium Project”), which has been subject to similar restrictions and risks. To date, both the Condominium Project and the Company’s note receivable have not been significantly impacted by the COVID-19 pandemic.

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

500 West 22nd Street Mezzanine Loan

On February 28, 2019, the Company, as the lender, and an unrelated third party (the “500 West 22nd Street Mezzanine Loan Borrower”), as the borrower, entered into a loan promissory note (the “500 West 22nd Street Mezzanine Loan”) pursuant to which the Company funded $12.0 million of mezzanine financing. On the same date, the Company initially funded $8.0 million of the 500 West 22nd Street Mezzanine Loan and subsequently, through a series of draws, the remaining $4.0 million of the 500 West 22nd Street Mezzanine Loan was fully funded by the end of the first quarter of 2020.

The 500 West 22nd Street Mezzanine Loan bears interest at a rate of LIBOR+11.0% per annum with a floor of 13.493% (13.493% as of March 31, 2022) and had an initial maturity date of August 31, 2021, with two six-month extension options, subject to satisfaction of certain conditions, and is collateralized by the ownership interests of the 500 West 22nd Street Mezzanine Loan Borrower. However, as a result of the exercise of both of the two six-month extension options, the maturity date has been extended to September 1, 2022.

The 500 West 22nd Street Mezzanine Loan Borrower has developed and constructed the Condominium Project located at 500 West 22nd Street, New York, New York, which is substantially complete. During the three months ended March 31, 2022, the 500 West 22nd Street Mezzanine Loan Borrower repaid $1.6 million of the 500 West 22nd Street Mezzanine Loan from the proceeds of the sale of condominium units.

In connection with the initial funding under the 500 West 22nd Street Mezzanine Loan, the Company retained $2.1 million of the proceeds to establish a reserve for interest and other items, which was presented in the consolidated balance sheets as a direct deduction from the carrying value of the 500 West 22nd Street Mezzanine Loan and was applied against the first 8.0% of monthly interest due during the initial term of the 500 West 22nd Street Mezzanine Loan. Through March 31, 2022, the entire $2.1 million reserve has been recognized as interest income. The additional monthly interest due above the 8.0% threshold is added to the principal balance of the 500 West 22nd Street Mezzanine Loan and payable at maturity. As of March 31, 2022, $2.1 million of additional interest due was added to the principal balance of the 500 West 22nd Street Mezzanine Loan. The 500 West 22nd Street Mezzanine Loan is recorded in note receivable, net on the consolidated balance sheets. During the three months ended March 31, 2022 and 2021, the Company recorded approximately $0.5 million and $0.4 million, respectively, of interest income related to the note receivable. As of March 31, 2022, the outstanding principal balance of the 500 West 22nd Street Mezzanine Loan was $12.6 million.

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

As of March 31, 2022 and December 31, 2021, management estimated that the carrying value of cash and cash equivalents, restricted cash, note receivable, prepaid expenses and other assets and accounts payable and accrued and other liabilities were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.

The fair value of the notes payable is categorized as a Level 2 in the fair value hierarchy. The fair value was estimated using a discounted cash flow analysis valuation on the estimated borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2022 and December 31, 2021. Carrying amounts of our notes payable and the related estimated fair value is summarized as follows:

	As of March 31, 2022		As of December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable	$293,119	$296,499	$282,375	$287,194

5.	Real Estate Properties

The following table presents certain information about the Company’s wholly owned and consolidated multifamily real estate properties as of March 31, 2022:

Property Name	Location	Date Acquired
Arbors Harbor Town	Memphis, Tennessee	December 20, 2011
Parkside Apartments (“Parkside”)	Sugar Land, Texas	August 8, 2013
Flats at Fishers	Fishers, Indiana	November 30, 2017
Axis at Westmont	Westmont, Illinois	November 27, 2018
Valley Ranch Apartments	Ann Arbor, Michigan	February 14, 2019
Autumn Breeze Apartments	Noblesville, Indiana	March 17, 2020
BayVue Apartments	Tampa, Florida	July 7, 2021
Citadel Apartments	Houston, Texas	October 6, 2021

Acquisition Activities

Acquisition of BayVue Apartments

On July 7, 2021, the Company completed the acquisition of a 368-unit multifamily property located in Tampa, Florida (the “BayVue Apartments”), from an unrelated third party for a contractual purchase price of $59.5 million, excluding closing and other acquisition related costs. The acquisition was funded with $44.3 million of initial proceeds from a mortgage financing (see Note 7 for additional information) and $15.2 million of cash on hand, including escrowed funds released by a qualified intermediary. In connection with the acquisition, the Company paid the Advisor an aggregate of $1.0 million in acquisition fees and acquisition expense reimbursements.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Acquisition of Citadel Apartments

On October 6, 2021, the Company acquired a 293-unit multifamily property located in Houston, Texas (the “Citadel Apartments”), from an unrelated third party for a contractual purchase price of $66.0 million, excluding closing and other acquisition related costs. The acquisition was funded with $38.0 million of initial proceeds from mortgage financings (see Note 7 for additional information) and $28.0 million of cash on hand. In connection with the acquisition, the Company paid the Advisor an aggregate of $1.2 million in acquisition fees and acquisition expense reimbursements.

Acquisition of Noncontrolling Interest in Parkside

On December 30, 2021, the Company acquired the noncontrolling member’s 10.0% ownership interest in Parkside for $3.6 million and recorded the $3.7 million difference between the contractual purchase price and the carrying value of the noncontrolling member’s interest to additional paid-in capital. As a result, the Company now owns 100% of Parkside.

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

Disposition of Lakes of Margate

On March 17, 2021, the Company completed the disposition of the Lakes of Margate for a contractual sales price of $50.8 million to an unrelated third party (the “Lakes of Margate Buyer”). At closing, the Lakes of Margate Buyer paid $15.1 million and assumed the existing mortgage loan secured by the Lakes of Margate Loan with an outstanding principal balance of $35.7 million. Additionally, on March 17, 2021, the Company paid $1.1 million for the 7.5% membership interest held in the Lakes of Margate by the minority owner and recorded the $2.1 million difference between the contractual purchase price and the carrying value of the noncontrolling member’s interest to additional paid-in capital. As a result, at the time of the completion of the sale of the Lakes at Margate it was wholly owned by the Company. In connection with the disposition of the Lakes of Margate, the Company recognized a gain on sale of investment property of $27.8 million during the first quarter of 2021.

Disposition of the River Club Properties

On December 22, 2021, the Company completed the disposition of the River Club Apartments and the Townhomes at River Club, two student housing complexes with a total of 1,134 beds (collectively, the “River Club Properties”) located in Athens, Georgia, for a contractual sales price of $77.3 million to an unrelated third party. In connection with the transaction, the Company repaid in full the existing outstanding mortgage indebtedness of $30.4 million secured by the River Club Properties. Additionally, on December 20, 2021, the Company paid $10.2 million for the 15.0% membership interest held in the River Club Properties by the minority owner and recorded the $11.7 million difference between the contractual purchase price and the carrying value of the noncontrolling member’s interest to additional paid-in capital. As a result, at the time of the completion of the sale of the River Club Properties it was wholly owned by the Company. In connection with the disposition of the River Club Properties, the Company recognized a gain on the sale of investment property of $55.0 million during the fourth quarter of 2021.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

6.	Marketable Securities, Derivative Financial Instruments and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of March 31, 2022
Debt securities:	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate and Government Bonds	$3,605	$9	$(124)	$3,490

	As of December 31, 2021
Debt securities:	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate and Government Bonds	$3,634	$47	$(36)	$3,645

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of March 31, 2022, the Company did not recognize any impairment charges.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of March 31, 2022
Due in 1 year	$725
Due in 1 year through 5 years	2,673
Due in 5 years through 10 years	92
Due after 10 years	-
Total	$3,490

Derivative Financial Instruments

The Company has entered into two interest rate cap contracts with unrelated financial institutions in order to reduce the effect of interest rate fluctuations or risk of certain real estate investment’s interest expense on its variable rate debt. The Company is exposed to credit risk in the event of non-performance by the counterparty to these financial instruments. Management believes the risk of loss due to non-performance to be minimal.

The Company is accounting for the interest rate cap contracts as economic hedges, marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the interest rate cap contracts in the consolidated statements of operations.

For the three months ended March 31, 2022, the Company recorded an unrealized gain of $0.6 million in the consolidated statement of operations representing the change in the fair value of these economic hedges during such period.

The two interest rate cap contracts have an aggregate notional amount of $52.2 million and $49.0 million, respectively, mature on July 15, 2023 and October 11, 2023 and effectively cap LIBOR at 2.50% and 2.00%, respectively. The aggregate fair value of the interest rate cap contracts was $0.6 million as of March 31, 2022 and is included in prepaid expenses and other assets on the consolidated balance sheet. (See Note 7 for additional information.)

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

The fair values of the Company’s investments in debt securities are measured using quoted prices for these investments; however, the markets for these assets are not active. The fair values of the Company’s interest rate cap contracts are measured using other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of March 31, 2022, all of the Company’s debt securities and interest rate cap contracts were classified as Level 2 assets and there were no transfers between the level classifications during the three months ended March 31, 2022.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

7.	Notes Payable

Notes payable consists of the following:

Property	Interest Rate	Weighted Average Interest Rate as of March 31, 2022	Maturity Date	Amount Due at Maturity	As of March 31, 2022	As of December 31, 2021
Arbors Harbor Town	4.53%	4.53%	January 1, 2026	$29,000	$29,000	$29,000

Arbors Harbor Town Supplemental	3.52%	3.52%	January 1, 2026	5,379	5,814	5,842

Parkside	4.45%	4.45%	June 1, 2025	15,782	16,890	16,974

Axis at Westmont	4.39%	4.39%	February 1, 2026	34,343	36,943	37,100

Valley Ranch Apartments	4.16%	4.16%	March 1, 2026	43,414	43,414	43,414

Flats at Fishers	3.78%	3.78%	July 1, 2026	26,090	28,460	28,592

Flats at Fishers Supplemental	3.85%	3.85%	July 1, 2026	8,366	9,109	9,150

Autumn Breeze Apartments	3.39%	3.39%	April 1, 2030	25,518	29,920	29,920

BayVue Apartments	LIBOR + 3.10% (floor 3.10%)	3.23%	July 9, 2024	44,569	44,569	44,383

Citadel Apartments Senior	LIBOR + 1.50% (floor 1.60%)	1.60%	October 11, 2024	39,200	39,200	30,400

Citadel Apartments Junior	LIBOR + 8.75% (floor 8.85%)	8.85%	October 11, 2024	9,800	9,800	7,600

Total notes payable		3.78%		$281,461	293,119	282,375

Less: Deferred financing costs					(4,444)	(4,777)

Total notes payable, net					$288,675	$277,598

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

The Citadel Apartments Mortgages initially mature on October 11, 2024, with two one-year extension options, subject to the satisfaction of certain conditions, and are collateralized by the Citadel Apartments, while the Citadel Apartments Junior Mortgage is subordinate to the Citadel Apartments Senior Mortgage. In connection with the acquisition of the Citadel Apartments, an aggregate $38.0 million was initially funded under the Citadel Apartments Mortgages and the Company paid the balance of the purchase price of $28.0 million with cash. In connection with the Citadel Apartments Mortgages, the Company paid the Advisor an aggregate of $0.5 million in debt financing fees. All of the remaining availability of $11.0 million under the Citadel Apartment Mortgages was subsequently advanced to the Company in January 2022 and as of March 31, 2022, the aggregate outstanding principal balance under the Citadel Apartment Mortgages was $49.0 million.

In connection with the Citadel Apartment Mortgages, the Company has entered into an interest rate cap agreement pursuant to which the LIBOR rate will be capped at 2.00% (up to $49.0 million) through October 11, 2023.

BayVue Apartments

On July 7, 2021, the Company entered into a non-recourse mortgage loan facility for up to $52.2 million (the “BayVue Apartments Mortgage”) scheduled to initially mature on July 9, 2024, with two, one-year extension options, subject to the satisfaction of certain conditions. The BayVue Apartments Mortgage requires monthly interest-only payments through its maturity date and bears interest at LIBOR+3.10% subject to a 3.10% floor. The BayVue Apartments Mortgage is collateralized by the BayVue Apartments. In connection with the BayVue Apartments Mortgage, the Company paid the Advisor $0.3 million in debt financing fees. As of March 31, 2022, the outstanding principal balance and remaining availability under the BayVue Apartments Mortgage was $44.6 million and $7.6 million, respectively. The remaining availability may be drawn for certain capital improvements to the property pursuant to the loan agreement.

In connection with the BayVue Apartments Mortgage, the Company has entered into an interest rate cap agreement pursuant to which the LIBOR rate will be capped at 2.50% (up to $52.2 million) through July 15, 2023.

The following table provides information with respect to the contractual maturities and scheduled principal repayments of the Company’s indebtedness as of March 31, 2022.

	2022	2023	2024	2025	2026	Thereafter	Total
Principal maturities	$1,298	$2,191	$96,031	$18,138	$147,729	$27,732	$293,119

Less: deferred financing costs							(4,444)

Total notes payable, net							$288,675

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

8.	Stockholders’ Equity

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

Effective March 25, 2021, the Company’s board of directors reopened the SRP solely for redemptions submitted in connection with a stockholder’s death and set the price for all such purchases to $9.42, which was 100% of the estimated NAV per Share as of September 30, 2020. Deaths that occurred subsequent to January 1, 2020 are eligible for consideration. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by the Company within one year of the stockholder’s date of death for consideration.

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

For the three months ended March 31, 2022, the Company repurchased 24,419 shares of common stock, pursuant to its SRP at an average price per share of $12.91 per share.

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

The Company did not make any distributions to its stockholders during the three months ended March 31, 2022 and 2021.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

9.	Related Party Transactions

The Company has agreements with the Advisor and its affiliate to pay certain fees in exchange for services performed by these entities and other related parties. These agreements have a one-year term and currently extend through June 30, 2022. The Company is dependent on the Advisor and its affiliates for certain services that are essential to it, including asset disposition decisions, property management and leasing services, and other general administrative responsibilities. In the event that these companies were unable to provide the Company with their respective services, the Company would be required to obtain such services from other sources.

The following table represents the fees incurred associated with the payments to the Company’s Advisor and its affiliates for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
Property management fees (property operating expenses)	$117	$118
Administrative services reimbursement (general and administrative costs)	347	333
Asset management fees (general and administrative costs)	868	695
Total	$1,332	$1,146

10.	Commitments and Contingencies

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

●	market and economic challenges experienced by the U.S. and global economies or real estate industry as a whole and the local economic conditions in the markets in which our investments are located. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; such as recession, political upheaval or uncertainty, terrorism and acts of war, natural and man-made disasters, cybercrime, and outbreaks of contagious diseases;

●	uncertainties regarding the impact of the current COVID-19 pandemic, and restrictions and other measures intended to prevent its spread on our business and the economy generally;

●	the availability of cash flow from operating activities for distributions, if any;

●	conflicts of interest arising out of our relationships with our advisor and its affiliates;

●	our ability to retain our executive officers and other key individuals who provide advisory and property management services to us;

●	our level of debt and the terms and limitations imposed on us by our debt agreements;

●	the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

●	the effect of the phase-out of the London Interbank Offered Rate, or LIBOR, as a variable rate debt benchmark and the transition to a different benchmark interest rate,

●	our ability to make accretive investments in a diversified portfolio of assets;

●	future changes in market factors that could affect the ultimate performance of any development or redevelopment projects, including but not limited to construction costs, plan or design changes, schedule delays, availability of construction financing, performance of developers, contractors and consultants and growth in rental rates and operating costs;

●	our ability to secure leases at favorable rental rates;

●	our ability to sell our assets at a price and on a timeline consistent with our investment objectives;

●	impairment charges;

●	unfavorable changes in laws or regulations impacting our business, our assets or our key relationships; and

●	factors that could affect our ability to qualify as a real estate investment trust.

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

Executive Overview

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who were distressed or faced time-sensitive deadlines. In addition, our opportunistic and value-add investment strategy has included investments in real estate-related assets that present opportunities for higher current income. Since inception, we have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily. We have purchased existing, income-producing properties and newly constructed properties. We have also invested in mortgage and mezzanine loans. We have made our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. As of March 31, 2022, our investments included eight wholly owned multi-family apartment complexes and a note receivable. All of our current investments are located in the United States. We currently intend to hold our various real properties until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

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

As of March 31, 2022, our consolidated portfolio of properties consisted of eight wholly owned multi-family apartment complexes. Our multi-family properties have not been significantly impacted by the COVID-19 pandemic and their occupancy levels, rental rates and rental collection have remained stable. Additionally, our note receivable is collateralized by a condominium development project located in New York City (the “Condominium Project”), which has been subject to similar restrictions and risks. To date, both the Condominium Project and our note receivable have not been significantly impacted by the COVID-19 pandemic.

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

Liquidity and Capital Resources

We had cash and cash equivalents of $37.8 million, marketable securities, available for sale of $3.5 million and restricted cash of $20.1 million as of March 31, 2022. Our principal demands for funds going forward are expected to be for the payment of (a) operating expenses, including capital expenditures, and (b) scheduled debt service on our outstanding indebtedness. We also may, at our discretion, use funds for (a) tender offers and/or redemptions of shares of our common stock, (b) distributions, if any, to our shareholders, and (c) selective acquisitions and/or real estate-related investments. Generally, we expect to meet our cash needs with our cash and cash equivalents on hand along with our cash flow from operations, the release of certain funds held in restricted cash, the remaining availability on certain of our mortgage loans and the repayment of our outstanding note receivable. However, to the extent that these sources are not sufficient to cover our cash needs, we may also use proceeds from additional borrowings and/or selective asset sales to fund such needs.

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

Results of Operations

As of March 31, 2022, we had eight wholly owned real estate investments (multi-family apartment complexes) and one real estate-related investment (mezzanine loan).

The tables below reflect occupancy and effective monthly rental rates for our operating properties owned as of March 31, 2022:

	Occupancy		Effective Monthly Rent per Unit(1)
	As of March 31,		As of March 31,
Property	2022	2021	2022	2021
Arbors Harbor Town	95%	96%	$1,519	$1,367
Parkside	97%	98%	$1,307	$1,197
Flats at Fishers	94%	95%	$1,391	$1,220
Axis at Westmont	93%	95%	$1,325	$1,177
Valley Ranch Apartments	94%	95%	$1,541	$1,463
Autumn Breeze Apartments	94%	95%	$1,249	$1,076
BayVue Apartments (2)	95%	N/A	$1,196	N/A
Citadel Apartments (3)	94%	N/A	$1,631	N/A

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.
(2)	The BayVue Apartments were acquired on July 7, 2021.
(3)	The Citadel Apartments were acquired on October 6, 2021.

On July 7, 2021 we acquired the BayVue Apartments and on October 6, 2021 we acquired the Citadel Apartments (collectively, the “2021 Acquisitions”).

On March 17, 2021 we disposed of the Lakes of Margate and on December 22, 2021 we disposed of the River Club Properties (collectively, the “2021 Dispositions”).

The Dispositions did not qualify to be reported as discontinued operations since they did not represent a strategic shift that had a major effect on our operations and financial results. Accordingly, the operating results of the Dispositions are reflected in our results from continuing operations for all periods presented through their dates of disposition.

Three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

The following table provides summary information about our results of operations (dollars in thousands):

	Three Months Ended March 31,		Increase/	Percentage	Change due to	Change due to	Change due to Same
	2022	2021	(Decrease)	Change	Acquisitions(1)	Dispositions(2)	Store(3)
Rental revenues	$11,206	$10,287	$919	9.0%	$2,857	$(2,674)	$736
Property operating expenses	3,247	3,177	70	2.0%	927	(973)	116
Real estate taxes	1,728	1,471	257	17.0%	537	(304)	24
General and administrative	1,818	1,653	165	10.0%	35	(67)	197
Depreciation and amortization	4,919	2,910	2,009	69.0%	2,475	(388)	(78)
Interest expense, net	3,114	2,453	661	27.0%	933	(88)	(184)

Notes:

(1)	Represents the effect on our operating results for the periods indicated resulting from the 2021 Acquisitions.
(2)	Represents the effect on our operating results for the periods indicated resulting from the 2021 Dispositions.
(3)	Represents the change for the three months ended March 31, 2022 compared to the same period in 2021 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Our results for Same Store properties for the three months ended March 31, 2022 and 2021 include Arbors Harbor Town, Parkside, Flats at Fishers, Axis at Westmont, the Valley Ranch Apartments and the Autumn Breeze Apartments.

The following table reflects total rental revenues and total property operating expenses for the three months ended March 31, 2022 and 2021 for: (i) our Same Store properties, (ii) the 2021 Acquisitions and (iii) the 2021 Dispositions (dollars in thousands):

	Three Months Ended March 31,
Description	2022	2021	Change
Rental Revenues:
Same Store	$8,349	$7,613	$736
Acquisitions	2,857	-	2,857
Dispositions	-	2,674	(2,674)
Total rental revenues	$11,206	$10,287	$919

Property operating expenses:
Same Store	$2,374	$2,258	$116
Acquisitions	927	-	927
Dispositions	(54)	919	(973)
Total property and hotel operating expenses	$3,247	$3,177	$70

Revenues Rental revenues for the three months ended March 31, 2022 were $11.2 million, an increase of $0.9 million, compared to $10.3 million for the same period in 2021. Excluding the effect of our acquisition and disposition activities, our rental revenues increased by $0.7 million for our Same Store properties during the 2021 period as a result of the higher average monthly rent per unit partially offset by slightly lower occupancy.

Property Operating Expenses Property operating expenses were $3.2 million for both the three months ended March 31, 2022 and 2021. Excluding the effect of our acquisition and disposition activities, our property operating expenses increased by $0.1 million for our Same Store properties.

Real Estate Taxes Real estate taxes for the three months ended March 31, 2022 were $1.7 million, an increase of $0.2 million, compared to $1.5 million for the same period in 2021. Excluding the effect of our acquisition and disposition activities, real estate taxes were unchanged for our Same Store properties.

General and Administrative Expenses General and administrative expenses for the three months ended March 31, 2022 were $1.8 million, an increase of $0.1 million, compared to $1.7 million for the same period in 2021. Excluding the effect of our acquisition and disposition activities, our general and administrative expenses increased by $0.2 million for our Same Store properties.

Depreciation and Amortization Depreciation and amortization expense for the three months ended March 31, 2022 was $4.9 million, an increase of $2.0 million, compared to $2.9 million for the same period in 2021. Excluding the effect of our acquisition and disposition activities, depreciation and amortization expenses decreased slightly by $0.1 million for our Same Store properties.

Interest Expense, Net Interest expense for the three months ended March 31, 2022 was $3.1 million, an increase of $0.6 million, compared to $2.5 million for the same period in 2021. Excluding the effect of our acquisition and disposition activities, interest expense decreased by $0.2 million for our Same Store properties.

Mark to Market Adjustment on Derivative Financial Instruments During the three months ended March 31, 2022, we recorded positive mark to market adjustments on derivative financial instruments of $0.6 million. These mark to market adjustments represented the change in the fair value of our interest rate cap contracts during this period.

Income Tax Benefit During 2015, we recorded an aggregate provision for income tax of approximately $2.7 million representing estimated foreign income tax due as a result of the sale of two foreign investments, Alte Jakobstraße and Holstenplatz. During the first quarter of 2022, we recorded an income tax benefit consisting of a refund of foreign income tax of $0.8 million.

Related Party Transactions

We have agreements with the Advisor and its affiliate to pay certain fees in exchange for services performed by these entities and other related parties. These agreements have one-year terms and currently extend through June 30, 2022. We are dependent on the Advisor and its affiliates for certain services that are essential to us, including asset disposition decisions, property management and leasing services, and other general administrative responsibilities. In the event that these companies were unable to provide us with their respective services, we would be required to obtain such services from other sources.

The following table represents the fees incurred associated with the payments to our Advisor and its affiliates for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
Property management fees (property operating expenses)	$117	$118
Administrative services reimbursement (general and administrative costs)	347	333
Asset management fees (general and administrative costs)	868	695
Total	$1,332	$1,146

Summary of Cash Flows

Operating activities

The net cash provided by operating activities of $2.4 million for the three months ended March 31, 2022 consisted primarily of our net loss of $1.4 million, positive mark to market adjustments on derivative financial instruments and non-cash interest income of $0.8 million and the net change in assets and liabilities of $0.7 million offset by depreciation and amortization and amortization of deferred financing costs aggregating $5.3 million.

Investing activities

The net cash used in investing activities of $0.2 million for the three months ended March 31, 2022 consists primarily of the following:

●	net proceeds from the repayment of note receivable of $1.6 million; and

●	capital expenditures of $1.8 million.

Financing activities

The net cash provided by financing activities of $10.4 million for the three months ended March 31, 2022 consists primarily of the following:

●	net proceeds from notes payable of $11.2 million;

●	debt principal payments of $0.4 million; and

●	redemptions and cancellation of common stock of $0.3 million.

LIBOR

The Citadel Apartments Mortgages and the BayVue Apartments Mortgage are indexed to LIBOR. In late 2021, it was announced LIBOR interest rates will cease publication altogether by June 30, 2023. We have and intend to continue to incorporate relatively standardized replacement rate provisions into our LIBOR-indexed debt documents, including a spread adjustment mechanism designed to equate to the current LIBOR “all in” rate. There is significant uncertainty with respect to the implementation of the phase out and what alternative indexes will be adopted which will ultimately be determined by the market as a whole. It therefore remains uncertain how such changes will be implemented and the effects such changes would have on us and the financial markets generally.

One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt. The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of March 31, 2022 (dollars in thousands).

Contractual Obligations	2022	2023	2024	2025	2026	Thereafter	Total
Mortgage Payable	$1,298	$2,191	$96,031	$18,138	$147,729	$27,732	$293,119
Interest Payments(1)	8,544	11,373	10,441	7,617	2,842	3,245	44,062
Total Contractual Obligations	$9,842	$13,564	$106,472	$25,755	$150,571	$30,977	$337,181

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month LIBOR rate as of March 31, 2022 was used.

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

Our calculations of FFO and MFFO are presented below (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended March 31,
Description	2022	2021
Net (loss)/income	$(1,379)	$27,112
FFO adjustments:
Depreciation and amortization of real estate assets	4,919	2,910
Gain on sale of investment property	-	(27,825)
FFO	3,540	2,197
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(1)	-	-
Noncash adjustments:
Mark to market adjustments(2)	(618)	(2)
Non-recurring gain from extinguishment/sale of debt, derivatives or securities holdings(3)	(4)	(8)
MFFO before straight-line rent	2,918	2,187
Straight-line rent(4)	-	-
MFFO - IPA recommended format	$2,918	$2,187

Net (loss)/income	$(1,379)	$27,112
Less: income attributable to noncontrolling interests	-	(77)
Net (loss)/income applicable to Company’s common shares	$(1,379)	$27,035
Net (loss)/income per common share, basic and diluted	$(0.07)	$1.34

FFO	$3,540	$2,197
Less: FFO attributable to noncontrolling interests	-	(150)
FFO attributable to Company’s common shares	$3,540	$2,047
FFO per common share, basic and diluted	$0.18	$0.10

MFFO - IPA recommended format	$2,918	$2,187
Less: MFFO attributable to noncontrolling interests	-	(150)
MFFO attributable to Company’s common shares	$2,918	$2,037

Weighted average number of common shares outstanding, basic and diluted	20,110	20,193

1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
3)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
4)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

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

Our critical accounting policies and estimates have not changed significantly from the discussion found in the Management Discussion and Analysis and Results of Operations in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of March 31, 2022, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control-New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of March 31, 2022, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

LIGHTSTONE VALUE PLUS REIT V, INC.

Date: May 13, 2022	By:	/s/ Mitchell C. Hochberg
Mitchell C. Hochberg
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed on May 13, 2022, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed or furnished herewith
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.