Form 10-Q
period 2022-06-30
Lightstone Value Plus REIT V, Inc.
filed 2022-08-11
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, the Registrant had approximately 20.1 million shares of common stock outstanding.

LIGHTSTONE VALUE PLUS REIT V, INC.

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets

Investment property:
Land and improvements	$83,822	$83,599
Building and improvements	320,303	316,370
Furniture, fixtures and equipment	9,331	8,952
Gross investment property	413,456	408,921
Less accumulated depreciation	(52,497)	(45,915)
Net investment property	360,959	363,006

Cash and cash equivalents	59,435	24,360
Marketable securities, available for sale	3,446	3,645
Restricted cash	4,716	20,879
Note receivable, net	5,422	13,919
Prepaid expenses and other assets	4,252	5,690
Total Assets	$438,230	$431,499

Liabilities and Stockholders’ Equity

Notes payable, net	$288,997	$277,598
Accounts payable, accrued expenses and other liabilities	8,617	8,031
Total liabilities	297,614	285,629

Commitments and Contingencies

Stockholders’ Equity:

Company’s stockholders’ equity:
Preferred stock, $.0001 par value per share; 50.0 million shares authorized, none issued and outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value per share; 350.0 million shares authorized, 20.1 million shares issued and outstanding	2	2
Additional paid-in-capital	170,507	171,079
Accumulated other comprehensive (loss)/income	(174)	13
Accumulated deficit	(29,719)	(25,224)
Total stockholders’ equity	140,616	145,870

Total Liabilities and Stockholders’ Equity	$438,230	$431,499

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Operations and Comprehensive Income

(dollars and shares in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Rental revenues	$11,612	$9,390	$22,818	$19,677

Expenses
Property operating expenses	4,030	3,062	7,277	6,239
Real estate taxes	1,646	1,358	3,374	2,829
General and administrative	1,899	1,568	3,717	3,221
Depreciation and amortization	4,953	2,755	9,872	5,665
Total operating expenses	12,528	8,743	24,240	17,954

Operating (loss)/income	(916)	647	(1,422)	1,723

Interest expense	(3,307)	(2,215)	(6,421)	(4,668)
Interest income	368	495	877	978
Gain on sale of investment property	-	-	-	27,825
Gain on disposition of unconsolidated joint venture	-	1,457	-	1,457
Mark to market adjustment on derivative financial instruments	492	-	1,110	-
Income tax benefit	-	-	776	-
Other income, net	247	115	585	296
Net (loss)/income	(3,116)	499	(4,495)	27,611
Net income attributable to noncontrolling interests	-	(54)	-	(131)
Net (loss)/income attributable to the Company’s shares	$(3,116)	$445	$(4,495)	$27,480
Weighted average shares outstanding:
Basic and diluted	20,089	20,193	20,100	20,193
Basic and diluted income/(loss) per share	$(0.16)	$0.02	$(0.22)	$1.36

Comprehensive (loss)/income:
Net (loss)/income	$(3,116)	$499	$(4,495)	$27,611
Other comprehensive loss:
Holding loss on marketable securities, available for sale	(62)	(6)	(185)	(48)
Reclassification adjustment for loss/(gain) included in net (loss)/income	2	1	(2)	(7)
Total other comprehensive loss	(60)	(5)	(187)	(55)
Comprehensive(loss)/income:	(3,176)	494	(4,682)	27,556
Comprehensive income attributable to noncontrolling interests	-	(54)	-	(131)
Comprehensive(loss)/income attributable to the Company’s shares	$(3,176)	$440	$(4,682)	$27,425

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars and shares in thousands)

(unaudited)

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interests	Equity
BALANCE, March 31, 2021	1	$-	20,193	$2	$187,088	$90	$(75,484)	$(1,324)	$110,372
							-
Net income	-	-	-	-	-	-	445	54	499
Distributions paid to noncontrolling interests	-	-	-	-	-	-	-	(99)	(99)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	-	-	(6)	-	-	(6)
Reclassification adjustment for loss on sale of marketable securities included in net income	-	-	-	-	-	1	-	-	1

BALANCE, June 30, 2021	1	$-	20,193	$2	$187,088	$85	$(75,039)	$(1,369)	$110,767

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interests	Equity
BALANCE, December 31, 2020	1	$-	20,193	$2	$189,216	$140	$(102,519)	$(2,199)	$84,640

Net income	-	-	-	-	-	-	27,480	131	27,611
Distributions paid to noncontrolling interests	-	-	-	-	-	-	-	(343)	(343)
Acquisition of noncontrolling interest in a subsidiary	-	-	-	-	(2,128)	-	-	1,042	(1,086)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	-	-	(48)	-	-	(48)
Reclassification adjustment for gain on sale of marketable securities included in net income	-	-	-	-	-	(7)	-	-	(7)

BALANCE, June 30, 2021	1	$-	20,193	$2	$187,088	$85	$(75,039)	$(1,369)	$110,767

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
BALANCE, March 31, 2022	1	$-	20,104	$2	$170,764	$(114)	$(26,603)	$144,049

Net loss	-	-	-	-	-	-	(3,116)	(3,116)
Redemption and cancellation of common stock	-	-	(20)	-	(257)	-	-	(257)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	-	-	(62)	-	(62)
Reclassification adjustment for loss on sale of marketable securities included in net loss	-	-	-	-	-	2	-	2

BALANCE, June 30, 2022	1	$-	20,084	$2	$170,507	$(174)	$(29,719)	$140,616

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
BALANCE, December 31, 2021	1	$-	20,128	$2	$171,079	$13	$(25,224)	$145,870

Net loss	-	-	-	-	-	-	(4,495)	(4,495)
Redemption and cancellation of common stock	-	-	(44)	-	(572)	-	-	(572)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	-	-	(185)	-	(185)
Reclassification adjustment for gain on sale of marketable securities included in net loss	-	-	-	-	-	(2)	-	(2)

BALANCE, June 30, 2022	1	$-	20,084	$2	$170,507	$(174)	$(29,719)	$140,616

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(4,495)	$27,611
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	9,872	5,665
Amortization of deferred financing fees	711	308
Gain on disposition of unconsolidated joint venture	-	(1,457)
Gain on sale of investment property	-	(27,825)
Mark to market adjustment on derivative financial instruments	(1,110)	-
Non-cash interest income	(324)	(785)
Other non-cash adjustments	(2)	-
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses and other assets	(761)	2,542
Increase/(decrease) in accounts payable, accrued expenses and other liabilities	515	(2,037)
Net cash provided by operating activities	4,406	4,022

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(4,464)	(2,235)
Purchases of marketable securities	(721)	(795)
Proceeds from sale of marketable securities	735	736
Proceeds from repayment of note receivable	8,821	-
Acquisition of noncontrolling interest	-	(1,086)
Proceeds from sale of investment property, net of closing costs	-	14,364
Proceeds from disposition of unconsolidated joint venture	-	1,457
Net cash provided by investing activities	4,371	12,441

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	11,587	-
Payments on notes payable	(867)	(360)
Payment of loan fees and expenses	(13)	-
Redemption and cancellation of common stock	(572)	-
Distributions to noncontrolling interest holders	-	(343)
Net cash provided by/(used in) by financing activities	10,135	(703)

Net change in cash, cash equivalents and restricted cash	18,912	15,760
Cash, cash equivalents and restricted cash, beginning of year	45,239	31,451
Cash, cash equivalents and restricted cash, end of period	$64,151	$47,211

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$5,667	$4,385
Debt assumed by buyer in connection with disposition of investment property	$-	$35,700
Capital expenditures for investment property in accrued liabilities and accounts payable	$156	$175
Holding loss on marketable securities, available for sale	$187	$55

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash	$59,435	$25,074
Restricted cash	4,716	22,137
Total cash and restricted cash	$64,151	$47,211

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

The Company was formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, the Company has focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. The Company has acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily. The Company has purchased existing, income-producing properties, and newly-constructed properties. The Company has also invested in other real estate-related investments such as mortgage and mezzanine loans. The Company intends to hold the various real properties in which it has invested until such time as its board of directors determines that a sale or other disposition appears to be advantageous to achieve the Company’s investment objectives or until it appears that the objectives will not be met. The Company currently has one operating segment. As of June 30, 2022, the Company had eight wholly owned real estate investments (multi-family apartment complexes) and one real estate-related investment (mezzanine loan).

Substantially all of the Company’s business is conducted through Lightstone REIT V OP LP, a limited partnership organized in Delaware (the “Operating Partnership”). As of June 30, 2022, the Company’s wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner. As of June 30, 2022, the Company’s wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

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

Organization

In connection with the Company’s initial capitalization, the Company issued 22,500 shares of its common stock and 1,000 shares of its convertible stock to the Company’s previous advisor on January 19, 2007. The 1,000 shares of convertible stock were transferred to an affiliate of Lightstone on February 10, 2017 and remain outstanding. As of June 30, 2022, the Company had 20.1 million shares of common stock outstanding.

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

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Noncontrolling Interests

Effective as of December 30, 2021, the Company wholly-owns all of its real estate investments and does not have any remaining noncontrolling interests. Prior to December 30, 2021, noncontrolling interests represented the noncontrolling ownership interest’s proportionate share of the equity in the Company’s consolidated real estate investments. Income and losses were allocated to noncontrolling interest holders based generally on their ownership percentage but in certain instances, if a property reached a defined return threshold, then it may have resulted in distributions to noncontrolling interests which were different from the standard pro-rata allocation percentage. Additionally, in certain instances, the joint venture agreements may have provided for liquidating distributions based on achieving certain return metrics.

Acquisitions of Noncontrolling Members’ Ownership Interests in Consolidated Real Estate Investments

On March 17, 2021, the Company acquired the noncontrolling member’s 7.5% ownership interest in the Lakes of Margate for $1.1 million and as a result, owned 100% of the Lakes of Margate, which was subsequently sold (see Note 5).

On December 20, 2021, the Company acquired the noncontrolling member’s 15.0% membership interest in the River Club Properties for $10.2 million and as a result, owned 100% of the River Club Properties, which were subsequently sold (see Note 5).

On December 30, 2021, the Company acquired the noncontrolling member’s 10.0% ownership interest in Parkside for $3.6 million and recorded the $3.7 million difference between the contractual purchase price and the carrying value of the noncontrolling member’s interest to additional paid in capital. As a result, the Company now owns 100% of Parkside.

2.	Summary of Significant Accounting Policies

Interim Unaudited Financial Information

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2022. The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of Lightstone Value Plus REIT V, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.’

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

Restricted cash

As required by the Company’s lenders, restricted cash is held in escrow accounts for anticipated capital expenditures, real estate taxes, and other reserves for certain of our consolidated properties. Capital reserves are typically utilized for non-operating expenses such as tenant improvements, leasing commissions, major capital expenditures. Alternatively, a lender may require its own formula for an escrow of capital reserves. Restricted cash may also include certain funds temporarily placed in escrow with qualified intermediaries to facilitate potential like-kind exchange transactions in accordance with Section 1031 of the Internal Revenue Code.

Interest Rate Cap Contracts

The Company utilizes derivative financial instruments to reduce interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes. The Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. Changes in fair value of those instruments are recorded in the consolidated statements of operations.

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

During 2015, the Company recorded an aggregate provision for income tax of $2.7 million representing estimated foreign income tax due as a result of the sale of two foreign investments, Alte Jakobstraße and Holstenplatz. During the first quarter of 2022, the Company recorded an income tax benefit of $0.8 million representing a partial refund of the foreign income tax paid.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and it remains highly unpredictable and dynamic and its ultimate duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, and the development, administration and ultimate effectiveness of vaccines, including booster shots. Accordingly, the ongoing COVID-19 pandemic may continue to have negative effects on the U.S. and global economies for the foreseeable future.

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

As of June 30, 2022, the Company’s consolidated portfolio of properties consisted of eight multi-family apartment complexes, all of which are located in the U.S. Its multi-family properties have not been significantly impacted by the COVID-19 pandemic and their occupancy levels, rental rates and rental collections have remained stable since the onset of the COVID-19 pandemic. Additionally, the Company’s note receivable (the “500 West 22nd Street Mezzanine Loan”) is collateralized by a substantially completed 10-unit condominium development project located in New York City (the “Condominium Project”), which is subject to risks related to the COVID-19 pandemic. To date, both the Condominium Project and the Company’s 500 West 22nd Street Mezzanine Loan have not been significantly impacted by the COVID-19 pandemic.

The Company continues to closely monitor the overall extent as to which its business may be affected by the ongoing COVID-19 pandemic which will largely depend on current and future developments, all of which are highly uncertain and cannot be reasonably predicted.

If the Company’s properties and its real estate-related investments are negatively impacted by the ongoing COVID-19 pandemic in future periods for an extended period because (i) tenants are unable to pay their rent, (ii) leasing demand falls causing declines in occupancy levels and/or rental rates, and (iii) the borrower is unable to pay scheduled debt service on the 500 West 22nd Street Mezzanine Loan; the Company’s business and financial results could be materially and adversely impacted.

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

500 West 22nd Street Mezzanine Loan

On February 28, 2019, the Company, as the lender, and an unrelated third party (the “500 West 22nd Street Mezzanine Loan Borrower”), as the borrower, entered into the 500 West 22nd Street Mezzanine Loan, a loan promissory note, pursuant to which the Company funded $12.0 million of mezzanine financing. On the same date, the Company initially funded $8.0 million of the 500 West 22nd Street Mezzanine Loan and subsequently, through a series of draws, the remaining $4.0 million of the 500 West 22nd Street Mezzanine Loan was fully funded by the end of the first quarter of 2020.

The 500 West 22nd Street Mezzanine Loan bears interest at a rate of LIBOR+11.0% per annum with a floor of 13.493% (13.493% as of June 30, 2022) and had an initial maturity date of August 31, 2021, which has been extended to September 1, 2022 due to the exercise of two six-month extension options, and is collateralized by the ownership interests of the 500 West 22nd Street Mezzanine Loan Borrower. The 500 West 22nd Street Mezzanine Loan provides for monthly interest-only payments at a rate of 8% with the additional interest above the 8% threshold added to the outstanding principal balance and due at maturity.

The 500 West 22nd Street Mezzanine Loan Borrower has developed and constructed the Condominium Project located at 500 West 22nd Street, New York, New York, which is substantially complete. During the six months ended June 30, 2022, the 500 West 22nd Street Mezzanine Loan Borrower repaid $8.8 million (of which $7.2 million was paid in the second quarter) of the 500 West 22nd Street Mezzanine Loan with proceeds from the sale of condominium units.

As of June 30, 2022, the remaining outstanding principal balance of the 500 West 22nd Street Mezzanine Loan was $5.4 million, including $2.3 million of additional interest due at maturity. The 500 West 22nd Street Mezzanine Loan is classified as note receivable, net on the consolidated balance sheet. During the three and six months ended June 30, 2022, the Company recorded $0.3 million and $0.8 million, respectively, of interest income related to the note receivable and during the three and six months ended June 30, 2021, the Company recorded $0.5 million and $0.9 million, respectively, of interest income related to the note receivable.

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

As of June 30, 2022 and December 31, 2021, management estimated that the carrying value of cash and cash equivalents, restricted cash, note receivable, prepaid expenses and other assets and accounts payable, accrued expenses and other liabilities were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.

The fair value of the notes payable is categorized as a Level 2 in the fair value hierarchy. The fair value was estimated using a discounted cash flow analysis valuation on the estimated borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2022 and December 31, 2021. Carrying amounts of our notes payable and the related estimated fair value is summarized as follows:

	As of June 30, 2022		As of December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable	$293,095	$283,769	$282,375	$287,194

5.	Real Estate Properties

The following table presents certain information about the Company’s wholly owned and consolidated multifamily real estate properties as of June 30, 2022:

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

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

6.	Marketable Securities, Derivative Financial Instruments and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of June 30, 2022
Debt securities:	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate and Government Bonds	$3,620	$3	$(177)	$3,446

	As of December 31, 2021
Debt securities:	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate and Government Bonds	$3,634	$47	$(36)	$3,645

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of June 30, 2022, the Company did not recognize any impairment charges.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of June 30, 2022
Due in 1 year	$621
Due in 1 year through 5 years	2,769
Due in 5 years through 10 years	56
Due after 10 years	-
Total	$3,446

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

For the three and six months ended June 30, 2022, the Company recorded an unrealized gain of $0.5 million and $1.1 million, respectively, in the consolidated statements of operations representing the change in the fair value of these economic hedges during such periods.

The interest rate cap contracts have notional amounts of $52.2 million and $49.0 million, respectively, mature on July 15, 2023 and October 11, 2023, respectively, and effectively cap LIBOR at 2.50% and 2.00%, respectively. The aggregate fair value of the interest rate cap contracts was $1.2 million as of June 30, 2022 and is included in prepaid expenses and other assets on the consolidated balance sheets. See Note 7 for additional information.

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

The fair value of the Company’s investments in debt securities are measured using quoted prices for these investments; however, the markets for these assets are not active. The fair value of the Company’s interest rate cap contracts are measured using other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of June 30, 2022, all of the Company’s debt securities and interest rate cap contracts were classified as Level 2 assets and there were no transfers between the level classifications during the six months ended June 30, 2022.

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

7.	Notes Payable

Notes payable consists of the following:

Property	Interest Rate	Weighted Average Interest Rate as of June 30, 2022	Maturity Date	Amount Due at Maturity	As of June 30, 2022	As of December 31, 2021
Arbors Harbor Town	4.53%	4.53%	January 1, 2026	$29,000	$29,000	$29,000

Arbors Harbor Town Supplemental	3.52%	3.52%	January 1, 2026	5,379	5,787	5,842

Parkside	4.45%	4.45%	June 1, 2025	15,782	16,810	16,974

Axis at Westmont	4.39%	4.39%	February 1, 2026	34,343	36,792	37,100

Valley Ranch Apartments	4.16%	4.16%	March 1, 2026	43,414	43,414	43,414

Flats at Fishers	3.78%	3.78%	July 1, 2026	26,090	28,333	28,592

Flats at Fishers Supplemental	3.85%	3.85%	July 1, 2026	8,366	9,069	9,150

Autumn Breeze Apartments	3.39%	3.39%	April 1, 2030	25,518	29,920	29,920

BayVue Apartments	LIBOR + 3.10% (floor 3.10%)	3.52%	July 9, 2024	44,970	44,970	44,383

Citadel Apartments Senior	LIBOR + 1.50% (floor 1.60%)	2.25%	October 11, 2024	39,200	39,200	30,400

Citadel Apartments Junior	LIBOR + 8.75% (floor 8.85%)	9.11%	October 11, 2024	9,800	9,800	7,600

Total notes payable		3.92%		$281,862	293,095	282,375

Less: Deferred financing costs					(4,098)	(4,777)

Total notes payable, net					$288,997	$277,598

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

The Citadel Apartments Mortgages initially mature on October 11, 2024, with two one-year extension options, subject to the satisfaction of certain conditions, and are collateralized by the Citadel Apartments, while the Citadel Apartments Junior Mortgage is subordinate to the Citadel Apartments Senior Mortgage. In connection with the acquisition of the Citadel Apartments, an aggregate $38.0 million was initially funded under the Citadel Apartments Mortgages and the Company paid the balance of the purchase price of $28.0 million with cash. In connection with the Citadel Apartments Mortgages, the Company paid the Advisor an aggregate of $0.5 million in debt financing fees. All of the remaining availability of $11.0 million under the Citadel Apartment Mortgages was subsequently advanced to the Company in January 2022 and as of June 30, 2022, the aggregate outstanding principal balance under the Citadel Apartment Mortgages was $49.0 million.

In connection with the Citadel Apartment Mortgages, the Company has entered into an interest rate cap agreement with a notional amount of $49.0 million pursuant to which the LIBOR rate is capped at 2.00% through October 11, 2023.

BayVue Apartments

On July 7, 2021, the Company entered into a non-recourse mortgage loan facility for up to $52.2 million (the “BayVue Apartments Mortgage”) scheduled to initially mature on July 9, 2024, with two, one-year extension options, subject to the satisfaction of certain conditions. The BayVue Apartments Mortgage requires monthly interest-only payments through its maturity date and bears interest at LIBOR+3.10% subject to a 3.10% floor. The BayVue Apartments Mortgage is collateralized by the BayVue Apartments. In connection with the BayVue Apartments Mortgage, the Company paid the Advisor $0.3 million in debt financing fees. As of June 30, 2022, the outstanding principal balance and remaining availability under the BayVue Apartments Mortgage was $45.0 million and $7.2 million, respectively. The remaining availability may be drawn for certain capital improvements to the property pursuant to the loan agreement.

In connection with the BayVue Apartments Mortgage, the Company has entered into an interest rate cap agreement with a notional amount of $52.2 million pursuant to which the LIBOR rate is capped at 2.50% through July 15, 2023.

The following table provides information with respect to the contractual maturities and scheduled principal repayments of the Company’s indebtedness as of June 30, 2022.

	2022	2023	2024	2025	2026	Thereafter	Total
Principal maturities	$874	$2,191	$96,431	$18,138	$147,729	$27,732	$293,095

Less: deferred financing costs							(4,098)

Total notes payable, net							$288,997

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

8.	Stockholders’ Equity

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

For the six months ended June 30, 2022 the Company repurchased 44,275 shares of common stock, pursuant to its SRP at an average price per share of $12.91 per share.

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

The Company did not make any distributions to its stockholders during the six months ended June 30, 2022 and 2021.

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

9.	Related Party Transactions

The Company has agreements with the Advisor and its affiliates to pay certain fees in exchange for services performed by these entities and other related parties. These agreements have a one-year term and currently extend through June 30, 2023. The Company is dependent on the Advisor and its affiliates for certain services that are essential to it, including asset acquisition and disposition decisions, property management and leasing services, financing services, and other general administrative responsibilities. In the event that these entities are unable to provide the Company with their respective services, the Company would be required to obtain such services from other sources.

The following table represents the fees incurred associated with the payments to the Company’s Advisor and its affiliates for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Property management fees (property operating expenses)	$124	$110	$242	$228
Administrative services reimbursement (general and administrative costs)	346	332	693	665
Asset management fees (general and administrative costs)	861	626	1,729	1,321
Total	$1,331	$1,068	$2,664	$2,214

10.	Commitments and Contingencies

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

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include discussion and analysis of the financial condition of Lightstone Value Plus REIT V, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), which was formerly known as Lightstone Value Plus Real Estate Investment Trust V, Inc. before August 31, 2021, including our ability to make accretive real estate or real estate-related investments, rent space on favorable terms, to address our debt maturities and to fund our liquidity requirements, to sell our assets when we believe advantageous to achieve our investment objectives, our anticipated capital expenditures, the amount and timing of any future cash distributions to our stockholders, the estimated net asset value per share of our common stock (“NAV per Share”), and other matters. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

●	market and economic challenges experienced by the U.S. and global economies or real estate industry as a whole and the local economic conditions in the markets in which our investments are located. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; such as inflation, competition, recession, political upheaval or uncertainty, terrorism and acts of war, natural and man-made disasters, cybercrime, and outbreaks of contagious diseases;

●	uncertainties regarding the impact of the current COVID-19 pandemic, and restrictions and other measures intended to prevent its spread on our business and the economy generally;

●	the availability of cash flow from operating activities for distributions, if any;

●	conflicts of interest arising out of our relationships with our advisor and its affiliates;

●	our ability to retain our executive officers and other key individuals who provide advisory and property management services to us;

●	our level of debt and the terms and limitations imposed on us by our debt agreements;

●	the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

●	our ability to make accretive investments in a diversified portfolio of assets;

●	future changes in market factors that could affect the ultimate performance of any development or redevelopment projects, including but not limited to construction costs, plan or design changes, availability of materials, schedule delays, availability of construction financing, performance of developers, contractors and consultants and growth in rental rates and operating costs;

●	our ability to secure leases at favorable rental rates;

●	our ability to sell our assets at a price and on a timeline consistent with our investment objectives;

●	the ability of our tenants to pay their rent;

●	the ability of our borrowers to make scheduled debt service;

●	impairment charges;

●	unfavorable changes in laws or regulations impacting our business, our assets or our key relationships; and

●	factors that could affect our ability to qualify as a real estate investment trust.

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

Executive Overview

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who were distressed or faced time-sensitive deadlines. In addition, our opportunistic and value-add investment strategy has included investments in real estate-related assets that present opportunities for higher current income. Since inception, we have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, and multifamily. We have purchased existing, income-producing properties and newly constructed properties. We have also invested in mortgage and mezzanine loans. We have made our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. As of June 30, 2022, our investments included eight wholly owned multi-family apartment complexes and a note receivable (the “500 West 22nd Street Mezzanine Loan”). All of our current investments are located in the U.S. We currently intend to hold our various real properties until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

Current Environment

Our operating results are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, competition, inflation and recession.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and it remains highly unpredictable and dynamic and its ultimate duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, and the development, administration and ultimate effectiveness of vaccines, including booster shots. Accordingly, the ongoing COVID-19 pandemic may continue to have negative effects on the U.S. and global economies for the foreseeable future.

As of June 30, 2022, our consolidated portfolio of properties consisted of eight wholly owned multi-family apartment complexes, all of which are located in the U.S. Our multi-family properties have not been significantly impacted by the COVID-19 pandemic and their occupancy levels, rental rates and rental collection have remained stable since the onset of the COVID-19 pandemic. Additionally, our 500 West 22nd Street Mezzanine Loan is collateralized by a condominium development project located in New York City (the “Condominium Project”), which is subject to risks related to the COVID-19 pandemic. To date, both the Condominium Project and our 500 West 22nd Street Mezzanine Loan have not been significantly impacted by the COVID-19 pandemic.

We continue to closely monitor the overall extent as to which our business may be affected by the ongoing COVID-19 pandemic which will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted.

If our properties and real estate-related investments are negatively impacted by the ongoing COVID-19 pandemic in future periods for an extended period because (i) tenants are unable to pay their rent, (ii) leasing demand falls causing declines in occupancy levels and/or rental rates, and (iii) the borrower is unable to pay scheduled debt service on the 500 West 22nd Street Mezzanine Loan; our business and financial results could be materially and adversely impacted.

Liquidity and Capital Resources

We had cash and cash equivalents of $59.4 million, marketable securities, available for sale of $3.4 million and restricted cash of $4.7 million as of June 30, 2022. Our principal demands for funds going forward are expected to be for the payment of (a) operating expenses, including capital expenditures, and (b) scheduled debt service on our outstanding indebtedness. We also may, at our discretion, use funds for (a) tender offers and/or redemptions of shares of our common stock, (b) distributions, if any, to our shareholders, and (c) selective acquisitions and/or real estate-related investments. Generally, we expect to meet our cash needs with our cash and cash equivalents on hand along with our cash flow from operations, the release of certain funds held in restricted cash, the remaining availability on certain of our mortgage loans and the repayment of our outstanding note receivable. However, to the extent that these sources are not sufficient to cover our cash needs, we may also use proceeds from additional borrowings and/or selective asset sales to fund such needs.

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

Results of Operations

As of June 30, 2022, we had eight wholly owned real estate investments (multi-family apartment complexes) and one real estate-related investment (mezzanine loan).

The tables below reflect occupancy and effective monthly rental rates for our operating properties owned as of the dates indicated:

	Occupancy		Effective Monthly Rent per Unit(1)
	As of June 30,		As of June 30,
Property	2022	2021	2022	2021
Arbors Harbor Town	94%	94%	$1,551	$1,404
Parkside	96%	97%	$1,338	$1,208
Flats at Fishers	99%	97%	$1,386	$1,244
Axis at Westmont	96%	96%	$1,363	$1,205
Valley Ranch Apartments	95%	95%	$1,641	$1,495
Autumn Breeze Apartments	99%	94%	$1,245	$1,123
BayVue Apartments (2)	95%	N/A	$1,279	N/A
Citadel Apartments (3)	96%	N/A	$1,598	N/A

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.
(2)	The BayVue Apartments were acquired on July 7, 2021.
(3)	The Citadel Apartments were acquired on October 6, 2021.

On July 7, 2021 we acquired the BayVue Apartments and on October 6, 2021 we acquired the Citadel Apartments (collectively, the “2021 Acquisitions”). On March 17, 2021 we disposed of the Lakes of Margate and on December 22, 2021 we disposed of the River Club Properties (collectively, the “2021 Dispositions”).

The 2021 Dispositions did not qualify to be reported as discontinued operations since they did not represent a strategic shift that had a major effect on our operations and financial results. Accordingly, the operating results of the 2021 Dispositions are reflected in our results from continuing operations for all periods presented through their dates of disposition.

Three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

The following table provides summary information about our results of operations (dollars in thousands):

	Three Months Ended June 30,		Increase/	Percentage	Change due to	Change due to	Change due to
	2022	2021	(Decrease)	Change	Acquisitions(1)	Dispositions(2)	Same Store(3)
Rental revenues	$11,612	$9,390	$2,222	24.0%	$2,943	$(1,613)	$892
Property operating expenses	4,030	3,062	968	32.0%	1,183	(555)	340
Real estate taxes	1,646	1,358	288	21.0%	537	(140)	(109)
General and administrative	1,899	1,568	331	21.0%	32	(10)	309
Depreciation and amortization	4,953	2,755	2,198	80.0%	2,490	(388)	96
Interest expense	3,307	2,215	1,092	49.0%	1,109	160	(177)

Notes:

(1)	Represents the effect on our operating results for the periods indicated resulting from the 2021 Acquisitions,.
(2)	Represents the effect on our operating results for the periods indicated resulting from the disposition of the River Club Properties on December 22, 2021.
(3)	Represents the change for the three months ended June 30, 2022 compared to the same period in 2021 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Our results for Same Store properties for the three months ended June 30, 2022 and 2021 include Arbors Harbor Town, Parkside, Flats at Fishers, Axis at Westmont, the Valley Ranch Apartments and the Autumn Breeze Apartments.

The following table reflects total rental revenues and total property operating expenses for the three months ended June 30, 2022 and 2021 for: (i) our Same Store properties, (ii) the 2021 Acquisitions and (iii) the disposition of the River Club Properties on December 22, 2021 (dollars in thousands):

	Three Months Ended June 30,
Description	2022	2021	Change
Rental Revenues:
Same Store	$8,669	$7,777	$892
2021 Acquisitions	2,943	-	2,943
Disposition - River Club Properties	-	1,613	(1,613)
Total rental revenues	$11,612	$9,390	$2,222

Property operating expenses:
Same Store	$2,844	$2,504	$340
2021 Acquisitions	1,183	-	1,183
Disposition - River Club Properties	3	558	(555)
Total property expenses	$4,030	$3,062	$968

Revenues Rental revenues for the three months ended June 30, 2022 were $11.6 million, an increase of $2.2 million, compared to $9.4 million for the same period in 2021. Excluding the effect of our acquisition and disposition activities, our rental revenues increased by $0.9 million for our Same Store properties during the 2022 period as a result of higher occupancy and average monthly rent per unit.

Property Operating Expenses Property operating expenses for the three months ended June 30, 2022 were $4.0 million, an increase of $0.9 million, compared to $3.1 million for the same period in 2021. Excluding the effect of our acquisition and disposition activities, our property operating expenses, increased by $0.3 million for our Same Store properties, which was primarily attributable to a community association special assessment of $0.3 million for Arbors Harbor Town during the second quarter of 2022.

Real Estate Taxes Real estate taxes for the three months ended June 30, 2022 were $1.6 million, an increase of $0.2 million, compared to $1.4 million for the same period in 2021. Excluding the effect of our acquisition and disposition activities, real estate taxes decreased slightly by $0.1 million for our Same Store properties.

General and Administrative Expenses General and administrative expenses for the three months ended June 30, 2022 were $1.9 million, an increase of $0.3 million, compared to $1.6 million for the same period in 2021. Excluding the effect of our acquisition and disposition activities, our general and administrative expenses increased by $0.3 million for our Same Store properties. The increase is principally attributable to higher asset management fees during the 2022 period resulting from our acquisition and investment activities.

Depreciation and Amortization Depreciation and amortization expense for the three months ended June 30, 2022 was $5.0 million, an increase of $2.2 million, compared to $2.8 million for the same period in 2021. Excluding the effect of our acquisition and disposition activities, depreciation and amortization expenses increased slightly by $0.1 million for our Same Store properties.

Interest Expense Interest expense for the three months ended June 30, 2022 was $3.3 million, an increase of $1.1 million, compared to $2.2 million for the same period in 2021. Excluding the effect of our acquisition and disposition activities, interest expense decreased by $0.2 million for our Same Store properties.

Mark to Market Adjustment on Derivative Financial Instruments During the three months ended June 30, 2022, we recorded positive mark to market adjustments on our derivative financial instruments of $0.5 million. These mark to market adjustments represented the change in the fair value of our interest rate cap contracts during the period.

Six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

The following table provides summary information about our results of operations (dollars in thousands):

	Six Months Ended June 30,		Increase/	Percentage	Change due to	Change due to	Change due to
	2022	2021	(Decrease)	Change	Acquisitions(4)	Dispositions(5)	Same Store(6)
Rental revenues	$22,818	$19,677	$3,141	16.0%	$5,800	$(4,288)	$1,629
Property operating expenses	7,277	6,239	1,038	17.0%	2,110	(1,550)	478
Real estate taxes	3,374	2,829	545	19.0%	1,074	(444)	(85)
General and administrative	3,717	3,221	496	15.0%	67	(77)	506
Depreciation and amortization	9,872	5,665	4,207	74.0%	4,965	(776)	18
Interest expense	6,421	4,668	1,753	38.0%	2,042	72	(361)

Notes:

(4)	Represents the effect on our operating results for the periods indicated resulting from the 2021 Acquisitions.
(5)	Represents the effect on our operating results for the periods indicated resulting from the 2021 Dispositions.
(6)	Represents the change for the six months ended June 30, 2022 compared to the same period in 2021 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Our results for Same Store properties for the six months ended June 30, 2022 and 2021 include Arbors Harbor Town, Parkside, Flats at Fishers, Axis at Westmont, the Valley Ranch Apartments and the Autumn Breeze Apartments.

The following table reflects total rental revenues and total property operating expenses for the six months ended June 30, 2022 and 2021 for: (i) our Same Store properties, (ii) the 2021 Acquisitions and (iii) the 2021 Dispositions (dollars in thousands):

	Six Months Ended June 30,
Description	2022	2021	Change
Rental Revenues:
Same Store	$17,018	$15,389	$1,629
2021 Acquisitions	5,800	-	5,800
2021 Dispositions	-	4,288	(4,288)
Total rental revenues	$22,818	$19,677	$3,141

Property operating expenses:
Same Store	$5,218	$4,740	$478
2021 Acquisitions	2,110	-	2,110
2021 Dispositions	(51)	1,499	(1,550)
Total property expenses	$7,277	$6,239	$1,038

Revenues Rental revenues for the six months ended June 30, 2022 were $22.8 million, an increase of $3.1 million, compared to $19.7 million for the same period in 2021. Excluding the effect of our acquisition and disposition activities, our rental revenues increased by $1.6 million for our Same Store properties during the 2022 period as a result of higher occupancy and average monthly rent per unit.

Property Operating Expenses Property operating expenses for the six months ended June 30, 2022 were $7.3 million, an increase of $1.1 million, compared to $6.2 million for the same period in 2021. Excluding the effect of our acquisition and disposition activities, our property operating expenses increased by $0.5 million for our Same Store properties, which was attributable to a community association special assessment of $0.3 million for Arbors Harbor Town during the second quarter of 2022.

Real Estate Taxes Real estate taxes for the six months ended June 30, 2022 were $3.4 million, an increase of $0.6 million, compared to $2.8 million for the same period in 2021. Excluding the effect of our acquisition and disposition activities, real estate taxes decreased slightly by $0.1 million for our Same Store properties.

General and Administrative Expenses General and administrative expenses for the six months ended June 30, 2022 were $3.7 million, an increase of $0.5 million, compared to $3.2 million for the same period in 2021. Excluding the effect of our acquisition and disposition activities, our general and administrative expenses increased by $0.5 million for our Same Store properties. The increase is principally attributable to higher asset management fees during the 2022 period resulting from our acquisition and investment activities.

Depreciation and Amortization Depreciation and amortization expense for the six months ended June 30, 2022 was $9.9 million, an increase of $4.2 million, compared to $5.7 million for the same period in 2021. Excluding the effect of our acquisition and disposition activities, depreciation and amortization expense was relatively unchanged for our Same Store properties.

Interest Expense Interest expense for the six months ended June 30, 2022 was $6.4 million, an increase of $1.7 million, compared to $4.7 million for the same period in 2021. Excluding the effect of our acquisition and disposition activities, interest expense decreased by $0.4 million for our Same Store properties.

Mark to Market Adjustment on Derivative Financial Instruments During the six months ended June 30, 2022, we recorded positive mark to market adjustments on our derivative financial instruments of $1.1 million. These mark to market adjustments represented the change in the fair value of our interest rate cap contracts during the period.

Income Tax Benefit During 2015, we recorded an aggregate provision for income tax of $2.7 million representing estimated foreign income tax due as a result of the sale of two foreign investments, Alte Jakobstraße and Holstenplatz. During the first quarter of 2022, we recorded an income tax benefit of $0.8 million representing a partial refund of the foreign income tax paid.

Related Party Transactions

We have agreements with the Advisor and its affiliates to pay certain fees in exchange for services performed by these entities and other related parties. These agreements have one-year terms and currently extend through June 30, 2023. We are dependent on the Advisor and its affiliates for certain services that are essential to us, including asset acquisition and disposition decisions, property management and leasing services, financing services, and other general administrative responsibilities. In the event that these entities are unable to provide us with their respective services, we would be required to obtain such services from other sources.

The following table represents the fees incurred associated with the payments to our Advisor and its affiliates for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Property management fees (property operating expenses)	$124	$110	$242	$228
Administrative services reimbursement (general and administrative costs)	346	332	693	665
Asset management fees (general and administrative costs)	861	626	1,729	1,321
Total	$1,331	$1,068	$2,664	$2,214

Summary of Cash Flows

Operating activities

The net cash provided by operating activities of $4.4 million for the six months ended June 30, 2022 consisted primarily of our net loss of $4.5 million less (i) the positive mark to market adjustments on derivative financial instruments of $1.1 million, (ii) non-cash interest income of $0.3 million and (iii) the net change in operating assets and liabilities of $0.2 million plus (i) depreciation and amortization of $9.9 million and (ii) amortization of deferred financing costs of $0.7 million.

Investing activities

The net cash provided by investing activities of $4.4 million for the six months ended June 30, 2022 consisted primarily of the following:

●	proceeds from the repayment of note receivable of $8.8 million; and

●	capital expenditures of $4.5 million.

Financing activities

The net cash provided by financing activities of $10.1 million for the six months ended June 30, 2022 consisted primarily of the following:

●	proceeds from notes payable of $11.6 million;

●	principal payments of notes payable of $0.9 million; and

●	redemptions and cancellation of common stock of $0.6 million.

One of our principal short-term and long-term liquidity requirements includes the debt service payments on our outstanding notes payable. The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of June 30, 2022 (dollars in thousands).

Contractual Obligations	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Principal	$874	$2,191	$96,431	$18,138	$147,729	$27,732	$293,095
Interest Payments(1)	6,522	12,569	11,359	7,617	2,842	3,243	44,152
Total Contractual Obligations	$7,396	$14,760	$107,790	$25,755	$150,571	$30,975	$337,247

(1)	These amounts represent future interest payments related to notes payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month LIBOR rate as of June 30, 2022 was used.

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

Our calculations of FFO and MFFO are presented below (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Description	2022	2021	2022	2021
Net (loss)/income	$(3,116)	$499	$(4,495)	$27,611
FFO adjustments:
Depreciation and amortization of real estate assets	4,953	2,755	9,872	5,665
Gain on disposition of unconsolidated joint venture	-	(1,457)	-	(1,457)
Gain on sale of investment property	-	-	-	(27,825)
FFO	1,837	1,797	5,377	3,994
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(1)	-	-	-	-
Noncash adjustments:
Amortization of above or below market leases and liabilities	-	-	-	-
Mark-to-market adjustments(2)	(492)	-	(1,110)	(2)
Non-recurring (loss)/gain from extinguishment/sale of debt, derivatives or securities holdings(3)	2	1	(2)	(7)
MFFO before straight-line rent	1,347	1,798	4,265	3,985
Straight-line rent(4)	-	-	-	-
MFFO - IPA recommended format	$1,347	$1,798	$4,265	$3,985

Net (loss)/income	$(3,116)	$499	$(4,495)	$27,611
Less: income attributable to noncontrolling interests	-	(54)	-	(131)
Net (loss)/income applicable to Company’s common shares	$(3,116)	$445	$(4,495)	$27,480
Net (loss)/income per common share, basic and diluted	$(0.16)	$0.02	$(0.22)	$1.36

FFO	$1,837	$1,797	$5,377	$3,994
Less: FFO attributable to noncontrolling interests	-	(138)	-	(288)
FFO attributable to Company’s common shares	$1,837	$1,659	$5,377	$3,706
FFO per common share, basic and diluted	$0.09	$0.08	$0.27	$0.18

MFFO - IPA recommended format	$1,347	$1,798	$4,265	$3,985
Less: MFFO attributable to noncontrolling interests	-	(138)	-	(288)
MFFO attributable to Company’s common shares	$1,347	$1,660	$4,265	$3,697

Weighted average number of common shares outstanding, basic and diluted	20,089	20,193	20,100	20,193

1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
3)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
4)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of June 30, 2022, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control-New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of June 30, 2022, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

LIGHTSTONE VALUE PLUS REIT V, INC.

Date: August 11, 2022	By:	/s/ Mitchell C. Hochberg
Mitchell C. Hochberg
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description
10.1*	Advisory Agreement among Lightstone Value Plus REIT V, Inc., Lightstone Value Plus REIT V OP LP and LSG Development LLC effective as of July 1, 2022.
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 11, 2022, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed or furnished herewith
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.