Form 10-K
period 2022-12-31
Lightstone Value Plus REIT V, Inc.
filed 2023-03-28
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

There is no established market for the Registrant’s common stock. The Registrant has adopted a Policy for Estimation of Common Stock Value (the “Estimated Valuation Policy”) pursuant to which it has estimated the net asset value per share of its common stock (“NAV per Share”). As of September 30, 2022, the estimated NAV per Share was $14.75. For a full description of the methodologies used to estimate the NAV per Share of the Registrant’s common stock, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Market Information” included in this Annual Report on Form 10-K. There were 20.1 million shares of common stock outstanding as of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter. As of March 15, 2023, the registrant had 20.0 million shares of common stock outstanding.

LIGHTSTONE VALUE PLUS REIT V, INC.

FORM 10-K

Year Ended December 31, 2022

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

●	market and economic challenges experienced by the U.S. and global economies or real estate industry as a whole and the local economic conditions in the markets in which our investments are located. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; such as inflation, recession, political upheaval or uncertainty, terrorism and acts of war, natural and man-made disasters, cybercrime, and outbreaks of contagious diseases;

●	the availability of cash flow from operating activities for distributions, if required to maintain our status as a real estate investment trust, or REIT;

●	conflicts of interest arising out of our relationships with our advisor and its affiliates;

●	our ability to retain our executive officers and other key individuals who provide advisory and property management services to us;

●	our level of debt and the terms and limitations imposed on us by our debt agreements;

●	the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

●	our ability to make accretive investments;

●	our ability to diversify our portfolio of assets;

●	changes in market factors that could impact our rental rates and operating costs;

●	our ability to secure leases at favorable rental rates;

●	our ability to sell our assets at a price and on a timeline consistent with our investment objectives;

ii

●	impairment charges;

●	unfavorable changes in laws or regulations impacting our business, our assets or our key relationships; and

●	factors that could affect our ability to qualify as a real estate investment trust.

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

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who were distressed or faced time-sensitive deadlines. In addition, our opportunistic and value-add investment strategy has included investments in real estate-related assets that present opportunities for higher current income. Since inception, we have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, multifamily and student housing. We have purchased existing, income-producing properties and newly constructed properties. We have also invested in mortgage and mezzanine loans. We have made our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. All of our current investments are located in the United States. We currently intend to hold our various real properties until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. We currently have one operating segment. As of December 31, 2022, we had eight wholly owned real estate investments (multifamily properties) and one real estate-related investment (mezzanine loan). For information regarding our consolidated real estate properties, see Item 2.

Substantially all of our business is conducted through Lightstone REIT V OP LP, a limited partnership organized in Delaware (the “Operating Partnership”). As of December 31, 2022, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner. As of December 31, 2022, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

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

Our office is located at 1985 Cedar Bridge Avenue, Suite 1, Lakewood, New Jersey 08701 and our toll-free telephone number is (888) 808-7348.

In connection with our initial capitalization, we issued 22,500 shares of our common stock and 1,000 shares of our convertible stock to our previous advisor on January 19, 2007. The 1,000 shares of convertible stock were transferred to an affiliate of Lightstone on February 10, 2017 and remain outstanding. As of December 31, 2022, we had 20.0 million shares of common stock outstanding.

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

Borrowing Policies

There is no limitation on the amount we may invest in or borrow related to any single property or other investment. Under our charter, the maximum amount of our indebtedness cannot exceed 300% of our “net assets” (as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors. In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our board of directors reviews our aggregate borrowings at least quarterly. As of December 31, 2022, we had an aggregate debt leverage ratio of approximately 66.8% of the aggregate value of our assets.

Disposition Policies

As each of our investments reaches what we believe to be the asset’s optimum value, we will consider disposing of the investment and may do so for the purpose of reinvesting the net sales proceeds into real estate and real estate-related investments, distributing the net sale proceeds to our stockholders or satisfying our obligations. A property may be sold at any time if, in the judgment of our Advisor and our independent board members, the sale of the property is determined to be in our best interests.

Tax Status

We elected to qualify and be taxed as a REIT commencing with the taxable year ended December 31, 2008. As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, (the “Code”), we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”)), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at the regular corporate rate, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

To maintain our qualification as a REIT, we may engage in certain activities through taxable REIT subsidiaries (“TRSs”). As such, we may be subject to U.S. federal and state income and franchise taxes from these activities.

As of December 31, 2022 and 2021, we had no material uncertain income tax positions.

Current Environment

Our operating results are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, inflation and recession.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges, and developments related to the COVID-19 pandemic, and other changes in economic conditions, may adversely affect our results of operations and financial performance.

Competition

We are subject to significant competition in seeking tenants for the leasing of our properties and buyers for the potential sale of our properties. The competition for creditworthy tenants is intense, and we have been required to provide rent concessions, incur charges for tenant improvements, and provide other inducements in order to lease vacant space at our properties. Without these inducements, we may not be able to continue to lease vacant space timely, or at all, which would adversely impact our results of operations. We also compete with sellers of similar properties when we sell properties, which may result in our receiving lower proceeds from the sale of our properties or not being able to sell our properties at prices that will achieve our return objectives. We compete for buyers and tenants with many third parties engaged in real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies, and other entities. Many of our competitors, including larger REITs, have greater financial resources than we have and generally may be able to accept more risk. They also may enjoy competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

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

We are dependent on the Advisor and its affiliates for services that are essential to us, including asset management and acquisition, disposition and financing activities, and other general administrative responsibilities. If the Advisor and its affiliates are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from other sources.

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

Item 1B. Unresolved Staff Comments.

None applicable.

Item 2. Properties.

General

The following table presents certain additional information about our wholly owned and consolidated investments in real estate properties as of December 31, 2022:

Property Name	Location	Date Acquired	Number of Units	Description	Encumbrances (dollars in thousands)	Occupancy as of the end of 2022	Occupancy as of the end of 2021	Effective Monthly Rent per Unit for 2022 (1)	Effective Monthly Rent per Unit for 2021 (1)
Arbors Harbor Town	Memphis, Tennessee	December 20, 2011	345 units	Multifamily	$34,732	90%	94%	$1,697	$1,523
Parkside Apartments	Sugar Land, Texas	August 8, 2013	240 units	Multifamily	$16,644	94%	98%	$1,411	$1,282
Flats at Fishers	Fishers, Indiana	November 30, 2017	306 units	Multifamily	$37,059	94%	96%	$1,519	$1,377
Axis at Westmont	Westmont, Illinois	November 27, 2018	400 units	Multifamily	$36,483	96%	93%	$1,453	$1,310
Valley Ranch Apartments	Ann Arbor, Michigan	February 14, 2019	384 units	Multifamily	$43,414	95%	90%	$1,715	$1,603
Autumn Breeze Apartments	Noblesville, Indiana	March 17, 2020	280 units	Multifamily	$29,920	93%	91%	$1,380	$1,232
BayVue Apartments	Tampa, Florida	July 7, 2021	368 units	Multifamily	$46,443	92%	95%	$1,424	$1,155
Citadel Apartments	Houston, Texas	October 6, 2021	293 units	Multifamily	$49,000	91%	96%	$1,676	$1,563

(1)	Effective monthly rent is calculated using leases in place as of December 31 of the indicated year and takes into account any rent concessions.

The following information generally applies to our investments in our real estate properties:

●	we believe our real estate properties are adequately covered by insurance and suitable for their intended purpose;

●	our real estate properties are located in markets where we are subject to competition in attracting and retaining tenants; and

●	depreciation is provided on a straight-line basis over the estimated useful life of the applicable improvements.

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

Estimated Net Asset Value (“NAV”) and NAV per Share of Common Stock (“NAV per Share”)

On November 10, 2022, pursuant to the Policy for Estimation of Common Stock Value (the “Estimated Valuation Policy”), the board of directors of Lightstone Value Plus REIT V, Inc. (the “Company,” “we,” “us,” or “our”) determined and approved our estimated NAV of approximately $295.9 million and resulting estimated NAV per Share of $14.75 both as of September 30, 2022. Our estimated NAV and resulting NAV per Share are based upon the estimated fair values of our assets and liabilities as of September 30, 2022 and are effective as of November 10, 2022.

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

Our estimated NAV and resulting NAV per Share as of September 30, 2022 were calculated with both the assistance of our Advisor and Capright Property Advisors, LLC (“Capright”), an independent third-party valuation firm engaged to assist with the valuation of our assets and liabilities. Our Advisor recommended and our board of directors established the estimated NAV per Share based upon the analyses and reports provided by our Advisor and Capright. The process of estimating the value of our assets and liabilities is performed in accordance with our Estimated Valuation Policy and the provisions of the Investment Program Association Practice Guideline 2013-01, “Valuation of Publicly Registered Non-Listed REITs.” We believe our valuations were developed in a manner reasonably designed to ensure their reliability.

In arriving at an estimated NAV and resulting NAV per Share, our board of directors reviewed and considered the valuation analyses prepared by our Advisor and Capright. Our Advisor presented a report to the board of directors with an estimated NAV and resulting NAV per Share. Capright provided our board of directors an opinion that the resulting “as-is” market value for the Company’s properties, as calculated by our Advisor, and the other assets and liabilities as valued by our Advisor, along with the corresponding NAV valuation methodologies and assumptions used by our Advisor to arrive at a recommended NAV per Share of $14.75 as of September 30, 2022 were appropriate and reasonable. Our board of directors conferred with our Advisor and a representative from Capright regarding the methodologies and assumptions used to reach their respective conclusions. Our board of directors, which is responsible for determining our estimated per share value, considered all information provided in light of its own familiarity with our assets and liabilities and unanimously approved a NAV per Share of $14.75 as of September 30, 2022.

The engagement of Capright with respect to our estimated NAV and resulting NAV per Share as of September 30, 2022 was approved by our board of directors, including all of our independent directors. Capright has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate-related investments.

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

In forming their conclusion as to the “as-is” value of the real estate investments held by us as of September 30, 2022, Capright’s opinion was subject to various limitations. In connection with their engagement, Capright completed appraisals of all eight of our wholly owned multifamily properties. With respect to the eight appraisals performed by Capright, the scope of their work included:

●	Review of all property level information provided by our Advisor;

●	Physical inspection of four of our wholly owned multifamily properties to determine their physical condition and location attributes;

●	Review of the historical performance of our real estate investments and business plans related to operations of the investments;

●	Review of the data models prepared by the Advisor supporting the valuation for each investment; and

●	Review of the applicable markets by means of publications and other resources to measure current market conditions, supply and demand factors, and growth patterns.

In addition to their appraisals of our eight wholly owned multifamily properties, Capright also evaluated the following information to arrive at their opinion of our other assets and liabilities:

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

The value of our investments in real estate were estimated utilizing multiple valuation methods, as appropriate for each asset, including an income approach using discounted cash flow analysis and a sales comparable analysis. The key assumptions used in the discounted cash flow approach were specific to each property type, market location, and quality of each property and were based on similar investors’ return expectations and market assessments. The key assumptions are reflected in the table included under “Allocation of Estimated NAV per Share” below. In calculating values for our assets, both balance sheet and estimates of cash flow as of September 30, 2022 were used.

In forming its opinion, Capright prepared appraisals on our eight wholly owned multifamily properties in connection with the valuation. The appraisals estimated values by using discounted cash flow, comparable sales, or a weighting of these approaches in determining each property’s value. The appraisals employed a range of terminal capitalization rates, discount rates, growth rates, and other variables that fell within ranges that Capright and our Advisor believed would be used by similar investors to value the properties we own. The assumptions used in developing these estimates were specific to each property (including holding periods) and were determined based upon a number of factors including the market in which the property is located, the specific location of the property within the market, property and market vacancy, tenant demand for space, and investor demand and return requirements.

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

Note receivable, net. The estimated value of our note receivable, net approximates its carrying value as of September 30, 2022 based on current market rates for similar instruments.

Notes payable. We have notes payable, which consist of mortgage loans, that bear interest at both variable and fixed rates. The estimated values of our variable-rate mortgage loans were deemed to approximate their carrying values because their interest rates move in conjunction with changes to market interest rates. The estimated values of our fixed-rate notes payable were estimated by the Advisor and reviewed by Capright using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratios. The current market interest rates for our fixed-rate notes payable were generally determined based on market rates for available comparable debt. The estimated current market interest rates for our fixed-rate mortgage loans ranged from 4.15% to 4.43%.

Other assets and liabilities, net. Our other assets and liabilities, net consist of prepaid expenses and other assets, and accounts payable and accrued and other liabilities. For a majority of our other assets and liabilities, the carrying values as of September 30, 2022 were considered equal to fair value by our Advisor because they are already carried at their fair value in the consolidated balance sheet or due to their cost-based characteristics or short maturities. Certain other items, primarily straight-line rent receivable, intangibles and deferred costs, have been eliminated for the purpose of the valuation because those items are already considered in our valuation of the respective investments in real estate operating properties or financial instruments (i.e., notes payable).

Common stock outstanding. In deriving an estimated NAV per Share, the total estimated NAV was divided by approximately 20.1 million, the total number of common shares outstanding as of September 30, 2022, on a fully diluted basis, which includes financial instruments that can be converted into a known or determinable number of common shares. As of the valuation date, none of our financial instruments that could be converted into common shares are currently convertible into a known or determinable number of common shares. The determination of the number of common shares outstanding used in the estimated NAV per Share is the same as used in GAAP computations for per share amounts.

Our estimated NAV per Share was calculated by aggregating the value of our assets, subtracting the value of our liabilities, and dividing the net amount by the fully-diluted shares of common stock outstanding, all as of September 30, 2022.

Allocation of Estimated NAV per Share

The table below sets forth the calculation of our estimated NAV per Share as of September 30, 2022, as well as the calculation of our prior estimated NAV per Share as of September 30, 2021. The estimated NAV per Share of $14.75 as of September 30, 2022, reflects an increase of $1.84, or 14.3%, from the estimated NAV per Share of $12.91 as of September 30, 2021.

	As of	As of
	September 30, 2022	September 30, 2021
Investments in real estate(1)	$25.73	$24.52
Cash and cash equivalents	2.95	1.89
Restricted cash	0.25	0.35
Marketable securities	0.17	0.18
Note receivable	0.28	0.68
Notes payable	(14.34)	(13.73)
Other assets and liabilities, net	(0.29)	(0.32)
Noncontrolling interests	-	(0.66)
Estimated NAV per Share(2)	$14.75	$12.91

Notes:

(1)	The following are the key assumptions (shown on a weighted average basis) used in the discounted cash flow models to estimate the value of our eight wholly owned multifamily properties.

Exit capitalization rate	5.98%
Discount rate	7.14%
Annual market rent growth	3.00%
Average holding period (in years)	10.0

(2)	As of September 30, 2022, we had 20,056,618 shares of common stock outstanding. The potential dilutive effect of our common stock equivalents does not affect our estimated NAV per Share as there were no potentially dilutive securities outstanding as of the valuation date.

As of September 30, 2022, the aggregate estimated value of our investments in real estate was $516.0 million and the aggregate carrying value of our investments in real estate was $360.5 million, which equates to an overall increase in value of 43.1%.

While we believe that our assumptions utilized are reasonable, a change in these assumptions would affect the calculation of the value of our real estate assets. The table below presents the estimated increase or decrease to our estimated NAV per Share resulting from a 25 basis point increase and decrease in the discount rates and capitalization rates for our eight wholly owned multifamily properties. The table is presented to provide a hypothetical illustration of possible results if only one change in assumptions was made, with all other factors remaining constant. Further, each of these assumptions could change by more or less than 25 basis points or not at all.

	Change in NAV per Share
	Increase of	Decrease of
	25 basis points	25 basis points
Capitalization rate	$(1.19)	$1.32
Discount rate	$(0.48)	$0.48

Historical Estimated NAV per Share

The historical reported estimated NAV per Share of our common stock as approved by our board of directors for the preceding year is set forth below:

$12.91	September 30, 2021	Current Report on Form 8-K filed November 12, 2021

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

The following factors may cause a stockholder not to ultimately realize distributions per share of common stock equal to the estimated NAV per Share upon liquidation:

●	The methodology used to determine estimated NAV per Share includes a number of estimates and assumptions that may not prove to be accurate or complete as compared to the actual amounts received in the liquidation.

●	In a liquidation, certain assets may not be liquidated at their estimated values because of transfer fees and disposition fees, which are not reflected in the estimated NAV calculation.

●	In a liquidation debt obligations may have to be prepaid and the costs of any prepayment penalties may reduce the liquidation amounts. Prepayment penalties are not included in determining the estimated value of liabilities in determining estimated NAV.

●	In a liquidation, the real estate assets may derive a portfolio premium which premium is not considered in determining estimated NAV.

●	In a liquidation, the potential buyers of the assets may use different estimates and assumptions than those used in determining estimated NAV.

●	If the liquidation occurs through a listing of the common stock on a national securities exchange, the capital markets may value the Company’s net assets at a different amount than the estimated NAV. Such valuation would likely be based upon customary REIT valuation methodology including funds from operation (FFO) multiples of other comparable REITs, FFO coverage of dividends and adjusted FFO payout of the Company’s anticipated dividend.

●	If the liquidation occurs through a merger of the Company with another REIT, the amount realized for the common stock may not equal the estimated NAV per Share because of many factors including the aggregate consideration received, the make-up of the consideration (e.g., cash, stock or both), the performance of any stock received as part of the consideration during the merger process and thereafter, the reception of the merger in the market and whether the market believes the pricing of the merger was fair to both parties.

Holders

As of March 15, 2023, we had 20.0 million shares of common stock outstanding held by 9,984 stockholders.

Distributions

Prior to 2012, our board of directors declared distributions on a regular quarterly basis based on daily record dates, portions of which were paid on a monthly basis. During the first quarter of 2012, our board of directors determined to cease regular distributions.

During 2014 and 2015, our board of directors declared a total of $77.1 million, or $3.00 per share of common stock, in special cash distributions, all of which were paid to stockholders during 2014, 2015, and 2016. These special cash distributions were paid with a portion of proceeds from asset sales. No further distributions were declared or paid from 2016 through 2022.

Future distributions, if any, declared will be at the discretion of the board of directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. The board of directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, operating and interest expenses, our ability to refinance near-term debt, as well as the IRS’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. We cannot assure that any future distributions will be made or that we will maintain any particular level of distributions that we have previously established or may establish.

Recent Sales of Unregistered Securities

During the year ended December 31, 2022 and 2021, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Redemption Program

Our board of directors has adopted a share redemption program (the “SRP”) that permits stockholders to sell their shares back to us, subject to the significant conditions and limitations of the program. Our board of directors can amend the provisions of the SRP at any time without the approval of stockholders.

Effective March 25, 2021, our Board of Directors reopened the SRP, which had been suspended since December 13, 2019, solely for redemptions submitted in connection with a stockholder’s death and set the price for all such purchases to our current NAV per Share, as determined by our board of directors and reported by us from time to time.

On November 10, 2022, our board of directors adopted a Seventh Amended and Restated Share Redemption Program (the “Amended SRP”), which became effective on January 1, 2023. Under the terms of the Amended SRP, any stockholder may request redemption of their shares, subject to the significant conditions and limitations of the program. Redemption requests will no longer be limited to requests upon the death of a qualifying stockholder, as had been the case under the SRP through December 31, 2022. Additionally, under the terms of the Amended SRP, we will redeem shares at 85% of the NAV per Share as of the date the request for redemption is approved.

Pursuant to the terms of the Amended SRP, any shares approved for redemption are redeemed on a periodic basis as determined by our board of directors, generally expected to be at the end of each quarterly period. However, we will not redeem, during any calendar year, more than 5% of the number of shares outstanding on last day of the previous calendar year (the “5% Limitation”). Our board of directors will set the cash available for redemption of shares not less often than annually (the “Funding Limitation” and, together with the 5% Limitation, the “Redemption Limitations”). Our board of directors has set the amount of cash available for redemption of shares for the year ended December 31, 2023 at $8.0 million, which is generally to be allocated $2.0 million for each quarterly period. We may change the amount of the Redemption Limitations upon 10 business days’ notice to our stockholders and will provide notice of any change to the Redemption Limitations by including such information in (a) a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the United States Securities and Exchange Commission or (b) a separate mailing to our stockholders.

Redemption requests will be honored pro rata among all requests received subject to the Redemption Limitations and will not be honored on a first come, first served basis.

Our board of directors reserves the right in its sole discretion at any time and from time to time, subject to any notice requirements described in our SRP, to (1) reject any request for redemption of shares, (2) change the purchase price for redemption of shares, (3) limit the funds to be used for redemption of shares under the SRP or otherwise change the Redemption Limitations, or (4) amend, suspend (in whole or in part) or terminate the SRP.

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

During the year ended December 31, 2022 we redeemed 83,876 shares of common stock, pursuant to the SRP at an average price per share of $12.91 per share. During the year ended December 31, 2021 we redeemed 65,029 shares of common stock, pursuant to the SRP at an average price per share of $9.42 per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Executive Overview

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who were distressed or faced time-sensitive deadlines. In addition, our opportunistic and value-add investment strategy has included investments in real estate-related assets that present opportunities for higher current income. Since inception, we have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, multifamily and student housing. We have purchased existing, income-producing properties and newly constructed properties. We have also invested in mortgage and mezzanine loans. We have made our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. As of December 31, 2022, our investments included multifamily properties and a note receivable. All of our current investments are located in the United States. We currently intend to hold our various real properties until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

Current Environment

Our operating results are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, inflation and recession.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges, and developments related to the COVID-19 pandemic, and other changes in economic conditions, may adversely affect our results of operations and financial performance.

Liquidity and Capital Resources

We had cash and cash equivalents of $59.6 million, marketable securities, available for sale of $3.5 million and restricted cash of $5.1 million as of December 31, 2022. Our principal demands for funds going forward are expected to be for the payment of (a) operating expenses, including capital expenditures, and (b) scheduled debt service on our outstanding indebtedness, including any required interest rate cap agreements. We also may, at our discretion, use funds for (a) tender offers and/or redemptions of shares of our common stock, (b) distributions, if any, to our shareholders, and (c) selective acquisitions and/or real estate-related investments. Generally, we expect to meet our cash needs with our cash and cash equivalents on hand along with our cash flow from operations, the release of certain funds held in restricted cash, the remaining availability on certain of our mortgage loans and the repayment of our outstanding note receivable. However, to the extent that these sources are not sufficient to cover our cash needs for at least twelve months from the date of filing this report, we may also use proceeds from additional borrowings and/or selective asset sales to fund such needs.

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

Recent Acquisition and Disposition Activities

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

Disposition of the River Club Properties

On December 22, 2021, we completed the disposition of the River Club Apartments and the Townhomes at River Club (collectively the “River Club Properties”), two student housing complexes with a total of 1,134 beds located in Athens, Georgia, for a contractual sales price of $77.3 million to an unrelated third party. In connection with the transaction, we repaid in full the existing outstanding mortgage indebtedness of $30.4 million secured by the River Club Properties. Additionally, on December 20, 2021, we paid approximately $10.2 million for the 15.0% membership interest held in the River Club Properties by a minority owner and as a result, at the time of the completion of the sale of the River Club Properties it was wholly owned by us. In connection with the disposition of the River Club Properties, we recognized a gain on the sale of investment property of $55.0 million during the fourth quarter of 2021.

Acquisition of Noncontrolling Interest in Parkside Apartments

On December 30, 2021, we acquired the noncontrolling member’s 10.0% ownership interest in a 240-unit multifamily property located in Sugar Land, Texas (the “Parkside Apartments”) for $3.6 million and as a result, now own 100% of Parkside Apartments.

Debt Financings

From time to time, we have obtained mortgage, bridge, or mezzanine loans for acquisitions and investments, as well as property development, redevelopment and renovations. In the future, we may obtain new financings for such activities or to refinance our existing real estate assets, depending on multiple factors.

Our aggregate notes payable balance was $290.3 million, net of deferred financing fees of $3.4 million, and had a weighted average interest rate of 4.33% as of December 31, 2022. Our aggregate notes payable balance was $277.6 million, net of deferred financing fees of $4.8 million, and had a weighted average interest rate of 3.79% as of December 31, 2021.

Recent Debt Transactions

BayVue Apartments Mortgage

On July 7, 2021, we entered into a non-recourse mortgage loan facility for up to $52.2 million (the “BayVue Apartments Mortgage”) scheduled to initially mature on July 9, 2024, with two, one-year extension options, subject to the satisfaction of certain conditions. The BayVue Apartments Mortgage requires monthly interest-only payments through its maturity date and bears interest at LIBOR plus 3.00% subject to a 3.10% floor. Additionally, the BayVue Apartments Mortgage provides for a replacement benchmark rate in connection with the phase-out of LIBOR, which is expected to be for periods after June 30, 2023. The BayVue Apartments Mortgage is collateralized by the BayVue Apartments. As of December 31, 2022, the outstanding principal balance and remaining availability under the BayVue Apartments Mortgage was $46.4 million and $5.8 million, respectively. The remaining availability may be drawn for certain capital improvements to the property pursuant to the terms of the loan agreement. Pursuant to the terms of the BayVue Apartments Mortgage, we are required to enter into one or more interest rate cap agreements in the notional amount of $52.2 million for as long as the BayVue Apartments Mortgage remains outstanding. In connection with the BayVue Apartments Mortgage, we have entered into an interest rate cap agreement with a notional amount of $52.2 million pursuant to which the LIBOR rate is capped at 2.50% through July 15, 2023.

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

Citadel Apartments Mortgages

On October 6, 2021, we entered into a non-recourse mortgage loan facility for up to $39.2 million (the “Citadel Apartments Senior Mortgage”). The Citadel Apartments Senior Mortgage requires monthly interest-only payments through its maturity date and bears interest at LIBOR plus 1.50% subject to a 1.60% floor. Simultaneously, on October 6, 2021, we also entered into a non-recourse mortgage loan facility for $9.8 million (the “Citadel Apartments Junior Mortgage” and together with the Citadel Apartments Senior Mortgage, the “Citadel Apartments Mortgages”). The Citadel Apartments Junior Mortgage requires monthly interest-only payments through its maturity date and bears interest at LIBOR plus 8.75%, subject to an 8.85% floor. Additionally, the Citadel Apartments Mortgages provide for a replacement benchmark rate in connection with the phase-out of LIBOR, which is expected to be for periods after June 30, 2023.

The Citadel Apartments Mortgages initially mature on October 11, 2024, with two one-year extension options, subject to the satisfaction of certain conditions, and are collateralized by the Citadel Apartments while the Citadel Apartments Junior Mortgage is subordinate to the Citadel Apartments Senior Mortgage. In connection with the acquisition of the Citadel Apartments, an aggregate $38.0 million was initially funded under the Citadel Apartments Mortgages and we paid the balance of the purchase price of $28.0 million with cash. As of December 31, 2022, the aggregate outstanding principal balance and remaining availability under the Citadel Apartment Mortgages were $49.0 million. Pursuant to the terms of the Citadel Apartments Mortgages, we are required to enter into one or more interest rate cap agreements in the notional amount of $49.0 million for as long as the Citadel Apartments Mortgages remain outstanding. In connection with the Citadel Apartments Mortgages, we have entered into an interest rate cap agreement with a notional amount of $49.0 million pursuant to which the LIBOR rate is capped at 2.00% through October 11, 2023.

Contractual Obligations

One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt. The following table provides information with respect to the contractual maturities and scheduled debt service payments of our indebtedness as of December 31, 2022 (dollars in thousands):

Contractual Obligations	2023	2024	2025	2026	2027	Thereafter	Total
Mortgage Payable	$2,191	$97,905	$18,138	$147,729	$654	$27,078	$293,695
Interest Payments(1)	15,280	13,165	7,609	2,698	943	2,111	41,806
Total Contractual Obligations	$17,471	$111,070	$25,747	$150,427	$1,597	$29,189	$335,501

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month LIBOR rate as of December 31, 2022 was used.

Results of Operations

As of December 31, 2022, we had eight wholly owned real estate investments (multifamily properties) and one real estate-related investment (mezzanine loan).

On July 7, 2021 we acquired the BayVue Apartments and on October 6, 2021 we acquired the Citadel Apartments (collectively, the “Acquisitions”).

On March 17, 2021 we disposed of the Lakes of Margate and on December 22, 2021 we disposed of the River Club Properties (collectively, the “Dispositions”).

The Dispositions did not qualify to be reported as discontinued operations since they did not represent a strategic shift that had a major effect on our operations and financial results. Accordingly, the operating results of the Dispositions are reflected in our results from continuing operations for all periods presented through their dates of disposition.

Year ended December 31, 2022 as compared to the year ended December 31, 2021

Our results of operations for the year ended December 31, 2022 compared to the same period in 2021 reflect our acquisition and disposition activities during such periods. Properties which were owned by us during the entire periods presented are referred to as our “Same Store” properties.

The following table provides summary information about our results of operations for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,		Increase/	Percentage	Change due to	Change due to	Change due to Same
	2022	2021	(Decrease)	Change	Acquisitions(1)	Dispositions(2)	Store(3)
Rental revenues	$46,970	$43,134	$3,836	9.0%	$7,944	$(7,447)	$3,339
Property operating expenses	15,253	14,498	755	5.0%	2,801	(3,080)	1,034
Real estate taxes	6,815	5,865	950	16.0%	1,645	(720)	25
General and administrative	7,618	6,982	636	9.0%	112	(63)	587
Depreciation and amortization	17,534	14,858	2,676	18.0%	4,012	(1,561)	225
Interest expense, net	13,738	10,640	3,098	29.0%	3,637	(891)	352

(1)	Represents the effect on our operating results for the periods indicated resulting from our acquisitions of the BayVue Apartments and the Citadel Apartments.
(2)	Represents the effect on our results for the periods indicated resulting from our dispositions of the Lakes of Margate and River Club Properties.
(3)	Represents the change for the year ended December 31, 2022 compared to the same period in 2021 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store properties for the periods ended December 31, 2022 and 2021 include Arbors Harbor Town, Parkside Apartments, Flats at Fishers, Axis at Westmont, Valley Ranch Apartments and Autumn Breeze.

The following table reflects total rental revenues and total property operating expenses for the years ended December 31, 2022 and 2021 for our (i) Same Store properties, (ii) acquisitions and (iii) dispositions (dollars in thousands):

	Year Ended December 31,
Description	2022	2021	Change
Rental Revenues:
Same Store	$35,031	$31,692	$3,339
Acquisitions	11,939	3,995	7,944
Disposition	-	7,447	(7,447)
Total rental revenues	$46,970	$43,134	$3,836

Property operating expenses:
Same Store	$10,891	$9,857	$1,034
Acquisitions	4,426	1,625	2,801
Disposition	(64)	3,016	(3,080)
Total property operating expenses	$15,253	$14,498	$755

The tables below reflect occupancy and effective monthly rental rates for our Same Store properties:

	Occupancy		Effective Monthly Rent per Unit(1)
	As of December 31,		As of December 31,
Property	2022	2021	2022	2021
Arbors Harbor Town	90%	94%	$1,697	$1,523
Parkside Apartments	94%	98%	$1,411	$1,282
Flats at Fishers	94%	96%	$1,519	$1,377
Axis at Westmont	96%	93%	$1,453	$1,310
Valley Ranch Apartments	95%	90%	$1,715	$1,603
Autumn Breeze Apartments	93%	91%	$1,380	$1,232
BayVue Apartments	92%	95%	$1,424	$1,155
Citadel Apartments	91%	96%	$1,676	$1,563

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

Revenues Rental revenues for the year ended December 31, 2022 were $47.0 million, an increase of $3.9 million, compared to $43.1 million for the same period 2021. Excluding the effect of our acquisition and disposition activities, our rental revenues increased by $3.3 million for our Same Store properties primarily as a result of higher average monthly rent per unit.

Property Operating Expenses Property operating expenses for the year ended December 31, 2022 were $15.3 million, an increase of $0.8 million, compared to $14.5 million for the same period in 2021. Excluding the effect of our acquisition and disposition activities, our property operating expenses increased by $1.0 million for our Same Store properties primarily as a result of higher utilities and repair and maintenance costs.

Real Estate Taxes Real estate taxes for the year ended December 31, 2022 were $6.8 million, an increase of $0.9 million, compared to $5.9 million for the same period in 2021. Excluding the effect of our acquisition and disposition activities, our real estate taxes were unchanged for our Same Store properties.

General and Administrative Expenses General and administrative expenses for the year ended December 31, 2022 were $7.6 million, an increase of $0.6 million, compared to $7.0 million for the same period in 2021. The increase is principally attributable to higher asset management fees during the 2022 period resulting from our acquisition and investment activities. General and administrative expenses primarily consist of audit fees, legal fees, board of directors’ fees, and other administrative expenses, including certain costs paid to our advisor.

Depreciation and Amortization Depreciation and amortization for the years ended December 31, 2022 and 2021 were $17.5 million and $14.9 million, respectively. Excluding the effect of our acquisition and disposition activities, depreciation and amortization increased by $0.2 million for our Same Store properties.

Interest Expense, Net Interest expense, net for the year ended December 31, 2022 was $13.7 million, an increase of $3.1 million, compared to $10.6 million for the same period in 2021. Excluding the effect of our acquisition and disposition activities, interest expense increased by $0.4 million for our Same Store properties. The increase in interest expense is primarily attributable to financings associated with our multifamily properties and reflects changes in the weighted average principal outstanding during the periods primarily associated with the Arbors Harbor Town Supplemental Mortgage and Flats at Fishers Supplemental Mortgage that were both entered into during the third quarter of 2021.

Gain on Sale of Investment Property Our gain on the sale of investment property for the year ended December 31, 2021 of $82.8 million consists of a gain on the sale of Lakes of Margate of $27.8 million (recognized during the first quarter of 2021) and a gain on the sale of the River Club Properties of $55.0 million (recognized during the fourth quarter of 2021).

Gain on Disposition of Unconsolidated Joint Venture During the second quarter of 2021 we recognized a gain of $1.5 million in connection with our receipt of the final settlement of our prior participation in the residual interests of Prospect Park.

Mark to Market Adjustment on Derivative Financial Instruments During the years ended December 31, 2022 and 2021, we recorded positive mark to market adjustments on our derivative financial instruments of $1.8 million and $25, respectively. These mark to market adjustments represented the change in the fair value of our interest rate cap contracts during the period.

Income Tax Benefit During 2015, we recorded an aggregate provision for income tax of $2.7 million representing estimated foreign income tax due as a result of the sale of two foreign investments, Alte Jakobstraße and Holstenplatz. During the first quarter of 2022, we recorded an income tax benefit of $0.8 million representing a partial refund of the foreign income tax paid.

Interest Income Interest income for the year ended December 31, 2022 was $1.9 million, a slight decrease of $0.1 million, compared to $2.0 million for the same period in 2021. Our interest income is primarily attributable to interest earned on our note receivable.

Summary of Cash Flows

Operating activities

The net cash provided by operating activities of $8.5 million for the year ended December 31, 2022 consisted primarily of our net loss of $8.7 million less the positive mark to market adjustments on derivative financial instruments of $1.8 million and non-cash interest income of $0.5 million plus the net change in operating assets and liabilities of $0.5 million, depreciation and amortization of $17.5 million and amortization of deferred financing costs of $1.4 million.

Investing activities

The net cash provided by investing activities of $0.8 million for the year ended December 31, 2022 consisted of our proceeds received from the repayment of note receivable of $10.6 million partially offset by our capital expenditures of $9.8 million.

Financing activities

The net cash provided by financing activities of $10.2 million for the year ended December 31, 2022 consisted primarily of our net proceeds from notes payable of $13.1 million partially offset by debt principal payments of $1.7 million and redemptions and cancellation of shares of common stock of $1.1 million.

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

Our calculations of FFO and MFFO are presented below (dollars and shares in thousands, except per share amounts):

	For the Year Ended December 31,
Description	2022	2021
Net (loss)/income	$(8,650)	$77,494
FFO adjustments:
Depreciation and amortization of real estate assets	17,534	14,858
Gain on disposition of unconsolidated joint venture	-	(1,457)
Gain on sale of investment property	-	(82,819)
FFO	8,884	8,076
MFFO adjustments:
Noncash adjustments:
Gain on forgiveness of debt(2)	-	(128)
Mark-to-market adjustments(1)	(1,762)	(26)
Gain on sale of marketable securities(2)	-	(14)
MFFO before straight-line rent	7,122	7,908
Straight-line rent(3)	-	-
MFFO - IPA recommended format	$7,122	$7,908

Net (loss)/income	$(8,650)	$77,494
Less: income attributable to noncontrolling interests	-	(199)
Net income/(loss) applicable to Company's common shares	$(8,650)	$77,295
Net income/(loss) per common share, basic and diluted	$(0.43)	$3.83

FFO	$8,884	$8,076
Less: FFO attributable to noncontrolling interests	-	(509)
FFO attributable to Company's common shares	$8,884	$7,567
FFO per common share, basic and diluted	$0.44	$0.38

MFFO - IPA recommended format	$7,122	$7,908
Less: MFFO attributable to noncontrolling interests	-	(509)
MFFO attributable to Company's common shares	$7,122	$7,399

Weighted average number of common shares outstanding, basic and diluted	20,077	20,169

(1)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(2)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

Distributions

Prior to 2012, our board of directors declared distributions on a regular quarterly basis based on daily record dates, portions of which were paid on a monthly basis. During the first quarter of 2012, our board of directors determined to cease regular distributions.

During 2014 and 2015, our board of directors declared a total of $77.1 million, or $3.00 per share of common stock, in special cash distributions, all of which were paid to stockholders during 2014, 2015, and 2016. These special cash distributions were paid with a portion of proceeds from asset sales. No further distributions were declared or paid from 2016 through 2022.

Future distributions, if any, declared will be at the discretion of the board of directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. The board of directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, operating and interest expenses, our ability to refinance near-term debt, as well as the IRS’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. We cannot assure that any future distributions will be made or that we will maintain any particular level of distributions that we have previously established or may establish.

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

Upon the acquisition of real estate properties that qualify as a business, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their fair values. The acquisition date is the date on which we obtain control of the real estate property. The assets acquired and liabilities assumed may consist of land, inclusive of associated rights, buildings, assumed debt and identified intangible assets and liabilities. Identified intangible assets generally consist of above-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions, and tenant relationships. Identified intangible liabilities generally consist of below-market leases. Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of consideration transferred and any noncontrolling interests in the acquiree over the fair value of the identifiable net assets acquired. Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired. Acquisition-related costs are expensed in the period incurred. Initial valuations are subject to change until our information is finalized, which is no later than twelve months from the acquisition date.

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods believed to be used by market participants. Buildings are depreciated over the estimated useful lives of 39 years and 25 years, respectively, using the straight-line method.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of December 31, 2022, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of December 31, 2022, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our principal executive officer and principal financial officer, evaluated, as of December 31, 2022, the effectiveness of our internal control over financial reporting using the criteria established in Internal Control—New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting, as of December 31, 2022, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Andreas K. Bremer, 66, has served as one of our independent directors since November 2007 and as Lead Director since June 2017 Mr. Bremer currently serves as President and Chief Executive Officer of International Capital, LLC, a position he has held since 2018. Mr. Bremer joined International Capital as its Chief Financial Officer in October 2002 and became its Executive Vice President in 2005. International Capital specializes in acquisition, disposition, management and administration of commercial investment properties, and Mr. Bremer is responsible for all financial aspects of the company’s operations. Before joining International Capital, Mr. Bremer was the Chief Financial Officer of ATLASwerks®, a leading communication software company in Dallas. He acted as a corporate finance consultant for two years at McKinsey & Co. in both the Dallas and New York offices and served as Vice President of Finance and Treasurer at Paging Network, Inc. Mr. Bremer started his career at COMMERZBANK AG in Germany and spent seven of his 13-year tenure at the company’s New York and Atlanta offices. Mr. Bremer has over 25 years of financial and general management experience with extensive knowledge of corporate finance and commercial lending both in the United States and other countries, particularly Germany and holds a degree as CCIM. Mr. Bremer has served as Chairman of the German International School in Dallas since 2009. He was the Director of the Texas Warburg Chapter of the American Council on Germany in Dallas and, as Knight of Justice, is a member of the Order of St. John. . In 2018, Mr. Bremer was appointed Honorary Counsel of the Federal Republic of Germany in Dallas 2018 and continues to serve in that capacity. Mr. Bremer received a law degree from the Johannes-Gutenberg University in Mainz, Germany.

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

Diane S. Detering-Paddison, 63, has served as one of our independent directors since June 2009. Ms. Detering-Paddison serves as President of 4word, www.4wordwomen.org, a not-for-profit organization she founded that connects, leads and supports professional Christian women and enables them to reach their potential. From February 2010 until June 2014, Ms. Detering-Paddison served as Chief Strategy Officer of Cassidy Turley, one of the nation’s largest commercial real estate service providers. Prior to joining Cassidy Turley, Ms. Detering-Paddison served as the Chief Operating Officer of ProLogis, an owner, manager, and developer of distribution facilities, from June 2008 until January 2009. Prior to that, Ms. Detering-Paddison was with CB Richard Ellis and Trammell Crow Company for over 20 years. During her time there, she served as Senior Vice President, Corporate and Investor Client Accounts from April 2001 until December 2004, Chief Operating Officer, Global Services from January 2005 until December 2006, and President, Global Corporate Services - Client Accounts from December 2006 until May 2008. Ms. Detering-Paddison was part of a ten member executive team that managed the merger between Trammell Crow Company and CB Richard Ellis in December 2006. Ms. Detering-Paddison serves on the Salvation Army’s National Advisory Board. Ms. Detering-Paddison is the author of “Work, Love, Pray.” Ms. Detering-Paddison holds a Master of Business Administration degree from the Harvard Graduate School of Business and a Bachelor of Science degree from Oregon State University where she graduated as Valedictorian.

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

Mitchell Hochberg, 70, was appointed Chairman of our Board of Directors on August 31, 2021 and has been our Chief Executive Officer since September 28, 2017. Mr. Hochberg also serves as President and Chief Operating Officer of Lightstone Value Plus REIT I, Inc. (“Lightstone I”), Lightstone Value Plus REIT II, Inc. (“Lightstone II”), Lightstone Value Plus REIT III, Inc. (“Lightstone III”), Lightstone Value Plus REIT IV, Inc. (“Lightstone IV”) and their respective advisors. From October 2014 to the present, Mr. Hochberg has served as President of Lightstone Enterprises. Mr. Hochberg was appointed Chief Executive Officer of Behringer Harvard Opportunity REIT I, Inc. (“BH OPP I”) effective as of September 28, 2017. Prior to joining The Lightstone Group in August 2012, Mr. Hochberg served as principal of Madden Real Estate Ventures from 2007 to August 2012 when it combined with our sponsor. Mr. Hochberg held the position of President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States from early 2006 to early 2007 and prior to that Mr. Hochberg founded Spectrum Communities, a developer of luxury neighborhoods in the northeast of the United States, in 1985 where for 20 years he served as its President and Chief Executive Officer. Mr. Hochberg served on the board of directors of Belmond Ltd from 2009 to April 2019. Additionally, through October 2014 Mr. Hochberg served on the board of directors and as Chairman of the board of directors of Orleans Homebuilders, Inc Mr. Hochberg received his law degree as a Harlan Fiske Stone Scholar from Columbia University School of Law and graduated magna cum laude from New York University College of Business and Public Administration with a Bachelor of Science degree in accounting and finance.

Jeffrey F. Joseph, 81, has served as one of our independent directors since September 2017. Mr. Joseph served as President, Chief Executive Officer and director of Presidential Realty Corporation, a publicly held company focused on the development and ownership of multi-family residential properties, from 1991 until his retirement in 2011. From 1979 to 1991, Mr. Joseph served as a principal of Ivy Properties Ltd. and as General Counsel of Presidential Realty Corporation from 1973 to 1979. Mr. Joseph is Chairman of the Board of Takoda Service Dogs Inc., a charitable organization that provides service dogs to Veterans suffering from PTSD. Mr. Joseph began his career 1967 as an associate with Hughes Hubbard Blair & Reed. Mr. Joseph holds a Bachelor of Arts degree from Cornell University with a major in Economics and a Juris Doctorate degree from Cornell Law School, where he graduated Summa Cum Laude.

Our board of directors has concluded that Mr. Joseph is qualified to serve as one of our directors for reasons including his more than 40 years of real estate industry experience.

David Lichtenstein, 61, was appointed Chairman Emeritus on August 31, 2021 and previously served as one of our directors and Chairman of the Board of Directors from September 2017 through August 31, 2021. Mr. Lichtenstein is Chairman and Chief Executive Officer of our Advisor. Mr. Lichtenstein founded both American Shelter Corporation and Lightstone. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone, directing all aspects of the acquisition, financing and management of a diverse portfolio of multi-family, lodging, retail and industrial properties located in 20 states and Puerto Rico. From June 2004 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Officer of Lightstone I and Chief Executive Officer of Lightstone Value Plus REIT LLC, its advisor. From April 2008 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Offer of Lightstone II and Lightstone Value Plus REIT II LLC, its advisor. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone III, and as Chief Executive Officer of Lightstone Value Plus REIT III LLC, its advisor. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone IV, and as Chief Executive Officer of Lightstone Real Estate Income LLC, its advisor. From October 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Enterprises Limited (“Lightstone Enterprises”). From July 2015 to the present, Mr. Lichtenstein has served as a member of the Board of Directors of the New York City Economic Development Corporation, New York City’s primary economic development vehicle. Mr. Lichtenstein is on the Board of Governors of the Real Estate Board of New York, a Trustee of the Citizens Budget Commission, and is a Member of The Economic Club of New York and the Real Estate Roundtable, and Co-Chair of the Real Estate Capital Policy Advisory Committee. He is also a member of the Brookings Institution’s Economic Studies Council and a trustee of The Touro College and University System and sits on the Board Supervisory Committee for The New York Medical College. Mr. Lichtenstein is a founder of the Friendship House, an organization that provides housing for families of sick children and adults in the Greater New York City area. Mr. Lichtenstein is also a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group, as well as a member of the Board of Directors of Touro College and New York Medical College.

Jeffrey P. Mayer, 66, has served as one of our independent directors since November 2007 and is chairman of our audit committee. Mr. Mayer previously served as a consultant serving the real estate industry and is the owner of Mayer Financial Consulting, LLC and is the firm’s sole employee. This firm was started in 2011 to provide consulting services to individuals and businesses primarily dealing with financial investments and real estate. From 2000 until 2007, Mr. Mayer was the Chief Financial Officer of ClubCorp, Inc., a holding company that owns and operates premier golf and business clubs and destination golf resorts. He previously served as Chief Financial Officer of Bristol Hotels & Resorts in Dallas, a position he held from 1996 until the company’s acquisition by Bass PLC in early 2000. Prior to joining Bristol, he was Corporate Controller at Host Marriott Corporation (formerly Marriott Corporation) and, prior to that, held various senior financial positions at Marriott Corporation. He also serves as treasurer and board member of the Georgia Chapter of The American Foundation for Suicide Prevention. In addition, he serves or has previously served as the Audit Committee chairman for three other organizations including both profit and not-for-profit entities. He was a board member of the Dallas Children’s Advocacy Center and chairman of its audit committee. A graduate of the College of William & Mary, he began his career as an accountant with Arthur Andersen LLP.

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

Cynthia Pharr Lee, 74, has served as one of our independent directors since November 2007. Ms. Lee serves as Chairman of Dala Communications and she was CEO of its predecessor firm, C. Pharr & Company, which provides strategic brand, marketing and public relations services to many real estate, construction, design and other B2B clients. Ms. Pharr Lee also serves as an independent board member of AAA Auto Club of Southern California. From 2016 through 2020, Ms. Pharr Lee served as a member of the board of directors of Darling Ingredients Inc. (DAR-NYSE) and its audit and compensation committees. From 1994 through February 2014, Ms. Pharr Lee served as a member of the board of directors of CEC Entertainment, Inc. (CEC-NYSE) and its audit and compensation committees. A co-founder of Texas Women Ventures Fund, Ms. Pharr Lee serves on the Fund’s Investment Advisory Committee. Ms. Pharr Lee is a former president of Executive Women of Dallas and former national chairman of the Counselor’s Academy of the Public Relations Society of America. From May 1989 through February 1993, Ms. Lee was President and Chief Executive Officer of Tracy Locke/Pharr Public Relations, a division of Omnicom (NYSE). Ms. Lee has earned designation as a Board Leadership Fellow of the National Association of Corporate Directors (NACD) and has also earned the CERT Certificate in Cybersecurity Oversight through a program sponsored by NACD and Carnegie Mellon University. She received her Bachelor of Science degree in English (summa cum laude) and her Master of Arts degree in English from Mississippi State University.

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

Executive Officers

In addition, the following individuals serve as our executive officers:

Mitchell Hochberg for biographical information about Mr. Hochberg, see “Item 10 - Directors.”

Seth Molod, 59, was appointed our Chief Financial Officer and Treasurer August 27, 2018. Mr. Molod also serves as Chief Financial Officer and Treasurer of Lightstone I, Lightstone II, Lightstone III and Lightstone IV. Mr. Molod also serves as the Executive Vice President and Chief Financial Officer of our Sponsor and as the Chief Financial Officer of our Advisor and the advisors of Lightstone I, Lightstone II, Lightstone III and Lightstone IV. Prior to joining The Lightstone Group in August of 2018, Mr. Molod served as an Audit Partner, Chair of Real Estate Services and on the Executive Committee of Berdon LLP, a full service accounting, tax, financial and management advisory firm (“Berdon”). Mr. Molod joined Berdon in 1989. He has extensive experience advising some of the nation’s most prominent real estate owners, developers, managers, and investors in both commercial and residential projects. Mr. Molod has worked with many privately held real estate companies as well as institutional investors, REITs, and other public companies. Mr. Molod is a licensed certified public accountant in New Jersey and New York and a member of the American Institute of Certified Public Accountants. Mr. Molod holds a Bachelor of Business Administration degree in Accounting from Muhlenberg College.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to the Company during and with respect to the fiscal year ended December 31, 2022 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2021.

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

Directors’ Compensation

For the years ended December 31, 2022 and 2021, we paid each of our directors who are Independent Directors as defined in our charter an annual retainer of $60,000. In addition, we paid the chairperson of the audit committee and our lead independent director an annual retainer of $10,000 and the chairpersons of our nominating and compensation committees annual retainers of $5,000 each. These retainers were payable quarterly in arrears. In addition, we paid each of our directors who are Independent Directors as defined in our charter (a) $1,500 for each board of directors or permanent committee meeting attended, (c) $1,000 for each special committee meeting attended, and (c) $500 for each written consent considered by the director.

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. If a director is also an affiliate director, we do not pay compensation for services rendered as a director.

Effective January 1, 2023, we pay each of our directors who are Independent Directors as defined in our charter an annual retainer of $66,000. In addition, we pay the chairperson of the audit committee and our lead independent director an annual retainer of $11,000 and the chairpersons of our nominating and compensation committees annual retainers of $5,500 each. These retainers are payable quarterly in arrears. In addition, we pay each of our directors who are Independent Directors as defined in our charter (a) $1,500 for each board of directors or permanent committee meeting attended, (c) $1,000 for each special committee meeting attended, and (c) $500 for each written consent considered by the director.

Director Compensation Table

The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2022:

Name	Fees Earned(1)
Andreas K. Bremer	$98,000
Diane S. Detering-Paddison	$78,000
Jeffrey F. Joseph	$78,000
Steven Spinola	$78,000
Jeffrey P. Mayer	$88,000
Cynthia Pharr Lee	$83,000

(1)	Includes fees earned for services rendered in 2021, regardless of when paid.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee served as an officer or employee of the Company or any of our subsidiaries during the fiscal year ended December 31, 2022 or formerly served as an officer of the Company or any of our subsidiaries. In addition, during the fiscal year ended December 31, 2022, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers or directors serving as a member of our board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of March 15, 2023 regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, each of our executive officers, and our directors and executive officers as a group:

Name of Beneficial Owner(2)	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
David Lichtenstein	-	-
Andreas K. Bremer	-	-
Diane S. Detering-Paddison	-	-
Jeffrey P. Mayer	-	-
Cynthia Pharr Lee	-	-
Steven Spinola	-	-
Jeffrey F. Joseph	-	-
Mitchell Hochberg	-	-
Seth Molod	-	-
All directors and executive officers as a group (nine persons)	-	-

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 15, 2023. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	The address of our directors and officers is c/o Lightstone Value Plus REIT V, Inc., 1985 Cedar Bridge Avenue, Suite 1, Lakewood, New Jersey 08701.

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

Advisor and Affiliates

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

We have agreements with the Advisor and its affiliates to pay certain fees and reimburse certain expenses in connection with services performed and costs incurred by these entities and other related parties. We are dependent on the Advisor and its affiliates for certain services that are essential to us, including investment decisions, asset disposition decisions, property management and leasing services, and other general administrative responsibilities. In the event that these companies were unable to provide us with their respective services, we would be required to obtain such services from other sources.

The advisory agreement has a one-year term and is renewable annually upon the mutual consent of our Advisor and our independent directors.

The following discussion describes the fees and expenses payable to the Advisor and its affiliates under various agreements.

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

Construction Management -

We pay our property manager a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We were not charged any construction management fees for the years ended December 31, 2022 and 2021.

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

The Administrative Services Reimbursement is limited to the actual costs incurred or an annual cap (the “Cap”) as set forth in the agreement. For the twelve-month periods ended June 10, 2021 and June 10, 2022, the Cap was $1.33 million and $1.39 million, respectively. For the period from June 11, 2022 through June 30, 2022, the previous annual cap was pro-rated. For the twelve months ended June 30, 2023, the Cap is $1.5 million.

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

Notwithstanding the fees and cost reimbursements payable to the Advisor pursuant to our advisory management agreement, under our charter we may not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts, or other similar non-cash reserves and excluding any gain from the sale of our assets for that period unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2022 and 2021, our total operating expenses (including the asset management fee) did not exceed the limit on total operating expenses.

The following table represents the fees incurred associated with the payments to our Advisor for the periods indicated (amounts in thousands):

	For the Years Ended December 31,
	2022	2021
Acquisition fees and acquisition expense reimbursement(1)	$-	$2,196
Debt financing fees(2)	-	938
Property management fees (property operating expenses)	514	465
Administrative services reimbursement (general and administrative costs)	1,445	1,358
Asset management fees (general and administrative costs)	3,489	3,006
Total	$5,448	$7,963

(1)	Capitalized to the corresponding asset and amortized over its estimated useful life.
(2)	Capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan.

As of December 31, 2022, we had no amounts payable to the Advisor and its affiliates. As of December 31, 2021, we had a payable to the Advisor and its affiliates of approximately $3,000.

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

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm

Our independent public accounting firm is EisnerAmper LLP, New York, New York, Auditor Firm ID: 274.

Audit and Non-Audit Fees

The following table presents the aggregate fees billed to us for the years indicated by our principal accounting firm (amounts in thousands):

	For the Year Ended December 31,
	2022	2021
Audit Fees(a)	$370	$356
Tax Fees(b)	65	65
Total Fees	$435	$421

a)	Fees for audit services consisted of the audit of our annual consolidated financial statements, interim reviews of our quarterly consolidated financial statements and services normally provided in connection with statutory and regulatory filings.
b)	Fees for tax services.

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

Our audit committee approved all of the services provided by, and fees paid to, EisnerAmper LLP during the years ended December 31, 2022 and 2021.

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

Lightstone Value Plus REIT V, Inc.

Dated: March 28, 2023	By:	/s/ MITCHELL HOCHBERG
Mitchell Hochberg Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 28, 2023	/s/ MITCHELL HOCHBERG
Mitchell Hochberg Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

March 28, 2023	/s/ SETH MOLOD
Seth Molod Chief Financial Officer (Principal Financial Officer)

March 28, 2023	/s/ JEFFREY F. JOSEPH
Jeffrey F. Joseph Director

March 28, 2023	/s/ ANDREAS K. BREMER
Andreas K. Bremer Director

March 28, 2023	/s/ STEVEN SPINOLA
Steven Spinola Director

March 28, 2023	/s/ JEFFREY P. MAYER
Jeffrey P. Mayer Director

March 28, 2023	/s/ CYNTHIA PHARR LEE
Cynthia Pharr Lee Director

March 28, 2023	/s/ DIANE S. DETERING-PADDISON
Diane S. Detering-Paddison Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Value Plus REIT V, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus REIT V, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Investment Property – Indicators of Impairment

As of December 31, 2022, the Company had investment property, net of accumulated depreciation, of approximately $359.5 million. As more fully described in Note 2 to the financial statements, the Company monitors events and changes in circumstances representing triggering events that could indicate that the carrying amounts of the investment property may not be recoverable. Examples of the types of events and circumstances that would cause management to assess the Company’s investment property for potential impairment include, but are not limited to: a significant decrease in the market price of an asset; a significant adverse change in the manner in which the asset is being used; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers; and changes in the global and local markets or economic conditions. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset. These projected cash flows reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. In evaluating the Company’s investment property for impairment, management may use appraisals and make estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during the Company’s ownership, and the projected sales price of each of the properties.

We identified the evaluation of indicators of impairment as a critical audit matter due to significant judgment made by management in identifying indicators of impairment. This in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures to evaluate the reasonableness of management’s significant estimates and assumptions related to the impairment evaluation including identifying events and circumstances that exist that would indicate the carrying amounts of the investment property may not be recoverable.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s impairment evaluation. Our procedures included, among others, assessing the methodologies applied and identifying the existence of any triggering events, including comparing budget to actual operating income, comparing actual operating income to projected future operating income, and comparing actual, budgeted and projected occupancy percentages, and considering if the determination was reasonable considering the past and current performance of the property and if consistent with evidence obtained in other areas of the audit. We tested the completeness and accuracy of the underlying data used by management in its evaluation. We held discussions with management about the current status of certain properties to understand how management’s significant estimates and assumptions are developed considering potential future market conditions.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2017.

EISNERAMPER LLP

New York, New York

March 28, 2023

Lightstone Value Plus REIT V, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	December 31, 2022	December 31, 2021
Assets
Investment property:
Land and improvements	$84,439	$83,599
Building and improvements	324,335	316,370
Furniture, fixtures and equipment	9,975	8,952
Gross investment property	418,749	408,921
Less accumulated depreciation	(59,274)	(45,915)
Net investment property	359,475	363,006

Cash and cash equivalents	59,625	24,360
Marketable securities, available for sale	3,455	3,645
Restricted cash	5,126	20,879
Note receivable, net	3,771	13,919
Prepaid expenses and other assets	3,256	5,690
Total Assets	$434,708	$431,499

Liabilities and Stockholders’ Equity
Notes payable, net	$290,289	$277,598
Accounts payable and accrued and other liabilities	8,515	8,031
Total liabilities	298,804	285,629

Commitments and Contingencies

Stockholders’ Equity:

Company’s stockholders’ equity:
Preferred stock, $.0001 par value per share; 50.0 million shares authorized, none issued and outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value per share; 350.0 million shares authorized, 20.0 and 20.1 million shares issued and outstanding, respectively	2	2
Additional paid-in-capital	169,996	171,079
Accumulated other comprehensive (loss)/income	(220)	13
Accumulated deficit	(33,874)	(25,224)
Total Stockholders’ Equity	135,904	145,870

Total Liabilities and Stockholders’ Equity	$434,708	$431,499

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Operations and Comprehensive Income

(dollars and shares in thousands, except per share amounts)

	For the Years Ended December 31,
	2022	2021
Rental revenues	$46,970	$43,134

Expenses
Property operating expenses	15,253	14,498
Real estate taxes	6,815	5,865
General and administrative	7,618	6,982
Depreciation and amortization	17,534	14,858
Total expenses	47,220	42,203

Interest expense, net	(13,738)	(10,640)
Interest income	1,868	2,025
Gain on sale of investment property	-	82,819
Gain on disposition of unconsolidated joint venture	-	1,457
Income tax benefit	776	-
Mark to market adjustment on derivative financial instruments	1,762	-
Other income, net	932	902
Net (loss)/income	(8,650)	77,494
Net income attributable to noncontrolling interests	-	(199)
Net(loss)/income attributable to the Company’s shares	$(8,650)	$77,295
Weighted average shares outstanding:
Basic and diluted	20,077	20,169
Basic and diluted (loss)/income per share	$(0.43)	$3.83
Comprehensive (loss)/income:
Net (loss)/income	$(8,650)	$77,494
Other comprehensive loss:
Holding loss on marketable securities, available for sale	(233)	(113)
Reclassification adjustment for gain on sale of marketable securities included in net income	-	(14)
Total other comprehensive loss	(233)	(127)
Comprehensive (loss)/income	(8,883)	77,367
Comprehensive income attributable to noncontrolling interest	-	(199)
Comprehensive(loss)/income attributable to the Company’s shares	$(8,883)	$77,168

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2022 and 2021

(dollars and shares in thousands)

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income/(Loss)	Interests	Equity
BALANCE, December 31, 2020	1	$-	20,193	$2	$189,216	$(102,519)	$140	$(2,199)	$84,640

Net income	-	-	-	-	-	77,295	-	199	77,494
Distributions paid to noncontrolling interests	-	-	-	-	-	-	-	(610)	(610)
Acquisition of noncontrolling interests in subsidiaries					(17,524)			2,610	(14,914)
Tender, redemption and cancellation of common stock	-	-	(65)	-	(613)	-	-	-	(613)
Other comprehensive income:
Holding loss on marketable securities, available for sale	-	-	-	-	-	-	(113)	-	(113)
Reclassification adjustment for gain on sale of marketable securities included in net income	-	-	-	-	-	-	(14)	-	(14)

BALANCE, December 31, 2021	1	$-	20,128	$2	$171,079	$(25,224)	$13	$-	$145,870

Net loss	-	-	-	-	-	(8,650)	-		(8,650)
Redemption and cancellation of common stock	-	-	(84)	-	(1,083)	-	-	-	(1,083)
Other comprehensive income:
Holding loss on marketable securities, available for sale	-	-	-	-	-	-	(233)	-	(233)

BALANCE, December 31, 2022	1	$-	20,044	$2	$169,996	$(33,874)	$(220)	$-	$135,904

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022 and 2021

(dollars in thousands)

	For the Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(8,650)	$77,494
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	17,534	14,858
Amortization of deferred financing costs	1,426	1,016
Gain on sale of unconsolidated joint venture	-	(1,457)
Gain on sale of investment property	-	(82,819)
Mark to market adjustment on derivative financial instruments	(1,762)	-
Non-cash interest income	(477)	(1,170)
Other non-cash adjustments, net	(111)	13
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	89	2,800
Increase/(decrease) in accounts payable and accrued and other liabilities	408	(556)
Net cash provided by operating activities	8,457	10,179

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(9,752)	(134,857)
Purchase of marketable securities	(1,135)	(1,267)
Proceeds from sale of marketable securities	1,092	1,162
Proceeds from repayment of note receivable	10,625	-
Proceeds from sale of unconsolidated joint venture	-	1,457
Acquisition of noncontrolling interests in subsidiaries	-	(14,914)
Proceeds from sale of investment property, net of closing costs	-	90,252
Net cash provided by/(used in) investing activities	830	(58,167)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	13,061	97,433
Payments on notes payable	(1,740)	(31,440)
Payment of loan fees and expenses	(13)	(2,994)
Tender, redemption and cancellation of common stock	(1,083)	(613)
Distributions paid to noncontrolling interests	-	(610)
Net cash provided by financing activities	10,225	61,776

Net change in cash, cash equivalents and restricted cash	19,512	13,788
Cash, cash equivalents and restricted cash, beginning of year	45,239	31,451
Cash, cash equivalents and restricted cash, end of year	$64,751	$45,239

Supplemental cash flow information for the years indicated is as follows:

Cash paid for interest, net of amounts capitalized	$13,353	$9,565
Holding loss/gain on marketable securities, available for sale	$233	$127
Capital expenditures for real estate in accrued liabilities and accounts payable	$161	$85
Debt assumed by buyer in connection with disposition of investment property	$-	$35,700

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

The Company was formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, the Company has focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. The Company has acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, multifamily and student housing. The Company has purchased existing, income-producing properties, and newly-constructed properties. The Company has also invested in other real estate-related investments such as mortgage and mezzanine loans. The Company intends to hold the various real properties in which it has invested until such time as its board of directors determines that a sale or other disposition appears to be advantageous to achieve the Company’s investment objectives or until it appears that the objectives will not be met. The Company currently has one operating segment. As of December 31, 2022, the Company had eight wholly owned real estate investments (multifamily properties) and one real estate-related investment (mezzanine loan).

Substantially all of the Company’s business is conducted through Lightstone REIT V OP LP, a limited partnership organized in Delaware (the “Operating Partnership”). As of December 31, 2022, the Company’s wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner. As of December 31, 2022, the Company’s wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

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

Organization

In connection with the Company’s initial capitalization, the Company issued 22,500 shares of its common stock and 1,000 shares of its convertible stock to the Company’s previous advisor on January 19, 2007. The 1,000 shares of convertible stock were transferred to an affiliate of Lightstone on February 10, 2017 and remain outstanding. As of December 31, 2022, the Company had 20.0 million shares of common stock outstanding.

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

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in its consolidated statements of cash flows:

	December 31,
	2022	2021
Cash and cash equivalents	$59,625	$24,360
Restricted cash	5,126	20,879
Total cash, cash equivalents and restricted cash	$64,751	$45,239

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

Revenue Recognition

The Company recognizes rental income generated from leases of its operating properties on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. Leases associated with the Company’s multifamily residential properties are generally short-term in nature, and thus have no straight-line rent.

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

Income Taxes

The Company has elected to be taxed as a REIT commencing with the taxable year ended December 31, 2008. If the Company qualifies as a REIT, it generally will not be subject to U.S. federal income tax on its taxable income or capital gain that it distributes to its stockholders. To maintain its REIT qualification, the Company must meet a number of organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If the Company fails to remain qualified for taxation as a REIT in any subsequent year and does not qualify for certain statutory relief provisions, its income for that year will be taxed at the regular corporate rate, and it may be precluded from qualifying for treatment as a REIT for the four-year period following its failure to qualify as a REIT. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. Additionally, even if the Company continues to qualify as a REIT, it may still be subject to some U.S. federal, state and local taxes on its income and property and to U.S. federal income taxes and excise taxes on its undistributed income, if any.

To maintain its qualification as a REIT, the Company may engage in certain activities through wholly-owned taxable REIT subsidiaries (“TRSs”). As such, the Company may be subject to U.S. federal and state income and franchise taxes from these activities.

As of December 31, 2022 and 2021, the Company had no material uncertain income tax positions.

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

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Concentration of Credit Risk

At December 31, 2022 and 2021, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Acquisitions of Noncontrolling Members’ Ownership Interests in Consolidated Real Estate Investments

On March 17, 2021, the Company acquired the noncontrolling member’s 7.5% ownership interest in a 280-unit multifamily property located in Margate, Florida (the “Lakes of Margate”) for $1.1 million and as a result, owned 100% of the Lakes of Margate, which was subsequently sold (see Note 6).

On December 20, 2021, the Company acquired the noncontrolling member’s 15.0% membership interest in the River Club Apartments and the Townhomes at River Club (collectively, the “River Club Properties”), two student housing complexes with a total of 1,134 beds located in Athens, Georgia, for $10.2 million and as a result, owned 100% of the River Club Properties, which were subsequently sold (see Note 6).

On December 30, 2021, the Company acquired the noncontrolling member’s 10.0% ownership interest in the Parkside Apartments for $3.6 million and recorded the $3.7 million difference between the contractual purchase price and the carrying value of the noncontrolling member’s interest to additional paid in capital. As a result, the Company now owns 100% of Parkside Apartments (see Note 6).

Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, net (loss) income per share is calculated by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the applicable period.

Current Environment

The Company’s operating results are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, the Company’s business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, inflation and recession.

The Company’s overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges, and developments related to the COVID-19 pandemic, and other changes in economic conditions, may adversely affect the Company’s results of operations and financial performance.

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

4. Marketable Securities and Fair Value Measurements

Marketable Securities, Derivative Financial Instruments and Fair Value Measurements

The following is a summary of the Company’s available for sale securities:

	As of December 31, 2022
Debt securities:	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate and Government Bonds	$3,675	$-	$(220)	$3,455

	As of December 31, 2021
Debt securities:	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate and Government Bonds	$3,632	$49	$(36)	$3,645

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of December 31, 2022, the Company did not recognize any impairment charges.

The following table summarizes the estimated fair value of the Company’s investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of December 31, 2022
Due in 1 year	$791
Due in 1 year through 5 years	2,590
Due in 5 years through 10 years	74
Due after 10 years	-
Total	$3,455

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

For the year ended December 31, 2022 and 2021, the Company recorded unrealized gains of $1.8 million and $25, respectively, in the consolidated statements of operations representing the change in the fair value of these economic hedges during such periods.

The interest rate cap contracts have notional amounts of $52.2 million and $49.0 million, respectively, mature on July 15, 2023 and October 11, 2023, respectively, and effectively cap LIBOR at 2.50% and 2.00%, respectively. The aggregate fair value of the interest rate cap contracts was $1.8 million and $25 as of December 31, 2022 and 2021, respectively, and is included in prepaid expenses and other assets on the consolidated balance sheets. During the year ended December 31, 2022, the Company earned $0.4 million from the interest rate cap contracts which are recorded in interest expense, net on the consolidated statements of operations. See Note 9 for additional information.

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

The fair value of the Company’s investments in debt securities are measured using quoted prices for these investments; however, the markets for these assets are not active. The fair values of the Company’s interest rate cap contracts are measured using other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of December 31, 2022 and 2021, all of the Company’s debt securities and interest rate cap contracts were classified as Level 2 assets and there were no transfers between the level classifications during the years ended December 31, 2022 and 2021.

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

As of December 31, 2022 and 2021, management estimated that the carrying value of cash and cash equivalents, restricted cash, note receivable, prepaid expenses and other assets (exclusive of interest rate cap contracts - see Note 4) and accounts payable and accrued and other liabilities were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.

The fair value of the notes payable is categorized as a Level 2 in the fair value hierarchy. The fair value was estimated using a discounted cash flow analysis valuation on the estimated borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2022 and 2021.

Carrying amounts of the Company’s notes payable and the related estimated fair value are as follows:

	As of December 31, 2022		As of December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable	$293,695	$288,222	$282,375	$287,194

6. Real Estate Properties

The following table presents certain information about the Company’s wholly owned and consolidated real estate properties as of December 31, 2022:

Property Name	Description	Location	Date Acquired	Ownership Interest
Arbors Harbor Town	Multifamily	Memphis, Tennessee	December 20, 2011	100%
Parkside Apartments	Multifamily	Sugar Land, Texas	August 8, 2013	100%
Flats at Fishers	Multifamily	Fishers, Indiana	November 30, 2017	100%
Axis at Westmont	Multifamily	Westmont, Illinois	November 27, 2018	100%
Valley Ranch Apartments	Multifamily	Ann Arbor, Michigan	February 14, 2019	100%
Autumn Breeze Apartments	Multifamily	Noblesville, Indiana	March 17, 2020	100%
BayVue Apartments	Multifamily	Tampa, Florida	July 7, 2021	100%
Citadel Apartments	Multifamily	Houston, Texas	October 6, 2021	100%

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

Acquisition of Noncontrolling Interest in Parkside Apartments

On December 30, 2021, the Company acquired the noncontrolling member’s 10.0% ownership interest in a 240-unit multifamily located in Sugar Land, Texas (the “Parkside Apartments”) for $3.6 million and recorded the $3.7 million difference between the contractual purchase price and the carrying value of the noncontrolling member’s interest to additional paid in capital. As a result, the Company now owns 100% of Parkside Apartments.

Disposition Activities

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

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Disposition of the River Club Properties

On December 22, 2021, the Company completed the disposition of River Club Properties for a contractual sales price of $77.3 million to an unrelated third party. In connection with the transaction, the Company repaid in full the existing outstanding mortgage indebtedness of $30.4 million secured by the River Club Properties. Additionally, on December 20, 2021, the Company paid $10.2 million for the 15.0% membership interest held in the River Club Properties by the minority owner and recorded the $11.7 million difference between the contractual purchase price and the carrying value of the noncontrolling member’s interest to additional paid in capital. As a result, at the time of the completion of the sale of the River Club Properties it was wholly owned by the Company. In connection with the disposition of the River Club Properties, the Company recognized a gain on the sale of investment property of $55.0 million during the fourth quarter of 2021.

7. Note Receivable

On February 28, 2019, the Company, as the lender, and an unrelated third party (the “Mezzanine Loan Borrower”), as the borrower, entered into a loan promissory note (the “Mezzanine Loan”), pursuant to which the Company funded an aggregate $12.0 million of mezzanine financing.

The Mezzanine Loan bore interest at a rate of LIBOR plus 11.0% per annum with a floor of 13.493% (17.885% as of December 31, 2022) and had a maturity date of March 1, 2023, and was collateralized by the ownership interests of the Mezzanine Loan Borrower in a condominium project (the “Park House”) located at 500 West 22nd Street in the West Chelsea neighborhood of New York City. The Mezzanine Loan provided for monthly interest-only payments at a rate of 8% with the additional interest above the 8% threshold added to the outstanding principal balance and due at maturity.

The Mezzanine Loan Borrower has developed and constructed Park House, which contains ten residential units and ground floor retail space. The Park House was substantially completed in July 2022, and during the year ended December 31, 2022, the Mezzanine Loan Borrower repaid $10.6 million of the Mezzanine Loan with proceeds from the sale of condominium units.

As of December 31, 2022, the remaining outstanding principal balance of the Mezzanine Loan was $3.8 million, including $2.4 million of additional interest due at maturity. The Mezzanine Loan is classified as note receivable, net on the consolidated balance sheets. During the years ended December 31, 2022 and 2021, the Company recorded approximately $1.3 million and $1.7 million, respectively, of interest income related to the note receivable.

During the first quarter of 2023, the Company and Mezzanine Loan Borrower refinanced the Mezzanine Loan resulting in a $5.0 million senior loan (the “Senior Loan”) secured by three of Park House’s unsold condominium units and the equity interests of the Mezzanine Loan Borrower in Park House. The Senior Loan bears interest at a rate of SOFR plus 5.50% per annum with a floor of 10.0% and has a term of twelve-months with one six-month extension option.

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

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

9. Notes Payable

The following table sets forth information as of the date indicated for the Company’s notes payable:

Property	Interest Rate	Weighted Average Interest Rate as of December 31, 2022	Maturity Date	Amount Due at Maturity	As of December 31, 2022	As of December 31, 2021
Arbors Harbor Town	4.53%	4.53%	January 1, 2026	$29,000	$29,000	$29,000

Arbors Harbor Town Supplemental	3.52%	3.52%	January 1, 2026	5,379	5,732	5,842

Parkside Apartments	4.45%	4.45%	June 1, 2025	15,782	16,644	16,974

Axis at Westmont	4.39%	4.39%	February 1, 2026	34,343	36,483	37,100

Valley Ranch Apartments	4.16%	4.16%	March 1, 2026	43,414	43,414	43,414

Flats at Fishers	3.78%	3.78%	July 1, 2026	26,090	28,072	28,592

Flats at Fishers Supplemental	3.85%	3.85%	July 1, 2026	8,366	8,987	9,150

Autumn Breeze Apartments	3.39%	3.39%	April 1, 2030	25,518	29,920	29,920

BayVue Apartments	LIBOR + 3.00% (floor 3.10%)	4.81%	July 9, 2024	46,443	46,443	44,383

Citadel Apartments Senior	LIBOR + 1.50% (floor 1.60%)	3.42%	October 11, 2024	39,200	39,200	30,400

Citadel Apartments Junior	LIBOR + 8.75% (floor 8.85%)	10.87%	October 11, 2024	9,800	9,800	7,600

Total notes payable		4.33%		$283,335	293,695	282,375

Less: Deferred financing costs					(3,406)	(4,777)

Total notes payable, net					$290,289	$277,598

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Citadel Apartments

On October 6, 2021, the Company entered into a non-recourse mortgage loan facility for up to $39.2 million (the “Citadel Apartments Senior Mortgage”). The Citadel Apartments Senior Mortgage requires monthly interest-only payments through its maturity date and bears interest at LIBOR plus 1.50% subject to a 1.60% floor. Simultaneously, on October 6, 2021, the Company also entered into a non-recourse mortgage loan facility for up to $9.8 million (the “Citadel Apartments Junior Mortgage” and together with the Citadel Apartments Senior Mortgage, the “Citadel Apartments Mortgages”). The Citadel Apartments Junior Mortgage requires monthly interest-only payments through its maturity date and bears interest at LIBOR plus 8.75%, subject to a 8.85% floor. Additionally, the Citadel Apartments Mortgages provide for a replacement benchmark rate in connection with the phase-out of LIBOR, which is expected to be for periods after June 30, 2023.

The Citadel Apartments Mortgages initially mature on October 11, 2024, with two one-year extension options, subject to the satisfaction of certain conditions, and are collateralized by the Citadel Apartments, while the Citadel Apartments Junior Mortgage is subordinate to the Citadel Apartments Senior Mortgage. As of December 31, 2022, the aggregate outstanding principal balance the Citadel Apartment Mortgages were $49.0.

Pursuant to the terms of the Citadel Apartments Mortgages, the Company is required to enter into one or more interest rate cap agreements in the notional amount of $49.0 million for as long as the Citadel Apartments Mortgages remain outstanding. In connection with the Citadel Apartments Mortgages, the Company has entered into an interest rate cap agreement with a notional amount of $49.0 million pursuant to which the LIBOR rate is capped at 2.00% through October 11, 2023.

BayVue Apartments

On July 7, 2021, the Company entered into a non-recourse mortgage loan facility for up to $52.2 million (the “BayVue Apartments Mortgage”) scheduled to initially mature on July 9, 2024, with two, one-year extension options, subject to the satisfaction of certain conditions. The BayVue Apartments Mortgage requires monthly interest-only payments through its maturity date and bears interest at LIBOR plus 3.00% subject to a 3.10% floor. Additionally, the BayVue Apartments Mortgage provides for a replacement benchmark rate in connection with the phase-out of LIBOR, which is expected to be for periods after June 30, 2023. The BayVue Apartments Mortgage is collateralized by the BayVue Apartments. As of December 31, 2022, the outstanding principal balance and remaining availability under the BayVue Apartments Mortgage was $46.4 million and $5.8 million, respectively. The remaining availability may be drawn for certain capital improvements to the property pursuant to the loan agreement.

Pursuant to the terms of the BayVue Apartments Mortgage, the Company is required to enter into one or more interest rate cap agreements in the notional amount of $52.2 million for as long as the BayVue Apartments Mortgage remains outstanding. In connection with the BayVue Apartments Mortgage, the Company has entered into an interest rate cap agreement with a notional amount of $52.2 million pursuant to which the LIBOR rate is capped at 2.50% through July 15, 2023.

Autumn Breeze Apartments

On March 31, 2020, the Company entered into a ten-year $29.9 million non-recourse mortgage loan (the “Autumn Breeze Apartments Loan”) scheduled to mature on April 1, 2030. The Autumn Breeze Apartments Loan bears interest at 3.39% and requires monthly interest-only payments through June 30, 2023 and monthly principal and interest payments of approximately $0.1 million thereafter, through its stated maturity. The Autumn Breeze Apartments Loan is collateralized by a 280-unit multifamily property located in Noblesville, Indiana (the “Autumn Breeze Apartments”).

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

Valley Ranch Apartments

On February 14, 2019, the Company entered into a seven-year $43.4 million non-recourse mortgage loan (the “Valley Ranch Mortgage”) scheduled to mature on March 1, 2026. The Valley Ranch Mortgage bears interest at 4.16% and requires monthly interest-only payments through its stated maturity. The Valley Ranch Mortgage is collateralized by a 384-unit multifamily property located in Ann Arbor, Michigan (the “Valley Ranch Apartments”).

Arbor Harbors Town

On December 28, 2018, the Company entered into a seven-year $29.0 million non-recourse mortgage loan (the “Arbors Harbor Town Mortgage”) scheduled to mature on January 1, 2026. The Arbors Harbor Town Mortgage bears interest at 4.53% and requires monthly interest payments through its stated maturity with the entire unpaid balance due upon maturity. The Arbors Harbor Town Mortgage is collateralized by a 345-unit multifamily located in Memphis, Tennessee (the “Arbors Harbor Town”).

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

Axis at Westmont

On November 27, 2018, the Company assumed an existing non-recourse mortgage loan (the “Axis at Westmont Mortgage”) in the amount of $37.6 million. The Axis at Westmont Mortgage is collateralized by a 400-unit multifamily property located in Westmont, Illinois (the “Axis at Westmont”), bears interest at a fixed annual rate of 4.39% and required monthly interest only payments until March 1, 2021 and monthly principal and interest payments of $0.2 million thereafter. Any unpaid principal and interest is due on the maturity date, February 1, 2026. The Company has the right to prepay the entire outstanding amount of the loan provided that if prepayment is made prior to November 1, 2025, a prepayment premium is required.

Parkside Apartments

On June 1, 2018, the Company entered into a seven-year $18.0 million non-recourse mortgage loan (the “Parkside Mortgage”) scheduled to mature on June 1, 2025. The Parkside Mortgage bears interest at 4.45% and requires monthly interest and principal payments pursuant to a 30-year amortization schedule through its stated maturity with the entire unpaid balance due upon maturity. The Parkside Mortgage is collateralized by Parkside.

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table provides information with respect to the contractual maturities and scheduled principal repayments of the Company’s indebtedness as of December 31, 2022.

	2023	2024	2025	2026	2027	Thereafter	Total
Principal maturities	$2,191	$97,905	$18,138	$147,729	$654	$27,078	$293,695
Less: deferred financing costs							(3,406)
Total notes payable, net							$290,289

As of December 31, 2022, the Company was in compliance with all of its financial debt covenants.

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

11. Stockholders’ Equity

Capitalization

As of December 31, 2022, the Company’s authorized capital was 350,000,000 shares of common stock, 50,000,000 shares of preferred stock, and 1,000 shares of convertible stock. All shares of such stock have a par value of $.0001 per share.

As of December 31, 2022, the Company had issued 20.0 million shares of its common stock, including 2.2 million shares previously issued through its distribution reinvestment plan, which was terminated on April 3, 2012. As of December 31, 2022, the Company had 1,000 shares of convertible stock held by an affiliate of Lightstone.

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

Share Redemption Program

The Company’s board of directors has adopted a share redemption program (the “SRP”) that permits stockholders to sell their shares back to the Company, subject to the significant conditions and limitations of the program. The Company’s board of directors can amend the provisions of the SRP at any time without the approval of its stockholders.

Effective March 25, 2021, the Company’s Board of Directors reopened the SRP, which had been suspended since December 13, 2019, solely for redemptions submitted in connection with a stockholder’s death and set the price for all such purchases to the Company’s current NAV per Share, as determined by its board of directors and reported by the Company from time to time.

On November 10, 2022, the Company’s board of directors adopted a Seventh Amended and Restated Share Redemption Program (the “Amended SRP”), which became effective on January 1, 2023. Under the terms of the Amended SRP, any stockholder may request redemption of their shares, subject to the significant conditions and limitations of the program. Redemption requests will no longer be limited to requests upon the death of a qualifying stockholder, as had been the case under the SRP through December 31, 2022. Additionally, under the terms of the Amended SRP, the Company will redeem shares at 85% of the NAV per Share as of the date the request for redemption is approved.

Pursuant to the terms of the Amended SRP, any shares approved for redemption are redeemed on a periodic basis as determined by the Company’s board of directors, generally expected to be at the end of each quarterly period. However, the Company will not redeem, during any calendar year, more than 5% of the number of shares outstanding on last day of the previous calendar year (the “5% Limitation”). The cash available for redemption of shares will be set by the Company’s board of directors not less often than annually (the “Funding Limitation” and, together with the 5% Limitation, the “Redemption Limitations”). The Company’s board of directors has set the amount of cash available for redemption of shares for the year ended December 31, 2023 at $8.0 million, which is generally to be allocated $2.0 million for each quarterly period. The Company may change the amount of the Redemption Limitations upon 10 business days’ notice to its stockholders and will provide notice of any change to the Redemption Limitations by including such information in (a) a Current Report on Form 8-K or in its annual or quarterly reports, all publicly filed with the United States Securities and Exchange Commission or (b) a separate mailing to its stockholders.

Redemption requests will be honored pro rata among all requests received subject to the Redemption Limitations and will not be honored on a first come, first served basis.

The Company’s board of directors reserves the right in its sole discretion at any time and from time to time, subject to any notice requirements described in our SRP, to (1) reject any request for redemption of shares, (2) change the purchase price for redemption of shares, (3) limit the funds to be used for redemption of shares under the SRP or otherwise change the Redemption Limitations, or (4) amend, suspend (in whole or in part) or terminate the SRP.

During the year ended December 31, 2022 the Company redeemed 83,876 shares of common stock, pursuant to the SRP at an average price per share of $12.91 per share. During the year ended December 31, 2021 the Company redeemed 65,029 shares of common stock, pursuant to the SRP at an average price per share of $9.42 per share.

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Distributions

The Company did not declare or pay any distributions to its stockholders during the years ended December 31, 2022 and 2021.

12. Related Party Transactions

Advisor and Affiliates

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

The Company has agreements with the Advisor and its affiliates to pay certain fees and reimburse certain expenses in connection with services performed and costs incurred by these entities and other related parties. The Company is dependent on the Advisor and its affiliates for certain services that are essential to us, including investment decisions, asset disposition decisions, property management and leasing services, and other general administrative responsibilities. In the event that these companies were unable to provide the Company with their respective services, it would be required to obtain such services from other sources.

The advisory agreement has a one-year term and is renewable annually upon the mutual consent of the Advisor and the Company’s independent directors.

The following discussion describes the fees and expenses payable to the Advisor and affiliates under various agreements.

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

Construction Management -

The Company pays its property manager a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of the Company or its affiliates. The Company was not charged any construction management fees for the years ended December 31, 2022 and 2021.

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

The Administrative Services Reimbursement is limited to the actual costs incurred or an annual cap (the “Cap”) as set forth in the agreement. For the twelve-month periods ended June 10, 2021 and June 10, 2022, the Cap was $1.33 million and $1.39 million, respectively. For the period from June 11, 2022 through June 30, 2022, the previous annual cap was pro-rated. For the twelve months ended June 30, 2023, the Cap is $1.5 million.

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

Notwithstanding the fees and cost reimbursements payable to the Advisor pursuant to the Company’s advisory management agreement, under the Company’s charter the Company may not reimburse the Advisor for any amount by which the Company’s operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of the Company’s average invested assets, or (ii) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts, or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period unless a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2022 and 2021, the Company’s total operating expenses (including the asset management fee) did not exceed the limit on total operating expenses.

The following table represents the fees incurred associated with the payments to the Advisor for the periods indicated:

	For the Years Ended December 31,
	2022	2021
Acquisition fees and acquisition expense reimbursement(1)	$-	$2,196
Debt financing fees(2)	-	938
Property management fees (property operating expenses)	514	465
Administrative services reimbursement (general and administrative costs)	1,445	1,358
Asset management fees (general and administrative costs)	3,489	3,006
Total	$5,448	$7,963

(1)	Capitalized to the corresponding asset and amortized over its estimated useful life.
(2)	Capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan.

As of December 31, 2022, the Company had no amounts payable to the Advisor and its affiliates. As of December 31, 2021, the Company had a payable to the Advisor and its affiliates of approximately $3.

****

EXHIBIT INDEX

Exhibit No.	Description
3.1	Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Form 10-Q on November 14, 2012)
3.2	Articles of Amendment to Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 24, 2017)
3.3	Second Amendment to Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 3, 2021)
3.4	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 24, 2017)
3.5	Amendment to Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on September 3, 2021)
4.1	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 28, 2013)
4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to Form 10-K filed on March 25, 2021)
10.1*	Advisory Agreement between the Registrant, Lightstone Value Plus REIT V OP, LLC, and LSG Development, LLC
10.2	Property Management and Leasing Agreement among the Registrant, Behringer Harvard Opportunity OP II LP, and LSG-BH II Property Manager LLC (incorporated by reference to Exhibit 10.10 to Form 10-K filed on March 16, 2017)
21.1*	List of Subsidiaries
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
99.1	Seventh Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.1 to Form 8-K filed on November 21, 2022)
101*	The following financial statements from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 28, 2023, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed or furnished herewith.
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.