Form 10-Q
period 2023-03-31
Lightstone Value Plus REIT V, Inc.
filed 2023-05-15
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐   No ☒

As of May 7, 2023, the Registrant had approximately 19.0 million shares of common stock outstanding.

LIGHTSTONE VALUE PLUS REIT V, INC.

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets

Investment property:
Land and improvements	$84,609	$84,439
Building and improvements	325,415	324,335
Furniture, fixtures and equipment	10,049	9,975
Gross investment property	420,073	418,749
Less accumulated depreciation	(62,715)	(59,274)
Net investment property	357,358	359,475

Cash and cash equivalents	58,805	59,625
Marketable securities, available for sale	3,561	3,455
Restricted cash	4,535	5,126
Note receivable, net	4,616	3,771
Prepaid expenses and other assets	3,223	3,256
Total Assets	$432,098	$434,708

Liabilities and Stockholders’ Equity

Notes payable, net	$290,404	$290,289
Accounts payable and accrued and other liabilities	7,897	8,515
Total liabilities	298,301	298,804

Commitments and Contingencies

Stockholders’ Equity:
Company’s stockholders’ equity:
Preferred stock, $.0001 par value per share; 50.0 million shares authorized, none issued and outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value per share; 350.0 million shares authorized, 20.0 million shares issued and outstanding	2	2
Additional paid-in-capital	169,846	169,996
Accumulated other comprehensive loss	(190)	(220)
Accumulated deficit	(35,861)	(33,874)
Total Stockholders’ Equity	133,797	135,904
Total Liabilities and Stockholders’ Equity	$432,098	$434,708

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Operations and Comprehensive Income

(dollars and shares in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Rental revenues	$12,313	$11,206

Expenses
Property operating expenses	3,900	3,247
Real estate taxes	1,874	1,728
General and administrative	1,863	1,818
Depreciation and amortization	3,440	4,919
Total expenses	11,077	11,712

Interest expense, net	(3,598)	(3,114)
Interest income	639	509
Income tax benefit	-	776
Mark to market adjustment on derivative financial instruments	(526)	618
Other income, net	262	338
Net loss	(1,987)	(1,379)

Weighted average shares outstanding:
Basic and diluted	20,036	20,110

Basic and diluted loss per share	$(0.10)	$(0.07)

Comprehensive loss:
Net loss	$(1,987)	$(1,379)
Other comprehensive income/(loss):
Holding gain/(loss) on marketable securities, available for sale	28	(123)
Reclassification adjustment for loss/(gain) on sale of marketable securities included in net loss	2	(4)
Total other comprehensive income/(loss)	30	(127)
Comprehensive loss	$(1,957)	$(1,506)

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars and shares in thousands)

(unaudited)

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE, December 31, 2021	1	$-	20,128	$2	$171,079	$13	$(25,224)	$145,870

Net loss	-	-	-	-	-	-	(1,379)	(1,379)
Redemption and cancellation of common stock	-	-	(24)	-	(315)	-	-	(315)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	-	-	(123)	-	(123)
Reclassification adjustment for gain on sale of marketable securities included in net loss	-	-	-	-	-	(4)	-	(4)

BALANCE, March 31, 2022	1	$-	20,104	$2	$170,764	$(114)	$(26,603)	$144,049

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE, December 31, 2022	1	$-	20,044	$2	$169,996	$(220)	$(33,874)	$135,904

Net loss	-	-	-	-	-	-	(1,987)	(1,987)
Redemption and cancellation of common stock	-	-	(10)	-	(150)	-	-	(150)
Other comprehensive loss:
Holding gain on marketable securities, available for sale	-	-	-	-	-	28	-	28
Reclassification adjustment for loss on sale of marketable securities included in net loss	-	-	-	-	-	2	-	2

BALANCE, March 31, 2023	1	$-	20,034	$2	$169,846	$(190)	$(35,861)	$133,797

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,987)	$(1,379)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,440	4,919
Amortization of deferred financing fees	356	352
Mark to market adjustment on derivative financial instruments	526	(618)
Non-cash interest income	(43)	(192)
Other non-cash adjustments	(134)	(4)
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses and other assets	(368)	5
Decrease in accounts payable and accrued and other liabilities	(553)	(671)
Net cash provided by operating activities	1,237	2,412

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(1,410)	(1,822)
Purchases of marketable securities	(419)	(457)
Proceeds from sale of marketable securities	342	489
Funding of note receivable, net	(781)	-
Proceeds from repayment of note receivable	-	1,552
Net cash used in investing activities	(2,268)	(238)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	230	11,186
Payments on notes payable	(460)	(442)
Payment of loan fees and expenses	-	(13)
Redemption and cancellation of common stock	(150)	(315)
Net cash (used in)/provided by financing activities	(380)	10,416

Change in cash, cash equivalents and restricted cash	(1,411)	12,590
Cash, cash equivalents and restricted cash, beginning of year	64,751	45,239
Cash, cash equivalents and restricted cash, end of period	$63,340	$57,829

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$4,147	$3,080
Capital expenditures for investment property in accounts payable and accrued and other liabilities	$82	$95
Holding gain/loss on marketable securities, available for sale	$30	$127

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash	$58,805	$37,775
Restricted cash	4,535	20,054
Total cash and restricted cash	$63,340	$57,829

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data and where indicated in millions)

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

The Company was formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, the Company has focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. The Company has acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, multifamily and student housing. The Company has purchased existing, income-producing properties, and newly-constructed properties. The Company has also invested in other real estate-related investments such as mortgage and mezzanine loans. The Company intends to hold the various real properties in which it has invested until such time as its board of directors determines that a sale or other disposition appears to be advantageous to achieve the Company’s investment objectives or until it appears that the objectives will not be met. The Company currently has one operating segment. As of March 31, 2023, the Company had eight wholly owned real estate investments (multifamily properties) and one real estate-related investment (note receivable).

Substantially all of the Company’s business is conducted through Lightstone REIT V OP LP, a limited partnership organized in Delaware (the “Operating Partnership”). As of March 31, 2023, the Company’s wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner. As of March 31, 2023, the Company’s wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

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

Organization

In connection with the Company’s initial capitalization, the Company issued 22,500 shares of its common stock and 1,000 shares of its convertible stock to the Company’s previous advisor on January 19, 2007. The 1,000 shares of convertible stock were transferred to an affiliate of Lightstone on February 10, 2017 and remain outstanding. As of March 31, 2023, the Company had 20.0 million shares of common stock outstanding.

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
(Dollar amounts in thousands, except per share data and where indicated in millions)

2.	Summary of Significant Accounting Policies

Interim Unaudited Financial Information

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2023. The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of Lightstone Value Plus REIT V, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

The consolidated balance sheet as of December 31, 2022 included herein has been derived from the consolidated balance sheet included in the Company’s Annual Report on Form 10-K.

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

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data and where indicated in millions)

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board issued an accounting standards update, “Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments,” which changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The updated standard introduces an impairment model that is based on expected credit losses, rather than incurred losses, to estimate credit losses for financial instruments measured at amortized cost. For other receivables and held-to-maturity debt instruments, entities are required to use a new forward looking expected loss model that generally will result in an earlier recognition of allowances for losses. Financial instruments with similar risk characteristics may be grouped together when estimating expected credit losses. The update was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted the new standard, as of January 1, 2023, and it did not have a material impact on the consolidated financial statements.

Adverse Developments Affecting the Financial Services Industry and Concentration of Credit Risk

As of March 31, 2023 and December 31, 2022, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on the Company’s operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

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

3.	Note Receivable

On February 28, 2019, the Company, as the lender, and an unrelated third party (the “Loan Borrower”), as the borrower, entered into a loan promissory note (the “Mezzanine Loan”), pursuant to which the Company funded an aggregate $12.0 million of mezzanine financing collateralized by the ownership interests of the Loan Borrower in a condominium project (the “Park House”) located at 500 West 22nd Street in the West Chelsea neighborhood of New York City.

The Mezzanine Loan bore interest at a rate of LIBOR plus 11.0% per annum with a floor of 13.493% (17.885% as of December 31, 2022) and had a maturity date of March 1, 2023. Additionally, the Mezzanine Loan provided for monthly interest-only payments at a rate of 8% with the additional interest above the 8% threshold added to the outstanding principal balance and due at maturity.

The Loan Borrower developed and constructed Park House, which contains ten residential units and ground floor retail space. The Park House was substantially completed in July 2022, and during the year ended December 31, 2022, the Loan Borrower repaid $10.6 million of the Mezzanine Loan with proceeds from the sale of condominium units. As of December 31, 2022, the remaining outstanding principal balance of the Mezzanine Loan was $3.8 million, including $2.4 million of additional interest due at maturity, which was classified as note receivable, net on the consolidated balance sheet.

During the first quarter of 2023, the Company and Loan Borrower refinanced the Mezzanine Loan resulting in a $5.0 million senior loan (the “Senior Loan”) secured by the Loan Borrower’s ownership interest in Park House, consisting of the remaining unsold condominium units and the ground floor retail space. The Senior Loan bears interest at a rate of SOFR plus 5.50% per annum with a floor of 10.0% (10.03% as of March 31, 2023) and has a term of twelve-months with one six-month extension option, subject to the satisfaction of certain conditions. As of March 31, 2023, the carrying amount of the Senior Loan was $4.6 million, consisting of outstanding principal of $5.0 million less interest reserves of $0.4 million, which is classified as notes receivable, net on the consolidated balance sheet.

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data and where indicated in millions)

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

As of March 31, 2023 and December 31, 2022, management estimated that the carrying value of cash and cash equivalents, restricted cash, note receivable, prepaid expenses and other assets (exclusive of interest rate cap contracts - see Note 6) and accounts payable and accrued and other liabilities were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.

The fair value of the notes payable is categorized as a Level 2 in the fair value hierarchy. The fair value was estimated using a discounted cash flow analysis valuation on the estimated borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2023 and December 31, 2022. Carrying amounts of our notes payable and the related estimated fair value is summarized as follows:

	As of March 31, 2023		As of December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable	$293,464	$291,521	$293,695	$288,222

5.	Real Estate Properties

The following table presents certain information about the Company’s wholly owned and consolidated multifamily real estate properties as of March 31, 2023:

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
(Dollar amounts in thousands, except per share data and where indicated in millions)

6.	Marketable Securities, Derivative Financial Instruments and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of March 31, 2023
Debt securities:	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate and Government Bonds	$3,752	$8	$(199)	$3,561

	As of December 31, 2022
Debt securities:	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate and Government Bonds	$3,675	$-	$(220)	$3,455

The Company may be exposed to credit losses through its available-for-sale debt securities. Unrealized losses or impairments resulting from the amortized cost basis of any available-for-sale debt security exceeding its fair value are evaluated for identification of credit and non-credit related factors. Any difference between the fair value of the debt security and the amortized cost basis not attributable to credit related factors are reported in other comprehensive income. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. When evaluating the investments for impairment at each reporting period, the Company reviews factors such as the extent of the unrealized loss, current and future economic market conditions and the economic and financial condition of the issuer and any changes thereto. As of March 31, 2023, the Company has not recognized an allowance for expected credit losses related to available-for-sale debt securities as the Company has not identified any unrealized losses for these investments attributable to credit factors. The Company's unrealized loss on investments in corporate bonds was primarily caused by recent rising interest rates. The Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of March 31, 2023
Due in 1 year	$504
Due in 1 year through 5 years	2,961
Due in 5 years through 10 years	96
Due after 10 years	-
Total	$3,561

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
(Dollar amounts in thousands, except per share data and where indicated in millions)

The Company is accounting for the interest rate cap contracts as economic hedges, marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the interest rate cap contracts in the consolidated statements of operations.

For the three months ended March 31, 2023 and 2022, the Company recorded unrealized losses of $0.5 million and unrealized gains of $0.6 million, respectively, in the consolidated statements of operations representing the change in the fair value of these economic hedges during such periods.

The interest rate cap contracts have notional amounts of $52.2 million and $49.0 million, respectively, mature on July 15, 2023 and October 11, 2023, respectively, and effectively cap LIBOR at 2.50% and 2.00%, respectively. The aggregate fair value of the interest rate cap contracts was $1.3 million and $1.8 million as of March 31, 2023 and December 31, 2022, respectively, and is included in prepaid expenses and other assets on the consolidated balance sheets. During the three months ended March 31, 2023 the Company earned $0.6 million from the interest rate cap contracts which is recorded in interest expense, net on the consolidated statements of operations.

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

The fair values of the Company’s investments in debt securities are measured using quoted prices for these investments; however, the markets for these assets are not active. The fair values of the Company’s interest rate cap contracts are measured using other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of March 31, 2023 and December 31, 2022, all of the Company’s debt securities and interest rate cap contracts were classified as Level 2 assets and there were no transfers between the level classifications during the three months ended March 31, 2023 and 2022.

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data and where indicated in millions)

7.	Notes Payable

Notes payable consists of the following:

Property	Interest Rate	Weighted Average Interest Rate for the Three Months Ended March 31, 2023	Maturity Date	Amount Due at Maturity	As of March 31, 2023	As of December 31, 2022
Arbors Harbor Town	4.53%	4.53%	January 1, 2026	$29,000	$29,000	$29,000
Arbors Harbor Town Supplemental	3.52%	3.52%	January 1, 2026	5,379	5,704	5,732
Parkside Apartments	4.45%	4.45%	June 1, 2025	15,782	16,556	16,644
Axis at Westmont	4.39%	4.39%	February 1, 2026	34,343	36,317	36,483
Valley Ranch Apartments	4.16%	4.16%	March 1, 2026	43,414	43,414	43,414
Flats at Fishers	3.78%	3.78%	July 1, 2026	26,090	27,936	28,072
Flats at Fishers Supplemental	3.85%	3.85%	July 1, 2026	8,366	8,944	8,987
Autumn Breeze Apartments	3.39%	3.39%	April 1, 2030	25,518	29,920	29,920
BayVue Apartments	LIBOR + 3.00% (floor 3.10%)	7.67%	July 9, 2024	46,673	46,673	46,443
Citadel Apartments Senior	LIBOR + 1.50% (floor 1.60%)	6.18%	October 11, 2024	39,200	39,200	39,200
Citadel Apartments Junior	LIBOR + 8.75% (floor 8.85%)	13.53%	October 11, 2024	9,800	9,800	9,800

Total notes payable		5.25%		$283,565	293,464	293,695

Less: Deferred financing costs					(3,060)	(3,406)

Total notes payable, net					$290,404	$290,289

LIBOR as of March 31, 2023 and December 31, 2022 was 4.86% and 4.39%, respectively. The Company’s loans are secured by the indicated real estate and are non-recourse to the Company, unless otherwise indicated.

The following table provides information with respect to the contractual maturities and scheduled principal repayments of the Company’s indebtedness as of March 31, 2023.

	2023	2024	2025	2026	2027	Thereafter	Total
Principal maturities	$1,730	$98,134	$18,138	$147,729	$654	$27,079	$293,464

Less: deferred financing costs							(3,060)

Total notes payable, net							$290,404

As of March 31, 2023, the Company was in compliance with all of its financial debt covenants.

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data and where indicated in millions)

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

BayVue Apartments

On July 7, 2021, the Company entered into a non-recourse mortgage loan facility for up to $52.2 million (the “BayVue Apartments Mortgage”) scheduled to initially mature on July 9, 2024, with two, one-year extension options, subject to the satisfaction of certain conditions. The BayVue Apartments Mortgage provides for a replacement benchmark rate in connection with the phase-out of LIBOR, which is expected to be for periods after June 30, 2023. As of March 31, 2023, the outstanding principal balance and remaining availability under the BayVue Apartments Mortgage was $46.7 million and $5.5 million, respectively. The remaining availability may be drawn for certain capital improvements to the property pursuant to the loan agreement.

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

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data and where indicated in millions)

8.	Stockholders’ Equity

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

For the three months ended March 31, 2023, the Company repurchased 10,161 shares of common stock, pursuant to its SRP at a weighted average price per share of $14.75 per share. For the three months ended March 31, 2022, the Company repurchased 24,419 shares of common stock, pursuant to its SRP at a weighted average price per share of $12.91 per share.

Distributions

The Company did not make any distributions to its stockholders during the three months ended March 31, 2023 and 2022.

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data and where indicated in millions)

9.	Related Party Transactions

The Company has agreements with the Advisor and its affiliates to pay certain fees and reimburse certain expenses in connection with services performed and costs incurred by these entities and other related parties. The Company is dependent on the Advisor and its affiliates for certain services that are essential to it, including investment decisions, asset disposition decisions, property management and leasing services, financing services, and other general administrative responsibilities. In the event that these entities are unable to provide the Company with their respective services, the Company would be required to obtain such services from other sources.

The advisory agreement has a one-year term and is renewable annually upon the mutual consent of the Advisor and the Company’s independent directors.

The following table represents the fees incurred associated with the payments to the Company’s Advisor and its affiliates for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
Acquisition fees and acquisition expense reimbursement(1)	$21	$-
Property management fees (property operating expenses)	135	117
Administrative services reimbursement (general and administrative costs)	376	347
Asset management fees (general and administrative costs)	906	868
Total	$1,438	$1,332

(1)	Capitalized to the corresponding asset and amortized over its estimated useful life.

10.	Commitments and Contingencies

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

Executive Overview

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who were distressed or faced time-sensitive deadlines. In addition, our opportunistic and value-add investment strategy has included investments in real estate-related assets that present opportunities for higher current income. Since inception, we have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, multifamily and student housing. We have purchased existing, income-producing properties and newly constructed properties. We have also invested in mortgage and mezzanine loans. We have made our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. All of our current investments are located in the United States. We currently intend to hold our various real properties until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. We currently have one operating segment. As of March 31, 2023, our investments included eight wholly owned real estate investments (multifamily properties) and one real estate-related investment (note receivable).

Adverse Developments Affecting the Financial Services Industry and Concentration of Credit Risk

As of March 31, 2023 and December 31, 2022, we had cash deposited in certain financial institutions in excess of federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash. However, in March 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on our operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, our ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on our business, financial condition and results of operations.

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

Liquidity and Capital Resources

We had cash and cash equivalents of $58.8 million, marketable securities, available for sale of $3.6 million and restricted cash of $4.5 million as of March 31, 2023. Our principal demands for funds going forward are expected to be for the payment of (a) operating expenses, including capital expenditures, and (b) scheduled debt service on our outstanding indebtedness, including any required interest rate cap agreements. We also may, at our discretion, use funds for (a) tender offers and/or redemptions of shares of our common stock, (b) distributions, if any, to our shareholders, and (c) selective acquisitions and/or real estate-related investments. Generally, we expect to meet our cash needs with our cash and cash equivalents on hand along with our cash flow from operations, the release of certain funds held in restricted cash, the remaining availability on certain of our mortgage loans and the repayment of our outstanding note receivable. However, to the extent that these sources are not sufficient to cover our cash needs for at least twelve months from the date of filing this report, we may also use proceeds from additional borrowings and/or selective asset sales to fund such needs.

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

Results of Operations

We currently have one operating segment. As of March 31, 2023, we had eight wholly owned real estate investments (multifamily properties) and one real estate-related investment (note receivable).

The tables below reflect occupancy and effective monthly rental rates for our operating properties owned as of the dates indicated:

	Occupancy		Effective Monthly Rent per Unit(1)
	As of March 31,		As of March 31,
Property	2023	2022	2023	2022
Arbors Harbor Town	90%	95%	$1,667	$1,519
Parkside	95%	97%	$1,416	$1,307
Flats at Fishers	94%	94%	$1,505	$1,391
Axis at Westmont	95%	93%	$1,476	$1,325
Valley Ranch Apartments	96%	94%	$1,700	$1,541
Autumn Breeze Apartments	95%	94%	$1,385	$1,249
BayVue Apartments	95%	95%	$1,492	$1,196
Citadel Apartments	94%	94%	$1,681	$1,631

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

Three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Our operating results for the three months ended March 31, 2023 and 2022 are attributable to our eight wholly owned investment properties, all of which were owned by us during the entire periods presented. The following table provides summary information about our results of operations (dollars in thousands):

	Three Months Ended
	March 31,		Increase/	Percentage
	2023	2022	(Decrease)	Change
Rental revenues	$12,313	$11,206	$1,107	10.0%
Property operating expenses	3,900	3,247	653	20.0%
Real estate taxes	1,874	1,728	146	8.0%
General and administrative	1,863	1,818	45	2.0%
Depreciation and amortization	3,440	4,919	(1,479)	(30.0%)
Interest expense, net	3,598	3,114	484	16.0%

Revenues Rental revenues for the three months ended March 31, 2023 were $12.3 million, an increase of $1.1 million, compared to $11.2 million for the same period in 2022. Our rental revenues increased during the 2023 period as a result of higher average monthly rent per unit, partially offset by slightly lower overall portfolio occupancy.

Property Operating Expenses Property operating expenses for the three months ended March 31, 2023 were $3.9 million, an increase of $0.7 million, compared to $3.2 million for the same period in 2022. Our property operating expenses increased primarily as a result of higher utilities and insurance costs.

Real Estate Taxes Real estate taxes for the three months ended March 31, 2023 were $1.9 million, an increase of $0.2 million, compared to $1.7 million for the same period in 2022.

General and Administrative Expenses General and administrative expenses for the three months ended March 31, 2023 were $1.9 million, a slight increase of $0.1 million, compared to $1.8 million for the same period in 2022.

Depreciation and Amortization Depreciation and amortization expense for the three months ended March 31, 2023 was $3.4 million, a decrease of $1.5 million, compared to $4.9 million for the same period in 2022. Our depreciation and amortization expenses decreased $1.6 million as a result of a decreased amortization expense resulting from in-place lease intangibles becoming fully amortized during 2022.

Interest Expense, Net Interest expense, net for the three months ended March 31, 2023 was $3.6 million, an increase of $0.5 million, compared to $3.1 million for the same period in 2022. Interest expense is primarily attributable to financings associated with our multifamily properties and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods. Additionally, during the three months ended March 31, 2023, we earned $0.6 million from the interest rate cap contracts which is recorded in interest expense, net.

Mark to Market Adjustment on Derivative Financial Instruments During the three months ended March 31, 2023 and 2022, we recorded a negative mark to market adjustment of $0.5 million and a positive mark to market adjustment of $0.6 million, respectively. These mark to market adjustments represented the change in the fair value of our interest rate cap contracts during the applicable period.

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

We have agreements with the Advisor and its affiliates to pay certain fees and reimburse certain expenses in connection with services performed and costs incurred by these entities and other related parties. We are dependent on the Advisor and its affiliates for certain services that are essential to us, including investment decisions, asset disposition decisions, property management and leasing services, financing services, and other general administrative responsibilities. In the event that these entities are unable to provide us with their respective services, we would be required to obtain such services from other sources.

The advisory agreement has a one-year term and is renewable annually upon the mutual consent of our Advisor and our independent directors.

The following table represents the fees incurred associated with the payments to our Advisor and its affiliates for the periods indicated (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022
Acquisition fees and acquisition expense reimbursement(1)	$21	$-
Property management fees (property operating expenses)	135	117
Administrative services reimbursement (general and administrative costs)	376	347
Asset management fees (general and administrative costs)	906	868
Total	$1,438	$1,332

(1)	Capitalized to the corresponding asset and amortized over its estimated useful life.

Summary of Cash Flows

Operating activities

The net cash provided by operating activities of $1.2 million for the three months ended March 31, 2023 consisted primarily of our net loss of $2.0 million less the net change in operating assets and liabilities of $0.9 million plus the negative mark to market adjustments on derivative financial instruments of $0.5 million, depreciation and amortization of $3.4 million and amortization of deferred financing costs of $0.4 million.

Investing activities

The net cash used in investing activities of $2.3 million for the three months ended March 31, 2023 consisted primarily of the following:

●	capital expenditures of $1.4 million;

●	funding of note receivable of $0.8 million; and

●	net purchases of marketable securities of $0.1 million.

Financing activities

The net cash used in financing activities of $0.4 million for the three months ended March 31, 2023 consisted primarily of the following:

●	proceeds from notes payable of $0.2 million;

●	principal payments of notes payable of $0.5 million; and

●	redemptions and cancellation of common stock of $0.1 million.

Debt Financings

From time to time, we have obtained mortgage, bridge, or mezzanine loans for acquisitions and investments, as well as property development, redevelopment and renovations. In the future, we may obtain new financings for such activities or to refinance our existing real estate assets, depending on multiple factors.

Our aggregate notes payable balance was $290.4 million, net of deferred financing fees of $3.1 million, and had a weighted average interest rate of 5.25% as of March 31, 2023. Our aggregate notes payable balance was $290.3 million, net of deferred financing fees of $3.4 million, and had a weighted average interest rate of 4.33% as of December 31, 2022.

Derivative Financial Instruments

We have entered into two interest rate cap contracts with unrelated financial institutions in order to reduce the effect of interest rate fluctuations or risk of certain real estate investment’s interest expense on our variable rate debt. We are exposed to credit risk in the event of non-performance by the counterparty to these financial instruments. Management believes the risk of loss due to non-performance to be minimal.

We are accounting for the interest rate cap contracts as economic hedges, marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the interest rate cap contracts in the consolidated statements of operations.

For the three months ended March 31, 2023 and 2022, we recorded unrealized losses of $0.5 million and unrealized gains of $0.6 million, respectively, in the consolidated statements of operations representing the change in the fair value of these economic hedges during such periods.

The interest rate cap contracts, which were entered into in connection with the BayVue Apartments Mortgages and Citadel Apartments Mortgage, have notional amounts of $52.2 million and $49.0 million, respectively, mature on July 15, 2023 and October 11, 2023, respectively, and effectively cap LIBOR at 2.50% and 2.00%, respectively. The aggregate fair value of the interest rate cap contracts was $1.3 million and $1.8 million as of March 31, 2023 and December 31, 2022, respectively, and is included in prepaid expenses and other assets on the consolidated balance sheets. Furthermore, pursuant to the terms of the Citadel Apartments Mortgages and Citadel Apartments Mortgage, we are required to enter into one or more additional interest rate cap agreements with the same notional amounts and at substantially similar strike rates for as long as these mortgage remain outstanding.

Contractual Obligations

One of our principal short-term and long-term liquidity requirements includes the debt service payments on our outstanding notes payable. The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of March 31, 2023 (dollars in thousands).

Contractual Obligations	2023	2024	2025	2026	2027	Thereafter	Total
Mortgage Payable	$1,730	$98,134	$18,138	$147,729	$654	$27,079	$293,464
Interest Payments(1)	11,861	13,497	7,609	2,698	943	2,111	38,719
Total Contractual Obligations	$13,591	$111,631	$25,747	$150,427	$1,597	$29,190	$332,183

(1)	These amounts represent future interest payments related to notes payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month LIBOR rate as of March 31, 2023 was used.

As of March 31, 2023, we were in compliance with all of our financial debt covenants.

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

Our calculations of FFO and MFFO are presented below (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended March 31,
Description	2023	2022
Net loss	$(1,987)	$(1,379)
FFO adjustments:
Depreciation and amortization of real estate assets	3,440	4,919
FFO	1,453	3,540
MFFO adjustments:
Other adjustments:
Mark to market adjustments(1)	526	(618)
Non-recurring loss/(gain) from extinguishment/sale of debt, derivatives or securities holdings(2)	2	(4)
MFFO before straight-line rent	1,981	2,918
Straight-line rent(3)	-	-
MFFO - IPA recommended format	$1,981	$2,918

Net loss	$(1,987)	$(1,379)
Net loss per common share, basic and diluted	$(0.10)	$(0.07)

FFO	$1,453	$3,540
FFO per common share, basic and diluted	$0.07	$0.18

Weighted average number of common shares outstanding, basic and diluted	20,036	20,110

1)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
2)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

Share Redemption Program

Our board of directors has adopted a share redemption program (the “SRP”) that permits stockholders to sell their shares back to us, subject to the significant conditions and limitations of the program. Our board of directors can amend the provisions of the SRP at any time without the approval of its stockholders.

Effective March 25, 2021, our Board of Directors reopened the SRP, which had been suspended since December 13, 2019, solely for redemptions submitted in connection with a stockholder’s death and set the price for all such purchases to our current NAV per Share, as determined by its board of directors and reported by us from time to time.

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

Pursuant to the terms of the Amended SRP, any shares approved for redemption are redeemed on a periodic basis as determined by our board of directors, generally expected to be at the end of each quarterly period. However, we will not redeem, during any calendar year, more than 5% of the number of shares outstanding on last day of the previous calendar year (the “5% Limitation”). The cash available for redemption of shares will be set by our board of directors not less often than annually (the “Funding Limitation” and, together with the 5% Limitation, the “Redemption Limitations”). Our board of directors has set the amount of cash available for redemption of shares for the year ended December 31, 2023 at $8.0 million, which is generally to be allocated $2.0 million for each quarterly period. We may change the amount of the Redemption Limitations upon 10 business days’ notice to our stockholders and will provide notice of any change to the Redemption Limitations by including such information in (a) a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the Securities and Exchange Commission or (b) a separate mailing to its stockholders.

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

For the three months ended March 31, 2023, we repurchased 10,161 shares of common stock, pursuant to our SRP at a weighted average price per share of $14.75 per share. For the three months ended March 31, 2022, we repurchased 24,419 shares of common stock, pursuant to our SRP at a weighted average price per share of $12.91 per share.

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

We did not make any distributions to our stockholders during the three months ended March 31, 2023 and 2022.

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

Our critical accounting policies and estimates have not changed significantly from the discussion found in the Management Discussion and Analysis and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 which was filed with the Securities and Exchange Commission on March 28, 2023.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of March 31, 2023, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control-New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of March 31, 2023, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

LIGHTSTONE VALUE PLUS REIT V, INC.

Date: May 15, 2023	By:	/s/ Mitchell C. Hochberg
Mitchell C. Hochberg
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 15, 2023, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed or furnished herewith
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.