Form 10-Q
period 2023-06-30
Lightstone Value Plus REIT V, Inc.
filed 2023-08-14
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, the Registrant had approximately 19.7 million shares of common stock outstanding.

LIGHTSTONE VALUE PLUS REIT V, INC.

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets

Investment property:
Land and improvements	$84,741	$84,439
Building and improvements	326,606	324,335
Furniture, fixtures and equipment	10,175	9,975
Gross investment property	421,522	418,749
Less accumulated depreciation	(66,180)	(59,274)
Net investment property	355,342	359,475

Cash and cash equivalents	55,839	59,625
Marketable securities, available for sale	3,569	3,455
Restricted cash	5,210	5,126
Note receivable, net	4,750	3,771
Prepaid expenses and other assets	3,051	3,256
Total Assets	$427,761	$434,708

Liabilities and Stockholders’ Equity

Notes payable, net	$290,445	$290,289
Accounts payable and accrued and other liabilities	8,169	8,515
Total liabilities	298,614	298,804

Commitments and Contingencies

Stockholders’ Equity:
Company’s stockholders’ equity:
Preferred stock, $.0001 par value per share; 50.0 million shares authorized, none issued and outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value per share; 350.0 million shares authorized, 19.9 million and 20.0 million shares issued and outstanding, respectively	2	2
Additional paid-in-capital	167,846	169,996
Accumulated other comprehensive loss	(200)	(220)
Accumulated deficit	(38,501)	(33,874)
Total Stockholders’ Equity	129,147	135,904
Total Liabilities and Stockholders’ Equity	$427,761	$434,708

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(dollars and shares in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Rental revenues	$12,660	$11,612	$24,973	$22,818

Expenses
Property operating expenses	4,093	4,030	7,993	7,277
Real estate taxes	1,826	1,646	3,700	3,374
General and administrative	1,906	1,899	3,769	3,717
Depreciation and amortization	3,466	4,953	6,906	9,872
Total expenses	11,291	12,528	22,368	24,240

Interest expense, net	(3,623)	(3,307)	(7,221)	(6,421)
Interest income	686	368	1,325	877
Mark to market adjustment on derivative financial instruments	(664)	492	(1,190)	1,110
Other (expense)/income, net	(408)	247	(146)	1,361
Net loss	$(2,640)	$(3,116)	$(4,627)	$(4,495)

Weighted average shares outstanding:
Basic and diluted	19,918	20,089	19,977	20,100

Basic and diluted loss per share	$(0.13)	$(0.16)	$(0.23)	$(0.22)

Comprehensive loss:
Net loss	$(2,640)	$(3,116)	$(4,627)	$(4,495)
Other comprehensive (loss)/income:
Holding (loss)/gain on marketable securities, available for sale	(16)	(62)	12	(185)
Reclassification adjustment for loss/(gain) on sale of marketable securities included in net loss	6	2	8	(2)
Total other comprehensive (loss)/income	(10)	(60)	20	(187)
Comprehensive loss	$(2,650)	$(3,176)	$(4,607)	$(4,682)

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars and shares in thousands)

(unaudited)

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
BALANCE, March 31, 2022	1	$-	20,104	$2	$170,764	$(114)	$(26,603)	$144,049

Net loss	-	-	-	-	-	-	(3,116)	(3,116)
Redemption and cancellation of common stock	-	-	(20)	-	(257)	-	-	(257)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	-	-	(62)	-	(62)
Reclassification adjustment for loss on sale of marketable securities included in net loss	-	-	-	-	-	2	-	2

BALANCE, June 30, 2022	1	$-	20,084	$2	$170,507	$(174)	$(29,719)	$140,616

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE, December 31, 2021	1	$-	20,128	$2	$171,079	$13	$(25,224)	$145,870

Net loss	-	-	-	-	-	-	(4,495)	(4,495)
Redemption and cancellation of common stock	-	-	(44)	-	(572)	-	-	(572)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	-	-	(185)	-	(185)
Reclassification adjustment for gain on sale of marketable securities included in net loss	-	-	-	-	-	(2)	-	(2)

BALANCE, June 30, 2022	1	$-	20,084	$2	$170,507	$(174)	$(29,719)	$140,616

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE, March 31, 2023	1	$-	20,034	$2	$169,846	$(190)	$(35,861)	$133,797

Net loss	-	-	-	-	-	-	(2,640)	(2,640)
Redemption and cancellation of common stock	-	-	(160)	-	(2,000)	-	-	(2,000)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	-	-	(16)	-	(16)
Reclassification adjustment for loss on sale of marketable securities included in net loss	-	-	-	-	-	6	-	6

BALANCE, June 30, 2023	1	$-	19,874	$2	$167,846	$(200)	$(38,501)	$129,147

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE, December 31, 2022	1	$-	20,044	$2	$169,996	$(220)	$(33,874)	$135,904

Net loss	-	-	-	-	-	-	(4,627)	(4,627)
Redemption and cancellation of common stock	-	-	(170)	-	(2,150)	-	-	(2,150)
Other comprehensive income:
Holding gain on marketable securities, available for sale	-	-	-	-	-	12	-	12
Reclassification adjustment for loss on sale of marketable securities included in net loss	-	-	-	-	-	8	-	8

BALANCE, June 30, 2023	1	$-	19,874	$2	$167,846	$(200)	$(38,501)	$129,147

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,627)	$(4,495)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,906	9,872
Amortization of deferred financing fees	711	711
Mark to market adjustment on derivative financial instruments	1,190	(1,110)
Non-cash interest income	(32)	(324)
Other non-cash adjustments	(143)	(2)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(853)	(761)
(Decrease)/increase in accounts payable and accrued and other liabilities	(440)	515
Net cash provided by operating activities	2,712	4,406

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(2,701)	(4,464)
Purchases of marketable securities	(625)	(721)
Proceeds from sale of marketable securities	523	735
Funding of note receivable, net	(925)	-
Proceeds from repayment of note receivable	-	8,821
Net cash (used in)/provided by investing activities	(3,728)	4,371

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	461	11,587
Payments on notes payable	(997)	(867)
Payment of loan fees and expenses	-	(13)
Redemption and cancellation of common stock	(2,150)	(572)
Net cash (used in)/provided by financing activities	(2,686)	10,135

Change in cash, cash equivalents and restricted cash	(3,702)	18,912
Cash, cash equivalents and restricted cash, beginning of year	64,751	45,239
Cash, cash equivalents and restricted cash, end of period	$61,049	$64,151

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$8,500	$5,667
Cash paid for income taxes	$726	$54
Capital expenditures for investment property in accounts payable and accrued and other liabilities	$233	$156
Holding gain/loss on marketable securities, available for sale	$20	$187

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$55,839	$59,435
Restricted cash	5,210	4,716
Total cash, cash equivalents and restricted cash	$61,049	$64,151

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

The Company was formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, the Company has focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. The Company has acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, multifamily and student housing. The Company has purchased existing, income-producing properties, and newly-constructed properties. The Company has also invested in other real estate-related investments such as mortgage and mezzanine loans. The Company intends to hold the various real properties in which it has invested until such time as its board of directors determines that a sale or other disposition appears to be advantageous to achieve the Company’s investment objectives or until it appears that the objectives will not be met. The Company currently has one operating segment. As of June 30, 2023, the Company had eight wholly owned real estate investments (multifamily properties) and one real estate-related investment (note receivable).

Substantially all of the Company’s business is conducted through Lightstone REIT V OP LP, a limited partnership organized in Delaware (the “Operating Partnership”). As of June 30, 2023, the Company’s wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner. As of June 30, 2023, the Company’s wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

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

Organization

In connection with the Company’s initial capitalization, the Company issued 22,500 shares of its common stock and 1,000 shares of its convertible stock to the Company’s previous advisor on January 19, 2007. The 1,000 shares of convertible stock were transferred to an affiliate of Lightstone on February 10, 2017 and remain outstanding. As of June 30, 2023, the Company had 19.9 million shares of common stock outstanding.

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

Principles of Consolidation and Basis of Presentation

The Company’s consolidated financial statements includes its accounts and the accounts of other subsidiaries over which the Company has control. All inter-company transactions, balances, and profits have been eliminated in consolidation. In addition, interests in entities acquired are evaluated based on applicable GAAP, and entities deemed to be variable interest entities (“VIE”) in which the Company is the primary beneficiary are also consolidated. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control, substantive participating rights or both under the respective ownership agreement. For entities in which the Company has less than a controlling interest or entities which it is not deemed to be the primary beneficiary, it accounts for the investment using the equity method of accounting.

The consolidated balance sheet as of December 31, 2022 included herein has been derived from the consolidated balance sheet included in the Company’s Annual Report on Form 10-K.

The unaudited consolidated statements of operations for interim periods are not necessarily indicative of results for the full year or any other period.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

To maintain its qualification as a REIT, the Company may engage in certain activities through taxable REIT subsidiaries (“TRSs”). As such, it may be subject to U.S. federal and state income and franchise taxes from these activities.

The Company’s income tax expense and benefits are included in other income/(expense), net on its consolidated statements of operations. During both the three and six months ended June 30, 2023, the Company recorded income tax expense of $0.7 million, primarily consisting of estimated state income tax due. During the three and six months ended June 30, 2022, the Company recorded estimated income tax expense of $17 and an aggregate income tax benefit of $0.9 million respectively. The aggregate income tax benefit for the six months ended June 30, 2022 includes an $0.8 million partial refund of previously paid foreign income tax received in the first quarter of 2022.

As of June 30, 2023 and December 31, 2022, the Company had no material uncertain income tax positions.

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

Adverse Developments Affecting the Financial Services Industry and Concentration of Credit Risk

As of June 30, 2023 and December 31, 2022, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on the Company’s operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

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

The Company’s overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges, and other changes in economic conditions, may adversely affect the Company’s results of operations and financial performance.

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

The Loan Borrower developed and constructed Park House, which contains 10 residential units and ground floor retail space. The Park House was substantially completed in July 2022, and during the year ended December 31, 2022, the Loan Borrower repaid $10.6 million of the Mezzanine Loan with proceeds from the sale of condominium units. As of December 31, 2022, the remaining outstanding principal balance of the Mezzanine Loan was $3.8 million, including $2.4 million of additional interest due at maturity, which was classified as note receivable, net on the consolidated balance sheet.

During the first quarter of 2023, the Company and Loan Borrower refinanced the Mezzanine Loan resulting in a $5.0 million senior loan (the “Senior Loan”) secured by the Loan Borrower’s ownership interest in Park House, consisting of the remaining unsold condominium units and the ground floor retail space. The Senior Loan bears interest at a rate of SOFR plus 5.50% per annum with a floor of 10.0% (10.66% as of June 30, 2023) and has a term of twelve-months with one six-month extension option, subject to the satisfaction of certain conditions. As of June 30, 2023, the carrying amount of the Senior Loan was $4.8 million, consisting of outstanding principal of $5.0 million less interest reserves of $0.2 million, which is classified as notes receivable, net on the consolidated balance sheet.

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

As of June 30, 2023 and December 31, 2022, management estimated that the carrying value of cash and cash equivalents, restricted cash, note receivable, prepaid expenses and other assets (exclusive of interest rate cap contracts - see Note 6) and accounts payable and accrued and other liabilities were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.

The fair value of the notes payable is categorized as a Level 2 in the fair value hierarchy. The fair value was estimated using a discounted cash flow analysis valuation on the estimated borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2023 and December 31, 2022. Carrying amounts of our notes payable and the related estimated fair value is summarized as follows:

	As of June 30, 2023		As of December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable	$293,159	$290,207	$293,695	$288,222

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

5.	Real Estate Properties

The following table presents certain information about the Company’s wholly owned and consolidated multifamily real estate properties as of June 30, 2023:

Property Name	Location	Date Acquired
Arbors Harbor Town	Memphis, Tennessee	December 20, 2011
Parkside Apartments (“Parkside”)	Sugar Land, Texas	August 8, 2013
Flats at Fishers	Fishers, Indiana	November 30, 2017
Axis at Westmont	Westmont, Illinois	November 27, 2018
Valley Ranch Apartments	Ann Arbor, Michigan	February 14, 2019
Autumn Breeze Apartments	Noblesville, Indiana	March 17, 2020
Bay Vue Apartments	Tampa, Florida	July 7, 2021
Citadel Apartments	Houston, Texas	October 6, 2021

6.	Marketable Securities, Derivative Financial Instruments and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of June 30, 2023
Debt securities:	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate and Government Bonds	$3,769	$7	$(207)	$3,569

	As of December 31, 2022
Debt securities:	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate and Government Bonds	$3,675	$-	$(220)	$3,455

The Company may be exposed to credit losses through its available-for-sale debt securities. Unrealized losses or impairments resulting from the amortized cost basis of any available-for-sale debt security exceeding its fair value are evaluated for identification of credit and non-credit related factors. Any difference between the fair value of the debt security and the amortized cost basis not attributable to credit related factors are reported in other comprehensive income. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. When evaluating the investments for impairment at each reporting period, the Company reviews factors such as the extent of the unrealized loss, current and future economic market conditions and the economic and financial condition of the issuer and any changes thereto. As of June 30, 2023, the Company has not recognized an allowance for expected credit losses related to available-for-sale debt securities as the Company has not identified any unrealized losses for these investments attributable to credit factors. The Company’s unrealized loss on investments in corporate bonds was primarily caused by rising interest rates. The Company does not currently intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of June 30, 2023
Due in 1 year	$674
Due in 1 year through 5 years	2,877
Due in 5 years through 10 years	18
Due after 10 years	-
Total	$3,569

Derivative Financial Instruments

The Company has entered into interest rate cap contracts with unrelated financial institutions in order to reduce the effect of interest rate fluctuations or risk of certain real estate investment’s interest expense on its variable rate debt. The Company is exposed to credit risk in the event of non-performance by the counterparty to these financial instruments. Management believes the risk of loss due to non-performance to be minimal.

The Company is accounting for the interest rate cap contracts as economic hedges, marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the interest rate cap contracts in the consolidated statements of operations.

For the three and six months ended June 30, 2023, the Company recorded unrealized losses of $0.7 million and $1.2 million, respectively, and for the three and six months ended June 30, 2022, the Company recorded unrealized gains of $0.5 million and $1.1 million, respectively. These unrealized gains and losses are classified as mark to market adjustment on derivative financial instruments on the Company’s consolidated statements of operations and represent the changes in the fair value of these economic hedges during such periods. As of June 30, 2023, the Company had two interest rate cap contracts with notional amounts of $52.2 million and $49.0 million, respectively, of which the first matured on July 15, 2023 and the second is scheduled to mature on October 11, 2023, respectively, and effectively cap LIBOR, as well as its replacement benchmark rate of SOFR upon the phase-out of LIBOR, at 2.50% and 2.00%, respectively. The aggregate fair value of the interest rate cap contracts was $0.6 million and $1.8 million as of June 30, 2023 and December 31, 2022, respectively, and is included in prepaid expenses and other assets on the consolidated balance sheets.

During the three and six months ended June 30, 2023, the Company earned $0.7 million and $1.3 million, respectively, from the interest rate cap contracts. The Company had no earnings from its interest rate cap contracts during both the three and six months ended June 30, 2022. Earnings from interest rate cap contracts are recorded in interest expense, net on the Company’s consolidated statements of operations.

On July 17, 2023, the Company entered into a new interest rate cap contract with an unrelated financial institution at a cost of $1.4 million which replaces its interest rate cap contract that expired on July 15, 2023. The replacement interest rate cap contract, which has an effective date of July 15, 2023, has a notional amount of $52.2 million, matures on July 15, 2024 and effectively caps SOFR at 2.50%.

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

The fair values of the Company’s investments in debt securities are measured using quoted prices for these investments; however, the markets for these assets are not active. The fair values of the Company’s interest rate cap contracts are measured using other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of June 30, 2023 and December 31, 2022, all of the Company’s debt securities and interest rate cap contracts were classified as Level 2 assets and there were no transfers between the level classifications during the six months ended June 30, 2023 and 2022.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

7.	Notes Payable

Notes payable consists of the following:

Property	Interest Rate	Weighted Average Interest Rate for the Six Months Ended June 30, 2023	Maturity Date	Amount Due at Maturity	As of June 30, 2023	As of December 31, 2022
Arbors Harbor Town	4.53%	4.53%	January 1, 2026	$29,000	$29,000	$29,000

Arbors Harbor Town Supplemental	3.52%	3.52%	January 1, 2026	5,379	5,676	5,732

Parkside Apartments	4.45%	4.45%	June 1, 2025	15,782	16,472	16,644

Axis at Westmont	4.39%	4.39%	February 1, 2026	34,343	36,160	36,483

Valley Ranch Apartments	4.16%	4.16%	March 1, 2026	43,414	43,414	43,414

Flats at Fishers	3.78%	3.78%	July 1, 2026	26,090	27,803	28,072

Flats at Fishers Supplemental	3.85%	3.85%	July 1, 2026	8,366	8,903	8,987

Autumn Breeze Apartments	3.39%	3.39%	April 1, 2030	25,518	29,827	29,920

BayVue Apartments	LIBOR + 3.00% (floor 3.10%)	5.34%	July 9, 2024	46,904	46,904	46,443

Citadel Apartments Senior	LIBOR + 1.50% (floor 1.60%)	3.63%	October 11, 2024	39,200	39,200	39,200

Citadel Apartments Junior	LIBOR + 8.75% (floor 8.85%)	10.96%	October 11, 2024	9,800	9,800	9,800

Total notes payable		4.45%		$283,796	293,159	293,695

Less: Deferred financing costs					(2,714)	(3,406)

Total notes payable, net					$290,445	$290,289

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

LIBOR as of June 30, 2023 and December 31, 2022 was 5.22% and 4.39%, respectively. The Company’s loans are secured by the indicated real estate and are non-recourse to the Company, unless otherwise indicated.

The following table provides information with respect to the contractual maturities and scheduled principal repayments of the Company’s indebtedness as of June 30, 2023.

	2023	2024	2025	2026	2027	Thereafter	Total
Principal maturities	$1,194	$98,365	$18,138	$147,729	$654	$27,079	$293,159

Less: deferred financing costs							(2,714)

Total notes payable, net							$290,445

As of June 30, 2023, the Company was in compliance with all of its financial debt covenants.

Citadel Apartments

On October 6, 2021, the Company entered into a non-recourse mortgage loan facility for up to $39.2 million (the “Citadel Apartments Senior Mortgage”). Simultaneously, on October 6, 2021, the Company also entered into a non-recourse mortgage loan facility for up to $9.8 million (the “Citadel Apartments Junior Mortgage” and together with the Citadel Apartments Senior Mortgage, the “Citadel Apartments Mortgages”). The Citadel Apartments Mortgages provided for a replacement benchmark rate in connection with the phase-out of LIBOR and effective on July 15, 2023, the Citadel Apartments Senior Mortgage’s interest rate converted from LIBOR plus 1.50% to SOFR plus 1.61% and the Citadel Apartments Junior Mortgage’s interest rate converted from LIBOR plus 8.75% to SOFR plus 8.86%.

The Citadel Apartments Mortgages initially mature on October 11, 2024, with two one-year extension options, subject to the satisfaction of certain conditions, and are collateralized by the Citadel Apartments, while the Citadel Apartments Junior Mortgage is subordinate to the Citadel Apartments Senior Mortgage.

Pursuant to the terms of the Citadel Apartments Mortgages, the Company is required to enter into one or more interest rate cap contracts in the aggregate notional amount of $49.0 million for as long as the Citadel Apartments Mortgages remain outstanding. In connection with the Citadel Apartments Mortgages, the Company has entered into an interest rate cap contract with a notional amount of $49.0 million pursuant to which the LIBOR and the replacement SOFR rates are capped at 2.00% through October 11, 2023.

The Company currently intends to enter into a replacement interest rate cap contract upon the expiration of its existing interest rate cap contract with a notional amount of $49.0 million on October 11, 2023.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

BayVue Apartments

On July 7, 2021, the Company entered into a non-recourse mortgage loan facility for up to $52.2 million (the “BayVue Apartments Mortgage”) scheduled to initially mature on July 9, 2024, with two, one-year extension options, subject to the satisfaction of certain conditions. The BayVue Apartments Mortgage provides for a replacement benchmark rate in connection with the phase-out of LIBOR and effective on July 15, 2023, the interest rate converted from LIBOR plus 3.00% to SOFR plus 3.11%. As of June 30, 2023, the outstanding principal balance and remaining availability under the BayVue Apartments Mortgage was $46.9 million and $5.3 million, respectively. The remaining availability may be drawn for certain capital improvements to the property pursuant to the loan agreement. Although the BayVue Apartments Mortgage is currently scheduled to mature on July 9, 2024, the Company currently intends to exercise the first of its two one-year extension options to extend the maturity of the BayVue Apartments Mortgage to July 9, 2025.

Pursuant to the terms of the BayVue Apartments Mortgage, the Company is required to enter into one or more interest rate cap contracts in the aggregate notional amount of $52.2 million for as long as the BayVue Apartments Mortgage remains outstanding. In connection with the BayVue Apartments Mortgage, the Company previously entered into an interest rate cap contract with a notional amount of $52.2 million pursuant to which the LIBOR rate was capped at 2.50% through July 15, 2023. On July 17, 2023, the Company entered into a new interest rate cap contract with an unrelated financial institution at a cost of $1.4 million which replaces its interest rate cap contract that expired on July 15, 2023. The replacement interest rate cap contract, which has an effective date of July 15, 2023, has a notional amount of $52.2 million, matures on July 15, 2024 and effectively caps SOFR at 2.50%.

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

For the six months ended June 30, 2023, the Company repurchased 169,651 shares of common stock, pursuant to its SRP at a weighted average price per share of $12.67 per share. For the six months ended June 30, 2022, the Company repurchased 44,275 shares of common stock, pursuant to its SRP at a weighted average price per share of $12.91 per share.

Distributions

The Company did not make any distributions to its stockholders during the six months ended June 30, 2023 and 2022.

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

The advisory agreement has a one-year term and is renewable annually upon the mutual consent of the Advisor and the Company’s independent directors.

The following table represents the fees incurred associated with the payments to the Company’s Advisor and its affiliates for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Acquisition fees and acquisition expense reimbursement(1)	$-	$-	$21	$-
Property management fees (property operating expenses)	135	124	270	242
Administrative services reimbursement (general and administrative costs)	377	346	753	693
Asset management fees (general and administrative costs)	907	861	1,813	1,729
Total	$1,419	$1,331	$2,857	$2,664

(1)	Capitalized to the corresponding asset and amortized over its estimated useful life.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

10.	Commitments and Contingencies

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

Executive Overview

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who were distressed or faced time-sensitive deadlines. In addition, our opportunistic and value-add investment strategy has included investments in real estate-related assets that present opportunities for higher current income. Since inception, we have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, multifamily and student housing. We have purchased existing, income-producing properties and newly constructed properties. We have also invested in mortgage and mezzanine loans. We have made our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. All of our current investments are located in the United States. We currently intend to hold our various real properties until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. We currently have one operating segment. As of June 30, 2023, our investments included eight wholly owned real estate investments (multifamily properties) and one real estate-related investment (note receivable).

Adverse Developments Affecting the Financial Services Industry and Concentration of Credit Risk

As of June 30, 2023 and December 31, 2022, we had cash deposited in certain financial institutions in excess of federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on our operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, our ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges, and other changes in economic conditions, may adversely affect our results of operations and financial performance.

Liquidity and Capital Resources

We had cash and cash equivalents of $55.8 million, marketable securities, available for sale of $3.6 million and restricted cash of $5.2 million as of June 30, 2023. Our principal demands for funds going forward are expected to be for the payment of (a) operating expenses, including capital expenditures, and (b) scheduled debt service on our outstanding indebtedness, including any required replacement interest rate cap contracts. We also may, at our discretion, use funds for (a) tender offers and/or redemptions of shares of our common stock, (b) distributions, if any, to our shareholders, and (c) selective acquisitions and/or real estate-related investments. Generally, we expect to meet our cash needs with our cash and cash equivalents on hand along with our cash flow from operations, the release of certain funds held in restricted cash, the remaining availability on certain of our mortgage loans and the repayment of our outstanding note receivable.

However, to the extent that our cash flow from operations and available cash on hand and marketable securities are not sufficient to cover our cash needs, we may use proceeds from additional borrowings and/or selective asset sales to fund such needs.

Although our non-recourse mortgage loan facility (the “BayVue Apartments Mortgage”), which had an outstanding principal balance of $46.9 million as of June 30, 2023, is currently scheduled to mature on July 9, 2024, we currently intend to exercise the first of its two one-year extension options to extend the maturity date of the BayVue Apartments Mortgage to July 9, 2025 as discussed in Note 7 of the Notes to Consolidated Financial Statements.

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

Results of Operations

We currently have one operating segment. As of June 30, 2023, we had eight wholly owned real estate investments (multifamily properties) and one real estate-related investment (note receivable).

The tables below reflect occupancy and effective monthly rental rates for our operating properties owned as of the dates indicated:

	Occupancy		Effective Monthly Rent per Unit(1)
	As of June 30,		As of June 30,
Property	2023	2022	2023	2022
Arbors Harbor Town	90%	94%	$1,698	$1,551
Parkside	94%	96%	$1,435	$1,338
Flats at Fishers	97%	99%	$1,530	$1,386
Axis at Westmont	96%	96%	$1,509	$1,363
Valley Ranch Apartments	95%	95%	$1,798	$1,641
Autumn Breeze Apartments	98%	99%	$1,426	$1,245
BayVue Apartments	94%	95%	$1,520	$1,279
Citadel Apartments	94%	96%	$1,697	$1,598

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

Three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Our operating results for the three months ended June 30, 2023 and 2022 are attributable to our eight wholly owned investment properties, all of which were owned by us during the entire periods presented. The following table provides summary information about our results of operations (dollars in thousands):

	Three Months Ended
	June 30,		Increase/	Percentage
	2023	2022	(Decrease)	Change
Rental revenues	$12,660	$11,612	$1,048	9.0%
Property operating expenses	4,093	4,030	63	2.0%
Real estate taxes	1,826	1,646	180	11.0%
General and administrative	1,906	1,899	7	0.0%
Depreciation and amortization	3,466	4,953	(1,487)	(30.0%)
Interest expense, net	3,623	3,307	316	10.0%

Revenues Rental revenues for the three months ended June 30, 2023 were $12.7 million, an increase of $1.1 million, compared to $11.6 million for the same period in 2022. Our rental revenues increased during the 2023 period as a result of higher average monthly rent per unit, partially offset by slightly lower overall portfolio occupancy.

Property Operating Expenses Property operating expenses for the three months ended June 30, 2023 were $4.1 million, a slight increase of $0.1 million, compared to $4.0 million for the same period in 2022.

Real Estate Taxes Real estate taxes for the three months ended June 30, 2023 were $1.8 million, an increase of $0.2 million, compared to $1.6 million for the same period in 2022.

General and Administrative Expenses General and administrative expenses were unchanged at $1.9 million for both the three months ended June 30, 2023 and 2022.

Depreciation and Amortization Depreciation and amortization expense for the three months ended June 30, 2023 was $3.5 million, a decrease of $1.5 million, compared to $5.0 million for the same period in 2022. Our depreciation and amortization expenses decreased $1.7 million as a result of a decreased amortization expense resulting from in-place lease intangibles becoming fully amortized during 2022.

Interest Expense, Net Interest expense, net for the three months ended June 30, 2023 was $3.6 million, an increase of $0.3 million, compared to $3.3 million for the same period in 2022. Interest expense is primarily attributable to financings associated with our multifamily properties and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods. Additionally, during the three months ended June 30, 2023, we earned $0.7 million from our interest rate cap contracts which is recorded in interest expense, net. We did not have any earnings from our interest rate cap contracts during the 2022 period.

Mark to Market Adjustment on Derivative Financial Instruments During the three months ended June 30, 2023 and 2022, we recorded a negative mark to market adjustment of $0.7 million and a positive mark to market adjustment of $0.5 million, respectively. These mark to market adjustments represent the changes in the fair values of our interest rate cap contracts during such periods.

Six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

The following table provides summary information about our results of operations (dollars in thousands):

	Six Months Ended
	June 30,		Increase/	Percentage
	2023	2022	(Decrease)	Change
Rental revenues	$24,973	$22,818	$2,155	9.0%
Property operating expenses	7,993	7,277	716	10.0%
Real estate taxes	3,700	3,374	326	10.0%
General and administrative	3,769	3,717	52	1.0%
Depreciation and amortization	6,906	9,872	(2,966)	(30.0%)
Interest expense	7,221	6,421	800	12.0%

Revenues Rental revenues for the six months ended June 30, 2023 were $25.0 million, an increase of $2.2 million, compared to $22.8 million for the same period in 2022. Our rental revenues increased during the 2023 period as a result of higher average monthly rent per unit, partially offset by slightly lower overall portfolio occupancy.

Property Operating Expenses Property operating expenses for the six months ended June 30, 2023 were $8.0 million, an increase of $0.7 million, compared to $7.3 million for the same period in 2022. Our property operating expenses increased primarily as a result of higher utilities and insurance costs.

Real Estate Taxes Real estate taxes for the six months ended June 30, 2023 were $3.7 million, an increase of $0.3 million, compared to $3.4 million for the same period in 2022.

General and Administrative Expenses General and administrative expenses for the six months ended June 30, 2023 were $3.8 million, a slight increase of $0.1 million, compared to $3.7 million for the same period in 2022.

Depreciation and Amortization Depreciation and amortization expense for the six months ended June 30, 2023 was $6.9 million, a decrease of $3.0 million, compared to $9.9 million for the same period in 2022. Our depreciation and amortization expenses decreased $3.3 million as a result of a decreased amortization expense resulting from in-place lease intangibles becoming fully amortized during 2022.

Interest Expense, Net Interest expense, net for the six months ended June 30, 2023 was $7.2 million, an increase of $0.8 million, compared to $6.4 million for the same period in 2022. Interest expense is primarily attributable to financings associated with our multifamily properties and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods. Additionally, during the six months ended June 30, 2023, we earned $1.3 million from the interest rate cap contracts which is recorded in interest expense, net.

Mark to Market Adjustment on Derivative Financial Instruments During the six months ended June 30, 2023 and 2022, we recorded a negative mark to market adjustment of $1.2 million and a positive mark to market adjustment of $1.1 million, respectively. These mark to market adjustments represent the change in the fair values of our interest rate cap contracts during such periods.

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

The following table represents the fees incurred associated with the payments to our Advisor and its affiliates for the periods indicated (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Acquisition fees and acquisition expense reimbursement(1)	$-	$-	$21	$-
Property management fees (property operating expenses)	135	124	270	242
Administrative services reimbursement (general and administrative costs)	377	346	753	693
Asset management fees (general and administrative costs)	907	861	1,813	1,729
Total	$1,419	$1,331	$2,857	$2,664

(1)	Capitalized to the corresponding asset and amortized over its estimated useful life.

Summary of Cash Flows

Operating activities

The net cash provided by operating activities of $2.7 million for the six months ended June 30, 2023 consisted primarily of our net loss of $4.6 million less the net change in operating assets and liabilities of $1.3 million plus the negative mark to market adjustments on derivative financial instruments of $1.2 million, depreciation and amortization of $6.9 million and amortization of deferred financing costs of $0.7 million.

Investing activities

The net cash used in investing activities of $3.7 million for the six months ended June 30, 2023 consisted primarily of the following:

●	capital expenditures of $2.7 million;

●	funding of note receivable of $0.9 million; and

●	net purchases of marketable securities of $0.1 million.

Financing activities

The net cash used in financing activities of $2.7 million for the six months ended June 30, 2023 consisted primarily of the following:

●	proceeds from notes payable of $0.5 million;

●	principal payments of notes payable of $1.0 million; and

●	redemptions and cancellation of common stock of $2.2 million.

Debt Financings

From time to time, we have obtained mortgage, bridge, or mezzanine loans for acquisitions and investments, as well as property development, redevelopment and renovations. In the future, we may obtain new financings for such activities or to refinance our existing real estate assets, depending on multiple factors.

Our aggregate notes payable balance was $290.4 million, net of deferred financing fees of $2.7 million, and had a weighted average interest rate of 4.45% as of June 30, 2023. Our aggregate notes payable balance was $290.3 million, net of deferred financing fees of $3.4 million, and had a weighted average interest rate of 4.33% as of December 31, 2022.

Derivative Financial Instruments

We have entered into interest rate cap contracts with unrelated financial institutions in order to reduce the effect of interest rate fluctuations or risk of certain real estate investment’s interest expense on our variable rate debt. We are exposed to credit risk in the event of non-performance by the counterparty to these financial instruments. Management believes the risk of loss due to non-performance to be minimal.

We are accounting for the interest rate cap contracts as economic hedges, marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the interest rate cap contracts, classified as mark to market adjustment on derivative financial instruments in our consolidated statements of operations.

Pursuant to the terms of our BayVue Apartments Mortgages and our Citadel Apartment Mortgage, we are required to enter into one or more interest rate cap contracts at aggregate notional amounts of $52.2 million and $49.0 million, respectively, which cap the LIBOR rate, as well as the benchmark replacement rate of SOFR upon the phase-out of LIBOR, at 2.50% and 2.00%, respectively, as long as these mortgages remain outstanding.

As of June 30, 2023, we had two interest rate cap contracts with notional amounts of $52.2 million and $49.0 million, respectively, of which the first matured on July 15, 2023 and the second is scheduled to mature on October 11, 2023, which effectively cap LIBOR, as well as its replacement benchmark rate of SOFR upon the phase-out of LIBOR, at 2.50% and 2.00%, respectively.

On July 17, 2023, we entered into a new interest rate cap contract with an unrelated financial institution at a cost of $1.4 million to replace our interest rate cap contract that expired on July 15, 2023. The replacement interest rate cap contract, which has an effective date of July 15, 2023, has a notional amount of $52.2 million, matures on July 15, 2024 and effectively caps SOFR at 2.50%.

We currently intend to enter into a replacement interest rate cap contract upon the expiration of our existing interest rate cap contract with a notional amount of $49.0 million on October 11, 2023.

Contractual Obligations

One of our principal short-term and long-term liquidity requirements includes the debt service payments on our outstanding notes payable. The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of June 30, 2023 (dollars in thousands).

Contractual Obligations	2023	2024	2025	2026	2027	Thereafter	Total
Mortgage Payable	$1,194	$98,365	$18,138	$147,729	$654	$27,079	$293,159
Interest Payments(1)	8,074	13,757	7,609	2,698	943	2,111	35,192
Total Contractual Obligations	$9,268	$112,122	$25,747	$150,427	$1,597	$29,190	$328,351

(1)	These amounts represent future interest payments related to notes payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month LIBOR rate as of June 30, 2023 was used.

As of June 30, 2023, we were in compliance with all of our financial debt covenants.

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

Our calculations of FFO and MFFO are presented below (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Description	2023	2022	2023	2022
Net loss	$(2,640)	$(3,116)	$(4,627)	$(4,495)
FFO adjustments:
Depreciation and amortization of real estate assets	3,466	4,953	6,906	9,872
Income tax on sale of real estate	631	-	631	-
FFO	1,457	1,837	2,910	5,377
MFFO adjustments:
Other adjustments:
Mark to market adjustments(1)	664	(492)	1,190	(1,110)
Non-recurring loss/(gain) from extinguishment/sale of debt, derivatives or securities holdings(2)	6	2	8	(2)
MFFO - IPA recommended format	$2,127	$1,347	$4,108	$4,265

Net loss	$(2,640)	$(3,116)	$(4,627)	$(4,495)
Net loss per common share, basic and diluted	$(0.13)	$(0.16)	$(0.23)	$(0.22)

FFO	$1,457	$1,837	$2,910	$5,377
FFO per common share, basic and diluted	$0.07	$0.09	$0.15	$0.27

Weighted average number of common shares outstanding, basic and diluted	19,918	20,089	19,977	20,100

1)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
2)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

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

For the six months ended June 30, 2023, we repurchased 169,651 shares of common stock, pursuant to our SRP at a weighted average price per share of $12.67 per share. For the six months ended June 30, 2022, we repurchased 44,275 shares of common stock, pursuant to our SRP at a weighted average price per share of $12.91 per share.

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

We did not make any distributions to our stockholders during the six months ended June 30, 2023 and 2022.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of June 30, 2023, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control-New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of June 30, 2023, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

LIGHTSTONE VALUE PLUS REIT V, INC.

Date: August 14, 2023	By:	/s/ Mitchell C. Hochberg
Mitchell C. Hochberg
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 14, 2023, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed or furnished herewith
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.