Form 10-Q
period 2023-09-30
Lightstone Value Plus REIT V, Inc.
filed 2023-11-14
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 7, 2023, the Registrant had approximately 19.6 million shares of common stock outstanding.

LIGHTSTONE VALUE PLUS REIT V, INC.

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets

Investment property:
Land and improvements	$77,678	$84,439
Building and improvements	297,248	324,335
Furniture, fixtures and equipment	9,803	9,975
Gross investment property	384,729	418,749
Less accumulated depreciation	(60,435)	(59,274)
Net investment property	324,294	359,475

Cash and cash equivalents	51,855	59,625
Marketable securities, available for sale	3,558	3,455
Restricted cash	4,964	5,126
Note receivable, net	4,888	3,771
Prepaid expenses and other assets	4,476	3,256
Assets held for sale	30,313	-
Total Assets	$424,348	$434,708

Liabilities and Stockholders’ Equity

Notes payable, net	$254,353	$290,289
Accounts payable and accrued and other liabilities	7,609	8,515
Distributions payable	2,169	-
Liabilities held for sale	37,488	-
Total liabilities	301,619	298,804

Commitments and Contingencies

Stockholders’ Equity:
Company’s stockholders’ equity:
Preferred stock, $.0001 par value per share; 50.0 million shares authorized, none issued and outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value per share; 350.0 million shares authorized, 19.7 million and 20.0 million shares issued and outstanding, respectively	2	2
Additional paid-in-capital	165,846	169,996
Accumulated other comprehensive loss	(203)	(220)
Accumulated deficit	(42,916)	(33,874)
Total Stockholders’ Equity	122,729	135,904
Total Liabilities and Stockholders’ Equity	$424,348	$434,708

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(dollars and shares in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Rental revenues	$12,695	$12,006	$37,668	$34,824

Expenses
Property operating expenses	4,186	3,861	12,179	11,138
Real estate taxes	1,836	1,705	5,536	5,079
General and administrative	2,093	1,998	5,862	5,715
Depreciation and amortization	3,357	4,248	10,263	14,120
Total expenses	11,472	11,812	33,840	36,052

Interest expense, net	(4,024)	(3,628)	(11,245)	(10,049)
Interest income	741	398	2,066	1,275
Mark to market adjustment on derivative financial instruments	(462)	751	(1,652)	1,861
Other income, net	276	175	130	1,536
Net loss	$(2,246)	$(2,110)	$(6,873)	$(6,605)

Weighted average shares outstanding:
Basic and diluted	19,787	20,064	19,904	20,080

Basic and diluted loss per share	$(0.11)	$(0.11)	$(0.35)	$(0.33)

Comprehensive loss:
Net loss	$(2,246)	$(2,110)	$(6,873)	$(6,605)
Other comprehensive (loss)/income:
Holding (loss)/gain on marketable securities, available for sale	(3)	(77)	9	(262)
Reclassification adjustment for loss on sale of marketable securities included in net loss	-	2	8	-
Total other comprehensive (loss)/income	(3)	(75)	17	(262)
Comprehensive loss	$(2,249)	$(2,185)	$(6,856)	$(6,867)

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars and shares in thousands)

(unaudited)

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE, June 30, 2022	1	$-	20,084	$2	$170,507	$(174)	$(29,719)	$140,616

Net loss	-	-	-	-	-	-	(2,110)	(2,110)
Redemption and cancellation of common stock	-	-	(27)	-	(345)	-	-	(345)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	-	-	(77)	-	(77)
Reclassification adjustment for loss on sale of marketable securities included in net loss	-	-	-	-	-	2	-	2

BALANCE, September 30, 2022	1	$-	20,057	$2	$170,162	$(249)	$(31,829)	$138,086

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE, December 31, 2021	1	$-	20,128	$2	$171,079	$13	$(25,224)	$145,870

Net loss	-	-	-	-	-	-	(6,605)	(6,605)
Redemption and cancellation of common stock	-	-	(71)	-	(917)	-	-	(917)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	-	-	(262)	-	(262)

BALANCE, September 30, 2022	1	$-	20,057	$2	$170,162	$(249)	$(31,829)	$138,086

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE, June 30, 2023	1	$-	19,874	$2	$167,846	$(200)	$(38,501)	$129,147

Net loss	-	-	-	-	-	-	(2,246)	(2,246)
Redemption and cancellation of common stock	-	-	(159)	-	(2,000)	-	-	(2,000)
Distributions declared	-	-	-	-	-	-	(2,169)	(2,169)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	-	-	(3)	-	(3)

BALANCE, September 30, 2023	1	$-	19,715	$2	$165,846	$(203)	$(42,916)	$122,729

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE, December 31, 2022	1	$-	20,044	$2	$169,996	$(220)	$(33,874)	$135,904

Net loss	-	-	-	-	-	-	(6,873)	(6,873)
Redemption and cancellation of common stock	-	-	(329)	-	(4,150)	-	-	(4,150)
Distributions declared	-	-	-	-	-	-	(2,169)	(2,169)
Other comprehensive income:
Holding gain on marketable securities, available for sale	-	-	-	-	-	9	-	9
Reclassification adjustment for loss on sale of marketable securities included in net loss	-	-	-	-	-	8	-	8

BALANCE, September 30, 2023	1	$-	19,715	$2	$165,846	$(203)	$(42,916)	$122,729

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,873)	$(6,605)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,263	14,120
Amortization of deferred financing fees	1,425	1,072
Mark to market adjustment on derivative financial instruments	1,652	(1,861)
Non-cash interest income	(20)	(419)
Other non-cash adjustments	(152)	(31)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(3,910)	(775)
Increase in accounts payable and accrued and other liabilities	412	1,597
Net cash provided by operating activities	2,797	7,098

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(4,533)	(7,297)
Purchases of marketable securities	(706)	(1,135)
Proceeds from sale of marketable securities	613	1,055
Funding of note receivable, net	(1,098)	-
Proceeds from repayment of note receivable	-	8,820
Net cash (used in)/provided by investing activities	(5,724)	1,443

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	729	12,557
Payments on notes payable	(1,584)	(1,295)
Payment of loan fees and expenses	-	(13)
Redemption and cancellation of common stock	(4,150)	(917)
Net cash (used in)/provided by financing activities	(5,005)	10,332

Change in cash, cash equivalents and restricted cash	(7,932)	18,873
Cash, cash equivalents and restricted cash, beginning of year	64,751	45,239
Cash, cash equivalents and restricted cash, end of period	$56,819	$64,112

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$13,422	$8,917
Cash paid/refunded for income taxes, net	$719	$872
Distributions declared	$2,169	$-
Capital expenditures for investment property in accounts payable and accrued and other liabilities	$223	$225
Holding gain/loss on marketable securities, available for sale	$17	$262

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$51,855	$59,143
Restricted cash	4,964	4,969
Total cash, cash equivalents and restricted cash	$56,819	$64,112

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

The Company was formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, the Company has focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. The Company has acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, multifamily and student housing. The Company has purchased existing, income-producing properties, and newly-constructed properties. The Company has also invested in other real estate-related investments such as mortgage and mezzanine loans. The Company intends to hold the various real properties in which it has invested until such time as its board of directors determines that a sale or other disposition appears to be advantageous to achieve the Company’s investment objectives or until it appears that the objectives will not be met. The Company currently has one operating segment. As of September 30, 2023, the Company had eight wholly owned real estate investments (multifamily properties) and one real estate-related investment (note receivable).

Substantially all of the Company’s business is conducted through Lightstone REIT V OP LP, a limited partnership organized in Delaware (the “Operating Partnership”). As of September 30, 2023, the Company’s wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner. As of September 30, 2023, the Company’s wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

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

Organization

In connection with the Company’s initial capitalization, the Company issued 22,500 shares of its common stock and 1,000 shares of its convertible stock to the Company’s previous advisor on January 19, 2007. The 1,000 shares of convertible stock were transferred to an affiliate of Lightstone on February 10, 2017 and remain outstanding. As of September 30, 2023, the Company had 19.7 million shares of common stock outstanding.

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

The Company’s income tax expense and benefits are included in other income, net on its consolidated statements of operations. During the three and nine months ended September 30, 2023, the Company recorded income tax expense of $34 and $0.8 million, respectively, primarily consisting of state income tax. During the three and nine months ended September 30, 2022, the Company recorded estimated income tax expense of $31 and an income tax benefit of $0.9 million, respectively. The income tax benefit for the nine months ended September 30, 2022 includes an $0.8 million partial refund of previously paid foreign income tax which was received in the first quarter of 2022.

As of September 30, 2023 and December 31, 2022, the Company had no material uncertain income tax positions.

Concentration of Credit Risk

As of September 30, 2023 and December 31, 2022, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

During the first quarter of 2023, the Company and Loan Borrower refinanced the Mezzanine Loan resulting in a $5.0 million senior loan (the “Senior Loan”) secured by the Loan Borrower’s ownership interest in Park House, consisting of the remaining unsold condominium units and the ground floor retail space. The Senior Loan bears interest at a rate of SOFR plus 5.50% per annum with a floor of 10.0% (10.82% as of September 30, 2023) and has a term of twelve-months with one six-month extension option, subject to the satisfaction of certain conditions. As of September 30, 2023, the carrying amount of the Senior Loan was $4.9 million, consisting of outstanding principal of $5.0 million less interest reserves of $0.1 million, which is classified as notes receivable, net on the consolidated balance sheet.

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

As of September 30, 2023 and December 31, 2022, the Company estimated that the carrying value of its cash and cash equivalents, restricted cash, note receivable, prepaid expenses and other assets (exclusive of interest rate cap contracts - see Note 6), accrued distribution payable, and accounts payable and accrued and other liabilities were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.

The fair value of the notes payable is categorized as a Level 2 in the fair value hierarchy. The fair value was estimated using a discounted cash flow analysis valuation on the estimated borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2023 and December 31, 2022. Carrying amounts of the Company’s notes payable and the related estimated fair value is summarized as follows:

	As of September 30, 2023		As of December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable	$256,310	$249,496	$293,695	$288,222

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data and where indicated in millions)

5.	Real Estate Properties

The following table presents certain information about the Company’s wholly owned and consolidated multifamily real estate properties as of September 30, 2023:

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

Held for Sale and Disposition of the Flats at Fishers

On August 2, 2023, the Company and BAM Acquisitions LLC (the “Flats at Fishers Buyer”), an unaffiliated third party, entered into a purchase and sale agreement (the “Flats at Fishers Agreement”) pursuant to which the Company would dispose of its 306-unit multifamily property located in Fishers, Indiana (the “Flats at Fishers”) to the Flats at Fishers Buyer for a contractual sales price of $71.0 million.

During the third quarter of 2023, the Flats at Fishers met the criteria to be classified as held for sale and therefore, its associated assets and liabilities were classified as held for sale in the consolidated balance sheet as of September 30, 2023.

On November 1, 2023, the Company completed the disposition of the Flats at Fishers pursuant to the terms of the Flats at Fishers Agreement. In connection with the disposition of the Flats at Fishers, its non-recourse mortgage loan (the “Flats at Fishers Mortgage”) of $27.7 million was defeased at a total cost of $27.1 million and its non-recourse subordinated mortgage loan (the “Flats at Fisher Supplemental Mortgage”) of $8.9 million was repaid in full. The Company’s net proceeds from the disposition of the Flats at Fishers were $33.8 million after the aforementioned defeasance of the Flats at Fishers Mortgage and repayment of the Flats at Fisher Supplemental Mortgage, pro rations and closing and other related transaction costs. The net proceeds have been temporarily placed in an escrow with a qualified intermediary to potentially facilitate a Section 1031 exchange transaction pursuant to the requirements of the Internal Revenue Code, as Amended.

The disposition of the Flats at Fishers did not qualify to be reported as discontinued operations since it did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of the Flats at Fishers are reflected in our results from continuing operations for all periods presented through its date of disposition.

The following summary presents the major components of the Flats at Fishers’ assets and liabilities held for sale as of September 30, 2023.

As of
September 30, 2023
Net investment property	$29,512
Other assets	801
Total assets held for sale	$30,313

Notes payable, net	$36,109
Accounts payable and accrued expenses	1,379
Total liabilities held for sale	$37,488

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data and where indicated in millions)

6.	Marketable Securities, Derivative Financial Instruments and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of September 30, 2023
Debt securities:	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate and Government Bonds	$3,761	$5	$(208)	$3,558

	As of December 31, 2022
Debt securities:	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate and Government Bonds	$3,675	$-	$(220)	$3,455

The Company may be exposed to credit losses through its available-for-sale debt securities. Unrealized losses or impairments resulting from the amortized cost basis of any available-for-sale debt security exceeding its fair value are evaluated for identification of credit and non-credit related factors. Any difference between the fair value of the debt security and the amortized cost basis not attributable to credit related factors are reported in other comprehensive income. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. When evaluating the investments for impairment at each reporting period, the Company reviews factors such as the extent of the unrealized loss, current and future economic market conditions and the economic and financial condition of the issuer and any changes thereto. As of September 30, 2023, the Company has not recognized an allowance for expected credit losses related to available-for-sale debt securities as the Company has not identified any unrealized losses for these investments attributable to credit factors. The Company’s unrealized loss on investments in corporate bonds was primarily caused by rising interest rates. The Company does not currently intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of September 30, 2023
Due in 1 year	$735
Due in 1 year through 5 years	2,743
Due in 5 years through 10 years	80
Due after 10 years	-
Total	$3,558

Derivative Financial Instruments

The Company has entered into interest rate cap contracts with unrelated financial institutions in order to reduce the effect of interest rate fluctuations associated with certain of its variable rate debt. The Company is exposed to credit risk in the event of non-performance by the counterparty to these financial instruments. Management believes the risk of loss due to non-performance to be minimal.

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data and where indicated in millions)

The Company accounts for its interest rate cap contracts as economic hedges marking them to their fair value taking into account present interest rates compared to the contracted fixed rate over the life of the contract. The changes in the fair value of these economic hedges represent unrealized gains or losses which are classified as mark to market adjustment on derivative financial instruments on the consolidated statements of operations.

As of September 30, 2023, the Company had three interest rate cap contracts. The first interest rate cap contract, which was entered into at a cost of $1.4 million on July 17, 2023 with an effective date of July 15, 2023, has a notional amount of $52.2 million, matures on July 15, 2024 and effectively caps SOFR at 2.50% during its term. This interest rate contract replaced another interest rate contract that expired on July 15, 2023 and had substantially similar terms. The second interest rate cap contract had a notional amount of $49.0 million, subsequently matured on October 11, 2023 and effectively capped both LIBOR and its SOFR replacement rate at 2.00% during its term. The third interest rate cap contract, which was entered into at a cost of $0.9 million on September 11, 2023 with an effective date of October 11, 2023, has a notional amount of $49.0 million, matures on April 11, 2024 and effectively caps SOFR at 2.00% during its term. This interest rate cap contract replaced the interest rate cap contract that expired on October 11, 2023.

The fair value of the interest rate cap contracts was $2.1 million and $1.8 million as of September 30, 2023 and December 31, 2022, respectively, and is included in prepaid expenses and other assets on the consolidated balance sheets.

For the three and nine months ended September 30, 2023, the Company recorded unrealized losses of $0.5 million and $1.7 million, respectively, and for the three and nine months ended September 30, 2022, the Company recorded unrealized gains of $0.8 million and $1.9 million, respectively. These unrealized gains and losses represent the change in the fair values of the Company’s interest rate cap contracts during the indicated periods.

During the three and nine months ended September 30, 2023, the Company earned $0.8 million and $2.1 million, respectively, from its interest rate cap contracts. During both the three and nine months ended September 30, 2022, the Company earned $0.1 million from its interest rate cap contracts. Earnings from interest rate cap contracts are recorded in interest expense, net on the consolidated statements of operations.

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

The fair values of the Company’s investments in debt securities are measured using quoted prices for these investments; however, the markets for these assets are not active. The fair values of the Company’s interest rate cap contracts are measured using other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of September 30, 2023 and December 31, 2022, all of the Company’s debt securities and interest rate cap contracts were classified as Level 2 assets and there were no transfers between the level classifications during the nine months ended September 30, 2023 and 2022.

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data and where indicated in millions)

7.	Notes Payable

Notes payable consists of the following:

Property	Interest Rate	Weighted Average Interest Rate for the Nine Months Ended September 30, 2023	Maturity Date	Amount Due at Maturity	As of September 30, 2023	As of December 31, 2022
Arbors Harbor Town	4.53%	4.53%	January 1, 2026	$29,000	$29,000	$29,000

Arbors Harbor Town Supplemental	3.52%	3.52%	January 1, 2026	5,379	5,647	5,732

Parkside Apartments	4.45%	4.45%	September 1, 2025	15,782	16,387	16,644

Axis at Westmont	4.39%	4.39%	February 1, 2026	34,343	36,002	36,483

Valley Ranch Apartments	4.16%	4.16%	March 1, 2026	43,414	43,414	43,414

Flats at Fishers(1)	3.78%	3.78%	July 1, 2026	-	-	28,072

Flats at Fishers Supplemental(1)	3.85%	3.85%	July 1, 2026	-	-	8,987

Autumn Breeze Apartments	3.39%	3.39%	April 1, 2030	25,518	29,687	29,920

BayVue Apartments	SOFR + 3.11% (floor 3.21%)	8.11%	July 9, 2024	47,173	47,173	46,443

Citadel Apartments Senior	SOFR + 1.61% (floor 1.71%)	6.65%	October 11, 2024	39,200	39,200	39,200

Citadel Apartments Junior	SOFR + 8.86% (floor 8.96%)	13.97%	October 11, 2024	9,800	9,800	9,800

Total notes payable		5.63%		$249,609	256,310	293,695

Less: Deferred financing costs					(1,957)	(3,406)

Total notes payable, net					$254,353	$290,289

(1)	During the third quarter of 2023, the Flats at Fishers met the criteria to be classified as held for sale and therefore, its associated assets and liabilities are classified as held for sale on the consolidated balance sheet as of September 30, 2023 and are excluded from this table. On November 1, 2023, the Company closed on the sale of the Flats at Fishers. See Note 5 for additional information.

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data and where indicated in millions)

SOFR as of September 30, 2023 was 5.32%. LIBOR as of December 31, 2022 was 5.22%. The Company’s loans are secured by the indicated real estate and are non-recourse to the Company, unless otherwise indicated.

The following table provides information with respect to the contractual maturities and scheduled principal repayments of the Company’s indebtedness as of September 30, 2023.

	2023	2024	2025	2026	2027	Thereafter	Total
Principal maturities(1)	$426	$97,901	$17,372	$112,877	$655	$27,079	$256,310

Less: deferred financing costs							(1,957)

Total notes payable, net							$254,353

(1)

During the third quarter of 2023, the Flats at Fishers met the criteria to be classified as held for sale and therefore, its associated assets and liabilities are classified as held for sale on the consolidated balance sheet as of September 30, 2023 and are excluded from this table. On November 1, 2023, the Company closed on the sale of the Flats at Fishers. See Note 5 for additional information.

As of September 30, 2023, the Company was in compliance with all of its financial debt covenants.

Citadel Apartments Mortgages

On October 6, 2021, the Company entered into a non-recourse mortgage loan facility for up to $39.2 million (the “Citadel Apartments Senior Mortgage”). Simultaneously, on October 6, 2021, the Company also entered into a non-recourse mortgage loan facility for up to $9.8 million (the “Citadel Apartments Junior Mortgage” and together with the Citadel Apartments Senior Mortgage, the “Citadel Apartments Mortgages”). The Citadel Apartments Mortgages provided for a replacement benchmark rate in connection with the phase-out of LIBOR and effective on July 15, 2023, the Citadel Apartments Senior Mortgage’s interest rate converted from LIBOR plus 1.50%, with a floor of 1.60%, to SOFR plus 1.61%, with a floor of 1.71%, and the Citadel Apartments Junior Mortgage’s interest rate converted from LIBOR plus 8.75%, with a floor of 8.85%, to SOFR plus 8.86%, with a floor of 8.96%.

The Citadel Apartments Mortgages, which initially mature on October 11, 2024, have two one-year extension options, subject to the satisfaction of certain conditions, and are both collateralized by the Citadel Apartments. However, the Citadel Apartments Junior Mortgage is subordinate to the Citadel Apartments Senior Mortgage. Although the Citadel Apartments Mortgages are currently scheduled to mature on October 11, 2024, the Company currently intends to exercise the first of its two one-year extension options to extend the maturity of the Citadel Apartments Mortgages to October 11, 2025.

Pursuant to the terms of the Citadel Apartments Mortgages, the Company is required to enter into one or more interest rate cap contracts in the aggregate notional amount of $49.0 million for as long as the Citadel Apartments Mortgages remain outstanding. In connection with the Citadel Apartments Mortgages, the Company previously entered into an interest rate cap contract with a notional amount of $49.0 million pursuant to which the LIBOR and the replacement SOFR rates were capped at 2.00% through October 11, 2023. On September 11, 2023, the Company entered into a replacement interest rate cap contract with an unrelated financial institution at a cost of $0.9 million. The new interest rate cap contract has an effective date of October 11, 2023, a notional amount of $49.0 million, matures on April 11, 2024 and effectively caps SOFR at 2.00%.

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data and where indicated in millions)

BayVue Apartments Mortgage

On July 7, 2021, the Company entered into a non-recourse mortgage loan facility for up to $52.2 million (the “BayVue Apartments Mortgage”), which initially matures on July 9, 2024 and has two one-year extension options, subject to the satisfaction of certain conditions. The BayVue Apartments Mortgage provided for a replacement benchmark rate in connection with the phase-out of LIBOR and effective on July 15, 2023, the interest rate converted from LIBOR plus 3.00%, with a floor of 3.10%, to SOFR plus 3.11%, with a floor of 3.21%. As of September 30, 2023, the outstanding principal balance and remaining availability under the BayVue Apartments Mortgage was $47.2 million and $5.0 million, respectively. The remaining availability may be drawn for certain capital improvements to the property pursuant to the loan agreement. Although the BayVue Apartments Mortgage is currently scheduled to mature on July 9, 2024, the Company currently intends to exercise the first of its two one-year extension options to extend the maturity of the BayVue Apartments Mortgage to July 9, 2025.

Pursuant to the terms of the BayVue Apartments Mortgage, the Company is required to enter into one or more interest rate cap contracts in the aggregate notional amount of $52.2 million for as long as the BayVue Apartments Mortgage remains outstanding. In connection with the BayVue Apartments Mortgage, the Company previously entered into an interest rate cap contract with a notional amount of $52.2 million pursuant to which the LIBOR rate was capped at 2.50% through July 15, 2023. On July 17, 2023, the Company entered into a replacement interest rate cap contract with an unrelated financial institution at a cost of $1.4 million. The new interest rate cap contract, which had an effective date of July 15, 2023, has a notional amount of $52.2 million, matures on July 15, 2024 and effectively caps SOFR at 2.50%.

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

On November 10, 2022, the Company’s board of directors adopted a Seventh Amended and Restated Share Redemption Program (the “Amended SRP”), which became effective on January 1, 2023. Under the terms of the Amended SRP, any stockholder may request redemption of their shares, subject to the significant conditions and limitations of the program. Redemption requests are no longer limited to requests upon the death of a qualifying stockholder, as had been the case under the SRP through December 31, 2022. Additionally, under the terms of the Amended SRP, the Company will redeem shares at 85% of the NAV per Share as of the date the request for redemption is approved.

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

For the nine months ended September 30, 2023, the Company repurchased 329,140 shares of common stock, pursuant to its SRP at a weighted average price per share of $12.61 per share. For the nine months ended September 30, 2022, the Company repurchased 71,010 shares of common stock, pursuant to its SRP at a weighted average price per share of $12.91 per share.

Distributions

The Company did not make any distributions to its stockholders during the nine months ended September 30, 2023 and 2022.

On September 20, 2023, the Company’s board of directors declared a special cash distribution of $0.11 per share of common stock payable to stockholders of record as of September 30, 2023 (the “2023 Special Distribution”). The 2023 Special Distribution totaled $2.2 million, which represented of a portion of the net proceeds generated from asset sales, and was paid on or about October 16, 2023.

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

The advisory agreement has a one-year term and is renewable annually upon the mutual consent of the Advisor and the Company’s independent directors.

The following table represents the fees incurred associated with the payments to the Company’s Advisor and its affiliates for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Acquisition fees and acquisition expense reimbursement(1)	$-	$-	$21	$-
Property management fees (property operating expenses)	135	127	405	369
Administrative services reimbursement (general and administrative costs)	391	376	1,144	1,069
Asset management fees (general and administrative costs)	908	853	2,721	2,582
Total	$1,434	$1,356	$4,291	$4,020

(1)	Capitalized to the corresponding asset and amortized over its estimated useful life.

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data and where indicated in millions)

10.	Commitments and Contingencies

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

Executive Overview

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who were distressed or faced time-sensitive deadlines. In addition, our opportunistic and value-add investment strategy has included investments in real estate-related assets that present opportunities for higher current income. Since inception, we have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, multifamily and student housing. We have purchased existing, income-producing properties and newly constructed properties. We have also invested in mortgage and mezzanine loans. We have made our investments in or in respect of real estate assets located in the United States and other countries based on our view of existing market conditions. All of our current investments are located in the United States. We currently intend to hold our various real properties until such time as our board of directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. We currently have one operating segment. As of September 30, 2023, our investments included eight wholly owned real estate investments (multifamily properties) and one real estate-related investment (note receivable).

Concentration of Credit Risk

As of September 30, 2023 and December 31, 2022, we had cash deposited in certain financial institutions in excess of federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Liquidity and Capital Resources

We had cash and cash equivalents of $51.9 million, marketable securities, available for sale of $3.6 million and restricted cash of $5.0 million as of September 30, 2023.

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

Our non-recourse mortgage loan facility (the “BayVue Apartments Mortgage”), which had an outstanding principal balance of $47.2 million as of September 30, 2023, is currently scheduled to mature on July 9, 2024, but has two one-year extension options, subject to the satisfaction of certain conditions. We currently intend to exercise the first extension option to extend the maturity date of the BayVue Apartments Mortgage to July 9, 2025, as discussed in Note 7 of the Notes to Consolidated Financial Statements.

Our non-recourse mortgage loan facilities (the “Citadel Apartments Mortgages”), which had aggregate outstanding principal balances of $49.0 million as of September 30, 2023, are currently scheduled to mature on October 11, 2024, but have two one-year extension options, subject to the satisfaction of certain conditions. We currently intend to exercise the first extension option to extend the maturity date of the Citadel Apartments Mortgages to October 11, 2025, as discussed in Note 7 of the Notes to Consolidated Financial Statements.

We have borrowed money to acquire properties and make other investments. Under our charter, the maximum amount of our indebtedness is limited to 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors. In addition to our charter limitation, our board of directors has adopted a policy to generally limit our borrowings to 75% of the value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets.

Results of Operations

We currently have one operating segment. As of September 30, 2023, we had eight wholly owned real estate investments (multifamily properties) and one real estate-related investment (note receivable).

The tables below reflect occupancy and effective monthly rental rates for our operating properties owned as of the dates indicated:

	Occupancy		Effective Monthly Rent per Unit(1)
	As of September 30,		As of September 30,
Property	2023	2022	2023	2022
Arbors Harbor Town	90%	92%	$1,743	$1,680
Parkside	95%	95%	$1,397	$1,376
Flats at Fishers	91%	94%	$1,600	$1,519
Axis at Westmont	95%	93%	$1,552	$1,438
Valley Ranch Apartments	94%	94%	$1,856	$1,763
Autumn Breeze Apartments	95%	90%	$1,464	$1,377
BayVue Apartments	91%	91%	$1,539	$1,411
Citadel Apartments	95%	95%	$1,720	$1,660

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

Held for Sale and Disposition of the Flats at Fishers

On August 2, 2023, we entered into a purchase and sale agreement (the “Flats at Fishers Agreement”) pursuant to which we would dispose of a 306-unit multifamily property located in Fishers, Indiana (the “Flats at Fishers”) for a contractual sales price of $71.0 million.

During the third quarter of 2023, the Flats at Fishers met the criteria to be classified as held for sale and therefore, its associated assets and liabilities were classified as held for sale in the consolidated balance sheet as of September 30, 2023.

On November 1, 2023, we completed the disposition of the Flats at Fishers pursuant to the terms of the Flats at Fishers Agreement. In connection with the disposition of the Flats at Fishers, its non-recourse mortgage loan (the “Flats at Fishers Mortgage”) of $27.7 million was defeased at a cost of $27.1 million and its non-recourse subordinated mortgage loan (the “Flats at Fisher Supplemental Mortgage”) of $8.9 million was repaid in full. Our net proceeds from the disposition of the Flats at Fishers were $33.8 million, after the aforementioned defeasance of the Flats at Fishers Mortgage and the repayment of the Flats at Fisher Supplemental Mortgage, pro rations, and closing and other related transaction costs. The net proceeds have been temporarily placed in an escrow with a qualified intermediary to potentially facilitate a Section 1031 exchange transaction pursuant to the requirements of the Internal Revenue Code, as Amended.

The disposition of the Flats at Fishers did not qualify to be reported as discontinued operations since it did not represent a strategic shift that had a major effect on our operations and financial results. Accordingly, the operating results of the Flats at Fishers are reflected in our results from continuing operations for all periods presented through its date of disposition.

Three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Our operating results for the three months ended September 30, 2023 and 2022 are attributable to our eight wholly owned investment properties, all of which were owned by us during the entire periods presented. The following table provides summary information about our results of operations (dollars in thousands):

	Three Months Ended
	September 30,		Increase/	Percentage
	2023	2022	(Decrease)	Change
Rental revenues	$12,695	$12,006	$689	6.0%
Property operating expenses	4,186	3,861	325	8.0%
Real estate taxes	1,836	1,705	131	8.0%
General and administrative	2,093	1,998	95	5.0%
Depreciation and amortization	3,357	4,248	(891)	(21.0)%
Interest expense, net	4,024	3,628	396	11.0%

Revenues Rental revenues for the three months ended September 30, 2023 were $12.7 million, an increase of $0.7 million, compared to $12.0 million for the same period in 2022. Our rental revenues primarily increased during the 2023 period as a result of higher average monthly rent per unit.

Property Operating Expenses Property operating expenses for the three months ended September 30, 2023 were $4.2 million, an increase of $0.3 million, compared to $3.9 million for the same period in 2022. Our property operating expenses increased during the 2023 period primarily as a result of higher utilities and insurance costs.

Real Estate Taxes Real estate taxes for the three months ended September 30, 2023 were $1.8 million, a slight increase of $0.1 million, compared to $1.7 million for the same period in 2022.

General and Administrative Expenses General and administrative expenses for the three months ended September 30, 2023 were $2.1 million, a slight increase of $0.1 million, compared to $2.0 million for the same period in 2022.

Depreciation and Amortization Depreciation and amortization expense for the three months ended September 30, 2023 was $3.4 million, a decrease of $0.8 million, compared to $4.2 million for the same period in 2022. Our depreciation and amortization expenses decreased $0.9 million as a result of a decreased amortization expense resulting from in-place lease intangibles becoming fully amortized during 2022.

Interest Expense, Net Interest expense, net for the three months ended September 30, 2023 was $4.0 million, an increase of $0.4 million, compared to $3.6 million for the same period in 2022. Interest expense is attributable to the mortgage financings associated with our multifamily properties and reflect higher market interest rates on our variable rate indebtedness during the 2023 period as well as changes in the weighted average principal outstanding during the periods. Additionally, during the three months ended September 30, 2023 and 2022, we earned $0.8 million and $0.1 million, respectively, from our interest rate cap contracts which is recorded in interest expense, net.

Mark to Market Adjustment on Derivative Financial Instruments During the three months ended September 30, 2023 and 2022, we recorded a negative mark to market adjustment of $0.5 million and a positive mark to market adjustment of $0.8 million, respectively. These mark to market adjustments represent the changes in the fair values of our interest rate cap contracts during such periods.

Nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

The following table provides summary information about our results of operations (dollars in thousands):

	Nine Months Ended
	September 30,		Increase/	Percentage
	2023	2022	(Decrease)	Change
Rental revenues	$37,668	$34,824	$2,844	8.0%
Property operating expenses	12,179	11,138	1,041	9.0%
Real estate taxes	5,536	5,079	457	9.0%
General and administrative	5,862	5,715	147	3.0%
Depreciation and amortization	10,263	14,120	(3,857)	(27.0)%
Interest expense, net	11,245	10,049	1,196	12.0%

Revenues Rental revenues for the nine months ended September 30, 2023 were $37.7 million, an increase of $2.9 million, compared to $34.8 million for the same period in 2022. Our rental revenues increased during the 2023 period primarily as a result of higher average monthly rent per unit.

Property Operating Expenses Property operating expenses for the nine months ended September 30, 2023 were $12.2 million, an increase of $1.1 million, compared to $11.1 million for the same period in 2022. Our property operating expenses increased during the 2023 period primarily as a result of higher utilities and insurance costs.

Real Estate Taxes Real estate taxes for the nine months ended September 30, 2023 were $5.5 million, an increase of $0.4 million, compared to $5.1 million for the same period in 2022. The increase is attributable to higher property assessments during the 2023 period.

General and Administrative Expenses General and administrative expenses for the nine months ended September 30, 2023 were $5.9 million, an increase of $0.2 million, compared to $5.7 million for the same period in 2022.

Depreciation and Amortization Depreciation and amortization expense for the nine months ended September 30, 2023 was $10.3 million, a decrease of $3.8 million, compared to $14.1 million for the same period in 2022. Our depreciation and amortization expenses decreased $4.2 million as a result of a decreased amortization expense resulting from in-place lease intangibles becoming fully amortized during 2022.

Interest Expense, Net Interest expense, net for the nine months ended September 30, 2023 was $11.2 million, an increase of $1.2 million, compared to $10.0 million for the same period in 2022. Interest expense is attributable to the mortgage financings associated with our multifamily properties and reflects higher market interest rates on our variable rate indebtedness during the 2023 period as well as changes in the weighted average principal outstanding during the periods. Additionally, during the nine months ended September 30, 2023 and 2022, we earned $2.1 million and $0.1 million, respectively, from our interest rate cap contracts which is recorded in interest expense, net.

Mark to Market Adjustment on Derivative Financial Instruments During the nine months ended September 30, 2023 and 2022, we recorded a negative mark to market adjustment of $1.7 million and a positive mark to market adjustment of $1.9 million, respectively. These mark to market adjustments represent the change in the fair values of our interest rate cap contracts during such periods.

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

The following table represents the fees incurred associated with the payments to our Advisor and its affiliates for the periods indicated (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Acquisition fees and acquisition expense reimbursement(1)	$-	$-	$21	$-
Property management fees (property operating expenses)	135	127	405	369
Administrative services reimbursement (general and administrative costs)	391	376	1,144	1,069
Asset management fees (general and administrative costs)	908	853	2,721	2,582
Total	$1,434	$1,356	$4,291	$4,020

(1)	Capitalized to the corresponding asset and amortized over its estimated useful life.

Summary of Cash Flows

Operating activities

The net cash provided by operating activities of $2.8 million for the nine months ended September 30, 2023 consisted primarily of our net loss of $6.9 million less the net change in operating assets and liabilities of $3.5 million plus the negative mark to market adjustments on derivative financial instruments of $1.7 million, depreciation and amortization of $10.3 million and amortization of deferred financing costs of $1.4 million.

Investing activities

The net cash used in investing activities of $5.7 million for the nine months ended September 30, 2023 consisted primarily of the following:

●	capital expenditures of $4.5 million;

●	funding of note receivable of $1.1 million; and

●	net purchases of marketable securities of $0.1 million.

Financing activities

The net cash used in financing activities of $5.0 million for the nine months ended September 30, 2023 consisted primarily of the following:

●	proceeds from notes payable of $0.7 million;

●	principal payments of notes payable of $1.6 million; and

●	redemptions and cancellation of common stock of $4.2 million.

Debt Financings

From time to time, we have obtained mortgage, bridge, or mezzanine loans for acquisitions and investments, as well as property development, redevelopment and renovations. In the future, we may obtain new financings for such activities or to refinance our existing real estate assets, depending on multiple factors.

Our notes payable balance, excluding an aggregate of $36.1 million of mortgage debt, net associated with the Flats at Fishers, was $254.4 million (see “Held for Sale and Disposition of the Flats at Fishers” for additional information), net of deferred financing fees of $2.0 million, and had a weighted average interest rate of 5.63% as of September 30, 2023. Our notes payable balance was $290.3 million, net of deferred financing fees of $3.4 million, and had a weighted average interest rate of 4.33% as of December 31, 2022.

Derivative Financial Instruments

We have entered into interest rate cap contracts with unrelated financial institutions in order to reduce the effect of interest rate fluctuations associated with certain of our variable rate debt. We are exposed to credit risk in the event of non-performance by the counterparty to these financial instruments. Management believes the risk of loss due to non-performance to be minimal.

We account for our interest rate cap contracts as economic hedges marking them to their fair market value taking into account present interest rates compared to the contracted fixed rate over the life of the contract. The changes in the fair value of these economic hedges represent unrealized gains or losses on the interest rate cap contracts which are classified as mark to market adjustment on derivative financial instruments on the consolidated statements of operations.

Pursuant to the terms of our BayVue Apartments Mortgages and our Citadel Apartment Mortgage, we are required to enter into one or more interest rate cap contracts at notional amounts of $52.2 million and $49.0 million, respectively, which cap SOFR at prescribed amounts, as long as these mortgages remain outstanding.

As of September 30, 2023, we had three interest rate cap contracts. The first interest rate cap contract, which was entered into at a cost of $1.4 million on July 17, 2023 with an effective date of July 15, 2023, has a notional amount of $52.2 million, matures on July 15, 2024 and effectively caps SOFR at 2.50% during its term. This interest rate contract replaced another interest rate contract that expired on July 15, 2023 and had substantially similar terms. The second interest rate cap contract had a notional amount of $49.0 million, subsequently matured on October 11, 2023 and effectively capped both LIBOR and its SOFR replacement rate at 2.00% during its term. The third interest rate cap contract, which was entered into at a cost of $0.9 million on September 11, 2023 with an effective date of October 11, 2023, has a notional amount of $49.0 million, matures on April 11, 2024 and effectively caps SOFR at 2.00% during its term. This interest rate cap contract replaced the interest rate cap contract that expired on October 11, 2023.

Contractual Obligations

One of our principal short-term and long-term liquidity requirements includes the debt service payments on our outstanding notes payable. The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness, as of September 30, 2023 (dollars in thousands).

Contractual Obligations(1)	2023	2024	2025	2026	2027	Thereafter	Total
Mortgage Payable	$426	$97,901	$17,372	$112,877	$655	$27,079	$256,310
Interest Payments(2)	4,045	12,450	6,251	1,923	943	2,111	27,723
Total Contractual Obligations	$4,471	$110,351	$23,623	$114,800	$1,598	$29,190	$284,033

(1)	During the third quarter of 2023, the Flats at Fishers met the criteria to be classified as held for sale and therefore, its associated assets and liabilities are classified as held for sale in the consolidated balance sheet as of September 30, 2023 and are excluded from the table. See Note 5 of Consolidated Financial Statements for additional information.
(2)	These amounts represent future interest payments related to notes payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month SOFR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month SOFR rate as of September 30, 2023 was used.

As of September 30, 2023, we were in compliance with all of our financial debt covenants.

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

Our calculations of FFO and MFFO are presented below (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Description	2023	2022	2023	2022
Net loss	$(2,246)	$(2,110)	(6,873)	$(6,605)
FFO adjustments:
Depreciation and amortization of real estate assets	3,357	4,248	10,263	14,120
Income tax expense/(benefit) on sale of real estate	-	-	631	(775)
FFO	1,111	2,138	4,021	6,740
MFFO adjustments:
Other adjustments:
Mark to market adjustments(1)	462	(751)	1,652	(1,861)
Non-recurring loss from extinguishment/sale of debt, derivatives or securities holdings(2)	-	2	8	-
MFFO - IPA recommended format	$1,573	$1,389	$5,681	$4,879

Net loss	$(2,246)	$(2,110)	$(6,873)	$(6,605)
Net loss per common share, basic and diluted	$(0.11)	$(0.11)	$(0.35)	$(0.33)

FFO	$1,111	$2,138	$4,021	$6,740
FFO per common share, basic and diluted	$0.06	$0.11	$0.20	$0.34

Weighted average number of common shares outstanding, basic and diluted	19,787	20,064	19,904	20,080

1)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
2)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

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

On November 10, 2022, our board of directors adopted a Seventh Amended and Restated Share Redemption Program (the “Amended SRP”), which became effective on January 1, 2023. Under the terms of the Amended SRP, any stockholder may request redemption of their shares, subject to the significant conditions and limitations of the program. Redemption requests are no longer limited to requests upon the death of a qualifying stockholder, as had been the case under the SRP through December 31, 2022. Additionally, under the terms of the Amended SRP, we will redeem shares at 85% of the NAV per Share as of the date the request for redemption is approved.

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

For the nine months ended September 30, 2023, we repurchased 329,140 shares of common stock, pursuant to our SRP at a weighted average price per share of $12.61 per share. For the nine months ended September 30, 2022, we repurchased 71,010 shares of common stock, pursuant to our SRP at a weighted average price per share of $12.91 per share.

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

We did not make any distributions to our stockholders during the nine months ended September 30, 2023 and 2022.

On September 20, 2023, our board of directors declared a special cash distribution of $0.11 per share of common stock payable to stockholders of record as of September 30, 2023 (the “2023 Special Distribution”). The 2023 Special Distribution totaled $2.2 million, which represented a portion of the net proceeds generated from asset sales, and was paid on or about October 16, 2023.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of September 30, 2023, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control-New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of September 30, 2023, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

LIGHTSTONE VALUE PLUS REIT V, INC.

Date: November 14, 2023	By:	/s/ Mitchell C. Hochberg
Mitchell C. Hochberg
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 14, 2023, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed or furnished herewith
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.