Form 10-K
period 2023-12-31
Lightstone Value Plus REIT V, Inc.
filed 2024-03-26
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

There is no established market for the Registrant’s common stock. The Registrant has adopted a Policy for Estimation of Common Stock Value (the “Estimated Valuation Policy”) pursuant to which it has estimated the net asset value per share of its common stock (“NAV per Share”). As of September 30, 2023, the estimated NAV per Share was $15.46. For a full description of the methodologies used to estimate the NAV per Share of the Registrant’s common stock, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Market Information”. There were 19.9 million shares of common stock outstanding as of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter. As of March 15, 2024, the registrant had 19.4 million shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE VALUE PLUS REIT V, INC.

i

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K (the “Annual Report”) constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include discussion and analysis of the financial condition of Lightstone Value Plus REIT V, Inc. and our subsidiaries (which may be referred to herein as “Lightstone REIT V”, the “Company,” “we,” “us” or “our”), including our ability to make accretive real estate or real estate-related investments, rent space on favorable terms, to address our debt maturities and to fund our liquidity requirements, to sell our assets when we believe advantageous to achieve our investment objectives, our anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our stockholders, the estimated net asset value (“NAV”) per share of our common stock (“NAV per Share”), and other matters. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

●	market and economic challenges experienced by the United States (“U.S.”) and global economies or real estate industry as a whole and the local economic conditions in the markets in which our investments are located. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; such as inflation, recession, political upheaval or uncertainty, terrorism and acts of war, natural and man-made disasters, cybercrime, and outbreaks of contagious diseases;

●	the availability of cash flow from operating activities for distributions, if required to maintain our status as a real estate investment trust, or REIT;

●	conflicts of interest arising out of our relationships with our external advisor and its affiliates;

●	our ability to retain our executive officers and other key individuals who provide advisory and property management services to us;

●	our level of debt and the terms and limitations imposed on us by our debt agreements;

●	the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

●	our ability to make accretive investments;

●	our ability to diversify our portfolio of assets;

●	changes in market factors that could impact our rental rates and operating costs;

●	our ability to secure leases at favorable rental rates;

●	our ability to sell our assets at a price and on a timeline consistent with our investment objectives;

●	impairment charges;

●	unfavorable changes in laws or regulations impacting our business, our assets or our key relationships; and

●	factors that could affect our ability to qualify as a REIT.

ii

Forward-looking statements in this Annual Report reflect our management’s view only as of the date of this Annual Report, and may ultimately prove to be incorrect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results, except as required by applicable law. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

Cautionary Note

The representations, warranties, and covenants made by us in any agreement filed as an exhibit to this Annual Report are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties, or covenants to or with any other parties. Moreover, these representations, warranties, or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

iii

PART I

ITEM 1. BUSINESS.

Dollar amounts are presented in thousands, except per share data and where indicated in millions.

General Description of Business and Structure

Lightstone REIT V (which may be referred to as the “Company,” “we,” “us,” or “our”) was organized as a Maryland corporation on January 9, 2007 and has elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes.

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who were distressed or faced time-sensitive deadlines. In addition, our opportunistic and value-add investment strategy has included investments in real estate-related assets that present opportunities for higher current income. Since inception, we have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, multifamily and student housing. We have purchased existing, income-producing properties and newly constructed properties. We have also invested in mortgage and mezzanine loans. We have made our investments in or in respect of real estate assets located in the U.S. and other countries based on our view of existing market conditions.

Substantially all of our business is conducted through Lightstone REIT V OP LP, a limited partnership organized in Delaware (the “Operating Partnership”). As of December 31, 2023, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner. As of December 31, 2023, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

All of our current investments are located in the U.S. We currently intend to hold our various real properties until such time as our board of directors (the “Board of Directors”) determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. We currently have one operating segment. As of December 31, 2023, we had eight wholly owned multifamily properties containing an aggregate of 2,520 apartment units and one real estate-related investment, which is a senior mortgage loan (note receivable). For information regarding our consolidated real estate properties, see Item 2. Properties.

Our business is externally managed by LSG Development Advisor LLC (the “Advisor”), an affiliate of the Lightstone Group LLC (“Lightstone”), which provides advisory services to us. Lightstone is majority owned by David Lichtenstein, a member of the Board of Directors. Pursuant to the terms of an advisory agreement and subject to the oversight of our Board of Directors, the Advisor is responsible for managing our day-to-day affairs and for services related to the management of our assets.

We have no employees. We are dependent on the Advisor and its affiliates for performing a full range of services that are essential to us, including asset management, property management, property management oversight (for those of our properties which are managed by an unrelated third party property manager) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology (“IT”) and investor relations services. If the Advisor and its affiliates are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from other parties.

Our office is located at 1985 Cedar Bridge Avenue, Suite 1, Lakewood, New Jersey 08701 and our toll-free telephone number is (888) 808-7348.

In connection with our initial capitalization, we issued 22,500 shares of our common stock and 1,000 shares of our convertible stock to our former advisor on January 19, 2007. The 1,000 shares of convertible stock were transferred to an affiliate of Lightstone on February 10, 2017 and remain outstanding. As of December 31, 2023, we had 19.6 million shares of common stock outstanding.

Our common stock is not currently listed on a national securities exchange. The timing of a liquidity event for our stockholders will depend upon then prevailing market conditions and our Board of Directors’ assessment of our investment objectives and liquidity options for our stockholders. Although our Board of Directors has currently targeted June 30, 2028 for the commencement of a liquidity event, we can provide no assurances as to the actual timing of the commencement of a liquidity event for our stockholders or our ultimate liquidation. Furthermore, we will seek stockholder approval prior to liquidating our entire portfolio.

Related Parties

Our Advisor and its affiliates are related parties of ours as well as other public REITs sponsored and/or advised by these entities. Pursuant to the terms of various agreements, certain of these entities are entitled to compensation and reimbursement of costs incurred for services related to the investment, financing, development, management and disposition of our assets. The compensation is generally based on the cost of acquired properties/investments, the amount of the associated financings, the most recent estimated fair value of our properties, the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements.

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

Borrowing Policies

There is no limitation on the amount we may invest in or borrow related to any single property or other investment. Under our charter, the maximum amount of our indebtedness cannot exceed 300% of our “net assets” (as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors. In addition to our charter limitation, our Board of Directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our Board of Directors reviews our aggregate borrowings at least quarterly. As of December 31, 2023, we had an aggregate debt leverage ratio of approximately 63.1% of the aggregate value of our assets.

Disposition Policies

As each of our investments reaches what we believe to be the asset’s optimum value, we will consider disposing of the investment and may do so for the purpose of reinvesting all or a portion of the net sales proceeds into other real estate and real estate-related investments, distributing all or a portion of the net sale proceeds to our stockholders or satisfying our obligations. A property may be sold at any time if, in the judgment of our Advisor and our independent board members, the sale of the property is determined to be in our best interests.

Tax Status and Income Taxes

We elected to qualify and be taxed as a REIT commencing with the taxable year ended December 31, 2008. As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, (the “Code”), we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the U.S. of America (“GAAP”)), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at the regular corporate rate, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

To maintain our qualification as a REIT, we may engage in certain activities through a taxable REIT subsidiary (“TRS”). As such, we may be subject to U.S. federal and state income and franchise taxes from these activities.

As of December 31, 2023 and 2022, we had no material uncertain income tax positions.

Concentration of Credit Risk

As of December 31, 2023 and 2022, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk with respect to our cash and cash equivalents or restricted cash.

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, inflation and recession.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges and other changes in economic conditions may adversely affect our results of operations and financial performance.

Competition

We are subject to significant competition in seeking tenants for the leasing of our properties and buyers for the potential sale of our properties. The competition for creditworthy tenants is intense, and we have been and expect to continue to be required to provide rental concessions, incur charges for tenant improvements, and provide other inducements in order to lease vacant space at our properties. Without offering inducements, we may not be able to continue to lease vacant space timely, or at all, which would adversely impact our financial condition or results of operations. We also compete with sellers of similar properties when we sell properties, which may result in us receiving lower offers and resulting proceeds from the sale of our properties or not being able to sell our properties at prices that achieve our return objectives. We compete for buyers and tenants with many third parties engaged in real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies, and other entities. Many of our competitors, including larger REITs, have greater financial resources than we have and generally may be able to accept more risk. They also may enjoy competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

Regulations

Our investments are subject to various U.S. federal, state and local laws, ordinances, and regulations, including, among other things, zoning regulations, land use controls, and environmental matters. We believe that we have all permits and approvals necessary under existing law to operate our investments.

Environmental

As an owner of real estate, we are subject to various environmental laws of U.S. federal, state, and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest.

Available Information

We electronically submit various filings to the U.S. Securities and Exchange Commission (the “SEC”) including our Annual Reports, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. Copies of our filings with the SEC may be obtained from our website at www.lightstonecapitalmarkets.com or at the SEC’s website at www.sec.gov. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Annual Report.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None applicable.

ITEM 1C. CYBERSECURITY:

Risk Management and Strategy

We have no employees. Our business is externally managed by the Advisor, an affiliate of Lightstone. We are dependent on the Advisor and affiliates of Lightstone (collectively, the “Advisor and its affiliates”) for performing a full range of services that are essential to us, including asset management, property management (excluding our hospitality properties, each of which are managed by an unrelated third party property manager) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology (“IT”) and investor relations services. As an externally managed REIT, our risk management function, including cybersecurity, is governed by the cybersecurity policies and procedures of the Advisor and its affiliates, which determine and implement appropriate risk management processes and strategies as it relates to cybersecurity for both us and the other entities they advise, own and/or manage, and we rely on them for assessing, identifying and managing material risks to our business from cybersecurity threats.

The Advisor and its affiliates take a risk-based approach to cybersecurity and have implemented cybersecurity policies throughout their operations that are designed to address cybersecurity threats and incidents. The Advisor and its affiliates regularly assess risks from cybersecurity threats, monitor their information systems for potential vulnerabilities, and test those systems according to their cybersecurity policies, standards, processes, and practices, which are integrated into their overall approach to enterprise risk management. To protect their information systems from cybersecurity threats, the Advisor and its affiliates use various security tools that help them identify, escalate, investigate, resolve, and recover from security incidents in a timely manner.

The Advisor and its affiliates have a technology team, under the leadership of the Director of Information Technology, who has over 20 years of technology management experience, which defines a work plan designed to maintain strong cybersecurity maturity, sets improvement objectives of key controls and systems, including feedback from third-party assessments, and identifies and implements on-going investments to replace or upgrade systems or technologies and proactively maintain strong security. As part of this planning, management conducts regular testing of our incident response plan to increase awareness, establishes key decision-making criteria, ensures effective communication among key stakeholders, and complies with the Company’s disclosure obligations.

The Advisor and its affiliates also partner with independent third-party experts to provide a comprehensive cybersecurity solution that safeguards organizations against a broad spectrum of cyber threats. This comprehensive cybersecurity solution offers advanced threat detection, prevention, and response capabilities, including real-time monitoring, threat intelligence, behavioral analysis, endpoint detection and response, malware prevention, and automated response actions. Additionally, the comprehensive cybersecurity solution also provides access to cybersecurity experts, who provide proactive threat monitoring and incident response support to effectively detect, investigate, and remediate security incidents.

The Advisor and its affiliates engage vendors to enhance cybersecurity safeguards and improve incident response and update or replace systems and applications as appropriate to improve data processing and storage management and enhance security. These cybersecurity safeguards include multi-tiered backup protocols, which incorporate immutable backups, embody an innovative approach to data security, providing an additional barrier against ransomware and other cyber threats. Immutable backups ensure that data remains unmodifiable and immune to deletion for a predefined duration, thereby shielding it from unauthorized tampering or access. This technology utilizes sophisticated methods, including immutable storage repositories and ransomware-resistant backup architectures, to uphold the integrity and accessibility of vital data. Through the enforcement of stringent access controls and encryption measures, the resilience and availability of backup data is ensured, empowering an organization to swiftly and securely recover from cyber incidents.

To further protect their information systems, the Advisor and its affiliates structure and monitor relationships with various third-party service providers and periodically conduct due diligence on their cybersecurity architecture and process design.

To date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, our business strategy, results of operations, or financial condition.

Governance

The Board of Directors oversees our risk management process, including cybersecurity risks. The Audit Committee oversees our enterprise risk assessment. The Audit Committee meetings include discussions of specific risk areas, including, among others, those relating to cybersecurity. Our management team, including our Chief Financial Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The Chief Financial Officer has primary responsibility for our overall cybersecurity risk management program.

The Director of Information Technology is responsible for leading the assessment and management of cybersecurity threats. We have implemented a governance program for our cybersecurity efforts. This includes regularly updating privacy notices, terms of use, and lease documents. The Advisor and its affiliates have developed and implemented policies to identify and mitigate cybersecurity risks and provide training to their employees at onboarding and thereafter as necessary. Such updates are communicated to all their employees, and actionable guidance is provided when new risks arise.

ITEM 2. PROPERTIES.

General

As of December 31, 2023, we had eight wholly owned multifamily properties containing an aggregate of 2,520 apartment units and one real estate-related investment, which is a senior mortgage loan (note receivable). The following table presents certain additional information about our real estate properties as of December 31, 2023:

Property Name	Location	Date Acquired	Number of Units	Description	Encumbrances (dollars in thousands)	Occupancy as of the end of 2023	Occupancy as of the end of 2022		Effective Monthly Rent per Unit for 2023(1)		Effective Monthly Rent per Unit for 2022(1)
Arbors Harbor Town	Memphis, Tennessee	December 20, 2011	345 units	Multifamily	$34,618	92%	90%		$1,690		$1,697
Parkside Apartments	Sugar Land, Texas	August 8, 2013	240 units	Multifamily	$16,298	92%	94%		$1,426		$1,411
Axis at Westmont	Westmont, Illinois	November 27, 2018	400 units	Multifamily	$35,836	97%	96%		$1,562		$1,453
Valley Ranch Apartments	Ann Arbor, Michigan	February 14, 2019	384 units	Multifamily	$43,414	95%	95%		$1,787		$1,715
Autumn Breeze Apartments	Noblesville, Indiana	March 17, 2020	280 units	Multifamily	$29,544	95%	93%		$1,481		$1,380
BayVue Apartments	Tampa, Florida	July 7, 2021	368 units	Multifamily	$47,173	92%	92%		$1,590		$1,424
Citadel Apartments	Houston, Texas	October 6, 2021	293 units	Multifamily	$49,000	93%	91%		$1,750		$1,676
Camellia Apartments	St. Augustine, Florida	December 19, 2023	210 units	Multifamily	$33,911	81%		(2)		(2)		(2)

(1)	Effective monthly rent is calculated using leases in place as of December 31 of the indicated year and takes into account any rent concessions.
(2)	The Camellia Apartments were acquired on December 19, 2023.

The following information generally applies to our investments in our real estate properties:

●	we believe our real estate properties are adequately covered by insurance and suitable for their intended purpose;

●	our real estate properties are located in markets where we are subject to competition in attracting and retaining tenants; and

●	depreciation is provided on a straight-line basis over the estimated useful life of the applicable improvements.

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

ITEM 4. MINE SAFETY DISCLOSURE.

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There currently is no established public trading market for our shares of common stock. Therefore, there is a risk that a stockholder may not be able to sell their shares of common stock at a time or price acceptable to them. Unless and until our shares of common stock are listed on a national securities exchange, it is not expected that an active public market for them will develop.

Estimated NAV and NAV per Share

On November 9, 2023, pursuant to the Policy for Estimation of Common Stock Value (the “Estimated Valuation Policy”), the Board of Directors determined and approved our estimated NAV of approximately $304.8 million and resulting estimated NAV per Share of $15.46 both as of September 30, 2023. Our estimated NAV and resulting NAV per Share are based upon the estimated fair values of our assets and liabilities as of September 30, 2023 and are effective as of November 9, 2023.

Our estimated NAV per Share was calculated as of a particular point in time. Accordingly, our estimated NAV per Share will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to changes in the real estate and financial markets. There is no assurance of the extent to which the current estimated valuation should be relied upon for any purpose after its effective date regardless that it may be published on any statement issued by us or otherwise.

Process and Methodology

Our business is externally managed by the Advisor, an affiliate of Lightstone which provides advisory services to us and we have no employees. Our Advisor, along with any necessary material assistance or confirmation of a third-party valuation expert or service, is responsible for calculating our estimated NAV and resulting NAV per Share, which we currently expect will be done on at least an annual basis unless and until our shares of common stock are approved for listing on a national securities exchange. Our Board of Directors will review and approve each estimate of NAV and resulting NAV per Share.

Our estimated NAV and resulting NAV per Share as of September 30, 2023 were calculated with both the assistance of our Advisor and Capright Property Advisors, LLC (“Capright”), an independent third-party valuation firm engaged to assist with the valuation of our assets and liabilities. Our Advisor recommended and our Board of Directors established the estimated NAV per Share based upon the analyses and reports provided by our Advisor and Capright. The process of estimating the value of our assets and liabilities is performed in accordance with our Estimated Valuation Policy and the provisions of the Investment Program Association Practice Guideline 2013-01, “Valuation of Publicly Registered Non-Listed REITs.” We believe our valuations were developed in a manner reasonably designed to ensure their reliability.

In arriving at an estimated NAV and resulting NAV per Share, our Board of Directors reviewed and considered the valuation analyses prepared by our Advisor and Capright. Our Advisor presented a report to the Board of Directors with an estimated NAV and resulting NAV per Share. Capright provided our Board of Directors an opinion that the resulting “as-is” market value for the Company’s investment properties, as calculated by our Advisor, and its remaining assets and liabilities, as valued by our Advisor, along with the corresponding NAV valuation methodologies and assumptions used by our Advisor to arrive at a recommended NAV per Share of $15.46 as of September 30, 2023 were appropriate and reasonable. Our Board of Directors conferred with our Advisor and a representative from Capright regarding the methodologies and assumptions used to reach their respective conclusions. Our Board of Directors, which is responsible for determining our estimated per share value, considered all information provided in light of their own familiarity with our assets and liabilities and unanimously approved a NAV per Share of $15.46 as of September 30, 2023.

The engagement of Capright with respect to our estimated NAV and resulting NAV per Share as of September 30, 2023 was approved by our Board of Directors, including all of our independent directors. Capright has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate-related investments.

Capright’s opinion was subject to various limitations. In forming its opinion, Capright relied on certain information provided by our Advisor and third parties without independent verification. Our Advisor provided Capright with certain information regarding lease terms and the physical condition and capital expenditure requirements of each of our investment properties. Capright did not perform engineering or structural studies or environmental studies of any of the properties, nor did they perform an independent appraisal of our other assets and liabilities included in our estimated NAV and resulting NAV per Share.

In forming their conclusion as to the “as-is” value of the investment properties held by us as of September 30, 2023, Capright’s opinion was subject to various limitations. In connection with their engagement, Capright completed appraisals of seven of our eight of our wholly owned multifamily properties. Our other multifamily property, the Flats at Fishers was sold on November 1, 2023. Accordingly, our Advisor and Capright deemed it appropriate for its estimated fair value of $69.8 million as of September 30, 2023 to equal its contractual sales price less closing and other related transaction costs. With respect to the seven appraisals performed by Capright, the scope of their work included:

●	Review of property level information provided by our Advisor;

●	Review of the historical performance of our investment properties and business plans related to operations of these investments;

●	Review of the data models prepared by the Advisor supporting the valuation for each investment; and

●	Review of the applicable markets by means of publications and other resources to measure current market conditions, supply and demand factors, and growth patterns.

In addition to their appraisals of seven of our eight wholly owned multifamily properties, Capright also evaluated the following information to arrive at their opinion of Flats at Fishers and our other assets and liabilities:

●	Review of the closing statement and other relevant documents with respect to the disposition of the Flats at Fishers, which occurred on November 1, 2023.

●	Review of key market assumptions for our Advisor’s valuation of our notes payable, which consist of the mortgage loans on our properties, including but not limited to interest rates and collateral;

●	Review of key market assumptions for our Advisor’s valuation of our note receivable, net, which consists of a mortgage loan on a condominium project, including but not limited to interest rates and collateral; and

●	Review of key market assumptions for our Advisor’s valuation of all our other assets and liabilities.

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

The following is a summary of the valuation methodologies used for each type of asset and liability:

Investment property, net. We have generally focused on acquiring commercial real estate properties in various asset classes. Accordingly, Capright utilized a variety of valuation methodologies, each deemed appropriate for the asset type under consideration to assign an estimated value to each asset.

The values of our investment properties were generally estimated utilizing multiple valuation methods, as appropriate for each asset, including an income approach using discounted cash flow analysis and a sales comparable analysis. The key assumptions used in the income approach are specific to each property type, market location, and quality of each property and were based on similar investors’ return expectations and market assessments. The key assumptions are reflected in the table included under “Allocation of Estimated NAV per Share” below. In calculating values for our assets, both balance sheet and estimates of future cash flows as of September 30, 2023 were used. With respect to the Flats at Fishers, which was sold on November 1, 2023, our Advisor and Capright deemed it appropriate for its estimated fair value of $69.8 million as of September 30, 2023 to equal its contractual sales price less closing and other related transaction costs.

In forming its opinion, Capright prepared appraisals on our other seven wholly owned multifamily properties in connection with the valuation. The appraisals estimated values by using discounted cash flows, comparable sales, or a weighting of these approaches in determining each property’s value. The appraisals employed a range of terminal capitalization rates, discount rates, growth rates, and other variables that fell within ranges that Capright believed would be used by similar investors to value the properties we own. The assumptions used in developing these estimates were specific to each property (including holding periods) and were determined based upon a number of factors including the market in which the property is located, the specific location of the property within the market, property and market vacancy, tenant demand for space, and investor demand and return requirements.

While we and our Advisor believe that the approaches used by Capright in valuing our investment properties, including an income approach using a discounted cash flows analysis and a comparable sales analysis, are standard in the real estate industry, the estimated fair values for our investment properties may or may not represent current market values or fair values determined in accordance with GAAP. Our investment properties are carried at their amortized cost basis, subject to any adjustments applicable under GAAP, in our consolidated financial statements.

Cash and cash equivalents. As of September 30, 2023, the aggregate estimated fair value of our cash and cash equivalents were deemed to approximate their aggregate carrying value our consolidated balance sheet due to their short term maturities.

Marketable securities, available for sale. As of September 30, 2023, the aggregate estimated fair value of our marketable securities were equal to their aggregate carrying value on our consolidated balance sheet, all of which were valued based on Level 2 inputs. Level 2 inputs are inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. All of our marketable securities measured using Level 2 inputs were valued based on a market approach using readily available quoted market prices for similar assets.

Restricted cash. As of September 30, 2023, the estimated fair value of our restricted cash was deemed to approximate its carrying value on our consolidated balance sheet due to its short term maturity.

Note receivable, net. As of September 30, 2023, the estimated fair value of our note receivable, net was deemed to approximate its carrying value on our consolidated balance sheet based on current market rates for similar instruments.

Notes payable, net. As of September 30, 2023, we had notes payable, which consist of mortgage loans, that bear interest at both variable and fixed rates. The estimated fair values of our variable-rate mortgage loans were deemed to approximate their carrying values because their interest rates move in conjunction with changes to market interest rates. The estimated fair values of our fixed-rate mortgage loans were estimated by our Advisor using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated market interest rates for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratios. The estimated market interest rates for our fixed-rate notes payable were generally determined based on market rates for available comparable debt. The estimated market interest rates for our fixed-rate mortgage loans ranged from 5.46% to 5.88% as of September 30, 2023.

Accrued Distributions Payable. On September 29, 2023, our Board of Directors declared a special distribution of $0.11 per common share payable to shareholders of record on September 30, 2023 (the “2023 Special Distribution”). The 2023 Special Distribution, which totaled $2.2 million, was subsequently paid on or about October 16, 2023. As of September 30, 2023, the estimated fair value of our accrued distribution payable was deemed to approximate its carrying value on our consolidated balance sheet due to its short term maturity.

Other assets and liabilities, net. Our other assets and liabilities, net consist of prepaid expenses and other assets, and accounts payable, accrued expenses and other liabilities. For a majority of our other assets and liabilities, the carrying values as of September 30, 2023 were deemed to approximate their fair values by our Advisor because they are already carried at their fair value in the consolidated balance sheet or due to their cost-based characteristics or short term maturities. Certain of our other assets and liabilities, primarily straight-line rent receivable, lease-related intangibles and deferred costs, have been eliminated for the purpose of the valuation because these items were already considered in the valuation of the respective investment properties or financial instruments (e.g., notes receivable, notes payable, etc.).

Common stock outstanding. In deriving our estimated NAV per Share, the total estimated NAV was divided by our fully diluted common shares outstanding as of September 30, 2023. As of the valuation date, we had 19.7 million common shares outstanding and none of our financial instruments that may be converted into common shares were convertible into a known or determinable number of common shares. The determination of the number of common shares outstanding used in calculating the estimated NAV per Share is the same as used in our GAAP computations for per share amounts in our consolidated financial statements.

Our estimated NAV per Share was calculated by aggregating the estimated fair values of our assets, subtracting the estimated fair values of our liabilities, and dividing the resulting estimated net asset value by our fully-diluted shares of common stock outstanding, all as of September 30, 2023.

Allocation of Estimated NAV per Share

The table below sets forth the calculation of our estimated NAV per Share as of September 30, 2023, as well as the calculation of our estimated NAV per Share as of September 30, 2022. The estimated NAV per Share of $15.46 as of September 30, 2023, represents an increase of $0.71 per share, or 4.8%, from the estimated NAV per Share of $14.75 as of September 30, 2022.

	As of	As of
	September 30, 2023(3)	September 30, 2022
Investment properties, net(1)	$26.84	$25.73
Cash and cash equivalents	2.63	2.95
Restricted cash	0.28	0.25
Marketable securities	0.18	0.17
Note receivable	0.25	0.28
Notes payable	(14.39)	(14.34)
Distributions payable	(0.11)	-
Other assets and liabilities, net	(0.22)	(0.29)
Estimated NAV per Share(2)	$15.46	$14.75

Notes:

(1)	The following are the key assumptions (shown on a weighted average basis) used in the discounted cash flow models utilized by Capright under the income approach to estimate the fair value of seven of our eight wholly owned multifamily properties as of September 30, 2023.

Exit capitalization rate	6.42%
Discount rate	7.54%
Annual market rent growth	3.00%
Average holding period (in years)	10.0

(2)	As of September 30, 2023, we had 19,714,611 shares of common stock outstanding. The potential dilutive effect of our common stock equivalents does not affect our estimated NAV per Share as there were no potentially dilutive securities outstanding as of the valuation date.

(3)	Amounts include the associated assets and liabilities of the Flats at Fishers which were classified as held for sale on our consolidated balance sheet as of September 30, 2023.

As of September 30, 2023, the aggregate estimated fair value of our investment properties was $529.1 million and the aggregate carrying value of our investment properties was $353.8 million.

As previously discussed, the Flats of Fishers was sold on November 1, 2023 and our Advisor and Capright deemed it appropriate for its estimated fair value of $69.8 million as of September 30, 2023 to equal its contractual sales price less closing and other related transaction costs. While we believe that Capright’s assumptions utilized for estimating the fair values for our remaining seven wholly owned multifamily properties are reasonable, any changes in these assumptions would affect the calculations of the estimated fair values of our investment properties. The table below presents the estimated increase or decrease to our estimated NAV per Share as of September 30, 2023 resulting from a 25 basis point increase and decrease in the discount rates and capitalization rates for the remaining seven of our wholly owned multifamily properties. The table is presented to provide a hypothetical illustration of possible results if only one change in assumptions was made, with all other factors remaining constant. Further, each of these assumptions could change by more or less than 25 basis points or not at all.

	Change in NAV per Share
	Increase of	Decrease of
	25 basis points	25 basis points
Capitalization rate	$(1.00)	$1.09
Discount rate	$(0.43)	$0.43

Historical Offering Share Price and Special Distributions per Share

In connection with our initial and follow-on public offerings (collectively, the “Offerings”), we previously offered our common shares for sale under the primary portion of the Offerings at a price per share of $10.00, subject to certain volume discounts. The primary portions of the Offerings commenced on January 21, 2008 and subsequently terminated effective March 15, 2012.

Through the date of this filing, the Company has declared and paid certain special distributions on its common shares aggregating $3.61 per share as follows:

Special
Distribution			Approximate
per Share	Declaration Date	Record Date	Payment Date
$0.50	March 20, 2012	April 3, 2012	May 10, 2012
$0.50	August 8, 2014	September 15, 2014	September 18, 2014
$1.00	March 18, 2015	March 30, 2015	March 31, 2015
$1.50	November 20, 2015	December 31, 2015	January 6, 2016
$0.11	September 29, 2023	September 30, 2023	October 16, 2023
$3.61

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

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive different estimated NAVs and resulting NAVs per share, and these differences could be significant. The estimated NAV per Share is not audited and does not represent the fair value of our assets less our liabilities in accordance with GAAP, nor do they represent an actual liquidation value of our assets and liabilities or the amount shares of our common stock would trade at on a national securities exchange. Our estimated NAV per Share is based on the estimated value of our assets less the estimated value of our liabilities and other non-controlling interests divided by the number of our diluted shares of common stock outstanding, all as of the date indicated. Our estimated NAV per Share does not reflect a discount for the fact we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated NAV per Share does not take into account estimated disposition costs or fees or penalties, if any, that may apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of certain debt. Our estimated NAV per Share will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and the management of those assets and changes in the real estate and capital markets. Different parties using different assumptions and estimates could derive different NAVs and resulting estimated NAVs per share, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. Our Estimated Valuation Policy requires us to update our estimated NAV per Share value on an annual basis. Our Board of Directors will review and approve each estimate of NAV and resulting estimated NAV per Share.

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

Holders

As of March 15, 2024, we had 19.4 million shares of common stock outstanding held by 9,879 stockholders.

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

On September 29, 2023, our Board of Directors declared a special distribution of $0.11 per common share payable to shareholders of record on September 30, 2023 (the “2023 Special Distribution”). The 2023 Special Distribution, which totaled $2.2 million, was subsequently paid on or about October 16, 2023. The 2023 Special Distribution was funded from a portion of the net proceeds generated from asset sales.

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

Recent Sales of Unregistered Securities

During the years ended December 31, 2023 and 2022, we did not sell any equity securities that were not registered under the Securities Act of 1933.

SRP

Our Board of Directors has adopted a share redemption program (the “SRP”) that permits stockholders to sell their shares back to us, subject to the significant conditions and limitations of the program. Our Board of Directors can amend the provisions of the SRP at any time without the approval of stockholders.

On November 10, 2022, our Board of Directors adopted a Seventh Amended and Restated Share Redemption Program (the “Amended SRP”), which became effective on January 1, 2023. Under the terms of the Amended SRP, any stockholder may request redemption of their shares, subject to the significant conditions and limitations of the program. Additionally, under the terms of the Amended SRP, we will redeem shares at 85% of the most recently published NAV per Share in effect as of the date the request for redemption is approved.

Pursuant to the terms of the Amended SRP, any shares approved for redemption are redeemed on a periodic basis as determined by our Board of Directors, generally expected to be at the end of each quarterly period. However, we will not redeem, during any calendar year, more than 5% of the number of shares outstanding on last day of the previous calendar year (the “5% Limitation”). Our Board of Directors will set the cash available for redemption of shares not less often than annually (the “Funding Limitation” and, together with the 5% Limitation, the “Redemption Limitations”). Or Board of Directors has set the amount of cash available for redemption of shares for both of the years ended December 31, 2024 and 2023 at $8.0 million, which is generally to be allocated $2.0 million for each quarterly period. We may change the amount of the Redemption Limitations upon 10 business days’ notice to our stockholders and will provide notice of any change to the Redemption Limitations by including such information in (a) a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) a separate mailing to our stockholders.

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

During the year ended December 31, 2023 we redeemed 489,912 shares of common stock, pursuant to the SRP at an average price of $12.55 per share. During the year ended December 31, 2022 we redeemed 83,876 shares of common stock, pursuant to the SRP at an average price of $12.91 per share.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto included in this Annual Report. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” before Item 1 of this Annual Report for a description of these risks and uncertainties. Dollar amounts are presented in thousands, except per share data and where indicated in millions.

Overview

Lightstone REIT V (which may also be referred to as the “Company,” “we,” “us,” or “our”), was organized as a Maryland corporation on January 9, 2007 and has elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes.

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who were distressed or faced time-sensitive deadlines. In addition, our opportunistic and value-add investment strategy has included investments in real estate-related assets that present opportunities for higher current income. Since inception, we have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, multifamily and student housing. We have purchased existing, income-producing properties and newly constructed properties. We have also invested in mortgage and mezzanine loans. We have made our investments in or in respect of real estate assets located in the U.S. and other countries based on our view of existing market conditions.

Substantially all of our business is conducted through the Operating Partnership, a limited partnership organized in Delaware. As of December 31, 2023, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner. As of December 31, 2023, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

All of our current investments are located in the U.S. We currently intend to hold our various real properties until such time as our Board of Directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. We currently have one operating segment. As of December 31, 2023, we had eight wholly owned multifamily properties containing an aggregate of 2,520 apartment units and one real estate-related investment, which is a senior mortgage loan (note receivable).

We have no employees. We are dependent on the Advisor and its affiliates for performing a full range of services that are essential to us, including asset management, property management, property management oversight (for those of our properties which are managed by an unrelated third party property manager) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, IT and investor relations services. If the Advisor and its affiliates are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from other parties.

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

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, inflation and recession.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges, and other changes in economic conditions, may adversely affect our results of operations and financial performance.

We are not currently aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Annual Report. The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period.

Tax Status and Income Taxes

We elected to qualify and be taxed as a REIT commencing with the taxable year ended December 31, 2008. As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at the regular corporate rate, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

To maintain our qualification as a REIT, we may engage in certain activities through a TRS. As such, we may be subject to U.S. federal and state income and franchise taxes from these activities.

Our income tax expense and benefits are included in other income, net on our consolidated statements of operations. During the year ended December 31, 2023, we recorded income tax expense of $0.8 million primarily consisting of state income tax. During the year ended December 31, 2022, we recorded an income tax benefit of $0.9 million, which includes an $0.8 million partial refund of previously paid foreign income tax which was received in the first quarter of 2022.

As of December 31, 2023 and 2022, we had no material uncertain income tax positions.

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of $47.1 million, marketable securities, available for sale of $3.7 million and restricted cash of $19.4 million.

Our principal demands for funds going forward are expected to be for the payment of (a) operating expenses, including capital expenditures, and (b) scheduled debt service on our outstanding indebtedness, including any required replacement interest rate cap contracts. We also may, at our discretion, use funds for (a) tender offers and/or redemptions of shares of our common stock, (b) distributions, if any, to our shareholders, and (c) selective acquisitions and/or real estate-related investments. Generally, we expect to meet our cash needs with our cash and cash equivalents and marketable securities on hand along with our cash flow from operations, the release of certain funds held in restricted cash, the remaining availability on certain of our mortgage loans and the repayment of our outstanding note receivable.

However, to the extent that these sources are not sufficient to cover our cash needs, we may use proceeds from additional borrowings and/or selective asset sales to fund such needs.

Our non-recourse mortgage loan facility (the “BayVue Apartments Mortgage”), which had an outstanding principal balance of $47.2 million as of December 31, 2023, is currently scheduled to mature on July 9, 2024, but has two one-year extension options, subject to the satisfaction of certain conditions. We currently intend to exercise the first extension option to extend the maturity date of the BayVue Apartments Mortgage to July 9, 2025, as discussed in Note 8 of the Notes to Consolidated Financial Statements.

Our non-recourse mortgage loan facilities (the “Citadel Apartments Mortgages”), which had aggregate outstanding principal balances of $49.0 million as of December 31, 2023, are currently scheduled to mature on October 11, 2024, but have two one-year extension options, subject to the satisfaction of certain conditions. We currently intend to exercise the first extension option to extend the maturity date of the Citadel Apartments Mortgages to October 11, 2025, as discussed in Note 8 of the Notes to Consolidated Financial Statements.

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

Concentration of Credit Risk

As of December 31, 2023 and 2022, we had cash deposited in certain financial institutions in excess of federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Recent Acquisition and Disposition Activities

Acquisition of the Camellia Apartments

On December 19, 2023, we acquired a 210-unit multifamily property located in St. Augustine, Florida (the “Camellia World Apartments”), from an unrelated third party, for a contractual purchase price of $53.3 million, excluding closing and other acquisition related costs. The acquisition was funded with $33.9 million of proceeds from a mortgage financing (see “Debt Financings – Camellia Apartments Mortgage”) and $19.4 million of funds that had been temporarily placed in escrow with a qualified intermediary in connection with the Company’s disposition of a 306-unit multifamily property located in Fishers, Indiana (the “Flats at Fishers”).

In connection with the acquisition, the Advisor received an aggregate of approximately $1.1 million in acquisition fees, acquisition expense reimbursements and debt financing fees.

Disposition of the Flats at Fishers

On November 1, 2023, we completed the disposition of Flats at Fishers for a contractual sales price of $71.0 million. In connection with the disposition of the Flats at Fishers, its non-recourse mortgage loan (the “Flats at Fishers Mortgage”) of $27.7 million was defeased at a cost of $27.1 million and its non-recourse subordinated mortgage loan (the “Flats at Fisher Supplemental Mortgage”) of $8.9 million was repaid in full. Our net proceeds from the disposition of the Flats at Fishers were $33.8 million, after the aforementioned defeasance of the Flats at Fishers Mortgage and the repayment of the Flats at Fisher Supplemental Mortgage, pro rations, and closing and other related transaction costs. The net proceeds were placed in an escrow with a qualified intermediary to potentially facilitate a Section 1031 exchange transaction pursuant to the requirements of the Code and as described above, $19.4 million of these funds were used in connection with our of the Camellia Apartments. In connection with the disposition of Flats at Fishers, we recognized a gain on sale of investment property of $41.1 million during the fourth quarter of 2023.

Debt Financings

From time to time, we have obtained mortgage, bridge, or mezzanine loans for acquisitions and investments, as well as property development, redevelopment and renovations. In the future, we may obtain new financings for such activities or to refinance our existing real estate assets, depending on multiple factors.

Our aggregate notes payable balance was $287.0 million, net of deferred financing fees of $2.8 million, and had a weighted average interest rate of 5.02% as of December 31, 2023. Our aggregate notes payable balance was $290.3 million, net of deferred financing fees of $3.4 million, and had a weighted average interest rate of 4.33% as of December 31, 2022.

Camellia Apartments Mortgage

On December 19, 2023, we entered into a $33.9 million non-recourse mortgage (the “Camellia Apartments Mortgage”) which matures on January 1, 2030. The Camellia Apartments Mortgage bears interest at 6.05% and requires monthly interest-only payments through its maturity date, at which time the principal is due in full. The Camellia Mortgage is collateralized by the Camellia Apartments.

Citadel Apartments Mortgages

On October 6, 2021, we entered into a non-recourse mortgage loan facility for up to $39.2 million (the “Citadel Apartments Senior Mortgage”). Simultaneously, on October 6, 2021, we also entered into a non-recourse mortgage loan facility for up to $9.8 million (the “Citadel Apartments Junior Mortgage” and together with the Citadel Apartments Senior Mortgage, the “Citadel Apartments Mortgages”). The Citadel Apartments Mortgages provided for a replacement benchmark rate in connection with the phase-out of LIBOR and effective on July 15, 2023, the Citadel Apartments Senior Mortgage’s interest rate converted from LIBOR plus 1.50%, with a floor of 1.60%, to SOFR plus 1.61%, with a floor of 1.71%, and the Citadel Apartments Junior Mortgage’s interest rate converted from LIBOR plus 8.75%, with a floor of 8.85%, to SOFR plus 8.86%, with a floor of 8.96%.

The Citadel Apartments Mortgages, which initially mature on October 11, 2024, have two one-year extension options, subject to the satisfaction of certain conditions, and are both collateralized by the Citadel Apartments. However, the Citadel Apartments Junior Mortgage is subordinate to the Citadel Apartments Senior Mortgage. Although the Citadel Apartments Mortgages are currently scheduled to mature on October 11, 2024, we currently intend to exercise the first of its two one-year extension options to extend the maturity of the Citadel Apartments Mortgages to October 11, 2025.

Pursuant to the terms of the Citadel Apartments Mortgages, we are required to enter into one or more interest rate cap contracts in the aggregate notional amount of $49.0 million for as long as the Citadel Apartments Mortgages remain outstanding. In connection with the Citadel Apartments Mortgages, we previously entered into an interest rate cap contract with a notional amount of $49.0 million pursuant to which the LIBOR and the replacement SOFR rates were capped at 2.00% through October 11, 2023. On September 11, 2023, we entered into a replacement interest rate cap contract with an unrelated financial institution at a cost of $0.9 million. The new interest rate cap contract has an effective date of October 11, 2023, a notional amount of $49.0 million, matures on April 11, 2024 and effectively caps SOFR at 2.00%. We currently intend to purchase another interest rate cap contract at substantially similar terms upon the expiration of the interest rate cap contract on April 11, 2024 pursuant to the terms of the Citadel Apartment Mortgages.

BayVue Apartments Mortgage

On July 7, 2021, we entered into a non-recourse mortgage loan facility for up to $52.2 million (the “BayVue Apartments Mortgage”), which initially matures on July 9, 2024 and has two one-year extension options, subject to the satisfaction of certain conditions. The BayVue Apartments Mortgage provided for a replacement benchmark rate in connection with the phase-out of LIBOR and effective on July 15, 2023, the interest rate converted from LIBOR plus 3.00%, with a floor of 3.10%, to SOFR plus 3.11%, with a floor of 3.21%. As of December 31, 2023, the outstanding principal balance and remaining availability under the BayVue Apartments Mortgage was $47.2 million and $5.0 million, respectively. The remaining availability may be drawn for certain capital improvements to the property pursuant to the loan agreement. Although the BayVue Apartments Mortgage is currently scheduled to mature on July 9, 2024, we currently intend to exercise the first of its two one-year extension options to extend the maturity of the BayVue Apartments Mortgage to July 9, 2025.

Pursuant to the terms of the BayVue Apartments Mortgage, we are required to enter into one or more interest rate cap contracts in the aggregate notional amount of $52.2 million for as long as the BayVue Apartments Mortgage remains outstanding. In connection with the BayVue Apartments Mortgage, we previously entered into an interest rate cap contract with a notional amount of $52.2 million pursuant to which the LIBOR rate was capped at 2.50% through July 15, 2023. On July 17, 2023, we entered into a replacement interest rate cap contract with an unrelated financial institution at a cost of $1.4 million. The new interest rate cap contract, which had an effective date of July 15, 2023, has a notional amount of $52.2 million, matures on July 15, 2024 and effectively caps SOFR at 2.50%. We currently intend to purchase another interest rate cap contract at substantially similar terms upon the expiration of the interest rate cap contract on July 15, 2024 pursuant to the terms of the BayVue Apartment Mortgage.

Contractual Obligations

One of our principal short-term and long-term liquidity requirements includes the refinancing or repayment of maturing debt. The following table provides information with respect to the contractual maturities and scheduled debt service payments of our indebtedness as of December 31, 2023:

Contractual Obligations	2024	2025	2026	2027	2028	Thereafter	Total
Principal Maturities	$97,901	$17,372	$112,877	$654	$676	$60,314	$289,794
Interest Payments(1)	14,562	8,331	4,003	3,023	3,008	3,263	36,190
Total Contractual Obligations	$112,463	$25,703	$116,880	$3,677	$3,684	$63,577	$325,984

(1)	These amounts represent future interest payments related to notes payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month SOFR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month SOFR rate as of December 31, 2023 was used.

Results of Operations

As of December 31, 2023, we had eight wholly owned multifamily properties containing an aggregate of 2,520 apartment units and one real estate-related investment, which is a senior mortgage loan (note receivable).

On November 1, 2023 we disposed of the Flats at Fishers and on December 19, 2023 we acquired the Camellia Apartments.

The Disposition of the Flats at Fishers did not qualify to be reported as discontinued operations since it did not represent a strategic shift that had a major effect on our operations and financial results. Accordingly, the operating results of the Flats at Fishers are reflected in our results from continuing operations for all periods presented through its date of disposition.

Year ended December 31, 2023 as compared to the year ended December 31, 2022

Our results of operations for the year ended December 31, 2023 compared to the same period in 2022 reflect our acquisition and disposition activities during such periods. Properties which were owned by us during the entire periods presented are referred to as our “Same Store” properties.

The following table provides summary information about our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended				Change	Change	Change
	December 31,		Increase/	Percentage	due to	due to	due to
	2023	2022	(Decrease)	Change	Acquisition(1)	Disposition(2)	Same Store(3)
Rental revenues	$49,568	$46,970	$2,598	6.0%	$125	$(649)	$3,122
Property operating expenses	15,971	15,253	718	5.0%	61	(88)	745
Real estate taxes	6,806	6,815	(9)	0.0%	10	(64)	45
General and administrative	7,701	7,618	83	1.0%	4	2	77
Depreciation and amortization	13,371	17,534	(4,163)	(24.0%)	-	(529)	(3,634)
Interest expense, net	14,232	13,738	494	4.0%	74	392	28

(1)	Represents the effect on our operating results for the periods indicated resulting from our acquisition of the Camellia Apartments.
(2)	Represents the effect on our results for the periods indicated resulting from our disposition of the Flats at Fishers.
(3)	Represents the change for the year ended December 31, 2023 compared to the same period in 2022 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store properties for the periods ended December 31, 2023 and 2022 include Arbors Harbor Town, Parkside Apartments, Axis at Westmont, Valley Ranch Apartments, Autumn Breeze Apartments, Citadel Apartments and Bay Vue Apartments.

The following table reflects total rental revenues and total property operating expenses for the years ended December 31, 2023 and 2022 for our (i) Same Store properties, (ii) acquisitions and (iii) dispositions (dollars in thousands):

	Year Ended December 31,
Description	2023	2022	Change
Rental Revenues:
Same Store	$44,580	$41,458	$3,122
Acquisition	125	-	125
Disposition	4,863	5,512	(649)
Total rental revenues	$49,568	$46,970	$2,598

Property operating expenses:
Same Store	$14,350	$13,605	$745
Acquisition	61	-	61
Disposition	1,560	1,648	(88)
Total property operating expenses	$15,971	$15,253	$718

The tables below reflect occupancy and effective monthly rental rates for eight multifamily properties we wholly owned as of December 31, 2023:

	Occupancy		Effective Monthly Rent per Unit(1)
	As of December 31,		As of December 31,
Property	2023	2022	2023		2022
Arbors Harbor Town	92%	90%	$1,690		$1,697
Parkside Apartments	92%	94%	$1,426		$1,411
Axis at Westmont	97%	96%	$1,562		$1,453
Valley Ranch Apartments	95%	95%	$1,787		$1,715
Autumn Breeze Apartments	95%	93%	$1,481		$1,380
BayVue Apartments	92%	92%	$1,590		$1,424
Citadel Apartments	93%	91%	$1,750		$1,676
Camellia Apartments	81%	(2)		(2)		(2)

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.
(2)	The Camellia Apartments were acquired on December 19, 2023.

Revenues Rental revenues for the year ended December 31, 2023 were $49.6 million, an increase of $2.6 million, compared to $47.0 million for the same period in 2022. Excluding the effect of our acquisition and disposition activities during the periods, our rental revenues increased by $3.1 million for our Same Store properties. This increase was primarily as a result of higher average monthly rent per unit at substantially all of our Same Store properties during the 2023 period.

Property Operating Expenses Property operating expenses for the year ended December 31, 2023 were $16.0 million, an increase of $0.7 million, compared to $15.3 million for the same period in 2022. Excluding the effect of our acquisition and disposition activities during the periods, our property operating expenses increased by $0.7 million during the 2023 period primarily due to higher utilities and insurance costs.

Real Estate Taxes Real estate taxes were unchanged at $6.8 million for both of the years ended December 31, 2023 and 2022.

General and Administrative Expenses General and administrative expenses for the year ended December 31, 2023 were $7.7 million, a slight increase of $0.1 million, compared to $7.6 million for the same period in 2022.

Depreciation and Amortization Depreciation and amortization expense for the year ended December 31, 2023 was $13.4 million, a decrease of $4.2 million, compared to $17.5 million for the same period in 2022. Excluding the effect of our acquisition and disposition activities during the periods, our depreciation and amortization expenses decreased primarily as a result of $4.1 million of decreased amortization expense resulting from in-place lease intangibles becoming fully amortized during 2022.

Interest Expense, Net Interest expense, net for the year ended December 31, 2023 was $14.2 million, an increase of $0.5 million, compared to $13.7 million for the same period in 2022. Interest expense is attributable to the mortgage financings associated with our multifamily properties and reflects higher market interest rates on our variable rate indebtedness during the 2023 period as well as changes in the weighted average principal outstanding during the periods. Additionally, during the years ended December 31, 2023 and 2022, we earned $2.9 million and $0.4 million, respectively, from our interest rate cap contracts which is recorded in interest expense, net.

Mark to Market Adjustment on Derivative Financial Instruments During the years ended December 31, 2023 and 2022, we recorded a negative mark to market adjustment of $2.9 million and a positive mark to market adjustment of $1.8 million, respectively. These mark to market adjustments represent the change in the fair values of our interest rate cap contracts during such periods.

Summary of Cash Flows

Operating activities

The net cash provided by operating activities of $5.6 million for the year ended December 31, 2023 consisted primarily of our net income of $32.9 million plus depreciation and amortization of $13.4 million, the negative mark to market adjustments on derivative financial instruments of $2.9 million and amortization of deferred financing costs of $1.3 million less the gain on the disposition of the Flats at Fishers of $41.1 million and the net change in operating assets and liabilities of $3.8 million.

Investing activities

The net cash provided by investing activities of $9.0 million for the year ended December 31, 2023 consisted primarily of the following:

●	capital expenditures of $5.8 million;

●	the acquisition of the Camellia Apartments for $54.5 million;

●	net proceeds from the disposition of Flats at Fishers of $70.6 million;

●	funding of note receivable of $1.1 million; and

●	net purchases of marketable securities of $0.1 million.

Financing activities

The net cash used in financing activities of $12.8 million for the year ended December 31, 2023 consisted primarily of the following:

●	proceeds from notes payable of $34.6 million;

●	payment of loan fees and expenses of $1.1 million;

●	principal payments of notes payable of $38.0 million;

●	redemptions and cancellation of common stock of $6.2 million; and

●	distributions to common stockholders of $2.2 million

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

Our calculations of FFO and MFFO are presented below (dollars and shares in thousands, except per share amounts):

	For the Year Ended December 31,
Description	2023	2022
Net income/(loss)	$32,886	$(8,650)
FFO adjustments:
Depreciation and amortization of real estate assets	13,371	17,534
Income tax expense/(benefit) on sale of real estate	631	(775)
Gain on sale of investment property	(41,109)	-
FFO	5,779	8,109
MFFO adjustments:
Mark-to-market adjustments(1)	2,930	(1,762)
Non-recurring loss from extinguishment/sale of debt, derivatives or securities holdings(2)	13	-
MFFO - IPA recommended format	8,722	6,347

Net income/(loss)	$32,886	$(8,650)
Net income/(loss) per common share, basic and diluted	$1.66	$(0.43)

FFO	$5,779	$8,109
FFO per common share, basic and diluted	$0.29	$0.40

Weighted average number of common shares outstanding, basic and diluted	19,827	20,077

(1)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(2)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

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

On September 29, 2023, our Board of Directors declared the 2023 Special Distribution of $0.11 per common share payable to shareholders of record on September 30, 2023. The 2023 Special Distribution, which totaled $2.2 million, was subsequently paid on or about October 16, 2023.

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

Investment Impairment

For all of our real estate and real estate-related investments, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. We evaluate the recoverability of our investments in real estate assets at the lowest identifiable level, which is primarily at the individual property level. Examples of the types of events and circumstances that would cause management to assess our assets for potential impairment include, but are not limited to: a significant decrease in the market price of an asset; a significant adverse change in the manner in which the asset is being used; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers; and changes in the global and local markets or economic conditions. To the extent that our portfolio is concentrated in limited geographic locations, downturns specifically related to such regions may result in tenants defaulting on their lease obligations at those properties within a short time period, which may result in asset impairments. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset. These projected cash flows are prepared internally by the Advisor and reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. Our management reviews these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions that are consistent with market data or with assumptions that would be used by a third-party market participant and assume the highest and best use of the investment. We consider trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value. While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.

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

New Accounting Pronouncements

See Note 3 of the Notes to Consolidated Financial Statements for further information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item 8 is included in our Consolidated Financial Statements beginning on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of December 31, 2023, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of December 31, 2023, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our principal executive officer and principal financial officer, evaluated, as of December 31, 2023, the effectiveness of our internal control over financial reporting using the criteria established in Internal Control—New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting, as of December 31, 2023, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Andreas K. Bremer, 67, has served as one of our independent directors since November 2007 and as Lead Director since June 2017 Mr. Bremer currently serves as President and Chief Executive Officer of International Capital, LLC, a position he has held since 2018. Mr. Bremer joined International Capital as its Chief Financial Officer in October 2002 and became its Executive Vice President in 2005. International Capital specializes in acquisition, disposition, management and administration of commercial investment properties, and Mr. Bremer is responsible for all financial aspects of the company’s operations. Before joining International Capital, Mr. Bremer was the Chief Financial Officer of ATLASwerks®, a leading communication software company in Dallas. He acted as a corporate finance consultant for two years at McKinsey & Co. in both the Dallas and New York offices and served as Vice President of Finance and Treasurer at Paging Network, Inc. Mr. Bremer started his career at COMMERZBANK AG in Germany and spent seven of his 13-year tenure at the company’s New York and Atlanta offices. Mr. Bremer has over 25 years of financial and general management experience with extensive knowledge of corporate finance and commercial lending both in the United States and other countries, particularly Germany and holds a degree as CCIM. Mr. Bremer has served as Chairman of the German International School in Dallas since 2009. He was the Director of the Texas Warburg Chapter of the American Council on Germany in Dallas and, as Knight of Justice, is a member of the Order of St. John. In 2018, Mr. Bremer was appointed Honorary Counsel of the Federal Republic of Germany in Dallas 2018 and continues to serve in that capacity. Mr. Bremer received a law degree from the Johannes-Gutenberg University in Mainz, Germany.

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

Diane S. Detering-Paddison, 64, has served as one of our independent directors since June 2009. Ms. Detering-Paddison serves as President of 4word, www.4wordwomen.org, a not-for-profit organization she founded that connects, leads and supports professional Christian women and enables them to reach their potential. From February 2010 until June 2014, Ms. Detering-Paddison served as Chief Strategy Officer of Cassidy Turley, one of the nation’s largest commercial real estate service providers. Prior to joining Cassidy Turley, Ms. Detering-Paddison served as the Chief Operating Officer of ProLogis, an owner, manager, and developer of distribution facilities, from June 2008 until January 2009. Prior to that, Ms. Detering-Paddison was with CB Richard Ellis and Trammell Crow Company for over 20 years. During her time there, she served as Senior Vice President, Corporate and Investor Client Accounts from April 2001 until December 2004, Chief Operating Officer, Global Services from January 2005 until December 2006, and President, Global Corporate Services - Client Accounts from December 2006 until May 2008. Ms. Detering-Paddison was part of a ten member executive team that managed the merger between Trammell Crow Company and CB Richard Ellis in December 2006. Ms. Detering-Paddison serves on the Salvation Army’s National Advisory Board. Ms. Detering-Paddison is the author of “Work, Love, Pray.” Ms. Detering-Paddison holds a Master of Business Administration degree from the Harvard Graduate School of Business and a Bachelor of Science degree from Oregon State University where she graduated as Valedictorian.

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

Mitchell Hochberg, 71, was appointed Chairman of our Board of Directors on August 31, 2021 and has been our Chief Executive Officer since September 28, 2017. Mr. Hochberg also serves as President and Chief Operating Officer of Lightstone Value Plus REIT I, Inc. (“Lightstone I”), Lightstone Value Plus REIT II, Inc. (“Lightstone II”), Lightstone Value Plus REIT III, Inc. (“Lightstone III”), Lightstone Value Plus REIT IV, Inc. (“Lightstone IV”) and their respective advisors. From October 2014 to the present, Mr. Hochberg has served as President of Lightstone Enterprises. Mr. Hochberg was appointed Chief Executive Officer of Behringer Harvard Opportunity REIT I, Inc. (“BH OPP I”) effective as of September 28, 2017. Prior to joining The Lightstone Group in August 2012, Mr. Hochberg served as principal of Madden Real Estate Ventures from 2007 to August 2012 when it combined with Lightstone. Mr. Hochberg held the position of President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States from early 2006 to early 2007 and prior to that Mr. Hochberg founded Spectrum Communities, a developer of luxury neighborhoods in the northeast of the United States, in 1985 where for 20 years he served as its President and Chief Executive Officer. Mr. Hochberg served on the board of directors of Belmond Ltd from 2009 to April 2019. Additionally, through October 2014 Mr. Hochberg served on the board of directors and as Chairman of the board of directors of Orleans Homebuilders, Inc Mr. Hochberg received his law degree as a Harlan Fiske Stone Scholar from Columbia University School of Law and graduated magna cum laude from New York University College of Business and Public Administration with a Bachelor of Science degree in accounting and finance.

Jeffrey F. Joseph, 82, has served as one of our independent directors since September 2017. Mr. Joseph served as President, Chief Executive Officer and director of Presidential Realty Corporation, a publicly held company focused on the development and ownership of multi-family residential properties, from 1991 until his retirement in 2011. From 1979 to 1991, Mr. Joseph served as a principal of Ivy Properties Ltd. and as General Counsel of Presidential Realty Corporation from 1973 to 1979. Mr. Joseph is Chairman of the Board of Takoda Service Dogs Inc., a charitable organization that provides service dogs to Veterans suffering from PTSD. Mr. Joseph began his career 1967 as an associate with Hughes Hubbard Blair & Reed. Mr. Joseph holds a Bachelor of Arts degree from Cornell University with a major in Economics and a Juris Doctorate degree from Cornell Law School, where he graduated Summa Cum Laude.

Our Board of Directors has concluded that Mr. Joseph is qualified to serve as one of our directors for reasons including his more than 40 years of real estate industry experience.

David Lichtenstein, 62, has served as one of our directors since December 2023 and is Chairman and Chief Executive Officer of our Advisor. Previously, Mr. Lichtenstein was appointed Chairman Emeritus on August 31, 2021 and had served as Chairman of the Board of Directors from September 2017 through August 2021. Mr. Lichtenstein founded both American Shelter Corporation and Lightstone. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone, directing all aspects of the acquisition, financing and management of a diverse portfolio of multi-family, lodging, retail and industrial properties located in 20 states and Puerto Rico. From June 2004 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Officer of Lightstone I and Chief Executive Officer of Lightstone Value Plus REIT LLC, its advisor. From April 2008 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Offer of Lightstone II and Lightstone Value Plus REIT II LLC, its advisor. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone III, and as Chief Executive Officer of Lightstone Value Plus REIT III LLC, its advisor. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone IV, and as Chief Executive Officer of Lightstone Real Estate Income LLC, its advisor. From October 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Enterprises Limited (“Lightstone Enterprises”). From July 2015 to the present, Mr. Lichtenstein has served as a member of the Board of Directors of the New York City Economic Development Corporation, New York City’s primary economic development vehicle. Mr. Lichtenstein is on the Board of Governors of the Real Estate Board of New York, a Trustee of the Citizens Budget Commission, and is a Member of The Economic Club of New York and the Real Estate Roundtable, and Co-Chair of the Real Estate Capital Policy Advisory Committee. He is also a member of the Brookings Institution’s Economic Studies Council and a trustee of The Touro College and University System and sits on the Board Supervisory Committee for The New York Medical College. Mr. Lichtenstein is a founder of the Friendship House, an organization that provides housing for families of sick children and adults in the Greater New York City area. Mr. Lichtenstein is also a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group, as well as a member of the Board of Directors of Touro College and New York Medical College.

Jeffrey P. Mayer, 67, has served as one of our independent directors since November 2007 and is chairman of our audit committee. Mr. Mayer previously served as a consultant serving the real estate industry and is the owner of Mayer Financial Consulting, LLC and is the firm’s sole employee. This firm was started in 2011 to provide consulting services to individuals and businesses primarily dealing with financial investments and real estate. From 2000 until 2007, Mr. Mayer was the Chief Financial Officer of ClubCorp, Inc., a holding company that owns and operates premier golf and business clubs and destination golf resorts. He previously served as Chief Financial Officer of Bristol Hotels & Resorts in Dallas, a position he held from 1996 until the company’s acquisition by Bass PLC in early 2000. Prior to joining Bristol, he was Corporate Controller at Host Marriott Corporation (formerly Marriott Corporation) and, prior to that, held various senior financial positions at Marriott Corporation. He also serves as treasurer and board member of the Georgia Chapter of The American Foundation for Suicide Prevention. In addition, he serves or has previously served as the Audit Committee chairman for three other organizations including both profit and not-for-profit entities. He was a board member of the Dallas Children’s Advocacy Center and chairman of its audit committee. A graduate of the College of William & Mary, he began his career as an accountant with Arthur Andersen LLP.

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

Cynthia Pharr Lee, 75, has served as one of our independent directors since November 2007. Ms. Lee serves as Chairman of Dala Communications and she was CEO of its predecessor firm, C. Pharr & Company, which provides strategic brand, marketing and public relations services to many real estate, construction, design and other B2B clients. Ms. Pharr Lee also serves as an independent board member of AAA Auto Club of Southern California. From 2016 through 2020, Ms. Pharr Lee served as a member of the board of directors of Darling Ingredients Inc. (DAR-NYSE) and its audit and compensation committees. From 1994 through February 2014, Ms. Pharr Lee served as a member of the board of directors of CEC Entertainment, Inc. (CEC-NYSE) and its audit and compensation committees. A co-founder of Texas Women Ventures Fund, Ms. Pharr Lee serves on the Fund’s Investment Advisory Committee. Ms. Pharr Lee is a former president of Executive Women of Dallas and former national chairman of the Counselor’s Academy of the Public Relations Society of America. From May 1989 through February 1993, Ms. Lee was President and Chief Executive Officer of Tracy Locke/Pharr Public Relations, a division of Omnicom (NYSE). Ms. Lee has earned designation as a Board Leadership Fellow of the National Association of Corporate Directors (NACD) and has also earned the CERT Certificate in Cybersecurity Oversight through a program sponsored by NACD and Carnegie Mellon University. She received her Bachelor of Science degree in English (summa cum laude) and her Master of Arts degree in English from Mississippi State University.

Our Board of Directors has concluded that Ms. Lee is qualified to serve as one of our directors for reasons including her more than 30 years of management experience in the public relations and marketing communications industry, with significant experience working with commercial real estate and construction firms. Ms. Lee has also served on the boards of directors and audit committees of New York Stock Exchange listed companies, which allows her to provide valuable knowledge and insight into management issues. In addition, Ms. Lee’s background complements that of our other board members and brings a unique perspective to our Board of Directors.

Steven Spinola, 74, has served as one of our independent directors since September 2017. Mr. Spinola served as President of the Real Estate Board of New York (“REBNY”) from 1986 and since July 2015 as its President Emeritus. Mr. Spinola is a recipient of the Harry B. Helmsley Distinguished New Yorker Award for a lifetime of achievement in the profession. Before becoming REBNY’s President, Mr. Spinola served as President of the New York City Public Development Corporation (now known as the New York City Economic Development Corporation) from 1983 to 1986. Mr. Spinola currently serves as an independent director on the Board of Directors of Lightstone IV. Mr. Spinola holds a Bachelor of Arts degree from the City College of New York with a concentration in political science and government. He attended the Harvard Business School/Kennedy School of Government Summer Program for Senior Managers in Government.

Our Board of Directors has concluded that Mr. Spinola is qualified to serve as one of our directors for reasons including his extensive experience in the real estate industry.

Executive Officers

In addition, the following individuals serve as our executive officers:

Mitchell Hochberg for biographical information about Mr. Hochberg, see “Item 10 - Directors.”

Seth Molod, 60, was appointed our Chief Financial Officer and Treasurer August 27, 2018. Mr. Molod also serves as Chief Financial Officer and Treasurer of Lightstone I, Lightstone II, Lightstone III and Lightstone IV. Mr. Molod also serves as the Executive Vice President and Chief Financial Officer of Lightstone and as the Chief Financial Officer of our Advisor and the advisors of Lightstone I, Lightstone II, Lightstone III and Lightstone IV. Prior to joining The Lightstone Group in August of 2018, Mr. Molod served as an Audit Partner, Chair of Real Estate Services and on the Executive Committee of Berdon LLP, a full service accounting, tax, financial and management advisory firm (“Berdon”). Mr. Molod joined Berdon in 1989. He has extensive experience advising some of the nation’s most prominent real estate owners, developers, managers, and investors in both commercial and residential projects. Mr. Molod has worked with many privately held real estate companies as well as institutional investors, REITs, and other public companies. Mr. Molod is a licensed certified public accountant in New Jersey and New York and a member of the American Institute of Certified Public Accountants. Mr. Molod holds a Bachelor of Business Administration degree in Accounting from Muhlenberg College.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to the Company during and with respect to the fiscal year ended December 31, 2023 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2022.

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

Reimbursement for the costs of salaries and benefits of the Advisor’s employees relate to compensation paid to the Advisor’s employees that provide services to us such as accounting, administrative or legal, for which the Advisor or its affiliates are not entitled to compensation in the form of a separate fee. A description of the fees that we pay to the Advisor and other affiliates is found in Item 13 below. Therefore, we do not have, nor has our Board of Directors or compensation committee considered, a compensation policy or program for our executive officers, and thus we have not included a Compensation Discussion and Analysis in this Annual Report.

Directors’ Compensation

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

Director Compensation Table

The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2023:

Name	Fees Earned(1)
Andreas K. Bremer	$111,250
Diane S. Detering-Paddison	$89,250
Jeffrey F. Joseph	$89,250
Steven Spinola	$89,250
Jeffrey P. Mayer	$100,250
Cynthia Pharr Lee	$94,750

(1)	Includes fees earned for services rendered in 2023, regardless of when paid.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee served as an officer or employee of the Company or any of our subsidiaries during the fiscal year ended December 31, 2023 or formerly served as an officer of the Company or any of our subsidiaries. In addition, during the fiscal year ended December 31, 2023, none of our executive officers served as a director or member of a compensation committee (or other Board of Directors committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of any entity that has one or more executive officers or directors serving as a member of our Board of Directors or compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of March 15, 2024 regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, each of our executive officers, and our directors and executive officers as a group:

Name of Beneficial Owner(2)	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
David Lichtenstein	-	-
Andreas K. Bremer	-	-
Diane S. Detering-Paddison	-	-
Jeffrey P. Mayer	-	-
Cynthia Pharr Lee	-	-
Steven Spinola	-	-
Jeffrey F. Joseph	-	-
Mitchell Hochberg	-	-
Seth Molod	-	-
All directors and executive officers as a group (nine persons)	-	-

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 15, 2024. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	The address of our directors and officers is c/o Lightstone Value Plus REIT V, Inc., 1985 Cedar Bridge Avenue, Suite 1, Lakewood, New Jersey 08701.

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

Related Party Transactions

Advisor and Affiliates

Our business is externally managed by the Advisor, an affiliate of Lightstone which provides advisory services to us and we have no employees. Lightstone is majority owned by David Lichtenstein, a member of the Board of Directors. Pursuant to the terms of an advisory agreement and subject to the oversight of our Board of Directors, the Advisor is responsible for managing our day-to-day affairs and for services related to the management of our assets.

We have agreements with the Advisor and its affiliates to pay certain fees and reimburse certain expenses in connection with services performed and costs incurred by these entities and other related parties. We are dependent on the Advisor and its affiliates for performing a full range of services that are essential to us, including asset management, property management, property management oversight (for those of our properties which are managed by an unrelated third party property manager) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, IT and investor relations services. If the Advisor and its affiliates are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from other parties.

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

We pay third parties, or reimburse the Advisor or its affiliates, for any investment-related expenses due to third parties in the case of a completed investment, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finder’s fees, title insurance, premium expenses, and other closing costs.

The Advisor and its affiliates are also responsible for paying all of the investment-related expenses that we pay or the Advisor or its affiliates incur that are due to third parties or related to the additional services provided by the Advisor as described above with respect to investments we do not make, other than certain non-refundable payments made in connection with any acquisition.

Debt Financing -	We pay the Advisor a debt financing fee of 1.0% of the amount available under any loan or line of credit made available to us and pay directly all third-party costs associated with obtaining the debt financing. Generally, these fees are capitalized as a direct reduction to the applicable financing and amortized over its term.

Property Management -	We pay our property managers, which may be affiliates of the Advisor or unrelated third party property managers, fees for the management, leasing, and construction supervision of our properties which is 4.0% of gross revenues of the properties managed by our property manager. We pay our Advisor an oversight fee equal to 0.5% of the gross revenues of the property managed for any property for which we contract directly with a third-party property manager. In no event will our property manager or its affiliates receive both a property management fee and an oversight fee with respect to any particular property. In the event we own a property through a joint venture that does not pay our property manager directly for its services, we will pay our property manager a management fee or oversight fee, as applicable, based only on our economic interest in the property.

Construction Management -	We pay our Advisor or property manager a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We were not charged any construction management fees for the years ended December 31, 2023 and 2022.

Asset Management -	We pay the Advisor a monthly asset management fee of one-twelfth of 0.7% of the value of each asset. The value of our assets is generally determined in connection with the at least annual determination and publication of our estimated NAV per Share unless the asset was acquired after the publication of our most recent estimated NAV per Share (in which case the value of the asset will be based on the contractual purchase price of the asset).

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

The Administrative Services Reimbursement is limited to the actual costs incurred or a twelve-month period cap (the “Cap”) as set forth in the agreement. For both the years ended December 31, 2023 and 2022, the Administrative Services Reimbursement was limited to the Cap, which was $1.5 million and $1.4 million, respectively.

The Administrative Services Reimbursement is payable in quarterly installments within 45 days of the end of each calendar quarter. In addition, under the various advisory management agreements, we reimburse the Advisor for certain due diligence services provided in connection with asset acquisitions and dispositions and debt financings separately from the Administrative Services Reimbursement.

Notwithstanding the fees and cost reimbursements payable to the Advisor pursuant to our advisory management agreement, under our charter we may not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts, or other similar non-cash reserves and excluding any gain from the sale of our assets for that period unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2023 and 2022, our total operating expenses (including the asset management fee) did not exceed the limit on total operating expenses.

The following table represents the fees incurred associated with the payments to our Advisor for the periods indicated:

	For the Years Ended December 31,
	2023	2022
Acquisition fees and acquisition expense reimbursement(1)	$953	$-
Debt financing fees(2)	170	-
Property management fees (property operating expenses)	537	514
Administrative services reimbursement (general and administrative costs)	1,535	1,445
Asset management fees (general and administrative costs)	3,584	3,489
Total	$6,779	$5,448

(1)	Capitalized to the corresponding asset and amortized over its estimated useful life.
(2)	Capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan.

Independence

Although our shares are not listed for trading on any national securities exchange and therefore our Board of Directors is not subject to the independence requirements of the NYSE or any other national securities exchange, our Board of Directors has evaluated whether our directors are “independent” as defined by the NYSE. The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the Board of Directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us).

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, our senior management and our independent registered public accounting firm, the Board of Directors has determined that the majority of the members of our Board of Directors, and each member of our audit committee, compensation committee and nominating committee, is “independent” as defined by the NYSE.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm

Our independent public accounting firm is EisnerAmper LLP, New York, New York, Auditor Firm ID: 274.

Audit and Non-Audit Fees

The following table presents the aggregate fees billed to us for the years indicated by our principal accounting firm:

	For the Year Ended December 31,
	2023	2022
Audit Fees(a)	$378	$370
Tax Fees(b)	62	65
Total Fees	$440	$435

a)	Fees for audit services consisted of the audit of our annual consolidated financial statements, interim reviews of our quarterly consolidated financial statements and services normally provided in connection with statutory and regulatory filings.
b)	Fees for tax compliance services including, but not limited to, the preparation of federal, state and local income tax returns.

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

Our audit committee approved all of the services provided by, and fees paid to, EisnerAmper LLP during the years ended December 31, 2023 and 2022.

PART IV

ITEM 15. EXHBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	List of Documents Filed.

1.	Financial Statements

The list of the financial statements filed as part of this Annual Report is set forth on page F-1 herein.

2.	Financial Statement Schedules

None.

3.	Exhibits

The list of exhibits filed as part of this Annual Report is submitted in the Exhibit Index following the financial statements in response to Item 601 of Regulation S-K.

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

Lightstone Value Plus REIT V, Inc.

Dated: March 26, 2024	By:	/s/ MITCHELL HOCHBERG
Mitchell Hochberg Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 26, 2024	/s/ MITCHELL HOCHBERG
Mitchell Hochberg Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

March 26, 2024	/s/ SETH MOLOD
Seth Molod Chief Financial Officer (Principal Financial Officer)

March 26, 2024	/s/ DAVID LICHTENSTEIN
David Lichtenstein Director

March 26, 2024	/s/ JEFFREY F. JOSEPH
Jeffrey F. Joseph Director

March 26, 2024	/s/ ANDREAS K. BREMER
Andreas K. Bremer Director

March 26, 2024	/s/ STEVEN SPINOLA
Steven Spinola Director

March 26, 2024	/s/ JEFFREY P. MAYER
Jeffrey P. Mayer Director

March 26, 2024	/s/ CYNTHIA PHARR LEE
Cynthia Pharr Lee Director

March 26, 2024	/s/ DIANE S. DETERING-PADDISON
Diane S. Detering-Paddison Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Value Plus REIT V, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus REIT V, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Investment Property – Indicators of Impairment

As of December 31, 2023, the Company had investment property, net of accumulated depreciation, of approximately $375.7 million. As more fully described in Note 2 to the financial statements, the Company monitors events and changes in circumstances representing triggering events that could indicate that the carrying amounts of the investment property may not be recoverable. Examples of the types of events and circumstances that would cause management to assess the Company’s investment property for potential impairment include, but are not limited to: a significant decrease in the market price of an asset; a significant adverse change in the manner in which the asset is being used; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers; and changes in the global and local markets or economic conditions. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset. These projected cash flows reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. In evaluating the Company’s investment property for impairment, management may use appraisals and make estimates and assumptions, including, but not limited to: the projected date of disposition of the properties, the estimated future cash flows of the properties during the Company’s ownership, and the projected sales price of each of the properties.

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

EISNERAMPER LLP

New York, New York

March 26, 2024

Lightstone Value Plus REIT V, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	December 31, 2023	December 31, 2022
Assets

Investment property:
Land and improvements	$85,139	$84,439
Building and improvements	342,732	324,335
Furniture, fixtures and equipment	11,333	9,975
Gross investment property	439,204	418,749
Less accumulated depreciation	(63,544)	(59,274)
Net investment property	375,660	359,475

Cash and cash equivalents	47,125	59,625
Marketable securities, available for sale	3,675	3,455
Restricted cash	19,421	5,126
Note receivable, net	4,898	3,771
Prepaid expenses and other assets	4,350	3,256
Total Assets	$455,129	$434,708

Liabilities and Stockholders' Equity

Notes payable, net	$287,029	$290,289
Accounts payable and accrued and other liabilities	7,516	8,515
Total liabilities	294,545	298,804

Commitments and Contingencies

Stockholders' Equity:
Company's stockholders' equity:
Preferred stock, $.0001 par value per share; 50.0 million shares authorized, none issued and outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value per share; 350.0 million shares authorized, 19.6 million and 20.0 million shares issued and outstanding, respectively	2	2
Additional paid-in-capital	163,846	169,996
Accumulated other comprehensive loss	(107)	(220)
Accumulated deficit	(3,157)	(33,874)
Total Stockholders' Equity	160,584	135,904
Total Liabilities and Stockholders' Equity	$455,129	$434,708

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Operations and Comprehensive Income

(dollars and shares in thousands, except per share amounts)

	For the Years Ended December 31,
	2023	2022
Rental revenues	$49,568	$46,970

Expenses
Property operating expenses	15,971	15,253
Real estate taxes	6,806	6,815
General and administrative	7,701	7,618
Depreciation and amortization	13,371	17,534
Total expenses	43,849	47,220

Interest expense, net	(14,232)	(13,738)
Interest income	2,911	1,868
Gain on sale of investment property	41,109	-
Mark to market adjustment on derivative financial instruments	(2,930)	1,762
Other income, net	309	1,708
Net income/(loss)	$32,886	$(8,650)
Weighted average shares outstanding:
Basic and diluted	19,827	20,077
Basic and diluted income/(loss) per share	$1.66	$(0.43)
Comprehensive income/(loss):
Net income/(loss)	$32,886	$(8,650)
Other comprehensive income/(loss):
Holding gain/(loss) on marketable securities, available for sale	100	(233)
Reclassification adjustment for loss on sale of marketable securities included in net income	13	-
Total other comprehensive income/(loss)	113	(233)
Comprehensive income/(loss)	$32,999	$(8,883)

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2023 and 2022

(dollars and shares in thousands)

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
BALANCE, December 31, 2021	1	$-	20,128	$2	$171,079	$(25,224)	$13	$145,870

Net loss	-	-	-	-	-	(8,650)	-	(8,650)
Redemption and cancellation of common stock	-	-	(84)	-	(1,083)	-	-	(1,083)
Other comprehensive income:
Holding loss on marketable securities, available for sale	-	-	-	-	-	-	(233)	(233)

BALANCE, December 31, 2022	1	$-	20,044	$2	$169,996	$(33,874)	$(220)	$135,904

Net income	-	-	-	-	-	32,886	-	32,886
Redemption and cancellation of common stock	-	-	(490)	-	(6,150)	-	-	(6,150)
Distributions declared	-	-	-	-	-	(2,169)	-	(2,169)
Other comprehensive income:
Holding gain on marketable securities, available for sale	-	-	-	-	-	-	100	100
Reclassification adjustment for loss on sale of marketable securities included in net income	-	-	-	-	-	-	13	13

BALANCE, December 31, 2023	1	$-	19,554	$2	$163,846	$(3,157)	$(107)	$160,584

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023 and 2022

(dollars in thousands)

	For the Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$32,886	$(8,650)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	13,371	17,534
Amortization of deferred financing costs	1,343	1,426
Gain on sale of investment property	(41,109)	-
Mark to market adjustment on derivative financial instruments	2,930	(1,762)
Non-cash interest income	(9)	(477)
Other non-cash adjustments, net	(43)	(111)
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses and other assets	(2,778)	89
(Decrease)/increase in accounts payable and accrued and other liabilities	(1,000)	408
Cash provided by operating activities	5,591	8,457

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(60,327)	(9,752)
Purchase of marketable securities	(974)	(1,135)
Proceeds from sale of marketable securities	855	1,092
Proceeds from repayment of note receivable	-	10,625
Funding of note receivable, net	(1,119)	-
Proceeds from sale of investment property, net of closing costs	70,569	-
Cash provided by investing activities	9,004	830

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	34,640	13,061
Payments on notes payable	(37,998)	(1,740)
Payment of loan fees and expenses	(1,123)	(13)
Redemption and cancellation of common stock	(6,150)	(1,083)
Distributions paid	(2,169)	-
Cash (used in)/provided by financing activities	(12,800)	10,225

Net change in cash, cash equivalents and restricted cash	1,795	19,512
Cash, cash equivalents and restricted cash, beginning of year	64,751	45,239
Cash, cash equivalents and restricted cash, end of year	$66,546	$64,751

Supplemental cash flow information for the years indicated is as follows:
Cash paid for interest, net of amounts capitalized	$17,173	$13,353
Cash paid/refunded for income taxes, net	$763	$641
Holding gain/loss on marketable securities, available for sale	$113	$233
Capital expenditures for investment property in accounts payable and accrued and other liabilities	$163	$161

See Notes to Consolidated Financial Statements.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share data and where indicated in millions)

1. Business and Organization

Business

Lightstone Value Plus REIT V, Inc. (“Lightstone REIT V,” which may also be referred to as the “Company,” “we,” “us,” or “our”), was organized as a Maryland corporation on January 9, 2007 and has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

The Company was formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, the Company has focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. The Company has acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, multifamily and student housing. The Company has purchased existing, income-producing properties, and newly-constructed properties. The Company has also invested in other real estate-related investments such as mortgage and mezzanine loans. Substantially all of the Company’s business is conducted through Lightstone REIT V OP LP, a limited partnership organized in Delaware (the “Operating Partnership”). As of December 31, 2023, the Company’s wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner. As of December 31, 2023, the Company’s wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

All of the Company’s current investments are located in the U.S. The Company currently intends to hold its various real properties until such time as its board of directors (the “Board of Directors”) determines that a sale or other disposition appears to be advantageous to achieve the Company’s investment objectives or until it appears that the objectives will not be met. The Company currently has one operating segment. As of December 31, 2023, the Company had eight wholly owned multifamily properties containing an aggregate of 2,520 apartment units and one real estate-related investment, which is a senior mortgage loan (note receivable).

Our business is externally managed by LSG Development Advisor LLC (the “Advisor”), an affiliate of the Lightstone Group LLC (“Lightstone”), which provides advisory services to us. Lightstone is majority owned by David Lichtenstein, a member of the Board of Directors. Pursuant to the terms of an advisory agreement and subject to the oversight of our Board of Directors, the Advisor is responsible for managing our day-to-day affairs and for services related to the management of our assets.

The Company has no employees. The Company is dependent on the Advisor and its affiliates for performing a full range of services that are essential to it, including asset management, property management, property management oversight (for those of its properties which are managed by an unrelated third party property manager) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and its affiliates are unable to provide these services to the Company, it would be required to provide the services itself or obtain the services from other parties.

Organization

In connection with the Company’s initial capitalization, the Company issued 22,500 shares of its common stock and 1,000 shares of its convertible stock to the Company’s former advisor on January 19, 2007. The 1,000 shares of convertible stock were transferred to an affiliate of Lightstone on February 10, 2017 and remain outstanding. As of December 31, 2023, the Company had 19.6 million shares of common stock outstanding.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share data and where indicated in millions)

The Company’s common stock is not currently listed on a national securities exchange. The timing of a liquidity event for the Company’s stockholders will depend upon then prevailing market conditions and the Board of Directors’ assessment of the Company’s investment objectives and liquidity options for the Company’s stockholders. Although the Board of Directors has currently targeted June 30, 2028 for the commencement of a liquidity event, the Company can provide no assurances as to the actual timing of the commencement of a liquidity event for its stockholders or the ultimate liquidation of the Company. Furthermore, the Company will seek stockholder approval prior to liquidating its entire portfolio.

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

(Dollar and share amounts in thousands, except per share data and where indicated in millions)

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

Restricted Cash

As required by the Company’s lenders, restricted cash is held in escrow accounts for anticipated capital expenditures, real estate taxes, and other reserves for certain of the Company’s consolidated properties. Capital reserves are typically utilized for non-operating expenses such as tenant improvements, leasing commissions, and major capital expenditures. Alternatively, a lender may require its own formula for an escrow of capital reserves. Restricted cash may also include certain funds temporarily placed in escrow with qualified intermediaries to facilitate potential like-kind exchange transactions in accordance with Section 1031 of the Internal Revenue Code, as amended (the “Code”).

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in its consolidated statements of cash flows:

	December 31,
	2023	2022
Cash and cash equivalents	$47,125	$59,625
Restricted cash	19,421	5,126
Total cash, cash equivalents and restricted cash	$66,546	$64,751

Marketable Securities

Marketable securities consist of debt securities that are designated as available-for-sale.

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

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share data and where indicated in millions)

Investment Impairment

For all of the Company’s real estate and real estate related investments, the Company monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. We evaluate the recoverability of our investments in real estate assets at the lowest identifiable level, which is primarily at the individual property level. Examples of the types of events and circumstances that would cause management to assess the Company’s assets for potential impairment include, but are not limited to: a significant decrease in the market price of an asset; a significant adverse change in the manner in which the asset is being used; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers; and changes in the global and local markets or economic conditions. To the extent that the Company’s portfolio is concentrated in limited geographic locations, downturns specifically related to such regions may result in tenants defaulting on their lease obligations at those properties within a short time period, which may result in asset impairments. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset. These projected cash flows are prepared internally by the Advisor and reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s management reviews these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions that are consistent with market data or with assumptions that would be used by a third-party market participant and assume the highest and best use of the investment. The Company considers trends, strategic decisions regarding future development plans, and other factors in its assessment of whether impairment conditions exist. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value. While the Company believes its estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.

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

(Dollar and share amounts in thousands, except per share data and where indicated in millions)

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

Tax Status and Income Taxes

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

To maintain its qualification as a REIT, the Company may engage in certain activities through a wholly-owned taxable REIT subsidiary. As such, the Company may be subject to U.S. federal and state income and franchise taxes from these activities.

The Company’s income tax expense and benefits are included in other income, net on its consolidated statements of operations. During the year ended December 31, 2023, the Company recorded income tax expense of $0.8 million primarily consisting of state income tax. During the year ended December 31, 2022, the Company recorded an income tax benefit of $0.9 million, which includes an $0.8 million partial refund of previously paid foreign income tax which was received in the first quarter of 2022.

As of December 31, 2023 and 2022, the Company had no material uncertain income tax positions.

Concentration of Credit Risk

At December 31, 2023 and 2022, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, net income per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the applicable period.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share data and where indicated in millions)

Current Environment

The Company’s operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, its business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, inflation and recession.

The Company’s overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges and other changes in economic conditions may adversely affect the Company’s results of operations and financial performance.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

3. New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued an accounting standards update, “Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments,” which changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The updated standard introduces an impairment model that is based on expected credit losses, rather than incurred losses, to estimate credit losses for financial instruments measured at amortized cost. For other receivables and held-to-maturity debt instruments, entities are required to use a new forward looking expected loss model that generally will result in an earlier recognition of allowances for losses. Financial instruments with similar risk characteristics may be grouped together when estimating expected credit losses. The update was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted the new standard, as of January 1, 2023, and it did not have a material impact on the consolidated financial statements.

In November 2023, the FASB issued an accounting standards update, “Segment Reporting-Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments will require entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within segment profit and loss, as well as the title and position of the CODM. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the guidance and the impact it may have on the consolidated financial statements.

In December 2023, the FASB issued an accounting standards update, “Income Taxes-Improvements to Income Tax Disclosures,” which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This update is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the guidance and the impact it may have on the consolidated financial statements.

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share data and where indicated in millions)

4. Marketable Securities and Fair Value Measurements

Marketable Securities, Derivative Financial Instruments and Fair Value Measurements

The following is a summary of the Company’s available for sale securities:

	As of December 31, 2023
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate and Government Bonds	$3,783	$37	$(145)	$3,675

	As of December 31, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate and Government Bonds	$3,675	$-	$(220)	$3,455

As of December 31, 2023, the Company has not recognized an allowance for expected credit losses related to available-for-sale debt securities as the Company has not identified any unrealized losses for these investments attributable to credit factors. The Company’s unrealized loss on investments in debt securities was primarily caused by rising interest rates. The Company does not currently intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis.

The following table summarizes the estimated fair value of the Company’s investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of December 31, 2023
Due in 1 year	$741
Due in 1 year through 5 years	2,934
Due in 5 years through 10 years	-
Due after 10 years	-
Total	$3,675

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

(Dollar and share amounts in thousands, except per share data and where indicated in millions)

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

As of December 31, 2023, the Company had two interest rate cap contracts. The first interest rate cap contract, which was entered into at a cost of $1.4 million on July 17, 2023 with an effective date of July 15, 2023, has a notional amount of $52.2 million, matures on July 15, 2024 and effectively caps SOFR at 2.50% during its term. The second interest rate cap contract, which was entered into at a cost of $0.9 million on September 11, 2023 with an effective date of October 11, 2023, has a notional amount of $49.0 million, matures on April 11, 2024 and effectively caps SOFR at 2.00% during its term.

The fair value of the Company’s interest rate cap contracts was $1.3 million and $1.8 million as of December 31, 2023 and 2022, respectively, and is included in prepaid expenses and other assets on the consolidated balance sheets.

During the years ended December 31, 2023 and 2022, the Company recorded a negative mark to market adjustment of $2.9 million and a positive mark to market adjustment of $1.8 million, respectively. These mark to market adjustments represent the change in the fair values of the Company’s interest rate cap contracts during such periods.

During the years ended December 31, 2023 and 2022, the Company earned $2.9 million and $0.4 million, respectively, from its interest rate cap contracts. Earnings from interest rate cap contracts are recorded in interest expense, net on the consolidated statements of operations.

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

The fair value of the Company’s investments in debt securities are measured using quoted prices for these investments; however, the markets for these assets are not active. The fair values of the Company’s interest rate cap contracts are measured using other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of December 31, 2023 and 2022, all of the Company’s debt securities and interest rate cap contracts were classified as Level 2 assets and there were no transfers between the level classifications during the years ended December 31, 2023 and 2022.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share data and where indicated in millions)

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

As of December 31, 2023 and 2022, management estimated that the carrying value of the Company’s cash and cash equivalents, restricted cash, note receivable, prepaid expenses and other assets (exclusive of interest rate cap contracts - see Note 4) and accounts payable and accrued and other liabilities were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.

The fair values of the Company’s notes payable are categorized as a Level 2 in the fair value hierarchy. The fair values were estimated using a discounted cash flow analysis valuation on the estimated borrowing rates available for loans with similar terms and maturities. The fair values of the notes payable were determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair values of financial instruments is based on pertinent information available to management as of December 31, 2023 and 2022.

Carrying amounts of the Company’s notes payable and the related estimated fair value are as follows:

	As of December 31, 2023		As of December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable	$289,794	$280,833	$293,695	$288,222

6. Real Estate Properties

The following table presents certain information about the Company’s eight wholly owned real estate properties as of December 31, 2023:

Property Name	Description	Location	Date Acquired
Arbors Harbor Town	Multifamily	Memphis, Tennessee	December 20, 2011
Parkside Apartments	Multifamily	Sugar Land, Texas	August 8, 2013
Axis at Westmont	Multifamily	Westmont, Illinois	November 27, 2018
Valley Ranch Apartments	Multifamily	Ann Arbor, Michigan	February 14, 2019
Autumn Breeze Apartments	Multifamily	Noblesville, Indiana	March 17, 2020
BayVue Apartments	Multifamily	Tampa, Florida	July 7, 2021
Citadel Apartments	Multifamily	Houston, Texas	October 6, 2021
Camellia Apartments	Multifamily	St. Augustine, Florida	December 19, 2023

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share data and where indicated in millions)

Acquisition of Camellia Apartments

On December 19, 2023, the Company acquired a 210-unit multifamily property located in St. Augustine, Florida (the “Camellia Apartments”), from an unrelated third party, for a contractual purchase price of $53.3 million, excluding closing and other acquisition related costs. The acquisition was funded with $33.9 million of proceeds from a mortgage financing (see Note 8 for additional information) and $19.4 million of the funds that had been temporarily placed in escrow with a qualified intermediary in connection with the Company’s sale of Flats at Fishers.

In connection with the acquisition, the Advisor received an aggregate of approximately $1.1 million in acquisition fees, acquisition expense reimbursements and debt financing fees.

The Company determined this acquisition was an asset acquisition and allocated the total purchase price, including closing and other acquisition related costs, to the assets acquired based on their relative fair value. Approximately $7.3 million was allocated to land and improvements, $45.0 million was allocated to building and improvements, $1.0 million was allocated to furniture and fixtures and $1.2 million was allocated to in-place lease intangibles.

Disposition of the Flats at Fishers

On November 1, 2023, the Company completed the disposition of the Flats at a contractual sales price of $71.0 million. In connection with the disposition of the Flats at Fishers, its non-recourse mortgage loan (the “Flats at Fishers Mortgage”) of $27.7 million was defeased at a total cost of $27.1 million and its non-recourse subordinated mortgage loan (the “Flats at Fisher Supplemental Mortgage”) of $8.9 million was repaid in full. The Company’s net proceeds from the disposition of the Flats at Fishers were $33.8 million after the aforementioned defeasance of the Flats at Fishers Mortgage and repayment of the Flats at Fisher Supplemental Mortgage, pro rations and closing and other related transaction costs. The net proceeds were placed in an escrow with a qualified intermediary to potentially facilitate a Section 1031 exchange transaction pursuant to the requirements of the Code and as described above, $19.4 million of these funds were used in connection with the Company’s acquisition of the Camellia Apartments. In connection with the disposition of Flats at Fishers, the Company recognized a gain on sale of investment property of $41.1 million during the fourth quarter of 2023.

The disposition of the Flats at Fishers did not qualify to be reported as discontinued operations since it did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of the Flats at Fishers are reflected in the Company’s results from continuing operations for all periods presented through its date of disposition.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share data and where indicated in millions)

7. Notes Receivable

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

The Mezzanine Loan bore interest at a rate of LIBOR plus 11.0% per annum with a floor of 13.493% and had a maturity date of March 1, 2023. Additionally, the Mezzanine Loan provided for monthly interest-only payments at a rate of 8% with the additional interest above the 8% threshold added to the outstanding principal balance and due at maturity.

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

During the first quarter of 2023, the Company and Loan Borrower refinanced the Mezzanine Loan resulting in a $5.0 million senior mortgage loan (the “Senior Mortgage Loan”) secured by the Loan Borrower’s ownership interest in Park House, consisting of the remaining unsold condominium units and the ground floor retail space. The Senior Mortgage Loan bears interest at a rate of SOFR plus 5.50% per annum, with a floor of 10.0% (10.85% as of December 31, 2023) and has a term of one-year with one six-month extension option, subject to the satisfaction of certain conditions. As of December 31, 2023, the carrying amount of the Senior Mortgage Loan was $4.9 million, consisting of outstanding principal of $5.0 million less interest reserves of $0.1 million, which is classified as notes receivable, net on the consolidated balance sheet.

During February 2024, the Loan Borrower and the Company agreed to exercise the six-month extension option and extend the maturity of the Senior Mortgage Loan to September 1, 2024. Additionally, the Loan Borrower made a payment of $2.1 million, with proceeds from the sale of a condominium unit, on the Senior Mortgage Loan consisting of $2.0 million of principal and an additional $0.1 million of interest reserves. As a result of the payment, the remaining outstanding principal of the Senior Mortgage Loan has been reduced to $3.0 million.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share data and where indicated in millions)

8. Notes Payable

The following table sets forth information as of the date indicated for the Company’s notes payable:

Property	Interest Rate	Weighted Average Interest Rate for the Year Ended December 31, 2023	Maturity Date	Amount Due at Maturity	As of December 31, 2023	As of December 31, 2022
Arbors Harbor Town	4.53%	4.53%	January 1, 2026	$29,000	$29,000	$29,000
Arbors Harbor Town Supplemental	3.52%	3.52%	January 1, 2026	5,379	5,618	5,732
Parkside Apartments	4.45%	4.45%	September 1, 2025	15,782	16,298	16,644
Axis at Westmont	4.39%	4.39%	February 1, 2026	34,343	35,836	36,483
Valley Ranch Apartments	4.16%	4.16%	March 1, 2026	43,414	43,414	43,414
Flats at Fishers	3.78%		Repaid in full	-	-	28,072
Flats at Fishers Supplemental	3.85%		Repaid in full	-	-	8,987
Autumn Breeze Apartments	3.39%	3.39%	April 1, 2030	25,518	29,544	29,920
BayVue Apartments	SOFR + 3.11% (floor 3.21%)	8.23%	July 9, 2024	47,173	47,173	46,443
Citadel Apartments Senior	SOFR + 1.61% (floor 1.71%)	6.77%	October 11, 2024	39,200	39,200	39,200
Citadel Apartments Junior	SOFR + 8.86% (floor 8.96%)	14.08%	October 11, 2024	9,800	9,800	9,800
Camellia Apartments	6.05%	6.05%	January 1, 2030	33,911	33,911	-
Total notes payable		5.02%		$283,520	289,794	293,695
Less: Deferred financing costs					(2,765)	(3,406)
Total notes payable, net					$287,029	$290,289

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share data and where indicated in millions)

Camellia Apartments Mortgage

On December 19, 2023, the Company entered into a $33.9 million non-recourse mortgage (the “Camellia Apartments Mortgage”) which matures on January 1, 2030. The Camellia Apartments Mortgage bears interest at 6.05% and requires monthly interest-only payments through its maturity date, at which time the principal is due in full. The Camellia Mortgage is collateralized by the Camellia Apartments.

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

Pursuant to the terms of the Citadel Apartments Mortgages, the Company is required to enter into one or more interest rate cap contracts in the aggregate notional amount of $49.0 million for as long as the Citadel Apartments Mortgages remain outstanding. In connection with the Citadel Apartments Mortgages, the Company previously entered into an interest rate cap contract with a notional amount of $49.0 million pursuant to which the LIBOR and the replacement SOFR rates were capped at 2.00% through October 11, 2023. On September 11, 2023, the Company entered into a replacement interest rate cap contract with an unrelated financial institution at a cost of $0.9 million. The new interest rate cap contract has an effective date of October 11, 2023, a notional amount of $49.0 million, matures on April 11, 2024 and effectively caps SOFR at 2.00%. The Company currently intends to purchase another interest rate cap contract at substantially similar terms upon the expiration of the interest rate cap contract on April 11, 2024 pursuant to the terms of the Citadel Apartment Mortgages.

BayVue Apartments Mortgage

On July 7, 2021, the Company entered into a non-recourse mortgage loan facility for up to $52.2 million (the “BayVue Apartments Mortgage”), which initially matures on July 9, 2024 and has two one-year extension options, subject to the satisfaction of certain conditions. The BayVue Apartments Mortgage provided for a replacement benchmark rate in connection with the phase-out of LIBOR and effective on July 15, 2023, the interest rate converted from LIBOR plus 3.00%, with a floor of 3.10%, to SOFR plus 3.11%, with a floor of 3.21%. As of December 31, 2023, the outstanding principal balance and remaining availability under the BayVue Apartments Mortgage was $47.2 million and $5.0 million, respectively. The remaining availability may be drawn for certain capital improvements to the property pursuant to the loan agreement. Although the BayVue Apartments Mortgage is currently scheduled to mature on July 9, 2024, the Company currently intends to exercise the first of its two one-year extension options to extend the maturity of the BayVue Apartments Mortgage to July 9, 2025.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share data and where indicated in millions)

Pursuant to the terms of the BayVue Apartments Mortgage, the Company is required to enter into one or more interest rate cap contracts in the aggregate notional amount of $52.2 million for as long as the BayVue Apartments Mortgage remains outstanding. In connection with the BayVue Apartments Mortgage, the Company previously entered into an interest rate cap contract with a notional amount of $52.2 million pursuant to which the LIBOR rate was capped at 2.50% through July 15, 2023. On July 17, 2023, the Company entered into a replacement interest rate cap contract with an unrelated financial institution at a cost of $1.4 million. The new interest rate cap contract, which had an effective date of July 15, 2023, has a notional amount of $52.2 million, matures on July 15, 2024 and effectively caps SOFR at 2.50%. The Company currently intends to purchase another interest rate cap contract at substantially similar terms upon the expiration of the interest rate cap contract on July 15, 2024 pursuant to the terms of the BayVue Apartment Mortgage.

Autumn Breeze Apartments Mortgage

On March 31, 2020, the Company entered into a ten-year $29.9 million non-recourse mortgage loan (the “Autumn Breeze Apartments Mortgage”) scheduled to mature on April 1, 2030. The Autumn Breeze Apartments Mortgage bears interest at 3.39% and requires monthly interest-only payments through June 30, 2023 and monthly principal and interest payments of approximately $0.1 million thereafter, through its stated maturity. The Autumn Breeze Apartments Mortgage is collateralized by a 280-unit multifamily property located in Noblesville, Indiana (the “Autumn Breeze Apartments”).

Flats as Fishers Mortgage and Flats at Fishers Supplemental Mortgage

On June 13, 2019, the Company entered into the Flats at Fishers Mortgage, a $28.8 million non-recourse mortgage loan with interest at 3.78% and monthly interest-only payments through the first two years of the term and thereafter, monthly payments of principal and interest based upon a 30-year amortization.

On August 16, 2021, the Company entered into the Flats at Fisher Supplemental Mortgage, a $9.2 million non-recourse subordinated mortgage loan with interest at 3.85% and monthly payments of interest and principal of $43 through its maturity date.

On November 1, 2023, in connection with the disposition of the Flats at Fishers (see Note 6 for additional information), the Flats at Fishers Mortgage of $27.7 million was defeased at a total cost of $27.1 million and the Flats at Fisher Supplemental Mortgage of $8.9 million was repaid in full.

Valley Ranch Apartments Mortgage

On February 14, 2019, the Company entered into a seven-year $43.4 million non-recourse mortgage loan (the “Valley Ranch Apartments Mortgage”) scheduled to mature on March 1, 2026. The Valley Ranch Apartments Mortgage bears interest at 4.16% and requires monthly interest-only payments through its stated maturity. The Valley Ranch Apartments Mortgage is collateralized by a 384-unit multifamily property located in Ann Arbor, Michigan (the “Valley Ranch Apartments”).

Arbor Harbors Town Mortgage

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

(Dollar and share amounts in thousands, except per share data and where indicated in millions)

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

Axis at Westmont Mortgage

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

Parkside Apartments Mortgage

On June 1, 2018, the Company entered into a seven-year $18.0 million non-recourse mortgage loan (the “Parkside Apartments Mortgage”) scheduled to mature on June 1, 2025. The Parkside Apartments Mortgage bears interest at 4.45% and requires monthly interest and principal payments pursuant to a 30-year amortization schedule through its stated maturity with the entire unpaid balance due upon maturity. The Parkside Apartments Mortgage is collateralized by Parkside.

The following table provides information with respect to the contractual maturities and scheduled principal repayments of the Company’s indebtedness as of December 31, 2023.

	2024	2025	2026	2027	2028	Thereafter	Total
Principal maturities	$97,901	$17,372	$112,877	$654	$676	$60,314	$289,794
Less: deferred financing costs							(2,765)
Total notes payable, net							$287,029

As of December 31, 2023, the Company was in compliance with all of its financial covenants.

9. Commitments and Contingencies

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

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share data and where indicated in millions)

10. Stockholders’ Equity

Capitalization

As of December 31, 2023, the Company’s authorized capital was 350,000,000 shares of common stock, 50,000,000 shares of preferred stock, and 1,000 shares of convertible stock. All shares of such stock have a par value of $.0001 per share.

As of December 31, 2023, the Company had issued 19.6 million shares of its common stock, including 2.2 million shares previously issued through its distribution reinvestment plan, which was terminated on April 3, 2012. As of December 31, 2023, the Company had 1,000 shares of convertible stock held by an affiliate of Lightstone.

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

The timing of the conversion of any or all of the convertible stock may be deferred by Board of Directors if it determines that full conversion may jeopardize its qualification as a REIT. Any such deferral will in no event otherwise alter the terms of the convertible stock, and such stock shall be converted at the earliest date after the Board of Directors determines that such conversion will not jeopardize its qualification as a REIT. The Board of Directors is authorized to amend the Company’s charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has the authority to issue.

SRP

The Board of Directors has adopted a share redemption program (the “SRP”) that permits stockholders to sell their shares back to the Company, subject to the significant conditions and limitations of the program. The of Directors can amend the provisions of the SRP at any time without the approval of its stockholders.

On November 10, 2022, the Board of Directors adopted a Seventh Amended and Restated Share Redemption Program (the “Amended SRP”), which became effective on January 1, 2023. Under the terms of the Amended SRP, any stockholder may request redemption of their shares, subject to the significant conditions and limitations of the program. Additionally, under the terms of the Amended SRP, the Company will redeem shares at 85% of the most recently published NAV per Share in effect as of the date the request for redemption is approved.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share data and where indicated in millions)

Pursuant to the terms of the Amended SRP, any shares approved for redemption are redeemed on a periodic basis as determined by the Board of Directors, generally expected to be at the end of each quarterly period. However, the Company will not redeem, during any calendar year, more than 5% of the number of shares outstanding on last day of the previous calendar year (the “5% Limitation”). The cash available for redemption of shares will be set by the Board of Directors not less often than annually (the “Funding Limitation” and, together with the 5% Limitation, the “Redemption Limitations”). The Board of Directors has set the amount of cash available for redemption of shares for both of the years ended December 31, 2024 and 2023 at $8.0 million, which is generally to be allocated $2.0 million for each quarterly period. The Company may change the amount of the Redemption Limitations upon 10 business days’ notice to its stockholders and will provide notice of any change to the Redemption Limitations by including such information in (a) a Current Report on Form 8-K or in its annual or quarterly reports, all publicly filed with the United States Securities and Exchange Commission or (b) a separate mailing to its stockholders.

Redemption requests will be honored pro rata among all requests received subject to the Redemption Limitations and will not be honored on a first come, first served basis.

The Board of Directors reserves the right in its sole discretion at any time and from time to time, subject to any notice requirements described in our SRP, to (1) reject any request for redemption of shares, (2) change the purchase price for redemption of shares, (3) limit the funds to be used for redemption of shares under the SRP or otherwise change the Redemption Limitations, or (4) amend, suspend (in whole or in part) or terminate the SRP.

During the year ended December 31, 2023, the Company redeemed 489,912 shares of common stock, pursuant to the SRP at an average price per share of $12.55. During the year ended December 31, 2022, the Company redeemed 83,876 shares of common stock, pursuant to the SRP at an average price per share of $12.91.

Distributions

The Company did not declare or pay any distributions to its stockholders during the year ended December 31, 2022.

On September 29, 2023, the Board of Directors declared a special distribution of $0.11 per common share payable to shareholders of record on September 30, 2023 (the “2023 Special Distribution”). The 2023 Special Distribution, which totaled $2.2 million, was subsequently paid on or about October 16, 2023.

11. Related Party Transactions

Advisor and Affiliates

The Company’s business is externally managed by the Advisor, an affiliate of Lightstone which provides advisory services to the Company and the Company has no employees. Lightstone is majority owned by David Lichtenstein, a member of the Board of Directors. Pursuant to the terms of an advisory agreement and subject to the oversight of the Board of Directors, the Advisor is responsible for managing the Company’s day-to-day affairs and for services related to the management of the Company’s assets.

The Company has agreements with the Advisor and its affiliates to pay certain fees and reimburse certain expenses in connection with services performed and costs incurred by these entities and other related parties. The Company is dependent on the Advisor and its affiliates for performing a full range of services that are essential to it, including asset management, property management, property management oversight (for those of its properties which are managed by an unrelated third party property manager) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, IT and investor relations services. If the Advisor and its affiliates are unable to provide these services to it, the Company would be required to provide the services itself or obtain the services from other parties.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share data and where indicated in millions)

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

The Advisor and its affiliates are also responsible for paying all of the investment-related expenses that the Company pays or the Advisor or its affiliates incur that are due to third parties or related to the additional services provided by the Advisor as described above with respect to investments the Company does not make, other than certain non-refundable payments made in connection with any acquisition.

Debt Financing -	The Company pays the Advisor a debt financing fee of 1.0% of the amount available under any loan or line of credit made available to it and pay directly all third-party costs associated with obtaining the debt financing. Generally, these fees are capitalized as a direct reduction to the applicable financing and amortized over its term.

Property Management -	The Company pays its property manager, which may be affiliate of the Advisor or unrelated third party property managers, fees for the management, leasing, and construction supervision of the Company’s properties which is 4.0% of gross revenues of the properties managed by the Company’s property manager. The Company pays its Advisor an oversight fee equal to 0.5% of the gross revenues of the property managed for any property for which the Company contracts directly with a third-party property manager. In no event will the Company’s property manager or its affiliates receive both a property management fee and an oversight fee with respect to any particular property. In the event the Company owns a property through a joint venture that does not pay the Company’s property manager directly for its services, the Company will pay its property manager a management fee or oversight fee, as applicable, based only on the Company’s economic interest in the property.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share data and where indicated in millions)

Construction Management -

The Company pays its Advisor or property manager a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of the Company or its affiliates. The Company was not charged any construction management fees for the years ended December 31, 2023 and 2022.

Asset Management -

The Company pays the Advisor a monthly asset management fee of one-twelfth of 0.7% of the value of each asset. The value of the Company’s assets is generally determined in connection the at least annual determination and publication of the Company’s estimated NAV per Share unless the asset was acquired after the publication of the Company’s most recent estimated NAV per Share (in which case the value of the asset will be based on the contractual purchase price of the asset).

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

The Administrative Services Reimbursement is limited to the actual costs incurred or a 12-month period cap (the “Cap”) as set forth in the agreement. For both the years ended December 31, 2023 and 2022, the Administrative Services Reimbursement was limited to the Cap, which was $1.5 million and $1.4 million, respectively.

The Administrative Services Reimbursement is payable in quarterly installments within 45 days of the end of each calendar quarter. In addition, under the various advisory management agreements, the Company is to reimburse the Advisor for certain due diligence services provided in connection with asset acquisitions and dispositions and debt financings separately from the Administrative Services Reimbursement.

Notwithstanding the fees and cost reimbursements payable to the Advisor pursuant to the Company’s advisory management agreement, under the Company’s charter the Company may not reimburse the Advisor for any amount by which the Company’s operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of the Company’s average invested assets, or (ii) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts, or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period unless a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2023 and 2022, the Company’s total operating expenses (including the asset management fee) did not exceed the limit on total operating expenses.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share data and where indicated in millions)

The following table represents the fees incurred associated with the payments to the Advisor for the periods indicated:

	For the Years Ended December 31,
	2023	2022
Acquisition fees and acquisition expense reimbursement(1)	$953	$-
Debt financing fees(2)	170	-
Property management fees (property operating expenses)	537	514
Administrative services reimbursement (general and administrative costs)	1,535	1,445
Asset management fees (general and administrative costs)	3,584	3,489
Total	$6,779	$5,448

(1)	Capitalized to the corresponding asset and amortized over its estimated useful life.
(2)	Capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Form 10-Q on November 14, 2012)
3.2	Articles of Amendment to Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 24, 2017)
3.3	Second Amendment to Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 3, 2021)
3.4	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 24, 2017)
3.5	Amendment to Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on September 3, 2021)
4.1	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 28, 2013)
4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to Form 10-K filed on March 25, 2021)
10.1	Advisory Agreement between the Registrant, Lightstone Value Plus REIT V OP, LLC, and LSG Development, LLC (incorporated by reference to Exhibit 10.10 to Form 10-K filed on March 27, 2023)
10.2

Property Management and Leasing Agreement among the Registrant, Behringer Harvard Opportunity OP II LP, and LSG-BH II Property Manager LLC (incorporated by reference to Exhibit 10.10 to Form 10-K filed on March 16, 2017)

21.1*	List of Subsidiaries
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
101*	The following financial statements from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 26, 2024, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed or furnished herewith.
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.