Form 10-Q
period 2024-03-31
Lightstone Value Plus REIT V, Inc.
filed 2024-05-14
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 7, 2024, the Registrant had approximately 19.4 million shares of common stock outstanding.

LIGHTSTONE VALUE PLUS REIT V, INC.

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets

Investment property:
Land and improvements	$85,188	$85,139
Building and improvements	343,355	342,732
Furniture, fixtures and equipment	11,408	11,333
Gross investment property	439,951	439,204
Less accumulated depreciation	(67,058)	(63,544)
Net investment property	372,893	375,660

Cash and cash equivalents	47,695	47,125
Marketable securities, available for sale	3,684	3,675
Restricted cash	18,763	19,421
Note receivable, net	2,916	4,898
Prepaid expenses and other assets	3,868	4,350
Total Assets	$449,819	$455,129

Liabilities and Stockholders’ Equity

Notes payable, net	$286,960	$287,029
Accounts payable and accrued and other liabilities	6,784	7,516
Total liabilities	293,744	294,545

Commitments and Contingencies

Stockholders’ Equity:
Company’s stockholders’ equity:
Preferred stock, $.0001 par value per share; 50.0 million shares authorized, none issued and outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value per share; 350.0 million shares authorized, 19.4 million and 19.6 million shares issued and outstanding, respectively	2	2
Additional paid-in-capital	161,846	163,846
Accumulated other comprehensive loss	(111)	(107)
Accumulated deficit	(5,662)	(3,157)
Total Stockholders’ Equity	156,075	160,584
Total Liabilities and Stockholders’ Equity	$449,819	$455,129

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Dollars and shares in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2024	2023
Rental revenues	$12,403	$12,313

Expenses
Property operating expenses	3,901	3,900
Real estate taxes	1,761	1,874
General and administrative	1,942	1,863
Depreciation and amortization	3,822	3,440
Total expenses	11,426	11,077

Interest expense, net	(3,810)	(3,598)
Interest income	753	639
Mark to market adjustment on derivative financial instruments	(724)	(526)
Other income, net	299	262
Net loss	(2,505)	(1,987)

Weighted average shares outstanding:
Basic and diluted	19,444	20,036

Basic and diluted loss per share	$(0.13)	$(0.10)

Comprehensive loss:
Net loss	$(2,505)	$(1,987)
Other comprehensive income/(loss):
Holding (loss)/gain on marketable securities, available for sale	(4)	28
Reclassification adjustment for loss on sale of marketable securities included in net loss	-	2
Total other comprehensive income/(loss)	(4)	30
Comprehensive loss	$(2,509)	$(1,957)

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Stockholders’ Equity

(Dollars and shares in thousands)

(unaudited)

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE, December 31, 2022	1	$-	20,044	$2	$169,996	$(220)	$(33,874)	$135,904

Net loss	-	-	-	-	-	-	(1,987)	(1,987)
Redemption and cancellation of common stock	-	-	(10)	-	(150)	-	-	(150)
Other comprehensive loss:
Holding gain on marketable securities, available for sale	-	-	-	-	-	28	-	28
Reclassification adjustment for loss on sale of marketable securities included in net loss	-	-	-	-	-	2	-	2

BALANCE, March 31, 2023	1	$-	20,034	$2	$169,846	$(190)	$(35,861)	$133,797

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE, December 31, 2023	1	$-	19,554	$2	$163,846	$(107)	$(3,157)	$160,584

Net loss	-	-	-	-	-	-	(2,505)	(2,505)
Redemption and cancellation of common stock	-	-	(152)	-	(2,000)	-	-	(2,000)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	-	-	(4)	-	(4)

BALANCE, March 31, 2024	1	$-	19,402	$2	$161,846	$(111)	$(5,662)	$156,075

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,505)	$(1,987)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	3,822	3,440
Amortization of deferred financing fees	361	356
Mark to market adjustment on derivative financial instruments	724	526
Non-cash interest income	-	(43)
Other non-cash adjustments	5	(134)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(550)	(368)
Decrease in accounts payable and accrued and other liabilities	(697)	(553)
Cash provided by operating activities	1,160	1,237

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(781)	(1,410)
Purchases of marketable securities	(359)	(419)
Proceeds from sale of marketable securities	346	342
Funding of note receivable, net	-	(781)
Proceeds from repayment of note receivable	1,976	-
Cash provided by/(used in) investing activities	1,182	(2,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	230
Payments on notes payable	(430)	(460)
Redemption and cancellation of common stock	(2,000)	(150)
Cash used in financing activities	(2,430)	(380)

Change in cash, cash equivalents and restricted cash	(88)	(1,411)
Cash, cash equivalents and restricted cash, beginning of year	66,546	64,751
Cash, cash equivalents and restricted cash, end of period	$66,458	$63,340

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$5,241	$4,147
Cash paid for taxes	$20	$17
Capital expenditures for investment property in accounts payable and accrued and other liabilities	$130	$82
Holding loss/gain on marketable securities, available for sale	$(4)	$30

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in its consolidated statements of cash flows for the periods presented:
Cash and cash equivalents	$47,695	$58,805
Restricted cash	18,763	4,535
Total cash, cash equivalents and restricted cash	$66,458	$63,340

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

1.	Business

Lightstone Value Plus REIT V, Inc. (“Lightstone REIT V,” which may also be referred to as the “Company,” “we,” “us,” or “our”), was organized as a Maryland corporation on January 9, 2007 and currently qualifies, as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes.

The Company was formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, the Company has focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. Since its inception, the Company has acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, multifamily and student housing. The Company has purchased existing, income-producing properties, and newly-constructed properties. The Company has also invested in other real estate-related investments such as mortgage and mezzanine loans. The Company has made its investments in or in respect of real estate assets located in the U.S. and other countries based on its view of existing market conditions.

Substantially all of the Company’s business is conducted through Lightstone REIT V OP LP, a limited partnership organized in Delaware (the “Operating Partnership”). As of March 31, 2024, the Company’s wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner. As of March 31, 2024, the Company’s wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

All of the Company’s current investments are located in the U.S. The Company currently intends to hold its various real properties until such time as its board of directors (the “Board of Directors”) determines that a sale or other disposition appears to be advantageous to achieve the Company’s investment objectives or until it appears that the objectives will not be met. The Company currently has one operating segment. As of March 31, 2024, the Company wholly owned and consolidated eight multifamily real estate properties containing an aggregate of 2,520 apartment units (see Note 5) and had one real estate-related investment, which is a senior mortgage loan (see Note 3).

The Company’s business is externally managed by LSG Development Advisor LLC (the “Advisor”), an affiliate of the Lightstone Group LLC (“Lightstone”), which provides advisory services to us. Lightstone is majority owned by David Lichtenstein, a member of the Board of Directors. Pursuant to the terms of an advisory agreement and subject to the oversight of the Board of Directors, the Advisor is responsible for managing the Company’s day-to-day affairs and for services related to the management of its assets.

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

See Note 9 for additional information.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

Organization

In connection with the Company’s initial capitalization, the Company issued 22,500 shares of its common stock (“Common Shares”) and 1,000 shares of its convertible stock to the Company’s former advisor on January 19, 2007. The 1,000 shares of convertible stock were transferred to an affiliate of Lightstone on February 10, 2017 and remain outstanding. As of March 31, 2024, the Company had 19.4 million Common Shares outstanding.

The Company’s Common Shares are not currently listed on a national securities exchange. The timing of a liquidity event for the Company’s stockholders will depend upon then prevailing market conditions and the Board of Directors’ assessment of the Company’s investment objectives and liquidity options for the Company’s stockholders. Although the Board of Directors has currently targeted June 30, 2028 for the commencement of a liquidity event, the Company can provide no assurances as to the actual timing of the commencement of a liquidity event for its stockholders or the ultimate liquidation of the Company. Furthermore, the Company will seek stockholder approval prior to liquidating its entire portfolio.

2.	Summary of Significant Accounting Policies

Interim Unaudited Financial Information

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2024. The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of Lightstone REIT V, Inc. have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

The consolidated balance sheet as of December 31, 2023 included herein has been derived from the consolidated balance sheet included in the Company’s Annual Report on Form 10-K.

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

Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, basic and diluted earnings per share is calculated by dividing net income/(loss) by the weighted-average number of Common Shares outstanding during the applicable period.

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

The Company’s income tax expense and benefits are included in other income, net on its consolidated statements of operations. During the three months ended March 31, 2024 and 2023, the Company recorded income tax expense of $60 and $18, respectively.

As of March 31, 2024 and December 31, 2023, the Company had no material uncertain income tax positions.

Concentration of Credit Risk

As of March 31, 2024 and December 31, 2023, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board, or FASB, issued an accounting standards update, “Segment Reporting-Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments will require entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within segment profit and loss, as well as the title and position of the CODM. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the guidance and the impact it may have on its consolidated financial statements.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

In December 2023, the FASB issued an accounting standards update, “Income Taxes-Improvements to Income Tax Disclosures,” which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This update is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the guidance and the impact it may have on its consolidated financial statements.

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

During the first quarter of 2023, the Company and Loan Borrower refinanced the remaining outstanding principal and interest due under the Mezzanine Loan resulting in a $5.0 million senior mortgage loan (the “Senior Mortgage Loan”) secured by the Loan Borrower’s ownership interest in Park House, consisting of the remaining unsold condominium units and the ground floor retail space. The Senior Mortgage Loan bears interest at a rate of SOFR plus 5.5% per annum, with a floor of 10.0% (10.8% as of March 31, 2024) and had a term of one-year with one six-month extension option, subject to the satisfaction of certain conditions.

During February 2024, the Loan Borrower and the Company agreed to exercise the six-month extension option and extend the maturity of the Senior Mortgage Loan to September 1, 2024. Additionally, during February 2024 the Loan Borrower used $2.1 million of net proceeds from the sale of a condominium unit to make a $2.0 million principal paydown on the Senior Mortgage Loan reducing its principal balance to $3.0 million and fund an additional $0.1 million of interest reserves. As of March 31, 2024 and December 31, 2023, the carrying amount of the Senior Mortgage Loan was $2.9 million and $4.9 million, respectively.

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

As of March 31, 2024 and December 31, 2023, the Company estimated that the carrying value of its cash and cash equivalents, restricted cash, note receivable, prepaid expenses and other assets (exclusive of interest rate cap contracts - see Note 6), and accounts payable and accrued and other liabilities were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.

The fair value of the notes payable is categorized as a Level 2 in the fair value hierarchy. The fair value was estimated using a discounted cash flow analysis valuation on the estimated borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2024 and December 31, 2023. Carrying amounts of the Company’s notes payable and the related estimated fair value is summarized as follows:

	As of March 31, 2024		As of December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable	$289,364	$281,178	$289,794	$280,833

5.	Real Estate Properties

The following table presents certain information about the Company’s wholly owned and consolidated multifamily real estate properties as of March 31, 2024:

Property Name	Location	Date Acquired
Arbors Harbor Town	Memphis, Tennessee	December 20, 2011
Parkside Apartments (“Parkside”)	Sugar Land, Texas	August 8, 2013
Axis at Westmont	Westmont, Illinois	November 27, 2018
Valley Ranch Apartments	Ann Arbor, Michigan	February 14, 2019
Autumn Breeze Apartments	Noblesville, Indiana	March 17, 2020
BayVue Apartments	Tampa, Florida	July 7, 2021
Citadel Apartments	Houston, Texas	October 6, 2021
Camellia Apartments	St. Augustine, Florida	December 19, 2023

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

6.	Marketable Securities, Derivative Financial Instruments and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of March 31, 2024
Debt securities:	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate and Government Bonds	$3,796	$25	$(137)	$3,684

	As of December 31, 2023
Debt securities:	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate and Government Bonds	$3,783	$37	$(145)	$3,675

As of March 31, 2024, the Company has not recognized an allowance for expected credit losses related to its available-for-sale debt securities as the Company has not identified any unrealized losses for these investments attributable to credit factors. The Company’s unrealized loss on investments in corporate and government bonds was primarily caused by an increase in market interest rates. The Company does not currently intend to sell these investments and therefore, it is more likely than not that the Company will not be required to sell these investments before the recovery of their amortized cost basis.

The following table summarizes the estimated fair value of the Company’s investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of March 31, 2024
Due in 1 year	$669
Due in 1 year through 5 years	2,955
Due in 5 years through 10 years	60
Due after 10 years	-
Total	$3,684

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

The fair value of the Company’s interest rate cap contracts was $1.3 million as of both March 31, 2024 and December 31, 2023 and is included in prepaid expenses and other assets on the consolidated balance sheets (see Note 7).

For the three months ended March 31, 2024 and 2023, the Company recorded unrealized losses of $0.7 million and $0.5 million, respectively, representing the change in the fair values of the Company’s interest rate cap contracts during the indicated periods.

During the three months ended March 31, 2024 and 2023, respectively, the Company earned $0.8 million and $0.6 million, respectively, from its interest rate cap contracts. Earnings from interest rate cap contracts are recorded in interest expense, net on the consolidated statements of operations.

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

The fair values of the Company’s investments in debt securities are measured using quoted prices for these investments; however, the markets for these assets are not active. The fair values of the Company’s interest rate cap contracts are measured using other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of March 31, 2024 and December 31, 2023, all of the Company’s debt securities and interest rate cap contracts were classified as Level 2 assets and there were no transfers between the level classifications during the three months ended March 31, 2024 and 2023.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

7.	Notes Payable

Notes payable consists of the following:

Property	Interest Rate	Weighted Average Interest Rate for the Three Months Ended March 31, 2024	Maturity Date	Amount Due at Maturity	As of March 31, 2024	As of December 31, 2023
Arbors Harbor Town	4.53%	4.53%	January 1, 2026	$29,000	$29,000	$29,000

Arbors Harbor Town Supplemental	3.52%	3.52%	January 1, 2026	5,379	5,589	5,618

Parkside Apartments	4.45%	4.45%	September 1, 2025	15,782	16,209	16,298

Axis at Westmont	4.39%	4.39%	February 1, 2026	34,343	35,669	35,836

Valley Ranch Apartments	4.16%	4.16%	March 1, 2026	43,414	43,414	43,414

Autumn Breeze Apartments	3.39%	3.39%	April 1, 2030	25,518	29,399	29,544

BayVue Apartments	SOFR + 3.11% (floor 3.21%)	9.64%	July 9, 2024	47,173	47,173	47,173

Citadel Apartments Senior	SOFR + 1.61% (floor 1.71%)	7.69%	October 11, 2024	39,200	39,200	39,200

Citadel Apartments Junior	SOFR + 8.86% (floor 8.96%)	15.11%	October 11, 2024	9,800	9,800	9,800

Camellia World Apartments	6.05%	6.05%	January 1, 2030	33,911	33,911	33,911

Total notes payable		6.12%		$283,520	289,364	289,794

Less: Deferred financing costs					(2,404)	(2,765)

Total notes payable, net					$286,960	$287,029

SOFR as of March 31, 2024 and December 31, 2023 was 5.32% and 5.35%, respectively. The Company’s loans are secured by the indicated real estate and are non-recourse to the Company, unless otherwise indicated.

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

Pursuant to the terms of the Citadel Apartments Mortgages, the Company is required to enter into one or more interest rate cap contracts in the aggregate notional amount of $49.0 million for as long as the Citadel Apartments Mortgages remain outstanding. On September 11, 2023, the Company entered into an interest rate cap contract with an unrelated financial institution at a cost of $0.9 million, with a notional amount of $49.0 million, pursuant to which the SOFR rate was capped at 2.00%. This interest rate cap contract had an effective date of October 11, 2023 and a maturity date of April 11, 2024. On March 13, 2024, the Company entered into another interest rate cap contract with an unrelated financial institution at a cost of $0.8 million. This interest rate contract has substantially similar terms as the interest rate contract that matured on April 11, 2024 and is effective from April 11, 2024 through its maturity on October 11, 2024.

Although the Citadel Apartments Mortgages are currently scheduled to mature on October 11, 2024, the Company currently intends to exercise the first of its two one-year extension options to extend the maturity of the Citadel Apartments Mortgages to October 11, 2025. If the Company extends the maturity of the Citadel Apartments Mortgages, it will be required to enter into another interest rate cap contract at substantially similar terms as the interest rate cap contract that matures on October 11, 2024, pursuant to the terms of the Citadel Apartments Mortgages.

BayVue Apartments Mortgage

On July 7, 2021, the Company entered into a non-recourse mortgage loan facility for up to $52.2 million (the “BayVue Apartments Mortgage”). The BayVue Apartments Mortgage, which initially matures on July 9, 2024, has two one-year extension options, subject to the satisfaction of certain conditions, and is collateralized by the BayVue Apartments.

Pursuant to the terms of the BayVue Apartments Mortgage, the Company is required to enter into one or more interest rate cap contracts in the aggregate notional amount of $52.2 million for as long as the BayVue Apartments Mortgage remains outstanding. On July 17, 2023, the Company entered into an interest rate cap contract with an unrelated financial institution at a cost of $1.4 million, with a notional amount of $52.2 million, pursuant to which the SOFR rate was capped at 2.50% through July 15, 2024.

As of March 31, 2024, the outstanding principal balance and remaining availability under the BayVue Apartments Mortgage was $47.2 million and $5.0 million, respectively. The remaining availability may be drawn for certain capital improvements to the property pursuant to the loan agreement. Although the BayVue Apartments Mortgage is currently scheduled to mature on July 9, 2024, the Company currently intends to exercise the first of its two one-year extension options to extend the maturity of the BayVue Apartments Mortgage to July 9, 2025. If the Company extends the maturity of the BayVue Apartments Mortgage, it will be required to enter into another interest rate cap contract at substantially similar terms as the interest rate cap contract that matures on July 15, 2024, pursuant to the terms of the BayVue Apartment Mortgage.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

The following table provides information with respect to the contractual maturities and scheduled principal repayments of the Company’s indebtedness as of March 31, 2024.

	2024	2025	2026	2027	2028	Thereafter	Total
Principal maturities	$97,471	$17,372	$112,877	$654	$676	$60,314	$289,364
Less: Deferred financing costs							(2,404)
Total notes payable, net							$286,960

As of March 31, 2024, the Company was in compliance with all of its financial debt covenants.

8.	Stockholders’ Equity

Amended SRP

On November 10, 2022, the Board of Directors adopted a Seventh Amended and Restated Share Redemption Program (the “Amended SRP”), which became effective on January 1, 2023. Under the terms of the Amended SRP, any stockholder may request redemption of their Common Shares, subject to the significant conditions and limitations of the program. Additionally, under the terms of the Amended SRP, the Company will redeem Common Shares at 85% of the Company’s most recently published net asset value (“NAV”) per Common Share (“NAV per Share”) in effect as of the date the request for redemption is approved.

Pursuant to the terms of the Amended SRP, any Common Shares approved for redemption are redeemed on a periodic basis as determined by the Board of Directors, generally expected to be shortly after the end of each calendar quarterly period. However, the Company will not redeem, during any calendar year, more than 5% of the number of Common Shares outstanding on last day of the previous calendar year (the “5% Limitation”). The cash available for redemption of Common Shares will be set by the Board of Directors not less often than annually (the “Funding Limitation” and, together with the 5% Limitation, the “Redemption Limitations”). The Board of Directors has set the amount of cash available for redemption of shares for both of the years ended December 31, 2024 and 2023 at $8.0 million, which is generally to be allocated $2.0 million for each calendar quarterly period. The Company may change the amount of the Redemption Limitations upon 10 business days’ notice to its stockholders and will provide notice of any change to the Redemption Limitations by including such information in (a) a Current Report on Form 8-K or in its annual or quarterly reports, all publicly filed with the SEC or (b) a separate mailing to its stockholders.

Redemption requests will be honored pro rata among all requests received subject to the Redemption Limitations and will not be honored on a first come, first served basis.

The Board of Directors reserves the right in its sole discretion at any time and from time to time, subject to any notice requirements described in our Amended SRP, to (1) reject any request for redemption of Common Shares, (2) change the purchase price for redemption of Common Shares, (3) limit the funds to be used for redemption of Common Shares under the Amended SRP or otherwise change the Redemption Limitations, or (4) amend, suspend (in whole or in part) or terminate the Amended SRP.

For the three months ended March 31, 2024, the Company repurchased 152,207 Common Shares, pursuant to its Amended SRP at a weighted average price of $13.14. For the three months ended March 31, 2023, the Company repurchased 10,161 Common Shares, pursuant to its Amended SRP at a weighted average price of $14.75.

Distributions

The Company did not declare or make any distributions to its stockholders during the three months ended March 31, 2024 and 2023.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

9.	Related Party Transactions

The Company’s business is externally managed by the Advisor which provides advisory services to the Company and the Company has no employees. Pursuant to the terms of an advisory agreement and subject to the oversight of the Board of Directors, the Advisor is responsible for managing the Company’s day-to-day affairs and for services related to the management of the Company’s assets.

The Company has agreements with the Advisor and its affiliates to pay certain fees and reimburse certain expenses in connection with services performed and costs incurred by these entities and other related parties. The Company is dependent on the Advisor and its affiliates for performing a full range of services that are essential to it, including asset management, property management, property management oversight (for those properties which are managed by an unrelated third party property manager) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and its affiliates are unable to provide these services to it, the Company would be required to provide the services itself or obtain the services from other parties.

The advisory agreement has a one-year term and is renewable annually upon the mutual consent of the Advisor and the Company’s independent directors.

The following table represents the fees incurred associated with the payments to the Company’s Advisor and its affiliates for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
Acquisition fees and acquisition expense reimbursement (1)	$-	$21
Property management oversight fees (property operating expenses)	132	135
Administrative services reimbursement (general and administrative costs)	391	376
Asset management fees (general and administrative costs)	900	906
Total	$1,423	$1,438

(1)	Capitalized to the corresponding asset and amortized over its estimated useful life.

10.	Commitments and Contingencies

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

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto. Dollar and share amounts are presented in thousands, except per share data and where indicated in millions.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include discussion and analysis of the financial condition of Lightstone Value Plus REIT V, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including our ability to make accretive real estate or real estate-related investments, rent space on favorable terms, to address our debt maturities and to fund our liquidity requirements, to sell our assets when we believe advantageous to achieve our investment objectives, our anticipated capital expenditures, the amount and timing of future cash distributions, if any, to our stockholders, the estimated net asset value (“NAV”) per share of our common stock (“NAV per Share”), and other matters. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

●	market and economic challenges experienced by the United States (“U.S.”) and global economies or real estate industry as a whole and the local economic conditions in the markets in which our investments are located. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; such as inflation, recession, political upheaval or uncertainty, terrorism and acts of war, natural and man-made disasters, cybercrime, and outbreaks of contagious diseases;

●	the availability of cash flow from operating activities for distributions, if required to maintain our status as a real estate investment trust (“REIT”);

●	conflicts of interest arising out of our relationships with our advisor and its affiliates;

●	our ability to retain our executive officers and other key individuals who provide advisory and property management services to us;

●	our level of debt and the terms and limitations imposed on us by our debt agreements;

●	the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

●	our ability to make accretive investments;

●	our ability to diversify our portfolio of assets;

●	changes in market factors that could impact our rental rates and operating costs;

●	our ability to secure leases at favorable rental rates;

●	our ability to sell our assets at a price and on a timeline consistent with our investment objectives;

●	impairment charges;

●	unfavorable changes in laws or regulations impacting our business, our assets or our key relationships; and

●	factors that could affect our ability to continue to qualify as a REIT.

Forward-looking statements in this Quarterly Report on Form 10-Q reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q, and may ultimately prove to be incorrect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results, except as required by applicable law. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

Executive Overview

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who were distressed or faced time-sensitive deadlines. In addition, our opportunistic and value-add investment strategy has included investments in real estate-related assets that present opportunities for higher current income. Since our inception, we have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, multifamily and student housing. We have purchased existing, income-producing properties and newly constructed properties. We have also invested in mortgage and mezzanine loans. We have made our investments in or in respect of real estate assets located in the U.S. and other countries based on our view of existing market conditions.

All of our current investments are located in the U.S. We currently intend to hold our various real properties until such time as our board of directors (the “Board of Directors”) determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. We currently have one operating segment. As of March 31, 2024, wet wholly owned and consolidated eight multifamily real estate properties containing an aggregate 2,520 apartment units and had one real estate-related investment, which is a senior mortgage loan (note receivable).

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

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of $47.7 million, marketable securities, available for sale of $3.7 million and restricted cash of $18.8 million.

Our principal demands for funds going forward are expected to be for the payment of (a) operating expenses, including capital expenditures, and (b) scheduled debt service on our outstanding indebtedness, including any required replacement interest rate cap contracts. We also may, at our discretion, use funds for (a) tender offers and/or redemptions of shares of our common stock, (b) distributions, if any, to our shareholders, and (c) selective acquisitions and/or real estate-related investments. Generally, we expect to meet our cash needs with our cash and cash equivalents and marketable securities on hand along with our cash flow from operations, the release of certain funds held in restricted cash (including the $13.2 million released to us on May 2, 2024), the remaining availability on one of our mortgage loans and the repayment of our outstanding note receivable.

However, to the extent that these sources are not sufficient to cover our cash needs, we may use proceeds from additional borrowings and/or selective asset sales to fund such needs.

Our non-recourse mortgage loan facility (the “BayVue Apartments Mortgage”), which had an outstanding principal balance of $47.2 million as of March 31, 2024, is currently scheduled to mature on July 9, 2024, but has two one-year extension options, subject to the satisfaction of certain conditions. We currently intend to exercise the first extension option to extend the maturity date of the BayVue Apartments Mortgage to July 9, 2025, as discussed in Note 7 of the Notes to Consolidated Financial Statements.

Our non-recourse mortgage loan facilities (the “Citadel Apartments Mortgages”), which had aggregate outstanding principal balances of $49.0 million as of March 31, 2024, are currently scheduled to mature on October 11, 2024, but have two one-year extension options, subject to the satisfaction of certain conditions. We currently intend to exercise the first extension option to extend the maturity date of the Citadel Apartments Mortgages to October 11, 2025, as discussed in Note 7 of the Notes to Consolidated Financial Statements.

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

Concentration of Credit Risk

As of March 31, 2024 and December 31, 2023, we had cash deposited in certain financial institutions in excess of federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Results of Operations

We currently have one operating segment. As of March 31, 2024, we wholly owned and consolidated eight multifamily real estate properties and had one real estate-related investment, which is a senior mortgage loan (note receivable).

Recent Acquisition and Disposition Activities

Acquisition of the Camellia World Apartments

On December 19, 2023, we acquired a 210-unit multifamily property located in St. Augustine, Florida (the “Camellia World Apartments”), from an unrelated third party, for a contractual purchase price of $53.3 million, plus closing and other acquisition related costs totaling $1.1 million. The acquisition was funded with $33.9 million of proceeds from a mortgage financing (the “Camellia World Apartments Mortgage”) and $20.5 million of funds that had been temporarily placed in escrow with a qualified intermediary in connection with the Company’s disposition of a 306-unit multifamily property located in Fishers, Indiana (the “Flats at Fishers”).

Additionally, in connection with the acquisition of the Camellia World Apartments, the Advisor received an aggregate of $1.1 million in acquisition fees, acquisition expense reimbursements and debt financing fees.

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

The net proceeds from the disposition of the Flats of Fishers of $33.8 million were placed in an escrow with a qualified intermediary to potentially facilitate a Section 1031 exchange transaction pursuant to the requirements of the Internal Revenue Code and as described above, $20.8 million of these funds were used in connection with our acquisition of the Camellia World Apartments on December 19, 2023. An additional $0.1 million of these funds were used for other acquisition related costs in the first quarter of 2024. As of March 31, 2024, the remaining funds held in escrow with the qualified intermediary were $13.2 million, which were subsequently released to us on May 2, 2024.

Three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Our results of operations for the three months ended March 31, 2024 compared to the same period in 2023 reflect our acquisition and disposition activities during such periods. Properties which were owned by us during the entire periods presented are referred to as our “Same Store” properties.

The following table provides summary information about our results of operations:

	Three Months Ended March 31,		Increase/	Percentage	Change due to	Change due to	Change due to Same
	2024	2023	(Decrease)	Change	Acquisitions(1)	Dispositions(2)	Store(3)
Rental revenues	$12,403	$12,313	$90	1.0%	$961	$(1,410)	$539
Property operating expenses	3,901	3,900	1	0.0%	324	(382)	59
Real estate taxes	1,761	1,874	(113)	(6.0%)	68	(209)	28
General and administrative	1,942	1,863	79	4.0%	8	(9)	80
Depreciation and amortization	3,822	3,440	382	11.0%	701	(420)	101
Interest expense, net	3,810	3,598	212	6.0%	(565)	381	396

(1)	Represents the effect on our operating results for the periods indicated resulting from our acquisition of the Camellia World Apartments on December 19, 2023.
(2)	Represents the effect on our results for the periods indicated resulting from our disposition of the Flats at Fishers on November 1, 2023.
(3)	Represents the change for three months ended March 31, 2024 compared to the same period in 2023 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store properties for the periods ended March 31, 2024 and 2023 include Arbors Harbor Town, Parkside Apartments, Axis at Westmont, Valley Ranch Apartments, Autumn Breeze Apartments, Citadel Apartments and Bay Vue Apartments.

The following table reflects total rental revenues and total property operating expenses for the three months ended March 31, 2024 and 2023 for our Same Store properties, acquisition and disposition:

	Three Months Ended March 31,
Description	2024	2023	Change
Rental revenues:
Same Store	$11,442	$10,903	$539
Acquisition	961	-	961
Disposition	-	1,410	(1,410)
Total rental revenues	$12,403	$12,313	$90

Property operating expenses:
Same Store	$3,567	$3,508	$59
Acquisition	324	-	324
Disposition	10	392	(382)
Total property operating expenses	$3,901	$3,900	$1

The tables below reflect occupancy and effective monthly rental rates for our eight multifamily real estate properties as of the dates indicated:

	Occupancy		Effective Monthly Rent per Unit(1)
	As of March 31,		As of March 31,
Property	2024	2023	2024	2023
Arbors Harbor Town	90%	90%	$1,704	$1,667
Parkside	93%	95%	$1,414	$1,416
Axis at Westmont	97%	95%	$1,569	$1,476
Valley Ranch Apartments	96%	96%	$1,810	$1,700
Autumn Breeze Apartments	96%	95%	$1,488	$1,385
BayVue Apartments	91%	95%	$1,592	$1,492
Citadel Apartments	98%	94%	$1,721	$1,681
Camellia World Apartments	83%	N/A	$1,851	N/A

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.
(2)	Camellia World Apartments were acquired on December 19, 2023.

Revenues Rental revenues for the three months ended March 31, 2024 were $12.4 million, an increase of $0.1 million, compared to $12.3 million for the same period in 2023. Excluding the effect of our recent acquisition and disposition activities discussed above, our rental revenues increased by $0.5 million for our Same Store properties during the 2024 period. This increase was primarily as a result of higher average monthly rent per unit at substantially all of our Same Store properties during the 2024 period.

Property Operating Expenses Property operating expenses for both the three months ended March 31, 2024 and 2023 were $3.9 million. Excluding the effect of our recent acquisition and disposition activities discussed above, our property operating expenses increased slightly by $0.1 million for our Same Store properties during the 2024 period.

Real Estate Taxes Real estate taxes for the three months ended March 31, 2024 were $1.8 million, an decrease of $0.1 million, compared to $1.9 million for the same period in 2023.

General and Administrative Expenses General and administrative expenses for both the three months ended March 31, 2024 and 2023 were $1.9 million.

Depreciation and Amortization Depreciation and amortization expense for the three months ended March 31, 2024 was $3.8 million, an increase of $0.4 million, compared to $3.4 million for the same period in 2023. Excluding the effect of our recent acquisition and disposition activities discussed above, our depreciation and amortization expenses increased slightly by $0.1 million for our Same Store properties during the 2024.

Interest Expense, Net Interest expense, net for the three months ended March 31, 2024 was $3.8 million, an increase of $0.2 million, compared to $3.6 million for the same period in 2023. Interest expense is primarily attributable to financings associated with our multifamily real estate properties and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods. Excluding the effect of our recent acquisition and disposition activities discussed above, interest expense, net for our Same Store properties increased by $0.4 million during the 2024 period. Additionally, during the three months ended March 31, 2024 and 2023, we earned $0.8 million and $0.6 million, respectively, from the interest rate cap contracts which is recorded in interest expense, net.

Mark to Market Adjustment on Derivative Financial Instruments During the three months ended March 31, 2024 and 2023, we recorded negative mark to market adjustment of $0.7 million and $0.5 million, respectively. These mark to market adjustments represented the change in the fair value of our interest rate cap contracts during the applicable period.

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

We have agreements with the Advisor and its affiliates to pay certain fees and reimburse certain expenses in connection with services performed and costs incurred by these entities and other related parties. We are dependent on the Advisor and its affiliates for performing a full range of services that are essential to us, including asset management, property management, property management oversight (for those properties which are managed by an unrelated third party property manager) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and its affiliates are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from other parties.

The advisory agreement has a one-year term and is renewable annually upon the mutual consent of our Advisor and our independent directors.

The following table represents the fees incurred associated with the payments to our Advisor and its affiliates for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
Acquisition fees and acquisition expense reimbursement(1)	$-	$21
Property management oversight fees (property operating expenses)	132	135
Administrative services reimbursement (general and administrative costs)	391	376
Asset management fees (general and administrative costs)	900	906
Total	$1,423	$1,438

(1)	Capitalized to the corresponding asset and amortized over its estimated useful life.

Summary of Cash Flows

Operating activities

The cash provided by operating activities of $1.2 million for the three months ended March 31, 2024 consisted of our net loss of $2.5 million plus the net negative change in operating assets and liabilities of $1.2 million adjusted to add back the negative mark to market adjustments on derivative financial instruments of $0.7 million, depreciation and amortization of $3.8 million and amortization of deferred financing costs of $0.4 million.

Investing activities

The cash provided by investing activities of $1.2 million for the three months ended March 31, 2024 consisted primarily of principal payments received on our note receivable of $2.0 million partially offset by capital expenditures of $0.8 million.

Financing activities

The cash used in financing activities of $2.4 million for the three months ended March 31, 2024 consisted primarily of principal payments of notes payable of $0.4 million and redemptions and cancellation of common stock of $2.0 million.

Debt Financings

From time to time, we have obtained mortgage, bridge, or mezzanine loans for acquisitions and investments, as well as property development, redevelopment and renovations. In the future, we may obtain new financings for such activities or to refinance our existing real estate assets, depending on multiple factors.

Our notes payable balance was $287.0 million, net of deferred financing fees of $2.4 million, and had a weighted average interest rate of 6.12% as of March 31, 2024. Our notes payable balance was $287.0 million, net of deferred financing fees of $2.8 million, and had a weighted average interest rate of 5.02% as of December 31, 2023.

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

Pursuant to the terms of our BayVue Apartments Mortgage and our Citadel Apartment Mortgages, we are required to enter into one or more interest rate cap contracts at notional amounts of $52.2 million and $49.0 million, respectively, which cap SOFR at prescribed amounts for as long as these mortgages remain outstanding.

As of March 31, 2024, we had three interest rate cap contracts. The first interest rate cap contract, which was entered into at a cost of $1.4 million on July 17, 2023 with an effective date of July 15, 2023, has a notional amount of $52.2 million, matures on July 15, 2024 and effectively caps SOFR at 2.50% during its term. The second interest rate cap contract, which was entered into at a cost of $0.9 million on September 11, 2023 with an effective date of October 11, 2023, had a notional amount of $49.0 million, matured on April 11, 2024 and effectively capped SOFR at 2.00% during its term. The third interest rate cap, which was entered into at a cost of $0.8 million on March 13, 2024 with an effective date of April 11, 2024, has a notional amount of $49.0 million, matures on October 11, 2024 and effectively caps SOFR at 2.00% during its term.

Contractual Obligations

One of our principal short-term and long-term liquidity requirements includes the debt service payments on our outstanding notes payable. The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness, as of March 31, 2024.

Contractual Obligations	2024	2025	2026	2027	2028	Thereafter	Total
Principal Maturities	$97,471	$17,372	$112,877	$654	$676	$60,314	$289,364
Interest Payments(1)	10,333	8,331	4,003	3,023	3,008	3,263	31,961
Total Contractual Obligations	$107,804	$25,703	$116,880	$3,677	$3,684	$63,577	$321,325

(1)	These amounts represent future interest payments related to notes payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month SOFR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month SOFR rate as of March 31, 2024 was used.

As of March 31, 2024, we were in compliance with all of our financial debt covenants.

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

Because of these factors, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has published a standardized measure of performance known as funds from operations (“FFO”), which is used in the REIT industry as a supplemental performance measure. We believe FFO, which excludes certain items such as real estate-related depreciation and amortization, is an appropriate supplemental measure of a REIT’s operating performance. FFO is not equivalent to our net income or loss as determined under generally accepted accounting principles in the U.S. (“GAAP”).

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

Our calculations of FFO and MFFO are presented below (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended March 31,
Description	2024	2023
Net loss	$(2,505)	$(1,987)
FFO adjustments:
Depreciation and amortization of real estate assets	3,822	3,440
FFO	1,317	1,453
MFFO adjustments:
Other adjustments:
Mark to market adjustments(1)	724	526
Non-recurring loss/(gain) from extinguishment/sale of debt, derivatives or securities holdings(2)	(1)	2
MFFO before straight-line rent	2,040	1,981
Straight-line rent(3)	-	-
MFFO - IPA recommended format	$2,040	$1,981

Net loss	$(2,505)	$(1,987)
Net loss per common share, basic and diluted	$(0.13)	$(0.10)

FFO	$1,317	$1,453
FFO per common share, basic and diluted	$0.07	$0.07

Weighted average number of Common Shares outstanding, basic and diluted (in thousands)	19,444	20,036

1)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
2)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

Amended SRP

On November 10, 2022, the Board of Directors adopted a Seventh Amended and Restated Share Redemption Program (the “Amended SRP”), which became effective on January 1, 2023. Under the terms of the Amended SRP, any stockholder may request redemption of their Common Shares, subject to the significant conditions and limitations of the program. Additionally, under the terms of the Amended SRP, we will redeem Common Shares at 85% of our most recently published net asset value (“NAV”) per Common Shares (“NAV per Share”) in effect as of the date the request for redemption is approved.

Pursuant to the terms of the Amended SRP, any Common Shares approved for redemption are redeemed on a periodic basis as determined by the Board of Directors, generally expected to be shortly after the end of each calendar quarterly period. However, we will not redeem, during any calendar year, more than 5% of the number of Common Shares outstanding on last day of the previous calendar year (the “5% Limitation”). The cash available for redemption of Common Shares will be set by the Board of Directors not less often than annually (the “Funding Limitation” and, together with the 5% Limitation, the “Redemption Limitations”). The Board of Directors has set the amount of cash available for redemption of shares for both of the years ended December 31, 2024 and 2023 at $8.0 million, which is generally to be allocated $2.0 million for each calendar quarterly period. We may change the amount of the Redemption Limitations upon 10 business days’ notice to its stockholders and will provide notice of any change to the Redemption Limitations by including such information in (a) a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) a separate mailing to our stockholders.

Redemption requests will be honored pro rata among all requests received subject to the Redemption Limitations and will not be honored on a first come, first served basis.

The Board of Directors reserves the right in its sole discretion at any time and from time to time, subject to any notice requirements described in our Amended SRP, to (1) reject any request for redemption of Common Shares, (2) change the purchase price for redemption of Common Shares, (3) limit the funds to be used for redemption of Common Shares under the Amended SRP or otherwise change the Redemption Limitations, or (4) amend, suspend (in whole or in part) or terminate the Amended SRP.

For the three months ended March 31, 2024, we repurchased 152,207 Common Shares, pursuant to our Amended SRP at a weighted average price of $13.14. For the three months ended March 31, 2023, we repurchased 10,161 Common Shares, pursuant to its Amended SRP at a weighted average price of $14.75.

Distributions

We made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2008. U.S. federal tax law requires a REIT to distribute at least 90% of its annual REIT taxable income (which does not equal net income, as calculated in accordance with GAAP determined without regard to the deduction for dividends paid and excluding any net capital gain. In order to continue to qualify for REIT status, we may be required to make distributions in excess of cash available. Distributions, if any, are authorized at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. Such analyses may include actual and anticipated operating cash flow, capital expenditure needs, general financial and market conditions, proceeds from asset sales and other factors that our Board of Directors deems relevant. Our Board of Directors’ decisions will be substantially influenced by their obligation to ensure that we maintain our federal tax status as a REIT. We cannot provide assurance that we will pay distributions at any particular level, or at all.

We did not make any distributions to our stockholders during the three months ended March 31, 2024 and 2023.

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

Our critical accounting policies and estimates have not changed significantly from the discussion found in the Management Discussion and Analysis and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023 which was filed with the SEC on March 26, 2024.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of March 31, 2024, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control-New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of March 31, 2024, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our Common Shares are not currently listed on a national securities exchange. The timing of a liquidity event for our stockholders will depend upon then prevailing market conditions and our Board of Directors’ assessment of our investment objectives and liquidity options for our stockholders. Currently, our Board of Directors has targeted June 30, 2028 for the commencement of a liquidity event. However, we can provide no assurances as to the actual timing of the commencement of a liquidity event for our stockholders or our ultimate liquidation. Furthermore, we will seek stockholder approval prior to liquidating our entire portfolio.

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

LIGHTSTONE VALUE PLUS REIT V, INC.

Date: May 14, 2024	By:	/s/ Mitchell C. Hochberg
Mitchell C. Hochberg
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 14, 2024, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed or furnished herewith
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.