Form 10-Q
period 2024-06-30
Lightstone Value Plus REIT V, Inc.
filed 2024-08-14
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 7, 2024, the Registrant had approximately 19.1 million shares of common stock outstanding.

LIGHTSTONE VALUE PLUS REIT V, INC.

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets

Investment property:
Land and improvements	$85,330	$85,139
Building and improvements	344,347	342,732
Furniture, fixtures and equipment	11,565	11,333
Gross investment property	441,242	439,204
Less accumulated depreciation	(70,587)	(63,544)
Net investment property	370,655	375,660

Cash and cash equivalents	62,872	47,125
Marketable securities, available for sale	3,683	3,675
Restricted cash	5,563	19,421
Note receivable, net	-	4,898
Prepaid expenses and other assets	3,707	4,350
Total Assets	$446,480	$455,129

Liabilities and Stockholders’ Equity

Notes payable, net	$287,106	$287,029
Accounts payable and accrued and other liabilities	8,326	7,516
Total liabilities	295,432	294,545

Commitments and Contingencies

Stockholders’ Equity:
Company’s stockholders’ equity:
Preferred stock, $.0001 par value per share; 50.0 million shares authorized, none issued and outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value per share; 350.0 million shares authorized, 19.2 million and 19.6 million shares issued and outstanding, respectively	2	2
Additional paid-in-capital	159,846	163,846
Accumulated other comprehensive loss	(94)	(107)
Accumulated deficit	(8,706)	(3,157)
Total Stockholders’ Equity	151,048	160,584
Total Liabilities and Stockholders’ Equity	$446,480	$455,129

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Dollars and shares in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Rental revenues	$12,506	$12,660	$24,909	$24,973

Expenses
Property operating expenses	3,935	4,093	7,836	7,993
Real estate taxes	1,754	1,826	3,515	3,700
General and administrative	1,871	1,906	3,813	3,769
Depreciation and amortization	3,837	3,466	7,659	6,906
Total expenses	11,397	11,291	22,823	22,368

Interest expense, net	(3,810)	(3,623)	(7,620)	(7,221)
Interest income	765	686	1,518	1,325
Mark to market adjustment on derivative financial instruments	(665)	(664)	(1,389)	(1,190)
Other expense, net	(443)	(408)	(144)	(146)
Net loss	(3,044)	(2,640)	(5,549)	(4,627)

Weighted average shares outstanding:
Basic and diluted	19,280	19,918	19,361	19,977

Basic and diluted loss per share	$(0.16)	$(0.13)	$(0.29)	$(0.23)

Comprehensive loss:
Net loss	$(3,044)	$(2,640)	$(5,549)	$(4,627)
Other comprehensive income/(loss):
Holding gain/(loss) on marketable securities, available for sale	7	(16)	4	12
Reclassification adjustment for loss on sale of marketable securities included in net loss	10	6	9	8
Total other comprehensive income/(loss)	17	(10)	13	20
Comprehensive loss	$(3,027)	$(2,650)	$(5,536)	$(4,607)

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Stockholders’ Equity

(Dollars and shares in thousands)

(unaudited)

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE, December 31, 2022	1	$-	20,044	$2	$169,996	$(220)	$(33,874)	$135,904

Net loss	-	-	-	-	-	-	(4,627)	(4,627)
Redemption and cancellation of common stock	-	-	(170)	-	(2,150)	-	-	(2,150)
Other comprehensive income:
Holding gain on marketable securities, available for sale	-	-	-	-	-	12	-	12
Reclassification adjustment for loss on sale of marketable securities included in net loss	-	-	-	-	-	8	-	8

BALANCE, June 30, 2023	1	$-	19,874	$2	$167,846	$(200)	$(38,501)	$129,147

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE, March 31, 2023	1	$-	20,034	$2	$169,846	$(190)	$(35,861)	$133,797

Net loss	-	-	-	-	-	-	(2,640)	(2,640)
Redemption and cancellation of common stock	-	-	(160)	-	(2,000)	-	-	(2,000)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	-	-	(16)	-	(16)
Reclassification adjustment for loss on sale of marketable securities included in net loss	-	-	-	-	-	6	-	6

BALANCE, June 30, 2023	1	$-	19,874	$2	$167,846	$(200)	$(38,501)	$129,147

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE, March 31, 2024	1	$-	19,402	$2	$161,846	$(111)	$(5,662)	$156,075

Net loss	-	-	-	-	-	-	(3,044)	(3,044)
Redemption and cancellation of common stock	-	-	(152)	-	(2,000)	-	-	(2,000)
Other comprehensive income:
Holding gain on marketable securities, available for sale	-	-	-	-	-	7	-	7
Reclassification adjustment for loss on sale of marketable securities included in net loss	-	-	-	-	-	10	-	10

BALANCE, June 30, 2024	1	$-	19,250	$2	$159,846	$(94)	$(8,706)	$151,048

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE, December 31, 2023	1	$-	19,554	$2	$163,846	$(107)	$(3,157)	$160,584

Net loss	-	-	-	-	-	-	(5,549)	(5,549)
Redemption and cancellation of common stock	-	-	(304)	-	(4,000)	-	-	(4,000)
Other comprehensive income:
Holding gain on marketable securities, available for sale	-	-	-	-	-	4	-	4
Reclassification adjustment for loss on sale of marketable securities included in net loss	-	-	-	-	-	9	-	9

BALANCE, June 30, 2024	1	$-	19,250	$2	$159,846	$(94)	$(8,706)	$151,048

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,549)	$(4,627)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,659	6,906
Amortization of deferred financing fees	723	711
Mark to market adjustment on derivative financial instruments	1,389	1,190
Non-cash interest income	-	(32)
Other non-cash adjustments	9	(143)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(1,361)	(853)
Increase/(decrease) in accounts payable and accrued and other liabilities	505	(440)
Cash provided by operating activities	3,375	2,712

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(1,734)	(2,701)
Purchases of marketable securities	(666)	(625)
Proceeds from sale of marketable securities	662	523
Funding of note receivable, net	-	(925)
Proceeds from repayment of note receivable, net	4,898	-
Cash provided by/(used in) investing activities	3,160	(3,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	210	461
Payments on notes payable	(856)	(997)
Redemption and cancellation of common stock	(4,000)	(2,150)
Cash used in financing activities	(4,646)	(2,686)

Change in cash, cash equivalents and restricted cash	1,889	(3,702)
Cash, cash equivalents and restricted cash, beginning of year	66,546	64,751
Cash, cash equivalents and restricted cash, end of period	$68,435	$61,049

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$8,352	$8,500
Cash paid for taxes	$80	$726
Capital expenditures for investment property in accounts payable and accrued and other liabilities	$466	$233
Holding gain on marketable securities, available for sale	$13	$20

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$62,872	$55,839
Restricted cash	5,563	5,210
Total cash, cash equivalents and restricted cash	$68,435	$61,049

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

Substantially all of the Company’s business is conducted through Lightstone REIT V OP LP, a limited partnership organized in Delaware (the “Operating Partnership”). As of June 30, 2024, the Company’s wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner. As of June 30, 2024, the Company’s wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

All of the Company’s current investments are located in the U.S. The Company currently intends to hold its various real properties until such time as its board of directors (the “Board of Directors”) determines that a sale or other disposition appears to be advantageous to achieve the Company’s investment objectives or until it appears that the objectives will not be met. The Company currently has one operating segment. As of June 30, 2024, the Company wholly owned and consolidated eight multifamily real estate properties containing an aggregate of 2,520 apartment units (see Note 5).

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

See Note 9 for additional information.

Organization

In connection with the Company’s initial capitalization, the Company issued 22,500 shares of its common stock (“Common Shares”) and 1,000 shares of its convertible stock to the Company’s former advisor on January 19, 2007. The 1,000 shares of convertible stock were transferred to an affiliate of Lightstone on February 10, 2017 and remain outstanding. As of June 30, 2024, the Company had 19.2 million Common Shares outstanding.

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

The consolidated balance sheet as of December 31, 2023 included herein has been derived from the consolidated balance sheet included in the 2023 Form 10-K.

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

The Company’s income tax expense and benefits are included in other expense, net on its consolidated statements of operations. During the three and six months ended June 30, 2024, the Company recorded income tax expense of $0.7 million and $0.8 million, respectively, primarily consisting of estimated state income tax due. During both the three and six months ended June 30, 2023, the Company recorded income tax expense of $0.7 million, primarily consisting of estimated state income tax due.

As of June 30, 2024 and December 31, 2023, the Company had no material uncertain income tax positions.

Concentration of Credit Risk

As of June 30, 2024 and December 31, 2023, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board, or FASB, issued an accounting standards update, “Segment Reporting-Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments will require entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within segment profit and loss, as well as the title and position of the CODM. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is evaluating the guidance and the impact it may have on its consolidated financial statements.

In December 2023, the FASB issued an accounting standards update, “Income Taxes-Improvements to Income Tax Disclosures,” which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This update is effective for annual periods beginning after December 15, 2024. The Company is evaluating the guidance and the impact it may have on its consolidated financial statements.

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

The Company’s overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, labor and supply chain challenges and other changes in economic conditions could adversely affect the Company’s future results from operations and its financial condition.

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

During March 2023, the Company and Loan Borrower refinanced the remaining outstanding principal and interest due under the Mezzanine Loan resulting in a new $5.0 million senior mortgage loan (the “Senior Mortgage Loan”) secured by the Loan Borrower’s ownership interest in Park House, consisting of the remaining unsold condominium units and the ground floor retail space. The Senior Mortgage Loan bore interest at a rate of SOFR plus 5.5% per annum, with a floor of 10.0% and had a term of one-year with one six-month extension option, subject to the satisfaction of certain conditions.

As of December 31, 2023, the carrying amount of the Senior Mortgage Loan was $4.9 million ($5.0 million of principal less $0.1 million interest reserve). During February 2024, the Loan Borrower made a principal paydown of $2.0 million with net proceeds from the sale of a condominium unit reducing the outstanding principal balance of the Senior Mortgage Loan to $3.0 million and the Company simultaneously allowed the Loan Borrower to exercise the six-month extension option extending the maturity date to September 1, 2024. However, in June 2024 the Loan Borrower repaid the remaining outstanding principal balance of $3.0 million in full with net proceeds from the sale of an additional condominium unit. In connection with the repayment in full of the Senior Mortgage Loan, the Company released the interest reserve of $0.1 million to the Loan Borrower.

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

As of June 30, 2024 and December 31, 2023, the Company estimated that the carrying value of its cash and cash equivalents, restricted cash, note receivable, prepaid expenses and other assets (exclusive of interest rate cap contracts - see Note 6), and accounts payable and accrued and other liabilities were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

The fair value of the notes payable is categorized as a Level 2 in the fair value hierarchy. The fair value was estimated using a discounted cash flow analysis valuation on the estimated borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2024 and December 31, 2023. Carrying amounts of the Company’s notes payable and the related estimated fair value is summarized as follows:

	As of June 30, 2024		As of December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable	$289,148	$281,699	$289,794	$280,833

5.	Real Estate Properties

The following table presents certain information about the Company’s wholly owned and consolidated multifamily real estate properties as of June 30, 2024:

Property Name	Location	Date Acquired
Arbors Harbor Town	Memphis, Tennessee	December 20, 2011
Parkside Apartments	Sugar Land, Texas	August 8, 2013
Axis at Westmont	Westmont, Illinois	November 27, 2018
Valley Ranch Apartments	Ann Arbor, Michigan	February 14, 2019
Autumn Breeze Apartments	Noblesville, Indiana	March 17, 2020
BayVue Apartments	Tampa, Florida	July 7, 2021
Citadel Apartments	Houston, Texas	October 6, 2021
Camellia World Apartments	St. Augustine, Florida	December 19, 2023

6.	Marketable Securities, Derivative Financial Instruments and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of June 30, 2024
Debt securities:	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate and Government Bonds	$3,777	$24	$(118)	$3,683

	As of December 31, 2023
Debt securities:	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate and Government Bonds	$3,783	$37	$(145)	$3,675

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

As of June 30, 2024, the Company has not recognized an allowance for expected credit losses related to its available-for-sale debt securities as the Company has not identified any unrealized losses for these investments attributable to credit factors. The Company’s unrealized loss on investments in corporate and government bonds was primarily caused by an increase in market interest rates. The Company does not currently intend to sell these investments and therefore, it is more likely than not that the Company will not be required to sell these investments before the recovery of their amortized cost basis.

The following table summarizes the estimated fair value of the Company’s investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of June 30, 2024
Due in 1 year	$662
Due in 1 year through 5 years	2,935
Due in 5 years through 10 years	86
Due after 10 years	-
Total	$3,683

Derivative Financial Instruments

The Company has entered into interest rate cap contracts with unrelated financial institutions in order to reduce the effect of increases to interest rates associated with certain of its variable rate debt. The Company is exposed to credit risk in the event of non-performance by the counterparty to these financial instruments. Management believes the risk of loss due to non-performance is minimal.

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

The fair value of the Company’s interest rate cap contracts was $0.7 million and $1.3 million as of June 30, 2024 and December 31, 2023, respectively, and is included in prepaid expenses and other assets on the consolidated balance sheets (see Note 7).

For the three and six months ended June 30, 2024, the Company recorded unrealized losses of $0.7 million and $1.4 million, respectively, and for the three and six months ended June 30, 2023, the Company recorded unrealized losses of $0.7 million and $1.2 million, respectively. Unrealized gains and losses are classified as mark to market adjustment on derivative financial instruments on the Company’s consolidated statements of operations and represent the changes in the fair value of these economic hedges during such periods.

During the three and six months ended June 30, 2024, the Company earned $0.8 million and $1.6 million, respectively, and during the three and six months ended June 30, 2023, the Company earned $0.7 million and $1.3 million, respectively from its interest rate cap contracts. Earnings from interest rate cap contracts are recorded in interest expense, net on the Company’s consolidated statements of operations.

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

The fair values of the Company’s investments in debt securities are measured using quoted prices for these investments; however, the markets for these assets are not active. The fair values of the Company’s interest rate cap contracts are measured using other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of June 30, 2024 and December 31, 2023, all of the Company’s debt securities and interest rate cap contracts were classified as Level 2 assets and there were no transfers between the level classifications during the six months ended June 30, 2024 and 2023.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

7.	Notes Payable

Notes payable consists of the following:

Property	Interest Rate	Weighted Average Interest Rate for the Six Months Ended June 30, 2024	Maturity Date	Amount Due at Maturity	As of June 30, 2024	As of December 31, 2023
Arbors Harbor Town	4.53%	4.53%	January 1, 2026	$29,000	$29,000	$29,000

Arbors Harbor Town Supplemental	3.52%	3.52%	January 1, 2026	5,379	5,560	5,618

Parkside Apartments	4.45%	4.45%	September 1, 2025	15,782	16,121	16,298

Axis at Westmont	4.39%	4.39%	February 1, 2026	34,343	35,504	35,836

Valley Ranch Apartments	4.16%	4.16%	March 1, 2026	43,414	43,414	43,414

Autumn Breeze Apartments	3.39%	3.39%	April 1, 2030	25,518	29,255	29,544

BayVue Apartments	SOFR + 3.11% (floor 3.21%)	8.63%	July 9, 2025	47,383	47,383	47,173

Citadel Apartments Senior	SOFR + 1.61% (floor 1.71%)	7.00%	October 11, 2024	39,200	39,200	39,200

Citadel Apartments Junior	SOFR + 8.86% (floor 8.96%)	14.42%	October 11, 2024	9,800	9,800	9,800

Camellia World Apartments	6.05%	6.05%	January 1, 2030	33,911	33,911	33,911

Total notes payable		5.84%		$283,730	289,148	289,794

Less: Deferred financing costs					(2,042)	(2,765)

Total notes payable, net					$287,106	$287,029

SOFR as of June 30, 2024 and December 31, 2023 was 5.34% and 5.35%, respectively. The Company’s loans are secured by the indicated real estate and are non-recourse to the Company, unless otherwise indicated.

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

Pursuant to the terms of the Citadel Apartments Mortgages, the Company is required to enter into one or more interest rate cap contracts in the aggregate notional amount of $49.0 million for as long as the Citadel Apartments Mortgages remain outstanding. On September 11, 2023, the Company entered into an interest rate cap contract with an unrelated financial institution at a cost of $0.9 million, with a notional amount of $49.0 million, pursuant to which the SOFR rate was capped at 2.00%. This interest rate cap contract had an effective date of October 11, 2023 and a maturity date of April 11, 2024. On March 13, 2024, the Company entered into another interest rate cap contract with an unrelated financial institution at a cost of $0.8 million. This interest rate cap contract has substantially similar terms as the interest rate cap contract that matured on April 11, 2024 and is effective from April 11, 2024 through its maturity on October 11, 2024.

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

The Company did not meet the debt service coverage ratio with respect to the Citadel Apartments Mortgages for the quarterly period ended June 30, 2024, and therefore, the lender has the option of retaining any excess cashflow, as defined.

BayVue Apartments Mortgage

On July 7, 2021, the Company entered into a non-recourse mortgage loan facility for up to $52.2 million (the “BayVue Apartments Mortgage”). The BayVue Apartments Mortgage, which initially was scheduled to mature on July 9, 2024, had two one-year extension options, subject to the satisfaction of certain conditions, and is collateralized by the BayVue Apartments. On July 8, 2024, the Company exercised the first extension option to extend the maturity of the BayVue Apartments Mortgages to July 9, 2025.

Pursuant to the terms of the BayVue Apartments Mortgage, the Company is required to enter into one or more interest rate cap contracts in the aggregate notional amount of $52.2 million for as long as the BayVue Apartments Mortgage remains outstanding. On July 17, 2023, the Company entered into an interest rate cap contract with an unrelated financial institution at a cost of $1.4 million, with a notional amount of $52.2 million, pursuant to which the SOFR rate was capped at 2.50% through its maturity on July 15, 2024. On July 8, 2024, the Company entered into another interest rate cap contract with an unrelated financial institution at a cost of $1.1 million. This interest rate cap contract has substantially similar terms as the interest rate cap contract that matured on July 15, 2024 and is effective from July 15, 2024 through its maturity on July 15, 2025.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

As of June 30, 2024, the outstanding principal balance and remaining availability under the BayVue Apartments Mortgage was $47.4 million and $4.8 million, respectively. The remaining availability may be drawn for certain capital improvements to the property pursuant to the loan agreement. Although the BayVue Apartments Mortgage is currently scheduled to mature on July 9, 2025, the Company currently intends to exercise the remaining one-year extension option to extend the maturity of the BayVue Apartments Mortgage to July 9, 2026. If the Company extends the maturity of the BayVue Apartments Mortgage, it will be required to enter into another interest rate cap contract at substantially similar terms as the interest rate cap contract that matures on July 15, 2025, pursuant to the terms of the BayVue Apartment Mortgage.

The following table provides information with respect to the contractual maturities and scheduled principal repayments of the Company’s indebtedness as of June 30, 2024, but after taking into consideration the aforementioned extension of the maturity of the BayVue Apartments Mortgage to July 9, 2025.

	2024	2025	2026	2027	2028	Thereafter	Total
Principal maturities	$49,873	$64,755	$112,877	$654	$676	$60,313	$289,148
Less: Deferred financing costs							(2,042)
Total notes payable, net							$287,106

As of June 30, 2024, other than the debt service coverage ratio with respect to the Citadel Apartments Mortgages discussed above, the Company was in compliance with all of its financial debt covenants.

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

For the six months ended June 30, 2024, the Company repurchased 304,414 Common Shares, pursuant to its Amended SRP at a weighted average price of $13.14. For the six months ended June 30, 2023, the Company repurchased 169,651 Common Shares, pursuant to its Amended SRP at a weighted average price of $12.67.

Distributions

The Company did not declare or make any distributions to its stockholders during the six months ended June 30, 2024 and 2023.

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

The advisory agreement has a one-year term and is renewable annually upon the mutual consent of the Advisor and the Company’s independent directors.

The following table represents the fees incurred associated with the payments to the Company’s Advisor and its affiliates for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Acquisition fees and acquisition expense reimbursement(1)	$-	$-	$-	$21
Property management oversight fees (property operating expenses)	135	135	267	270
Administrative services reimbursement (general and administrative costs)	392	377	783	753
Asset management fees (general and administrative costs)	898	907	1,798	1,813
Total	$1,425	$1,419	$2,848	$2,857

(1)	Capitalized to the corresponding asset and amortized over its estimated useful life.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

10.	Commitments and Contingencies

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

All of our current investments are located in the U.S. We currently intend to hold our various real properties until such time as our board of directors (the “Board of Directors”) determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. We currently have one operating segment. As of June 30, 2024, we wholly owned and consolidated eight multifamily real estate properties containing an aggregate 2,520 apartment units.

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

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, labor and supply chain challenges, and other changes in economic conditions, could adversely affect our future results of operations and financial condition.

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of $62.9 million, marketable securities, available for sale of $3.7 million and restricted cash of $5.6 million.

Our principal demands for funds going forward are expected to be for the payment of (a) operating expenses, including capital expenditures, and (b) scheduled debt service on our outstanding indebtedness, including any required replacement interest rate cap contracts. We also may, at our discretion, use funds for (a) tender offers and/or redemptions of shares of our common stock, (b) distributions, if any, to our shareholders, and (c) selective acquisitions and/or real estate-related investments. Generally, we expect to meet our cash needs with our cash and cash equivalents and marketable securities on hand along with our cash flow from operations, the release of certain funds held in restricted cash and the remaining availability of $4.8 million on one of our non-recourse mortgage loans (the “BayVue Apartments Mortgage”).

However, to the extent that these sources are not sufficient to cover our cash needs, we may use proceeds from additional borrowings and/or selective asset sales to fund such needs.

Our non-recourse mortgage loan facilities (the “Citadel Apartments Mortgages”), which had aggregate outstanding principal balances of $49.0 million as of June 30, 2024, are currently scheduled to mature on October 11, 2024, but have two one-year extension options, subject to the satisfaction of certain conditions. We currently intend to exercise the first extension option to extend the maturity date of the Citadel Apartments Mortgages to October 11, 2025, as discussed in Note 7 of the Notes to Consolidated Financial Statements.

On July 8, 2024, we exercised the first of two, one-year extension options, subject to the satisfaction of certain conditions, extending the maturity of our BayVue Apartments Mortgage, which had an outstanding principal balance of $47.4 million as of June 30, 2024, to July 9, 2025. We currently intend to exercise the remaining extension option to extend the maturity date of the BayVue Apartments Mortgage to July 9, 2026, as discussed in Note 7 of the Notes to Consolidated Financial Statements.

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

Concentration of Credit Risk

As of June 30, 2024 and December 31, 2023, we had cash deposited in certain financial institutions in excess of federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Results of Operations

We currently have one operating segment. As of June 30, 2024, we wholly owned and consolidated eight multifamily real estate properties.

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

The net proceeds from the disposition of the Flats of Fishers of $33.8 million were placed in an escrow with a qualified intermediary to potentially facilitate a Section 1031 exchange transaction pursuant to the requirements of the Internal Revenue Code and as described above, $20.8 million of these funds were used in connection with our acquisition of the Camellia World Apartments on December 19, 2023. An additional $0.1 million of these funds were used for other acquisition related costs in the first quarter of 2024. The remaining funds of $13.2 million were released to us on May 2, 2024.

Three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Our results of operations for the three months ended June 30, 2024 compared to the same period in 2023 reflect our acquisition and disposition activities during such periods. Properties which were owned by us during the entire periods presented are referred to as our “Same Store” properties.

The following table provides summary information about our results of operations:

	Three Months Ended June 30,		Increase/	Percentage	Change due to	Change due to	Change due to Same
	2024	2023	(Decrease)	Change	Acquisitions(1)	Dispositions(2)	Store(3)
Rental revenues	$12,506	$12,660	$(154)	(1.0%)	$999	$(1,459)	$306
Property operating expenses	3,935	4,093	(158)	(4.0%)	410	(466)	(102)
Real estate taxes	1,754	1,826	(72)	(4.0%)	143	(211)	(4)
General and administrative	1,871	1,906	(35)	(2.0%)	-	(14)	(21)
Depreciation and amortization	3,837	3,466	371	11.0%	701	(419)	89
Interest expense, net	3,810	3,623	187	5.0%	(565)	384	368

(1)	Represents the effect on our operating results for the periods indicated resulting from our acquisition of the Camellia World Apartments on December 19, 2023.
(2)	Represents the effect on our results for the periods indicated resulting from our disposition of the Flats at Fishers on November 1, 2023.
(3)	Represents the change for three months ended June 30, 2024 compared to the same period in 2023 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store properties for the periods ended June 30, 2024 and 2023 include Arbors Harbor Town, Parkside Apartments, Axis at Westmont, Valley Ranch Apartments, Autumn Breeze Apartments, Citadel Apartments and Bay Vue Apartments.

The following table reflects total rental revenues and total property operating expenses for the three months ended June 30, 2024 and 2023 for our Same Store properties, acquisition and disposition:

	Three Months Ended June 30,
Description	2024	2023	Change
Rental revenues:
Same Store	$11,507	$11,201	$306
Acquisition	999	-	999
Disposition	-	1,459	(1,459)
Total rental revenues	$12,506	$12,660	$(154)

Property operating expenses:
Same Store	$3,525	$3,627	$(102)
Acquisition	410	-	410
Disposition	-	466	(466)
Total property operating expenses	$3,935	$4,093	$(158)

The tables below reflect occupancy and effective monthly rental rates for our eight multifamily real estate properties as of the dates indicated:

	Occupancy		Effective Monthly Rent per Unit(1)
	As of June 30,		As of June 30,
Property	2024	2023	2024	2023
Arbors Harbor Town	91%	90%	$1,693	$1,698
Parkside Apartments	93%	94%	$1,435	$1,435
Axis at Westmont	96%	96%	$1,587	$1,509
Valley Ranch Apartments	94%	95%	$1,858	$1,798
Autumn Breeze Apartments	94%	98%	$1,529	$1,426
BayVue Apartments	92%	94%	$1,586	$1,520
Citadel Apartments	95%	94%	$1,739	$1,697
Camellia World Apartments(2)	90%	N/A	$1,698	N/A

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.
(2)	Camellia World Apartments were acquired on December 19, 2023.

Revenues Rental revenues for the three months ended June 30, 2024 were $12.5 million, a decrease of $0.2 million, compared to $12.7 million for the same period in 2023. Excluding the effect of our recent acquisition and disposition activities discussed above, our rental revenues increased by $0.3 million for our Same Store properties during the 2024 period. This increase reflects the higher average monthly rent per unit for most of our Same Store properties during the 2024 period as well as the changes in occupancy during the periods.

Property Operating Expenses Property operating expenses for the three months ended June 30, 2024 were $3.9 million, a decrease of $0.2 million, compared to $4.1 million for the same period in 2023. Excluding the effect of our recent acquisition and disposition activities discussed above, our property operating expenses decreased slightly by $0.1 million for our Same Store properties during the 2024 period.

Real Estate Taxes Real estate taxes for both the three months ended June 30, 2024 and 2023 were $1.8 million.

General and Administrative Expenses General and administrative expenses for both the three months ended June 30, 2024 and 2023 were $1.9 million.

Depreciation and Amortization Depreciation and amortization expense for the three months ended June 30, 2024 was $3.8 million, an increase of $0.3 million, compared to $3.5 million for the same period in 2023. Excluding the effect of our recent acquisition and disposition activities discussed above, our depreciation and amortization expenses increased slightly by $0.1 million for our Same Store properties during the 2024 period.

Interest Expense, Net Interest expense, net for the three months ended June 30, 2024 was $3.8 million, an increase of $0.2 million, compared to $3.6 million for the same period in 2023. Interest expense is primarily attributable to financings associated with our multifamily real estate properties and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during each of the periods. Excluding the effect of our recent acquisition and disposition activities discussed above, interest expense, net for our Same Store properties increased by $0.4 million during the 2024 period. Additionally, during the three months ended June 30, 2024 and 2023, we earned $0.8 million and $0.6 million, respectively, from our interest rate cap contracts which is recorded in interest expense, net.

Mark to Market Adjustment on Derivative Financial Instruments During both the three months ended June 30, 2024 and 2023, we recorded negative mark to market adjustment of $0.7 million. These mark to market adjustments represented the change in the fair value of our interest rate cap contracts during the applicable period.

Six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Our results of operations for the six months ended June 30, 2024 compared to the same period in 2023 reflect our acquisition and disposition activities during such periods. Properties which were owned by us during the entire periods presented are referred to as our “Same Store” properties.

The following table provides summary information about our results of operations:

	Six Months Ended June 30,		Increase/	Percentage	Change due to	Change due to	Change due to Same
	2024	2023	(Decrease)	Change	Acquisitions(1)	Dispositions(2)	Store(3)
Rental revenues	$24,909	$24,973	$(64)	0.0%	$1,960	$(2,869)	$845
Property operating expenses	7,836	7,993	(157)	(2.0%)	734	(847)	(44)
Real estate taxes	3,515	3,700	(185)	(5.0%)	288	(420)	(53)
General and administrative	3,813	3,769	44	1.0%	9	(24)	59
Depreciation and amortization	7,659	6,906	753	11.0%	1,402	(839)	190
Interest expense, net	7,620	7,221	399	6.0%	(1,130)	765	764

(1)	Represents the effect on our operating results for the periods indicated resulting from our acquisition of the Camellia World Apartments on December 19, 2023.
(2)	Represents the effect on our results for the periods indicated resulting from our disposition of the Flats at Fishers on November 1, 2023.
(3)	Represents the change for six months ended June 30, 2024 compared to the same period in 2023 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store properties for the periods ended June 30, 2024 and 2023 include Arbors Harbor Town, Parkside Apartments, Axis at Westmont, Valley Ranch Apartments, Autumn Breeze Apartments, Citadel Apartments and Bay Vue Apartments.

The following table reflects total rental revenues and total property operating expenses for the six months ended June 30, 2024 and 2023 for our Same Store properties, acquisition and disposition:

	Six Months Ended June 30,
Description	2024	2023	Change
Rental revenues:
Same Store	$22,949	$22,104	$845
Acquisition	1,960	-	1,960
Disposition	-	2,869	(2,869)
Total rental revenues	$24,909	$24,973	$(64)

Property operating expenses:
Same Store	$7,092	$7,136	$(44)
Acquisition	734	-	734
Disposition	10	857	(847)
Total property operating expenses	$7,836	$7,993	$(157)

Revenues Rental revenues for the six months ended June 30, 2024 were $24.9 million, a decrease of $0.1 million, compared to $25.0 million for the same period in 2023. Excluding the effect of our recent acquisition and disposition activities discussed above, our rental revenues increased by $0.8 million for our Same Store properties during the 2024 period. This increase reflects the higher average monthly rent per unit for most of our Same Store properties during the 2024 period as well as the changes in occupancy during the periods.

Property Operating Expenses Property operating expenses for the six months ended June 30, 2024 were $7.8 million, a decrease of $0.2 million, compared to $8.0 million for the same period in 2023. Excluding the effect of our recent acquisition and disposition activities discussed above, our property operating expenses were relatively flat during the 2024 period.

Real Estate Taxes Real estate taxes for the six months ended June 30, 2024 were $3.5 million, a decrease of $0.2 million, compared to $3.7 million for the same period in 2023. Excluding the effect of our recent acquisition and disposition activities discussed above, our real estate taxes decreased slightly by $0.1 million for our Same Store properties during the 2024.

General and Administrative Expenses General and administrative expenses for both the six months ended June 30, 2024 and 2023 were $3.8 million.

Depreciation and Amortization Depreciation and amortization expense for the six months ended June 30, 2024 was $7.7 million, an increase of $0.8 million, compared to $6.9 million for the same period in 2023. Excluding the effect of our recent acquisition and disposition activities discussed above, our depreciation and amortization expenses increased by $0.2 million for our Same Store properties during the 2024 period.

Interest Expense, Net Interest expense, net for the six months ended June 30, 2024 was $7.6 million, an increase of $0.4 million, compared to $7.2 million for the same period in 2023. Interest expense is primarily attributable to financings associated with our multifamily real estate properties and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during each of the periods. Excluding the effect of our recent acquisition and disposition activities discussed above, interest expense, net for our Same Store properties increased by $0.8 million during the 2024 period. Additionally, during the six months ended June 30, 2024 and 2023, we earned $1.6 million and $1.3 million, respectively, from the interest rate cap contracts which is recorded in interest expense, net.

Mark to Market Adjustment on Derivative Financial Instruments During the six months ended June 30, 2024 and 2023, we recorded negative mark to market adjustment of $1.4 million and $1.2 million, respectively. These mark to market adjustments represented the change in the fair value of our interest rate cap contracts during the applicable period.

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

The advisory agreement has a one-year term and is renewable annually upon the mutual consent of our Advisor and our independent directors.

The following table represents the fees incurred associated with the payments to our Advisor and its affiliates for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Acquisition fees and acquisition expense reimbursement(1)	$-	$-	$-	$21
Property management oversight fees (property operating expenses)	135	135	267	270
Administrative services reimbursement (general and administrative costs)	392	377	783	753
Asset management fees (general and administrative costs)	898	907	1,798	1,813
Total	$1,425	$1,419	$2,848	$2,857

(1)	Capitalized to the corresponding asset and amortized over its estimated useful life.

Summary of Cash Flows

Operating activities

The cash provided by operating activities of $3.4 million for the six months ended June 30, 2024 consisted of our net loss of $5.5 million plus the net negative change in operating assets and liabilities of $0.9 million adjusted to add back the negative mark to market adjustments on derivative financial instruments of $1.4 million, depreciation and amortization of $7.7 million and amortization of deferred financing costs of $0.7 million.

Investing activities

The cash provided by investing activities of $3.2 million for the six months ended June 30, 2024 consisted primarily of payments received on our note receivable of $4.9 million partially offset by capital expenditures of $1.7 million.

Financing activities

The cash used in financing activities of $4.6 million for the six months ended June 30, 2024 consisted primarily of principal payments on notes payable of $0.9 million and redemptions and cancellation of common stock of $4.0 million offset by proceeds from notes payable of $0.2 million.

Debt Financings

From time to time, we have obtained mortgage, bridge, or mezzanine loans for acquisitions and investments, as well as property development, redevelopment and renovations. In the future, we may obtain new financings for such activities or to refinance our existing real estate assets, depending on multiple factors.

Our notes payable balance was $287.1 million, net of deferred financing fees of $2.0 million, and had a weighted average interest rate of 5.84% as of June 30, 2024. Our notes payable balance was $287.0 million, net of deferred financing fees of $2.8 million, and had a weighted average interest rate of 5.02% as of December 31, 2023.

Derivative Financial Instruments

We have entered into interest rate cap contracts with unrelated financial institutions in order to reduce the effect of increases to interest rates associated with certain of our variable rate debt. We are exposed to credit risk in the event of non-performance by the counterparty to these financial instruments. Management believes the risk of loss due to non-performance is minimal.

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

Pursuant to the terms of our BayVue Apartments Mortgage and our Citadel Apartments Mortgages, we are required to enter into one or more interest rate cap contracts which cap SOFR at prescribed amounts for as long as these mortgages remain outstanding.

As of June 30, 2024, we had two interest rate cap contracts. The first interest rate cap contract, which was entered into at a cost of $1.4 million on July 17, 2023 with an effective date of July 15, 2023, had a notional amount of $52.2 million, matured on July 15, 2024 and effectively capped SOFR at 2.50% during its term. The second interest rate cap contract, which was entered into at a cost of $0.8 million on March 13, 2024 with an effective date of April 11, 2024, has a notional amount of $49.0 million, matures on October 11, 2024 and effectively caps SOFR at 2.00% during its term. Additionally, on July 8, 2024, we entered into another interest rate cap contract with an unrelated financial institution at a cost of $1.1 million. This interest rate cap contract has substantially similar terms as the interest rate cap contract that matured on July 15, 2024 and is effective from July 15, 2024 through its maturity on July 15, 2025.

Contractual Obligations

One of our principal short-term and long-term liquidity requirements includes the debt service payments on our outstanding notes payable. The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness, as of June 30, 2024, but after taking into consideration the aforementioned extension of the maturity of the BayVue Apartments Mortgage to July 9, 2025.

Contractual Obligations	2024	2025	2026	2027	2028	Thereafter	Total
Principal Maturities	$49,873	$64,755	$112,877	$654	$676	$60,313	$289,148
Interest Payments(1)	7,773	10,657	4,003	3,023	3,008	3,263	31,727
Total Contractual Obligations	$57,646	$75,412	$116,880	$3,677	$3,684	$63,576	$320,875

(1)	These amounts represent future interest payments related to notes payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month SOFR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month SOFR rate as of June 30, 2024 was used.

As of June 30, 2024, we were in compliance with all of our financial debt covenants.

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

Our calculations of FFO and MFFO are presented below (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Description	2024	2023	2024	2023
Net loss	$(3,044)	$(2,640)	$(5,549)	$(4,627)
FFO adjustments:
Depreciation and amortization of real estate assets	3,837	3,466	7,659	6,906
Income tax on sale of real estate	740	631	740	631
FFO	1,533	1,457	2,850	2,910
MFFO adjustments:
Other adjustments:
Mark to market adjustments(1)	665	664	1,389	1,190
Non-recurring loss from extinguishment/sale of debt, derivatives or securities holdings(2)	10	6	9	8
MFFO - IPA recommended format	$2,208	$2,127	$4,248	$4,108

Net loss	$(3,044)	$(2,640)	$(5,549)	$(4,627)
Net loss per common share, basic and diluted	$(0.16)	$(0.13)	$(0.29)	$(0.23)

FFO	$1,533	$1,457	$2,850	$2,910
FFO per common share, basic and diluted	$0.08	$0.07	$0.15	$0.15

Weighted average number of common shares outstanding, basic and diluted	19,280	19,918	19,361	19,977

1)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
2)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

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

For the six months ended June 30, 2024, we repurchased 304,414 Common Shares, pursuant to our Amended SRP at a weighted average price of $13.14. For the six months ended June 30, 2023, we repurchased 169,651 Common Shares, pursuant to its Amended SRP at a weighted average price of $12.67.

Distributions

We made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2008. U.S. federal tax law requires a REIT to distribute at least 90% of its annual REIT taxable income (which does not equal net income, as calculated in accordance with GAAP determined without regard to the deduction for dividends paid and excluding any net capital gain. In order to continue to qualify for REIT status, we may be required to make distributions in excess of cash available. Distributions, if any, are authorized at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. Such analyses may include actual and anticipated operating cash flow, capital expenditure needs, general financial and market conditions, proceeds from asset sales and other factors that our Board of Directors deems relevant. Our Board of Directors’ decisions will be substantially influenced by the intention to maintain our federal tax status as a REIT. However, we cannot provide assurance that we will pay distributions at any particular level, or at all.

We did not make any distributions to our stockholders during the six months ended June 30, 2024 and 2023.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of June 30, 2024, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control-New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of June 30, 2024, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Submission of Matters to a Vote of Security Holders.

On August 8, 2024, Lightstone Value Plus REIT V, Inc. (the “Company”) held its annual meeting of stockholders. According to the inspector of elections, a total of 6,775,189 shares of the Company’s common stock outstanding and entitled to vote were represented at the meeting in person or by proxy, representing 35.2% of the total number of shares entitled to vote at the meeting. The voting results, as certified by the inspector of elections, are as follows:

Proposal 1 - Election of Directors.

The Company’s stockholders elected eight directors of the Company to hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Stockholders voted as follows:

	FOR	WITHHELD	BROKER NON-VOTES
Andreas K. Bremer	6,296,647	478,542	-
Diane S. Detering-Paddison	6,297,280	477,909	-
Mitchell C. Hochberg	6,303,696	471,493	-
Jeffrey F. Joseph	6,306,926	468,263	-
David Lichtenstein	6,310,754	464,435
Jeffrey P. Mayer	6,302,771	472,418	-
Cynthia Pharr Lee	6,281,955	493,234	-
Steven Spinola	6,298,943	476,246	-

Item 6.	Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT V, INC.

Date: August 14, 2024	By:	/s/ Mitchell C. Hochberg
Mitchell C. Hochberg
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed on August 14, 2024, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed or furnished herewith
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.