Form 10-Q
period 2024-09-30
Lightstone Value Plus REIT V, Inc.
filed 2024-11-14
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 7, 2024, the Registrant had approximately 18.9 million shares of common stock outstanding.

LIGHTSTONE VALUE PLUS REIT V, INC.

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets

Investment property:
Land and improvements	$85,423	$85,139
Building and improvements	345,420	342,732
Furniture, fixtures and equipment	11,696	11,333
Gross investment property	442,539	439,204
Less accumulated depreciation	(74,133)	(63,544)
Net investment property	368,406	375,660

Cash and cash equivalents	54,482	47,125
Marketable securities, available for sale	3,839	3,675
Restricted cash	6,221	19,421
Note receivable, net	-	4,898
Prepaid expenses and other assets	3,538	4,350
Total Assets	$436,486	$455,129

Liabilities and Stockholders’ Equity

Notes payable, net	$281,520	$287,029
Accounts payable and accrued and other liabilities	9,090	7,516
Distribution payable	8,021	-
Total liabilities	298,631	294,545

Commitments and Contingencies

Stockholders’ Equity:

Company’s stockholders’ equity:
Preferred stock, $.0001 par value per share; 50.0 million shares authorized, none issued and outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value per share; 350.0 million shares authorized, 19.1 million and 19.6 million shares issued and outstanding, respectively	2	2
Additional paid-in-capital	157,846	163,846
Accumulated other comprehensive loss	(1)	(107)
Accumulated deficit	(19,992)	(3,157)
Total Stockholders’ Equity	137,855	160,584
Total Liabilities and Stockholders’ Equity	$436,486	$455,129

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Dollars and shares in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Rental revenues	$12,513	$12,695	$37,422	$37,668

Expenses
Property operating expenses	4,279	4,186	12,115	12,179
Real estate taxes	1,858	1,836	5,373	5,536
General and administrative	1,967	2,093	5,780	5,862
Depreciation and amortization	3,854	3,357	11,513	10,263
Total expenses	11,958	11,472	34,781	33,840

Interest expense, net	(3,782)	(4,024)	(11,402)	(11,245)
Interest income	703	741	2,221	2,066
Mark to market adjustment on derivative financial instruments	(1,073)	(462)	(2,462)	(1,652)
Other income, net	332	276	188	130
Net loss	$(3,265)	$(2,246)	$(8,814)	$(6,873)

Weighted average shares outstanding:
Basic and diluted	19,139	19,787	19,286	19,904

Basic and diluted loss per share	$(0.17)	$(0.11)	$(0.46)	$(0.35)

Comprehensive loss:
Net loss	$(3,265)	$(2,246)	$(8,814)	$(6,873)
Other comprehensive income/(loss):
Holding gain/(loss) on marketable securities, available for sale	94	(3)	98	9
Reclassification adjustment for (gain)/loss on sale of marketable securities included in net loss	(1)	-	8	8
Total other comprehensive income/(loss)	93	(3)	106	17
Comprehensive loss	$(3,172)	$(2,249)	$(8,708)	$(6,856)

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Stockholders’ Equity

(Dollars and shares in thousands)

(unaudited)

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE, June 30, 2023	1	$-	19,874	$2	$167,846	$(200)	$(38,501)	$129,147

Net loss	-	-	-	-	-	-	(2,246)	(2,246)
Redemption and cancellation of common stock	-	-	(159)	-	(2,000)	-	-	(2,000)
Distributions declared	-	-	-	-	-	-	(2,169)	(2,169)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	-	-	(3)	-	(3)

BALANCE, September 30, 2023	1	$-	19,715	$2	$165,846	$(203)	$(42,916)	$122,729

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE, December 31, 2022	1	$-	20,044	$2	$169,996	$(220)	$(33,874)	$135,904

Net loss	-	-	-	-	-	-	(6,873)	(6,873)
Redemption and cancellation of common stock	-	-	(329)	-	(4,150)	-	-	(4,150)
Distributions declared	-	-	-	-	-	-	(2,169)	(2,169)
Other comprehensive income:
Holding gain on marketable securities, available for sale	-	-	-	-	-	9	-	9
Reclassification adjustment for loss on sale of marketable securities included in net loss	-	-	-	-	-	8	-	8

BALANCE, September 30, 2023	1	$-	19,715	$2	$165,846	$(203)	$(42,916)	$122,729

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE, June 30, 2024	1	$-	19,250	$2	$159,846	$(94)	$(8,706)	$151,048

Net loss	-	-	-	-	-	-	(3,265)	(3,265)
Redemption and cancellation of common stock	-	-	(153)	-	(2,000)	-	-	(2,000)
Distribution declared	-	-	-	-	-	-	(8,021)	(8,021)
Other comprehensive income/(loss):
Holding gain on marketable securities, available for sale	-	-	-	-	-	94	-	94
Reclassification adjustment for gain on sale of marketable securities included in net loss	-	-	-	-	-	(1)	-	(1)

BALANCE, September 30, 2024	1	$-	19,097	$2	$157,846	$(1)	$(19,992)	$137,855

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE, December 31, 2023	1	$-	19,554	$2	$163,846	$(107)	$(3,157)	$160,584

Net loss	-	-	-	-	-	-	(8,814)	(8,814)
Redemption and cancellation of common stock	-	-	(457)	-	(6,000)	-	-	(6,000)
Distribution declared	-	-	-	-	-	-	(8,021)	(8,021)
Other comprehensive income:
Holding gain on marketable securities, available for sale	-	-	-	-	-	98	-	98
Reclassification adjustment for loss on sale of marketable securities included in net loss	-	-	-	-	-	8	-	8

BALANCE, September 30, 2024	1	$-	19,097	$2	$157,846	$(1)	$(19,992)	$137,855

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,814)	$(6,873)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,513	10,263
Amortization of deferred financing fees	998	1,425
Mark to market adjustment on derivative financial instruments	2,462	1,652
Non-cash interest income	-	(20)
Other non-cash adjustments	8	(152)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(2,573)	(3,910)
Increase in accounts payable and accrued and other liabilities	1,300	412
Net cash provided by operating activities	4,894	2,797

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(3,064)	(4,533)
Purchases of marketable securities	(903)	(706)
Proceeds from sale of marketable securities	838	613
Funding of note receivable, net	-	(1,098)
Proceeds from repayment of note receivable, net	4,898	-
Net cash provided by/(used in) investing activities	1,769	(5,724)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	210	729
Payments on notes payable	(6,284)	(1,584)
Payment of loan fees and expenses	(432)	-
Redemption and cancellation of common stock	(6,000)	(4,150)
Net cash used in financing activities	(12,506)	(5,005)

Change in cash, cash equivalents and restricted cash	(5,843)	(7,932)
Cash, cash equivalents and restricted cash, beginning of year	66,546	64,751
Cash, cash equivalents and restricted cash, end of period	$60,703	$56,819

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$12,629	$13,422
Cash paid for taxes	$81	$719
Distributions declared	$8,021	$2,169
Capital expenditures for investment property in accounts payable and accrued and other liabilities	$435	$223

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$54,482	$51,855
Restricted cash	6,221	4,964
Total cash, cash equivalents and restricted cash	$60,703	$56,819

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

Substantially all of the Company’s business is conducted through Lightstone REIT V OP LP, a limited partnership organized in Delaware (the “Operating Partnership”). As of September 30, 2024, the Company’s wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner. As of September 30, 2024, the Company’s wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

All of the Company’s current investments are located in the U.S. The Company currently intends to hold its various real properties until such time as its board of directors (the “Board of Directors”) determines that a sale or other disposition appears to be advantageous to achieve the Company’s investment objectives or until it appears that the objectives will not be met. The Company currently has one operating segment. As of September 30, 2024, the Company wholly owned and consolidated eight multifamily real estate properties containing an aggregate of 2,520 apartment units (see Note 5).

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

See Note 9 for additional information.

Organization

In connection with the Company’s initial capitalization, the Company issued 22,500 shares of its common stock (“Common Shares”) and 1,000 shares of its convertible stock to the Company’s former advisor on January 19, 2007. The 1,000 shares of convertible stock were transferred to an affiliate of Lightstone on February 10, 2017 and remain outstanding. As of September 30, 2024, the Company had 19.1 million Common Shares outstanding.

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

Reclassifications

Certain prior period amounts may have been reclassified to conform to the current period presentation.

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

The Company’s income tax expense and benefits are included in other income, net on its consolidated statements of operations. During the three and nine months ended September 30, 2024, the Company recorded an income tax benefit of $0.1 million and income tax expense of $0.7 million, respectively, primarily related to estimated state income taxes. During the three and nine months ended September 30, 2023, the Company recorded income tax expense of $34 and $0.8 million, respectively, primarily related to estimated state income taxes.

As of September 30, 2024 and December 31, 2023, the Company had no material uncertain income tax positions.

Concentration of Credit Risk

As of September 30, 2024 and December 31, 2023, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

As of December 31, 2023, the carrying amount of the Senior Mortgage Loan was $4.9 million ($5.0 million of principal less $0.1 million interest reserve). During February 2024, the Loan Borrower made a principal paydown of $2.0 million with net proceeds from the sale of a condominium unit reducing the outstanding principal balance of the Senior Mortgage Loan to $3.0 million and the Company simultaneously allowed the Loan Borrower to exercise the six-month extension option extending the maturity date to September 1, 2024. However, in June 2024, the Loan Borrower repaid the remaining outstanding principal balance of $3.0 million in full with net proceeds from the sale of an additional condominium unit. In connection with the repayment in full of the Senior Mortgage Loan, the Company released the interest reserve of $0.1 million to the Loan Borrower.

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

As of September 30, 2024 and December 31, 2023, the Company estimated that the carrying value of its cash and cash equivalents, restricted cash, note receivable, prepaid expenses and other assets (exclusive of interest rate cap contracts - see Note 6), and accounts payable and accrued and other liabilities were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

The fair value of the notes payable is categorized as a Level 2 in the fair value hierarchy. The fair value was estimated using a discounted cash flow analysis valuation on the estimated borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2024 and December 31, 2023. Carrying amounts of the Company’s notes payable and the related estimated fair value is summarized as follows:

	As of September 30, 2024		As of December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable	$283,719	$276,470	$289,794	$280,833

5.	Real Estate Properties

The following table presents certain information about the Company’s wholly owned and consolidated multifamily real estate properties as of September 30, 2024:

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

6.	Marketable Securities, Derivative Financial Instruments and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of September 30, 2024
Debt securities:	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate and Government Bonds	$3,840	$82	$(83)	$3,839

	As of December 31, 2023
Debt securities:	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate and Government Bonds	$3,783	$37	$(145)	$3,675

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

As of September 30, 2024, the Company has not recognized an allowance for expected credit losses related to its available-for-sale debt securities as the Company has not identified any unrealized losses for these investments attributable to credit factors. The Company’s unrealized losses on investments in corporate and government bonds was primarily caused by an increase in market interest rates. The Company does not currently intend to sell these investments and therefore, it is more likely than not that the Company will not be required to sell these investments before the recovery of their amortized cost basis.

The following table summarizes the estimated fair value of the Company’s investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of September 30, 2024
Due in 1 year	$792
Due in 1 year through 5 years	3,009
Due in 5 years through 10 years	38
Due after 10 years	-
Total	$3,839

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

The fair value of the Company’s interest rate cap contracts was $0.7 million and $1.3 million as of September 30, 2024 and December 31, 2023, respectively, and is included in prepaid expenses and other assets on the consolidated balance sheets (see Note 7).

For the three and nine months ended September 30, 2024, the Company recorded unrealized losses of $1.1 million and $2.5 million, respectively, and for the three and nine months ended September 30, 2023, the Company recorded unrealized losses of $0.5 million and $1.7 million, respectively. Unrealized gains and losses are classified as mark to market adjustment on derivative financial instruments on the Company’s consolidated statements of operations and represent the changes in the fair value of these economic hedges during such periods.

During the three and nine months ended September 30, 2024, the Company earned $0.7 million and $2.3 million, respectively, and during the three and nine months ended September 30, 2023, the Company earned $0.8 million and $2.1 million, respectively from its interest rate cap contracts. Earnings from interest rate cap contracts are recorded in interest expense, net on the Company’s consolidated statements of operations.

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

The fair values of the Company’s investments in debt securities are measured using quoted prices for these investments; however, the markets for these assets are not active. The fair values of the Company’s interest rate cap contracts are measured using other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of September 30, 2024 and December 31, 2023, all of the Company’s debt securities and interest rate cap contracts were classified as Level 2 assets and there were no transfers between the level classifications during the nine months ended September 30, 2024 and 2023.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

7.	Notes Payable

Notes payable consists of the following:

Property	Interest Rate	Weighted Average Interest Rate for the Nine Months Ended September 30, 2024	Maturity Date	Amount Due at Maturity	As of September 30, 2024	As of December 31, 2023
Arbors Harbor Town	4.53%	4.53%	January 1, 2026	$29,000	$29,000	$29,000

Arbors Harbor Town Supplemental	3.52%	3.52%	January 1, 2026	5,379	5,531	5,618

Parkside Apartments	4.45%	4.45%	June 1, 2025	15,782	16,032	16,298

Axis at Westmont	4.39%	4.39%	February 1, 2026	34,343	35,338	35,836

Valley Ranch Apartments	4.16%	4.16%	March 1, 2026	43,414	43,414	43,414

Autumn Breeze Apartments	3.39%	3.39%	April 1, 2030	25,518	29,110	29,544

BayVue Apartments	SOFR + 3.11% (floor 3.21%)	8.45%	July 9, 2025	47,383	47,383	47,173

Citadel Apartments Senior	SOFR + 1.61% (floor 1.71%)	6.92%	October 11, 2026	35,200	35,200	39,200

Citadel Apartments Junior	SOFR + 8.86% (floor 8.96%)	14.49%	October 11, 2026	8,800	8,800	9,800

Camellia World Apartments	6.05%	6.05%	January 1, 2030	33,911	33,911	33,911

Total notes payable		5.76%		$278,730	283,719	289,794

Less: Deferred financing costs					(2,199)	(2,765)

Total notes payable, net					$281,520	$287,029

SOFR as of September 30, 2024 and December 31, 2023 was 4.96% and 5.35%, respectively. The Company’s loans are secured by the indicated real estate and are non-recourse to the Company, unless otherwise indicated.

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

The Citadel Apartments Mortgages were initially scheduled to mature on October 11, 2024, and had two one-year extension options, subject to the satisfaction of certain conditions. The Citadel Apartments Mortgages are both collateralized by the Citadel Apartments, however, the Citadel Apartments Junior Mortgage is subordinate to the Citadel Apartments Senior Mortgage.

Pursuant to the terms of the Citadel Apartments Mortgages, the Company is required to enter into one or more interest rate cap contracts in the aggregate notional amount of $49.0 million for as long as the Citadel Apartments Mortgages remain outstanding. On September 11, 2023, the Company entered into an interest rate cap contract with an unrelated financial institution at a cost of $0.9 million, with a notional amount of $49.0 million, pursuant to which the SOFR rate was capped at 2.00%. This interest rate cap contract had an effective date of October 11, 2023 and a maturity date of April 11, 2024. On March 13, 2024, the Company entered into another interest rate cap contract with an unrelated financial institution at a cost of $0.8 million. This interest rate cap contract had substantially similar terms as the interest rate cap contract that matured on April 11, 2024 and was effective from April 11, 2024 through its maturity on October 11, 2024.

On September 26, 2024, the maturity date of the Citadel Apartments Mortgages were both extended from October 11, 2024 to October 11, 2026. In connection with these extensions, the Company made an aggregate principal paydown of $5.0 million, which reduced the outstanding balances of the Citadel Apartments Senior Mortgage from $39.2 million to $35.2 million and the Citadel Apartments Junior Mortgage from $9.8 million to $8.8 million.

Additionally, on October 10, 2024, the Company entered into another interest rate cap contract with an effective date of October 11, 2024, with an unrelated financial institution at a cost of $0.5 million. This interest rate cap contract has a reduced notional amount of $44.0 million (as a result of the aggregate principal paydown of $5.0 million made on September 26, 2024), matures on October 11, 2025 and effectively caps SOFR at 3.00% during its term.

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

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

As of September 30, 2024, the outstanding principal balance and remaining availability under the BayVue Apartments Mortgage was $47.4 million and $4.8 million, respectively. The remaining availability may be drawn for certain capital improvements to the property pursuant to the loan agreement. Although the BayVue Apartments Mortgage is currently scheduled to mature on July 9, 2025, the Company currently intends to exercise the remaining one-year extension option to extend the maturity of the BayVue Apartments Mortgage to July 9, 2026. If the Company extends the maturity of the BayVue Apartments Mortgage, it will be required to enter into another interest rate cap contract at substantially similar terms as its interest rate cap contract that matures on July 15, 2025, pursuant to the terms of the BayVue Apartment Mortgage.

Parkside Apartments Mortgage

The non-recourse mortgage loan collateralized by the Parkside Apartments (the “Parkside Apartments Mortgage”) (outstanding principal balance of $16.0 million as of September 30, 2024) is scheduled to mature on June 1, 2025. The Company currently intends to refinance the Parkside Apartments Mortgage on or before its scheduled maturity date.

The following table provides information with respect to the contractual maturities and scheduled principal repayments of the Company’s indebtedness as of September 30, 2024.

	2024	2025	2026	2027	2028	Thereafter	Total
Principal maturities	$444	$64,755	$156,877	$654	$676	$60,313	$283,719
Less: Deferred financing costs							(2,199)
Total notes payable, net							$281,520

As of September 30, 2024, the Company was in compliance with all of its financial debt covenants.

8.	Stockholders’ Equity

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

For the nine months ended September 30, 2024, the Company repurchased 456,621 Common Shares, pursuant to its Amended SRP at a weighted average price of $13.14. For the nine months ended September 30, 2023, the Company repurchased 329,140 Common Shares, pursuant to its Amended SRP at a weighted average price of $12.61.

Distributions

The Company did not make any distributions to its stockholders during the nine months ended September 30, 2024 and 2023.

On September 27, 2024, the Company’s Board of Directors declared a special cash distribution of $0.42 per Common Share payable to stockholders of record as of September 30, 2024 (the “2024 Special Distribution”). The 2024 Special Distribution totaled $8.0 million, which represented a portion of the net proceeds generated from asset sales, and was paid on or about October 15, 2024.

On September 20, 2023, the Company’s Board of Directors declared a special cash distribution of $0.11 per Common Share payable to stockholders of record as of September 30, 2023 (the “2023 Special Distribution”). The 2023 Special Distribution totaled $2.2 million, which represented of a portion of the net proceeds generated from asset sales, and was paid on or about October 16, 2023.

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

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table represents the fees incurred associated with the payments to the Company’s Advisor and its affiliates for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Acquisition fees and acquisition expense reimbursement(1)	$-	$-	$-	$21
Property management fees (property operating expenses)	134	135	401	405
Administrative services reimbursement (general and administrative costs)	404	391	1,187	1,144
Asset management fees (general and administrative costs)	897	908	2,695	2,721
Total	$1,435	$1,434	$4,283	$4,291

(1)	Capitalized to the corresponding asset and amortized over its estimated useful life.

10.	Commitments and Contingencies

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

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include discussion and analysis of the financial condition of Lightstone Value Plus REIT V, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including our ability to make accretive real estate or real estate-related investments, rent space on favorable terms, to address our debt maturities and to fund our liquidity requirements, to sell our assets when we believe advantageous to achieve our investment objectives, our anticipated capital expenditures, the amount and timing of future cash distributions, if any, to our stockholders, the estimated net asset value (“NAV”) per Common Share (“NAV per Share”), and other matters. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

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

All of our current investments are located in the U.S. We currently intend to hold our various real properties until such time as our board of directors (the “Board of Directors”) determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. We currently have one operating segment. As of September 30, 2024, we wholly owned and consolidated eight multifamily real estate properties containing an aggregate 2,520 apartment units.

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

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of $54.5 million, marketable securities, available for sale of $3.8 million and restricted cash of $6.2 million.

Our principal demands for funds going forward are expected to be for the payment of (a) operating expenses, including capital expenditures, and (b) scheduled debt service on our outstanding indebtedness, including any required replacement interest rate cap contracts. We also may, at our discretion, use funds for (a) tender offers and/or redemptions of our Common Shares, (b) distributions, if any, to our shareholders, and (c) selective acquisitions and/or real estate-related investments. Generally, we expect to meet our cash needs with our cash and cash equivalents and marketable securities on hand along with our cash flow from operations, the release of certain funds held in restricted cash and the remaining availability of $4.8 million on one of our non-recourse mortgage loans (the “BayVue Apartments Mortgage”).

However, to the extent that these sources are not sufficient to cover our cash needs, we may use proceeds from additional borrowings and/or selective asset sales to fund such needs.

As of September 30, 2024, the outstanding principal balance and remaining availability under our non-recourse mortgage loan collateralized by the BayVue Apartments (the “BayVue Apartments Mortgage”) was $47.4 million and $4.8 million, respectively. The remaining availability may be drawn for certain capital improvements to the property pursuant to the loan agreement. Although the BayVue Apartments Mortgage is scheduled to mature on July 9, 2025, the Company currently intends to exercise the remaining one-year extension option, subject to the satisfaction of certain conditions, to extend the maturity of the BayVue Apartments Mortgage to July 9, 2026. If the Company extends the maturity of the BayVue Apartments Mortgage, it will be required to enter into another interest rate cap contract at substantially similar terms as its interest rate cap contract that matures on July 15, 2025, pursuant to the terms of the BayVue Apartment Mortgage.

Our non-recourse mortgage loan collateralized by the Parkside Apartments (the “Parkside Apartments Mortgage”) (outstanding principal balance of $16.0 million as of September 30, 2024) is scheduled to mature on June 1, 2025. We currently intend to refinance the Parkside Apartments Mortgage on or before its scheduled maturity date.

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

Concentration of Credit Risk

As of September 30, 2024 and December 31, 2023, we had cash deposited in certain financial institutions in excess of federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Results of Operations

We currently have one operating segment. As of September 30, 2024, we wholly owned and consolidated eight multifamily real estate properties.

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

Three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Our results of operations for the three months ended September 30, 2024 compared to the same period in 2023 reflect our acquisition and disposition activities during such periods. Properties which were owned by us during the entire periods presented are referred to as our “Same Store” properties.

The following table provides summary information about our results of operations:

	Three Months Ended September 30,		Increase/	Percentage	Change due to	Change due to	Change due to Same
	2024	2023	(Decrease)	Change	Acquisitions(1)	Dispositions(2)	Store(3)
Rental revenues	$12,513	$12,695	$(182)	(1.0%)	$948	$(1,482)	$352
Property operating expenses	4,279	4,186	93	2.0%	439	(491)	145
Real estate taxes	1,858	1,836	22	1.0%	144	(209)	87
General and administrative	1,967	2,093	(126)	(6.0%)	12	(7)	(131)
Depreciation and amortization	3,854	3,357	497	15.0%	701	(281)	77
Interest expense, net	3,782	4,024	(242)	(6.0%)	570	(376)	(436)

(1)	Represents the effect on our operating results for the periods indicated resulting from our acquisition of the Camellia World Apartments on December 19, 2023.
(2)	Represents the effect on our results for the periods indicated resulting from our disposition of the Flats at Fishers on November 1, 2023.
(3)

Represents the change for three months ended September 30, 2024 compared to the same period in 2023 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store properties for the periods ended September 30, 2024 and 2023 include Arbors Harbor Town, Parkside Apartments, Axis at Westmont, Valley Ranch Apartments, Autumn Breeze Apartments, Citadel Apartments and Bay Vue Apartments.

The following table reflects total rental revenues and total property operating expenses for the three months ended September 30, 2024 and 2023 for our Same Store properties, acquisition and disposition:

	Three Months Ended September 30,
Description	2024	2023	Change
Rental revenues:
Same Store	$11,565	$11,213	$352
Acquisition	948	-	948
Disposition	-	1,482	(1,482)
Total rental revenues	$12,513	$12,695	$(182)

Property operating expenses:
Same Store	$3,838	$3,693	$145
Acquisition	439	-	439
Disposition	2	493	(491)
Total property operating expenses	$4,279	$4,186	$93

The tables below reflect occupancy and effective monthly rental rates for our eight multifamily real estate properties as of the dates indicated:

	Occupancy		Effective Monthly Rent per Unit(1)
	As of September 30,		As of September 30,
Property	2024	2023	2024	2023
Arbors Harbor Town	91%	90%	$1,729	$1,743
Parkside Apartments	91%	95%	$1,414	$1,397
Axis at Westmont	95%	95%	$1,620	$1,552
Valley Ranch Apartments	95%	94%	$1,888	$1,856
Autumn Breeze Apartments	95%	95%	$1,543	$1,464
BayVue Apartments	90%	91%	$1,598	$1,539
Citadel Apartments	96%	95%	$1,719	$1,720
Camellia World Apartments(2)	94%	N/A	$1,507	N/A

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.
(2)	Camellia World Apartments were acquired on December 19, 2023.

Revenues Rental revenues for the three months ended September 30, 2024 were $12.5 million, a decrease of $0.2 million, compared to $12.7 million for the same period in 2023. Excluding the effect of our recent acquisition and disposition activities discussed above, our rental revenues increased by $0.4 million for our Same Store properties during the 2024 period. This increase reflects the higher average monthly rent per unit for most of our Same Store properties during the 2024 period as well as the changes in occupancy during the periods.

Property Operating Expenses Property operating expenses for the three months ended September 30, 2024 were $4.3 million, a slight increase of $0.1 million, compared to $4.2 million for the same period in 2023. Excluding the effect of our recent acquisition and disposition activities discussed above, our property operating expenses increased slightly by $0.1 million for our Same Store properties during the 2024 period.

Real Estate Taxes Real estate taxes for the three months ended September 30, 2024 were $1.9 million, an increase of $0.1 million, compared to $1.8 million for the same period in 2023. Excluding the effect of our recent acquisition and disposition activities discussed above, our real estate taxes increased slightly by $0.1 million for our Same Store properties during the 2024 period.

General and Administrative Expenses General and administrative expenses for the three months ended September 30, 2024 were $2.0 million, a slight decrease of $0.1 million, compared to $2.1 million for the same period in 2023. Excluding the effect of our recent acquisition and disposition activities discussed above, our general and administrative expenses decreased slightly by $0.1 million for our Same Store properties during the 2024 period.

Depreciation and Amortization Depreciation and amortization expense for the three months ended September 30, 2024 was $3.9 million, an increase of $0.5 million, compared to $3.4 million for the same period in 2023. Excluding the effect of our recent acquisition and disposition activities discussed above, our depreciation and amortization expenses increased slightly by $0.1 million for our Same Store properties during the 2024 period.

Interest Expense, Net Interest expense, net for the three months ended September 30, 2024 was $3.8 million, a decrease of $0.2 million, compared to $4.0 million for the same period in 2023. Interest expense is primarily attributable to financings associated with our multifamily real estate properties and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during each of the periods. Excluding the effect of our recent acquisition and disposition activities discussed above, interest expense, net for our Same Store properties decreased by $0.4 million during the 2024 period. Additionally, during the three months ended September 30, 2024 and 2023, we earned $0.7 million and $0.8 million, respectively, from our interest rate cap contracts which is recorded in interest expense, net.

Mark to Market Adjustment on Derivative Financial Instruments During the three months ended September 30, 2024 and 2023, we recorded negative mark to market adjustment of $1.1 million and $0.5 million, respectively. These mark to market adjustments represented the change in the fair value of our interest rate cap contracts during the applicable period.

Nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Our results of operations for the nine months ended September 30, 2024 compared to the same period in 2023 reflect our acquisition and disposition activities during such periods. Properties which were owned by us during the entire periods presented are referred to as our “Same Store” properties.

The following table provides summary information about our results of operations:

	Nine Months Ended September 30,		Increase/	Percentage	Change due to	Change due to	Change due to Same
	2024	2023	(Decrease)	Change	Acquisitions(1)	Dispositions(2)	Store(3)
Rental revenues	$37,422	$37,668	$(246)	(1.0%)	$2,908	$(4,351)	$1,197
Property operating expenses	12,115	12,179	(64)	(1.0%)	1,174	(1,338)	100
Real estate taxes	5,373	5,536	(163)	(3.0%)	432	(630)	35
General and administrative	5,780	5,862	(82)	(1.0%)	20	(30)	(72)
Depreciation and amortization	11,513	10,263	1,250	12.0%	2,103	(1,120)	267
Interest expense, net	11,402	11,245	157	1.0%	1,700	(1,141)	(402)

(1)	Represents the effect on our operating results for the periods indicated resulting from our acquisition of the Camellia World Apartments on December 19, 2023.
(2)	Represents the effect on our results for the periods indicated resulting from our disposition of the Flats at Fishers on November 1, 2023.
(3)

Represents the change for nine months ended September 30, 2024 compared to the same period in 2023 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store properties for the periods ended September 30, 2024 and 2023 include Arbors Harbor Town, Parkside Apartments, Axis at Westmont, Valley Ranch Apartments, Autumn Breeze Apartments, Citadel Apartments and Bay Vue Apartments.

The following table reflects total rental revenues and total property operating expenses for the nine months ended September 30, 2024 and 2023 for our Same Store properties, acquisition and disposition:

	Nine Months Ended September 30,
Description	2024	2023	Change
Rental revenues:
Same Store	$34,514	$33,317	$1,197
Acquisition	2,908	-	2,908
Disposition	-	4,351	(4,351)
Total rental revenues	$37,422	$37,668	$(246)

Property operating expenses:
Same Store	$10,928	$10,828	$100
Acquisition	1,174	-	1,174
Disposition	13	1,351	(1,338)
Total property operating expenses	$12,115	$12,179	$(64)

Revenues Rental revenues for the nine months ended September 30, 2024 were $37.4 million, a decrease of $0.3 million, compared to $37.7 million for the same period in 2023. Excluding the effect of our recent acquisition and disposition activities discussed above, our rental revenues increased by $1.2 million for our Same Store properties during the 2024 period. This increase reflects the higher average monthly rent per unit for most of our Same Store properties during the 2024 period as well as the changes in occupancy during the periods.

Property Operating Expenses Property operating expenses for the nine months ended September 30, 2024 were $12.1 million, a slight decrease of $0.1 million, compared to $12.2 million for the same period in 2023. Excluding the effect of our recent acquisition and disposition activities discussed above, our property operating expenses increased slightly by $0.1 million for our Same Store properties during the 2024.

Real Estate Taxes Real estate taxes for the nine months ended September 30, 2024 were $5.4 million, a slight decrease of $0.1 million, compared to $5.5 million for the same period in 2023. Excluding the effect of our recent acquisition and disposition activities discussed above, our real estate taxes were relatively flat during the 2024 period.

General and Administrative Expenses General and administrative expenses for the nine months ended September 30, 2024 were $5.8 million, a slight decrease of $0.1 million, compared to $5.9 million for the same period in 2023. Excluding the effect of our recent acquisition and disposition activities discussed above, our general and administrative expenses decreased slightly by $0.1 million for our Same Store properties during the 2024 period.

Depreciation and Amortization Depreciation and amortization expense for the nine months ended September 30, 2024 was $11.5 million, an increase of $1.2 million, compared to $10.3 million for the same period in 2023. Excluding the effect of our recent acquisition and disposition activities discussed above, our depreciation and amortization expenses increased by $0.3 million for our Same Store properties during the 2024 period.

Interest Expense, Net Interest expense, net for the nine months ended September 30, 2024 was $11.4 million, an increase of $0.2 million, compared to $11.2 million for the same period in 2023. Interest expense is primarily attributable to financings associated with our multifamily real estate properties and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during each of the periods. Excluding the effect of our recent acquisition and disposition activities discussed above, interest expense, net for our Same Store properties decreased by $0.4 million during the 2024 period. Additionally, during the nine months ended September 30, 2024 and 2023, we earned $2.3 million and $2.1 million, respectively, from our interest rate cap contracts which is recorded in interest expense, net.

Mark to Market Adjustment on Derivative Financial Instruments During the nine months ended September 30, 2024 and 2023, we recorded negative mark to market adjustment of $2.5 million and $1.7 million, respectively. These mark to market adjustments represented the change in the fair value of our interest rate cap contracts during the applicable period.

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

The advisory agreement has a one-year term and is renewable annually upon the mutual consent of our Advisor and our independent directors.

The following table represents the fees incurred associated with the payments to our Advisor and its affiliates for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Acquisition fees and acquisition expense reimbursement(1)	$-	$-	$-	$21
Property management fees (property operating expenses)	134	135	401	405
Administrative services reimbursement (general and administrative costs)	404	391	1,187	1,144
Asset management fees (general and administrative costs)	897	908	2,695	2,721
Total	$1,435	$1,434	$4,283	$4,291

(1)	Capitalized to the corresponding asset and amortized over its estimated useful life.

Summary of Cash Flows

Operating activities

The cash provided by operating activities of $4.9 million for the nine months ended September 30, 2024 consisted of our net loss of $8.8 million plus the net negative change in operating assets and liabilities of $1.3 million adjusted to add back the negative mark to market adjustments on derivative financial instruments of $2.5 million, depreciation and amortization of $11.5 million and amortization of deferred financing costs of $1.0 million.

Investing activities

The cash provided by investing activities of $1.8 million for the nine months ended September 30, 2024 consisted primarily of payments received on our note receivable of $4.9 million partially offset by capital expenditures of $3.1 million.

Financing activities

The cash used in financing activities of $12.5 million for the nine months ended September 30, 2024 consisted primarily of principal payments on notes payable of $6.3 million, payments of loan fees and expenses of $0.4 million and redemptions and cancellation of common stock of $6.0 million, partially offset by proceeds from notes payable of $0.2 million.

Debt Financings

From time to time, we have obtained mortgage, bridge, or mezzanine loans for acquisitions and investments, as well as property development, redevelopment and renovations. In the future, we may obtain new financings for such activities or to refinance our existing real estate assets, depending on multiple factors.

Our notes payable balance was $281.5 million, net of deferred financing fees of $2.2 million, and had a weighted average interest rate of 5.76% as of September 30, 2024. Our notes payable balance was $287.0 million, net of deferred financing fees of $2.8 million, and had a weighted average interest rate of 5.02% as of December 31, 2023.

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

As of September 30, 2024, we had two interest rate cap contracts. The first interest rate cap contract, which was entered into at a cost of $1.1 million on July 8, 2024 with an effective date of July 15, 2024, had a notional amount of $52.2 million, matures on July 15, 2025 and effectively caps SOFR at 2.50% during its term. The second interest rate cap contract, which was entered into at a cost of $0.8 million on March 13, 2024 with an effective date of April 11, 2024, had a notional amount of $49.0 million, matured on October 11, 2024 and effectively capped SOFR at 2.00% during its term.

Additionally, on October 10, 2024, we entered into another interest rate cap contract with an effective date of October 11, 2024, with an unrelated financial institution at a cost of $0.5 million. This interest rate cap contract has a notional amount of $44.0 million, matures on October 11, 2025 and effectively caps SOFR at 3.00% during its term.

Contractual Obligations

One of our principal short-term and long-term liquidity requirements includes the debt service payments on our outstanding notes payable. The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness, as of September 30, 2024.

Contractual Obligations	2024	2025	2026	2027	2028	Thereafter	Total
Principal Maturities	$444	$64,755	$156,877	$654	$676	$60,313	$283,719
Interest Payments(1)	4,018	14,081	6,942	3,023	3,008	3,439	34,511
Total Contractual Obligations	$4,462	$78,836	$163,819	$3,677	$3,684	$63,752	$318,230

(1)	These amounts represent future interest payments related to notes payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month SOFR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month SOFR rate as of September 30, 2024 was used.

As of September 30, 2024, we were in compliance with all of our financial debt covenants.

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

For the nine months ended September 30, 2024, we repurchased 456,621 Common Shares, pursuant to our Amended SRP at a weighted average price of $13.14. For the nine months ended September 30, 2023, we repurchased 329,140 Common Shares, pursuant to its Amended SRP at a weighted average price of $12.61.

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

We did not make any distributions to our stockholders during the nine months ended September 30, 2024 and 2023.

On September 27, 2024, our Board of Directors declared a special cash distribution of $0.42 per Common Share payable to stockholders of record as of September 30, 2024 (the “2024 Special Distribution”). The 2024 Special Distribution totaled $8.0 million, which represented of a portion of the net proceeds generated from asset sales, and was paid on or about October 15, 2024.

On September 20, 2023, our Board of Directors declared a special cash distribution of $0.11 per Common Share payable to stockholders of record as of September 30, 2023 (the “2023 Special Distribution”). The 2023 Special Distribution totaled $2.2 million, which represented of a portion of the net proceeds generated from asset sales, and was paid on or about October 16, 2023.

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

Our calculations of FFO and MFFO are presented below (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Description	2024	2023	2024	2023
Net loss	$(3,265)	$(2,246)	$(8,814)	$(6,873)
FFO adjustments:
Depreciation and amortization of real estate assets	3,854	3,357	11,513	10,263
Income tax (benefit)/expense on sale of real estate	(65)	-	675	631
FFO	524	1,111	3,374	4,021
MFFO adjustments:
Other adjustments:
Mark to market adjustments(1)	1,073	462	2,462	1,652
Non-recurring (gain)/loss from extinguishment/sale of debt, derivatives or securities holdings(2)	(1)	-	8	8
MFFO - IPA recommended format	$1,596	$1,573	$5,844	$5,681

Net loss	$(3,265)	$(2,246)	$(8,814)	$(6,873)
Net loss per common share, basic and diluted	$(0.17)	$(0.11)	$(0.46)	$(0.35)

FFO	$524	$1,111	$3,374	$4,021
FFO per common share, basic and diluted	$0.03	$0.06	$0.17	$0.20

Weighted average number of common shares outstanding, basic and diluted	19,139	19,787	19,286	19,904

1)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
2)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, we evaluate these estimates, including impairment of investment property and depreciation and amortization. Actual results could differ from those estimates.

Our critical accounting policies and estimates have not changed significantly from the discussion found in the Management Discussion and Analysis and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023 which was filed with the SEC on March 26, 2024.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of September 30, 2024, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control-New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of September 30, 2024, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

LIGHTSTONE VALUE PLUS REIT V, INC.

Date: November 14, 2024	By:	/s/ Mitchell C. Hochberg
Mitchell C. Hochberg
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on November 14, 2024, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed or furnished herewith
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.