Form 10-K
period 2024-12-31
Lightstone Value Plus REIT V, Inc.
filed 2025-03-27
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

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

There is no established market for the Registrant’s common stock. The Registrant has adopted a Policy for Estimation of Common Stock Value (the “Estimated Valuation Policy”) pursuant to which it has estimated the net asset value per share of its common stock (“NAV per Share”). As of September 30, 2024, the estimated NAV per Share was $15.87. For a full description of the methodologies used to estimate the NAV per Share of the Registrant’s common stock, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Market Information”. There were 19.3 million shares of common stock outstanding as of June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter. As of March 15, 2025, the registrant had 18.7 million shares of common stock outstanding.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

●	market and economic challenges experienced by the United States (“U.S.”) and global economies or real estate industry as a whole and the local economic conditions in the markets in which our investments are located. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; such as inflation, recession, political upheaval or uncertainty, terrorism and acts of war, natural and man-made disasters, cybercrime, and outbreaks of contagious diseases;
●	the availability of cash flow from operating activities for distributions, if required to maintain our status as a real estate investment trust, or REIT;
●	conflicts of interest arising out of our relationships with our external advisor and its affiliates;
●	our ability to retain our executive officers and other key individuals who provide advisory and property management services to us;
●	our level of debt and the terms and limitations imposed on us by our debt agreements;
●	the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;
●	our ability to make accretive investments;
●	our ability to diversify our portfolio of assets;
●	changes in market factors that could impact our rental rates and operating costs;
●	our ability to secure leases at favorable rental rates;
●	our ability to sell our assets at a price and on a timeline consistent with our investment objectives;
●	impairment charges;
●	technological advances and challenges, such as the use and impact of artificial intelligence and machine learning;
●	unfavorable changes in laws, ordinances or regulations impacting our business, our assets or our key relationships; and
●	factors that could affect our ability to qualify as a REIT.

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

General Description of Business and Structure

Lightstone Value Plus REIT V, Inc. (“Lightstone REIT V”), (which may be referred to as the “Company,” “we,” “us,” or “our”) was organized as a Maryland corporation on January 9, 2007 and has elected to be taxed, and currently qualifies, as a REIT for United States (“U.S.”) federal income tax purposes.

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

Substantially all of our business is conducted through Lightstone REIT V OP LP, a limited partnership organized in Delaware (the “Operating Partnership”). As of December 31, 2024, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner. As of December 31, 2024, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

All of our current investments are located in the U.S. We currently intend to hold our various real estate properties until such time as our board of directors (the “Board of Directors”) determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.  We currently have one operating segment. As of December 31, 2024, we wholly owned and consolidated nine multifamily residential real estate properties containing an aggregate 2,760 apartment units. For information regarding our consolidated real estate properties, see Item 2. Properties.

Our office is located at 1985 Cedar Bridge Avenue, Suite 1, Lakewood, New Jersey 08701 and our toll-free telephone number is (888) 808-7348.

In connection with our initial capitalization, we issued 22,500 shares of our common stock (“Common Shares”) and 1,000 shares of our convertible stock to our former advisor on January 19, 2007. The 1,000 shares of convertible stock were transferred to an affiliate of Lightstone on February 10, 2017 and remain outstanding. As of December 31, 2024, we had 18.9 million Common Shares outstanding.

Our Common Shares are not currently listed on a national securities exchange. The timing of a liquidity event for our stockholders will depend upon then prevailing market conditions and our Board of Directors’ assessment of our investment objectives and liquidity options for our stockholders. Currently, our Board of Directors has targeted June 30, 2028 for the commencement of a liquidity event. However, we can provide no assurances as to the actual timing of the commencement of a liquidity event, if any, for our stockholders or our ultimate liquidation. Furthermore, we will seek stockholder approval prior to liquidating our entire portfolio.

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

We have agreements with the Advisor and its affiliates to pay certain fees and reimburse certain expenses in connection with services performed and costs incurred by these entities and other related parties. We are dependent on the Advisor and its affiliates for performing a full range of services that are essential to us, including asset management, property management, property management oversight (for those properties which are managed by an unrelated third-party property manager) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and its affiliates are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from other parties.

Investment Objectives

Our primary investment objectives are:

●	to realize growth in the value of our investments; and
●	generate income without subjecting our investors’ capital contribution to undue risk.

Investment Policies

We have and expect to continue to invest in commercial real estate properties, such as office, industrial, retail, hospitality, multifamily residential, and student housing, and other real estate-related investments such as mortgage loans and mezzanine loans. Our investments may be in existing income-producing properties and newly-constructed properties that are initially identified as opportunistic and value-add investments with significant possibilities for capital appreciation due to their property-specific characteristics or their market characteristics.

We have and expect to continue to generally make our real estate investments in fee title or a long-term leasehold estate through the Operating Partnership or indirectly through special purpose limited liability companies or through investments in joint ventures, partnerships, co-tenancies, or other co-ownership arrangements with the developers of the properties or other persons.

Borrowing Policies

There is no limitation on the amount we may invest in or borrow related to any single property or other investment. Under our charter, the maximum amount of our indebtedness cannot exceed 300% of our “net assets” (as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors. In addition to our charter limitation, our Board of Directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our Board of Directors reviews our aggregate borrowings at least quarterly. As of December 31, 2024, we had an aggregate debt leverage ratio of approximately 69.3% of the aggregate value of our assets.

Disposition Policies

As each of our investments reaches what we believe to be the asset’s optimum value, we will consider disposing of the investment and may do so for the purpose of reinvesting all or a portion of the net sales proceeds into other real estate properties and real estate-related investments, distributing all or a portion of the net sale proceeds to our stockholders or satisfying our obligations. A property may be sold at any time if, in the judgment of our Advisor and our independent board members, the sale of the property is determined to be in our best interests.

Tax Status and Income Taxes

We elected to qualify and be taxed as a REIT commencing with the taxable year ended December 31, 2008. As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, , we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the U.S. of America (“GAAP”)), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at the regular corporate rate, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders, if any. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our taxable income and property and to U.S. federal income taxes and excise taxes on our undistributed taxable income, if any.

To maintain our qualification as a REIT, we may engage in certain activities through a wholly-owned taxable REIT subsidiary. As such, we may be subject to U.S. federal and state income and franchise taxes from these activities.

As of December 31, 2024 and 2023, we had no material uncertain income tax positions.

Concentration of Credit Risk

As of December 31, 2024 and 2023, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk with respect to our cash and cash equivalents or restricted cash.

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws, ordinances and regulations, outbreaks of contagious diseases, cybercrime, technological advances and challenges, such as the use and impact of artificial learning and machine learning, loss of key relationships, inflation and recession.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, labor and supply chain challenges, and other changes in economic conditions, could adversely affect our future results of operations and financial condition.

Competition

We are subject to significant competition in seeking tenants for the leasing of our properties and buyers for the potential sale of our properties. The competition for creditworthy tenants is intense, and we have been and expect to continue to be required to provide rental concessions, incur charges for improvements, and provide other inducements in order to lease vacant space at our properties. Without offering inducements, we may not be able to continue to lease vacant space timely, or at all, which would adversely impact our financial condition or results of operations. We also compete with sellers of similar properties when we sell properties, which may result in us receiving lower offers and resulting proceeds from the sale of our properties or not being able to sell our properties at prices that achieve our return objectives. We compete for buyers and tenants with many third parties engaged in real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies, and other entities. Many of our competitors, including larger REITs, have greater financial resources than we have and generally may be able to accept more risk. They also may enjoy competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

Regulations

Our investments are subject to various U.S. federal, state and local laws, ordinances, and regulations, including, among other things, zoning regulations, land use controls, and environmental matters. We believe that we have all permits and approvals necessary under the current requirements to operate our investments.

Environmental

As an owner of real estate, we are subject to various environmental laws of U.S. federal, state, and local governments. Compliance with existing environmental laws has not had a material adverse effect on our financial condition or results of operations, and management does not currently believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None applicable.

ITEM 1C. CYBERSECURITY:

Risk Management and Strategy

We have no employees. Our business is externally managed by the Advisor, an affiliate of Lightstone. We are dependent on the Advisor and affiliates of Lightstone (collectively, the “Advisor and its affiliates”) for performing a full range of services that are essential to us, including asset management, property management (excluding our hospitality properties, each of which are managed by an unrelated third party property manager) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology (“IT”) and investor relations services. As an externally managed REIT, our risk management function, including cybersecurity, is governed by the cybersecurity policies and procedures of the Advisor and its affiliates, which determine and implement appropriate risk management processes and strategies as it relates to cybersecurity for both us and the other entities they advise, own and/or manage, and we rely on the them for assessing, identifying and managing material risks to our business from cybersecurity threats.

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

ITEM 2.   PROPERTIES.

General

As of December 31, 2024, we wholly owned and consolidated nine multifamily residential properties containing an aggregate of 2,760 apartment units. The following table presents certain additional information about our real estate properties as of December 31, 2024:

Property Name	Location	Date Acquired	Number of Units	Gross Mortgage Debt	Occupancy as of the end of 2024	Occupancy as of the end of 2023	Effective Monthly Rent per Unit for 2024 (1)	Effective Monthly Rent per Unit for 2023 (1)
Arbors Harbor Town	Memphis, Tennessee	December 20, 2011	345	$34,502	91%	92%	$1,710	$1,690
Parkside Apartments	Sugar Land, Texas	August 8, 2013	240	15,940	92%	92%	$1,371	$1,426
Axis at Westmont	Westmont, Illinois	November 27, 2018	400	35,165	97%	97%	$1,641	$1,562
Valley Ranch Apartments	Ann Arbor, Michigan	February 14, 2019	384	43,414	98%	95%	$1,866	$1,787
Autumn Breeze Apartments	Noblesville, Indiana	March 17, 2020	280	28,962	95%	95%	$1,531	$1,481
BayVue Apartments	Tampa, Florida	July 7, 2021	368	47,382	93%	92%	$1,587	$1,590
Citadel Apartments	Houston, Texas	October 6, 2021	293	44,000	97%	93%	$1,727	$1,750
Camellia Apartments	St. Augustine, Florida	December 19, 2023	210	33,911	93%	81%	$1,509	(2)
Space Coast Apartments	Rockledge, Florida	December 19, 2024	240	43,735	96%	(3)	$1,965	(3)
			2,760	$327,011

(1)	Effective monthly rent is calculated using leases in place as of December 31 of the indicated year and takes into account any rent concessions.
(2)	The Camellia Apartments were acquired on December 19, 2023.
(3)	The Space Coast Apartments were acquired on December 19, 2024.

The following information generally applies to our investments in our real estate properties:

●	we believe our real estate properties are adequately covered by insurance and suitable for their intended purpose;
●	our real estate properties are located in markets where we are subject to competition in attracting and retaining tenants; and
●	depreciation is provided on a straight-line basis over the estimated useful life of the applicable improvements.

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

ITEM 4.   MINE SAFETY DISCLOSURE.

None

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There currently is no established public trading market for our shares of common stock “Common Shares”). Therefore, there is a risk that a stockholder may not be able to sell their Common Shares at a time or price acceptable to them. Unless and until our Common Shares are listed on a national securities exchange, it is not expected that an active public market for them will develop.

Estimated NAV and NAV per Share

On November 7, 2024, pursuant to the Policy for Estimation of Common Stock Value (the “Estimated Valuation Policy”), the board of directors (the “Board of Directors”) of Lightstone Value Plus REIT V, Inc. (“Lightstone REIT V” and also referred to as the “Company,” “we,” “us,” or “our”) determined and approved our estimated net asset value (“NAV”) of approximately $303.0 million and resulting net asset value per Common Share (“NAV per Share”) of $15.87, both as of September 30, 2024. Our estimated NAV and resulting NAV per Share are based upon the estimated fair values of our assets and liabilities as of September 30, 2024 and are effective as of November 7, 2024.

Our estimated NAV and resulting NAV per Share were both calculated as of a particular point in time. Accordingly, our estimated NAV and resulting NAV per Share will both fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to changes in the real estate and financial markets. There is no assurance of the extent to which the current estimated valuation should be relied upon for any purpose after its effective date regardless that it may be published on any statement issued by us or otherwise.

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

Our estimated NAV and resulting NAV per Share as of September 30, 2024 were calculated with both the assistance of our Advisor and Capright Property Advisors, LLC (“Capright”), an independent third-party valuation firm engaged to assist with the valuation of our assets and liabilities. Our Advisor recommended and our Board of Directors established the estimated NAV and resulting NAV per Share based upon the analyses and reports provided by our Advisor and Capright. The process of estimating the value of our assets and liabilities is performed in accordance with our Estimated Valuation Policy and the provisions of the Investment Program Association Practice Guideline 2013-01, “Valuation of Publicly Registered Non-Listed REITs.” We believe our valuations were developed in a manner reasonably designed to ensure their reliability.

In arriving at an estimated NAV and resulting NAV per Share, our Board of Directors reviewed and considered the valuation analyses prepared by our Advisor and Capright. Our Advisor presented a report to the Board of Directors with an estimated NAV and resulting NAV per Share, both as of September 30, 2024. Capright provided our Board of Directors an opinion that the resulting “as-is” market value for the Company’s investment properties, as calculated by our Advisor, and its remaining assets and liabilities, as valued by our Advisor, along with the corresponding NAV valuation methodologies and assumptions used by our Advisor to arrive at a recommended estimated NAV of $303.0 million and resulting NAV per Share of $15.87, both as of September 30, 2024, were appropriate and reasonable. Our Board of Directors conferred with our Advisor and a representative from Capright regarding the methodologies and assumptions used to reach their respective conclusions. Our Board of Directors, which is responsible for determining our estimated NAV and resulting NAV per Share, considered all information provided in light of their own familiarity with our assets and liabilities and unanimously approved an estimated NAV of $303.0 million and resulting NAV per Share of $15.87, both as of September 30, 2024.

The engagement of Capright with respect to our estimated NAV and resulting NAV per Share, both as of September 30, 2024, was approved by our Board of Directors, including all of our independent directors. Capright has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate-related investments.

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

In forming their conclusion as to the “as-is” value of the investment properties held by us as of September 30, 2024, Capright’s opinion was subject to various limitations. In connection with their engagement, Capright completed appraisals of all eight of our wholly owned multifamily properties. With respect to the appraisals performed by Capright; the scope of their work included:

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

In addition to their appraisals of all eight of our wholly owned multifamily properties, Capright also evaluated the following information to arrive at their opinion of our other assets and liabilities:

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

The values of our investment properties were generally estimated utilizing multiple valuation methods, as appropriate for each asset, including an income approach using discounted cash flow analysis, an income approach using a direct capitalization analysis and/or a sales comparable analysis. The key assumptions used in the income approach are specific to each property type, market location, and quality of each property and were based on similar investors’ return expectations and market assessments. The key assumptions are reflected in the table included under “Allocation of Estimated NAV per Share” below. In calculating values for our assets, both balance sheet and estimates of future cash flows as of September 30, 2024 were used.

In forming its opinion, Capright prepared appraisals on all eight of our wholly owned multifamily residential properties in connection with the valuation. The appraisals estimated values by using discounted cash flows, direct capitalization, comparable sales, or a weighting of these approaches in determining each property’s value. The appraisals employed a range of terminal capitalization rates, discount rates, growth rates, and other variables that fell within ranges that Capright believed would be used by similar investors to value the properties we own. The assumptions used in developing these estimates were specific to each property (including holding periods) and were determined based upon a number of factors including the market in which the property is located, the specific location of the property within the market, property and market vacancy, tenant demand for space, and investor demand and return requirements.

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

Cash and cash equivalents. As of September 30, 2024, the estimated fair value of our cash and cash equivalents were deemed to approximate their carrying value our consolidated balance sheet due to their short-term maturities.

Marketable securities, available for sale. As of September 30, 2024, the estimated fair value of our marketable securities were equal to their carrying value on our consolidated balance sheet, all of which were valued based on Level 2 inputs. Level 2 inputs are inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. All of our marketable securities measured using Level 2 inputs were valued based on a market approach using readily available quoted market prices for similar assets.

Restricted cash. As of September 30, 2024, the estimated fair value of our restricted cash was deemed to approximate its carrying value on our consolidated balance sheet due to its short-term maturity.

Notes payable, net. As of September 30, 2024, we had notes payable, which consist of mortgage loans, that bear interest at both variable and fixed rates. The estimated fair values of our variable-rate mortgage loans were deemed to approximate their carrying values because their interest rates move in conjunction with changes to market interest rates. The estimated fair values of our fixed-rate mortgage loans were estimated by our Advisor using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated market interest rates for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratios. The estimated market interest rates for our fixed-rate notes payable were generally determined based on market rates for available comparable debt. The estimated market interest rates for our fixed-rate mortgage loans ranged from 6.28% to 6.38% as of September 30, 2024.

Accrued Distributions Payable. On September 27, 2024, our Board of Directors declared a special distribution of $0.42 per Share payable to shareholders of record on September 30, 2024 (the “2024 Special Distribution”). The 2024 Special Distribution, which totaled $8.0 million, was subsequently paid on or about October 15, 2024. As of September 30, 2024, the estimated fair value of our accrued distribution payable was deemed to approximate its carrying value on our consolidated balance sheet due to its short-term maturity.

Other assets and liabilities, net. Our other assets and liabilities, net consist of prepaid expenses and other assets, and accounts payable, accrued expenses and other liabilities. For a majority of our other assets and liabilities, the carrying values as of September 30, 2024 were deemed to approximate their fair values by our Advisor because they are already carried at their fair value in the consolidated balance sheet or due to their cost-based characteristics or short-term maturities. Certain of our other assets and liabilities, primarily straight-line rent receivable, lease-related intangibles and deferred costs, have been eliminated for the purpose of the valuation because these items were already considered in the valuation of the respective investment properties or financial instruments (e.g., notes payable, etc.).

Common Shares outstanding. In deriving our estimated NAV per Share, the total estimated NAV was divided by our fully diluted Common Shares outstanding as of September 30, 2024. As of the valuation date, we had approximately 19.1 million Common Shares outstanding and none of our financial instruments that may be converted into Common Shares were convertible into a known or determinable number of Common Shares. The determination of the number of Common Shares outstanding used in calculating the estimated NAV per Share is the same as used in our GAAP computations for earnings per share amounts in our consolidated financial statements.

Our estimated NAV per Share was calculated by aggregating the estimated fair values of our assets, subtracting the estimated fair values of our liabilities, and dividing the resulting estimated NAV by our fully-diluted Common Shares outstanding, all as of September 30, 2024.

Allocation of Estimated NAV per Share

The table below sets forth the calculation of our estimated NAV per Share as of September 30, 2024, as well as the calculation of our estimated NAV per Share as of September 30, 2023. The estimated NAV per Share of $15.87 as of September 30, 2024, represents an increase of $0.41 per share, or 2.7%, from the estimated NAV per Share of $15.46 as of September 30, 2023.

	As of	As of
	September 30, 2024	September 30, 2023

Investment properties, net(1)	$27.57	$26.84
Cash and cash equivalents	2.85	2.63
Restricted cash	0.33	0.28
Marketable securities	0.20	0.18
Note receivable	-	0.25
Notes payable	(14.35)	(14.39)
Distributions payable	(0.42)	(0.11)
Other assets and liabilities, net	(0.31)	(0.22)
Estimated NAV per Share(2)	$15.87	$15.46

Notes:

(1)	The following are the key assumptions (shown on a weighted average basis) used in the discounted cash flow models utilized by Capright under the income approach to estimate the fair value of all eight of our wholly owned multifamily residential properties as of September 30, 2024.

Exit capitalization rate	6.32%
Discount rate	7.43%
Annual market rent growth	3.00%
Average holding period (in years)	10.0

(2)	As of September 30, 2024, we had 19,097,219 Common Shares outstanding.

While we believe that Capright’s assumptions utilized for estimating the fair values for all eight of our wholly owned multifamily residential properties are reasonable, any changes in these assumptions would affect the calculations of their estimated fair values. The table below presents the increase or decrease to our estimated NAV per Share as of September 30, 2024 resulting from a 25-basis point increase and decrease in the discount rates and capitalization rates. The table is presented to provide a hypothetical illustration of possible results if only one change in assumptions was made, with all other factors remaining constant. Further, each of these assumptions could change by more or less than 25 basis points or not at all.

	Change in NAV per Share
	Increase of	Decrease of
	25 basis points	25 basis points
Capitalization rate	$(1.24)	$1.36
Discount rate	$(0.51)	$0.51

Historical Offering Share Price and Special Distributions per Share

In connection with our initial and follow-on public offerings (collectively, the “Offerings”), we previously offered our Common Shares for sale under the primary portion of the Offerings at an offering price of $10.00 per Common Share, subject to certain volume discounts. The primary portions of the Offerings commenced on January 21, 2008 and subsequently terminated effective March 15, 2012.

Through the date of this filing, the Company has declared and paid certain special distributions per Common Share aggregating $4.03 as follows:

Special
Distribution			Approximate
per Common Share	Declaration Date	Record Date	Payment Date
$0.50	March 20, 2012	April 3, 2012	May 10, 2012
0.50	August 8, 2014	September 15, 2014	September 18, 2014
1.00	March 18, 2015	March 30, 2015	March 31, 2015
1.50	November 20, 2015	December 31, 2015	January 6, 2016
0.11	September 29, 2023	September 30, 2023	October 16, 2023
0.42	September 27, 2024	September 30, 2024	October 15, 2024
$4.03

Limitations and Risks

As with any valuation methodology, the methodology used to determine our estimated NAV and resulting NAV per Share is based upon a number of estimates and assumptions that may prove later not to be accurate or complete. Further, different participants with different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated NAV, which could be significantly different from the estimated NAV used in the calculation of our resulting NAV per Share approved by our Board of Directors. The estimated NAV and resulting NAV per Share approved by our Board of Directors is not based on and does not represent the fair value of our assets and liabilities in accordance with GAAP, and such estimated NAV and resulting NAV per Share is not a representation, warranty or guarantee that:

●	A stockholder would be able to resell his or her Common Shares at the estimated NAV per Share;
●	A stockholder would ultimately realize distributions per Common Share equal to the estimated NAV per Share upon liquidation of our assets and settlement of our liabilities or a sale of the Company;
●	Our Common Shares would trade at the estimated NAV per Share on a national securities exchange,
●	An independent third-party appraiser or other third-party valuation firm would agree with the estimated NAV and resulting NAV per Share; or
●	The methodology used to estimate our NAV and resulting NAV per Share would be acceptable to FINRA or under the Employee Retirement Income Security Act with respect to their respective requirements.

The Internal Revenue Service and the Department of Labor do not provide any guidance on the methodology an issuer must use to determine its estimated NAV per share. FINRA guidance provides that NAV valuations be derived from a methodology that conforms to standard industry practice.

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated NAV and resulting NAV per Share, and these differences could be significant. The estimated NAV per Share is not audited and does not represent the fair value of our assets less our liabilities in accordance GAAP, nor do they represent an actual liquidation value of our assets and liabilities or the amount our Common Shares would trade at on a national securities exchange. Our estimated NAV per Share is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of our fully diluted Common Shares, all as of the date indicated. Our estimated NAV per Share does not reflect a discount for the fact we are externally managed, nor does it reflect any potential real estate portfolio premium/discount versus the sum of the individual property values. Our estimated NAV per Share does not take into account estimated disposition costs and fees or penalties, if any, that may apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of certain debt. Our estimated NAV and resulting NAV per Share will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and the management of those assets and changes in the real estate and capital markets. Different parties using different assumptions and estimates could derive different estimated NAVs and resulting NAVs per share, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. Our Estimated Valuation Policy requires us to update our estimated NAV and resulting NAV per Share value on an annual basis. Our Board of Directors will review and approve each estimate of NAV and resulting NAV per Share.

The following factors may cause a stockholder not to ultimately realize distributions per Common Share equal to the estimated NAV per Share upon liquidation:

●	The methodology used to determine the estimated NAV and resulting NAV per Share includes a number of estimates and assumptions that may not prove to be accurate or complete as compared to the actual amounts received in the liquidation.
●	In a liquidation, certain assets may not be liquidated at their estimated fair values because of transfer fees and disposition fees, which are not reflected in the estimated NAV and resulting NAV per Share calculation.
●	In a liquidation debt obligations may have to be prepaid and the costs of any prepayment penalties may reduce the liquidation amounts. Prepayment penalties are not included in determining the estimated fair value of liabilities used in determining the estimated NAV and resulting NAV per Share.
●	In a liquidation, real estate assets may derive a portfolio premium, which potential premium is not considered in determining the estimated NAV and resulting NAV per Share.
●	In a liquidation, the potential buyers of the assets may use different estimates and assumptions than those used in determining the estimated NAV and resulting NAV per Share.
●	If the liquidation occurs through a listing of the Common Shares on a national securities exchange, the capital markets may value the Company’s net assets at a different amount than the estimated NAV. Such valuation would likely be based upon customary REIT valuation methodology; such as funds from operation (“FFO”) multiples of other comparable REITs, FFO coverage of distributions and adjusted FFO payout of the Company’s anticipated distributions.
●	If the liquidation occurs through a merger of the Company with another REIT, the amount realized for the Common Shares may not equal the estimated NAV per Share because of many factors including the aggregate consideration received, the make-up of the consideration (e.g., cash, stock or both), the performance of any stock received as part of the consideration during the merger process and thereafter, the reception of the merger in the market and whether or not the market believes the pricing of the merger was fair to either or both parties.

Holders

As of March 15, 2025, we had 18.7 million Common Shares outstanding held by 9,879 stockholders.

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

Future distributions, if any, declared will be at the discretion of the Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, operating and interest expenses, our ability to refinance near-term debt, as well as the Internal Revenue Service’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. We cannot assure that any future distributions will be made or that we will maintain any particular level of distributions that we have previously established or may establish.

Amended SRP

On November 10, 2022, the Board of Directors adopted a Seventh Amended and Restated Share Redemption Program (the “Amended SRP”), which became effective on January 1, 2023. Under the terms of the Amended SRP, any stockholder may request redemption of their Common Shares, subject to the significant conditions and limitations of the program. Additionally, under the terms of the Amended SRP, we will redeem Common Shares at 85% of our most recently published NAV per Share in effect as of the date the request for redemption is approved.

Pursuant to the terms of the Amended SRP, any Common Shares approved for redemption are redeemed on a periodic basis as determined by the Board of Directors, generally expected to be shortly after the end of each calendar quarterly period. However, we will not redeem, during any calendar year, more than 5% of the number of Common Shares outstanding on last day of the previous calendar year (the “5% Limitation”). The cash available for redemption of Common Shares will be set by the Board of Directors not less often than annually (the “Funding Limitation” and, together with the 5% Limitation, the “Redemption Limitations”). The Board of Directors set the amount of cash available for redemption of Common Shares for both of the years ended December 31, 2024 and 2023 at $8.0 million, which was generally allocated $2.0 million for each calendar quarterly period. We may change the amount of the Redemption Limitations upon 10 business days’ notice to our stockholders and will provide notice of any change to the Redemption Limitations by including such information in (a) a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) a separate mailing to our stockholders.

Redemption requests will be honored pro rata among all requests received subject to the Redemption Limitations and will not be honored on a first come, first served basis.

The Board of Directors reserves the right in its sole discretion at any time and from time to time, subject to any notice requirements described in our Amended SRP, to (i) reject any request for redemption of Common Shares, (ii) change the purchase price for redemption of Common Shares, (iii) limit the funds to be used for redemption of Common Shares under the Amended SRP or otherwise change the Redemption Limitations, or (iv) amend, suspend (in whole or in part) or terminate the Amended SRP.

During the year ended December 31, 2024, we redeemed 613,116 Common Shares pursuant to the SRP at an average price of $13.05 per share. During the year ended December 31, 2023, we redeemed 489,912 Common Shares, pursuant to the SRP at an average price per share of $12.55.

On March 20, 2025, the Board of Directors determined it would consider the amount of cash available for redemption of Common Shares on a calendar quarterly basis throughout 2025. On the same date, the Board of Directors approved that an amount up to $2.0 million will be made available for consideration of redemption requests for the first calendar quarter of 2025.

Recent Sales of Unregistered Securities

During the years ended December 31, 2024 and 2023, we did not sell any equity securities that were not registered under the Securities Act of 1933.

ITEM 6. [RESERVED]

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K (“Annual Report”). The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” before Item 1 of this Annual Report for a description of these risks and uncertainties. Dollar amounts are presented in thousands, except per share data and where indicated in millions.

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

Substantially all of our business is conducted through Lightstone REIT V OP LP, a limited partnership organized in Delaware (the “Operating Partnership”). As of December 31, 2024, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner. As of December 31, 2024, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

All of our current investments are located in the U.S. We currently intend to hold our various real properties until such time as our board of directors (the “Board of Directors”) determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.  We currently have one operating segment. As of December 31, 2024, we wholly owned and consolidated nine multifamily residential real estate properties containing an aggregate 2,760 apartment units.

Related Parties

Our business is externally managed by the Advisor, an affiliate of Lightstone, which provides advisory services to us and we have no employees. Lightstone is majority owned by David Lichtenstein, a member of the Board of Directors. Pursuant to the terms of an advisory agreement and subject to the oversight of our Board of Directors, the Advisor is responsible for managing our day-to-day affairs and for services related to the management of our assets.

We have agreements with the Advisor and its affiliates to pay certain fees and reimburse certain expenses in connection with services performed and costs incurred by these entities and other related parties. We are dependent on the Advisor and its affiliates for performing a full range of services that are essential to us, including asset management, property management, property management oversight (for those properties which are managed by an unrelated third-party property manager) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and its affiliates are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from other parties.

Concentration of Credit Risk

As of December 31, 2024 and 2023, we had cash deposited in certain financial institutions in excess of federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Current Environment

Our operating results are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws, ordinances and regulations, outbreaks of contagious diseases, cybercrime, technological advances and challenges, such as the use and impact of artificial intelligence and machine learning, loss of key relationships, inflation and recession.

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

Critical Accounting Estimates and Policies

General

Our consolidated financial statements, included in this Annual Report, include our accounts, the Operating Partnership and its subsidiaries (over which we exercise financial and operating control). All inter-company balances and transactions have been eliminated in consolidation.

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments about the effects of matters or future events that are inherently uncertain. These estimates and judgments may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

On an ongoing basis, we evaluate our estimates, including contingencies and litigation. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

To assist in understanding our results of operations and financial position, we have identified our critical accounting policies and discussed them below. These accounting policies are most important to the portrayal of our results and financial position, either because of the significance of the financial statement items to which they relate or because they require our management’s most difficult, subjective or complex judgments.

Investments in Real Estate

We generally record investments in real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We compute depreciation using the straight-line method over the estimated useful lives of the applicable real estate asset. We generally use estimated useful lives of up to 39 years for buildings, 15 years for land improvements and building improvements and 5 to 10 years for furniture, fixtures and equipment. The value of acquired in-place leases are amortized to expense over the average remaining term of the leases acquired. We expense costs of ordinary repairs and maintenance as incurred.

We make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because, if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

We record assets and groups of assets and liabilities which comprise disposal groups as held for sale when all of the following criteria are met: a decision has been made to sell, the assets are available for sale immediately, the assets are being actively marketed at a reasonable price in relation to the current fair value, a sale has been or is expected to be concluded within twelve months of the consolidated balance sheet date, and significant changes to the plan to sell are not expected. The assets and disposal groups held for sale are valued at the lower of book value or fair value less disposal costs. For sales of real estate or assets classified as held for sale, we evaluate whether a disposal transaction meets the criteria of a strategic shift and will have a major effect on our operations and financial results to determine if the results of operations and gains on sale of real estate will be presented as part of our continuing operations or as discontinued operations in our consolidated statements of operations. If the disposal represents a strategic shift, it will be classified as discontinued operations for all periods presented; if not, it will be presented in continuing operations.

We evaluate the recoverability of our investments in real estate assets at the lowest identifiable level, which is primarily at the individual property level. An impairment loss is recognized only if the carrying amount of a long-lived asset is not expected to be fully recoverable and it exceeds its fair value.

We evaluate the long-lived assets for potential impairment whenever events or changes in circumstances indicate that the total undiscounted projected cash flows are less than the carrying amount for a particular property. No single indicator would necessarily result in us preparing an estimate to determine if a long-lived asset’s future undiscounted cash flows are less than its book value. We use judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a long-lived asset requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. The estimated cash flows used for the impairment analysis are subjective and require us to use our judgment and the determination of estimated fair value is based on our plans for the respective assets and our views of market and economic conditions. The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, may be substantial.

Accounting for Asset Acquisitions

The cost of the acquisition in an asset acquisition is allocated to the acquired tangible assets, consisting of land, building and improvements, and any identified intangible assets and liabilities, such as the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, and certain liabilities such as assumed debt and contingent liabilities on the basis of their relative fair values. Fees incurred related to asset acquisitions are capitalized as part of the cost of the investment.

Tax Status and Income Taxes

We elected to be taxed as a REIT commencing with the taxable year ended December 31, 2008. As a REIT, we generally will not be subject to U.S. federal income tax on its taxable income or capital gain that it distributes to its stockholders. To maintain our REIT qualification, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at the regular corporate rate, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. Additionally, even if we continue to qualify as a REIT, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

To maintain our qualification as a REIT, we may engage in certain activities through a wholly-owned taxable REIT subsidiary. As such, we may be subject to U.S. federal and state income and franchise taxes from these activities.

Our income tax expense and benefits are included in other income, net on our consolidated statements of operations. During both of the years ended December 31, 2024 and 2023, we recorded income tax expense of $0.8 million primarily consisting of state income tax.

As of December 31, 2024 and 2023, we had no material uncertain income tax positions.

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents of $21.4 million, marketable securities, available for sale of $3.8 million and restricted cash of $6.4 million.

Our principal demands for funds going forward are expected to be for the payment of (a) operating expenses, including capital expenditures, and (b) scheduled debt service on our outstanding indebtedness, including any required replacement interest rate cap contracts. We also may, at our discretion, use funds for (a) tender offers and/or redemptions of our Common Shares, (b) distributions, if any, to our shareholders, and (c) selective acquisitions and/or real estate-related investments. Generally, we expect to meet our cash needs with our cash and cash equivalents and marketable securities on hand along with our cash flow from operations, the release of certain funds held in restricted cash and the remaining availability of $4.8 million on one of our non-recourse mortgage loans. (the “BayVue Apartments Mortgage”).

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

Acquisition and Disposition Activities during 2024 and 2023

Acquisition of the Space Coast Apartments – December 2024

On December 19, 2024, we acquired a 240-unit multifamily residential property located in Rockledge, Florida (the “Space Coast Apartments”) from an unrelated third party for a contractual purchase price of $63.8 million, plus closing and other acquisition related costs totaling $1.7 million. The acquisition was funded with $43.7 million of proceeds from a mortgage financing (the “Space Coast Apartments Mortgage”) and $21.8 million of cash on hand. Additionally, in connection with the acquisition of the Space Coast Apartments, the Advisor received an aggregate of $1.6 million in acquisition fees, acquisition expense reimbursements and debt financing fees.

Acquisition of the Camellia Apartments – December 2023

On December 19, 2023, we acquired a 210-unit multifamily residential property located in St. Augustine, Florida (the “Camellia Apartments”) from an unrelated third party for a contractual purchase price of $53.3 million, plus closing and other acquisition related costs totaling $1.1 million. The acquisition was funded with $33.9 million of proceeds from a mortgage financing (the “Camellia Apartments Mortgage”) and $20.5 million of funds that had been temporarily placed in escrow with a qualified intermediary in connection with our disposition of a 306-unit multifamily residential property located in Fishers, Indiana (the “Flats at Fishers”). Additionally, in connection with the acquisition of the Camellia Apartments, the Advisor received an aggregate of $1.1 million in acquisition fees, acquisition expense reimbursements and debt financing fees.

Disposition of the Flats at Fishers – November 2023

On November 1, 2023, we completed the disposition of the Flats at Fishers, a 306-unit multifamily residential property located in Fishers, Indiana, to an unrelated third party for a contractual sales price of $71.0 million. In connection with the disposition of the Flats at Fishers, its non-recourse mortgage loan (the “Flats at Fishers Mortgage”) of $27.7 million was defeased at a cost of $27.1 million and its non-recourse subordinated mortgage loan (the “Flats at Fisher Supplemental Mortgage”) of $8.9 million was repaid in full. Our net proceeds from the disposition of the Flats at Fishers were $33.8 million, after the aforementioned defeasance of the Flats at Fishers Mortgage and the repayment of the Flats at Fisher Supplemental Mortgage, pro rations, and closing and other related transaction costs. In connection with the disposition of Flats at Fishers, we recognized a gain on sale of investment property of $41.1 million during the fourth quarter of 2023.

The disposition of the Flats at Fishers did not qualify to be reported as discontinued operations since it did not represent a strategic shift that had a major effect on our operations and financial results. Accordingly, the operating results of the Flats at Fishers are reflected in our results from continuing operations for all periods presented through its date of disposition.

The net proceeds from the disposition of the Flats of Fishers of $33.8 million were placed in an escrow with a qualified intermediary to potentially facilitate a Section 1031 exchange transaction pursuant to the requirements of the Internal Revenue Code, as Amended, and as described above, $20.5 million of these funds were subsequently used in connection with our acquisition of the Camellia Apartments on December 19, 2023. An additional $0.1 million of these funds were used for other acquisition related costs in the first quarter of 2024. The remaining funds of $13.2 million were released to us on May 2, 2024.

Disposition of the Autumn Breeze Apartments – February 2025

On February 27, 2025, we completed the disposition of a 280-unit multifamily residential property located in Noblesville, Indiana (the “Autumn Breeze Apartments”) to an unrelated third-party for a contractual sales price of $59.5 million. In connection with the disposition of the Autumn Breeze Apartments, its non-recourse mortgage loan (the “Autumn Breeze Apartments Mortgage”) of $28.9 million was defeased at a cost of $28.0 million. Our net proceeds from the disposition of the Autumn Breeze Apartments were $29.9 million, after the aforementioned defeasance of the Autumn Breeze Apartments Mortgage, pro rations, and closing and other related transaction costs.

Debt Financings

From time to time, we have obtained mortgage, bridge, or mezzanine loans for acquisitions and investments, as well as property development, redevelopment and renovations. In the future, we may obtain new financings for such activities or to refinance our existing real estate assets, depending on multiple factors.

Our aggregate notes payable balance was $323.2 million, net of deferred financing fees of $3.8 million, and had a weighted average interest rate of 4.98% as of December 31, 2024. Our aggregate notes payable balance was $287.0 million, net of deferred financing fees of $2.8 million, and had a weighted average interest rate of 5.02% as of December 31, 2023.

Space Coast Apartments Mortgage

On December 19, 2024, we entered into a $43.7 million non-recourse mortgage loan (the “Space Coast Apartments Mortgage”) scheduled to mature on January 1, 2030. The Space Coast Apartments Mortgage bears interest at 5.60% and requires monthly interest-only payments through January 1, 2028, and monthly principal and interest payments of approximately $0.3 million thereafter, through its stated maturity. The Space Coast Apartments Mortgage is collateralized by the Space Coast Apartments.

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

The Citadel Apartments Mortgages were initially scheduled to mature on October 11, 2024, and had two one-year extension options, subject to the satisfaction of certain conditions. The Citadel Apartments Mortgages are both collateralized by a 293-unit multifamily residential apartment located in Houston, Texas (the “Citadel Apartments”); however, the Citadel Apartments Junior Mortgage is subordinate to the Citadel Apartments Senior Mortgage.

Pursuant to the terms of the Citadel Apartments Mortgages, we are required to enter into one or more interest rate cap contracts in the aggregate notional amount of $49.0 million for as long as the Citadel Apartments Mortgages remain outstanding. On September 11, 2023, we entered into an interest rate cap contract with an unrelated financial institution at a cost of $0.9 million, with a notional amount of $49.0 million, pursuant to which the SOFR rate was capped at 2.00%. This interest rate cap contract had an effective date of October 11, 2023 and a maturity date of April 11, 2024. On March 13, 2024, we entered into another interest rate cap contract with an unrelated financial institution at a cost of $0.8 million. This interest rate cap contract had substantially similar terms as the interest rate cap contract that matured on April 11, 2024 and was effective from April 11, 2024 through its maturity on October 11, 2024.

On September 26, 2024, the maturity dates of the Citadel Apartments Mortgages were both extended from October 11, 2024 to October 11, 2026. In connection with these extensions, we made an aggregate principal paydown of $5.0 million, which reduced the outstanding balances of the Citadel Apartments Senior Mortgage from $39.2 million to $35.2 million and the Citadel Apartments Junior Mortgage from $9.8 million to $8.8 million.

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

BayVue Apartments Mortgage

On July 7, 2021, we entered into a non-recourse mortgage loan facility for up to $52.2 million (the “BayVue Apartments Mortgage”). The BayVue Apartments Mortgage, which initially was scheduled to mature on July 9, 2024, had two one-year extension options, subject to the satisfaction of certain conditions and is collateralized by the a 368-unit multifamily residential property located in Tampa, Florida (the “BayVue Apartments). On July 8, 2024, we exercised the first extension option to extend the maturity of the BayVue Apartments Mortgages to July 9, 2025.

Pursuant to the terms of the BayVue Apartments Mortgage, we are required to enter into one or more interest rate cap contracts in the aggregate notional amount of $52.2 million for as long as the BayVue Apartments Mortgage remains outstanding. On July 17, 2023, we entered into an interest rate cap contract with an unrelated financial institution at a cost of $1.4 million, with a notional amount of $52.2 million, pursuant to which the SOFR rate was capped at 2.50% through its maturity on July 15, 2024. On July 8, 2024, we entered into another interest rate cap contract with an unrelated financial institution at a cost of $1.1 million. This interest rate cap contract has substantially similar terms as the interest rate cap contract that matured on July 15, 2024 and is effective from July 15, 2024 through its maturity on July 15, 2025.

As of December 31, 2024, the outstanding principal balance and remaining availability under the BayVue Apartments Mortgage was $47.4 million and $4.8 million, respectively. The remaining availability may be drawn for certain capital improvements to the property pursuant to the loan agreement.

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

Contractual Mortgage Obligations

One of our principal short-term and long-term liquidity requirements includes the refinancing or repayment of maturing debt. The following table provides information with respect to the contractual maturities and scheduled debt service payments of our indebtedness as of December 31, 2024:

Contractual Obligations	2025	2026	2027	2028	2029	Thereafter	Total
Principal Maturities	$64,755	$156,877	$654	$1,170	$1,276	$102,279	$327,011
Interest Payments(1)	16,135	9,476	5,506	5,484	5,585	292	42,478
Total Contractual Obligations	$80,890	$166,353	$6,160	$6,654	$6,861	$102,571	$369,489

(1)	These amounts represent future interest payments related to notes payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month SOFR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month SOFR rate as of December 31, 2024 was used.

Mortgage Debt Maturities

The following discussion relates to our current intentions with respect to our mortgage debt maturing over the next 12 months.

Our non-recourse mortgage loan collateralized by the Parkside Apartments (the “Parkside Apartments Mortgage”) (outstanding principal balance of $15.9 million as of December 31, 2024) is scheduled to mature on June 1, 2025. We currently intend to refinance the Parkside Apartments Mortgage on or before its scheduled maturity date.

Although the BayVue Apartments Mortgage (outstanding principal balance of $47.4 million as of December 31, 2024) is scheduled to mature on July 9, 2025, we currently intend to exercise the remaining one-year extension option, subject to the satisfaction of certain conditions, to extend the maturity of the BayVue Apartments Mortgage to July 9, 2026. If we extend the maturity of the BayVue Apartments Mortgage, we will be required to enter into another interest rate cap contract at substantially similar terms as our interest rate cap contract that matures on July 15, 2025, pursuant to the terms of the BayVue Apartment Mortgage.

Our non-recourse mortgage loans collateralized by the Arbors Harbor Town (the “Arbors Harbor Town Mortgage” and the “Arbors Harbor Town Supplemental Mortgage” and collectively the “Arbors Harbor Town Mortgages”) (aggregate outstanding principal balances of $34.5 million as of December 31, 2024) are scheduled to mature on January 1, 2026. We currently intend to refinance the Arbors Harbor Town Mortgages on or before their scheduled maturity dates.

Our non-recourse mortgage loan collateralized by the Axis at Westmont (the “Axis at Westmont Mortgage”) (outstanding principal balance of $35.2 million as of December 31, 2024) is scheduled to mature on February 1, 2026. We currently intend to refinance the Axis at Westmont Mortgage on or before its scheduled maturity date.

Our non-recourse mortgage loan collateralized by the Valley Ranch Apartments (the “Valley Ranch Apartments Mortgage”) (outstanding principal balance of $43.4 million as of December 31, 2024) is scheduled to mature on March 1, 2026. We currently intend to refinance the Valley Ranch Apartments Mortgage on or before its scheduled maturity date.

We do not currently expect any issues in extending or refinancing at maturing indebtedness at favorable terms. However, if we are unable to do so, we will consider repaying the then outstanding balance with available cash and/or proceeds from selective asset sales. We have no additional significant maturities of mortgage debt over the next 12 months.

As previously discussed, in connection with the disposition of the Autumn Breeze Apartments on February 27, 2025, the Autumn Breeze Apartments Mortgage of $28.9 million was defeased at a cost of $28.0 million.

Results of Operations

Our results of operations for the year ended December 31, 2024 compared to the same period in 2023 reflect our acquisition and disposition activities during such periods. Properties which were owned by us during the entire periods presented are referred to as our “Same Store” properties.

The following table provides summary information about our results of operations:

					Change	Change	Change
	Year Ended December 31,		Increase/	Percentage	due to	due to	due to
	2024	2023	(Decrease)	Change	Acquisition(1)	Disposition(2)	Same Store(3)

Rental revenues	$50,110	$49,568	$542	1.0%	$3,912	$(4,863)	$1,493
Property operating expenses	16,138	15,971	167	1.0%	1,516	(1,547)	198
Real estate taxes	6,856	6,806	50	1.0%	413	(664)	301
General and administrative	7,732	7,701	31	0.0%	24	(30)	37
Depreciation and amortization	15,396	13,371	2,025	15.0%	2,805	(1,120)	340
Interest expense, net	15,265	14,232	1,033	7.0%	2,285	(1,170)	(82)

(1)	Represents the effect on our operating results for the periods indicated resulting from our acquisition of the Space Coast Apartments on December 19, 2024 and the Camellia Apartments on December 19, 2023.
(2)	Represents the effect on our results for the periods indicated resulting from our disposition of the Flats at Fishers on November 1, 2023.
(3)	Represents the change for the year ended December 31, 2024 compared to the same period in 2023 for real estate investments owned by us during the entire periods presented (“Same Store”). Same Store properties for the periods ended December 31, 2024 and 2023 include Arbors Harbor Town, Parkside Apartments, Axis at Westmont, Valley Ranch Apartments, Autumn Breeze Apartments, Citadel Apartments and Bay Vue Apartments.

The following table reflects total rental revenues and total property operating expenses for the years ended December 31, 2024 and 2023 for our (i) Same Store properties, (ii) acquisitions and (iii) dispositions:

	Year Ended December 31,
Description	2024	2023	Change
Rental Revenues:
Same Store	$46,198	$44,705	$1,493
Acquisition	3,912	-	3,912
Disposition	-	4,863	(4,863)
Total rental revenues	$50,110	$49,568	$542

Property operating expenses:
Same Store	$14,609	$14,411	$198
Acquisition	1,516	-	1,516
Disposition	13	1,560	(1,547)
Total property operating expenses	$16,138	$15,971	$167

The table below reflects the occupancy and effective monthly rental rates per unit for our nine wholly owned multifamily residential properties as of December 31, 2024 and 2023, respectively

	Occupancy		Effective Monthly Rent per Unit(1)
	As of December 31,		As of December 31,
Property	2024	2023	2024	2023
Arbors Harbor Town	91%	92%	$1,710	$1,690
Parkside Apartments	92%	92%	$1,371	$1,426
Axis at Westmont	97%	97%	$1,641	$1,562
Valley Ranch Apartments	98%	95%	$1,866	$1,787
Autumn Breeze Apartments	95%	95%	$1,531	$1,481
BayVue Apartments	93%	92%	$1,587	$1,590
Citadel Apartments	97%	93%	$1,727	$1,750
Camellia Apartments	93%	81%	$1,509	(2)
Space Coast Apartments	96%	(3)	$1,965	(3)

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.
(2)	The Camellia Apartments were acquired on December 19, 2023.
(3)	The Space Coast Apartments were acquired on December 19, 2024.

Revenues  Rental revenues for the year ended December 31, 2024 were $50.1 million, an increase of $0.5 million, compared to $49.6 million for the same period in 2023.  Excluding the effect of our recent acquisition and disposition activities discussed above, our rental revenues increased by $1.5 million for our Same Store properties during the 2024 period. This increase reflects the higher average monthly rent per unit for most of our Same Store properties during the 2024 period as well as their changes in occupancy during the periods.

Property Operating Expenses    Property operating expenses for the year ended December 31, 2024 were $16.1 million, a slight increase of $0.1 million, compared to $16.0 million for the same period in 2023.  Excluding the effect of our recent acquisition and disposition activities discussed above, our property operating expenses increased by $0.2 million for our Same Store properties during the 2024 period.

Real Estate Taxes  Real estate taxes for the year ended December 31, 2024 were $6.9 million, a slight increase of $0.1 million, compared to $6.8 million for the same period in 2023. Excluding the effect of our recent acquisition and disposition activities discussed above, our real estate taxes increased by $0.3 million for our Same Store properties during the 2024 period.

General and Administrative Expenses   General and administrative expenses were unchanged at $7.7 million for both of the years ended December 31, 2024 and 2023.

Depreciation and Amortization  Depreciation and amortization expense for the year ended December 31, 2024 was $15.4 million, an increase of $2.0 million, compared to $13.4 million for the same period in 2023.  Excluding the effect of our recent acquisition and disposition activities discussed above, our depreciation and amortization expenses increased by $0.3 million for our Same Store properties during the 2024 period.

Interest Expense, Net   Interest expense, net for the year ended December 31, 2024 was $15.3 million, an increase of $1.1 million, compared to $14.2 million for the same period in 2023.  Interest expense is primarily attributable to financings associated with our multifamily residential real estate properties and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during each of the periods. Excluding the effect of our recent acquisition and disposition activities discussed above, interest expense, net for our Same Store properties decreased slightly by $0.1 million during the 2024 period. Additionally, during the years ended December 31, 2024 and 2023, we earned $2.8 million and $2.9 million, respectively, from our interest rate cap contracts which is recorded in interest expense, net.

Mark to Market Adjustment on Derivative Financial Instruments During the years ended December 31, 2024 and 2023, we recorded negative mark to market adjustments of $2.8 million and $2.9 million, respectively. These mark to market adjustments represented the change in the fair value of our interest rate cap contracts during the applicable period.

Summary of Cash Flows

Operating activities

The net cash provided by operating activities of $6.2 million for the year ended December 31, 2024 consisted of our net loss of $11.0 million plus the net negative change in operating assets and liabilities of $2.2 million adjusted to add back the negative mark to market adjustments on derivative financial instruments of $2.8 million, depreciation and amortization of $15.4 million and amortization of deferred financing costs of $1.2 million.

Investing activities

The net cash used in investing activities of $63.9 million for the year ended December 31, 2024 consisted primarily of the following:

●	capital expenditures of $4.9 million;
●	the acquisition of the Space Coast Apartments for $63.8 million; and
●	payments received on our note receivable of $4.9 million.

Financing activities

The net cash provided by financing activities of $18.9 million for the year ended December 31, 2024 consisted primarily of the following:

●	proceeds from notes payable of $43.9 million;
●	payment of loan fees and expenses of $2.3 million;
●	principal payments on notes payable of $6.7 million;
●	redemptions and cancellation of common stock of $8.0 million; and
●	distributions to common stockholders of $8.0 million

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

Our calculations of FFO and MFFO are presented below (dollars and shares in thousands, except per share amounts):

	For the Year Ended December 31,
Description	2024	2023
Net (loss)/income	$(10,985)	$32,886
FFO adjustments:
Depreciation and amortization of real estate assets	15,396	13,371
Income tax expense on sale of real estate	675	631
Gain on sale of investment property	-	(41,109)
FFO	5,086	5,779
MFFO adjustments:
Mark-to-market adjustments(1)	2,797	2,930
Non-recurring loss from extinguishment/sale of debt, derivatives or securities holdings(2)	8	13
MFFO - IPA recommended format	7,891	8,722

Net (loss)/income	$(10,985)	$32,886
Net (loss)/income per common share, basic and diluted	$(0.57)	$1.66

FFO	$5,086	$5,779
FFO per common share, basic and diluted	$0.26	$0.29

Weighted average number of common shares outstanding, basic and diluted	19,212	19,827

(1)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

(2)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

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

Future distributions, if any, declared will be at the discretion of the Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, operating and interest expenses, our ability to refinance near-term debt, as well as the Internal Revenue Service’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. We cannot assure that any future distributions will be made or that we will maintain any particular level of distributions that we have previously established or may establish.

Amended SRP

On November 10, 2022, the Board of Directors adopted the Amended, which became effective on January 1, 2023. Under the terms of the Amended SRP, any stockholder may request redemption of their Common Shares, subject to the significant conditions and limitations of the program. Additionally, under the terms of the Amended SRP, we will redeem Common Shares at 85% of our most recently published NAV per Share in effect as of the date the request for redemption is approved.

Pursuant to the terms of the Amended SRP, any Common Shares approved for redemption are redeemed on a periodic basis as determined by the Board of Directors, generally expected to be shortly after the end of each calendar quarterly period. However, we will not redeem, during any calendar year, more than the “5% Limitation. The Funding Limitation will be set by the Board of Directors not less often than annually. The Board of Directors set the amount of cash available for redemption of shares for both of the years ended December 31, 2024 and 2023 at $8.0 million, which was generally allocated $2.0 million for each calendar quarterly period. We may change the amount of the Redemption Limitations upon 10 business days’ notice to our stockholders and will provide notice of any change to the Redemption Limitations by including such information in (a) a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) a separate mailing to our stockholders.

Redemption requests will be honored pro rata among all requests received subject to the Redemption Limitations and will not be honored on a first come, first served basis.

The Board of Directors reserves the right in its sole discretion at any time and from time to time, subject to any notice requirements described in our Amended SRP, to (i) reject any request for redemption of Common Shares, (ii) change the purchase price for redemption of Common Shares, (iii) limit the funds to be used for redemption of Common Shares under the Amended SRP or otherwise change the Redemption Limitations, or (iv) amend, suspend (in whole or in part) or terminate the Amended SRP.

During the year ended December 31, 2024, we redeemed 613,116 Common Shares pursuant to the SRP at an average price of $13.05 per share. During the year ended December 31, 2023, we redeemed 489,912 Common Shares, pursuant to the SRP at an average price per share of $12.55.

On March 20, 2025, the Board of Directors determined it would consider the amount of cash available for redemption of Common Shares on a calendar quarterly basis throughout 2025. On the same date, the Board of Directors approved that an amount up to $2.0 million will be made available for consideration of redemption requests for the first calendar quarter of 2025.

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

ITEM 9.   CHANGES IN AND DISAGREMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of December 31, 2024, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of December 31, 2024, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our principal executive officer and principal financial officer, evaluated, as of December 31, 2024, the effectiveness of our internal control over financial reporting using the criteria established in Internal Control—New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting, as of December 31, 2024, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Andreas K. Bremer, 68, has served as one of our independent directors since November 2007 and as Lead Director since June 2017 Mr. Bremer currently serves as President and Chief Executive Officer of International Capital, LLC, a position he has held since 2018. Mr. Bremer joined International Capital as its Chief Financial Officer in October 2002 and became its Executive Vice President in 2005. International Capital specializes in acquisition, disposition, management and administration of commercial investment properties, and Mr. Bremer is responsible for all financial aspects of the company’s operations. Before joining International Capital, Mr. Bremer was the Chief Financial Officer of ATLASwerks®, a leading communication software company in Dallas. He acted as a corporate finance consultant for two years at McKinsey & Co. in both the Dallas and New York offices and served as Vice President of Finance and Treasurer at Paging Network, Inc. Mr. Bremer started his career at COMMERZBANK AG in Germany and spent seven of his 13-year tenure at the company’s New York and Atlanta offices. Mr. Bremer has over 25 years of financial and general management experience with extensive knowledge of corporate finance and commercial lending both in the United States and other countries, particularly Germany and holds a degree as CCIM. Mr. Bremer has served as Chairman of the German International School in Dallas since 2009. He was the Director of the Texas Warburg Chapter of the American Council on Germany in Dallas and, as Knight of Justice, is a member of the Order of St. John. In 2018, Mr. Bremer was appointed Honorary Counsel of the Federal Republic of Germany in Dallas 2018 and continues to serve in that capacity. Mr. Bremer received a law degree from the Johannes-Gutenberg University in Mainz, Germany.

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

Diane S. Detering-Paddison, 65, has served as one of our independent directors since June 2009. Ms. Detering-Paddison serves as President of 4word, www.4wordwomen.org, a not-for-profit organization she founded that connects, leads and supports professional Christian women and enables them to reach their potential. From February 2010 until June 2014, Ms. Detering-Paddison served as Chief Strategy Officer of Cassidy Turley, one of the nation’s largest commercial real estate service providers. Prior to joining Cassidy Turley, Ms. Detering-Paddison served as the Chief Operating Officer of ProLogis, an owner, manager, and developer of distribution facilities, from June 2008 until January 2009. Prior to that, Ms. Detering-Paddison was with CB Richard Ellis and Trammell Crow Company for over 20 years. During her time there, she served as Senior Vice President, Corporate and Investor Client Accounts from April 2001 until December 2004, Chief Operating Officer, Global Services from January 2005 until December 2006, and President, Global Corporate Services - Client Accounts from December 2006 until May 2008. Ms. Detering-Paddison was part of a ten-member executive team that managed the merger between Trammell Crow Company and CB Richard Ellis in December 2006. Ms. Detering-Paddison serves on the Salvation Army’s National Advisory Board. Ms. Detering-Paddison is the author of “Work, Love, Pray.” Ms. Detering-Paddison holds a Master of Business Administration degree from the Harvard Graduate School of Business and a Bachelor of Science degree from Oregon State University where she graduated as Valedictorian.

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

Mitchell Hochberg, 72,  was appointed Chairman of our Board of Directors on August 31, 2021 and has been our Chief Executive Officer since September 28, 2017. Mr. Hochberg also serves as President and Chief Operating Officer of Lightstone Value Plus REIT I, Inc. (“Lightstone I”), Lightstone Value Plus REIT II, Inc. (“Lightstone II”), Lightstone Value Plus REIT III, Inc. (“Lightstone III”), Lightstone Value Plus REIT IV, Inc. (“Lightstone IV”) and their respective advisors. From October 2014 to the present, Mr. Hochberg has served as President of Lightstone Enterprises. Mr. Hochberg was appointed Chief Executive Officer of Behringer Harvard Opportunity REIT I, Inc. (“BH OPP I”) effective as of September 28, 2017. Prior to joining The Lightstone Group in August 2012, Mr. Hochberg served as principal of Madden Real Estate Ventures from 2007 to August 2012 when it combined with Lightstone. Mr. Hochberg held the position of President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States from early 2006 to early 2007 and prior to that Mr. Hochberg founded Spectrum Communities, a developer of luxury neighborhoods in the northeast of the United States, in 1985 where for 20 years he served as its President and Chief Executive Officer. Mr. Hochberg served on the board of directors of Belmond Ltd from 2009 to April 2019. Additionally, through October 2014 Mr. Hochberg served on the board of directors and as Chairman of the board of directors of Orleans Homebuilders, Inc Mr. Hochberg received his law degree as a Harlan Fiske Stone Scholar from Columbia University School of Law and graduated magna cum laude from New York University College of Business and Public Administration with a Bachelor of Science degree in accounting and finance.

David Lichtenstein, 64  has served as one of our directors since December 2023 and is Chairman and Chief Executive Officer of our Advisor. Previously, Mr. Lichtenstein was appointed Chairman Emeritus on August 31, 2021 and had served as Chairman of the Board of Directors from September 2017 through August 2021. Mr. Lichtenstein founded both American Shelter Corporation and Lightstone. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone, directing all aspects of the acquisition, financing and management of a diverse portfolio of multi-family, lodging, retail and industrial properties located in 20 states and Puerto Rico. From June 2004 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Officer of Lightstone I and Chief Executive Officer of Lightstone Value Plus REIT LLC, its advisor. From April 2008 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Offer of Lightstone II and Lightstone Value Plus REIT II LLC, its advisor. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone III, and as Chief Executive Officer of Lightstone Value Plus REIT III LLC, its advisor. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone IV, and as Chief Executive Officer of Lightstone Real Estate Income LLC, its advisor. From October 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Enterprises Limited (“Lightstone Enterprises”). From July 2015 to the present, Mr. Lichtenstein has served as a member of the Board of Directors of the New York City Economic Development Corporation, New York City’s primary economic development vehicle. Mr. Lichtenstein is on the Board of Governors of the Real Estate Board of New York, a Trustee of the Citizens Budget Commission, and is a Member of The Economic Club of New York and the Real Estate Roundtable, and Co-Chair of the Real Estate Capital Policy Advisory Committee. He is also a member of the Brookings Institution’s Economic Studies Council and a trustee of The Touro College and University System and sits on the Board Supervisory Committee for The New York Medical College. Mr. Lichtenstein is a founder of the Friendship House, an organization that provides housing for families of sick children and adults in the Greater New York City area. Mr. Lichtenstein is also a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group, as well as a member of the Board of Directors of Touro College and New York Medical College.

Jeffrey P. Mayer, 68, has served as one of our independent directors since November 2007 and is chairman of our audit committee. Mr. Mayer previously served as a consultant serving the real estate industry and is the owner of Mayer Financial Consulting, LLC and is the firm’s sole employee. This firm was started in 2011 to provide consulting services to individuals and businesses primarily dealing with financial investments and real estate. From 2000 until 2007, Mr. Mayer was the Chief Financial Officer of ClubCorp, Inc., a holding company that owns and operates premier golf and business clubs and destination golf resorts. He previously served as Chief Financial Officer of Bristol Hotels & Resorts in Dallas, a position he held from 1996 until the company’s acquisition by Bass PLC in early 2000. Prior to joining Bristol, he was Corporate Controller at Host Marriott Corporation (formerly Marriott Corporation) and, prior to that, held various senior financial positions at Marriott Corporation. He also serves as treasurer and board member of the Georgia Chapter of The American Foundation for Suicide Prevention. In addition, he serves or has previously served as the Audit Committee chairman for three other organizations including both profit and not-for-profit entities. He was a board member of the Dallas Children’s Advocacy Center and chairman of its audit committee. A graduate of the College of William & Mary, he began his career as an accountant with Arthur Andersen LLP.

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

Cynthia Pharr Lee, 76, has served as one of our independent directors since November 2007. Ms. Lee serves as Chairman of Dala Communications and she was CEO of its predecessor firm, C. Pharr & Company, which provides strategic brand, marketing and public relations services to many real estate, construction, design and other B2B clients. Ms. Pharr Lee also serves as an independent board member of AAA Auto Club of Southern California. From 2016 through 2020, Ms. Pharr Lee served as a member of the board of directors of Darling Ingredients Inc. (DAR-NYSE) and its audit and compensation committees. From 1994 through February 2014, Ms. Pharr Lee served as a member of the board of directors of CEC Entertainment, Inc. (CEC-NYSE) and its audit and compensation committees. A co-founder of Texas Women Ventures Fund, Ms. Pharr Lee serves on the Fund’s Investment Advisory Committee. Ms. Pharr Lee is a former president of Executive Women of Dallas and former national chairman of the Counselor’s Academy of the Public Relations Society of America. From May 1989 through February 1993, Ms. Lee was President and Chief Executive Officer of Tracy Locke/Pharr Public Relations, a division of Omnicom (NYSE). Ms. Lee has earned designation as a Board Leadership Fellow of the National Association of Corporate Directors (NACD) and has also earned the CERT Certificate in Cybersecurity Oversight through a program sponsored by NACD and Carnegie Mellon University. She received her Bachelor of Science degree in English (summa cum laude) and her Master of Arts degree in English from Mississippi State University.

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

Steven Spinola, 75, has served as one of our independent directors since September 2017. Mr. Spinola served as President of the Real Estate Board of New York (“REBNY”) from 1986 and since July 2015 as its President Emeritus. Mr. Spinola is a recipient of the Harry B. Helmsley Distinguished New Yorker Award for a lifetime of achievement in the profession. Before becoming REBNY’s President, Mr. Spinola served as President of the New York City Public Development Corporation (now known as the New York City Economic Development Corporation) from 1983 to 1986. Mr. Spinola currently serves as an independent director on the Board of Directors of Lightstone IV. Mr. Spinola holds a Bachelor of Arts degree from the City College of New York with a concentration in political science and government. He attended the Harvard Business School/Kennedy School of Government Summer Program for Senior Managers in Government.

Our Board of Directors has concluded that Mr. Spinola is qualified to serve as one of our directors for reasons including his extensive experience in the real estate industry.

Executive Officers

In addition, the following individuals serve as our executive officers:

Mitchell Hochberg for biographical information about Mr. Hochberg, see “Item 10 - Directors.”

Seth Molod, 61, was appointed our Chief Financial Officer and Treasurer August 27, 2018. Mr. Molod also serves as Chief Financial Officer and Treasurer of Lightstone I, Lightstone II, Lightstone III and Lightstone IV. Mr. Molod also serves as the Executive Vice President and Chief Financial Officer of Lightstone and as the Chief Financial Officer of our Advisor and the advisors of Lightstone I, Lightstone II, Lightstone III and Lightstone IV. Prior to joining The Lightstone Group in August of 2018, Mr. Molod served as an Audit Partner, Chair of Real Estate Services and on the Executive Committee of Berdon LLP, a full-service accounting, tax, financial and management advisory firm (“Berdon”). Mr. Molod joined Berdon in 1989. He has extensive experience advising some of the nation’s most prominent real estate owners, developers, managers, and investors in both commercial and residential projects. Mr. Molod has worked with many privately held real estate companies as well as institutional investors, REITs, and other public companies. Mr. Molod is a licensed certified public accountant in New Jersey and New York and a member of the American Institute of Certified Public Accountants. Mr. Molod holds a Bachelor of Business Administration degree in Accounting from Muhlenberg College.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to the Company during and with respect to the fiscal year ended December 31, 2024 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2022.

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

Audit Committee Financial Expert

The Audit Committee consists of independent directors Jeffrey P. Mayer, the chairman, Andreas K. Bremer, Diane S. Detering-Paddison, Steven Spinola and Cynthia Pharr Lee. Our Board of Directors has determined that Mr. Mayer is an “audit committee financial expert,” as defined by the rules of the SEC. The biography of Mr. Mayer, including his relevant qualifications, is previously described in this Item 10.

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

Director Compensation Table

The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2024:

Name	Fees Earned(1)
Andreas K. Bremer	$107,500
Diane S. Detering-Paddison	$85,500
Jeffrey F. Joseph	$85,500
Steven Spinola	$85,500
Jeffrey P. Mayer	$96,500
Cynthia Pharr Lee	$91,000

(1)	Includes fees earned for services rendered in 2024, regardless of when paid.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee served as an officer or employee of the Company or any of our subsidiaries during the fiscal year ended December 31, 2024 or formerly served as an officer of the Company or any of our subsidiaries. In addition, during the fiscal year ended December 31, 2024, none of our executive officers served as a director or member of a compensation committee (or other Board of Directors committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of any entity that has one or more executive officers or directors serving as a member of our Board of Directors or compensation committee.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of March 15, 2025 regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, each of our executive officers, and our directors and executive officers as a group:

Name of Beneficial Owner(2)	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
David Lichtenstein	—	—
Andreas K. Bremer	—	—
Diane S. Detering-Paddison	—	—
Jeffrey P. Mayer	—	—
Cynthia Pharr Lee	—	—
Steven Spinola	—	—
Mitchell Hochberg	—	—
Seth Molod	—	—
All directors and executive officers as a group (nine persons)	—	—

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 15, 2025. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	The address of our directors and officers is c/o Lightstone Value Plus REIT V, Inc., 1985 Cedar Bridge Avenue, Suite 1, Lakewood, New Jersey 08701.

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

Related Party Transactions

Advisor and Affiliates

Our business is externally managed by the Advisor, an affiliate of Lightstone which provides advisory services to us and we have no employees. Lightstone is majority owned by David Lichtenstein, member of the Board of Directors. Pursuant to the terms of an advisory agreement and subject to the oversight of our Board of Directors, the Advisor is responsible for managing our day-to-day affairs and for services related to the management of our assets.

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

Debt Financing -	We pay the Advisor a debt financing fee of 1.0% of the amount available under any loan or line of credit made available to us and pay directly all third-party costs associated with obtaining the debt financing. Generally, these fees are capitalized as a direct reduction to the applicable financing and amortized over its term.

Property Management -	We pay our property managers, which may be affiliates of the Advisor or unrelated third party property managers, fees for the management, leasing, and construction supervision of our properties which is 4.0% of gross revenues of the properties managed by our property manager. We pay our Advisor an oversight fee equal to 0.5% of the gross revenues of the property managed for any property for which we contract directly with a third-party property manager. In no event will our property manager or its affiliates receive both a property management fee and an oversight fee with respect to any particular property. In the event we own a property through a joint venture that does not pay our property manager directly for its services, we will pay our property manager a management fee or oversight fee, as applicable, based only on our economic interest in the property.

Construction Management -	We pay our Advisor or property manager a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We were not charged any construction management fees for the years ended December 31, 2024 and 2023.

Asset Management -	We pay the Advisor a monthly asset management fee of one-twelfth of 0.7% of the value of each asset. The value of our assets is generally determined in connection with the at least annual determination and publication of our estimated NAV per Share unless the asset was acquired after the publication of our most recent estimated NAV per Share (in which case the value of the asset will be based on the contractual purchase price of the asset).

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

The Administrative Services Reimbursement is limited to the actual costs incurred or a twelve-month period cap (the “Cap”) as set forth in the agreement. For both of the years ended December 31, 2024 and 2023, the Administrative Services Reimbursement was limited to the Cap, which was $1.6 million.

The Administrative Services Reimbursement is payable in quarterly installments within 45 days of the end of each calendar quarter. In addition, under the various advisory management agreements, we reimburse the Advisor for certain due diligence services provided in connection with asset acquisitions and dispositions and debt financings separately from the Administrative Services Reimbursement.

Notwithstanding the fees and cost reimbursements payable to the Advisor pursuant to our advisory management agreement, under our charter we may not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts, or other similar non-cash reserves and excluding any gain from the sale of our assets for that period unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2024 and 2023, our total operating expenses (including the asset management fee) did not exceed the limit on total operating expenses.

The following table represents the fees incurred associated with the payments to our Advisor for the periods indicated:

	For the Years Ended December 31,
	2024	2023
Acquisition fees and acquisition expense reimbursement (1)	$1,116	$953
Debt financing fees (2)	437	170
Property management fees (property operating expenses)	537	537
Administrative services reimbursement (general and administrative costs)	1,591	1,535
Asset management fees (general and administrative costs)	3,632	3,584
Total	$7,313	$6,779

(1)	Capitalized to the corresponding asset and amortized over its estimated useful life.
(2)	Capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm

Our independent public accounting firm is EisnerAmper LLP, New York, New York, Auditor Firm ID: 274.

Audit and Non-Audit Fees

The following table presents the aggregate fees billed to us for the years indicated by our principal accounting firm:

	For the Year Ended December 31,
	2024	2023

Audit Fees (a)	$398	$378
Tax Fees (b)	73	62

Total Fees	$471	$440

(a)	Fees for audit services consisted of the audit of our annual consolidated financial statements, interim reviews of our quarterly consolidated financial statements and services normally provided in connection with statutory and regulatory filings.
(b)	Fees for tax compliance services including, but not limited to, the preparation of federal, state and local income tax returns.

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

Our audit committee approved all of the services provided by, and fees paid to, EisnerAmper LLP during the years ended December 31, 2024 and 2023.

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

Lightstone Value Plus REIT V, Inc.

Dated: March 27, 2025	By:	/s/ MITCHELL HOCHBERG
Mitchell Hochberg
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 27, 2025	/s/ MITCHELL HOCHBERG
Mitchell Hochberg
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

March 27, 2025	/s/ SETH MOLOD
Seth Molod
Chief Financial Officer (Principal Financial Officer)

March 27, 2025	/s/ DAVID LICHTENSTEIN
David Lichtenstein
Director

March 27, 2025	/s/ ANDREAS K. BREMER
Andreas K. Bremer
Director

March 27, 2025	/s/ STEVEN SPINOLA
Steven Spinola
Director

March 27, 2025	/s/ JEFFREY P. MAYER
Jeffrey P. Mayer
Director

March 27, 2025	/s/ CYNTHIA PHARR LEE
Cynthia Pharr Lee
Director

March 27, 2025	/s/ DIANE S. DETERING-PADDISON
Diane S. Detering-Paddison
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Value Plus REIT V, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus REIT V, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Investment Property – Indicators of Impairment

As of December 31, 2024, the Company had investment property, net of accumulated depreciation, of approximately $430.3 million. As disclosed in Note 2 to the financial statements, the Company monitors events and changes in circumstances representing triggering events that could indicate that the carrying amounts of the investment property may not be recoverable. Examples of the types of events and circumstances that would cause management to assess the Company’s investment property for potential impairment include, but are not limited to: a significant decrease in the market price of an asset; a significant adverse change in the manner in which the asset is being used; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers; and changes in the global and local markets or economic conditions. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset. These projected cash flows reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. In evaluating the Company’s investment property for impairment, management may use appraisals and make estimates and assumptions, including, but not limited to: the projected date of disposition of the properties, the estimated future cash flows of the properties during the Company’s ownership, and the projected sales price of each of the properties.

We identified the evaluation of indicators of impairment as a critical audit matter due to significant judgment made by management in identifying indicators of impairment. This in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures to evaluate the reasonableness of management’s significant assumptions related to the impairment evaluation including identifying events and circumstances that exist that would indicate the carrying amounts of the investment property may not be recoverable.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s impairment evaluation. Our procedures included, among others, assessing the methodologies applied and identifying the existence of any triggering events, including comparing budget to actual net operating income, comparing actual current year net operating income to actual prior year net operating income, and comparing actual, budgeted and prior year occupancy percentages, and considering if the determination was reasonable considering the past and current performance of the property and if consistent with evidence obtained in other areas of the audit. We tested the completeness and accuracy of the underlying data used by management in its evaluation. We held discussions with management about the current status of certain properties to understand how management’s significant estimates and assumptions are developed considering potential future market conditions.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2017.

EISNERAMPER LLP

New York, New York

March 27, 2025

Lightstone Value Plus REIT V, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	December 31, 2024	December 31, 2023

Assets
Investment property:
Land and improvements	$95,445	$85,139
Building and improvements	399,472	342,732
Furniture, fixtures and equipment	13,127	11,333
Gross investment property	508,044	439,204
Less accumulated depreciation	(77,709)	(63,544)
Net investment property	430,335	375,660

Cash and cash equivalents	21,406	47,125
Marketable securities, available for sale	3,827	3,675
Restricted cash	6,391	19,421
Note receivable, net	-	4,898
Prepaid expenses and other assets	4,063	4,350
Total Assets	$466,022	$455,129

Liabilities and Stockholders’ Equity
Notes payable, net	$323,168	$287,029
Accounts payable and accrued and other liabilities	9,200	7,516
Total liabilities	332,368	294,545

Commitments and Contingencies

Stockholders’ Equity:

Company’s stockholders’ equity:
Preferred stock, $.0001 par value per share; 50.0 million shares authorized, none issued and outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value per share; 350.0 million shares authorized, 18.9 million and 19.6 million shares issued and outstanding, respectively	2	2
Additional paid-in-capital	155,846	163,846
Accumulated other comprehensive loss	(31)	(107)
Accumulated deficit	(22,163)	(3,157)
Total Stockholders’ Equity	133,654	160,584

Total Liabilities and Stockholders’ Equity	$466,022	$455,129

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Operations and Comprehensive Income

(dollars and shares in thousands, except per share amounts)

	For the Years Ended December 31,
	2024	2023

Rental revenues	$50,110	$49,568

Expenses
Property operating expenses	16,138	15,971
Real estate taxes	6,856	6,806
General and administrative	7,732	7,701
Depreciation and amortization	15,396	13,371
Total expenses	46,122	43,849

Interest expense, net	(15,265)	(14,232)
Interest income	2,667	2,911
Gain on sale of investment property	-	41,109
Mark to market adjustment on derivative financial instruments	(2,797)	(2,930)
Other income, net	422	309
Net (loss)/income	$(10,985)	$32,886
Weighted average shares outstanding:
Basic and diluted	19,212	19,827
Basic and diluted (loss)/income per share	$(0.57)	$1.66
Comprehensive (loss)/income:
Net (loss)/income	$(10,985)	$32,886
Other comprehensive income:
Holding gain on marketable securities, available for sale	68	100
Reclassification adjustment for loss on sale of marketable securities included in net (loss)/income	8	13
Total other comprehensive income	76	113
Comprehensive (loss)/income	$(10,909)	$32,999

   See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars and shares in thousands)

							Accumulated
					Additional		Other
	Convertible Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

BALANCE, December 31, 2022	1	$-	20,044	$2	$169,996	$(33,874)	$(220)	$135,904

Net income	-	-	-	-	-	32,886	-	32,886
Redemption and cancellation of common stock	-	-	(490)	-	(6,150)	-	-	(6,150)
Distributions declared	-	-	-	-	-	(2,169)	-	(2,169)
Other comprehensive income:
Holding gain on marketable securities, available for sale	-	-	-	-	-	-	100	100
Reclassification adjustment for loss on sale of marketable securities included in net income	-	-	-	-	-	-	13	13
BALANCE, December 31, 2023	1	$-	19,554	$2	$163,846	$(3,157)	$(107)	$160,584

Net loss	-	-	-	-	-	(10,985)	-	(10,985)
Redemption and cancellation of common stock	-	-	(613)	-	(8,000)	-	-	(8,000)
Distributions declared	-	-	-	-	-	(8,021)	-	(8,021)
Other comprehensive income:
Holding gain on marketable securities, available for sale	-	-	-	-	-	-	68	68
Reclassification adjustment for loss on sale of marketable securities included in net loss	-	-	-	-	-	-	8	8

BALANCE, December 31, 2024	1	$-	18,941	$2	$155,846	$(22,163)	$(31)	$133,654

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Year Ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(10,985)	$32,886
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	15,396	13,371
Amortization of deferred financing costs	1,228	1,343
Gain on sale of investment property	-	(41,109)
Mark to market adjustment on derivative financial instruments	2,797	2,930
Non-cash interest income	-	(9)
Other non-cash adjustments, net	8	(43)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(2,256)	(2,778)
Increase/(decrease) in accounts payable and accrued and other liabilities	57	(1,000)

Net cash provided by operating activities	6,245	5,591

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(68,700)	(60,327)
Proceeds from sale of investment property, net of closing costs	-	70,569
Purchase of marketable securities	(1,090)	(974)
Proceeds from sale of marketable securities	1,007	855
Funding of note receivable, net	-	(1,119)
Proceeds from repayment of note receivable, net	4,898	-

Net cash (used in)/provided by investing activities	(63,885)	9,004

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	43,945	34,640
Payments on notes payable	(6,727)	(37,998)
Payment of loan fees and expenses	(2,306)	(1,123)
Redemption and cancellation of common stock	(8,000)	(6,150)
Distributions paid	(8,021)	(2,169)

Net cash provided by/(used in) financing activities	18,891	(12,800)

Net change in cash, cash equivalents and restricted cash	(38,749)	1,795
Cash, cash equivalents and restricted cash, beginning of year	66,546	64,751
Cash, cash equivalents and restricted cash, end of year	$27,797	$66,546

Supplemental cash flow information for the years indicated is as follows:

Cash paid for interest	$16,717	$17,173
Cash paid for income taxes	$815	$763
Holding gain on marketable securities, available for sale	$76	$113
Capital expenditures for investment property in accounts payable and accrued and other liabilities	$235	$163
Acquisition and finance fee accrued not paid	$1,553	$-

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

Substantially all of the Company’s business is conducted through Lightstone REIT V OP LP, a limited partnership organized in Delaware (the “Operating Partnership”). As of December 31, 2024, the Company’s wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner. As of December 31, 2024, the Company’s wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

All of the Company’s current investments are located in the U.S. The Company currently intends to hold its various real properties until such time as its board of directors (the “Board of Directors”) determines that a sale or other disposition appears to be advantageous to achieve the Company’s investment objectives or until it appears that the objectives will not be met. The Company currently has one operating segment. As of December 31, 2024, the Company wholly owned and consolidated nine multifamily real estate properties containing an aggregate of 2,760 apartment units.

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

Organization

In connection with the Company’s initial capitalization, the Company issued 22,500 shares of its common stock (“Common Shares”) and 1,000 shares of its convertible stock to the Company’s former advisor on January 19, 2007. The 1,000 shares of convertible stock were transferred to an affiliate of Lightstone on February 10, 2017 and remain outstanding. As of December 31, 2024, the Company had 18.9 million Common Shares outstanding.

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

Current Environment

The Company’s operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, its business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws, ordinances and regulations, outbreaks of contagious diseases, cybercrime, technological advances and challenges, such as the use and impact of artificial intelligence and machine learning, loss of key relationships, inflation and recession.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT V, and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). All inter-company balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate and real estate-related investments and depreciable lives. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

Cash, Cash Equivalents and Restricted Cash and Concentration of Credit Risk

The Company considers investments in highly liquid money market funds or investments with original maturities of three months or less to be cash equivalents.

As of December 31, 2024 and 2023, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

As required by the Company’s lenders, restricted cash is held in escrow accounts for anticipated capital expenditures, real estate taxes, and other reserves for certain of the Company’s consolidated properties. Capital reserves are typically utilized for non-operating expenses such as tenant improvements, leasing commissions, and major capital expenditures. Alternatively, a lender may require its own formula for an escrow of capital reserves. Restricted cash may also include certain funds temporarily placed in escrow with qualified intermediaries to facilitate potential like-kind exchange transactions in accordance with Section 1031 of the Internal Revenue Code, as amended.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share data and where indicated in millions)

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in its consolidated statements of cash flows:

	December 31,
	2024	2023
Cash and cash equivalents	$21,406	$47,125
Restricted cash	6,391	19,421
Total cash, cash equivalents and restricted cash	$27,797	$66,546

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

Revenue Recognition

The Company’s rental revenues are primarily comprised of rental income and tenant recovery income derived from operating leases for its multifamily residential properties. Minimum rents are recognized on a straight-line accrual basis, over the terms of the related leases. Recoveries from residential tenants for utility costs, are recognized as revenues in the period that the applicable costs are incurred.

Substantially all of the Company’s multifamily residential property leases have initial terms of 12 months or less.

Investments in Real Estate

Accounting for Asset Acquisitions

The cost of the real estate assets acquired in an asset acquisition is allocated to the acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, based in each case on their relative fair values. Fees incurred related to asset acquisitions are capitalized as part of the cost of the investment.

Impairment Evaluation

The Company evaluates the recoverability of its investments in real estate assets at the lowest identifiable level, which is primarily the individual property level. An impairment loss is recognized only if the carrying amount of a long-lived asset is not expected to be fully recoverable and exceeds its fair value.

The Company evaluates the long-lived assets for potential impairment whenever events or changes in circumstances indicate that the total undiscounted projected cash flows are less than the carrying amount for a particular property. No single indicator would necessarily result in the Company preparing an estimate to determine if a long-lived asset’s future undiscounted cash flows are less than its book value. The Company uses judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a long-lived asset requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends.  The estimated cash flows used for the impairment analysis are subjective and require the Company to use its judgment and the determination of estimated fair value is based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, may be substantial.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share data and where indicated in millions)

Depreciation and Amortization

Depreciation expense is computed based on the straight-line method over the estimated useful life of the applicable real estate asset. The Company generally uses estimated useful lives of up to 39 years for buildings, 15 years for land improvements and building improvements and 5 to 10 years for furniture, fixtures and equipment. The value of acquired in-place leases are amortized to expense over the average remaining term of the leases acquired Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

Deferred Costs

The Company capitalizes initial direct costs associated with financing activities. The costs are capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan. Amortization of deferred loan costs begin in the period during which the loan is originated using the effective interest method over the term of the loan and is included in interest expense in the consolidated statements of operations. The Company capitalizes initial direct costs associated with leasing activities. The costs are capitalized upon the execution of the lease and amortized over the initial term of the corresponding lease.

Tax Status and Income Taxes

The Company elected to be taxed as a REIT commencing with the taxable year ended December 31, 2008. If the Company remains qualified as a REIT, it generally will not be subject to U.S. federal income tax on its net taxable income that it distributes currently to its stockholders. To maintain its REIT qualification under the Internal Revenue Code of 1986, as amended, the Company must meet a number of organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If the Company fails to remain qualified for taxation as a REIT in any subsequent year and does not qualify for certain statutory relief provisions, its income for that year will be taxed at regular corporate rates, and it may be precluded from qualifying for treatment as a REIT for the four-year period following its failure to qualify as a REIT. Such an event could materially adversely affect its net income and net cash available for distribution to its stockholders, if any. Additionally, even if the Company continues to qualify as a REIT for U.S. federal income tax purposes, it may still be subject to some U.S. federal, state and local taxes on its taxable income and property and to U.S. federal income taxes and excise taxes on its undistributed taxable income, if any.

To maintain its qualification as a REIT, the Company may engage in certain activities through a wholly-owned taxable REIT subsidiary. As such, the Company may be subject to U.S. federal and state income and franchise taxes from these activities.

The Company’s income tax expense and benefits are included in other income, net on our consolidated statements of operations. During both of the years ended December 31, 2024 and 2023, the Company recorded income tax expense of $0.8 million primarily consisting of state income tax.

As of December 31, 2024 and 2023, the Company had no material uncertain income tax positions.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share data and where indicated in millions)

Derivative Financial Instruments

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

Segment Disclosure

The Company’s operations are reported within one reportable segment and constitutes all of the consolidated entities which are reported in the consolidated financial statements. The Company owns and operates multifamily residential properties and makes other real estate-related investments, principally in the U.S.

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM assesses entity-wide operating results and performance and decides how to allocate resources based on consolidated net income/loss which is reported on the consolidated statements of operations. Additionally, the measure of segment assets is reported on the consolidated balance sheets as total assets.

The accounting policies for the reportable segment are the same as those described above. The CODM uses consolidated net income/loss to evaluate earnings generated from assets to assess performance and make decisions about allocating resources. The CODM also uses consolidated net income/loss to monitor the budget versus actual results, which is used in assessing the Company’s entity-wide operating results and performance.

The revenue, costs and expenses, and net income/loss for the reportable segment are the same as those presented on the consolidated statements of operations.

Significant expense categories, including property operating expenses, real estate taxes, general and administrative costs, depreciation and amortization and interest, are included on the Company’s consolidated statements of operations.

3. New Accounting Pronouncements

In November 2023, the FASB issued an accounting standards update, “Segment Reporting-Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments require entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within segment profit and loss, as well as the title and position of the CODM. The Company adopted this standard effective January 1, 2024, noting that it did not have a material impact on its consolidated financial statements.

In December 2023, the FASB issued an accounting standards update, “Income Taxes-Improvements to Income Tax Disclosures,” which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This update is effective for annual periods beginning after December 15, 2024. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

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

4. Marketable Securities, Derivative Financial Instruments and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities:

	As of December 31, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate and Government Bonds	$3,858	$53	$(84)	$3,827

	As of December 31, 2023
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate and Government Bonds	$3,783	$37	$(145)	$3,675

As of December 31, 2024, the Company has not recognized an allowance for expected credit losses related to available-for-sale debt securities as the Company has not identified any unrealized losses for these investments attributable to credit factors. The Company’s unrealized loss on investments in debt securities was primarily caused by changes in interest rates. The Company does not currently intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis.

The following table summarizes the estimated fair value of the Company’s investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of December 31, 2024
Due in 1 year	$751
Due in 1 year through 5 years	2,854
Due in 5 years through 10 years	222
Due after 10 years	-
Total	$3,827

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

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share data and where indicated in millions)

As of December 31, 2024, the Company had two interest rate cap contracts. The first interest rate cap contract, which was entered into at a cost of $1.1 million on July 8, 2024 with an effective date of July 15, 2024, had a notional amount of $52.2 million, matures on July 15, 2025 and effectively caps SOFR at 2.50% during its term. The second interest rate cap contract, which was entered into at a cost of $0.5 million on October 10, 2024 with an effective date of October 11, 2024, had a notional amount of $44.0 million, matures on October 11, 2025 and effectively caps SOFR at 3.00% during its term.

The fair value of the Company’s interest rate cap contracts was $0.9 million and $1.3 million as of December 31, 2024 and 2023, respectively, and is included in prepaid expenses and other assets on the consolidated balance sheets.

During the years ended December 31, 2024 and 2023, the Company recorded negative mark to market adjustments of $2.8 million and $2.9 million, respectively. These mark to market adjustments represent the change in the fair values of the Company’s interest rate cap contracts during such periods.

During the years ended December 31, 2024 and 2023, the Company earned $2.8 million and $2.9 million, respectively, from its interest rate cap contracts. Earnings from interest rate cap contracts are recorded in interest expense, net on the consolidated statements of operations.

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

The fair value of the Company’s investments in debt securities are measured using quoted prices for these investments; however, the markets for these assets are not active. The fair values of the Company’s interest rate cap contracts are measured using other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of December 31, 2024 and 2023, all of the Company’s debt securities and interest rate cap contracts were classified as Level 2 assets and there were no transfers between the level classifications during the years ended December 31, 2024 and 2023.

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

As of December 31, 2024 and 2023, management estimated that the carrying value of the Company’s cash and cash equivalents, restricted cash, note receivable, prepaid expenses and other assets (exclusive of interest rate cap contracts - see Note 4) and accounts payable and accrued and other liabilities were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share data and where indicated in millions)

The fair values of the Company’s notes payable are categorized as a Level 2 in the fair value hierarchy. The fair values were estimated using a discounted cash flow analysis valuation on the estimated borrowing rates available for loans with similar terms and maturities. The fair values of the notes payable were determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair values of financial instruments is based on pertinent information available to management as of December 31, 2024 and 2023.

Carrying amounts of the Company’s notes payable and the related estimated fair value are as follows:

	As of December 31, 2024		As of December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable	$327,011	$319,931	$289,794	$280,833

6. Real Estate Properties

The following table presents certain information about the Company’s nine wholly owned multifamily residential real estate properties as of December 31, 2024:

Property Name	Location	Date Acquired
Arbors Harbor Town	Memphis, Tennessee	December 20, 2011
Parkside Apartments	Sugar Land, Texas	August 8, 2013
Axis at Westmont	Westmont, Illinois	November 27, 2018
Valley Ranch Apartments	Ann Arbor, Michigan	February 14, 2019
Autumn Breeze Apartments	Noblesville, Indiana	March 17, 2020
BayVue Apartments	Tampa, Florida	July 7, 2021
Citadel Apartments	Houston, Texas	October 6, 2021
Camellia Apartments	St. Augustine, Florida	December 19, 2023
Space Coast Apartments	Rockledge, Florida	December 19, 2024

Acquisition and Disposition Activities during 2024 and 2023

Acquisition of the Space Coast Apartments – December 2024

On December 19, 2024, the Company acquired a 240-unit multifamily residential property located in Rockledge, Florida (the “Space Coast Apartments”) from an unrelated third party for a contractual purchase price of $63.8 million, plus closing and other acquisition related costs totaling $1.7 million. The acquisition was funded with $43.7 million of proceeds from a mortgage financing (the “Space Coast Apartments Mortgage”) and $21.8 million of cash on hand.

The Company determined this acquisition was an asset acquisition and allocated the total purchase price, including closing and other acquisition related costs, to the assets acquired based on their relative fair value. Approximately $9.8 million was allocated to land and improvements, $52.9 million was allocated to building and improvements, $1.3 million was allocated to furniture, fixtures and equipment and $1.5 million was allocated to in-place lease intangibles.

Additionally, in connection with the acquisition of the Space Coast Apartments, the Advisor received an aggregate of $1.6 million in acquisition fees, acquisition expense reimbursements and debt financing fees.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share data and where indicated in millions)

Acquisition of Camellia Apartments – December 2023

On December 19, 2023, the Company acquired a 210-unit multifamily residential property located in St. Augustine, Florida (the “Camellia Apartments”) from an unrelated third party for a contractual purchase price of $53.3 million, plus closing and other acquisition related costs totaling $1.1 million. The acquisition was funded with $33.9 million of proceeds from a mortgage financing (the “Camellia Apartments Mortgage”) and $20.5 million of funds that had been temporarily placed in escrow with a qualified intermediary in connection with the Company’s disposition of a 306-unit multifamily residential property located in Fishers, Indiana (the “Flats at Fishers”).

In connection with the acquisition, the Advisor received an aggregate of approximately $1.1 million in acquisition fees, acquisition expense reimbursements and debt financing fees.

Disposition of the Flats at Fishers – November 2023

On November 1, 2023, the Company completed the disposition of Flats at Fishers to an unrelated third-party for a contractual sales price of $71.0 million. In connection with the disposition of the Flats at Fishers, its non-recourse mortgage loan (the “Flats at Fishers Mortgage”) of $27.7 million was defeased at a cost of $27.1 million and its non-recourse subordinated mortgage loan (the “Flats at Fisher Supplemental Mortgage”) of $8.9 million was repaid in full. The Company’s net proceeds from the disposition of the Flats at Fishers were $33.8 million, after the aforementioned defeasance of the Flats at Fishers Mortgage and the repayment of the Flats at Fisher Supplemental Mortgage, pro rations, and closing and other related transaction costs. In connection with the disposition of Flats at Fishers, the Company recognized a gain on sale of investment property of $41.1 million during the fourth quarter of 2023.

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

The net proceeds from the disposition of the Flats of Fishers of $33.8 million were placed in an escrow with a qualified intermediary to potentially facilitate a Section 1031 exchange transaction pursuant to the requirements of the Internal Revenue Code and as described above, $20.5 million of these funds were used in connection with the Company’s acquisition of the Camellia Apartments on December 19, 2023. An additional $0.1 million of these funds were used for other acquisition related costs in the first quarter of 2024. The remaining funds of $13.2 million were released to the Company on May 2, 2024.

Disposition of the Autumn Breeze Apartments

On February 27, 2025, the Company completed the disposition a 280-unit multifamily residential property located in Noblesville, Indiana (the “Autumn Breeze Apartments”) to an unrelated third party for a contractual sales price of $59.5 million. In connection with the disposition of the Autumn Breeze Apartments, its non-recourse mortgage loan (the “Autumn Breeze Apartments Mortgage”) of $28.9 million was defeased at a cost of $28.0 million. The Company’s net proceeds from the disposition of the Autumn Breeze Apartments were $29.9 million, after the aforementioned defeasance of the Autumn Breeze Apartments Mortgage, pro rations, and closing and other related transaction costs.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share data and where indicated in millions)

7. Note Receivable

On February 28, 2019, the Company, as the lender, and an unrelated third party (the “Loan Borrower”), as the borrower, entered into a loan promissory note (the “Mezzanine Loan”), pursuant to which the Company funded an aggregate $12.0 million of mezzanine financing collateralized by the ownership interests of the Loan Borrower in a condominium project (the “Park House”) located at 500 West 22nd Street in the West Chelsea neighborhood of New York City. The Mezzanine Loan was subordinate to a first mortgage loan collateralized by the Park House.

The Mezzanine Loan bore interest at a rate of LIBOR plus 11.0% per annum with a floor of 13.493% and had a maturity date of March 1, 2023. Additionally, the Mezzanine Loan provided for monthly interest-only payments at a rate of 8% with the additional interest above the 8% threshold added to the outstanding principal balance and due at maturity.

The Loan Borrower developed and constructed Park House, which contains 10 residential units and ground floor retail space. The Park House was substantially completed in July 2022, and during the year ended December 31, 2022, the first mortgage loan was initially repaid in full with the proceeds from condominium sales and thereafter, the Loan Borrower repaid $10.6 million of the Mezzanine Loan with subsequent proceeds from the sale of condominium units. As of December 31, 2022, the remaining outstanding principal balance of the Mezzanine Loan was $3.8 million, including $2.4 million of additional interest due at maturity.

During the first quarter of 2023, the Company and Loan Borrower refinanced the then outstanding principal and interest due under the Mezzanine Loan resulting in a new $5.0 million senior mortgage loan (the “Senior Mortgage Loan”) secured by the Loan Borrower’s ownership interest in Park House, consisting of the remaining unsold condominium units and the ground floor retail space. The Senior Mortgage Loan bore interest at a rate of SOFR plus 5.5% per annum, with a floor of 10.0% and had a term of one-year with one six-month extension option, subject to the satisfaction of certain conditions.

As of December 31, 2023, the carrying amount of the Senior Mortgage Loan was $4.9 million ($5.0 million of outstanding principal less $0.1 million interest reserve), which was classified as note receivable, net on the consolidated balance sheet. During February 2024, the Loan Borrower made a principal paydown of $2.0 million with net proceeds from the sale of a condominium unit reducing the outstanding principal balance of the Senior Mortgage Loan to $3.0 million and the Company simultaneously allowed the Loan Borrower to exercise the six-month extension option extending the maturity date to September 1, 2024. However, in June 2024, the Loan Borrower repaid the remaining outstanding principal balance of the Senior Mortgage Loan of $3.0 million in full with net proceeds from the sale of an additional condominium unit. In connection with the repayment in full of the Senior Mortgage Loan, the Company released the interest reserve of $0.1 million to the Loan Borrower.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share data and where indicated in millions)

8. Notes Payable

The following table sets forth information as of the date indicated for the Company’s notes payable:

Property	Interest Rate	Weighted Average Interest Rate for the Year Ended December 31, 2024	Maturity Date	Amount Due at Maturity	As of December 31, 2024	As of December 31, 2023

Arbors Harbor Town	4.53%	4.53%	January 1, 2026	$29,000	$29,000	$29,000

Arbors Harbor Town Supplemental	3.52%	3.52%	January 1, 2026	5,379	5,502	5,618

Parkside Apartments	4.45%	4.45%	June 1, 2025	15,782	15,940	16,298

Axis at Westmont	4.39%	4.39%	February 1, 2026	34,343	35,165	35,836

Valley Ranch Apartments	4.16%	4.16%	March 1, 2026	43,414	43,414	43,414

Autumn Breeze Apartments	3.39%	3.39%	April 1, 2030	25,518	28,962	29,544

BayVue Apartments	SOFR + 3.11% (floor 3.21%)	8.43%	July 9, 2025	47,382	47,382	47,173

Citadel Apartments Senior	SOFR + 1.61% (floor 1.71%)	6.90%	October 11, 2026	35,200	35,200	39,200

Citadel Apartments Junior	SOFR + 8.86% (floor 8.96%)	14.31%	October 11, 2026	8,800	8,800	9,800

Camellia Apartments	6.05%	6.05%	January 1, 2030	33,911	33,911	33,911

Space Coast Apartments	5.60%	5.60%	January 1, 2030	42,668	43,735	-
Total notes payable		4.98%		$321,397	327,011	289,794

Less: Deferred financing costs					(3,843)	(2,765)

Total notes payable, net					$323,168	$287,029

Space Coast Apartments Mortgage

On December 19, 2024, the Company entered into a $43.7 million non-recourse mortgage loan (the “Space Coast Apartments Mortgage”) scheduled to mature on January 1, 2030. The Space Coast Apartments Mortgage bears interest at 5.60% and requires monthly interest-only payments through January 1, 2028, and monthly principal and interest payments of approximately $0.3 million thereafter, through its stated maturity. The Space Coast Apartments Mortgage is collateralized by the Space Coast Apartments.

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

The Citadel Apartments Mortgages were initially scheduled to mature on October 11, 2024, and had two one-year extension options, subject to the satisfaction of certain conditions. The Citadel Apartments Mortgages are both collateralized by a 293-unit multifamily residential property located in Houston, Texas (the “Citadel Apartments”), however, the Citadel Apartments Junior Mortgage is subordinate to the Citadel Apartments Senior Mortgage.

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

On September 26, 2024, the maturity dates of the Citadel Apartments Mortgages were both extended from October 11, 2024 to October 11, 2026. In connection with these extensions, the Company made an aggregate principal paydown of $5.0 million, which reduced the outstanding balances of the Citadel Apartments Senior Mortgage from $39.2 million to $35.2 million and the Citadel Apartments Junior Mortgage from $9.8 million to $8.8 million.

Additionally, on October 10, 2024, the Company entered into another interest rate cap contract with an effective date of October 11, 2024, with an unrelated financial institution at a cost of $0.5 million. This interest rate cap contract has a reduced notional amount of $44.0 million (as a result of the aggregate principal paydown of $5.0 million made on September 26, 2024), matures on October 11, 2025 and effectively caps SOFR at 3.00% during its term. Upon the expiration of this interest rate cap contract, the Company will be required to purchase another interest rate cap contract at substantially similar terms if the Citadel Apartments Mortgages remain outstanding.

BayVue Apartments Mortgage

On July 7, 2021, the Company entered into a non-recourse mortgage loan facility for up to $52.2 million (the “BayVue Apartments Mortgage”). The BayVue Apartments Mortgage, which initially was scheduled to mature on July 9, 2024, had two one-year extension options, subject to the satisfaction of certain conditions, and is collateralized by a 368-unit multifamily residential property located in Tampa, Florida (the “BayVue Apartments”). On July 8, 2024, the Company exercised the first extension option to extend the maturity of the BayVue Apartments Mortgages to July 9, 2025.

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

As of December 31, 2024, the outstanding principal balance and remaining availability under the BayVue Apartments Mortgage was $47.4 million and $4.8 million, respectively. The remaining availability may be drawn for certain capital improvements to the property pursuant to the loan agreement.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share data and where indicated in millions)

Autumn Breeze Apartments Mortgage

On March 31, 2020, the Company entered into a ten-year $29.9 million non-recourse mortgage loan (the “Autumn Breeze Apartments Mortgage”) scheduled to mature on April 1, 2030. The Autumn Breeze Apartments Mortgage bore interest at 3.39% and required monthly interest-only payments through June 30, 2023 and monthly principal and interest payments of approximately $0.1 million thereafter, through its stated maturity. The Autumn Breeze Apartments Mortgage was collateralized by the Autumn Breeze Apartments, a 280-unit multifamily residential property located in Noblesville, Indiana.

As previously discussed, in connection with the disposition of the Autumn Breeze Apartments on February 27, 2025, the Autumn Breeze Apartments Mortgage of $28.9 million was defeased at a cost of $28.0 million.

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

Parkside Apartments Mortgage

On June 1, 2018, the Company entered into a seven-year $18.0 million non-recourse mortgage loan (the “Parkside Apartments Mortgage”) scheduled to mature on June 1, 2025. The Parkside Apartments Mortgage bears interest at 4.45% and requires monthly interest and principal payments pursuant to a 30-year amortization schedule through its stated maturity with the entire unpaid balance due upon maturity. The Parkside Apartments Mortgage is collateralized by a 240-unit multifamily residential property located in Sugar Land, Texas (the “Parkside Apartments”).

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share data and where indicated in millions)

The following table provides information with respect to the contractual maturities and scheduled principal repayments of the Company’s indebtedness as of December 31, 2024.

	2025	2026	2027	2028	2029	Thereafter	Total
Principal maturities	$64,755	$156,877	$654	$1,170	$1,276	$102,279	$327,011

Less: deferred financing costs							(3,843)
Total notes payable, net							$323,168

As of December 31, 2024, the Company was in compliance with all of its financial covenants.

Mortgage Debt Maturities

The following discussion relates to the Company’s current intentions with respect to its mortgage debt maturing over the next 12 months.

The Company’s non-recourse mortgage loan collateralized by the Parkside Apartments (the “Parkside Apartments Mortgage”) (outstanding principal balance of $15.9 million as of December 31, 2024) is scheduled to mature on June 1, 2025. We currently intend to refinance the Parkside Apartments Mortgage on or before its scheduled maturity date.

Although the BayVue Apartments Mortgage (outstanding principal balance of $47.4 million as of December 31, 2024) is currently scheduled to mature on July 9, 2025, the Company currently intends to exercise the remaining one-year extension option to extend the maturity of the BayVue Apartments Mortgage to July 9, 2026. If the Company extends the maturity of the BayVue Apartments Mortgage, it will be required to enter into another interest rate cap contract at substantially similar terms as its interest rate cap contract that matures on July 15, 2025, pursuant to the terms of the BayVue Apartment Mortgage.

The Company’s non-recourse mortgage loans collateralized by the Arbors Harbor Town (the “Arbors Harbor Town Mortgage” and the “Arbors Harbor Town Supplemental Mortgage” and collectively the “Arbors Mortgages”) (aggregate outstanding principal balances of $34.5 million as of December 31, 2024) are scheduled to mature on January 1, 2026. We currently intend to refinance the Arbors Mortgages on or before their scheduled maturity dates.

The Company’s non-recourse mortgage loan collateralized by the Axis at Westmont (the “Axis at Westmont Mortgage”) (outstanding principal balance of $35.2 million as of December 31, 2024) is scheduled to mature on February 1, 2026. We currently intend to refinance the Axis at Westmont Mortgage on or before its scheduled maturity date.

The Company’s non-recourse mortgage loan collateralized by the Valley Ranch Apartments (the “Valley Ranch Apartments Mortgage”) (outstanding principal balance of $43.4 million as of December 31, 2024) is scheduled to mature on March 1, 2026. We currently intend to refinance the Valley Ranch Apartments Mortgage on or before its scheduled maturity date.

The Company does not currently expect any issues in extending or refinancing its maturing indebtedness at favorable terms. However, if the Company is unable to do so, it will consider to repaying the then outstanding balance with available cash and/or proceeds from selective asset sales. The Company has no additional significant maturities of mortgage debt over the next 12 months.

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

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share data and where indicated in millions)

10. Stockholders’ Equity

Capitalization

As of December 31, 2024, the Company’s authorized capital was 350,000,000 Common Shares, 50,000,000 shares of preferred stock, and 1,000 shares of convertible stock. All shares of such stock have a par value of $.0001 per share.

As of December 31, 2024, the Company had issued 18.9 million Common Shares, including 2.2 million Common Shares previously issued through its distribution reinvestment plan, which was terminated on April 3, 2012. As of December 31, 2024, the Company had 1,000 shares of convertible stock held by an affiliate of Lightstone.

The shares of convertible stock will be converted into Common Shares automatically if (1) the Company has made total distributions on then outstanding Common Shares equal to the issue price of those Common Shares plus a 10% cumulative, non-compounded, annual return on the issue price of those outstanding Common Shares, or (2) the Company lists its Common Shares for trading on a national securities exchange if the sum of the prior distributions on then outstanding Common Shares plus the aggregate market value of the Common shares (based on the 30-day average closing price) meets the same 10% performance threshold. In general, the convertible stock will convert into Common Shares with a value equal to the lesser of (A) 20% of the excess of the Company’s enterprise value plus the aggregate value of distributions paid to date on then outstanding Common Shares over the aggregate issue price of those outstanding Common Shares plus a 10% cumulative, non-compounded, annual return on the issue price of those outstanding Common Shares, or (B) 15% of the excess of the Company’s enterprise value plus the aggregate value of distributions paid to date on then outstanding Common Shares over the aggregate issue price of those outstanding Common Shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding Common Shares. At the date of issuance of the shares of convertible stock, the former management determined the fair value under GAAP was less than the nominal value paid for the Common Shares; therefore, the difference was not material.

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

Distributions

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

Amended SRP

On November 10, 2022, the Board of Directors adopted a Seventh Amended and Restated Share Redemption Program (the “Amended SRP”), which became effective on January 1, 2023. Under the terms of the Amended SRP, any stockholder may request redemption of their Common Shares, subject to the significant conditions and limitations of the program. Additionally, under the terms of the Amended SRP, the Company will redeem Common Shares at 85% of its most recently published NAV per Share in effect as of the date the request for redemption is approved.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share data and where indicated in millions)

Pursuant to the terms of the Amended SRP, any Common Shares approved for redemption are redeemed on a periodic basis as determined by the Board of Directors, generally expected to be shortly after the end of each calendar quarterly period. However, the Company will not redeem, during any calendar year, more than 5% of the number of Common Shares outstanding on last day of the previous calendar year (the “5% Limitation”). The cash available for redemption of Common Shares will be set by the Board of Directors not less often than annually (the “Funding Limitation” and, together with the 5% Limitation, the “Redemption Limitations”). The Board of Directors set the amount of cash available for redemption of Common Shares for both of the years ended December 31, 2024 and 2023 at $8.0 million, which was generally allocated $2.0 million for each calendar quarterly period. The Company may change the amount of the Redemption Limitations upon 10 business days’ notice to its stockholders and will provide notice of any change to the Redemption Limitations by including such information in (a) a Current Report on Form 8-K or in its annual or quarterly reports, all publicly filed with the SEC or (b) a separate mailing to its stockholders.

Redemption requests will be honored pro rata among all requests received subject to the Redemption Limitations and will not be honored on a first come, first served basis.

The Board of Directors reserves the right in its sole discretion at any time and from time to time, subject to any notice requirements described in the Company’s Amended SRP, to (i) reject any request for redemption of Common Shares, (ii) change the purchase price for redemption of Common Shares, (iii) limit the funds to be used for redemption of Common Shares under the Amended SRP or otherwise change the Redemption Limitations, or (iv) amend, suspend (in whole or in part) or terminate the Amended SRP.

During the year ended December 31, 2024, the Company redeemed 613,116 Common Shares pursuant to the SRP at an average price of $13.05 per share. During the year ended December 31, 2023, the Company redeemed 489,912 Common Shares, pursuant to the SRP at an average price per share of $12.55.

On March 20, 2025, the Board of Directors determined it would consider the amount of cash available for redemption of Common Shares on a calendar quarterly basis throughout 2025. On the same date, the Board of Directors approved that an amount up to $2.0 million will be made available for consideration of redemption requests for the first calendar quarter of 2025.

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

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share data and where indicated in millions)

Construction Management -

The Company pays its Advisor or property manager a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of the Company or its affiliates. The Company was not charged any construction management fees for the years ended December 31, 2024 and 2023.

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

The Administrative Services Reimbursement is limited to the actual costs incurred or a 12-month period cap (the “Cap”) as set forth in the agreement. For both of the years ended December 31, 2024 and 2023, the Administrative Services Reimbursement was limited to the Cap, which was $1.6 million.

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

Notwithstanding the fees and cost reimbursements payable to the Advisor pursuant to the Company’s advisory management agreement, under the Company’s charter the Company may not reimburse the Advisor for any amount by which the Company’s operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of the Company’s average invested assets, or (ii) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts, or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period unless a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2024 and 2023, the Company’s total operating expenses (including the asset management fee) did not exceed the limit on total operating expenses.

The following table represents the fees incurred associated with the payments to the Advisor for the periods indicated:

	For the Years Ended December 31,
	2024	2023
Acquisition fees and acquisition expense reimbursement (1)	$1,116	$953
Debt financing fees (2)	437	170
Property management fees (property operating expenses)	537	537
Administrative services reimbursement (general and administrative costs)	1,591	1,535
Asset management fees (general and administrative costs)	3,632	3,584

Total	$7,313	$6,779

(1)	Capitalized to the corresponding asset and amortized over its estimated useful life.
(2)	Capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Form 10-Q on November 14, 2012)
3.2	Articles of Amendment to Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 24, 2017)
3.3	Second Amendment to Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 3, 2021)
3.4	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 24, 2017)
3.5	Amendment to Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on September 3, 2021)
4.1	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 28, 2013)
4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to Form 10-K filed on March 25, 2021)
10.1	Advisory Agreement between the Registrant, Lightstone Value Plus REIT V OP, LLC, and LSG Development, LLC (incorporated by reference to Exhibit 10.10 to Form 10-K filed on March 27, 2023)
10.2	Property Management and Leasing Agreement among the Registrant, Behringer Harvard Opportunity OP II LP, and LSG-BH II Property Manager LLC (incorporated by reference to Exhibit 10.10 to Form 10-K filed on March 16, 2017)
21.1*	List of Subsidiaries
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
101*	Inline XBRL (Inline eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus REIT IV Inc. on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 27, 2025, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.

**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.