Form 10-Q
period 2025-03-31
Lightstone Value Plus REIT V, Inc.
filed 2025-05-12
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☒

As of May 7, 2025, the Registrant had approximately 18.6 million shares of common stock outstanding.

LIGHTSTONE VALUE PLUS REIT V, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Investment property:
Land and improvements	$87,912	$95,445
Building and improvements	359,514	399,472
Furniture, fixtures and equipment	12,817	13,127
Gross investment property	460,243	508,044
Less accumulated depreciation	(74,778)	(77,709)
Net investment property	385,465	430,335

Cash and cash equivalents	18,106	21,406
Marketable securities, available for sale	3,867	3,827
Restricted cash	36,766	6,391
Prepaid expenses and other assets	3,332	4,063
Total Assets	$447,536	$466,022

Liabilities and Stockholders’ Equity
Notes payable, net	$294,540	$323,168
Accounts payable and accrued and other liabilities	6,300	9,200
Total liabilities	300,840	332,368

Commitments and Contingencies

Stockholders’ Equity:

Company’s stockholders’ equity:
Preferred stock, $.0001 par value per share; 50.0 million shares authorized, none issued and outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value per share; 350.0 million shares authorized, 18.8 million and 18.9 million shares issued and outstanding, respectively	2	2
Additional paid-in-capital	153,846	155,846
Accumulated other comprehensive income/(loss)	9	(31)
Accumulated deficit	(7,161)	(22,163)
Total Stockholders’ Equity	146,696	133,654

Total Liabilities and Stockholders’ Equity	$447,536	$466,022

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollars and shares in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2025	2024

Rental revenues	$13,608	$12,403

Expenses
Property operating expenses	4,435	3,901
Real estate taxes	1,918	1,761
General and administrative	1,977	1,942
Depreciation and amortization	4,284	3,822
Total expenses	12,614	11,426

Interest expense, net	(4,328)	(3,810)
Interest income	251	753
Gain on sale of investment property	18,112	-
Mark to market adjustment on derivative financial instruments	(330)	(724)
Other income, net	303	299
Net income/(loss)	$15,002	$(2,505)
Weighted average shares outstanding:
Basic and diluted	18,836	19,444

Basic and diluted income/(loss) per share	$0.80	$(0.13)
Comprehensive income/(loss):
Net income/(loss)	$15,002	$(2,505)
Other comprehensive income/(loss):
Holding gain/(loss) on marketable securities, available for sale	39	(4)
Reclassification adjustment for loss on sale of marketable securities included in net income	1	-
Total other comprehensive income/(loss)	40	(4)
Comprehensive income/(loss)	$15,042	$(2,509)

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Stockholders’ Equity

(Dollars and shares in thousands)

(unaudited)

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE, December 31, 2023	1	$-	19,554	$2	$163,846	$(107)	$(3,157)	$160,584

Net loss	-	-	-	-	-	-	(2,505)	(2,505)
Redemption and cancellation of common stock	-	-	(152)	-	(2,000)	-	-	(2,000)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	-	-	(4)	-	(4)

BALANCE, March 31, 2024	1	$-	19,402	$2	$161,846	$(111)	$(5,662)	$156,075

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
BALANCE, December 31, 2024	1	$-	18,941	$2	$155,846	$(31)	$(22,163)	$133,654

Net income	-	-	-	-	-	-	15,002	15,002
Redemption and cancellation of common stock	-	-	(148)	-	(2,000)	-	-	(2,000)
Other comprehensive loss:
Holding gain on marketable securities, available for sale	-	-	-	-	-	39	-	39
Reclassification adjustment for loss on sale of marketable securities included in net income	-	-	-	-	-	1	-	1

BALANCE, March 31, 2025	1	$-	18,793	$2	$153,846	$9	$(7,161)	$146,696

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$15,002	$(2,505)
Adjustments to reconcile net income/(loss) to net cash (used in)/provided by operating activities:
Depreciation and amortization	4,284	3,822
Amortization of deferred financing fees	319	361
Gain on sale of investment property	(18,112)	-
Mark to market adjustment on derivative financial instruments	330	724
Other non-cash adjustments	1	5
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(13)	(550)
Decrease in accounts payable and accrued and other liabilities	(2,766)	(697)
Net cash (used in)/provided by operating activities	(955)	1,160

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(647)	(781)
Purchases of marketable securities	(185)	(359)
Proceeds from sale of marketable securities	185	346
Proceeds from sale of investment property, net of closing costs	59,228	-
Proceeds from repayment of note receivable	-	1,976
Net cash provided by investing activities	58,581	1,182

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(28,551)	(430)
Redemption and cancellation of common stock	(2,000)	(2,000)
Net cash used in financing activities	(30,551)	(2,430)

Change in cash, cash equivalents and restricted cash	27,075	(88)
Cash, cash equivalents and restricted cash, beginning of year	27,797	66,546
Cash, cash equivalents and restricted cash, end of period	$54,872	$66,458

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$4,256	$5,241

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in its consolidated statements of cash flows for the periods presented:
Cash and cash equivalents	$18,106	$47,695
Restricted cash	36,766	18,763
Total cash, cash equivalents and restricted cash	$54,872	$66,458

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

1.  Business and Organization

Business

Lightstone Value Plus REIT V, Inc. (“Lightstone REIT V,” which may also be referred to as the “Company,” “we,” “us,” or “our”), was organized as a Maryland corporation on January 9, 2007 and has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for United States (“U.S”). federal income tax purposes.

The Company was formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, the Company has focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who are distressed or face time-sensitive deadlines. Since its inception, the Company has acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, multifamily residential and student housing. The Company has purchased existing, income-producing properties, and newly-constructed properties. The Company has also invested in other real estate-related investments such as mortgage and mezzanine loans. The Company has made its investments in or in respect of real estate assets located in the U.S. and other countries based on its view of existing market conditions.

Substantially all of the Company’s business is conducted through Lightstone REIT V OP LP, a limited partnership organized in Delaware (the “Operating Partnership”). As of March 31, 2025, the Company’s wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner. As of March 31, 2025, the Company’s wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

All of the Company’s current investments are located in the U.S. The Company currently intends to hold its various real properties until such time as its board of directors (the “Board of Directors”) determines that a sale or other disposition appears to be advantageous to achieve the Company’s investment objectives or until it appears that the objectives will not be met. The Company currently has one operating segment. As of March 31, 2025, the Company wholly owned and consolidated eight multifamily residential properties containing an aggregate of 2,480 apartment units.

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

Organization

In connection with the Company’s initial capitalization, the Company issued 22,500 shares of its common stock (“Common Shares”) and 1,000 shares of its convertible stock to the Company’s former advisor on January 19, 2007. The 1,000 shares of convertible stock were transferred to an affiliate of Lightstone on February 10, 2017 and remain outstanding. As of March 31, 2025, the Company had 18.8 million Common Shares outstanding.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

The Company’s Common Shares are not currently listed on a national securities exchange. The timing of a liquidity event for the Company’s stockholders will depend upon then prevailing market conditions and the Board of Directors’ assessment of the Company’s investment objectives and liquidity options for the Company’s stockholders. Although the Board of Directors has currently targeted June 30, 2028 for the potential commencement of a liquidity event, the Company can provide no assurances as to the actual timing of the commencement of an actual liquidity event for its stockholders or the ultimate liquidation of the Company. Furthermore, the Company will seek stockholder approval prior to liquidating its entire portfolio.

Current Environment

The Company’s operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, its business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws, ordinances and regulations, outbreaks of contagious diseases, cybercrime, technological advances and challenges, such as the use and impact of artificial intelligence and machine learning, loss of key relationships, inflation, tariffs and recession.

The Company’s overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, tariffs, higher interest rates, labor and supply chain challenges and other changes in economic conditions could adversely affect the Company’s future results from operations and its financial condition.

2. Summary of Significant Accounting Policies

Interim Unaudited Financial Information

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2025.  The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of Lightstone REIT V, Inc. have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

Principles of Consolidation and Basis of Presentation

The Company’s consolidated financial statements includes its accounts and the accounts of other subsidiaries over which the Company has control. All inter-company transactions, balances, and profits have been eliminated in consolidation.

The consolidated balance sheet as of December 31, 2024 included herein has been derived from the consolidated balance sheet included in the 2024 Form 10-K.

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

The Company’s income tax expense and benefits are included in other income, net on its consolidated statements of operations. During the three months ended March 31, 2025 and 2024, the Company recorded income tax expense of $111 and $60, respectively.

As of March 31, 2025 and December 31, 2024, the Company had no material uncertain income tax positions.

Concentration of Credit Risk

As of March 31, 2025 and December 31, 2024, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

New Accounting Pronouncements

In December 2023, the  Financial Accounting Standards Board issued an accounting standards update, Income Taxes-Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The Company adopted this standard effective January 1, 2025, noting that it did not have a material impact on its consolidated financial statements.

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

3. Real Estate Properties

The following table presents certain information about the Company’s wholly owned and consolidated multifamily real estate properties as of March 31, 2025:

Property Name	Location	Date Acquired	Number of Units
Arbors Harbor Town	Memphis, Tennessee	December 20, 2011	345
Parkside Apartments	Sugar Land, Texas	August 8, 2013	240
Axis at Westmont	Westmont, Illinois	November 27, 2018	400
Valley Ranch Apartments	Ann Arbor, Michigan	February 14, 2019	384
BayVue Apartments	Tampa, Florida	July 7, 2021	368
Citadel Apartments	Houston, Texas	October 6, 2021	293
Camellia Apartments	St. Augustine, Florida	December 19, 2023	210
Discovery at Space Coast Apartments	Rockledge, Florida	December 19, 2024	240
			2,480

Disposition of the Autumn Breeze Apartments

On February 27, 2025, the Company completed the disposition of a 280-unit multifamily residential property located in Noblesville, Indiana (the “Autumn Breeze Apartments”) to an unrelated third party for a contractual sales price of $59.5 million. In connection with the disposition of the Autumn Breeze Apartments, its non-recourse mortgage loan (the “Autumn Breeze Apartments Mortgage”) of $28.8 million was fully defeased at a total cost of $28.1 million. The Company’s net proceeds from the disposition of the Autumn Breeze Apartments were $30.5 million, after the aforementioned defeasance of the Autumn Breeze Apartments Mortgage, pro rations, and closing and other related transaction costs. In connection with the disposition of Autumn Breeze Apartments, the Company recognized a gain on sale of investment property of $18.1 million during the first calendar quarter of 2025.

In connection with the sale of the Autumn Breeze Apartments, the aforementioned net proceeds of $30.5 million were placed in escrow with a qualified intermediary in order to facilitate potential like-kind exchange transactions in accordance with Section 1031 of the Internal Revenue Code, as amended. These funds are included in restricted cash on the consolidated balance sheet as of March 31, 2025.

The disposition of the Autumn Breeze Apartments did not qualify to be reported as discontinued operations since it did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of the Autumn Breeze Apartments are reflected in the Company’s results from continuing operations for all periods presented through its date of disposition.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

4.  Marketable Securities, Derivative Financial Instruments and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale marketable securities as of the dates indicated:

	As of March 31, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate and Government Bonds	$3,858	$78	$(69)	$3,867

	As of December 31, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate and Government Bonds	$3,858	$53	$(84)	$3,827

As of March 31, 2025, the Company has not recognized an allowance for expected credit losses related to available-for-sale debt securities as the Company has not identified any unrealized losses for these investments attributable to credit factors. The Company’s unrealized loss on investments in debt securities was primarily caused by changes in market interest rates. The Company does not currently intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis.

The following table summarizes the estimated fair value of the Company’s investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of March 31, 2025
Due in 1 year	$980
Due in 1 year through 5 years	2,688
Due in 5 years through 10 years	199
Due after 10 years	-
Total	$3,867

Derivative Financial Instruments

The Company has entered into interest rate cap contracts with unrelated financial institutions in order to reduce the effect of interest rate fluctuations associated with certain of its variable rate debt. The Company is exposed to credit risk in the event of non-performance by the counterparty to these financial instruments. Management believes the risk of loss due to non-performance is remote.

The Company accounts for its interest rate cap contracts as economic hedges marking them to their fair value taking into account present market interest rates compared to the contractual fixed rate over the life of the contract. The changes in the fair value of these economic hedges represent unrealized gains or losses which are classified as mark to market adjustment on derivative financial instruments on the consolidated statements of operations.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

As of March 31, 2025, the Company had two interest rate cap contracts. The first interest rate cap contract, which was entered into at a cost of $1.1 million on July 8, 2024 with an effective date of July 15, 2024, has a notional amount of $52.2 million, matures on July 15, 2025 and effectively caps SOFR at 2.50% during its term. The second interest rate cap contract, which was entered into at a cost of $0.5 million on October 10, 2024 with an effective date of October 11, 2024, has a notional amount of $44.0 million, matures on October 11, 2025 and effectively caps SOFR at 3.00% during its term.

The fair value of the Company’s interest rate cap contracts was $0.6 million and $0.9 million as of March 31, 2025 and December 31, 2024, respectively, and is included in prepaid expenses and other assets on the consolidated balance sheets.

For the three months ended March 31, 2025 and 2024, the Company recorded unrealized losses of $0.3 million and $0.7 million, respectively, representing the change in the fair values of the Company’s interest rate cap contracts during the indicated periods.

During the three months ended March 31, 2025 and 2024, respectively, the Company earned $0.4 million and $0.8 million, respectively, from its interest rate cap contracts. Earnings from interest rate cap contracts are recorded in interest expense, net on the consolidated statements of operations.

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

The fair value of the Company’s investments in debt securities are measured using quoted prices for these investments; however, the markets for these assets are not active. The fair values of the Company’s interest rate cap contracts are measured using other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of March 31, 2025 and December 31, 2024, all of the Company’s debt securities and interest rate cap contracts were classified as Level 2 assets and there were no transfers between the level classifications during the three months ended March 31, 2025 and 2024.

As of March 31, 2025 and December 31, 2024, management estimated that the carrying value of the Company’s cash and cash equivalents, restricted cash, prepaid expenses and other assets (exclusive of interest rate cap contracts) and accounts payable and accrued and other liabilities were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.

The fair values of the Company’s notes payable are categorized as a Level 2 in the fair value hierarchy. The fair values were estimated using a discounted cash flow analysis valuation on the estimated borrowing rates available for loans with similar terms and maturities. The fair values of the notes payable were determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair values of financial instruments is based on pertinent information available to management as of March 31, 2025 and December 31, 2024.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

Carrying amounts of the Company’s notes payable and the related estimated fair value are as follows:

	As of March 31, 2025		As of December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable	$297,744	$294,808	$327,011	$319,931

5. Notes Payable

Notes payable consists of the following:

Property	Interest Rate	Weighted Average Interest Rate for the Three Months Ended March 31, 2025	Maturity Date	Amount Due at Maturity	As of March 31, 2025	As of December 31, 2024

Arbors Harbor Town	4.53%	4.53%	January 1, 2026	$29,000	$29,000	$29,000

Arbors Harbor Town Supplemental	3.52%	3.52%	January 1, 2026	5,379	5,470	5,502

Parkside Apartments	4.45%	4.45%	June 1, 2025	15,782	15,845	15,940

Axis at Westmont	4.39%	4.39%	February 1, 2026	34,343	34,987	35,165

Valley Ranch Apartments	4.16%	4.16%	March 1, 2026	43,414	43,414	43,414

Autumn Breeze Apartments	3.39%		Repaid in full	-	-	28,962

BayVue Apartments	SOFR + 3.11% (floor 3.21%)	7.59%	July 9, 2025	47,382	47,382	47,382

Citadel Apartments Senior	SOFR + 1.61% (floor 1.71%)	6.01%	October 11, 2026	35,200	35,200	35,200

Citadel Apartments Junior	SOFR + 8.86% (floor 8.96%)	13.36%	October 11, 2026	8,800	8,800	8,800

Camellia Apartments	6.05%	6.05%	January 1, 2030	33,911	33,911	33,911

Discovery at Space Coast Apartments	5.60%	5.60%	January 1, 2030	42,669	43,735	43,735

Total notes payable		5.69%		$295,880	297,744	327,011

Less: Deferred financing costs					(3,204)	(3,843)

Total notes payable, net					$294,540	$323,168

SOFR as of March 31, 2025 and December 31, 2024 was 4.33% and 4.53%, respectively. The Company’s loans are secured by the indicated real estate and are non-recourse to the Company, unless otherwise indicated.

Autumn Breeze Apartments Mortgage

On March 31, 2020, the Company entered into the Autumn Breeze Apartments Mortgage, a 10-year $29.9 million non-recourse mortgage loan which was scheduled to mature on April 1, 2030. The Autumn Breeze Apartments Mortgage bore interest at 3.39% and required monthly interest-only payments through June 30, 2023 and monthly principal and interest payments of approximately $0.1 million thereafter, through its stated maturity.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

In connection with the disposition of the Autumn Breeze Apartments on February 27, 2025, the Autumn Breeze Apartments Mortgage of $28.8 million was fully defeased at a total cost of $28.1 million. See Note 3.

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

Pursuant to the terms of the Citadel Apartments Mortgages, the Company was required to enter into one or more interest rate cap contracts in the aggregate notional amount of $49.0 million pursuant to which the SOFR rate was to be capped at 2.00% for as long as the Citadel Apartments Mortgages remain outstanding.

On September 26, 2024, the maturity dates of the Citadel Apartments Mortgages were both extended from October 11, 2024 to October 11, 2026. In connection with these extensions, the Company made an aggregate principal paydown of $5.0 million, which reduced the outstanding balances of the Citadel Apartments Senior Mortgage from $39.2 million to $35.2 million and the Citadel Apartments Junior Mortgage from $9.8 million to $8.8 million.  Additionally, the lender agreed to allow for the aggregate notional amount for the interest rate contracts to be reduced from $49.0 million to $44.0 million (as a result of the aggregate principal paydown of $5.0 million) and for SOFR to be capped at 3.00%, rather than 2.00%, through the maturity of the Citadel Apartments Mortgages.

The Company has maintained interest rate cap contracts pursuant to the requisite terms since the origination of the Citadel Apartments Mortgages. On October 10, 2024, the Company entered into a one-year term interest rate cap contract with an effective date of October 11, 2024, with an unrelated financial institution at a cost of $0.5 million. This interest rate cap contract replaced an interest rate cap contract that expired on October 11, 2024 but has a reduced notional amount of $44.0 million and effectively caps SOFR at 3.00% during its term. Upon the expiration of this interest rate cap contract, the Company would be required to purchase another interest rate cap contract at substantially similar terms provided the Citadel Apartments Mortgages remain outstanding.

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

Pursuant to the terms of the BayVue Apartments Mortgage, the Company is required to enter into one or more interest rate cap contracts in the aggregate notional amount of $52.2 million pursuant to which SOFR is capped at 2.50% for as long as the BayVue Apartments Mortgage remains outstanding. The Company has maintained an interest rate cap contract pursuant to the requisite terms since the origination of the BayVue Apartments Mortgage. On July 8, 2024, the Company entered into a one-year interest rate cap contract with an effective date of July 15, 2024, with an unrelated financial institution at a cost of $1.1 million. This interest rate cap contract replaced an interest rate cap contract that expired on July 15, 2024, has a notional amount of $52.2 million and effectively caps SOFR at 2.50% during its term.

As of March 31, 2025, the outstanding principal balance and remaining availability under the BayVue Apartments Mortgage was $47.4 million and $4.8 million, respectively. The remaining availability may be drawn for certain capital improvements to the property pursuant to the terms of the loan agreement.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

The following table provides information with respect to the contractual maturities and scheduled principal repayments of the Company’s indebtedness as of March 31, 2025.

	2025	2026	2027	2028	2029	Thereafter	Total
Principal maturities	$63,845	$156,252	$-	$494	$573	$76,580	$297,744

Less: deferred financing costs							(3,204)

Total notes payable, net							$294,540

As of March 31, 2025, the Company was in compliance with all of its financial covenants.

Mortgage Debt Maturities

The following discussion relates to the Company’s current intentions with respect to its mortgage debt maturing over the next 12 months.

The Company’s non-recourse mortgage loan collateralized by the Parkside Apartments (the “Parkside Apartments Mortgage”) (outstanding principal balance of $15.8 million as of March 31, 2025) is scheduled to mature on June 1, 2025. The Company currently intends to refinance the Parkside Apartments Mortgage on or before its scheduled maturity date.

The Company’s BayVue Apartments Mortgage (outstanding principal balance of $47.4 million as of March 31, 2025) is currently scheduled to mature on July 9, 2025. The Company currently intends to refinance the BayVue Apartments Mortgage on or before its scheduled maturity date. However, if the Company is unable to refinance the BayVue Apartments Mortgage at favorable terms, it also has the ability to exercise the remaining one-year extension option, subject to satisfaction of certain conditions, in order to extend the maturity of the BayVue Apartments Mortgage to July 9, 2026. If the Company extends the maturity of the BayVue Apartments Mortgage pursuant to the remaining extension option, it will be required to enter into another interest rate cap contract at substantially similar terms as its current interest rate cap contract when it matures on July 15, 2025, pursuant to the terms of the BayVue Apartment Mortgage.

The Company’s non-recourse mortgage loans collateralized by the Arbors Harbor Town (the “Arbors Harbor Town Mortgage” and the “Arbors Harbor Town Supplemental Mortgage” and collectively the “Arbors Mortgages”) (aggregate outstanding principal balances of $34.5 million as of March 31, 2025) are scheduled to mature on January 1, 2026. The Company currently intends to refinance the Arbors Mortgages on or before their scheduled maturity dates.

The Company’s non-recourse mortgage loan collateralized by the Axis at Westmont (the “Axis at Westmont Mortgage”) (outstanding principal balance of $35.0 million as of March 31, 2025) is scheduled to mature on February 1, 2026. The Company currently intends to refinance the Axis at Westmont Mortgage on or before its scheduled maturity date.

The Company’s non-recourse mortgage loan collateralized by the Valley Ranch Apartments (the “Valley Ranch Apartments Mortgage”) (outstanding principal balance of $43.4 million as of March 31, 2025) is scheduled to mature on March 1, 2026. The Company currently intends to refinance the Valley Ranch Apartments Mortgage on or before its scheduled maturity date.

The Company does not currently expect any issues in extending or refinancing its maturing mortgage indebtedness at favorable terms. However, if the Company is unable to do so, it will consider repaying the then outstanding principal balances at their respective maturity dates with available cash and/or proceeds from selective asset sales. The Company has no additional significant maturities of mortgage debt over the next 12 months.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

6. Stockholders’ Equity

Amended SRP

On November 10, 2022, the Board of Directors adopted a Seventh Amended and Restated Share Redemption Program (the “Amended SRP”), which became effective on January 1, 2023. Under the terms of the Amended SRP, any stockholder may request redemption of their Common Shares, subject to the significant conditions and limitations of the program. Additionally, under the terms of the Amended SRP, the Company will redeem Common Shares at 85% of its most recently published net asset value per Common Share, in effect as of the date the request for redemption is approved.

Pursuant to the terms of the Amended SRP, any Common Shares approved for redemption are redeemed on a periodic basis as determined by the Board of Directors, generally expected to be shortly after the end of each calendar quarterly period. However, the Company will not redeem, during any calendar year, more than 5% of the number of Common Shares outstanding on last day of the previous calendar year (the “5% Limitation”). The cash available for redemption of Common Shares will be set by the Board of Directors not less often than annually (the “Funding Limitation” and, together with the 5% Limitation, the “Redemption Limitations”). The Board of Directors set the amount of cash available for redemption of Common Shares for the year ended December 31, 2024 at $8.0 million, which was generally allocated $2.0 million for each calendar quarterly period. The Company may change the amount of the Redemption Limitations upon 10 business days’ notice to its stockholders and will provide notice of any change to the Redemption Limitations by including such information in (a) a Current Report on Form 8-K or in its annual or quarterly reports, all publicly filed with the SEC or (b) a separate mailing to its stockholders.

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

On March 20, 2025, the Board of Directors determined it would consider the amount of cash available for redemption of Common Shares on a calendar quarterly basis throughout 2025. On the same date, the Board of Directors approved that an amount up to $2.0 million would be made available for consideration of redemption requests for the first calendar quarter of 2025. On May 8, 2025, the Board of Directors approved that an amount up to $2.0 million will be made available for consideration of redemption requests for the second calendar quarter of 2025.

For the three months ended March 31, 2025, the Company repurchased 148,258 Common Shares, pursuant to its Amended SRP at a weighted average price per share of $13.49. For the three months ended March 31, 2024, the Company repurchased 152,207 Common Shares, pursuant to its Amended SRP at a weighted average price per share of $13.14.

Distributions

The Company did not make any distributions to its stockholders during the three months ended March 31, 2025 and 2024.

7. Related Party Transactions

The Company’s business is externally managed by the Advisor, an affiliate of Lightstone, which provides advisory services to the Company and the Company has no employees. Lightstone is majority owned by David Lichtenstein, a member of the Board of Directors. Pursuant to the terms of an advisory agreement and subject to the oversight of the Board of Directors, the Advisor is responsible for managing the Company’s day-to-day affairs and for services related to the management of the Company’s assets.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

The Company has agreements with the Advisor and its affiliates to pay certain fees and reimburse certain expenses in connection with services performed and costs incurred by these entities and other related parties. The Company is dependent on the Advisor and its affiliates for performing a full range of services that are essential to it, including asset management, property management, property management oversight (for those of its properties which are managed by an unrelated third-party property manager) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and its affiliates are unable to provide these services to it, the Company would be required to provide the services itself or obtain the services from another party or parties.

The advisory agreement has a one-year term and is renewable annually upon the mutual consent of the Advisor and the Company’s independent directors.

The following table represents the fees incurred associated with the payments to the Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Property management oversight fees (property operating expenses)	$132	$132
Administrative services reimbursement (general and administrative costs)	404	391
Asset management fees (general and administrative costs)	998	900
Total	$1,534	$1,423

8. Commitments and Contingencies

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

●	market and economic challenges experienced by the United States (“U.S.”) and global economies or real estate industry as a whole and the local economic conditions in the markets in which our investments are located. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; such as inflation, tariffs, recession, political upheaval or uncertainty, terrorism and acts of war, natural and man-made disasters, cybercrime, and outbreaks of contagious diseases;

●	the availability of cash flow from operating activities for distributions, if required to maintain our status as a real estate investment trust (“REIT”);

●	conflicts of interest arising out of our relationships with our advisor and its affiliates;

●	our ability to retain our executive officers and other key individuals who provide advisory, property management and property management oversight services to us;

●	our level of debt and the terms and limitations imposed on us by our debt agreements;

●	the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

●	our ability to make accretive investments;

●	our ability to diversify our portfolio of assets;

●	changes in market factors that could impact our rental rates and operating costs;

●	our ability to secure leases at favorable rental rates;

●	our ability to sell our assets at a price and on a timeline consistent with our investment objectives;

●	impairment charges;

●	unfavorable changes in laws, regulations or ordinances impacting our business, our assets or our key relationships; and

●	factors that could affect our ability to continue to qualify as a REIT.

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

Executive Overview

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who were distressed or faced time-sensitive deadlines. In addition, our opportunistic and value-add investment strategy has included investments in real estate-related assets that present opportunities for higher current income. Since our inception, we have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, multifamily residential and student housing. We have purchased existing, income-producing properties and newly constructed properties. We have also invested in mortgage and mezzanine loans. We have made our investments in or in respect of real estate assets located in the U.S. and other countries based on our view of existing market conditions.

All of our current investments are located in the U.S. We currently intend to hold our various real estate properties until such time as our board of directors (the “Board of Directors”) determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.  We currently have one operating segment. As of March 31, 2025, we wholly owned and consolidated eight multifamily residential properties containing an aggregate 2,480 apartment units

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws, ordinances and regulations, outbreaks of contagious diseases, cybercrime, technological advances and challenges, such as the use and impact of artificial learning and machine learning, loss of key relationships, inflation, tariffs and recession.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, tariffs, higher interest rates, labor and supply chain challenges, and other changes in economic conditions, could adversely affect our future results of operations and financial condition.

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents of $18.1 million, marketable securities, available for sale of $3.9 million and restricted cash of $36.8 million, including $31.0 million which has been placed in escrow with a qualified intermediary in order to facilitate potential like-kind exchange transactions in accordance with Section 1031 of the Internal Revenue Code, as amended. See Note 3 of Notes to Consolidated Financial Statements.

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

Our non-recourse mortgage loan collateralized by the Parkside Apartments (the “Parkside Apartments Mortgage”) (outstanding principal balance of $15.8 million as of March 31, 2025) is scheduled to mature on June 1, 2025. We currently intend to refinance the Parkside Apartments Mortgage on or before its scheduled maturity date.

Our non-recourse mortgage loan collateralized by the BayVue Apartments (the “BayVue Apartments Mortgage”) (outstanding principal balance of $47.4 million as of March 31, 2025) is scheduled to mature on July 9, 2025. We currently intend to refinance the BayVue Apartments Mortgage on or before its scheduled maturity date. However, if we are unable to refinance the BayVue Apartments Mortgage at favorable terms, we also have the ability to exercise the remaining one-year extension option, subject to the satisfaction of certain conditions, in order to extend the maturity of the BayVue Apartments Mortgage to July 9, 2026. If we extend the maturity of the BayVue Apartments Mortgage pursuant to the remaining extension option, we will be required to enter into another interest rate cap contract at substantially similar terms as our current interest rate cap contract when it matures on July 15, 2025, pursuant to the terms of the BayVue Apartment Mortgage.

Our non-recourse mortgage loans collateralized by the Arbors Harbor Town (the “Arbors Harbor Town Mortgage” and the “Arbors Harbor Town Supplemental Mortgage” and collectively the “Arbors Harbor Town Mortgages”) (aggregate outstanding principal balances of $34.5 million as of March 31, 2025) are scheduled to mature on January 1, 2026. We currently intend to refinance the Arbors Harbor Town Mortgages on or before their scheduled maturity dates.

Our non-recourse mortgage loan collateralized by the Axis at Westmont (the “Axis at Westmont Mortgage”) (outstanding principal balance of $35.0 million as of March 31, 2025) is scheduled to mature on February 1, 2026. We currently intend to refinance the Axis at Westmont Mortgage on or before its scheduled maturity date.

Our non-recourse mortgage loan collateralized by the Valley Ranch Apartments (the “Valley Ranch Apartments Mortgage”) (outstanding principal balance of $43.4 million as of March 31, 2025) is scheduled to mature on March 1, 2026. We currently intend to refinance the Valley Ranch Apartments Mortgage on or before its scheduled maturity date.

We do not currently expect any issues in extending or refinancing our maturing mortgage indebtedness at favorable terms. However, if we are unable to do so, we will consider repaying the then outstanding principal balances at their respective maturity dates with available cash and/or proceeds from selective asset sales. We have no additional significant maturities of mortgage debt over the next 12 months.

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

Concentration of Credit Risk

As of March 31, 2025 and December 31, 2024, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Recent Acquisition and Disposition Activities

Acquisition of the Discovery at Space Coast Apartments - December 2024

On December 19, 2024, we acquired a 240-unit multifamily residential property located in Rockledge, Florida (the “Discovery at Space Coast Apartments”) from an unrelated third party for a contractual purchase price of $63.8 million, plus closing and other acquisition related costs totaling $1.7 million. The acquisition was funded with $43.7 million of proceeds from a mortgage financing (the “Discovery at Space Coast Apartments Mortgage”) and $21.8 million of cash on hand. Additionally, in connection with the acquisition of the Discovery at Space Coast Apartments, the Advisor received an aggregate of $1.6 million in acquisition fees, acquisition expense reimbursements and debt financing fees.

Disposition of the Autumn Breeze Apartments – February 2025

On February 27, 2025, we completed the disposition of a 280-unit multifamily residential property located in Noblesville, Indiana (the “Autumn Breeze Apartments”) to an unrelated third-party for a contractual sales price of $59.5 million. In connection with the disposition of the Autumn Breeze Apartments, its non-recourse mortgage loan (the “Autumn Breeze Apartments Mortgage”) of $28.8 million was fully defeased at a total cost of $28.1 million. Our net proceeds from the disposition of the Autumn Breeze Apartments were $30.5 million, after the aforementioned defeasance of the Autumn Breeze Apartments Mortgage, pro rations, and closing and other related transaction costs. In connection with the disposition of Autumn Breeze Apartments, we recognized a gain on sale of investment property of $18.1 million during the first calendar quarter of 2025.

In connection with the sale of the Autumn Breeze Apartments, the aforementioned net proceeds of $30.5 million were placed in escrow with a qualified intermediary in order to facilitate potential like-kind exchange transactions in accordance with Section 1031 of the Internal Revenue Code, as amended. These funds are included in restricted cash on the consolidated balance sheet as of March 31, 2025.

The disposition of the Autumn Breeze Apartments did not qualify to be reported as discontinued operations since it did not represent a strategic shift that had a major effect on our operations and financial results. Accordingly, the operating results of the Autumn Breeze Apartments are reflected in our results from continuing operations for all periods presented through its date of disposition.

Results of Operations

Three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Our results of operations for the three months ended March 31, 2025 compared to the same period in 2024 reflect our acquisition and disposition activities during such periods. Properties which were owned by us during the entire periods presented are referred to as our “Same Store” properties.

The following table provides summary information about our results of operations:

	Three Months Ended March 31,		Increase/	Percentage	Change due to	Change due to	Change due to Same
	2025	2024	(Decrease)	Change	Acquisition(1)	Disposition(2)	Store(3)
Rental revenues	$13,608	$12,403	$1,205	10.0%	$1,355	$(395)	$245
Property operating expenses	4,435	3,901	534	14.0%	434	42	58
Real estate taxes	1,918	1,761	157	9.0%	201	(43)	(1)
General and administrative	1,977	1,942	35	2.0%	47	(9)	(3)
Depreciation and amortization	4,284	3,822	462	12.0%	817	(117)	(238)
Interest expense, net	4,328	3,810	518	14.0%	706	(97)	(91)

(1)	Represents the effect on our operating results for the periods indicated resulting from our acquisition of the Discovery at Space Coast Apartments on December 19, 2024.
(2)	Represents the effect on our results for the periods indicated resulting from our disposition of the Autumn Breeze Apartments on February 27, 2025.
(3)	Represents the change for three months ended March 31, 2025 compared to the same period in 2024 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store properties for the periods ended March 31, 2025 and 2024 include Arbors Harbor Town, Parkside Apartments, Axis at Westmont, Valley Ranch Apartments, Camellia Apartments, Citadel Apartments and BayVue Apartments.

The following table reflects total rental revenues and total property operating expenses for the three months ended March 31, 2025 and 2024 for our Same Store properties, acquisition and disposition:

	Three Months Ended March 31,
Description	2025	2024	Change

Rental revenues:
Same Store	$11,360	$11,115	$245
Acquisition	1,355	-	1,355
Disposition	893	1,288	(395)
Total rental revenues	$13,608	$12,403	$1,205

Property operating expenses:
Same Store	$3,565	$3,507	$58
Acquisition	434	-	434
Disposition	436	394	42
Total property operating expenses	$4,435	$3,901	$534

The tables below reflect occupancy and effective monthly rental rates for our eight multifamily residential properties as of the dates indicated:

	Occupancy		Effective Monthly Rent per Unit(1)
	As of March 31,		As of March 31,
Property	2025	2024	2025	2024
Arbors Harbor Town	93%	90%	$1,695	$1,704
Parkside Apartments	93%	93%	$1,410	$1,414
Axis at Westmont	99%	97%	$1,652	$1,569
Valley Ranch Apartments	96%	96%	$1,860	$1,810
BayVue Apartments	92%	91%	$1,559	$1,592
Citadel Apartments	95%	98%	$1,751	$1,721
Camellia Apartments	97%	83%	$1,595	$1,851
Discovery at Space Coast Apartments	93%	(2)	$1,916	(2)

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.
(2)	Discovery at Space Coast Apartments were acquired on December 19, 2024.

Revenues Rental revenues for the three months ended March 31, 2025 were $13.6 million, an increase of $1.2 million, compared to $12.4 million for the same period in 2024. Excluding the effect of our recent acquisition and disposition activities discussed above, our rental revenues increased by $0.2 million for our Same Store properties during the 2025 period. This increase was primarily as a result of higher occupancy for most of our Same Store properties during the 2025 period.

Property Operating Expenses Property operating expenses were $4.4 million, an increase of $0.5 million, compared to $3.9 million for the same period in 2024. Excluding the effect of our recent acquisition and disposition activities discussed above, our property operating expenses increased slightly by $0.1 million for our Same Store properties during the 2025 period.

Real Estate Taxes Real estate taxes for the three months ended March 31, 2025 were $1.9 million, a slight increase of $0.1 million, compared to $1.8 million for the same period in 2024.

General and Administrative Expenses General and administrative expenses were $2.0 million, a slight increase of $0.1 million, compared to $1.9 million for the same period in 2024.

Depreciation and Amortization Depreciation and amortization expense for the three months ended March 31, 2025 was $4.3 million, an increase of $0.5 million, compared to $3.8 million for the same period in 2024. Excluding the effect of our recent acquisition and disposition activities discussed above, our depreciation and amortization expenses decreased by $0.2 million for our Same Store properties during the 2025 period.

Interest Expense, Net Interest expense, net for the three months ended March 31, 2025 was $4.3 million, an increase of $0.5 million, compared to $3.8 million for the same period in 2024. Interest expense is primarily attributable to mortgage financings associated with our multifamily residential properties and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods. Excluding the effect of our recent acquisition and disposition activities discussed above, interest expense, net for our Same Store properties decreased slightly by $0.1 million during the 2025 period. Additionally, during the three months ended March 31, 2025 and 2024, we earned $0.4 million and $0.8 million, respectively, from the interest rate cap contracts which is recorded in interest expense, net.

Gain on Sale of Investment Property   In connection with the sale of the Autumn Breeze Apartments on February 27, 2025, we recognized a gain on sale of investment property of $18.1 million during the first calendar quarter of 2025.

Mark to Market Adjustment on Derivative Financial Instruments During the three months ended March 31, 2025 and 2024, we recorded negative mark to market adjustment of $0.3 million and $0.7 million, respectively. These mark to market adjustments represented the change in the fair value of our interest rate cap contracts during the applicable period.

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

We have agreements with the Advisor and its affiliates to pay certain fees and reimburse certain expenses in connection with services performed and costs incurred by these entities and other related parties. We are dependent on the Advisor and its affiliates for performing a full range of services that are essential to us, including asset management, property management, property management oversight (for those properties which are managed by an unrelated third-party property manager) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and its affiliates are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from another party or parties.

The advisory agreement has a one-year term and is renewable annually upon the mutual consent of our Advisor and our independent directors.

The following table represents the fees incurred associated with the payments to our Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Property management oversight fees (property operating expenses)	$132	$132
Administrative services reimbursement (general and administrative costs)	404	391
Asset management fees (general and administrative costs)	998	900

Total	$1,534	$1,423

Summary of Cash Flows

Operating activities

The net cash used in operating activities of $1.0 million for the three months ended March 31, 2025 consisted of our net income of $15.0 million adjusted to add back depreciation and amortization of $4.3 million, the negative mark to market adjustments on derivative financial instruments of $0.3 million and amortization of deferred financing costs of $0.3 million less the gain on the disposition of Autumn Breeze of $18.1 million and the net negative change in operating assets and liabilities of $2.8 million.

Investing activities

The net cash provided by investing activities of $58.6 million for the three months ended March 31, 2025 consisted primarily of the following:

●	capital expenditures of $0.6 million; and
●	proceeds from the disposition of the Autumn Breeze Apartments of $59.2 million.

Financing activities

The net cash used in financing activities of $30.6 million for the three months ended March 31, 2025 consisted primarily of the following:

●	principal payments on notes payable of $28.6 million; and
●	redemptions and cancellation of common stock of $2.0 million;

Debt Financings

From time to time, we have obtained mortgage, bridge, or mezzanine loans for acquisitions and investments, as well as property development, redevelopment and renovations. In the future, we may obtain new financings for such activities or to refinance our existing real estate assets, depending on multiple factors.

Our notes payable balance was $294.5 million, net of deferred financing fees of $3.2 million, and had a weighted average interest rate of 5.69% as of March 31, 2025. Our notes payable balance was $323.2 million, net of deferred financing fees of $3.8 million, and had a weighted average interest rate of 4.98% as of December 31, 2024.

Derivative Financial Instruments

We have entered into interest rate cap contracts with unrelated financial institutions in order to reduce the effect of increases to interest rates associated with certain of our variable rate debt. We are exposed to credit risk in the event of non-performance by the counterparty to these financial instruments. Management believes the risk of loss due to non-performance is remote.

We account for our interest rate cap contracts as economic hedges marking them to their fair market value taking into account present market interest rates compared to the contractual fixed rate over the life of the contract. The changes in the fair value of these economic hedges represent unrealized gains or losses on the interest rate cap contracts which are classified as mark to market adjustment on derivative financial instruments on the consolidated statements of operations.

Pursuant to the terms of our BayVue Apartments Mortgage and our Citadel Apartments Mortgages, we are required to enter into one or more interest rate cap contracts at certain prescribed notional amounts capping SOFR at certain prescribed rates for as long as these mortgages remain outstanding.

As of March 31, 2025, we had two interest rate cap contracts. The first interest rate cap contract, which was entered into at a cost of $1.1 million on July 8, 2024 with an effective date of July 15, 2024, has a notional amount of $52.2 million, matures on July 15, 2025 and effectively caps SOFR at 2.50% during its term. The second interest rate cap contract, which was entered into at a cost of $0.5 million on October 10, 2024 with an effective date of October 11, 2024, has a notional amount of $44.0 million, matures on October 11, 2025 and effectively caps SOFR at 3.00% during its term.

Contractual Obligations

One of our principal short-term and long-term liquidity requirements includes the refinancing or repayment of our maturing mortgage debt. The following table provides information with respect to the contractual maturities and scheduled debt service payments of our mortgage indebtedness as of March 31, 2025:

Contractual Obligations	2025	2026	2027	2028	2029	Thereafter	Total
Principal Maturities	$63,845	$156,252	$-	$494	$573	$76,580	$297,744
Interest Payments(1)	10,938	8,439	4,563	4,562	4,689	-	33,191

Total Contractual Obligations	$74,783	$164,691	$4,563	$5,056	$5,262	$76,580	$330,935

(1)	These amounts represent future interest payments related to notes payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month SOFR rate. For purposes of calculating future interest amounts on variable interest rate debt, the one-month SOFR rate as of March 31, 2025 was used.

As of March 31, 2025, we were in compliance with all of our financial debt covenants.

Amended SRP

On November 10, 2022, the Board of Directors adopted a Seventh Amended and Restated Share Redemption Program (the “Amended SRP”), which became effective on January 1, 2023. Under the terms of the Amended SRP, any stockholder may request redemption of their Common Shares, subject to the significant conditions and limitations of the program. Additionally, under the terms of the Amended SRP, we will redeem Common Shares at 85% of our most recently published NAV per Share, in effect as of the date the request for redemption is approved.

Pursuant to the terms of the Amended SRP, any Common Shares approved for redemption are redeemed on a periodic basis as determined by the Board of Directors, generally expected to be shortly after the end of each calendar quarterly period. However, we will not redeem, during any calendar year, more than 5% of the number of Common Shares outstanding on last day of the previous calendar year (the “5% Limitation”). The cash available for redemption of Common Shares will be set by the Board of Directors not less often than annually (the “Funding Limitation” and, together with the 5% Limitation, the “Redemption Limitations”). The Board of Directors set the amount of cash available for redemption of Common Shares for the year ended December 31, 2024 at $8.0 million, which was generally allocated $2.0 million for each calendar quarterly period. We may change the amount of the Redemption Limitations upon 10 business days’ notice to our stockholders and will provide notice of any change to the Redemption Limitations by including such information in (a) a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) a separate mailing to our stockholders.

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

On March 20, 2025, the Board of Directors determined it would consider the amount of cash available for redemption of Common Shares on a calendar quarterly basis throughout 2025. On the same date, the Board of Directors approved that an amount up to $2.0 million would be made available for consideration of redemption requests for the first calendar quarter of 2025. On May 8, 2025, the Board of Directors approved that an amount up to $2.0 million will be made available for consideration of redemption requests for the second calendar quarter of 2025.

For the three months ended March 31, 2025, we repurchased 148,258 Common Shares, pursuant to its Amended SRP at a weighted average price per share of $13.49. For the three months ended March 31, 2024, we repurchased 152,207 Common Shares, pursuant to our Amended SRP at a weighted average price per share of $13.14.

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

We did not make any distributions to our stockholders during the three months ended March 31, 2025 and 2024.

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

Our calculations of FFO and MFFO are presented below:

	For the Three Months Ended March 31,
Description	2025	2024
Net income/(loss)	$15,002	$(2,505)
FFO adjustments:
Depreciation and amortization of real estate assets	4,284	3,822
Gain on sale of investment property	(18,112)	-
FFO	1,174	1,317
MFFO adjustments:
Mark to market adjustments(1)	330	724
Non-recurring loss/(gain) from extinguishment/sale of debt, derivatives or securities holdings(2)	1	(1)
MFFO - IPA recommended format	$1,505	$2,040

Net income/(loss)	$15,002	$(2,505)
Net income/(loss) per common share, basic and diluted	$0.80	$(0.13)

FFO	$1,174	$1,317
FFO per common share, basic and diluted	$0.06	$0.07

Weighted average number of Common Shares outstanding, basic and diluted	18,836	19,444

1)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
2)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, we evaluate these estimates, including impairment of investment property and depreciation and amortization. Actual results could differ from those estimates.

Our critical accounting policies and estimates have not changed significantly from the discussion found in the Management Discussion and Analysis and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the US. Securities and Exchange Commission, or SEC, on March 27, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of March 31, 2025, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control-New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of March 31, 2025, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our Common Shares are not currently listed on a national securities exchange. The timing of a liquidity event for our stockholders will depend upon then prevailing market conditions and the Board of Directors’ assessment of our investment objectives and liquidity options for our stockholders. Although the Board of Directors has currently targeted June 30, 2028 for the potential commencement of a liquidity event, we can provide no assurances as to the actual timing of the commencement of an actual liquidity event for our stockholders or our ultimate liquidation. Furthermore, we will seek stockholder approval prior to liquidating our entire portfolio.

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

LIGHTSTONE VALUE PLUS REIT V, INC.

Date: May 12, 2025	By:	/s/ Mitchell C. Hochberg
Mitchell C. Hochberg
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2025	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 12, 2025, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.