Form 10-Q
period 2025-06-30
Lightstone Value Plus REIT V, Inc.
filed 2025-08-11
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 7, 2025, the Registrant had approximately 18.5 million shares of common stock outstanding.

LIGHTSTONE VALUE PLUS REIT V, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Investment property:
Land and improvements	$88,126	$95,445
Building and improvements	360,206	399,472
Furniture, fixtures and equipment	12,940	13,127
Gross investment property	461,272	508,044
Less accumulated depreciation	(78,493)	(77,709)
Net investment property	382,779	430,335

Cash and cash equivalents	39,621	21,406
Marketable securities, available for sale	3,948	3,827
Restricted cash	17,878	6,391
Prepaid expenses and other assets	3,625	4,063

Total Assets	$447,851	$466,022

Liabilities and Stockholders’ Equity
Notes payable, net	$299,011	$323,168
Accounts payable and accrued and other liabilities	7,351	9,200

Total liabilities	306,362	332,368

Commitments and Contingencies

Stockholders’ Equity:

Company’s stockholders’ equity:
Preferred stock, $.0001 par value per share; 50.0 million shares authorized, none issued and outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value per share; 350.0 million shares authorized, 18.6 million and 18.9 million shares issued and outstanding, respectively	2	2
Additional paid-in-capital	151,846	155,846
Accumulated other comprehensive income/(loss)	50	(31)
Accumulated deficit	(10,409)	(22,163)

Total Stockholders’ Equity	141,489	133,654

Total Liabilities and Stockholders’ Equity	$447,851	$466,022

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollars and shares in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Rental revenues	$12,616	$12,506	$26,224	$24,909

Expenses
Property operating expenses	4,206	3,935	8,641	7,836
Real estate taxes	1,613	1,754	3,531	3,515
General and administrative	2,035	1,871	4,012	3,813
Depreciation and amortization	4,084	3,837	8,368	7,659
Total expenses	11,938	11,397	24,552	22,823

Interest expense, net	(4,383)	(3,810)	(8,711)	(7,620)
Interest income	371	765	622	1,518
Gain on sale of investment property	-	-	18,112	-
Mark to market adjustment on derivative financial instruments	(323)	(665)	(653)	(1,389)
Other income/(expense), net	409	(443)	712	(144)
Net (loss)/income	(3,248)	(3,044)	11,754	(5,549)
Weighted average shares outstanding:
Basic and diluted	18,683	19,280	18,759	19,361

Basic and diluted net (loss)/income per share	$(0.17)	$(0.16)	$0.63	$(0.29)
Comprehensive (loss)/income:
Net (loss)/income	$(3,248)	$(3,044)	$11,754	$(5,549)
Other comprehensive income:
Holding gain on marketable securities, available for sale	36	7	75	4
Reclassification adjustment for loss on sale of marketable securities included in net (loss)/income	5	10	6	9
Total other comprehensive income	41	17	81	13
Comprehensive (loss)/income	$(3,207)	$(3,027)	$11,835	$(5,536)

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Stockholders’ Equity

(Dollars and shares in thousands)

(unaudited)

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE, March 31, 2024	1	$-	19,402	$2	$161,846	$(111)	$(5,662)	$156,075

Net loss	-	-	-	-	-	-	(3,044)	(3,044)
Redemption and cancellation of common stock	-	-	(152)	-	(2,000)	-	-	(2,000)
Other comprehensive income:
Holding gain on marketable securities, available for sale	-	-	-	-	-	7	-	7
Reclassification adjustment for loss on sale of marketable securities included in net loss	-	-	-	-	-	10	-	10

BALANCE, June 30, 2024	1	$-	19,250	$2	$159,846	$(94)	$(8,706)	$151,048

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE, December 31, 2023	1	$-	19,554	$2	$163,846	$(107)	$(3,157)	$160,584

Net loss	-	-	-	-	-	-	(5,549)	(5,549)
Redemption and cancellation of common stock	-	-	(304)	-	(4,000)	-	-	(4,000)
Other comprehensive income:
Holding gain on marketable securities, available for sale	-	-	-	-	-	4	-	4
Reclassification adjustment for loss on sale of marketable securities included in net loss	-	-	-	-	-	9	-	9
BALANCE, June 30, 2024	1	$-	19,250	$2	$159,846	$(94)	$(8,706)	$151,048

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
BALANCE, March 31, 2025	1	$-	18,793	$2	$153,846	$9	$(7,161)	$146,696

Net loss	-	-	-	-	-	-	(3,248)	(3,248)
Redemption and cancellation of common stock	-	-	(148)	-	(2,000)	-	-	(2,000)
Other comprehensive loss:
Holding gain on marketable securities, available for sale	-	-	-	-	-	36	-	36
Reclassification adjustment for loss on sale of marketable securities included in net loss	-	-	-	-	-	5	-	5

BALANCE, June 30, 2025	1	$-	18,645	$2	$151,846	$50	$(10,409)	$141,489

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
BALANCE, December 31, 2024	1	$-	18,941	$2	$155,846	$(31)	$(22,163)	$133,654

Net income	-	-	-	-	-	-	11,754	11,754
Redemption and cancellation of common stock	-	-	(296)	-	(4,000)	-	-	(4,000)
Other comprehensive loss:
Holding gain on marketable securities, available for sale	-	-	-	-	-	75	-	75
Reclassification adjustment for loss on sale of marketable securities included in net income	-	-	-	-	-	6	-	6

BALANCE, June 30, 2025	1	$-	18,645	$2	$151,846	$50	$(10,409)	$141,489

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$11,754	$(5,549)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	8,368	7,659
Amortization of deferred financing fees	628	723
Gain on sale of investment property	(18,112)	-
Mark to market adjustment on derivative financial instruments	653	1,389
Other non-cash adjustments	6	9
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(1,000)	(1,361)
(Decrease)/increase in accounts payable and accrued and other liabilities	(2,258)	505

Net cash provided by operating activities	39	3,375

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(1,611)	(1,734)
Purchases of marketable securities	(419)	(666)
Proceeds from sale of marketable securities	372	662
Proceeds from sale of investment property, net of closing costs	59,228	-
Proceeds from repayment of note receivable	-	4,898

Net cash provided by investing activities	57,570	3,160
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(91,981)	(856)
Proceeds from notes payable	69,953	210
Payment of loan fees and expenses	(1,879)	-
Redemption and cancellation of common stock	(4,000)	(4,000)

Net cash used in financing activities	(27,907)	(4,646)

Change in cash, cash equivalents and restricted cash	29,702	1,889
Cash, cash equivalents and restricted cash, beginning of year	27,797	66,546
Cash, cash equivalents and restricted cash, end of period	$57,499	$68,435

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$8,871	$8,352

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in its consolidated statements of cash flows for the periods presented:
Cash and cash equivalents	$39,621	$62,872
Restricted cash	17,878	5,563
Total cash, cash equivalents and restricted cash	$57,499	$68,435

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

Substantially all of the Company’s business is conducted through Lightstone REIT V OP LP, a limited partnership organized in Delaware (the “Operating Partnership”). As of June 30, 2025, the Company’s wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner. As of June 30, 2025, the Company’s wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

All of the Company’s current investments are located in the U.S. The Company currently intends to hold its various real properties until such time as its board of directors (the “Board of Directors”) determines that a sale or other disposition appears to be advantageous to achieve the Company’s investment objectives or until it appears that the objectives will not be met. The Company currently has one operating segment. As of June 30, 2025, the Company wholly owned and consolidated eight multifamily residential properties containing an aggregate of 2,480 apartment units.

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

Organization

In connection with the Company’s initial capitalization, the Company issued 22,500 shares of its common stock (“Common Shares”) and 1,000 shares of its convertible stock to the Company’s former advisor on January 19, 2007. The 1,000 shares of convertible stock (“Convertible Shares”) were transferred to an affiliate of Lightstone on February 10, 2017 and remain outstanding. As of June 30, 2025, the Company had 18.6 million Common Shares outstanding.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

The Company’s Common Shares are not currently listed on a national securities exchange. The timing of a liquidity event for the Company’s stockholders will depend upon then prevailing market conditions and the Board of Directors’ assessment of the Company’s investment objectives and liquidity options for the Company’s stockholders. On August 7, 2025, the Board of Directors extended the targeted timeline for the Company to commence a liquidity event until June 30, 2033 based on their assessment of the Company’s investment objectives and liquidity options for the Company’s stockholders. The Company can provide no assurances as to the actual timing of the commencement of an actual liquidity event for its stockholders or the ultimate liquidation of the Company. Furthermore, the Company will seek stockholder approval prior to liquidating its entire portfolio.

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

Earnings per Share

The Convertible Shares are not included in basic or diluted earnings per share. The Company had no other potentially dilutive securities outstanding during the periods presented. Accordingly, net income per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the applicable period.

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

The Company’s income tax expense and benefits are included in other income/(expense), net, net on its consolidated statements of operations. During the six months ended June 30, 2025, the Company recorded income tax expense of $0.1 million. During the three and six months ended June 30, 2024, the Company recorded income tax expense of $0.7 million and $0.8 million, respectively.

As of June 30, 2025 and December 31, 2024, the Company had no material uncertain income tax positions.

Concentration of Credit Risk

As of June 30, 2025 and December 31, 2024, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Segment Disclosure

The Company’s operations are reported within one reportable segment which constitutes all of the consolidated entities reported in its consolidated financial statements. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM assesses entity-wide operating results and performance and decides how to allocate resources based on consolidated net income/loss which is reported on the consolidated statements of operations. Additionally, the measure of segment assets is reported on the consolidated balance sheets as total assets. The revenue, expenses, and net income/loss for the reportable segment are the same as those presented on the consolidated statements of operations. Significant expense categories, including property operating expenses, real estate taxes, general and administrative costs, depreciation and amortization and interest expense, are included on the Company’s consolidated statements of operations.

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

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

3. Real Estate Properties

The following table presents certain information about the Company’s wholly owned and consolidated multifamily real estate properties as of June 30, 2025:

Property Name	Location	Date Acquired	Number of Units
Arbors Harbor Town	Memphis, Tennessee	December 20, 2011	345
The Aster (formerly Parkside) Apartments	Sugar Land, Texas	August 8, 2013	240
Axis at Westmont	Westmont, Illinois	November 27, 2018	400
Valley Ranch Apartments	Ann Arbor, Michigan	February 14, 2019	384
BayVue Apartments	Tampa, Florida	July 7, 2021	368
Citadel Apartments	Houston, Texas	October 6, 2021	293
Camellia Apartments	St. Augustine, Florida	December 19, 2023	210
Discovery at Space Coast Apartments	Rockledge, Florida	December 19, 2024	240
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

In connection with the sale of the Autumn Breeze Apartments, the Company funded $31.0 million into an escrow account with a qualified intermediary in order to facilitate potential like-kind exchange transactions in accordance with Section 1031 of the Internal Revenue Code, as amended. During the second quarter of 2025, $21.1 million of these funds were released to the Company. As of June 30, 2025, the remaining funds held in the escrow account, including interest income earned, totaled $10.2 million, which is included in restricted cash on the consolidated balance sheet as of that date.

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

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

4.  Marketable Securities, Derivative Financial Instruments and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale marketable securities as of the dates indicated:

	As of June 30, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate and Government Bonds	$3,898	$105	$(55)	$3,948

	As of December 31, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate and Government Bonds	$3,858	$53	$(84)	$3,827

As of June 30, 2025, the Company has not recognized an allowance for expected credit losses related to available-for-sale debt securities as the Company has not identified any unrealized losses for these investments attributable to credit factors. The Company’s unrealized loss on investments in debt securities was primarily caused by changes in market interest rates. The Company does not currently intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis.

The following table summarizes the estimated fair value of the Company’s investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of June 30, 2025
Due in 1 year	$998
Due in 1 year through 5 years	2,852
Due in 5 years through 10 years	98
Due after 10 years	-
Total	$3,948

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

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

As of June 30, 2025, the Company had one interest rate cap contract which was entered into at a cost of $0.5 million on October 10, 2024 with an effective date of October 11, 2024, has a notional amount of $44.0 million, matures on October 11, 2025 and effectively caps SOFR at 3.00% during its term. Additionally, as of June 30, 2025, the Company had another interest rate cap contract that had been entered into on July 8, 2024, which subsequently matured on July 15, 2025 (see Note 5).

The fair value of the Company’s interest rate cap contracts was $0.3 million and $0.9 million as of June 30, 2025 and December 31, 2024, respectively, and is included in prepaid expenses and other assets on the consolidated balance sheets.

During the three and six months ended June 30, 2025, the Company earned $0.3 million and $0.7 million, respectively, and during the three and six months ended June 30, 2024, the Company earned $0.8 million and $1.6 million, respectively from its interest rate cap contracts. Earnings from interest rate cap contracts are recorded in interest expense, net on the Company’s consolidated statements of operations.

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

The fair value of the Company’s investments in debt securities are measured using quoted prices for these investments; however, the markets for these assets are not active. The fair values of the Company’s interest rate cap contracts are measured using other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of June 30, 2025 and December 31, 2024, all of the Company’s debt securities and interest rate cap contracts were classified as Level 2 assets and there were no transfers between the level classifications during the six months ended June 30, 2025 and 2024.

As of June 30, 2025 and December 31, 2024, management estimated that the carrying value of the Company’s cash and cash equivalents, restricted cash, prepaid expenses and other assets (exclusive of interest rate cap contracts) and accounts payable and accrued and other liabilities were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.

The fair values of the Company’s notes payable are categorized as a Level 2 in the fair value hierarchy. The fair values were estimated using a discounted cash flow analysis valuation on the estimated borrowing rates available for loans with similar terms and maturities. The fair values of the notes payable were determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair values of financial instruments is based on pertinent information available to management as of June 30, 2025 and December 31, 2024.

Carrying amounts of the Company’s notes payable and the related estimated fair value are as follows:

	As of June 30, 2025		As of December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable	$304,267	$306,109	$327,011	$319,931

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

5. Notes Payable

Notes payable consists of the following:

Property	Interest Rate	Weighted Average Interest Rate for the Six Months Ended June 30, 2025	Maturity Date	Amount Due at Maturity	As of June 30, 2025	As of December 31, 2024

Arbors Harbor Town	4.53%	4.53%	January 1, 2026	$29,000	$29,000	$29,000

Arbors Harbor Town Supplemental	3.52%	3.52%	January 1, 2026	5,379	5,440	5,502

The Aster Apartments (Repaid in full)				-	-	15,940

The Aster Apartments	5.20%	5.20%	June 1, 2030	21,765	21,765	-

Axis at Westmont	4.39%	4.39%	February 1, 2026	34,343	34,814	35,165

Valley Ranch Apartments	4.16%	4.16%	March 1, 2026	43,414	43,414	43,414

Autumn Breeze Apartments (Repaid in full)				-	-	28,962

BayVue Apartments (Repaid in full)				-	-	47,382

BayVue Apartments	4.98%	4.98%	July 1, 2030	48,188	48,188	-

Citadel Apartments Senior	SOFR + 1.61% (floor 1.71%)	5.93%	October 11, 2026	35,200	35,200	35,200

Citadel Apartments Junior	SOFR + 8.86% (floor 8.96%)	13.18%	October 11, 2026	8,800	8,800	8,800

Camellia Apartments	6.05%	6.05%	January 1, 2030	33,911	33,911	33,911

Discovery at Space Coast Apartments	5.60%	5.60%	January 1, 2030	42,668	43,735	43,735

Total notes payable		5.30%		$302,668	304,267	327,011

Less: Deferred financing costs					(5,256)	(3,843)

Total notes payable, net					$299,011	$323,168

SOFR as of June 30, 2025 and December 31, 2024 was 4.35% and 4.53%, respectively. The Company’s loans are secured by the indicated real estate and are non-recourse to the Company, unless otherwise indicated.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

Autumn Breeze Apartments Mortgage

On March 31, 2020, the Company entered into the Autumn Breeze Apartments Mortgage, a 10-year $29.9 million non-recourse mortgage loan which was scheduled to mature on April 1, 2030. The Autumn Breeze Apartments Mortgage bore interest at 3.39% and required monthly interest-only payments through June 30, 2023 and monthly principal and interest payments of approximately $0.1 million thereafter through its stated maturity date with the unpaid principal balance due upon maturity.

In connection with the disposition of the Autumn Breeze Apartments on February 27, 2025, the Autumn Breeze Apartments Mortgage of $28.8 million was fully defeased at a total cost of $28.1 million. See Note 3.

Citadel Apartments Mortgages

On October 6, 2021, the Company entered into a non-recourse mortgage loan facility for up to $39.2 million (the “Citadel Apartments Senior Mortgage”). Simultaneously, on October 6, 2021, the Company also entered into a non-recourse mortgage loan facility for up to $9.8 million (the “Citadel Apartments Junior Mortgage” and together with the Citadel Apartments Senior Mortgage, the “Citadel Apartments Mortgages”). The Citadel Apartments Mortgages require monthly interest-only payments through their stated maturity date with the unpaid principal balance due upon maturity.

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

Aster Apartments Mortgage

On June 1, 2025, the Company entered into a five-year $21.8 million non-recourse mortgage loan (the “Aster Apartments Mortgage”) scheduled to mature on June 1, 2030. The Aster Apartments Mortgage bears interest at 5.20% and requires monthly interest-only payments through its stated maturity date with the unpaid principal balance due upon maturity. The Aster Apartments Mortgage is collateralized by a 240-unit multifamily residential property located in Sugar Land, Texas (the “The Aster Apartments”). The majority of the proceeds from the Aster Apartments Mortgage were used to repay in full existing mortgages indebtedness of $15.9 million, which was also collateralized by The Aster Apartments. In connection with the Aster Apartments Mortgage, the Company paid the Advisor $0.2 million in debt financing fees.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

BayVue Apartments Mortgage

On June 30, 2025, the Company entered into the BayVue Apartments Mortgage, a five-year $48.2 million non-recourse mortgage loan scheduled to mature on July 1, 2030. The BayVue Apartments Mortgage bears interest at 4.98% and requires monthly interest-only payments through June 30, 2028, monthly principal and interest payments of approximately $0.2 million thereafter through its stated maturity date with the unpaid principal balance due upon maturity. The BayVue Apartments Mortgage is collateralized by a 368-unit multifamily residential property located in Tampa, Florida (the “BayVue Apartments”). The majority of the proceeds from the BayVue Apartments Mortgage were used to repay in full existing mortgages indebtedness of $47.4 million, which was also collateralized by the BayVue Apartments. In connection with the BayVue Apartments Mortgage, the Company paid the Advisor $0.5 million in debt financing fees.

The above noted existing mortgage loan required the Company to enter into one or more interest rate cap contracts in the aggregate notional amount of $52.2 million pursuant to which SOFR was capped at 2.50% for as long as it remained outstanding. The Company maintained interest rate cap contracts pursuant to the requisite terms beginning with the origination of this mortgage loan. On July 8, 2024, the Company entered into a one-year interest rate cap contract with an effective date of July 15, 2024, with an unrelated financial institution at a cost of $1.1 million. This interest rate cap contract replaced another interest rate cap contract that expired on July 15, 2024, had a notional amount of $52.2 million and effectively capped SOFR at 2.50% during its term. This interest rate cap contract expired on July 15, 2025.

The following table provides information with respect to the contractual maturities and scheduled principal repayments of the Company’s indebtedness as of June 30, 2025.

	2025	2026	2027	2028	2029	Thereafter	Total
Principal maturities	$416	$156,252	$-	$689	$1,072	$145,838	$304,267

Less: deferred financing costs							(5,256)

Total notes payable, net							$299,011

As of June 30, 2025, the Company was in compliance with all of its financial debt covenants.

Mortgage Debt Maturities

The following discussion relates to the Company’s current intentions with respect to its mortgage debt maturing over the next 12 months.

The Company’s non-recourse mortgage loans (the “Arbors Harbor Town Mortgage” and the “Arbors Harbor Town Supplemental Mortgage” and collectively the “Arbors Harbor Town Mortgages”) (aggregate outstanding principal balances of $34.5 million as of June 30, 2025) collateralized by a 345-unit multifamily residential property located in Memphis, Tennessee (the Arbors Harbor Town”) are scheduled to mature on January 1, 2026. The Company currently intends to refinance the Arbors Harbor Town Mortgages on or before their scheduled maturity date.

The Company’s non-recourse mortgage loan (the “Axis at Westmont Mortgage”) (outstanding principal balance of $34.8 million as of June 30, 2025) collateralized by a 400-unit multifamily residential property located in Westmont, Illinois (the “Axis at Westmont”) is scheduled to mature on February 1, 2026. The Company currently intends to refinance the Axis at Westmont Mortgage on or before its scheduled maturity date.

The Company’s non-recourse mortgage loan (the “Valley Ranch Apartments Mortgage”) (outstanding principal balance of $43.4 million as of June 30, 2025) collateralized by a 384-unit multifamily residential property located in Ann Arbor, Michigan (the “Valley Ranch Apartments”) is scheduled to mature on March 1, 2026. The Company currently intends to refinance the Valley Ranch Apartments Mortgage on or before its scheduled maturity date.

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

On March 20, 2025, the Board of Directors determined it would consider the amount of cash available for redemption of Common Shares on a calendar quarterly basis throughout 2025. On the same date, the Board of Directors approved that an amount up to $2.0 million would be made available for consideration of redemption requests for the first calendar quarter of 2025. On May 8, 2025, the Board of Directors approved that an amount up to $2.0 million will be made available for consideration of redemption requests for the second calendar quarter of 2025. On August 7, 2025, the Board of Directors approved that an amount up to $2.0 million will be made available for consideration of redemption requests for the third calendar quarter of 2025.

For the six months ended June 30, 2025, the Company repurchased 296,516 Common Shares, pursuant to its Amended SRP at a weighted average price of $13.49. For the six months ended June 30, 2024, the Company repurchased 304,414 Common Shares, pursuant to its Amended SRP at a weighted average price of $13.14.

Distributions

The Company did not make any distributions to its stockholders during the six months ended June 30, 2025 and 2024.

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

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

The advisory agreement has a one-year term and is renewable annually upon the mutual consent of the Advisor and the Company’s independent directors.

The following table represents the fees incurred associated with the payments to the Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Property management oversight fees (property operating expenses)	$139	$135	$271	$267
Debt financing fees(1)	700	-	700	-
Administrative services reimbursement (general and administrative costs)	405	392	809	783
Asset management fees (general and administrative costs)	932	898	1,930	1,798

Total	$2,176	$1,425	$3,710	$2,848

(1)	Capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and upon the execution of the loan and amortized over the initial term of the corresponding loan.

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

All of our current investments are located in the U.S. We currently intend to hold our various real estate properties until such time as our board of directors (the “Board of Directors”) determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.  We currently have one operating segment. As of June 30, 2025, we wholly owned and consolidated eight multifamily residential properties containing an aggregate 2,480 apartment units

Current Environment

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

Liquidity and Capital Resources

As of June 30, 2025, we had cash and cash equivalents of $39.6 million, marketable securities, available for sale of $3.9 million and restricted cash of $17.9 million, including $10.2 million which is held in an escrow account with a qualified intermediary in order to facilitate potential like-kind exchange transactions in accordance with Section 1031 of the Internal Revenue Code, as amended. See Note 3 of Notes to Consolidated Financial Statements.

Our principal demands for funds going forward are expected to be for the payment of (a) operating expenses, including capital expenditures, and (b) scheduled debt service on our outstanding indebtedness, including any required replacement interest rate cap contracts. We also may, at our discretion, use funds for (a) tender offers and/or redemptions of our Common Shares, (b) distributions, if any, to our shareholders, and (c) selective acquisitions and/or real estate-related investments. Generally, we expect to meet our cash needs with our cash and cash equivalents and marketable securities on hand along with our cash flow from operations and the release of certain funds held in restricted cash.

However, to the extent that these sources are not sufficient to cover our cash needs, we may use proceeds from additional borrowings and/or selective asset sales to fund such needs.

Recent Financing activities

Autumn Breeze Apartments Mortgage

On March 31, 2020, we entered into the Autumn Breeze Apartments Mortgage, a 10-year $29.9 million non-recourse mortgage loan which was scheduled to mature on April 1, 2030. The Autumn Breeze Apartments Mortgage bore interest at 3.39% and required monthly interest-only payments through June 30, 2023 and monthly principal and interest payments of approximately $0.1 million thereafter through its stated maturity date with the unpaid principal balance due upon maturity. The Autumn Breeze Apartments Mortgage was collateralized by a 280-unit multifamily residential property located in Noblesville, Indiana (the “Autumn Breeze Apartments”).

In connection with the disposition of the Autumn Breeze Apartments on February 27, 2025, the Autumn Breeze Apartments Mortgage of $28.8 million was fully defeased at a total cost of $28.1 million. See Note 3 of the Notes to Consolidated Financial Statements.

Aster Apartments Mortgage

On June 1, 2025, we entered into a five-year $21.8 million non-recourse mortgage loan (the “Aster Apartments Mortgage”) scheduled to mature on June 1, 2030. The Aster Apartments Mortgage bears interest at 5.20% and requires monthly interest-only payments through its stated maturity date with the unpaid principal balance due upon maturity. The Aster Apartments Mortgage is collateralized by a 240-unit multifamily residential property located in Sugar Land, Texas ( “The Aster Apartments”). The majority of the proceeds from the Aster Apartments Mortgage were used to repay in full existing mortgages indebtedness of $15.9 million, which was also collateralized by The Aster Apartments. In connection with the Aster Apartments Mortgage, we paid the Advisor $0.2 million in debt financing fees.

BayVue Apartments Mortgage

On June 30, 2025, we entered into the BayVue Apartments Mortgage, a five-year $48.2 million non-recourse mortgage loan scheduled to mature on July 1, 2030. The BayVue Apartments Mortgage bears interest at 4.98% and requires monthly interest-only payments through June 30, 2028, monthly principal and interest payments of approximately $0.2 million thereafter, through its stated maturity date with the unpaid principal balance due upon maturity. The BayVue Apartments Mortgage is collateralized by a 368-unit multifamily residential property located in Tampa, Florida (the “BayVue Apartments”). The majority of the proceeds of the BayVue Apartments Mortgage were used to repay in full existing mortgages indebtedness of $47.4 million collateralized by the BayVue Apartments. In connection with the BayVue Apartments Mortgage, we paid the Advisor $0.5 million in debt financing fees.

The above noted existing mortgage loan required us to enter into one or more interest rate cap contracts in the aggregate notional amount of $52.2 million pursuant to which SOFR was capped at 2.50% for as long as it remained outstanding. We maintained interest rate cap contracts pursuant to the requisite terms beginning with the origination of this mortgage loan. On July 8, 2024, we entered into a one-year interest rate cap contract with an effective date of July 15, 2024, with an unrelated financial institution at a cost of $1.1 million. This interest rate cap contract replaced another interest rate cap contract that expired on July 15, 2024, had a notional amount of $52.2 million and effectively capped SOFR at 2.50% during its term. This interest rate cap contract expired on July 15, 2025.

Mortgage Debt Maturities

The following discussion relates to our current intentions with respect to our mortgage debt maturing over the next 12 months.

Our non-recourse mortgage loans (the “Arbors Harbor Town Mortgage” and the “Arbors Harbor Town Supplemental Mortgage” and collectively the “Arbors Harbor Town Mortgages”) (aggregate outstanding principal balances of $34.5 million as of June 30, 2025) collateralized by a 345-unit multifamily residential property located in Memphis, Tennessee (the “Arbors Harbor Town”) are scheduled to mature on January 1, 2026. We currently intend to refinance the Arbors Harbor Town Mortgages on or before their scheduled maturity dates.

Our non-recourse mortgage loan (the “Axis at Westmont Mortgage”) (outstanding principal balance of $34.8 million as of June 30, 2025) collateralized by a 345-unit multifamily residential property located in Westmont, Illinois (the “Axis at Westmont”) is scheduled to mature on February 1, 2026. We currently intend to refinance the Axis at Westmont Mortgage on or before its scheduled maturity date.

Our non-recourse mortgage loan (the “Valley Ranch Apartments Mortgage”) (outstanding principal balance of $43.4 million as of June 30, 2025) collateralized by a 384-unit multifamily residential property located in Ann Arbor, Michigan (the “Valley Ranch Apartments”) is scheduled to mature on March 1, 2026. We currently intend to refinance the Valley Ranch Apartments Mortgage on or before its scheduled maturity date.

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

Concentration of Credit Risk

As of June 30, 2025 and December 31, 2024, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Disposition of the Autumn Breeze Apartments – February 2025

On February 27, 2025, we completed the disposition of the “Autumn Breeze Apartments to an unrelated third-party for a contractual sales price of $59.5 million. In connection with the disposition of the Autumn Breeze Apartments, (the Autumn Breeze Apartments Mortgage of $28.8 million was fully defeased at a total cost of $28.1 million. Our net proceeds from the disposition of the Autumn Breeze Apartments were $30.5 million, after the aforementioned defeasance of the Autumn Breeze Apartments Mortgage, pro rations, and closing and other related transaction costs. In connection with the disposition of Autumn Breeze Apartments, we recognized a gain on sale of investment property of $18.1 million during the first calendar quarter of 2025.

In connection with the sale of the Autumn Breeze Apartments, we funded $31.0 million into an escrow account with a qualified intermediary in order to facilitate potential like-kind exchange transactions in accordance with Section 1031 of the Internal Revenue Code, as amended. During the second quarter of 2025, $21.1 million of these funds were released to us. As of June 30, 2025, the remaining funds held in the escrow account, including interest income earned, totaled $10.2 million, which is included in restricted cash on the consolidated balance sheet as of that date.

The disposition of the Autumn Breeze Apartments did not qualify to be reported as discontinued operations since it did not represent a strategic shift that had a major effect on our operations and financial results. Accordingly, the operating results of the Autumn Breeze Apartments are reflected in our results from continuing operations for all periods presented through its date of disposition.

Results of Operations

Three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

Our results of operations for the three months ended June 30, 2025 compared to the same period in 2024 reflect our acquisition and disposition activities during such periods. Properties which were owned by us during the entire periods presented are referred to as our “Same Store” properties.

The following table provides summary information about our results of operations:

	Three Months Ended				Change	Change	Change
	June 30,		Increase/	Percentage	due to	due to	due to
	2025	2024	(Decrease)	Change	Acquisitions(1)	Dispositions(2)	Same Store(3)

Rental revenues	$12,616	$12,506	$110	1.0%	$1,236	$(1,304)	$178
Property operating expenses	4,206	3,935	271	7.0%	383	(395)	283
Real estate taxes	1,613	1,754	(141)	(8.0%)	201	(209)	(133)
General and administrative	2,035	1,871	164	9.0%	62	(3)	105
Depreciation and amortization	4,084	3,837	247	6.0%	868	(379)	(242)
Interest expense, net	4,383	3,810	573	15.0%	713	(267)	127

(1)	Represents the effect on our operating results for the periods indicated resulting from our acquisition of the Discovery at Space Coast Apartments on December 19, 2024.
(2)	Represents the effect on our results for the periods indicated resulting from our disposition of the Autumn Breeze Apartments on February 27, 2025.
(3)	Represents the change for three months ended June 30, 2025 compared to the same period in 2024 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store properties for the periods ended June 30, 2025 and 2024 include Arbors Harbor Town, The Aster Apartments, Axis at Westmont, Valley Ranch Apartments, Camellia Apartments, Citadel Apartments and BayVue Apartments.

The following table reflects total rental revenues and total property operating expenses for the three months ended June 31, 2025 and 2024 for our Same Store properties, acquisition and disposition:

	Three Months Ended June 30,
Description	2025	2024	Change

Rental revenues:
Same Store	$11,380	$11,202	$178
Acquisition	1,236	-	1,236
Disposition	-	1,304	(1,304)
Total rental revenues	$12,616	$12,506	$110

Property operating expenses:
Same Store	$3,810	$3,527	$283
Acquisition	383	-	383
Disposition	13	408	(395)
Total property operating expenses	$4,206	$3,935	$271

The tables below reflect occupancy and effective monthly rental rates for our eight multifamily residential properties as of the dates indicated:

	Occupancy		Effective Monthly Rent per Unit(1)
	As of June 30,		As of June 30,
Property	2025	2024	2025	2024
Arbors Harbor Town	95%	91%	$1,674	$1,693
Aster Apartments	93%	93%	$1,421	$1,435
Axis at Westmont	97%	96%	$1,677	$1,587
Valley Ranch Apartments	93%	94%	$1,834	$1,858
BayVue Apartments	92%	92%	$1,506	$1,586
Citadel Apartments	94%	95%	$1,735	$1,739
Camellia World Apartments	92%	90%	$1,585	$1,698
Discovery at Space Coast Apartments	90%	(2)	$1,765	(2)

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.
(2)	Discovery at Space Coast Apartments were acquired on December 19, 2024.

Revenues Rental revenues for the three months ended June 30, 2025 were $12.6 million, an increase of $0.1 million, compared to $12.5 million for the same period in 2024. Excluding the effect of our recent acquisition and disposition activities discussed above, our rental revenues increased by $0.2 million for our Same Store properties during the 2025 period. This increase was primarily due to higher occupancy for Arbors Harbor Town during the 2025 period.

Property Operating Expenses  Property operating expenses for the three months ended June 30, 2025 were $4.2 million, an increase of $0.3 million, compared to $3.9 million for the same period in 2024. Excluding the effect of our recent acquisition and disposition activities discussed above, our property operating expenses increased by $0.3 million for our Same Store properties during the 2025 period primarily as a result of increased professional fees.

Real Estate Taxes Real estate taxes for the three months ended June 30, 2025 were $1.6 million, a decrease of $0.2 million, compared to $1.8 million for the same period in 2024. Excluding the effect of our recent acquisition and disposition activities discussed above, our real estate taxes decreased slightly by $0.1 million for our Same Store properties during the 2025 period.

General and Administrative Expenses General and administrative expenses were $2.0 million, a slight increase of $0.1 million, compared to $1.9 million for the same period in 2024.

Depreciation and Amortization Depreciation and amortization expense for the three months ended June 30, 2025 was $4.1 million, an increase of $0.3 million, compared to $3.8 million for the same period in 2024. Excluding the effect of our recent acquisition and disposition activities discussed above, our depreciation and amortization expenses decreased by $0.2 million for our Same Store properties during the 2025 period. This decrease was primarily due to lower amortization expense resulting from in-place lease intangibles becoming fully amortized during 2024.

Interest Expense, Net Interest expense, net for the three months ended June 30, 2025 was $4.4 million, an increase of $0.6 million, compared to $3.8 million for the same period in 2024. Interest expense is primarily attributable to mortgage financings associated with our multifamily residential properties and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods. Excluding the effect of our recent acquisition and disposition activities discussed above, interest expense, net increased slightly by $0.1 million for our Same Store properties during the 2025 period. Additionally, during the three months ended June 30, 2025 and 2024, we earned $0.3 million and $0.8 million, respectively, from the interest rate cap contracts which is recorded in interest expense, net.

Six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Our results of operations for the six months ended June 30, 2025 compared to the same period in 2024 reflect our acquisition and disposition activities during such periods. Properties which were owned by us during the entire periods presented are referred to as our “Same Store” properties.

The following table provides summary information about our results of operations:

	Six Months Ended				Change	Change	Change
	June 30,		Increase/	Percentage	due to	due to	due to
	2025	2024	(Decrease)	Change	Acquisitions(1)	Dispositions(2)	Same Store(3)

Rental revenues	$26,224	$24,909	$1,315	5.0%	$2,590	$(1,698)	$423
Property operating expenses	8,641	7,836	805	10.0%	817	(354)	342
Real estate taxes	3,531	3,515	16	0.0%	401	(251)	(134)
General and administrative	4,012	3,813	199	5.0%	109	(12)	102
Depreciation and amortization	8,368	7,659	709	9.0%	1,685	(496)	(480)
Interest expense, net	8,711	7,620	1,091	14.0%	1,419	(364)	36

(1)	Represents the effect on our operating results for the periods indicated resulting from our acquisition of the Discovery at Space Coast Apartments on December 19, 2024.
(2)	Represents the effect on our results for the periods indicated resulting from our disposition of the Autumn Breeze Apartments on February 27, 2025.
(3)	Represents the change for six months ended June 30, 2025 compared to the same period in 2024 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store properties for the periods ended June 30, 2025 and 2024 include Arbors Harbor Town, The Aster Apartments, Axis at Westmont, Valley Ranch Apartments, Camellia Apartments, Citadel Apartments and BayVue Apartments.

The following table reflects total rental revenues and total property operating expenses for the six months ended June 30, 2025 and 2024 for our Same Store properties, acquisition and disposition:

	Six Months Ended June 30,
Description	2025	2024	Change

Rental revenues:
Same Store	$22,741	$22,318	$423
Acquisition	2,590	-	2,590
Disposition	893	2,591	(1,698)
Total rental revenues	$26,224	$24,909	$1,315

Property operating expenses:
Same Store	$7,375	$7,033	$342
Acquisition	817	-	817
Disposition	449	803	(354)
Total property operating expenses	$8,641	$7,836	$805

Revenues  Rental revenues for the six months ended June 30, 2025 were $26.2 million, an increase of $1.3 million, compared to $24.9 million for the same period in 2024. Excluding the effect of our recent acquisition and disposition activities discussed above, our rental revenues increased by $0.4 million for our Same Store properties during the 2025 period. This increase was primarily as a result of higher occupancy for Arbors Harbor Town during the 2025 period.

Property Operating Expenses Property operating expenses for the six months ended June 30, 2025 were $8.6 million, an increase of $0.8 million, compared to $7.8 million for the same period in 2024. Excluding the effect of our recent acquisition and disposition activities discussed above, our property operating expenses increased by $0.3 million for our Same Store properties during the 2025 period primarily as a result of increased professional fees.

Real Estate Taxes  Real estate taxes were $3.5 million for both the six months ended June 30, 2025 and 2024. Excluding the effect of our recent acquisition and disposition activities discussed above, our real estate taxes decreased slightly by $0.1 million for our Same Store properties during the 2025 period.

General and Administrative Expenses   General and administrative expenses were $4.0 million, an increase of $0.2 million, compared to $3.8 million for the same period in 2024.

Depreciation and Amortization  Depreciation and amortization expense for the six months ended June 30, 2025 was $8.4 million, an increase of $0.7 million, compared to $7.7 million for the same period in 2024. Excluding the effect of our acquisition and disposition activities discussed above, our depreciation and amortization expenses decreased by $0.5 million for our Same Store properties during the 2025 period. This decrease was primarily due to lesser amortization expense resulting from in-place lease intangibles becoming fully amortized during 2024.

Interest Expense, Net   Interest expense, net for the six months ended June 30, 2025 was $8.7 million, an increase of $1.1 million, compared to $7.6 million for the same period in 2024. Interest expense is primarily attributable to financings associated with our multifamily real estate properties and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during each of the periods. Excluding the effect of our recent acquisition and disposition activities discussed above, interest expense, net for our Same Store properties was relatively flat compared to the 2024 period. Additionally, during the six months ended June 30, 2025 and 2024, we earned $0.7 million and $1.6 million, respectively, from the interest rate cap contracts which is recorded in interest expense, net.

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

The advisory agreement has a one-year term and is renewable annually upon the mutual consent of our Advisor and our independent directors.

The following table represents the fees incurred associated with the payments to our Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Property management oversight fees (property operating expenses)	$139	$135	$271	$267
Debt financing fees(1)	700	-	700	-
Administrative services reimbursement (general and administrative costs)	405	392	809	783
Asset management fees (general and administrative costs)	932	898	1,930	1,798

Total	$2,176	$1,425	$3,710	$2,848

(2)	Capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and upon the execution of the loan and amortized over the initial term of the corresponding loan.

Summary of Cash Flows

Operating activities

The net cash provided by operating activities of $39 for the six months ended June 30, 2025 consisted of our net income of $11.8 million adjusted to add back depreciation and amortization of $8.4 million, the negative mark to market adjustments on derivative financial instruments of $0.7 million and amortization of deferred financing costs of $0.6 million less the gain on the sale of investment property (Autumn Breeze Apartments) of $18.1 million and the net negative change in operating assets and liabilities of $3.3 million.

Investing activities

The net cash provided by investing activities of $57.6 million for the six months ended June 30, 2025 consisted of our proceeds from the sale of investment property (Autumn Breeze Apartments) of $59.2 million less our capital expenditures of $1.6 million.

Financing activities

The net cash used in financing activities of $27.9 million for the six months ended June 30, 2025 consisted primarily of the following:

●	principal payments on notes payable of $92.0 million;

●	proceeds from notes payable of $70.0 million;

●	payment of loan fees and expenses of $1.9 million; and

●	redemptions and cancellation of common stock of $4.0 million.

Debt Financings

From time to time, we have obtained mortgage, bridge, or mezzanine loans for acquisitions and investments, as well as property development, redevelopment and renovations. In the future, we may obtain new financings for such activities or to refinance our existing real estate assets, depending on multiple factors.

Our notes payable balance was $299.0 million, net of deferred financing fees of $5.3 million, and had a weighted average interest rate of 5.30% as of June 30, 2025. Our notes payable balance was $323.2 million, net of deferred financing fees of $3.8 million, and had a weighted average interest rate of 4.98% as of December 31, 2024.

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

Pursuant to the terms of our Citadel Apartments Mortgages, we are required to enter into one or more interest rate cap contracts at certain prescribed notional amounts capping SOFR at certain prescribed rates for as long as these mortgages remain outstanding.

In addition to our interest rate cap contract which expired on July 15, 2025 (see “BayVue Apartments Mortgage”), as of June 30, 2025, we also had another interest rate cap contract which was entered into at a cost of $0.5 million on October 10, 2024 with an effective date of October 11, 2024, has a notional amount of $44.0 million, matures on October 11, 2025 and effectively caps SOFR at 3.00% during its term.

Contractual Obligations

One of our principal short-term and long-term liquidity requirements includes the refinancing or repayment of our maturing mortgage debt. The following table provides information with respect to the contractual maturities and scheduled debt service payments of our mortgage indebtedness as of June 30, 2025:

Contractual Obligations	2025	2026	2027	2028	2029	Thereafter	Total
Principal Maturities	$416	$156,252	$-	$689	$1,072	$145,838	$304,267
Interest Payments(1)	7,972	12,026	8,144	8,151	8,248	2,056	46,597

Total Contractual Obligations	$8,388	$168,278	$8,144	$8,840	$9,320	$147,894	$350,864

(1)	These amounts represent future interest payments related to notes payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month SOFR rate. For purposes of calculating future interest amounts on variable interest rate debt, the one-month SOFR rate as of June 30, 2025 was used.

As of June 30, 2025, we were in compliance with all of our financial debt covenants.

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

On March 20, 2025, the Board of Directors determined it would consider the amount of cash available for redemption of Common Shares on a calendar quarterly basis throughout 2025. On the same date, the Board of Directors approved that an amount up to $2.0 million would be made available for consideration of redemption requests for the first calendar quarter of 2025. On May 8, 2025, the Board of Directors approved that an amount up to $2.0 million will be made available for consideration of redemption requests for the second calendar quarter of 2025. On August 7, 2025, the Board of Directors approved that an amount up to $2.0 million will be made available for consideration of redemption requests for the third calendar quarter of 2025.

For the six months ended June 30, 2025 we repurchased 296,516 Common Shares, pursuant to its Amended SRP at a weighted average price of $13.49. For the six months ended June 30, 2024, we repurchased 304,414 Common Shares, pursuant to our Amended SRP at a weighted average price of $13.14.

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

We did not make any distributions to our stockholders during the six months ended June 30, 2025 and 2024.

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

Our calculations of FFO and MFFO are presented below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Description	2025	2024	2025	2024
Net (loss)/income	$(3,248)	$(3,044)	$11,754	$(5,549)
FFO adjustments:
Depreciation and amortization of real estate assets	4,084	3,837	8,368	7,659
Gain on sale of investment property	-	-	(18,112)	-
Income tax on sale of real estate	-	740	-	740
FFO	836	1,533	2,010	2,850
MFFO adjustments:
Other adjustments:
Mark to market adjustments(1)	323	665	653	1,389
Non-recurring loss from extinguishment/sale of debt, derivatives or securities holdings(2)	5	10	6	9
MFFO - IPA recommended format	$1,164	$2,208	$2,669	$4,248

Net (loss)/income	$(3,248)	$(3,044)	$11,754	$(5,549)
Net (loss)/income per common share, basic and diluted	$(0.17)	$(0.16)	$0.63	$(0.29)

FFO	$836	$1,533	$2,010	$2,850
FFO per common share, basic and diluted	$0.04	$0.08	$0.11	$0.15

Weighted average number of common shares outstanding, basic and diluted	18,683	19,280	18,759	19,361

1)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
2)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of June 30, 2025, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control-New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of June 30, 2025, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our Common Shares are not currently listed on a national securities exchange. The timing of a liquidity event for our stockholders will depend upon then prevailing market conditions and the Board of Directors’ assessment of our investment objectives and liquidity options for our stockholders. On August 7, 2025, the Board of Directors extended the targeted timeline for us to commence a liquidity event until June 30, 2033 based on their assessment of our investment objectives and liquidity options for our stockholders. We can provide no assurances as to the actual timing of the commencement of an actual liquidity event for our stockholders or our ultimate liquidation. Furthermore, we will seek stockholder approval prior to liquidating our entire portfolio.

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

LIGHTSTONE VALUE PLUS REIT V, INC.

Date: August 11, 2025	By:	/s/ Mitchell C. Hochberg
Mitchell C. Hochberg
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2025	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed on August 12, 2025, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed or furnished herewith
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.