Form 10-Q
period 2025-09-30
Lightstone Value Plus REIT V, Inc.
filed 2025-11-14
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐ No ☒

As of November 7, 2025, the Registrant had approximately 18.3 million shares of common stock outstanding.

LIGHTSTONE VALUE PLUS REIT V, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Investment property:
Land and improvements	$88,255	$95,445
Building and improvements	361,122	399,472
Furniture, fixtures and equipment	13,085	13,127
Gross investment property	462,462	508,044
Less accumulated depreciation	(82,200)	(77,709)
Net investment property	380,262	430,335

Cash and cash equivalents	49,938	21,406
Marketable securities, available for sale	3,907	3,827
Restricted cash	6,995	6,391
Prepaid expenses and other assets	2,717	4,063
Total Assets	$443,819	$466,022

Liabilities and Stockholders’ Equity
Notes payable, net	$299,185	$323,168
Accounts payable and accrued and other liabilities	8,451	9,200
Distribution payable	1,480	-
Total liabilities	309,116	332,368

Commitments and Contingencies

Stockholders’ Equity:

Company’s stockholders’ equity:
Preferred stock, $.0001 par value per share; 50.0 million shares authorized, none issued and outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value per share; 350.0 million shares authorized, 18.5 million and 18.9 million shares issued and outstanding, respectively	2	2
Additional paid-in-capital	149,846	155,846
Accumulated other comprehensive income/(loss)	83	(31)
Accumulated deficit	(15,228)	(22,163)
Total Stockholders’ Equity	134,703	133,654

Total Liabilities and Stockholders’ Equity	$443,819	$466,022

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollars and shares in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Rental revenues	$12,500	$12,513	$38,724	$37,422

Expenses
Property operating expenses	4,216	4,279	12,857	12,115
Real estate taxes	1,611	1,858	5,142	5,373
General and administrative	1,968	1,967	5,980	5,780
Depreciation and amortization	4,078	3,854	12,446	11,513
Total expenses	11,873	11,958	36,425	34,781

Interest expense, net	(4,348)	(3,782)	(13,059)	(11,402)
Interest income	456	703	1,078	2,221
Gain on sale of investment property	-	-	18,112	-
Mark to market adjustment on derivative financial instruments	(185)	(1,073)	(838)	(2,462)
Other income, net	111	332	823	188
Net loss/(income)	$(3,339)	$(3,265)	$8,415	$(8,814)
Weighted average shares outstanding:
Basic and diluted	18,609	19,139	18,683	19,286
Basic and diluted loss per share	$(0.18)	$(0.17)	$0.45	$(0.46)
Comprehensive (loss)/income:
Net loss/(income)	$(3,339)	$(3,265)	$8,415	$(8,814)
Other comprehensive income:
Holding gain on marketable securities, available for sale	25	94	100	98
Reclassification adjustment for (gain)/loss on sale of marketable securities included in net loss/(income)	8	(1)	14	8
Total other comprehensive income	33	93	114	106
Comprehensive (loss)/income	$(3,306)	$(3,172)	$8,529	$(8,708)

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Stockholders’ Equity

(Dollars and shares in thousands)

(unaudited)

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE, June 30, 2024	1	$-	19,250	$2	$159,846	$(94)	$(8,706)	$151,048

Net loss	-	-	-	-	-	-	(3,265)	(3,265)
Redemption and cancellation of common stock	-	-	(153)	-	(2,000)	-	-	(2,000)
Distribution declared	-	-	-	-	-	-	(8,021)	(8,021)
Other comprehensive income/(loss):
Holding gain on marketable securities, available for sale	-	-	-	-	-	94	-	94
Reclassification adjustment for gain on sale of marketable securities included in net loss	-	-	-	-	-	(1)	-	(1)

BALANCE, September 30, 2024	1	$-	19,097	$2	$157,846	$(1)	$(19,992)	$137,855

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

BALANCE, December 31, 2023	1	$-	19,554	$2	$163,846	$(107)	$(3,157)	$160,584

Net loss	-	-	-	-	-	-	(8,814)	(8,814)
Redemption and cancellation of common stock	-	-	(457)	-	(6,000)	-	-	(6,000)
Distribution declared	-	-	-	-	-	-	(8,021)	(8,021)
Other comprehensive income:
Holding gain on marketable securities, available for sale	-	-	-	-	-	98	-	98
Reclassification adjustment for loss on sale of marketable securities included in net loss	-	-	-	-	-	8	-	8

BALANCE, September 30, 2024	1	$-	19,097	$2	$157,846	$(1)	$(19,992)	$137,855

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
BALANCE, June 30, 2025	1	$-	18,645	$2	$151,846	$50	$(10,409)	$141,489

Net loss	-	-	-	-	-	-	(3,339)	(3,339)
Redemption and cancellation of common stock	-	-	(148)	-	(2,000)	-	-	(2,000)
Distributions declared	-	-	-	-	-	-	(1,480)	(1,480)
Other comprehensive loss:
Holding gain on marketable securities, available for sale	-	-	-	-	-	25	-	25
Reclassification adjustment for loss on sale of marketable securities included in net loss	-	-	-	-	-	8	-	8

BALANCE, September 30, 2025	1	$-	18,497	$2	$149,846	$83	$(15,228)	$134,703

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
BALANCE, December 31, 2024	1	$-	18,941	$2	$155,846	$(31)	$(22,163)	$133,654

Net income	-	-	-	-	-	-	8,415	8,415
Redemption and cancellation of common stock	-	-	(444)	-	(6,000)	-	-	(6,000)
Distributions declared	-	-	-	-	-	-	(1,480)	(1,480)
Other comprehensive loss:
Holding gain on marketable securities, available for sale	-	-	-	-	-	100	-	100
Reclassification adjustment for loss on sale of marketable securities included in net income	-	-	-	-	-	14	-	14

BALANCE, September 30, 2025	1	$-	18,497	$2	$149,846	$83	$(15,228)	$134,703

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$8,415	$(8,814)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	12,446	11,513
Amortization of deferred financing fees	1,006	998
Gain on sale of investment property	(18,112)	-
Mark to market adjustment on derivative financial instruments	838	2,462
Other non-cash adjustments	14	8
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(649)	(2,573)
Decrease/(increase) in accounts payable and accrued and other liabilities	(807)	1,300
Net cash provided by operating activities	3,151	4,894

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(2,670)	(3,064)
Purchases of marketable securities	(764)	(903)
Proceeds from sale of marketable securities	784	838
Proceeds from disposition of investment property	59,228	-
Proceeds from repayment of note receivable, net	-	4,898
Net cash provided by investing activities	56,578	1,769

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	69,953	210
Payments on notes payable	(92,185)	(6,284)
Payment of loan fees and expenses	(2,361)	(432)
Redemption and cancellation of common stock	(6,000)	(6,000)
Net cash used in financing activities	(30,593)	(12,506)

Change in cash, cash equivalents and restricted cash	29,136	(5,843)
Cash, cash equivalents and restricted cash, beginning of year	27,797	66,546
Cash, cash equivalents and restricted cash, end of period	$56,933	$60,703

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$12,793	$12,629
Cash paid for taxes	$111	$81
Distributions declared	$1,480	$8,021
Capital expenditures for investment property in accounts payable and accrued and other liabilities	$296	$435

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$49,938	$54,482
Restricted cash	6,995	6,221
Total cash, cash equivalents and restricted cash	$56,933	$60,703

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

Substantially all of the Company’s business is conducted through Lightstone REIT V OP LP, a limited partnership organized in Delaware (the “Operating Partnership”). As of September 30, 2025, the Company’s wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner. As of September 30, 2025, the Company’s wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

All of the Company’s current investments are located in the U.S. The Company currently intends to hold its various real properties until such time as its board of directors (the “Board of Directors”) determines that a sale or other disposition appears to be advantageous to achieve the Company’s investment objectives or until it appears that the objectives will not be met. The Company currently has one operating segment. As of September 30, 2025, the Company wholly owned and consolidated eight multifamily residential properties containing an aggregate of 2,480 apartment units.

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

Organization

In connection with the Company’s initial capitalization, the Company issued 22,500 shares of its common stock (“Common Shares”) and 1,000 shares of its convertible stock to the Company’s former advisor on January 19, 2007. The 1,000 shares of convertible stock (“Convertible Shares”) were transferred to an affiliate of Lightstone on February 10, 2017 and remain outstanding. As of September 30, 2025, the Company had 18.5 million Common Shares outstanding.

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

The Company’s income tax expense and benefits are included in other income/(expense), net, on its consolidated statements of operations. During the three and nine months ended September 30, 2025, the Company recorded income tax expense of $0.3 million and of $0.4 million, respectively. During the three and nine months ended September 30, 2024, the Company recorded an income tax benefit of $0.1 million and income tax expense of $0.7 million, respectively.

As of September 30, 2025 and December 31, 2024, the Company had no material uncertain income tax positions.

Concentration of Credit Risk

As of September 30, 2025 and December 31, 2024, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

New Accounting Pronouncements

In December 2023, the  Financial Accounting Standards Board issued an accounting standards update, Income Taxes - Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The Company adopted this standard effective January 1, 2025, noting that it has not had a material impact on its consolidated financial statements.

The Company has reviewed and determined that other recently issued accounting pronouncements either will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

3.	Real Estate Properties

The following table presents certain information about the Company’s wholly owned and consolidated multifamily real estate properties as of September 30, 2025:

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

In connection with the sale of the Autumn Breeze Apartments, the Company funded $31.0 million into an escrow account with a qualified intermediary in order to facilitate potential like-kind exchange transactions in accordance with Section 1031 of the Internal Revenue Code, as amended. These funds, which were initially classified in restricted cash on the consolidated balance sheet, were subsequently released to the Company during the second and third quarters of 2025.

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

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

4.	Marketable Securities, Derivative Financial Instruments and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale marketable securities as of the dates indicated:

	As of September 30, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate and Government Bonds	$3,824	$124	$(41)	$3,907

	As of December 31, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate and Government Bonds	$3,858	$53	$(84)	$3,827

As of September 30, 2025, the Company has not recognized an allowance for expected credit losses related to available-for-sale debt securities as the Company has not identified any unrealized losses for these investments attributable to credit factors. The Company’s unrealized loss on investments in debt securities was primarily caused by changes in market interest rates. The Company does not currently intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis.

The following table summarizes the estimated fair value of the Company’s investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of September 30, 2025
Due in 1 year	$592
Due in 1 year through 5 years	3,096
Due in 5 years through 10 years	219
Due after 10 years	-
Total	$3,907

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

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

As of September 30, 2025, the Company had one interest rate cap contract which was entered into at a cost of $0.5 million on October 10, 2024 with an effective date of October 11, 2024, has a notional amount of $44.0 million, matured on October 11, 2025 and effectively capped SOFR at 3.00% during its term. On October 9, 2025, the Company extended the maturity date of this interest rate cap contract through October 11, 2026, at a cost of $0.3 million.

The fair value of the Company’s interest rate cap contracts was $43 and $0.9 million as of September 30, 2025 and December 31, 2024, respectively, and is included in prepaid expenses and other assets on the consolidated balance sheets.

During the three and nine months ended September 30, 2025, the Company earned $0.2 million and $0.9 million, respectively, and during the three and nine months ended September 30, 2024, the Company earned $0.7 million and $2.3 million, respectively, from its interest rate cap contracts. Earnings from interest rate cap contracts are recorded in interest expense, net on the Company’s consolidated statements of operations.

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

The fair value of the Company’s investments in debt securities are measured using quoted prices for these investments; however, the markets for these assets are not active. The fair values of the Company’s interest rate cap contracts are measured using other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of September 30, 2025 and December 31, 2024, all of the Company’s debt securities and interest rate cap contracts were classified as Level 2 assets and there were no transfers between the level classifications during the nine months ended September 30, 2025 and 2024.

As of September 30, 2025 and December 31, 2024, management estimated that the carrying value of the Company’s cash and cash equivalents, restricted cash, prepaid expenses and other assets (exclusive of interest rate cap contracts) and accounts payable and accrued and other liabilities were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.

The fair values of the Company’s notes payable are categorized as a Level 2 in the fair value hierarchy. The fair values were estimated using a discounted cash flow analysis valuation on the estimated borrowing rates available for loans with similar terms and maturities. The fair values of the notes payable were determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair values of financial instruments is based on pertinent information available to management as of September 30, 2025 and December 31, 2024.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

Carrying amounts of the Company’s notes payable and the related estimated fair value are as follows:

	As of September 30, 2025		As of December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable, net	$299,185	$298,676	$323,168	$316,088

5.	Notes Payable

Notes payable consists of the following:

Property	Interest Rate	Weighted Average Interest Rate for the Nine Months Ended September 30, 2025	Maturity Date	Amount Due at Maturity	As of September 30, 2025	As of December 31, 2024

Arbors Harbor Town	4.53%	4.53%	January 1, 2026	$29,000	$29,000	$29,000
Arbors Harbor Town Supplemental	3.52%	3.52%	January 1, 2026	5,379	5,410	5,502
The Aster Apartments (Repaid in full)				—	—	15,940
The Aster Apartments	5.20%	5.20%	June 1, 2030	21,765	21,765	—
Axis at Westmont	4.39%	4.39%	February 1, 2026	34,343	34,640	35,165
Valley Ranch Apartments	4.16%	4.16%	March 1, 2026	43,414	43,414	43,414
Autumn Breeze Apartments (Repaid in full)				—	—	28,962
BayVue Apartments (Repaid in full)				—	—	47,382
BayVue Apartments	4.98%	4.98%	July 1, 2030	48,188	48,188	—
Citadel Apartments Senior	SOFR + 1.61% (floor 1.71%)	5.93%	October 11, 2026	35,200	35,200	35,200
Citadel Apartments Junior	SOFR + 8.86% (floor 8.96%)	13.18%	October 11, 2026	8,800	8,800	8,800
Camellia Apartments	6.05%	6.05%	January 1, 2030	33,911	33,911	33,911
Discovery at Space Coast Apartments	5.60%	5.60%	January 1, 2030	42,668	43,735	43,735

Total notes payable		5.30%		$302,668	304,063	327,011

Less: Deferred financing costs					(4,878)	(3,843)

Total notes payable, net					$299,185	$323,168

SOFR as of September 30, 2025 and December 31, 2024 was 4.31% and 4.53%, respectively. The Company’s loans are secured by the indicated real estate and are non-recourse to the Company, unless otherwise indicated.

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

The Company has maintained interest rate cap contracts pursuant to the requisite terms since the origination of the Citadel Apartments Mortgages. On October 10, 2024, the Company entered into a one-year term interest rate cap contract with an effective date of October 11, 2024, with an unrelated financial institution at a cost of $0.5 million. This interest rate cap contract replaced an interest rate cap contract that expired on October 11, 2024 but had a reduced notional amount of $44.0 million and effectively caps SOFR at 3.00% during its term. On October 9, 2025, the Company extended the maturity date of this interest rate cap contract through October 11, 2026, at a cost of $0.3 million.

Aster Apartments Mortgage

On May 30, 2025, the Company entered into a five-year $21.8 million non-recourse mortgage loan (the “Aster Apartments Mortgage”) scheduled to mature on June 1, 2030. The Aster Apartments Mortgage bears interest at 5.20% and requires monthly interest-only payments through its stated maturity date with the unpaid principal balance due upon maturity. The Aster Apartments Mortgage is collateralized by a 240-unit multifamily residential property located in Sugar Land, Texas (the “The Aster Apartments”). The majority of the proceeds from the Aster Apartments Mortgage were used to repay in full existing mortgages indebtedness of $15.9 million, which was also collateralized by The Aster Apartments. In connection with the Aster Apartments Mortgage, the Company paid the Advisor $0.2 million in debt financing fees.

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

The following table provides information with respect to the contractual maturities and scheduled principal repayments of the Company’s indebtedness as of September 30, 2025.

	2025	2026	2027	2028	2029	Thereafter	Total
Principal maturities	$211	$156,252	$-	$689	$1,072	$145,839	$304,063

Less: deferred financing costs							(4,878)

Total notes payable, net							$299,185

As of September 30, 2025, the Company was in compliance with all of its financial debt covenants.

Mortgage Debt Maturities

The following discussion relates to the Company’s current intentions with respect to its mortgage debt maturing over the next 12 months.

The Company’s non-recourse mortgage loans (the “Arbors Harbor Town Mortgage” and the “Arbors Harbor Town Supplemental Mortgage” and collectively the “Arbors Harbor Town Mortgages”) (aggregate outstanding principal balances of $34.4 million as of September 30, 2025) collateralized by a 345-unit multifamily residential property located in Memphis, Tennessee (the Arbors Harbor Town”) are scheduled to mature on January 1, 2026. The Company currently intends to refinance the Arbors Harbor Town Mortgages on or before their scheduled maturity date.

The Company’s non-recourse mortgage loan (the “Axis at Westmont Mortgage”) (outstanding principal balance of $34.6 million as of September 30, 2025) collateralized by a 400-unit multifamily residential property located in Westmont, Illinois (the “Axis at Westmont”) is scheduled to mature on February 1, 2026. The Company currently intends to refinance the Axis at Westmont Mortgage on or before its scheduled maturity date.

The Company’s non-recourse mortgage loan (the “Valley Ranch Apartments Mortgage”) (outstanding principal balance of $43.4 million as of September 30, 2025) collateralized by a 384-unit multifamily residential property located in Ann Arbor, Michigan (the “Valley Ranch Apartments”) is scheduled to mature on March 1, 2026. The Company currently intends to refinance the Valley Ranch Apartments Mortgage on or before its scheduled maturity date.

The Citadel Apartments Mortgages (aggregate outstanding principal balance of $44.0 million as of September 30, 2025) are scheduled to mature on  October 11, 2026. The Company currently intends to refinance the Citadel Apartments Mortgages on or before their scheduled maturity date.

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

Amended SRP

On November 10, 2022, the Board of Directors adopted a Seventh Amended and Restated Share Redemption Program (the “Amended SRP”), which became effective on January 1, 2023. Under the terms of the Amended SRP, any stockholder may request redemption of their Common Shares, subject to the significant conditions and limitations of the program. Additionally, under the terms of the Amended SRP, the Company will redeem Common Shares at 85% of its most recently published net asset value per Common Share (subject to adjustment for any distributions designated as “special distributions” by the Board of Directors), in effect as of the date the request for redemption is approved.

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

On March 20, 2025, the Board of Directors determined it would consider the amount of cash available for redemption of Common Shares on a calendar quarterly basis throughout 2025. On the same date, the Board of Directors approved that an amount up to $2.0 million would be made available for consideration of redemption requests for the first calendar quarter of 2025. Subsequently, on May 8, 2025 and August 7, 2025, the Board of Directors approved that an amount up to $2.0 million will be made available for consideration of redemption requests for the second and third calendar quarters of 2025, respectively.

For the nine months ended September 30, 2025, the Company repurchased 444,774 Common Shares, pursuant to its Amended SRP at a weighted average price of $13.49. For the nine months ended September 30, 2024, the Company repurchased 456,621 Common Shares, pursuant to its Amended SRP at a weighted average price of $13.14.

Distributions

The Company did not make any distributions to its stockholders during the nine months ended September 30, 2025 and 2024.

2025 Special Distribution

On September 29, 2025, the Company’s Board of Directors declared a special cash distribution of $0.08 per Common Share payable to stockholders of record as of September 26, 2025 (the “2025 Special Distribution”). The 2025 Special Distribution totaled $1.5 million, which represented a portion of the net proceeds generated from asset sales, and was paid on or about October 16, 2025.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data and where indicated in millions)

2024 Special Distribution

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

The advisory agreement has a one-year term and is renewable annually upon the mutual consent of the Advisor and the Company’s independent directors.

The following table represents the fees incurred associated with the payments to the Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Property management oversight fees (property operating expenses)	$133	$134	$404	$401
Debt financing fees(1)	-	-	700	-
Administrative services reimbursement (general and administrative costs)	414	404	1,223	1,187
Asset management fees (general and administrative costs)	931	897	2,861	2,695

Total	$1,478	$1,435	$5,188	$4,283

(1)	Capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan.

8.	Commitments and Contingencies

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

All of our current investments are located in the U.S. We currently intend to hold our various real estate properties until such time as our board of directors (the “Board of Directors”) determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.  We currently have one operating segment. As of September 30, 2025, we wholly owned and consolidated eight multifamily residential properties containing an aggregate 2,480 apartment units

Current Environment

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

Liquidity and Capital Resources

As of September 30, 2025, we had cash and cash equivalents of $49.9 million, marketable securities, available for sale of $3.9 million and restricted cash of $7.0 million.

Our principal demands for funds going forward are expected to be for the payment of (a) our anticipated operating expenses, including capital expenditures, and (b) scheduled debt service (excluding balloon payments due at maturity) on our outstanding indebtedness, including any required replacement interest rate cap contracts. We also may, at our discretion, use funds for (a) tender offers and/or redemptions of our Common Shares, (b) distributions, if any, to our shareholders, and (c) selective acquisitions and/or real estate-related investments. Generally, we expect to meet our cash needs with our cash and cash equivalents and marketable securities on hand along with our cash flow from operations and the release of certain funds held in restricted cash.

However, to the extent that these sources are not sufficient to cover our cash needs, we may use proceeds from additional borrowings and/or selective asset sales to fund such needs.

Recent Financing activities

Autumn Breeze Apartments Mortgage

On March 31, 2020, we entered into the Autumn Breeze Apartments Mortgage, a 10-year $29.9 million non-recourse mortgage loan which was scheduled to mature on April 1, 2030. The Autumn Breeze Apartments Mortgage bore interest at 3.39% and required monthly interest-only payments through September 30, 2023 and monthly principal and interest payments of approximately $0.1 million thereafter through its stated maturity date with the unpaid principal balance due upon maturity. The Autumn Breeze Apartments Mortgage was collateralized by a 280-unit multifamily residential property located in Noblesville, Indiana (the “Autumn Breeze Apartments”).

In connection with the disposition of the Autumn Breeze Apartments on February 27, 2025, the Autumn Breeze Apartments Mortgage of $28.8 million was fully defeased at a total cost of $28.1 million. See Note 3 of the Notes to Consolidated Financial Statements.

Aster Apartments Mortgage

On May 30, 2025, we entered into a five-year $21.8 million non-recourse mortgage loan (the “Aster Apartments Mortgage”) scheduled to mature on June 1, 2030. The Aster Apartments Mortgage bears interest at 5.20% and requires monthly interest-only payments through its stated maturity date with the unpaid principal balance due upon maturity. The Aster Apartments Mortgage is collateralized by a 240-unit multifamily residential property located in Sugar Land, Texas ( “The Aster Apartments”). The majority of the proceeds from the Aster Apartments Mortgage were used to repay in full existing mortgages indebtedness of $15.9 million, which was also collateralized by The Aster Apartments. In connection with the Aster Apartments Mortgage, we paid the Advisor $0.2 million in debt financing fees.

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

Our non-recourse mortgage loans (the “Arbors Harbor Town Mortgage” and the “Arbors Harbor Town Supplemental Mortgage” and collectively the “Arbors Harbor Town Mortgages”) (aggregate outstanding principal balances of $34.4 million as of September 30, 2025) collateralized by a 345-unit multifamily residential property located in Memphis, Tennessee (the “Arbors Harbor Town”) are scheduled to mature on January 1, 2026. We currently intend to refinance the Arbors Harbor Town Mortgages on or before their scheduled maturity dates.

Our non-recourse mortgage loan (the “Axis at Westmont Mortgage”) (outstanding principal balance of $34.6 million as of September 30, 2025) collateralized by a 345-unit multifamily residential property located in Westmont, Illinois (the “Axis at Westmont”) is scheduled to mature on February 1, 2026. We currently intend to refinance the Axis at Westmont Mortgage on or before its scheduled maturity date.

Our non-recourse mortgage loan (the “Valley Ranch Apartments Mortgage”) (outstanding principal balance of $43.4 million as of September 30, 2025) collateralized by a 384-unit multifamily residential property located in Ann Arbor, Michigan (the “Valley Ranch Apartments”) is scheduled to mature on March 1, 2026. We currently intend to refinance the Valley Ranch Apartments Mortgage on or before its scheduled maturity date.

Our non-recourse mortgage loans (the “Citadel Apartments Senior Mortgage” and the “Citadel Apartments Junior Mortgage” and collectively the “Citadel Apartments Mortgages”) (aggregate outstanding principal balance of $44.0 million as of September 30, 2025) collateralized by a 293-unit multifamily residential property located in Houston, Texas (the “Citadel Apartments”) are scheduled to mature on October 11, 2026. We currently intend to refinance the Citadel Apartments Mortgages on or before their scheduled maturity date.

We do not currently expect any issues in extending or refinancing our maturing mortgage indebtedness at favorable terms although there can be no assurances that we will be able to do so. If we are unable to successfully extend or refinance our maturing mortgage indebtedness, we may also consider repaying the then outstanding principal balances due at their respective maturity dates with available cash on hand and/or proceeds from selective asset sales even though such mortgage indebtedness in not recourse to us. We have no additional maturities of mortgage debt over the next 12 months.

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

Concentration of Credit Risk

As of September 30, 2025 and December 31, 2024, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

In connection with the sale of the Autumn Breeze Apartments, we funded $31.0 million into an escrow account with a qualified intermediary in order to facilitate potential like-kind exchange transactions in accordance with Section 1031 of the Internal Revenue Code, as amended. These funds, which were initially classified in restricted cash on our consolidated balance sheet, were subsequently released to us during the second and third quarters of 2025.

The disposition of the Autumn Breeze Apartments did not qualify to be reported as discontinued operations since it did not represent a strategic shift that had a major effect on our operations and financial results. Accordingly, the operating results of the Autumn Breeze Apartments are reflected in our results from continuing operations for all periods presented through its date of disposition.

Results of Operations

Three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

Our results of operations for the three months ended September 30, 2025 compared to the same period in 2024 reflect our acquisition and disposition activities during such periods. Properties which were owned by us during the entire periods presented are referred to as our “Same Store” properties.

The following table provides summary information about our results of operations:

	Three Months Ended				Change	Change	Change
	September 30,		Increase/	Percentage	due to	due to	due to
	2025	2024	(Decrease)	Change	Acquisitions(1)	Dispositions(2)	Same Store(3)

Rental revenues	$12,500	$12,513	$(13)	0.0%	$1,176	$(1,300)	$111
Property operating expenses	4,216	4,279	(63)	(1.0%)	408	(522)	51
Real estate taxes	1,611	1,858	(247)	(13.0%)	201	(181)	(267)
General and administrative	1,968	1,967	1	0.0%	28	(3)	(24)
Depreciation and amortization	4,078	3,854	224	6.0%	844	(383)	(237)
Interest expense, net	4,348	3,782	566	15.0%	720	(268)	114

(1)	Represents the effect on our operating results for the periods indicated resulting from our acquisition of the Discovery at Space Coast Apartments on December 19, 2024.

(2)	Represents the effect on our results for the periods indicated resulting from our disposition of the Autumn Breeze Apartments on February 27, 2025.

(3)	Represents the change for three months ended September 30, 2025 compared to the same period in 2024 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Our Same Store properties for the periods ended September 30, 2025 and 2024 include Arbors Harbor Town, The Aster Apartments, Axis at Westmont, Valley Ranch Apartments, Camellia Apartments, Citadel Apartments and BayVue Apartments.

The following table reflects total rental revenues and total property operating expenses for the three months ended September 30, 2025 and 2024 for our Same Store properties, acquisition (Discovery at Space Coast Apartments) and disposition (Autumn Breeze Apartments):

	Three Months Ended September 30,
Description	2025	2024	Change

Rental revenues:
Same Store	$11,324	$11,213	$111
Acquisition	1,176	-	1,176
Disposition	-	1,300	(1,300)
Total rental revenues	$12,500	$12,513	$(13)

Property operating expenses:
Same Store	$3,818	$3,767	$51
Acquisition	408	-	408
Disposition	(10)	512	(522)
Total property operating expenses	$4,216	$4,279	$(63)

The tables below reflect occupancy and effective monthly rental rates for our eight multifamily residential properties as of the dates indicated:

	Occupancy		Effective Monthly Rent per Unit(1)
	As of September 30,		As of September 30,
Property	2025	2024	2025	2024
Arbors Harbor Town	95%	91%	$1,684	$1,729
Aster Apartments	95%	91%	$1,417	$1,414
Axis at Westmont	96%	95%	$1,705	$1,620
Valley Ranch Apartments	95%	95%	$1,791	$1,888
BayVue Apartments	92%	90%	$1,550	$1,598
Citadel Apartments	97%	96%	$1,714	$1,719
Camellia World Apartments	93%	94%	$1,551	$1,507
Discovery at Space Coast Apartments	92%	(2)	$1,663	(2)

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.
(2)	Discovery at Space Coast Apartments were acquired on December 19, 2024.

Revenues Rental revenues were $12.5 million for both the three months ended September 30, 2025 and 2024. Excluding the effect of our acquisition and disposition activities discussed above, our rental revenues increased slightly by $0.1 million for our Same Store properties during the 2025 period.

Property Operating Expenses Property operating expenses for the three months ended September 30, 2025 were $4.2 million, a decrease of $0.1 million, compared to $4.3 million for the same period in 2024. Excluding the effect of our acquisition and disposition activities discussed above, our property operating expenses increased slightly by $0.1 million for our Same Store properties during the 2025 period.

Real Estate Taxes Real estate taxes for the three months ended September 30, 2025 were $1.6 million, a decrease of $0.3 million, compared to $1.9 million for the same period in 2024. Excluding the effect of our acquisition and disposition activities discussed above, our real estate taxes decreased by $0.3 million for our Same Store properties during the 2025 period. This decrease was primarily due to lower real estate taxes for the Citadel Apartments during the 2025 period.

General and Administrative Expenses General and administrative expenses were relatively unchanged at $2.0 million for both the three months ended September 30, 2025 and 2024.

Depreciation and Amortization Depreciation and amortization expense for the three months ended September 30, 2025 was $4.1 million, an increase of $0.2 million, compared to $3.9 million for the same period in 2024. Excluding the effect of our acquisition and disposition activities discussed above, our depreciation and amortization expenses decreased by $0.2 million for our Same Store properties during the 2025 period. This decrease was primarily due to lower amortization expense attributable to in-place lease intangibles during the 2025 period as a result of certain of them becoming fully amortized during 2024.

Interest Expense, Net Interest expense, net for the three months ended September 30, 2025 was $4.3 million, an increase of $0.5 million, compared to $3.8 million for the same period in 2024. Interest expense is primarily attributable to mortgage financings associated with our multifamily residential properties and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods. Excluding the effect of our acquisition and disposition activities discussed above, interest expense, net increased slightly by $0.1 million for our Same Store properties during the 2025 period. Additionally, during the three months ended September 30, 2025 and 2024, we earned $0.2 million and $0.7 million, respectively, from our interest rate cap contracts which is recorded in interest expense, net.

Nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Our results of operations for the nine months ended September 30, 2025 compared to the same period in 2024 reflect our acquisition and disposition activities during such periods. Properties which were owned by us during the entire periods presented are referred to as our “Same Store” properties.

The following table provides summary information about our results of operations:

	Nine Months Ended September 30,		Increase/	Percentage	Change due to	Change due to	Change due to
	2025	2024	(Decrease)	Change	Acquisitions(1)	Dispositions(2)	Same Store(3)

Rental revenues	$38,724	$37,422	$1,302	3.0%	$3,766	$(2,998)	$534
Property operating expenses	12,857	12,115	742	6.0%	1,226	(876)	392
Real estate taxes	5,142	5,373	(231)	(4.0%)	602	(432)	(401)
General and administrative	5,980	5,780	200	3.0%	137	(15)	78
Depreciation and amortization	12,446	11,513	933	8.0%	2,529	(879)	(717)
Interest expense, net	13,059	11,402	1,657	15.0%	2,138	(632)	151

(1)	Represents the effect on our operating results for the periods indicated resulting from our acquisition of the Discovery at Space Coast Apartments on December 19, 2024.
(2)	Represents the effect on our results for the periods indicated resulting from our disposition of the Autumn Breeze Apartments on February 27, 2025.
(3)	Represents the change for nine months ended September 30, 2025 compared to the same period in 2024 for real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store properties for the periods ended September 30, 2025 and 2024 include Arbors Harbor Town, The Aster Apartments, Axis at Westmont, Valley Ranch Apartments, Camellia Apartments, Citadel Apartments and BayVue Apartments.

The following table reflects total rental revenues and total property operating expenses for the nine months ended September 30, 2025 and 2024 for our Same Store properties, acquisition (Discovery at Space Coast Apartments) and disposition (Autumn Breeze Apartments):

	Nine Months Ended September 30,
Description	2025	2024	Change

Rental revenues:
Same Store	$34,065	$33,531	$534
Acquisition	3,766	-	3,766
Disposition	893	3,891	(2,998)
Total rental revenues	$38,724	$37,422	$1,302

Property operating expenses:
Same Store	$11,192	$10,800	$392
Acquisition	1,226	-	1,226
Disposition	439	1,315	(876)
Total property operating expenses	$12,857	$12,115	$742

Revenues Rental revenues for the nine months ended September 30, 2025 were $38.7 million, an increase of $1.3 million, compared to $37.4 million for the same period in 2024. Excluding the effect of our acquisition and disposition activities discussed above, our rental revenues increased by $0.5 million for our Same Store properties during the 2025 period. This increase was primarily as a result of higher monthly rent per unit for Axis at Westmont during the 2025 period.

Property Operating Expenses Property operating expenses for the nine months ended September 30, 2025 were $12.9 million, an increase of $0.8 million, compared to $12.1 million for the same period in 2024. Excluding the effect of our acquisition and disposition activities discussed above, our property operating expenses increased by $0.4 million for our Same Store properties during the 2025 period primarily as a result of increased professional fees.

Real Estate Taxes Real estate taxes for the nine months ended September 30, 2025 were $5.1 million, a decrease of $0.3 million, compared to $5.4 million for the same period in 2024. Excluding the effect of our acquisition and disposition activities discussed above, our real estate taxes decreased by $0.4 million for our Same Store properties during the 2025 period. This decrease was primarily as a result of lower real estate taxes for the Citadel Apartments during the 2025 period.

General and Administrative Expenses General and administrative expenses were $6.0 million, an increase of $0.2 million, compared to $5.8 million for the same period in 2024.

Depreciation and Amortization  Depreciation and amortization expense for the nine months ended September 30, 2025 was $12.4 million, an increase of $0.9 million, compared to $11.5 million for the same period in 2024. Excluding the effect of our acquisition and disposition activities discussed above, our depreciation and amortization expenses decreased by $0.7 million for our Same Store properties during the 2025 period. This decrease was primarily due to lower amortization expense attributable to in-place lease intangibles during the 2025 period as a result of certain of them becoming fully amortized during 2024.

Interest Expense, Net Interest expense, net for the nine months ended September 30, 2025 was $13.1 million, an increase of $1.7 million, compared to $11.4 million for the same period in 2024. Interest expense is primarily attributable to financings associated with our multifamily real estate properties and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during each of the periods. Excluding the effect of our acquisition and disposition activities discussed above, interest expense, net increased by $0.2 million compared to the 2024 period. Additionally, during the nine months ended September 30, 2025 and 2024, we earned $0.9 million and $2.3 million, respectively, from our interest rate cap contracts which is recorded in interest expense, net.

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

The advisory agreement has a one-year term and is renewable annually upon the mutual consent of our Advisor and our independent directors.

The following table represents the fees incurred associated with the payments to our Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Property management oversight fees (property operating expenses)	$133	$134	$404	$401
Debt financing fees(1)	-	-	700	-
Administrative services reimbursement (general and administrative costs)	414	404	1,223	1,187
Asset management fees (general and administrative costs)	931	897	2,861	2,695
Total	$1,478	$1,435	$5,188	$4,283

(1)	Capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan.

Summary of Cash Flows

Operating activities

The net cash provided by operating activities of $3.2 million for the nine months ended September 30, 2025 consisted of our net income of $8.4 million adjusted to add back depreciation and amortization of $12.4 million, the negative mark to market adjustments on derivative financial instruments of $0.8 million and amortization of deferred financing costs of $1.0 million less the gain on the sale of investment property (Autumn Breeze Apartments) of $18.1 million and the net negative change in operating assets and liabilities of $1.5 million.

Investing activities

The net cash provided by investing activities of $56.6 million for the nine months ended September 30, 2025 consisted of our proceeds from the sale of investment property (Autumn Breeze Apartments) of $59.2 million less our capital expenditures of $2.7 million.

Financing activities

The net cash used in financing activities of $30.6 million for the nine months ended September 30, 2025 consisted primarily of the following:

●	principal payments on notes payable of $92.2 million;
●	proceeds from notes payable of $70.0 million;
●	payment of loan fees and expenses of $2.4 million; and
●	redemptions and cancellation of common stock of $6.0 million.

Debt Financings

From time to time, we have obtained mortgage, bridge, or mezzanine loans for acquisitions and investments, as well as property development, redevelopment and renovations. In the future, we may obtain new financings for such activities or to refinance our existing real estate assets, depending on multiple factors.

Our notes payable balance was $299.2 million, net of deferred financing fees of $4.9 million, and had a weighted average interest rate of 5.30% as of September 30, 2025. Our notes payable balance was $323.2 million, net of deferred financing fees of $3.8 million, and had a weighted average interest rate of 4.98% as of December 31, 2024.

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

In addition to our interest rate cap contract which expired on July 15, 2025 (see “BayVue Apartments Mortgage”), as of September 30, 2025, we also had another interest rate cap contract which was entered into at a cost of $0.5 million in October 2024 with an effective date of October 11, 2024 and notional amount of $44.0 million, matured on October 11, 2025 and effectively capped SOFR at 3.00% during its term. On October 9, 2025, we extended the maturity date of this interest rate cap contract through October 11, 2026, at a cost of $0.3 million.

Contractual Obligations

One of our principal short-term and long-term liquidity requirements includes the refinancing or repayment of our maturing mortgage debt. The following table provides information with respect to the contractual maturities and scheduled debt service payments of our mortgage indebtedness as of September 30, 2025:

Contractual Obligations	2025	2026	2027	2028	2029	Thereafter	Total
Principal Maturities	$211	$156,252	$-	$689	$1,072	$145,839	$304,063
Interest Payments(1)	4,058	12,010	8,144	8,151	8,248	2,056	42,667
Total Contractual Obligations	$4,269	$168,262	$8,144	$8,840	$9,320	$147,895	$346,730

(1)	These amounts represent future interest payments related to notes payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month SOFR rate. For purposes of calculating future interest amounts on variable interest rate debt, the one-month SOFR rate as of September 30, 2025 was used.

As of September 30, 2025, we were in compliance with all of our financial debt covenants.

Amended SRP

On November 10, 2022, the Board of Directors adopted a Seventh Amended and Restated Share Redemption Program (the “Amended SRP”), which became effective on January 1, 2023. Under the terms of the Amended SRP, any stockholder may request redemption of their Common Shares, subject to the significant conditions and limitations of the program. Additionally, under the terms of the Amended SRP, we will redeem Common Shares at 85% of our most recently published NAV per Share (subject to adjustment for any distributions designated as “special distributions” by the Board of Directors), in effect as of the date the request for redemption is approved.

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

On March 20, 2025, the Board of Directors determined it would consider the amount of cash available for redemption of Common Shares on a calendar quarterly basis throughout 2025. On the same date, the Board of Directors approved that an amount up to $2.0 million would be made available for consideration of redemption requests for the first calendar quarter of 2025. Subsequently, on May 8, 2025 and August 7, 2025, the Board of Directors approved that an amount up to $2.0 million will be made available for consideration of redemption requests for the second and third calendar quarters of 2025, respectively.

For the nine months ended September 30, 2025 we repurchased 444,774 Common Shares, pursuant to its Amended SRP at a weighted average price of $13.49. For the nine months ended September 30, 2024, we repurchased 456,621 Common Shares, pursuant to our Amended SRP at a weighted average price of $13.14.

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

We did not make any distributions to our stockholders during the nine months ended September 30, 2025 and 2024.

2025 Special Distribution

On September 29, 2025, our Board of Directors declared a special cash distribution of $0.08 per Common Share payable to stockholders of record as of September 26, 2025 (the “2025 Special Distribution”). The 2025 Special Distribution totaled $1.5 million, which represented a portion of the net proceeds generated from asset sales, and was paid on or about October 16, 2025.

2024 Special Distribution

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

Our calculations of FFO and MFFO are presented below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Description	2025	2024	2025	2024
Net (loss)/income	$(3,339)	$(3,265)	$8,415	$(8,814)
FFO adjustments:
Depreciation and amortization of real estate assets	4,078	3,854	12,446	11,513
Gain on sale of investment property	-	-	(18,112)	-
Income tax on sale of real estate	489	(65)	489	675
FFO	1,228	524	3,238	3,374
MFFO adjustments:
Other adjustments:
Mark to market adjustments(1)	185	1,073	838	2,462
Non-recurring loss from extinguishment/sale of debt, derivatives or securities holdings(2)	8	(1)	14	8
MFFO - IPA recommended format	$1,421	$1,596	$4,090	$5,844

Net (loss)/income	$(3,339)	$(3,265)	$8,415	$(8,814)
Net (loss)/income per common share, basic and diluted	$(0.18)	$(0.17)	$0.45	$(0.46)

FFO	$1,228	$524	$3,238	$3,374
FFO per common share, basic and diluted	$0.07	$0.03	$0.17	$0.18

Weighted average number of common shares outstanding, basic and diluted	18,609	19,139	18,683	19,280

1)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
2)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of September 30, 2025, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control-New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of September 30, 2025, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

LIGHTSTONE VALUE PLUS REIT V, INC.

Date: November 14, 2025	By:	/s/ Mitchell C. Hochberg
Mitchell C. Hochberg
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed on November 14, 2025, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed or furnished herewith
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.