Form 10-K
period 2025-12-31
Lightstone Value Plus REIT V, Inc.
filed 2026-03-26
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2025

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

There is no established market for the Registrant’s shares of common stock (“Common Shares”). The Registrant has adopted a Policy for Estimation of Common Stock Value (the “Estimated Valuation Policy”) pursuant to which it has estimated the net asset value per share (“NAV”) per Common Share (“NAV per Share”). As of September 30, 2025, the estimated NAV per Share was $16.56. For a full description of the methodologies used to estimate the Registrant’s NAV per Share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Market Information”. There were 18.6 million Common Shares outstanding as of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter. As of March 16, 2026, the registrant had 16.1 million Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE VALUE PLUS REIT V, INC.

i

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K (the “Annual Report”) constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include discussion and analysis of the financial condition of Lightstone Value Plus REIT V, Inc. and our subsidiaries (which may be referred to herein as “Lightstone REIT V”, the “Company,” “we,” “us” or “our”). Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These forward-looking statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on them. Although we believe the expectations reflected in any forward-looking statements contained in this Annual Report are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results of operations may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

●	market and economic challenges experienced by the United States (“U.S.”) and global economies or real estate industry as a whole and the local economic conditions in the markets in which our investments are located. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; such as the intensely competitive market environment in the real estate industry, inflation, the impact of tariffs and global trade disruptions, recessionary pressure, supply chain disruptions, wars and acts of war, geopolitical tensions, political upheaval or uncertainty, the potential for violence, civil unrest, criminal activity or terrorism at our real estate properties, the availability and cost of comprehensive insurance coverage, the effects of climate change, environmental liabilities; natural or other disasters, security breaches that could compromise our information technology or infrastructure, cybercrime, and uncertainties regarding outbreaks of contagious diseases leading to pandemics, epidemics or public health crises and the associated governmental restrictions that could impact our results of operations and financial condition;

●	the availability of cash to fund our operations; including our future property operating expenses, general and administrative costs, regularly scheduled debt service, upcoming principal maturities and capital expenditures for our real estate properties;

●	the availability of cash to fund any redemptions of our shares of common stock (“Common Shares”);

●	the risks associated with the determination of our net asset value (“NAV”) per Common Share (“NAV per Share”);

●	the availability of cash flow from our operating activities to fund any distributions required to maintain our status as a real estate investment trust (“REIT”);

●	conflicts of interest arising out of our relationships with our external advisor and its affiliates;

●	our ability to retain our executive officers and other key individuals who provide advisory and property management services to us;

ii

●	our level of debt and the terms and limitations imposed on us by our debt agreements;

●	any disruptions in the financial markets that may adversely the availability of credit generally, and any failure by us to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

●	our ability to make accretive investments;

●	risks associated with our acquisition or origination of real estate investments, including the ability to diversify our portfolio of assets;

●	risks related to any joint venture investments;

●	changes in market factors that could impact the rental rates and operating costs associated with our real estate investments;

●	our ability to secure leases at favorable rental rates for our real estate investments;

●	risks associated with the management of our assets;

●	general risks related to real estate investments, including their illiquidity;

●	our ability to sell our assets at a price and on a timeline consistent with our investment objectives;

●	the risk of impairment charges on our assets;

●	the risks associated with technological advances and challenges, such as the use and impact of artificial intelligence and machine learning;

●	unfavorable changes in laws, ordinances or regulations impacting our business, our assets or our key relationships;

●	changes in tax laws or regulations that result in adverse tax consequences; and

●	our continued ability to maintain our status as a REIT.

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

iii

PART I

ITEM 1.   BUSINESS.

Dollar amounts in this Annual Report on Form 10-K (the “Annual Report”) are presented in thousands, except per share data and where indicated in millions. References to quarters in this Annual Report are based on calendar quarters.

General Description of Business and Structure

Lightstone Value Plus REIT V, Inc. (“Lightstone REIT V”), (which may be referred to as the “Company,” “we,” “us,” or “our”) was organized as a Maryland corporation on January 9, 2007 and has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes.

We were formed primarily to acquire and operate commercial real estate and real estate-related assets on an opportunistic and value-add basis. In particular, we have focused generally on acquiring commercial properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with high growth potential, and those available from sellers who were distressed or faced time-sensitive deadlines. In addition, our opportunistic and value-add investment strategy has included investments in real estate-related assets with opportunities for higher income. Since our inception, we have acquired a wide variety of commercial properties, including office, industrial, retail, hospitality, multifamily residential and student housing. We have purchased existing, income-producing properties and newly constructed properties. We have also invested in mortgage and mezzanine loans. We have made our investments in or in respect of real estate assets located in the U.S. and other countries based on our view of existing market conditions.

Substantially all of our business is conducted through Lightstone REIT V OP LP, a limited partnership organized in Delaware (the “Operating Partnership”). As of December 31, 2025, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner. As of December 31, 2025, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

All of our current investments are located in the U.S. We currently intend to hold our various real estate properties until such time as our board of directors (the “Board of Directors”) determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.  We currently have one operating segment. As of December 31, 2025, we wholly owned and consolidated eight multifamily residential properties containing an aggregate 2,480 apartment units. For information regarding our current real estate properties, see Item 2. Properties.

Our office is located at 1985 Cedar Bridge Avenue, Suite 1, Lakewood, New Jersey 08701 and our toll-free telephone number is (888) 808-7348.

In connection with our initial capitalization, we issued 22,500 shares of our common stock (“Common Shares”) and 1,000 shares of our convertible stock ( “Convertible Shares”) to our former advisor on January 19, 2007. The 1,000 Convertible Shares were subsequently transferred to an affiliate of the Lightstone Group, LLC (“Lightstone”) on February 10, 2017 and remain outstanding. As of December 31, 2025, we had 18.3 million Common Shares outstanding.

Our Common Shares are not currently listed on any national securities exchange. The timing of a liquidity event for our stockholders will depend upon then prevailing market conditions and our Board of Directors’ assessment of our investment objectives and liquidity options for our stockholders. On August 7, 2025, our Board of Directors extended the targeted timeline for us to commence a liquidity event from June 30, 2028 to June 30, 2033 based on their assessment of our investment objectives and liquidity options for our stockholders. We can provide no assurances as to the timing of the commencement of an actual liquidity event for our stockholders or our ultimate liquidation. Furthermore, we are required to seek stockholder approval prior to liquidating our entire portfolio.

Related Parties

Our business is externally managed by LSG Development Advisor LLC (the “Advisor”), an affiliate of Lightstone, which provides advisory services to us and we have no employees. Lightstone is majority owned by David Lichtenstein, a member of the Board of Directors. Pursuant to the terms of an advisory agreement and subject to the oversight of our Board of Directors, the Advisor is responsible for managing our day-to-day affairs and for services related to the management of our assets.

We have agreements with the Advisor and its affiliates to pay certain fees and reimburse certain expenses in connection with services performed and costs incurred by these entities and other related parties. We are dependent on the Advisor and its affiliates for performing a full range of services that are essential to us, including asset management, property management, property management oversight (for those properties which are managed by an unrelated third-party property manager) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and its affiliates are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from another party or other parties.

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

Borrowing Policies

There is no limitation on the amount we may invest in or borrow related to any single property or other investment. Under our charter, the maximum amount of our indebtedness cannot exceed 300% of our “net assets” (as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors. In addition to our charter limitation, our Board of Directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our Board of Directors reviews our aggregate borrowings at least quarterly. As of December 31, 2025, we had an aggregate debt leverage ratio of approximately 69.5% of the aggregate value of our assets.

Disposition Policies

As each of our investments reaches what we believe to be its optimum value, we will consider disposing of it and may do so for the purpose of reinvesting all or a portion of the net sales proceeds into other real estate properties and/or real estate-related investments, distributing all or a portion of the net sale proceeds to our stockholders or satisfying our other obligations. An investment may be sold at any time if, in the judgment of our Advisor and our independent board members, its sale is determined to be in our best interests.

Tax Status and Income Taxes

We elected to qualify and be taxed as a REIT commencing with the taxable year ended December 31, 2008. As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the U.S. of America (“GAAP”)), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at the regular corporate rate, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our earnings and net cash available for distribution to our stockholders, if any. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our taxable income and property and to U.S. federal income taxes and excise taxes on our undistributed taxable income, if any.

To maintain our qualification as a REIT, we may engage in certain activities through a wholly-owned taxable REIT subsidiary. As such, we may be subject to U.S. federal and state income and franchise taxes from these activities.

As of December 31, 2025 and 2024, we had no material uncertain income tax positions.

Concentration of Credit Risk

As of December 31, 2025 and 2024, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and currently believe that we are not exposed to any significant credit risk for our cash and cash equivalents or restricted cash.

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, new and existing competition, inflation, the impact of tariffs and global trade disruptions, recessionary pressures, supply chain disruptions, wars and acts of war, geopolitical tensions, political upheaval or uncertainty, potential violence, civil unrest, criminal activity or terrorism, the availability and cost of comprehensive insurance coverage, the effects of climate change, environmental liabilities, natural and other disasters, security breaches and cybercrime, any disruptions in the financial markets that may adversely affect the availability or terms of financings, unfavorable changes in laws, ordinances and regulations, technological advances and challenges, such as the use and impact of artificial intelligence and machine learning, and loss of key relationships.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation or tariffs, higher interest rates, labor and supply chain challenges, and other changes in economic conditions, could adversely affect our future results of operations and financial condition.

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

Available Information

We electronically submit various filings to the U.S. Securities and Exchange Commission (the “SEC”) including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. Copies of our filings with the SEC may be obtained from our website at www.lightstonecapitalmarkets.com or at the SEC’s website at www.sec.gov. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this or any of our other filings.

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

ITEM 2. PROPERTIES.

General

As of December 31, 2025, we wholly owned and consolidated eight multifamily residential properties containing an aggregate 2,480 apartment units. The following table presents certain additional information about these multifamily residential properties as of the dates indicated:

Property Name	Location	Date Acquired	Number of Units	Gross Mortgage Debt as of December 31, 2025	Occupancy as of December 31, of 2025	Occupancy as of December 31, of 2024	Effective Monthly Rent per Unit for 2025(1)	Effective Monthly Rent per Unit for 2024(1)
Arbors Harbor Town	Memphis, Tennessee	December 20, 2011	345	$46,254	93%	91%	$1,720	$1,728
The Aster (formerly Parkside) Apartments	Sugar Land, Texas	August 8, 2013	240	21,765	91%	92%	$1,487	$1,481
Axis at Westmont	Westmont, Illinois	November 27, 2018	400	34,459	94%	97%	$1,723	$1,659
Valley Ranch Apartments	Ann Arbor, Michigan	February 14, 2019	384	43,414	92%	98%	$1,923	$1,875
BayVue Apartments	Tampa, Florida	July 7, 2021	368	48,188	91%	93%	$1,568	$1,601
Citadel Apartments	Houston, Texas	October 6, 2021	293	44,000	97%	97%	$1,745	$1,743
Camellia Apartments	St. Augustine, Florida	December 19, 2023	210	33,911	93%	93%	$1,663	$1,724
Discovery at Space Coast Apartments	Rockledge, Florida	December 19, 2024	240	43,735	92%	96%	$1,897	$1,965
			2,480	$315,726	93%	95%	$1,722	$1,722

Note:

(1)	Effective monthly rent per unit is calculated using leases in place as of December 31 of the indicated year and takes into account any rent concessions.

The following information generally applies to our investments in our real estate properties:

●	we believe our real estate properties are adequately covered by insurance and suitable for their intended purpose;

●	our real estate properties are located in markets where we are subject to competition in attracting and retaining tenants; and

●	depreciation is provided on a straight-line basis over the estimated useful life of the applicable improvements.

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

ITEM 4.   MINE SAFETY DISCLOSURE.

None

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There currently is no established public trading market for our Common Shares. Therefore, there is a risk that a stockholder may not be able to sell their Common Shares at a time or price acceptable to them. Unless and until our Common Shares are listed on a national securities exchange, it is not expected that an active public market for them will develop.

Estimated NAV and NAV per Share

On November 6, 2025, pursuant to the Policy for Estimation of Common Stock Value (the “Estimated Valuation Policy”), our Board of Directors determined and approved our estimated NAV of approximately $306.4 million and resulting NAV per Share of $16.56, both as of September 30, 2025. Our estimated NAV and resulting NAV per Share are based upon the estimated fair values of our assets and liabilities as of September 30, 2025 and are effective as of November 6, 2025.

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

Process and Methodology

Our business is externally managed by our Advisor, an affiliate of Lightstone, which provides advisory services to us and we have no employees. Our Advisor, along with any necessary material assistance or confirmation of a third-party valuation expert or service, is responsible for calculating our estimated NAV and resulting NAV per Share, which we currently expect will be done on at least an annual basis unless and until our shares of common stock are approved for listing on a national securities exchange. Our Board of Directors will review and approve each estimate of NAV and resulting NAV per Share.

Our estimated NAV and resulting NAV per Share as of September 30, 2025 were calculated with both the assistance of our Advisor and Capright Property Advisors, LLC (“Capright”), an independent third-party valuation firm engaged to assist with the valuation of our assets and liabilities. Our Advisor recommended and our Board of Directors established the estimated NAV and resulting NAV per Share based upon the analyses and reports provided by our Advisor and Capright. The process of estimating the value of our assets and liabilities is performed in accordance with our Estimated Valuation Policy and the provisions of the Investment Program Association Practice Guideline 2013-01, “Valuation of Publicly Registered Non-Listed REITs.” We believe our valuations were developed in a manner reasonably designed to ensure their reliability.

In arriving at an estimated NAV and resulting NAV per Share, our Board of Directors reviewed and considered the valuation analyses prepared by our Advisor and Capright. Our Advisor presented a report to the Board of Directors with an estimated NAV and resulting NAV per Share, both as of September 30, 2025. Capright provided our Board of Directors an opinion that the resulting “as-is” market value for our investment properties, as determined by Capright, and our remaining assets and liabilities, as valued by our Advisor, along with the corresponding NAV valuation methodologies and assumptions used by our Advisor to arrive at a recommended estimated NAV of $306.4 million and resulting NAV per Share of $16.56, both as of September 30, 2025, were appropriate and reasonable. Our Board of Directors conferred with our Advisor and a representative from Capright regarding the methodologies and assumptions used to reach their respective conclusions. Our Board of Directors, which is responsible for determining our estimated NAV and resulting NAV per Share, considered all information provided in light of their own familiarity with our assets and liabilities and unanimously approved an estimated NAV of $306.4 million and resulting NAV per Share of $16.56, both as of September 30, 2025.

The engagement of Capright with respect to our estimated NAV and resulting NAV per Share, both as of September 30, 2025, was approved by our Board of Directors, including all of our independent directors. Capright has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate-related investments.

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

In forming their conclusion as to the “as-is” value of the investment properties held by us as of September 30, 2025, Capright’s opinion was subject to various limitations. In connection with their engagement, Capright completed appraisals of our eight wholly owned multifamily properties. With respect to the appraisals performed by Capright; the scope of their work included:

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

In addition to their appraisals of our multifamily residential properties, Capright also evaluated the following information to arrive at their opinion of our other remaining assets and liabilities:

●	Review of key market assumptions for our Advisor’s valuation of our notes payable, which consist of the mortgage loans on our properties, including but not limited to interest rates and collateral; and

●	Review of key market assumptions for our Advisor’s valuation of all our additional assets and liabilities.

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

The following is a summary of the valuation methodologies used for each type of asset and liability:

Investment property, net. Capright utilized a variety of valuation methodologies for each of our investment properties to determine an estimated value for each asset.

The values of our investment properties were generally estimated utilizing multiple valuation methods, as appropriate for each asset, such as an income approach using a discounted cash flow analysis, an income approach using a direct capitalization analysis and/or a sales comparable analysis. The key assumptions used in the income approaches are specific to each property, including its market location and quality, and were based on similar investors’ return expectations and market assessments. The key assumptions are reflected in the table included under “Allocation of Estimated NAV per Share” below. In calculating values for our assets, both balance sheet and estimates of future cash flows as of September 30, 2025 were used.

In forming its opinion, Capright prepared appraisals on all of our multifamily residential properties in connection with the valuation. The appraisals estimated values by using discounted cash flows, direct capitalization, comparable sales, or a weighting of these approaches in determining each property’s value. The appraisals employed a range of terminal capitalization rates, discount rates, growth rates, and other variables that fell within ranges that Capright believed would be used by similar investors to value the properties we own. The assumptions used in developing these estimates were specific to each property (including holding periods) and were determined based upon a number of factors including the market in which the property is located, the specific location of the property within the market, property and market vacancy, tenant demand for space, and investor demand and return requirements.

While we and our Advisor believe that the approaches used by Capright in valuing our investment properties are standard in the real estate industry, the estimated fair values for our investment properties may or may not represent current market values or fair values determined in accordance with GAAP. Our investment properties are carried at their amortized cost basis, subject to any adjustments applicable under GAAP, in our consolidated balance sheet.

Cash and cash equivalents. As of September 30, 2025, the estimated fair value of our cash and cash equivalents were deemed to approximate their carrying value our consolidated balance sheet due to their short-term maturities.

Marketable securities, available for sale. As of September 30, 2025, the estimated fair value of our marketable securities were equal to their carrying value on our consolidated balance sheet, all of which were valued based on Level 2 inputs. Level 2 inputs are inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. All of our marketable securities measured using Level 2 inputs were valued based on a market approach using readily available quoted market prices for similar assets.

Restricted cash. As of September 30, 2025, the estimated fair value of our restricted cash was deemed to approximate its carrying value on our consolidated balance sheet due to its short-term maturity.

Notes payable, net. As of September 30, 2025, we had notes payable, which consist of mortgage loans, that bear interest at both variable and fixed rates. The estimated fair values of our variable-rate mortgage loans were deemed to approximate their carrying values because their interest rates move in conjunction with changes to market interest rates. The estimated fair values of our fixed-rate mortgage loans were estimated by our Advisor using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated market interest rates for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratios. The estimated market interest rates for our fixed-rate notes payable were generally determined based on market rates for available comparable debt. The estimated market interest rates for our fixed-rate mortgage loans ranged from 4.93% to 6.23% as of September 30, 2025.

Accrued Distributions Payable. On September 29, 2025, our Board of Directors declared a special distribution of $0.08 per Share payable to shareholders of record on September 30, 2025 (the “Special Distribution”). The Special Distribution, which totaled $1.5 million, was subsequently paid on or about October 16, 2025. As of September 30, 2025, the estimated fair value of our accrued distribution payable was deemed to approximate its carrying value on our consolidated balance sheet due to its short-term maturity.

Other assets and liabilities, net. Our other assets and liabilities, net consist of prepaid expenses and other assets less accounts payable, accrued expenses and other liabilities. For a majority of our other assets and liabilities, the carrying values as of September 30, 2025 were deemed to approximate their fair values by our Advisor because they are already carried at their fair value in our consolidated balance sheet or due to their cost-based characteristics or short-term maturities. Certain of our other assets and liabilities, primarily straight-line rent receivable, lease-related intangibles and deferred costs, have been eliminated for the purpose of the valuation because these items were already considered in the valuation of our investment properties.

Common Shares outstanding. In deriving our estimated NAV per Share, the total estimated NAV was divided by our fully diluted Common Shares outstanding as of September 30, 2025. As of the valuation date, we had approximately 18.5 million common shares outstanding and none of our financial instruments that may be converted into common shares were convertible into a known or determinable number of common shares. The determination of the number of Common Shares outstanding used in calculating the estimated NAV per Share is the same as used in our GAAP computations for earnings per share amounts in our consolidated financial statements.

Our estimated NAV per Share was calculated by aggregating the estimated fair values of our assets, subtracting the estimated fair values of our liabilities, and dividing the resulting estimated NAV by our fully-diluted Common Shares outstanding, all as of September 30, 2025.

Allocation of Estimated NAV per Share

The table below sets forth the calculation of our estimated NAV per Share as of September 30, 2025, as well as the calculation of our estimated NAV per Share as of September 30, 2024. The estimated NAV per Share of $16.56 as of September 30, 2025, represents an increase of $0.69 per share, or 4.3%, from the estimated NAV per Share of $15.87 as of September 30, 2024.

	As of	As of
	September 30,	September 30,
	2025	2024
Investment properties, net(1)	$29.83	$27.57
Cash and cash equivalents	2.70	2.85
Restricted cash	0.38	0.33
Marketable securities	0.21	0.20
Notes payable	(16.15)	(14.35)
Distributions payable	(0.08)	(0.42)
Other assets and liabilities, net	(0.33)	(0.31)
Estimated NAV per Share(2)	$16.56	$15.87

Notes:

(1)	The following are the key assumptions (shown on a weighted average basis) used in the discounted cash flow models utilized by Capright under the income approach to estimate the fair value of our multifamily residential properties as of September 30, 2025.

Exit capitalization rate	6.27%
Discount rate	7.31%
Annual market rent growth	3.00%
Average holding period (in years)	10.0

(2)	As of September 30, 2025, we had 18,495,950 Common Shares outstanding.

While we believe that Capright’s assumptions utilized for estimating the fair values for our multifamily residential properties are reasonable, any changes in these assumptions would affect the calculations of their estimated fair values. The table below presents the increase or decrease to our estimated NAV per Share as of September 30, 2025 resulting from a 25-basis point increase and decrease in the discount rates and exit capitalization rates. The table is presented to provide a hypothetical illustration of possible results if only one change in the assumptions was made, with all other factors remaining constant. Further, each of these assumptions could change by more or less than 25 basis points or not at all.

	Change in NAV per Share
	Increase of	Decrease of
	25 basis points	25 basis points
Exit capitalization rate	$(0.65)	$0.72
Discount rate	$(0.54)	$0.56

Historical Offering Share Price and Special Distributions per Share

In connection with our initial and follow-on public offerings (collectively, the “Offerings”), we previously offered our Common Shares for sale under the primary portion of the Offerings at an offering price per Common Share of $10.00, subject to certain volume discounts. The primary portions of the Offerings commenced on January 21, 2008 and subsequently terminated effective March 15, 2012.

Through the date of this filing, the Company has declared and paid certain special distributions on its Common Shares aggregating $4.11 per Share as follows:

Special
Distribution			Approximate
per Share	Declaration Date	Record Date	Payment Date
$0.50	March 20, 2012	April 3, 2012	May 10, 2012
$0.50	August 8, 2014	September 15, 2014	September 18, 2014
$1.00	March 18, 2015	March 30, 2015	March 31, 2015
$1.50	November 20, 2015	December 31, 2015	January 6, 2016
$0.11	September 29, 2023	September 30, 2023	October 16, 2023
$0.42	September 27, 2024	September 30, 2024	October 15, 2024
$0.08	September 29, 2025	September 30, 2025	October 16, 2025
$4.11

Historical Estimated NAV per Share

More information with respect to our historical reported estimated NAV per Share as of September 30, 2024 may be found in our Current Report on Form 8-K, which was filed on November 12, 2024.

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

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated NAV and resulting NAV per Share, and these differences could be significant. The estimated NAV per Share is not audited and does not represent the fair value of our assets less our liabilities in accordance GAAP, nor do they represent an actual liquidation value of our assets and liabilities or the amount our Common Shares would trade at on a national securities exchange. Our estimated NAV per Share is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of our fully diluted Common Shares, all as of the date indicated. Our estimated NAV per Share does not reflect a discount for the fact we are externally managed, nor does it reflect any potential real estate portfolio premium/discount versus the sum of the individual property values. Our estimated NAV per Share does not take into account estimated liquidation costs and fees or penalties, if any, that may apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of certain debt. Our estimated NAV and resulting NAV per Share will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and the management of those assets and changes in the real estate and capital markets. Different parties using different assumptions and estimates could derive different estimated NAVs and resulting NAVs per share, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. Our Estimated Valuation Policy requires us to update our estimated NAV and resulting NAV per Share value on an annual basis. Our Board of Directors will review and approve each estimate of NAV and resulting NAV per Share.

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

Holders

As of March 16, 2026, we had 16.1 million Common Shares outstanding held by 9,699 stockholders.

Distributions

We made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2008. U.S. federal tax law requires a REIT to distribute at least 90% of its annual REIT taxable income (which does not equal net income, as calculated in accordance with GAAP determined without regard to the deduction for dividends paid and excluding any net capital gain in order to maintain its REIT status. However, in order to continue to qualify for REIT status, it is possible we may be unable to make any such required distributions if they are in an amount in excess of our available cash.

Our distributions, if any, are authorized at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. The Board of Directors considers various factors in its determination, including but not limited to, our sources and availability of capital, our operating and interest expenses, our ability to refinance near-term debt, as well as the Internal Revenue Service’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. Although our Board of Directors’ decisions will be substantially influenced by the intention to maintain our federal tax status as a REIT, we cannot provide assurance that we will pay distributions at any particular level, or at all.

2025 Special Distribution

On September 29, 2025, our Board of Directors declared a special cash distribution of $0.08 per Common Share payable to stockholders of record as of September 26, 2025 (the “2025 Special Distribution”). The 2025 Special Distribution, which totaled $1.5 million, represented a portion of the net proceeds generated from asset sales, and was paid on or about October 16, 2025.

2024 Special Distribution

On September 27, 2024, our Board of Directors declared a special cash distribution of $0.42 per Common Share payable to stockholders of record as of September 30, 2024 (the “2024 Special Distribution”). The 2024 Special Distribution, which totaled $8.0 million, represented a portion of the net proceeds generated from asset sales, and was paid on or about October 15, 2024.

Tender Offer

On December 30, 2025, our Board of Directors approved an issuer self-tender offer (the “Tender Offer”) to commence on or about December 31, 2025, for up to 2.2 million of our Common Shares at a price of $14.08 per Common Share, or approximately $31.0 million.

We commenced the Tender Offer on December 31, 2025 and a total of approximately 3.9 million Common Shares were properly tendered and not withdrawn before the expiration of the Tender Offer on February 13, 2026. In accordance with the terms and conditions of the Tender Offer, on March 5, 2026 we accepted and purchased approximately 2.2 million Common Shares at a purchase price of $14.08 per Common Share, for an aggregate cost of approximately $31.0 million.

Due to the oversubscription of the Tender Offer, we accepted for purchase on a pro rata basis approximately 56.5% of the Common Shares validly tendered and not withdrawn (other than “odd lot” stockholders, whose Common Shares were purchased in full on a priority basis).

Amended SRP

On November 10, 2022, the Board of Directors adopted a Seventh Amended and Restated Share Redemption Program (the “Amended SRP”), which became effective on January 1, 2023. Under the terms of the Amended SRP, any stockholder may request redemption of their Common Shares, subject to significant conditions and limitations. Additionally, under the terms of the Amended SRP, Common Shares are redeemed at 85% of our most recently published NAV per Share (subject to adjustment for any distributions designated as “special distributions” by the Board of Directors), in effect as of the date the redemption request is approved.

Pursuant to the terms of the Amended SRP, any Common Shares approved for redemption are redeemed on a periodic basis as determined by the Board of Directors, generally shortly after the end of each quarterly period. However, we will not redeem, during any year, more than 5% of the number of Common Shares outstanding on last day of the previous year (the “5% Limitation”). The cash available for redemption of Common Shares is set by the Board of Directors not less often than at least annually (the “Funding Limitation” and, together with the 5% Limitation, the “Redemption Limitations”). We may change the amount of the Redemption Limitations upon 10 business days of notice to our stockholders and may provide notice of any change to the Redemption Limitations by either including such information in (a) a current report on Form 8-K, an annual report on Form 10-K or a quarterly report on Form 10-Q, all which are publicly filed with the SEC or (b) a separate mailing to our stockholders.

Redemption requests may be subject to proration due to the above noted Redemption Limitations and are not considered on a first come, first served basis.

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

The Board of Directors set the amount of cash available for redemption of Common Shares for the year ended December 31, 2024 at $8.0 million, which was generally allocated $2.0 million for each quarterly period. During the year ended December 31, 2024, we redeemed a total of 613,116 Common Shares at an aggregate cost of $8.0 million pursuant to the terms of the Amended SRP at an average price of $13.05 per Common Share. The redemptions processed during 2024 were for the fourth quarter of 2023 ($2.0 million) and the first three quarters of 2024 ($2.0 million per quarter and an aggregate of $6.0 million).

On March 20, 2025, the Board of Directors determined it would consider the amount of cash available for redemption of Common Shares on a quarterly basis throughout 2025. On the same date, the Board of Directors approved that an amount up to $2.0 million would be made available for consideration of redemption requests for the first quarter of 2025. Subsequently, on May 8, 2025 and August 7, 2025, the Board of Directors approved that an amount up to $2.0 million would be made available for consideration of redemption requests for both the second and third quarters of 2025.

In connection with the approval of the Tender Offer and as required by the rules of the Securities Exchange Act of 1934, as amended, the Board of Directors approved the immediate suspension of the Amended SRP effective December 30, 2025. While the Amended SRP is suspended, we will not accept any requests for redemption and any such requests and all pending requests will not be honored or retained.  As a result of the termination of the Tender Offer on February 13, 2026, on March 26, 2026, the Board of Directors reinstated the SRP.

On March 26, 2026, the Board of Directors determined it would consider the amount of cash available for redemption of Common Shares on a quarterly basis throughout 2026. On the same date, the Board of Directors approved that an amount up to $2.0 million would be made available for consideration of redemption requests for the second, third and fourth quarters of 2026.

During the year ended December 31, 2025, we redeemed a total of 593,805 Common Shares at an aggregate cost of $8.0 million pursuant to the terms of the Amended SRP at an average price of $13.47 per Common Share. The redemptions processed during 2025 were for the fourth quarter of 2024 ($2.0 million) and the first three quarters of 2025 ($2.0 million per quarter and an aggregate of $6.0 million).

Recent Sales of Unregistered Securities

During the years ended December 31, 2025 and 2024, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 6.  Reserved

None.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K (“Annual Report”). The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” before Item 1 of this Annual Report for a description of these risks and uncertainties. Dollar amounts are presented in thousands, except per share data and where indicated in millions. References to quarters are based on calendar quarters.

Overview

Lightstone REIT V was organized as a Maryland corporation on January 9, 2007 and has elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes.

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

Substantially all of our business is conducted through the Operating Partnership. As of December 31, 2025, our wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner. As of December 31, 2025, our wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

All of our current investments are located in the U.S. We currently intend to hold our various real estate properties until such time as our Board of Directors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.  We currently have one operating segment. As of December 31, 2025, we wholly owned and consolidated eight multifamily residential properties containing an aggregate 2,480 apartment units.

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

Concentration of Credit Risk

As of December 31, 2025 and 2024, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and currently believe that we are not exposed to any significant credit risk for our cash and cash equivalents or restricted cash.

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, new and existing competition, inflation, the impact of tariffs and global trade disruptions, recessionary pressures, supply chain disruptions, wars and acts of war, geopolitical tensions, political upheaval or uncertainty, potential violence, civil unrest, criminal activity or terrorism, the availability and cost of comprehensive insurance coverage, the effects of climate change, environmental liabilities, natural and other disasters, security breaches and cybercrime, any disruptions in the financial markets that may adversely affect the availability or terms of financings, unfavorable changes in laws, ordinances and regulations, technological advances and challenges, such as the use and impact of artificial intelligence and machine learning, and loss of key relationships.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation or tariffs, higher interest rates, labor and supply chain challenges, and other changes in economic conditions, could adversely affect our future results of operations and financial condition.

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

To assist in understanding our results of operations and financial position, we have identified our critical accounting policies and discussed them below. We believe these accounting policies are most important to the portrayal of our results of operations and financial position, either because of the significance of the financial statement items to which they relate or because they require our management’s most difficult, subjective or complex judgments.

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

Tax Status and Income Taxes

We elected to be taxed as a REIT commencing with the taxable year ended December 31, 2008. As a REIT, we generally will not be subject to U.S. federal income tax on its taxable income or capital gain that it distributes to its stockholders. To maintain our REIT qualification, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at the regular corporate rate, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our earnings and net cash available for distribution to stockholders. Additionally, even if we continue to qualify as a REIT, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

To maintain our qualification as a REIT, we may engage in certain activities through a wholly-owned taxable REIT subsidiary. As such, we may be subject to U.S. federal and state income and franchise taxes from these activities.

Our income tax expense and benefits are included in other income, net on our consolidated statements of operations. During both of the years ended December 31, 2025 and 2024, we recorded income tax expense of $0.4 million and $0.8 million, respectively.

As of December 31, 2025 and 2024, we had no material uncertain income tax positions.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $58.0 million, marketable securities, available for sale of $4.1 million and restricted cash of $5.7 million.

Our principal demands for funds going forward are expected to be for the payment of (a) our anticipated operating expenses, including capital expenditures, and (b) scheduled debt service (excluding any balloon payments due at maturity) on our outstanding indebtedness, including any required replacement interest rate cap contracts. We also may, at our discretion, use funds for (a) tender offers and/or redemptions of our Common Shares, (b) distributions, if any, to our shareholders, and (c) selective acquisitions and/or real estate-related investments. Generally, we expect to meet our cash needs with our cash and cash equivalents and marketable securities on hand along with our cash flow from operations and the release of certain funds held in restricted cash.

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

Acquisition and Disposition Activities during 2024 and 2025

Acquisition of the Discovery at Space Coast Apartments - December 2024

On December 19, 2024, we acquired a 240-unit multifamily residential property located in Rockledge, Florida (the “Discovery at Space Coast Apartments”) from an unrelated third party for a contractual purchase price of $63.8 million, plus closing and other acquisition related costs totaling $1.7 million, including the acquisition fee and acquisition expense reimbursements paid to the Advisor as discussed below. The acquisition was funded with $43.7 million of proceeds from a mortgage financing (the “Discovery at Space Coast Apartments Mortgage”) and $21.8 million of cash on hand. Additionally, in connection with the acquisition of the Discovery at Space Coast Apartments, the Advisor received an aggregate of $1.6 million, consisting of an acquisition fee of $1.0 million, acquisition expense reimbursements of $0.2 million and a debt financing fee of $0.4 million.

Disposition of the Autumn Breeze Apartments – February 2025

On February 27, 2025, we completed the disposition of a 280-unit multifamily residential property located in Noblesville, Indiana (the “Autumn Breeze Apartments”) to an unrelated third-party for a contractual sales price of $59.5 million. In connection with the disposition of the Autumn Breeze Apartments, a non-recourse mortgage loan collateralized by the Autumn Breeze Apartments (the “Autumn Breeze Apartments Mortgage”) of $28.8 million was fully defeased at a total cost of $28.1 million. Our net proceeds from the disposition of the Autumn Breeze Apartments were $30.5 million, after the aforementioned defeasance of the Autumn Breeze Apartments Mortgage, pro rations, and closing and other related transaction costs. In connection with the disposition of Autumn Breeze Apartments, we recognized a gain on sale of investment property of $18.1 million during the first quarter of 2025.

In connection with the sale of the Autumn Breeze Apartments, we funded $31.0 million into an escrow account with a qualified intermediary in order to facilitate potential like-kind exchange transactions in accordance with Section 1031 of the Internal Revenue Code, as amended. These funds were subsequently released to us during the second and third quarters of 2025.

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

Our aggregate notes payable balance was $310.5 million, net of deferred financing fees of $5.3 million, and had a weighted average interest rate of 5.37% as of December 31, 2025. Our aggregate notes payable balance was $323.2 million, net of deferred financing fees of $3.8 million, and had a weighted average interest rate of 4.98% as of December 31, 2024.

Financings Activities during 2024 and 2025

Citadel Apartments Mortgages – Maturity Extension in September 2024

On October 6, 2021, we entered into a non-recourse mortgage loan facility for up to $39.2 million (the “Citadel Apartments Senior Mortgage”). Simultaneously, on October 6, 2021, we also entered into a non-recourse mortgage loan facility for up to $9.8 million (the “Citadel Apartments Junior Mortgage” and together with the Citadel Apartments Senior Mortgage, the “Citadel Apartments Mortgages”). The Citadel Apartments Mortgages require monthly interest-only payments with the unpaid principal balance due upon maturity.

The Citadel Apartments Mortgages were initially scheduled to mature on October 11, 2024, and had two one-year extension options, subject to the satisfaction of certain conditions. The Citadel Apartments Mortgages are both collateralized by a 293-unit multifamily residential property located in Houston, Texas (the “Citadel Apartments”); however, the Citadel Apartments Junior Mortgage is subordinate to the Citadel Apartments Senior Mortgage.

Pursuant to the terms of the Citadel Apartments Mortgages, we were required to enter into one or more interest rate cap contracts in the aggregate notional amount of $49.0 million pursuant to which the SOFR rate was to be capped at 2.00% for as long as the Citadel Apartments Mortgages remain outstanding.

On September 26, 2024, the maturity dates of the Citadel Apartments Mortgages were both extended from October 11, 2024 to October 11, 2026. In connection with these extensions, we made an aggregate principal paydown of $5.0 million, which reduced the outstanding principal balances of the Citadel Apartments Senior Mortgage from $39.2 million to $35.2 million and the Citadel Apartments Junior Mortgage from $9.8 million to $8.8 million. Additionally, the lender agreed to allow for the aggregate notional amount for the interest rate contracts to be reduced from $49.0 million to $44.0 million (as a result of the aggregate principal paydown of $5.0 million) and for SOFR to be capped at 3.00%, rather than 2.00%, through the maturity of the Citadel Apartments Mortgages.

We have maintained interest rate caps pursuant to the requisite terms since the origination of the Citadel Apartments Mortgages. On October 10, 2024, we entered into a one-year term interest rate cap contract with an effective date of October 11, 2024, with an unrelated financial institution at a cost of $0.5 million. This interest rate cap contract replaced an interest rate contract that expired on October 11, 2024 but had a reduced notional amount of $44.0 million and effectively caps SOFR at 3.00% during its term. On October 9, 2025, we extended the maturity date of this interest rate cap contract through October 11, 2026 at a cost of $0.3 million.

As of December 31, 2025, the aggregate outstanding principal balance of the Citadel Apartments Mortgages was $44.0 million

Discovery at Space Coast Apartments Mortgage – Acquisition Financing in December 2024

In connection with our acquisition of the Space Coast Apartment on December 19, 2024, we simultaneously entered into the Discovery at Space Coast Apartments Mortgage. The Discovery at Space Coast Mortgage is a $43.7 million non-recourse mortgage loan which is scheduled to mature on January 1, 2030. The Discovery at Space Coast Apartments Mortgage bears interest at 5.60% and requires monthly interest-only payments through January 1, 2028, monthly principal and interest payments of approximately $0.3 million thereafter, and the unpaid principal balance due upon maturity. The Discovery at Space Coast Apartments Mortgage is collateralized by the Discovery at Space Coast Apartments. In connection with the Discovery at Space Coast Apartments Mortgage, we paid the Advisor a debt financing fee of $0.4 million.

As of December 31, 2025, the outstanding principal balance of the Discovery at Space Coast Apartments Mortgage was $43.7 million.

Autumn Breeze Apartments Mortgage  - Defeasance in February 2025

In connection with the disposition of the Autumn Breeze Apartments on February 27, 2025, the Autumn Breeze Apartments Mortgage of $28.8 million was fully defeased at a total cost of $28.1 million. See “Acquisition and Disposition Activities during 2025 and 2024”.

The Aster Apartments Mortgage – Refinancing in May 2025

On May 30, 2025, we entered into a five-year $21.8 million non-recourse mortgage loan (“The Aster Apartments Mortgage”) scheduled to mature on June 1, 2030. The Aster Apartments Mortgage bears interest at 5.20% and requires monthly interest-only payments with the unpaid principal balance due upon maturity. The Aster Apartments Mortgage is collateralized by a 240-unit multifamily residential property located in Sugar Land, Texas ( “The Aster Apartments”). A substantial portion of the proceeds from The Aster Apartments Mortgage were used to repay in full prior mortgage indebtedness of $15.9 million, which was also collateralized by The Aster Apartments. In connection with The Aster Apartments Mortgage, we paid the Advisor a debt financing fee of $0.2 million.

As of December 31, 2025, the outstanding principal balance of The Aster Apartments Mortgage was $21.8 million.

BayVue Apartments Mortgage – Refinancing in June 2025

On June 30, 2025, we entered into the BayVue Apartments Mortgage, a five-year $48.2 million non-recourse mortgage loan scheduled to mature on July 1, 2030. The BayVue Apartments Mortgage bears interest at 4.98% and requires monthly interest-only payments through June 30, 2028, monthly principal and interest payments of approximately $0.2 million thereafter, and the unpaid principal balance due upon maturity. The BayVue Apartments Mortgage is collateralized by a 368-unit multifamily residential property located in Tampa, Florida (the “BayVue Apartments”). The majority of the proceeds of the BayVue Apartments Mortgage were used to repay in full prior mortgages indebtedness of $47.4 million, which was also collateralized by the BayVue Apartments. In connection with the BayVue Apartments Mortgage, we paid the Advisor a debt financing fee of $0.5 million.

The above noted prior mortgage loan required us to enter into one or more interest rate cap contracts in the aggregate notional amount of $52.2 million pursuant to which SOFR was capped at 2.50% for as long as it remained outstanding. We maintained interest rate cap contracts pursuant to the requisite terms beginning with the origination of this mortgage loan.

As of December 31, 2025, the outstanding principal balance of the BayVue Apartments Mortgage was $48.2 million.

Arbors Harbor Town Mortgage – Refinancing in December 2025

On December 11, 2025, we entered into a five-year $46.3 million non-recourse mortgage loan (the “Arbor Harbor Town Mortgage”) scheduled to mature on January 1, 2031. The Arbors Harbor Town Mortgage bears interest at 5.21% and requires monthly interest-only payments through December 31, 2026, monthly principal and interest payments of approximately $0.3 million thereafter, and the unpaid principal balance due upon maturity. The Arbors Harbor Town Mortgage is collateralized by a 345-unit multifamily residential property located in Memphis, Tennessee (the “Arbors Harbor Town”). A substantial portion of the proceeds from the Arbors Harbor Town Mortgage were used to repay in full existing aggregate mortgage indebtedness of $34.4 million, which was also collateralized by the Arbors Harbor Town. In connection with the Arbors Harbor Town Mortgage, we paid the Advisor a debt financing fee of $0.5 million.

As of December 31, 2025, the outstanding principal balance of the Arbors Harbor Town Mortgage was $46.3 million.

Contractual Mortgage Obligations

One of our principal short-term and long-term liquidity requirements includes the refinancing or repayment of maturing debt. The following table provides information with respect to the contractual maturities and scheduled debt service payments of our indebtedness as of December 31, 2025:

Contractual Obligations	2026	2027	2028	2029	2030	Thereafter	Total
Principal Maturities	$121,873	$574	$1,336	$1,761	$146,565	$43,617	$315,726
Interest Payments(1)	13,923	10,574	10,555	10,610	4,380	196	50,238
Total Contractual Obligations	$135,796	$11,148	$11,891	$12,371	$150,945	$43,813	$365,964

Note:

(1)	These amounts represent future interest payments related to notes payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month SOFR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month SOFR rate as of December 31, 2025 was used.

Mortgage Debt Maturities

The following discussion relates to our current intentions with respect to our mortgage debt maturing over the next 12 months from the date of these consolidated financial statements.

Our non-recourse mortgage loan (outstanding principal balance of $43.4 million as of December 31, 2025) collateralized by a 384-unit multifamily residential property located in Ann Arbor, Michigan (the “Valley Ranch Apartments”) was scheduled to mature on March 1, 2026. However, on February 27, 2026, we entered into a $60.5 million non-recourse mortgage loan (the “Valley Ranch Apartments Mortgage”) scheduled to mature on March 1, 2033. The Valley Ranch Apartments Mortgage bears interest at 5.23% and requires monthly interest-only payments through April 1, 2030, monthly principal and interest payments of approximately $0.3 million thereafter, and the unpaid principal balance due upon maturity. The Valley Ranch Apartments Mortgage is collateralized by  the Valley Ranch Apartments. A substantial portion of the proceeds from the Valley Ranch Apartments Mortgage were used to repay in full the prior mortgage indebtedness of $43.4 million. In connection with the Valley Ranch Apartments Mortgage, we paid the Advisor a debt financing fee of $0.6 million.

Our non-recourse mortgage loan (outstanding principal balance of $34.5 million as of December 31, 2025) collateralized by a 345-unit multifamily residential property located in Westmont, Illinois (the “Axis at Westmont”) was initially scheduled to mature on February 1, 2026; however, we have obtained from the lender a short-term extension until April 2, 2026 to provide additional time for us to refinance the maturing loan. We currently intend to refinance this mortgage indebtedness on or before its scheduled maturity date.

The Citadel Apartments Mortgages (aggregate outstanding principal balance of $44.0 million as of December 31, 2025) are scheduled to mature on October 11, 2026. We currently intend to refinance the Citadel Apartments Mortgages on or before their scheduled maturity date.

We do not currently expect any issues in extending or refinancing our maturing mortgage indebtedness at favorable terms although there can be no assurances that we will be able to do so. If we are unable to successfully extend or refinance our maturing mortgage indebtedness, we may also consider repaying the then outstanding principal balances due at their respective maturity dates with available cash on hand and/or proceeds from selective asset sales even though such mortgage indebtedness is not recourse to us. Other than the mortgage debt maturities discussed above, we have no additional maturities of mortgage debt over the next 12 months from the date of these consolidated financial statements.

Results of Operations

Our results of operations for the year ended December 31, 2025 compared to the same period in 2024 reflect our acquisition and disposition activities during such periods. Properties which were owned by us during the entire periods presented are referred to as our “Same Store” properties.

The following table provides summary information about our results of operations:

	Year Ended December 31,			Change due to	Change due to	Change due to Same	Percentage of Change due to Same
	2025	2024	Change	Acquisition(1)	Disposition(2)	Store(3)	Store

Rental revenues	$51,243	$50,110	$1,133	$4,881	$(4,307)	$559	1.2%
Property operating expenses	16,986	16,138	848	1,678	(1,230)	400	3.7%
Real estate taxes	6,507	6,856	(349)	675	(640)	(384)	(6.1%)
General and administrative	8,392	7,732	660	173	(24)	511	4.9%
Depreciation and amortization	16,549	15,396	1,153	3,373	(1,268)	(952)	(6.7%)
Interest expense, net	17,564	15,265	2,299	2,769	(899)	429	3.0%

Notes:

(1)	Represents the effect on our operating results for the periods indicated resulting from our acquisition of the Discovery at Space Coast Apartments on December 19, 2024.
(2)	Represents the effect on our results for the periods indicated resulting from our disposition of the Autumn Breeze Apartments on February 27, 2025.
(3)	Represents the change for the year ended December 31, 2025 compared to the same period in 2024 for real estate investments owned by us during the entire periods presented (“Same Store”). We had seven Same Store properties for the periods ended December 31, 2025 and 2024 consisting of Arbors Harbor Town, The Aster, Axis at Westmont, Valley Ranch Apartments, BayVue Apartments, Citadel Apartments and Camellia Apartments.

The following table reflects total rental revenues and total property operating expenses for the years ended December 31, 2025 and 2024 for our (i) Same Store properties, (ii) acquisitions and (iii) dispositions:

	Year Ended December 31,
Description	2025	2024	Change
Rental Revenues:
Same Store	$45,291	$44,732	$559
Acquisition (Discovery at Space Coast Apartments)	5,058	177	4,881
Disposition (Autum Breeze Apartments)	894	5,201	(4,307)
Total rental revenues	$51,243	$50,110	$1,133

Property operating expenses:
Same Store	$14,866	$14,466	$400
Acquisition (Discovery at Space Coast Apartments)	1,682	4	1,678
Disposition (Autum Breeze Apartments)	438	1,668	(1,230)
Total property operating expenses	$16,986	$16,138	$848

The table below reflects the occupancy and effective monthly rental rates per unit for our eight wholly owned multifamily residential properties as of December 31, 2025 and 2024, respectively

	Occupancy		Effective Monthly Rent per Unit(1)
	As of December 31,		As of December 31,
Property	2025	2024	2025	2024
Arbors Harbor Town	93%	91%	$1,720	$1,728
The Astor	91%	92%	$1,487	$1,481
Axis at Westmont	94%	97%	$1,723	$1,659
Valley Ranch Apartments	92%	98%	$1,923	$1,875
BayVue Apartments	91%	93%	$1,568	$1,601
Citadel Apartments	97%	97%	$1,745	$1,743
Camellia Apartments	93%	93%	$1,663	$1,724
Discovery at Space Coast Apartments	92%	96%	$1,897	$1,965

Weighted average total	93%	95%	$1,722	$1,722

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

Revenues Rental revenues for the year ended December 31, 2025 were $51.2 million, an increase of $1.1 million, compared to $50.1 million for the same period in 2024.   Excluding the effect of our acquisition and disposition activities discussed above, our rental revenues increased by $0.6 million for our Same Store properties during the 2025 period. This increase was primarily as a result of higher monthly rent per unit for Axis at Westmont during the 2025 period.

Property Operating Expenses Property operating expenses for the year ended December 31, 2025 were $17.0 million, an increase of $0.9 million, compared to $16.1 million for the same period in 2024.  Excluding the effect of our acquisition and disposition activities discussed above, our property operating expenses increased by $0.4 million for our Same Store properties during the 2025 period. This increase was primarily attributable to higher utilities, insurance and maintenance costs during the 2025 period.

Real Estate Taxes  Real estate taxes for the year ended December 31, 2025 were $6.5 million, a decrease of $0.4 million, compared to $6.9 million for the same period in 2024. Excluding the effect of our acquisition and disposition activities discussed above, our real estate taxes decreased by $0.4 million for our Same Store properties during the 2025 period. This decrease was primarily attributable to lower real estate taxes for the Citadel Apartments during the 2025 period.

General and Administrative Expenses  General and administrative expenses for the year ended December 31, 2025 were $8.4 million, an increase of $0.7 million, compared to $7.7 million for the same period in 2024. Excluding the effect of our acquisition and disposition activities discussed above, our general and administrative expenses increased by $0.5 million for our Same Store properties during the 2025 period. This increase was primarily attributable to higher asset management fees and loan costs in connection with the mortgage modifications during the 2025 period.

Depreciation and Amortization  Depreciation and amortization expense for the year ended December 31, 2025 was $16.5 million, an increase of $1.1 million, compared to $15.4 million for the same period in 2024.  Excluding the effect of our acquisition and disposition activities discussed above, our depreciation and amortization expenses decreased by $1.0 million for our Same Store properties during the 2025 period. This decrease was primarily attributable to lower amortization expense associated with in-place lease intangibles during the 2025 period as a result of certain of them becoming fully amortized during the 2024 period.

Interest Expense, Net   Interest expense, net for the year ended December 31, 2025 was $17.6 million, an increase of $2.3 million, compared to $15.3 million for the same period in 2024.  Interest expense is primarily attributable to the mortgage financings associated with our multifamily residential properties and reflects both changes in market interest rates on our variable rate indebtedness, the amortization of deferred financing costs and the weighted average principal outstanding during each of the periods. Excluding the effect of our acquisition and disposition activities discussed above, interest expense, net increased by $0.4 million for our Same Store properties during the 2025 period  compared to the 2024 period. Additionally, during the years ended December 31, 2025 and 2024, we earned $1.0 million and $2.8 million, respectively, from our interest rate cap contracts which is recorded in interest expense, net.

Mark to Market Adjustments on Derivative Financial Instruments During the years ended December 31, 2025 and 2024, we recorded negative mark to market adjustments on derivative financial instruments of $1.0 million and $2.8 million, respectively. These mark to market adjustments represented the changes in the fair value of our interest rate cap contracts during the applicable periods.

Summary of Cash Flows

Operating activities

The net cash provided by operating activities of $4.2 million for the year ended December 31, 2025 consisted of our net income of $5.1 million adjusted to add back depreciation and amortization of $16.5 million, the negative mark to market adjustment on derivative financial instruments of $1.0 million and amortization of deferred financing costs of $1.4 million less the gain on the sale of investment property (Autumn Breeze Apartments) of $18.1 million and the net negative change in operating assets and liabilities of $1.8 million.

Investing activities

The net cash provided by investing activities of $55.1 million for the year ended December 31, 2025 consisted of our proceeds from the sale of investment property (Autumn Breeze Apartments) of $59.2 million less our capital expenditures of $4.0 million.

Financing activities

The net cash used in financing activities of $23.3 million for the year ended December 31, 2025 consisted primarily of the following:

●	proceeds from notes payable of $116.2 million;

●	payment of loan fees and expenses of $3.2 million;

●	principal payments on notes payable of $126.8 million;

●	redemptions and cancellation of Common Shares of $8.0 million; and

●	distributions to common stockholders of $1.5 million.

Non-GAAP Financial Measures - FFO and MFFO

We believe that the historical cost accounting convention used for real estate assets in accordance with GAAP implicitly assumes that the value of a real estate asset diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe the presentation of operating results for a REIT using the historical accounting convention for depreciation and certain other items may be insufficient by themselves.

The National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has published a standardized non-GAAP measure of performance known as funds from operations (“FFO”), which is used in the REIT industry as a supplemental performance measure. We believe FFO, which excludes certain items such as real estate-related depreciation and amortization, is an appropriate supplemental measure of a REIT’s operating performance. However, FFO is not equivalent to our net income or loss as determined under GAAP.

We calculate FFO in accordance with the current NAREIT definition. FFO represents net income or loss computed in accordance with GAAP, excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, income taxes attributable to gains from the sale of certain real estate assets gains and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity.

Our computation of FFO may not be comparable to other REITs that do not compute FFO in accordance with the current NAREIT definition. We believe that the use of FFO provides a more complete understanding of our performance to investors and to management, and reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.

Changes in the accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. As a result, As a result, the Investment Program Association (the “IPA”), another industry trade group, published a standardized non-GAAP measure of performance known as modified funds from operations (“MFFO”), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO excludes from FFO: acquisition fees and expenses (to the extent that such fees and expenses have been recorded as operating expenses); adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above- and below-market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs relating to debt investments; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges.

MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as another supplemental measure of operating performance because we believe that it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income or loss. However, MFFO is also not equivalent to our net income or loss as determined under GAAP.

We compute MFFO in accordance with the definition included in Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”) issued by the IPA in November 2010 as interpreted by management. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction-related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses (which includes costs incurred in connection with strategic alternatives), amounts relating to deferred rent receivables and amortization of market lease and other intangibles, net (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), accretion of discounts and amortization of premiums on debt investments and borrowings, mark-to-market adjustments included in net income (including gains or losses incurred on assets held for sale), gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Certain of the above adjustments are also made to reconcile net income or loss to net cash provided by or used in operating activities, such as for the amortization of a premium and accretion of a discount on debt and securities investments, amortization of fees, any unrealized gains or losses on derivatives, securities or other investments, as well as other adjustments.

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

Not all REITs, including publicly registered, non-listed REITs, calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs, including publicly registered, non-listed REITs, may not be meaningful. Furthermore, FFO and MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income or loss or income or loss from continuing operations as determined under GAAP as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions, if any, to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. FFO and MFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or loss or in its applicability in evaluating our operating performance. The methods utilized to evaluate the performance of a publicly registered, non-listed REIT under GAAP should be construed as more relevant measures of operational performance and considered more prominently than the non-GAAP measures, FFO and MFFO, and the adjustments to GAAP in calculating FFO and MFFO.

Neither the SEC, NAREIT, the IPA nor any other regulatory body or industry trade group has passed judgment on the acceptability of the adjustments that we use to calculate our FFO or MFFO. In the future, NAREIT, the IPA or another industry trade group may publish updates to the current definitions of FFO and MFFO or the SEC or another regulatory body could standardize the allowable adjustments across the publicly registered, non-listed REIT industry, and we may have to adjust our calculations and characterizations of FFO or MFFO accordingly.

Our calculations of FFO and MFFO are presented below (dollar amounts and shares in thousands, except per share amounts):

	For the Year Ended December 31,
Description	2025	2024
Net income/(loss)	$5,114	$(10,985)
FFO adjustments:
Depreciation and amortization of real estate assets	16,549	15,396
Income tax expense on sale of real estate	489	675
Gain on sale of investment property	(18,112)	-
FFO	4,040	5,086
MFFO adjustments:
Mark-to-market adjustments(1)	965	2,797
Non-recurring loss from extinguishment/sale of debt, derivatives or securities holdings(2)	14	8
MFFO - IPA recommended format	$5,019	$7,891

Net income/(loss)	$5,114	$(10,985)
Net income/(loss) per common share, basic and diluted	$0.27	$(0.57)

FFO	$4,040	$5,086
FFO per common share, basic and diluted	$0.22	$0.26

Weighted average number of common shares outstanding, basic and diluted	18,610	19,212

Notes:

(1)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

(2)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

Distributions

We made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2008. U.S. federal tax law requires a REIT to distribute at least 90% of its annual REIT taxable income (which does not equal net income, as calculated in accordance with GAAP determined without regard to the deduction for dividends paid and excluding any net capital gain in order to maintain its REIT status. However, in order to continue to qualify for REIT status, it is possible we may be unable to make any such required distributions if they are in an amount in excess of our available cash.

Our distributions, if any, are authorized at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. The Board of Directors considers various factors in its determination, including but not limited to, our sources and availability of capital, our operating and interest expenses, our ability to refinance near-term debt, as well as the Internal Revenue Service’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. Although our Board of Directors’ decisions will be substantially influenced by the intention to maintain our federal tax status as a REIT, we cannot provide assurance that we will pay distributions at any particular level, or at all.

2025 Special Distribution

On September 29, 2025, our Board of Directors declared a special cash distribution of $0.08 per Common Share payable to stockholders of record as of September 26, 2025 (the “2025 Special Distribution”). The 2025 Special Distribution, which totaled $1.5 million, represented a portion of the net proceeds generated from asset sales, and was paid on or about October 16, 2025.

2024 Special Distribution

On September 27, 2024, our Board of Directors declared a special cash distribution of $0.42 per Common Share payable to stockholders of record as of September 30, 2024 (the “2024 Special Distribution”). The 2024 Special Distribution, which totaled $8.0 million, represented a portion of the net proceeds generated from asset sales, and was paid on or about October 15, 2024.

Tender Offer

On December 30, 2025, our Board of Directors approved an issuer self-tender offer (the “Tender Offer”) to commence on or about December 31, 2025, for up to 2.2 million of our Common Shares at a price of $14.08 per Common Share, or approximately $31.0 million.

We commenced the Tender Offer on December 31, 2025 and a total of approximately 3.9 million Common Shares were properly tendered and not withdrawn before the expiration of the Tender Offer on February 13, 2026. In accordance with the terms and conditions of the Tender Offer, on March 5, 2026 we accepted and purchased approximately 2.2 million Common Shares at a purchase price of $14.08 per Common Share, for an aggregate cost of approximately $31.0 million.

Due to the oversubscription of the Tender Offer, we accepted for purchase on a pro rata basis approximately 56.5% of the Common Shares validly tendered and not withdrawn (other than “odd lot” stockholders, whose Common Shares were purchased in full on a priority basis).

Amended SRP

On November 10, 2022, the Board of Directors adopted a Seventh Amended and Restated Share Redemption Program (the “Amended SRP”), which became effective on January 1, 2023. Under the terms of the Amended SRP, any stockholder may request redemption of their Common Shares, subject to significant conditions and limitations. Additionally, under the terms of the Amended SRP, Common Shares are redeemed at 85% of our most recently published NAV per Share (subject to adjustment for any distributions designated as “special distributions” by the Board of Directors), in effect as of the date the redemption request is approved.

Pursuant to the terms of the Amended SRP, any Common Shares approved for redemption are redeemed on a periodic basis as determined by the Board of Directors, generally shortly after the end of each quarterly period. However, we will not redeem, during any year, more than 5% of the number of Common Shares outstanding on last day of the previous year (the “5% Limitation”). The cash available for redemption of Common Shares is set by the Board of Directors not less often than at least annually (the “Funding Limitation” and, together with the 5% Limitation, the “Redemption Limitations”). We may change the amount of the Redemption Limitations upon 10 business days of notice to our stockholders and may provide notice of any change to the Redemption Limitations by either including such information in (a) a current report on Form 8-K, an annual report on Form 10-K or a quarterly report on Form 10-Q, all which are publicly filed with the SEC or (b) a separate mailing to our stockholders.

Redemption requests may be subject to proration due to the above noted Redemption Limitations and are not considered on a first come, first served basis.

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

The Board of Directors set the amount of cash available for redemption of Common Shares for the year ended December 31, 2024 at $8.0 million, which was generally allocated $2.0 million for each quarterly period. During the year ended December 31, 2024, we redeemed a total of 613,116 Common Shares at an aggregate cost of $8.0 million pursuant to the terms of the Amended SRP at an average price of $13.05 per Common Share. The redemptions processed during 2024 were for the fourth quarter of 2023 ($2.0 million) and the first three quarters of 2024 ($2.0 million per quarter and an aggregate of $6.0 million).

On March 20, 2025, the Board of Directors determined it would consider the amount of cash available for redemption of Common Shares on a quarterly basis throughout 2025. On the same date, the Board of Directors approved that an amount up to $2.0 million would be made available for consideration of redemption requests for the first quarter of 2025. Subsequently, on May 8, 2025 and August 7, 2025, the Board of Directors approved that an amount up to $2.0 million would be made available for consideration of redemption requests for both the second and third quarters of 2025.

In connection with the approval of the Tender Offer and as required by the rules of the Securities Exchange Act of 1934, as amended, the Board of Directors approved the immediate suspension of the Amended SRP effective December 30, 2025. While the Amended SRP is suspended, we will not accept any requests for redemption and any such requests and all pending requests will not be honored or retained. As a result of the termination of the Tender Offer on February 13, 2026, on March 26, 2026, the Board of Directors reinstated the SRP.

On March 26, 2026, the Board of Directors determined it would consider the amount of cash available for redemption of Common Shares on a quarterly basis throughout 2026. On the same date, the Board of Directors approved that an amount up to $2.0 million would be made available for consideration of redemption requests for the second, third and fourth quarters of 2026.

During the year ended December 31, 2025, we redeemed a total of 593,805 Common Shares at an aggregate cost of $8.0 million pursuant to the terms of the Amended SRP at an average price of $13.47 per Common Share. The redemptions processed during 2025 were for the fourth quarter of 2024 ($2.0 million) and the first three quarters of 2025 ($2.0 million per quarter and an aggregate of $6.0 million).

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of December 31, 2025, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of December 31, 2025, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our principal executive officer and principal financial officer, evaluated, as of December 31, 2025, the effectiveness of our internal control over financial reporting using the criteria established in Internal Control—New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting, as of December 31, 2025, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION.

On March 26, 2026 the Board of Directors determined to hold the 2026 Annual Meeting of Shareholders (the “2026 Annual Meeting”) on August 13, 2026 at 9:30 a.m. (ET) at the executive office of the Company’s Advisor, located at 299 Park Ave., 34th Floor, New York, New York. The record date for the 2026 Annual Meeting is May 15, 2026.

Because the date of the Annual Meeting will change by more than 30 calendar days from the anniversary date of the Company’s last annual meeting of stockholders, the Company has set a deadline for the receipt of stockholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (“Rule 14a-8”) for inclusion in the Company’s proxy materials relating to the 2026 Annual Meeting. In order for a proposal under Rule 14a-8 to be timely, it must be received by the Company’s Secretary at the principal executive offices of the Company by April 6, 2026, which the Company has determined to be a reasonable time before the Company’s proxy materials are due to be printed and sent. Such proposals must also comply with the Company’s bylaws and the rules of the Securities and Exchange Commission regarding the inclusion of stockholder proposals in proxy materials, and any such proposal may be omitted if not in compliance with applicable requirements.

If a stockholder wishes to present a proposal at the next annual meeting of stockholders, whether or not the proposal is intended to be included in our proxy materials, Section 2.13 of our bylaws requires advance notice to our Secretary at the Company’s principal executive offices no later than April 6, 2026. Such proposals must also comply with all other requirements set forth in the bylaws and other applicable laws.

The address of the Company’s principal executive offices is 1985 Cedar Bridge Avenue, Suite 1, Lakewood, New Jersey 08701.

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

Andreas K. Bremer, 69, has served as one of our independent directors since November 2007 and as Lead Director since June 2017 Mr. Bremer currently serves as President and Chief Executive Officer of International Capital, LLC, a position he has held since 2018. Mr. Bremer joined International Capital as its Chief Financial Officer in October 2002 and became its Executive Vice President in 2005. International Capital specializes in acquisition, disposition, management and administration of commercial investment properties, and Mr. Bremer is responsible for all financial aspects of the company’s operations. Before joining International Capital, Mr. Bremer was the Chief Financial Officer of ATLASwerks®, a leading communication software company in Dallas. He acted as a corporate finance consultant for two years at McKinsey & Co. in both the Dallas and New York offices and served as Vice President of Finance and Treasurer at Paging Network, Inc. Mr. Bremer started his career at COMMERZBANK AG in Germany and spent seven of his 13-year tenure at the company’s New York and Atlanta offices. Mr. Bremer has over 25 years of financial and general management experience with extensive knowledge of corporate finance and commercial lending both in the United States and other countries, particularly Germany and holds a degree as CCIM. Mr. Bremer has served as Chairman of the German International School in Dallas since 2009. He was the Director of the Texas Warburg Chapter of the American Council on Germany in Dallas and, as Knight of Justice, is a member of the Order of St. John. Mr. Bremer served as Honorary Counsel of the Federal Republic of Germany in Dallas from 2018 through March 2025. Mr. Bremer received a law degree from the Johannes-Gutenberg University in Mainz, Germany.

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

Diane S. Detering-Paddison, 66, has served as one of our independent directors since June 2009. Ms. Detering-Paddison serves as President of 4word, www.4wordwomen.org, a not-for-profit organization she founded that connects, leads and supports professional Christian women and enables them to reach their potential. From February 2010 until June 2014, Ms. Detering-Paddison served as Chief Strategy Officer of Cassidy Turley, one of the nation’s largest commercial real estate service providers. Prior to joining Cassidy Turley, Ms. Detering-Paddison served as the Chief Operating Officer of ProLogis, an owner, manager, and developer of distribution facilities, from June 2008 until January 2009. Prior to that, Ms. Detering-Paddison was with CB Richard Ellis and Trammell Crow Company for over 20 years. During her time there, she served as Senior Vice President, Corporate and Investor Client Accounts from April 2001 until December 2004, Chief Operating Officer, Global Services from January 2005 until December 2006, and President, Global Corporate Services - Client Accounts from December 2006 until May 2008. Ms. Detering-Paddison was part of a ten-member executive team that managed the merger between Trammell Crow Company and CB Richard Ellis in December 2006. Ms. Detering-Paddison serves on the Salvation Army’s National Advisory Board. Ms. Detering-Paddison is the author of “Work, Love, Pray.” Ms. Detering-Paddison holds a Master of Business Administration degree from the Harvard Graduate School of Business and a Bachelor of Science degree from Oregon State University where she graduated as Valedictorian.

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

Mitchell Hochberg, 73,  was appointed Chairman of our Board of Directors on August 31, 2021 and has been our Chief Executive Officer since September 28, 2017. Mr. Hochberg also serves as President and Chief Operating Officer of Lightstone Value Plus REIT I, Inc. (“Lightstone I”), Lightstone Value Plus REIT II, Inc. (“Lightstone II”), Lightstone Value Plus REIT III, Inc. (“Lightstone III”), Lightstone Value Plus REIT IV, Inc. (“Lightstone IV”) and their respective advisors. From October 2014 to the present, Mr. Hochberg has served as President of Lightstone Enterprises. Mr. Hochberg was appointed Chief Executive Officer of Behringer Harvard Opportunity REIT I, Inc. (“BH OPP I”) effective as of September 28, 2017. Prior to joining The Lightstone Group in August 2012, Mr. Hochberg served as principal of Madden Real Estate Ventures from 2007 to August 2012 when it combined with Lightstone. Mr. Hochberg held the position of President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States from early 2006 to early 2007 and prior to that Mr. Hochberg founded Spectrum Communities, a developer of luxury neighborhoods in the northeast of the United States, in 1985 where for 20 years he served as its President and Chief Executive Officer. Mr. Hochberg served on the board of directors of Belmond Ltd from 2009 to April 2019. Additionally, through October 2014 Mr. Hochberg served on the board of directors and as Chairman of the board of directors of Orleans Homebuilders, Inc. Mr. Hochberg received his law degree as a Harlan Fiske Stone Scholar from Columbia University School of Law and graduated magna cum laude from New York University College of Business and Public Administration with a Bachelor of Science degree in accounting and finance.

David Lichtenstein, 65  has served as one of our directors since December 2023 and is Chairman and Chief Executive Officer of our Advisor. Previously, Mr. Lichtenstein was appointed Chairman Emeritus on August 31, 2021 and had served as Chairman of the Board of Directors from September 2017 through August 2021. Mr. Lichtenstein founded both American Shelter Corporation and Lightstone. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone, directing all aspects of the acquisition, financing and management of a diverse portfolio of multi-family, lodging, retail and industrial properties located in 20 states and Puerto Rico. From June 2004 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Officer of Lightstone I and Chief Executive Officer of Lightstone Value Plus REIT LLC, its advisor. From April 2008 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Offer of Lightstone II and Lightstone Value Plus REIT II LLC, its advisor. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone III, and as Chief Executive Officer of Lightstone Value Plus REIT III LLC, its advisor. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone IV, and as Chief Executive Officer of Lightstone Real Estate Income LLC, its advisor. From October 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Enterprises Limited (“Lightstone Enterprises”). From July 2015 to the present, Mr. Lichtenstein has served as a member of the Board of Directors of the New York City Economic Development Corporation, New York City’s primary economic development vehicle. Mr. Lichtenstein is on the Board of Governors of the Real Estate Board of New York, a Trustee of the Citizens Budget Commission, and is a Member of The Economic Club of New York and the Real Estate Roundtable, and Co-Chair of the Real Estate Capital Policy Advisory Committee. He is also a member of the Brookings Institution’s Economic Studies Council and a trustee of The Touro College and University System and sits on the Board Supervisory Committee for The New York Medical College. Mr. Lichtenstein is a founder of the Friendship House, an organization that provides housing for families of sick children and adults in the Greater New York City area. Mr. Lichtenstein is also a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group, as well as a member of the Board of Directors of Touro College and New York Medical College.

Jeffrey P. Mayer, 69, has served as one of our independent directors since November 2007 and is chairman of our audit committee. Mr. Mayer previously served as a consultant serving the real estate industry and is the owner of Mayer Financial Consulting, LLC and is the firm’s sole employee. This firm was started in 2011 to provide consulting services to individuals and businesses primarily dealing with financial investments and real estate. From 2000 until 2007, Mr. Mayer was the Chief Financial Officer of ClubCorp, Inc., a holding company that owns and operates premier golf and business clubs and destination golf resorts. He previously served as Chief Financial Officer of Bristol Hotels & Resorts in Dallas, a position he held from 1996 until the company’s acquisition by Bass PLC in early 2000. Prior to joining Bristol, he was Corporate Controller at Host Marriott Corporation (formerly Marriott Corporation) and, prior to that, held various senior financial positions at Marriott Corporation. He also serves as treasurer and board member of the Georgia Chapter of The American Foundation for Suicide Prevention. In addition, he serves or has previously served as the Audit Committee chairman for three other organizations including both profit and not-for-profit entities. He was a board member of the Dallas Children’s Advocacy Center and chairman of its audit committee. A graduate of the College of William & Mary, he began his career as an accountant with Arthur Andersen LLP.

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

Cynthia Pharr Lee, 77, has served as one of our independent directors since November 2007. Ms. Lee serves as Chairman of Dala Communications and she was CEO of its predecessor firm, C. Pharr & Company, which provides strategic brand, marketing and public relations services to many real estate, construction, design and other B2B clients. Ms. Pharr Lee also serves as an independent board member of AAA Auto Club of Southern California. From 2016 through 2020, Ms. Pharr Lee served as a member of the board of directors of Darling Ingredients Inc. (DAR-NYSE) and its audit and compensation committees. From 1994 through February 2014, Ms. Pharr Lee served as a member of the board of directors of CEC Entertainment, Inc. (CEC-NYSE) and its audit and compensation committees. A co-founder of Texas Women Ventures Fund, Ms. Pharr Lee serves on the Fund’s Investment Advisory Committee. Ms. Pharr Lee is a former president of Executive Women of Dallas and former national chairman of the Counselor’s Academy of the Public Relations Society of America. From May 1989 through February 1993, Ms. Lee was President and Chief Executive Officer of Tracy Locke/Pharr Public Relations, a division of Omnicom (NYSE). Ms. Lee has earned designation as a Board Leadership Fellow of the National Association of Corporate Directors (NACD) and has also earned the CERT Certificate in Cybersecurity Oversight through a program sponsored by NACD and Carnegie Mellon University. She received her Bachelor of Science degree in English (summa cum laude) and her Master of Arts degree in English from Mississippi State University.

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

Bruce J. Schanzer, 57,  has served as one of our independent directors since September 2025. Mr. Schanzer is Chairman and Chief Investment Officer of Erez Asset Management, a fund manager focused on investment opportunities in small market cap REITs. Prior to forming Erez Asset Management in August 2022, Mr. Schanzer was President, Chief Executive Officer and a director of Cedar Realty Trust, a real estate investment trust focused on the ownership, operation and redevelopment of shopping centers in the Washington, D.C. to Boston corridor, from June 2011 to August 2022. Before joining Cedar in 2011, he was a managing director in the real estate investment banking group at Goldman Sachs & Co and prior thereto a vice president at Merrill Lynch. Before working on Wall Street, Bruce worked as a real estate attorney in New York. He received an M.B.A. in finance and accounting from the University of Chicago (now known as the Booth School of Business); a J.D. from Benjamin N. Cardozo School of Law, where he served as a member of the Law Review; and a B.A. from Yeshiva College, where he is currently a member of the board of trustees of Sy Sym School of Business. Mr. Schanzer has been a Director of Franklin Street Properties Corp. since November 2024. He is also presently a member of the board of trustees of SAR Academy in Riverdale, NY and the board of advisors of New York Medical College. Mr. Schanzer previously served as a member of the board of governors of the National Association of Real Estate Investment Trusts.

Our board of directors has concluded that Mr. Schanzer is qualified to serve as one of our directors for reasons including his extensive investment banking and real estate investment trust experience.

Steven Spinola, 76, has served as one of our independent directors since September 2017. Mr. Spinola served as President of the Real Estate Board of New York (“REBNY”) from 1986 and since July 2015 as its President Emeritus. Mr. Spinola is a recipient of the Harry B. Helmsley Distinguished New Yorker Award for a lifetime of achievement in the profession. Before becoming REBNY’s President, Mr. Spinola served as President of the New York City Public Development Corporation (now known as the New York City Economic Development Corporation) from 1983 to 1986. Mr. Spinola currently serves as an independent director on the Board of Directors of Lightstone IV. Mr. Spinola holds a Bachelor of Arts degree from the City College of New York with a concentration in political science and government. He attended the Harvard Business School/Kennedy School of Government Summer Program for Senior Managers in Government.

Our Board of Directors has concluded that Mr. Spinola is qualified to serve as one of our directors for reasons including his extensive experience in the real estate industry.

Executive Officers

In addition, the following individuals serve as our executive officers:

Mitchell Hochberg for biographical information about Mr. Hochberg, see “Item 10 - Directors.”

Seth Molod, 62, was appointed our Chief Financial Officer and Treasurer August 27, 2018. Mr. Molod also serves as Chief Financial Officer and Treasurer of Lightstone I, Lightstone II, Lightstone III and Lightstone IV. Mr. Molod also serves as the Executive Vice President and Chief Financial Officer of Lightstone and as the Chief Financial Officer of our Advisor and the advisors of Lightstone I, Lightstone II, Lightstone III and Lightstone IV. Prior to joining The Lightstone Group in August of 2018, Mr. Molod served as an Audit Partner, Chair of Real Estate Services and on the Executive Committee of Berdon LLP, a full-service accounting, tax, financial and management advisory firm (“Berdon”). Mr. Molod joined Berdon in 1989. He has extensive experience advising some of the nation’s most prominent real estate owners, developers, managers, and investors in both commercial and residential projects. Mr. Molod has worked with many privately held real estate companies as well as institutional investors, REITs, and other public companies. Mr. Molod is a licensed certified public accountant in New Jersey and New York and a member of the American Institute of Certified Public Accountants. Mr. Molod holds a Bachelor of Business Administration degree in Accounting from Muhlenberg College.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to the Company during and with respect to the fiscal year ended December 31, 2025 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2025.

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

Audit Committee Financial Expert

The Audit Committee consists of independent directors Jeffrey P. Mayer, the chairman, Andreas K. Bremer, Diane S. Detering- Paddison, Cynthia Pharr Lee, Bruce J. Schanzer, and Steven Spinola. Our Board of Directors has determined that Mr. Mayer is an “audit committee financial expert,” as defined by the rules of the SEC. The biography of Mr. Mayer, including his relevant qualifications, is previously described in this Item 10.

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

Director Compensation Table

The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2025:

Name	Fees Earned(1)
Andreas K. Bremer	$112,750
Diane S. Detering-Paddison	$90,750
Jeffrey P. Mayer	$101,750
Cynthia Pharr Lee	$96,250
Bruce J. Schanzer	$40,500
Steven Spinola	$90,750

(1)	Includes fees earned for services rendered in 2025, regardless of when paid.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee served as an officer or employee of the Company or any of our subsidiaries during the fiscal year ended December 31, 2025 or formerly served as an officer of the Company or any of our subsidiaries. In addition, during the fiscal year ended December 31, 2025, none of our executive officers served as a director or member of a compensation committee (or other Board of Directors committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of any entity that has one or more executive officers or directors serving as a member of our Board of Directors or compensation committee.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of March 16, 2026 regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, each of our executive officers, and our directors and executive officers as a group:

Name of Beneficial Owner(2)	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
David Lichtenstein	—	—
Andreas K. Bremer	—	—
Diane S. Detering-Paddison	—	—
Jeffrey P. Mayer	—	—
Cynthia Pharr Lee	—	—
Bruce J. Schanzer	—	—
Steven Spinola	—	—
Mitchell Hochberg	—	—
Seth Molod	—	—
All directors and executive officers as a group (nine persons)	—	—

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 16, 2026. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	The address of our directors and officers is c/o Lightstone Value Plus REIT V, Inc., 1985 Cedar Bridge Avenue, Suite 1, Lakewood, New Jersey 08701.

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

We have agreements with the Advisor and its affiliates to pay certain fees and reimburse certain expenses in connection with services performed and costs incurred by these entities and other related parties. We are dependent on the Advisor and its affiliates for performing a full range of services that are essential to us, including asset management, property management, property management oversight (for those of our properties which are managed by an unrelated third-party property manager) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, IT and investor relations services. If the Advisor and its affiliates are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from another party or other parties.

The advisory agreement has a one-year term and is renewable annually upon the mutual consent of our Advisor and our independent directors.

The following discussion describes the fees and expenses payable to the Advisor and its affiliates under various agreements.

Fees	Amount
Acquisition –

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

Debt Financing –	We pay the Advisor a debt financing fee of 1.0% of the amount available under any loan or line of credit made available to us and pay directly all third-party costs associated with obtaining the debt financing. Generally, these fees are capitalized as a direct reduction to the applicable financing and amortized over its term.

Property Management –	We pay our property managers, which may be affiliates of the Advisor or unrelated third-party property managers, fees for the management, leasing, and construction supervision of our properties which is 4.0% of gross revenues of the properties managed by our property manager. We pay our Advisor an oversight fee equal to 0.5% of the gross revenues of the property managed for any property for which we contract directly with a third-party property manager. In no event will our property manager or its affiliates receive both a property management fee and an oversight fee with respect to any particular property. In the event we own a property through a joint venture that does not pay our property manager directly for its services, we will pay our property manager a management fee or oversight fee, as applicable, based only on our economic interest in the property.

Construction Management -	We pay our Advisor or property manager a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of us or our affiliates. We were not charged any construction management fees for the years ended December 31, 2025 and 2024.

Asset Management -	We pay the Advisor a monthly asset management fee of one-twelfth of 0.7% of the value of each asset. The value of our assets is generally determined in connection with the at least annual determination and publication of our estimated NAV per Share unless the asset was acquired after the publication of our most recent estimated NAV per Share (in which case the value of the asset will be based on the contractual purchase price of the asset).

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

The Administrative Services Reimbursement is limited to the actual costs incurred or a twelve-month period cap (the “Cap”) as set forth in the agreement. For both of the years ended December 31, 2025 and 2024, the Administrative Services Reimbursement was limited to the Cap, which was $1.6 million.

The Administrative Services Reimbursement is payable in quarterly installments within 45 days of the end of each calendar quarter. In addition, under the various advisory management agreements, we reimburse the Advisor for certain due diligence services provided in connection with asset acquisitions and dispositions and debt financings separately from the Administrative Services Reimbursement.

Notwithstanding the fees and cost reimbursements payable to the Advisor pursuant to our advisory management agreement, under our charter we may not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of our average invested assets, or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts, or other similar non-cash reserves and excluding any gain from the sale of our assets for that period unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2025 and 2024, our total operating expenses (including the asset management fee) did not exceed the limit on total operating expenses.

The following table represents the fees incurred associated with the payments to our Advisor for the periods indicated:

	For the Years Ended December 31,
	2025	2024
Acquisition fees and acquisition expense reimbursement (1)	$-	$1,116
Debt financing fees (2)	1,162	437
Property management fees (property operating expenses)	535	537
Administrative services reimbursement (general and administrative costs)	1,637	1,591
Asset management fees (general and administrative costs)	3,827	3,632

Total	$7,161	$7,313

Notes:

(1)	Capitalized to the corresponding asset and amortized over its estimated useful life.
(2)	Capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm

Our independent registered public accounting firm is EisnerAmper LLP, New York, New York, Auditor Firm ID: 274.

Audit and Non-Audit Fees

The following table presents the aggregate fees billed to us for the years indicated by our principal accounting firm:

	For the Year Ended December 31,
	2025	2024

Audit Fees (a)	$391	$398
Tax Fees (b)	77	73

Total Fees	$468	$471

Notes:

(a)	Fees for audit services consisted of the audit of our annual consolidated financial statements, interim reviews of our quarterly consolidated financial statements and services normally provided in connection with statutory and regulatory filings.
(b)	Fees for tax compliance services including, but not limited to, the preparation of federal, state and local income tax returns.

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

Our audit committee approved all of the services provided by, and fees paid to, EisnerAmper LLP during the years ended December 31, 2025 and 2024.

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

Lightstone Value Plus REIT V, Inc.

Dated: March 26, 2026	By:	/s/ MITCHELL HOCHBERG
Mitchell Hochberg Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 26, 2026	/s/ MITCHELL HOCHBERG
Mitchell Hochberg Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

March 26, 2026	/s/ SETH MOLOD
Seth Molod Chief Financial Officer (Principal Financial Officer)

March 26, 2026	/s/ DAVID LICHTENSTEIN
David Lichtenstein Director

March 26, 2026	/s/ ANDREAS K. BREMER
Andreas K. Bremer Director

March 26, 2026	/s/ CYNTHIA PHARR LEE
Cynthia Pharr Lee Director

March 26, 2026	/s/ JEFFREY P. MAYER
Jeffrey P. Mayer Director

March 26, 2026	/s/ DIANE S. DETERING-PADDISON
Diane S. Detering-Paddison Director

March 26, 2026	/s/ STEVEN SPINOLA
Steven Spinola Director

March 26, 2026	/s/ BRUCE J. SCHANZER
Bruce J. Schanzer Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Value Plus REIT V, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus REIT V, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.

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

Investment Property – Indicators of Impairment

As of December 31, 2025, the Company had investment property, net of accumulated depreciation, of approximately $377.7 million. As disclosed in Note 2 to the financial statements, the Company monitors events and changes in circumstances representing triggering events that could indicate that the carrying amounts of the investment property may not be recoverable. Examples of the types of events and circumstances that would cause management to assess the Company’s investment property for potential impairment include, but are not limited to: a significant decrease in the market price of an asset; a significant adverse change in the manner in which the asset is being used; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers; and changes in the global and local markets or economic conditions. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset. These projected cash flows reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. In evaluating the Company’s investment property for impairment, management may use appraisals and make estimates and assumptions, including, but not limited to: the projected date of disposition of the properties, the estimated future cash flows of the properties during the Company’s ownership, and the projected sales price of each of the properties.

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

EISNERAMPER LLP

New York, New York

March 26, 2026

Lightstone Value Plus REIT V, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	December 31, 2025	December 31, 2024
Assets
Investment property:
Land and improvements	$88,744	$95,445
Building and improvements	361,677	399,472
Furniture, fixtures and equipment	13,227	13,127
Gross investment property	463,648	508,044
Less accumulated depreciation	(85,932)	(77,709)
Net investment property	377,716	430,335

Cash and cash equivalents	58,044	21,406
Marketable securities, available for sale	4,057	3,827
Restricted cash	5,727	6,391
Prepaid expenses and other assets	1,468	4,063
Total Assets	$447,012	$466,022

Liabilities and Stockholders’ Equity
Notes payable, net	$310,474	$323,168
Accounts payable and accrued and other liabilities	7,140	9,200
Total liabilities	317,614	332,368

Commitments and Contingencies

Stockholders’ Equity:

Company’s stockholders’ equity:
Preferred stock, $.0001 par value per share; 50.0 million shares authorized, none issued and outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value per share; 350.0 million shares authorized, 18.3 million and 18.9 million shares issued and outstanding, respectively	2	2
Additional paid-in-capital	147,824	155,846
Accumulated other comprehensive income/(loss)	101	(31)
Accumulated deficit	(18,529)	(22,163)
Total Stockholders’ Equity	129,398	133,654
Total Liabilities and Stockholders’ Equity	$447,012	$466,022

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Operations and Comprehensive Income

(dollars and shares in thousands, except per share amounts)

	For the Years Ended December 31,
	2025	2024

Rental revenues	$51,243	$50,110

Expenses
Property operating expenses	16,986	16,138
Real estate taxes	6,507	6,856
General and administrative	8,392	7,732
Depreciation and amortization	16,549	15,396
Total expenses	48,434	46,122

Interest expense, net	(17,564)	(15,265)
Interest and other income, net	2,722	3,089
Mark to market adjustments on derivative financial instruments	(965)	(2,797)
Gain on sale of investment property	18,112	-
Net income/(loss)	$5,114	$(10,985)
Weighted average shares outstanding:
Basic and diluted	18,610	19,212
Basic and diluted income/(loss) per share	$0.27	$(0.57)
Comprehensive income/(loss):
Net income/(loss)	$5,114	$(10,985)
Other comprehensive income:
Holding gain on marketable securities, available for sale	118	68
Reclassification adjustment for loss on sale of marketable securities included in net income/(loss)	14	8
Total other comprehensive income	132	76
Comprehensive income/(loss)	$5,246	$(10,909)

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars and shares in thousands)

					Additional		Accumulated Other Comprehensive
	Convertible Stock		Common Stock		Paid-In	Accumulated	(Income/	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity

BALANCE, December 31, 2023	1	$-	19,554	$2	$163,846	$(3,157)	$(107)	$160,584

Net loss	-	-	-	-	-	(10,985)	-	(10,985)
Redemption and cancellation of common stock	-	-	(613)	-	(8,000)	-	-	(8,000)
Distributions declared	-	-	-	-	-	(8,021)	-	(8,021)
Other comprehensive income:
Holding gain on marketable securities, available for sale	-	-	-	-	-	-	68	68
Reclassification adjustment for loss on sale of marketable securities included in net income	-	-	-	-	-	-	8	8

BALANCE, December 31, 2024	1	$-	18,941	$2	$155,846	$(22,163)	$(31)	$133,654

Net income	-	-	-	-	-	5,114	-	5,114
Redemption, cancellation and tender of common stock	-	-	(594)	-	(8,022)	-	-	(8,022)
Distributions declared	-	-	-	-	-	(1,480)	-	(1,480)
Other comprehensive income:
Holding gain on marketable securities, available for sale	-	-	-	-	-	-	118	118
Reclassification adjustment for loss on sale of marketable securities included in net loss	-	-	-	-	-	-	14	14

BALANCE, December 31, 2025	1	$-	18,347	$2	$147,824	$(18,529)	$101	$129,398

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Years Ended December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$5,114	$(10,985)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	16,549	15,396
Amortization of deferred financing costs	1,395	1,228
Gain on sale of investment property	(18,112)	-
Mark to market adjustments on derivative financial instruments	965	2,797
Other non-cash adjustments, net	14	8
Changes in operating assets and liabilities:
Decrease/(increase) in prepaid expenses and other assets	102	(2,256)
(Decrease)/increase in accounts payable and accrued and other liabilities	(1,877)	57

Net cash provided by operating activities	4,150	6,245

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(4,003)	(68,700)
Purchase of marketable securities	(1,033)	(1,090)
Proceeds from sale of marketable securities	920	1,007
Proceeds from disposition of investment property	59,228	-
Proceeds from repayment of note receivable, net	-	4,898

Net cash provided by/(used in) investing activities	55,112	(63,885)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	116,207	43,945
Payments on notes payable	(126,776)	(6,727)
Payment of loan fees and expenses	(3,235)	(2,306)
Redemption, cancellation and tender of common stock	(8,004)	(8,000)
Distributions paid	(1,480)	(8,021)

Net cash (used in)/provided by financing activities	(23,288)	18,891

Net change in cash, cash equivalents and restricted cash	35,974	(38,749)
Cash, cash equivalents and restricted cash, beginning of year	27,797	66,546
Cash, cash equivalents and restricted cash, end of year	$63,771	$27,797

Supplemental cash flow information for the years indicated is as follows:

Cash paid for interest	$17,106	$16,717
Cash paid for income taxes	$111	$815
Holding gain on marketable securities, available for sale	$132	$76
Capital expenditures for investment property in accounts payable and accrued and other liabilities	$150	$235
Tender offer expenses accrued not paid	18
Acquisition and finance fee accrued not paid	$-	$1,553

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

Substantially all of the Company’s business is conducted through Lightstone REIT V OP LP, a limited partnership organized in Delaware (the “Operating Partnership”). As of December 31, 2025, the Company’s wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner. As of December 31, 2025, the Company’s wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

All of the Company’s current investments are located in the U.S. The Company currently intends to hold its various real properties until such time as its board of directors (the “Board of Directors”) determines that a sale or other disposition appears to be advantageous to achieve the Company’s investment objectives or until it appears that the objectives will not be met. The Company currently has one operating segment. As of December 31, 2025, the Company wholly owned and consolidated eight multifamily residential properties containing an aggregate of 2,480 apartment units.

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

The Company has no employees. The Company is dependent on the Advisor and its affiliates for performing a full range of services that are essential to it, including asset management, property management, property management oversight (for those of its properties which are managed by an unrelated third-party property manager) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and its affiliates are unable to provide these services to the Company, it would be required to provide the services itself or obtain the services from another party or other parties.

Organization

In connection with the Company’s initial capitalization, the Company issued 22,500 shares of its common stock (“Common Shares”) and 1,000 shares of its convertible stock (“Convertible Shares”) to the Company’s former advisor on January 19, 2007. The 1,000  Convertible Shares were subsequently transferred to an affiliate of Lightstone on February 10, 2017 and remain outstanding. As of December 31, 2025, the Company had 18.3 million Common Shares outstanding.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share data and where indicated in millions)

The Company’s Common Shares are not currently listed on any national securities exchange. The timing of a liquidity event for the Company’s stockholders will depend upon then prevailing market conditions and the Board of Directors’ assessment of the Company’s investment objectives and liquidity options for the Company’s stockholders. On August 7, 2025, the Board of Directors extended the targeted timeline for the Company to commence a liquidity event from June 30, 2028 to June 30, 2033 based on their assessment of the Company’s investment objectives and liquidity options for the Company’s stockholders. The Company can provide no assurances as to the timing of the commencement of an actual liquidity event for its stockholders or the ultimate liquidation of the Company. Furthermore, the Company is required to seek stockholder approval prior to liquidating its entire portfolio.

Current Environment

The Company’s operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, its business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, new and existing competition, inflation, the impact of tariffs and global trade disruptions, recessionary pressures, supply chain disruptions, wars and acts of war, geopolitical tensions, political upheaval or uncertainty, potential violence, civil unrest, criminal activity or terrorism, the availability and cost of comprehensive insurance coverage, the effects of climate change, environmental liabilities, natural and other disasters, security breaches and cybercrime, any disruptions in the financial markets that may adversely affect the availability or terms of financings, unfavorable changes in laws, ordinances and regulations, technological advances and challenges, such as the use and impact of artificial intelligence and machine learning, and loss of key relationships.

The Company’s overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation or tariffs, higher interest rates, labor and supply chain challenges, and other changes in economic conditions, could adversely affect the Company’s future results of operations and financial condition.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT V, and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). All inter-company balances and transactions have been eliminated in consolidation. References to quarters in the Company’s consolidated financial statements and notes thereto are based on calendar quarters.

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

As of December 31, 2025 and 2024, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and currently believes that it is not exposed to any significant credit risk for its cash and cash equivalents or restricted cash.

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

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in its consolidated statements of cash flows:

	December 31,
	2025	2024
Cash and cash equivalents	$58,044	$21,406
Restricted cash	5,727	6,391
Total cash, cash equivalents and restricted cash	$63,771	$27,797

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

Depreciation and Amortization

Depreciation expense is computed based on the straight-line method over the estimated useful life of the applicable real estate asset. The Company generally uses estimated useful lives of up to 39 years for buildings, 15 years for land improvements and building improvements, and 5 to 10 years for furniture, fixtures and equipment. During the years ended December 31, 2025 and 2024, the Company recorded depreciation expense of $15.1 million and $14.2 million, respectively. The value of acquired in-place leases are amortized to expense over the average remaining term of the leases acquired. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

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

Tax Status and Income Tax Provision/Benefit

The Company elected to be taxed as a REIT commencing with the taxable year ended December 31, 2008. If the Company remains qualified as a REIT, it generally will not be subject to U.S. federal income tax on its net taxable income that it distributes currently to its stockholders. To maintain its REIT qualification under the Internal Revenue Code of 1986, as amended, the Company must meet a number of organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If the Company fails to remain qualified for taxation as a REIT in any subsequent year and does not qualify for certain statutory relief provisions, its income for that year will be taxed at regular corporate rates, and it may be precluded from qualifying for treatment as a REIT for the four-year period following its failure to qualify as a REIT. Such an event could materially adversely affect its earnings and net cash available for distribution to its stockholders, if any. Additionally, even if the Company continues to qualify as a REIT for U.S. federal income tax purposes, it may still be subject to some U.S. federal, state and local taxes on its taxable income and property and to U.S. federal income taxes and excise taxes on its undistributed taxable income, if any.

Lightstone Real Estate Investment Trust V, Inc.

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share data and where indicated in millions)

To maintain its qualification as a REIT, the Company may engage in certain activities through a wholly-owned taxable REIT subsidiary (“TRS”). As such, the Company may be subject to U.S. federal and state income and franchise taxes from these activities.

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and for net operating loss, capital loss and tax credit carryforwards. The deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled. The effect on the deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

As of December 31, 2025 and 2024 there were no deferred tax assets and liabilities included within the consolidated balance sheets.

The Company had no accruals for uncertain income tax positions as of December 31, 2025 and December 31, 2024.

The Company’s income tax expense and benefits are included in interest and other income, net on its consolidated statements of operations. During the years ended December 31, 2025 and 2024, the Company recorded current income tax expense of $0.4 million and $0.8 million, respectively. For the years ended December 31, 2025 and 2024, there was no deferred income tax expense.

Derivative Financial Instruments

The Company utilizes derivative financial instruments to reduce interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes. The Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. Changes in the fair values of those instruments are classified as mark to market adjustments on derivative financial instruments on the consolidated statements of operations.

Earnings per Share

The Company’s basic and fully diluted earnings per share for all periods presented are the same as the Convertible Shares are not included in the calculation and the Company had no other potentially dilutive securities outstanding during the periods presented. Accordingly, basic and fully diluted net income/(loss) per share were both calculated by the dividing net income/(loss) during the applicable period by the weighted-average number of Common Shares outstanding during the applicable period.

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

The accounting policies for the reportable segment are the same as those described above. The CODM uses net income/loss to evaluate earnings generated from assets to assess performance and make decisions about allocating resources. The CODM also uses net income/loss to monitor the budget versus actual results, which is used in assessing the Company’s entity-wide operating results and performance.

The revenue, costs and expenses, and net income/loss for the reportable segment are the same as those presented on the consolidated statements of operations.

Significant expense categories, including property operating expenses, real estate taxes, general and administrative costs, depreciation and amortization and interest, are included on the Company’s consolidated statements of operations.

3. New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2023-09, “Income Taxes (Topic 740) -Improvements to Income Tax Disclosures.” The amendments, in ASU 2023-09 provide for further enhancements to income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 effective January 1, 2025 on a prospective basis and it did not have a material impact on its consolidated financial statements or related disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses.” ASU 2024-03 will require public business entities to provide more detailed information in the notes to their financial statements about the types of expenses included in commonly presented expense captions. ASU 2024-03 does not require any changes to the expense captions a public business entity presents on the face of its income statement. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact adoption of ASU 2024-03 will have on its consolidated financial statements and related disclosures.

4. Marketable Securities, Derivative Financial Instruments and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities:

	As of December 31, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate and Government Bonds	$3,956	$139	$(38)	$4,057

	As of December 31, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate and Government Bonds	$3,858	$53	$(84)	$3,827

As of December 31, 2025, the Company has not recognized an allowance for expected credit losses related to available-for-sale debt securities as the Company has not identified any unrealized losses for these investments attributable to credit factors. The Company’s unrealized loss on investments in debt securities was primarily caused by changes in interest rates. The Company does not currently intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis.

Lightstone Real Estate Investment Trust V, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in thousands, except per share data and where indicated in millions)

The following table summarizes the estimated fair value of the Company’s investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of December 31, 2025
Due in 1 year	$757
Due in 1 year through 5 years	3,077
Due in 5 years through 10 years	223
Due after 10 years	-
Total	$4,057

Derivative Financial Instruments

The Company enters into interest rate cap contracts with unrelated financial institutions in order to reduce the effect of interest rate fluctuations associated with certain of its variable rate debt. The Company is exposed to credit risk in the event of non-performance by the counterparty to these derivative financial instruments. However, management currently believes the risk of loss due to non-performance by the unrelated financial institutions is minimal.

The Company accounts for its interest rate cap contracts as economic hedges marking them to their fair value taking into account present interest rates compared to the contracted fixed rate over the remaining term of the contract. Changes in the fair value of these economic hedges represent unrealized gains or losses which are classified as mark to market adjustments on derivative financial instruments on the consolidated statements of operations.

As of December 31, 2025 and 2024, the Company had one interest rate cap contract and two interest rate cap contracts, respectively.

On October 10, 2024, the Company entered into a one-year interest rate cap contract with a notional amount of $44.0 million that effectively capped SOFR at 3.00% from October 11, 2024 through October 11, 2025 at a cost of $0.5 million. On October 9, 2025, the Company extended the term of this interest rate cap contract through October 11, 2026 at a cost of $0.3 million.

Additionally, on July 8, 2024 the Company previously entered into a one-year interest rate cap contract with a notional amount of $52.2 million that effectively capped SOFR at 2.50% from July 15, 2024 through July 15, 2025 at a cost of $1.1 million.

The fair values of the Company’s interest rate cap contracts were $0.2 million and $0.9 million as of December 31, 2025 and 2024, respectively, which are included in prepaid expenses and other assets on the consolidated balance sheets.

During the years ended December 31, 2025 and 2024, the Company recorded negative mark to market adjustments on derivative financial instruments of $1.0 million and $2.8 million, respectively. These mark to market adjustments represented the change in the fair values of the Company’s interest rate cap contracts during such periods.

During the years ended December 31, 2025 and 2024, the Company earned $1.0 million and $2.8 million, respectively, from its interest rate cap contracts. Earnings from interest rate cap contracts are recorded in interest expense, net on the consolidated statements of operations.

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

The fair values of the Company’s investments in debt securities are measured using quoted prices for these investments; however, the markets for these assets are not active. The fair values of the Company’s interest rate cap contracts are measured using other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of December 31, 2025 and 2024, all of the Company’s debt securities and interest rate cap contracts were classified as Level 2 assets and there were no transfers between the level classifications during the years ended December 31, 2025 and 2024.

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

As of December 31, 2025 and 2024, management estimated that the carrying values of the Company’s cash and cash equivalents, restricted cash, prepaid expenses and other assets (exclusive of interest rate cap contracts) and accounts payable and accrued and other liabilities were at amounts that reasonably approximated their fair values based on their highly-liquid nature and/or short-term maturities.

The estimated fair values of the Company’s notes payable are categorized as a Level 2 in the fair value hierarchy. The Company notes payable consist of both fixed rate and variable rate indebtedness. The fair values of the Company’s fixed rate indebtedness were estimated using a discounted cash flow analysis valuation on the estimated borrowing rates available for loans with similar terms and maturities. The estimated fair values of the fixed rate indebtedness were determined by discounting the future contractual interest and principal payments by a market rate. The fair values of the Company’s variable rate indebtedness were deemed to approximate their carrying values because such indebtedness bears interest at a floating rate which moves in conjunction with changes to market rates. Disclosure about the estimated fair values of financial instruments is based on pertinent information which was available to management as of December 31, 2025 and 2024.

The carrying amounts of the Company’s notes payable and the related estimated fair value are as follows:

	As of December 31, 2025		As of December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable	$315,726	$317,218	$327,011	$319,931

Lightstone Real Estate Investment Trust V, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in thousands, except per share data and where indicated in millions)

6. Real Estate Properties

The following table presents certain information about the Company’s eight wholly owned multifamily residential as of December 31, 2025:

Property Name	Location	Date Acquired	Number of Units
Arbors Harbor Town	Memphis, Tennessee	December 20, 2011	345
The Aster (formerly Parkside Apartments)	Sugar Land, Texas	August 8, 2013	240
Axis at Westmont	Westmont, Illinois	November 27, 2018	400
Valley Ranch Apartments	Ann Arbor, Michigan	February 14, 2019	384
BayVue Apartments	Tampa, Florida	July 7, 2021	368
Citadel Apartments	Houston, Texas	October 6, 2021	293
Camellia Apartments	St. Augustine, Florida	December 19, 2023	210
Discovery at Space Coast Apartments	Rockledge, Florida	December 19, 2024	240
			2,480

Acquisition and Disposition Activities during 2025 and 2024

Acquisition of the Discovery at Space Coast Apartments - December 2024

On December 19, 2024, we acquired the Discovery at Space Coast Apartments from an unrelated third party for a contractual purchase price of $63.8 million, plus closing and other acquisition related costs totaling $1.7 million, including the acquisition fee and acquisition expense reimbursements paid to the Advisor as discussed below. The acquisition was funded with $43.7 million of proceeds from a mortgage financing (the “Discovery at Space Coast Apartments Mortgage”) and $21.8 million of cash on hand. Additionally, in connection with the acquisition of the Discovery at Space Coast Apartments, the Advisor received an aggregate of $1.6 million, consisting of an acquisition fee of $1.0 million, acquisition expense reimbursements of $0.2 million and a debt financing fee of $0.4 million.

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

Disposition of the Autumn Breeze Apartments

On February 27, 2025, the Company completed the disposition of the Autumn Breeze Apartments to an unrelated third party for a contractual sales price of $59.5 million. In connection with the disposition of the Autumn Breeze Apartments, its non-recourse mortgage loan (the “Autumn Breeze Apartments Mortgage”) of $28.8 million was fully defeased at a total cost of $28.1 million. The Company’s net proceeds from the disposition of the Autumn Breeze Apartments were $30.5 million, after the aforementioned defeasance of the Autumn Breeze Apartments Mortgage, pro rations, and closing and other related transaction costs. In connection with the disposition of Autumn Breeze Apartments, the Company recognized a gain on sale of investment property of $18.1 million during the first quarter of 2025.

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

Lightstone Real Estate Investment Trust V, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in thousands, except per share data and where indicated in millions)

7. Notes Payable

The following table sets forth information as of the date indicated for the Company’s notes payable:

Property	Interest Rate	Weighted Average Interest Rate for the Year Ended December 31, 2025	Maturity Date	Amount Due at Maturity	As of December 31, 2025	As of December 31, 2024
Arbors Harbor Town (Repaid in full)				$-	$-	$29,000

Arbors Harbor Town Supplemental (Repaid in full)				-	-	5,502

Arbors Harbor Town	5.21%	5.21%	January 1, 2031	43,617	46,254	-

The Aster Apartments (Repaid in full)				-	-	15,940

The Aster Apartments	5.20%	5.20%	June 1, 2030	21,765	21,765	-

Axis at Westmont	4.39%	4.39%	April 2, 2026	34,343	34,459	35,165

Valley Ranch Apartments	4.16%	4.16%	March 1, 2026	43,414	43,414	43,414

Autumn Breeze Apartments (Defeased in full)				-	-	28,962

BayVue Apartments (Repaid in full)				-	-	47,382

BayVue Apartments	4.98%	4.98%	July 1, 2030	47,232	48,188	-

Citadel Apartments Senior	SOFR + 1.61% (floor 1.71%)	5.83%	October 11, 2026	35,200	35,200	35,200

Citadel Apartments Junior	SOFR + 8.86% (floor 8.96%)	13.08%	October 11, 2026	8,800	8,800	8,800

Camellia Apartments	6.05%	6.05%	January 1, 2030	33,911	33,911	33,911

Discovery at Space Coast Apartments	5.60%	5.60%	January 1, 2030	42,668	43,735	43,735

Total notes payable		5.37%		$310,950	315,726	327,011

Less: Deferred financing costs					(5,252)	(3,843)

Total notes payable, net					$310,474	$323,168

Arbors Harbor Town Mortgage

On December 11, 2025, the Company entered into a five-year $46.3 million non-recourse mortgage loan (the “Arbors Harbor Town Mortgage”) scheduled to mature on January 1, 2031. The Arbors Harbor Town Mortgage bears interest at 5.21% and requires monthly interest-only payments through December 31, 2026, monthly principal and interest payments of approximately $0.3 million thereafter, and the unpaid principal balance due upon maturity. The Arbors Harbor Town Mortgage is collateralized by Arbors Harbor Town. A substantial portion of the proceeds from the Arbors Harbor Town Mortgage were used to repay in full existing aggregate mortgage indebtedness of $34.4 million, which was also collateralized by The Arbors Harbor Town Apartments. In connection with the Arbors Harbor Town Apartments Mortgage, the Company paid the Advisor a debt financing fee of $0.5 million.

As of December 31, 2025, the outstanding principal balance of the Arbors Harbor Town Mortgage was $46.3 million.

Lightstone Real Estate Investment Trust V, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in thousands, except per share data and where indicated in millions)

BayVue Apartments Mortgage

On June 30, 2025, the Company entered into the BayVue Apartments Mortgage, a five-year $48.2 million non-recourse mortgage loan scheduled to mature on July 1, 2030. The BayVue Apartments Mortgage bears interest at 4.98% and requires monthly interest-only payments through June 30, 2028, monthly principal and interest payments of approximately $0.2 million thereafter, and the unpaid principal balance due upon maturity. The BayVue Apartments Mortgage is collateralized by the BayVue Apartments. The majority of the proceeds from the BayVue Apartments Mortgage were used to repay in full prior mortgages indebtedness of $47.4 million, which was also collateralized by the BayVue Apartments. In connection with the BayVue Apartments Mortgage, the Company paid the Advisor a debt financing fee of $0.5 million.

The above noted prior mortgage loan required the Company to enter into one or more interest rate cap contracts in the aggregate notional amount of $52.2 million pursuant to which SOFR was capped at 2.50% for as long as it remained outstanding. The Company maintained interest rate cap contracts pursuant to the requisite terms beginning with the origination of this mortgage loan. See Note 4.

As of December 31, 2025, the outstanding principal balance of the BayVue apartments mortgage was $48.2 million.

Aster Apartments Mortgage

On May 30, 2025, the Company entered into a five-year $21.8 million non-recourse mortgage loan (the “Aster Apartments Mortgage”) scheduled to mature on June 1, 2030. The Aster Apartments Mortgage bears interest at 5.20% and requires monthly interest-only payments with the unpaid principal balance due upon maturity. The Aster Apartments Mortgage is collateralized by The Aster Apartments. The majority of the proceeds from the Aster Apartments Mortgage were used to repay in full prior mortgage indebtedness of $15.9 million, which was also collateralized by The Aster Apartments. In connection with the Aster Apartments Mortgage, the Company paid the Advisor a debt financing fee of $0.2 million.

As of December 31, 2025, the outstanding principal balance of the Aster Apartments Mortgage was $21.8 million.

Discovery at Space Coast Apartments Mortgage

On December 19, 2024, the Company entered into the Discovery at Space Coast Apartments Mortgage, a $43.7 million non-recourse mortgage loan scheduled to mature on January 1, 2030. The Discovery at Space Coast Apartments Mortgage bears interest at 5.60% and requires monthly interest-only payments through January 1, 2028, monthly principal and interest payments of approximately $0.3 million thereafter, and the unpaid principal balance due upon maturity. The Discovery at Space Coast Apartments Mortgage is collateralized by the Discovery at Space Coast Apartments. In connection with the Discovery at Space Coast Apartments Mortgage, the Company paid the Advisor a debt financing fee of $0.4 million.

As of December 31, 2025, the outstanding principal balance of the Discovery at Space Coast Apartments Mortgage was $43.7 million.

Camellia Apartments Mortgage

On December 19, 2023, the Company entered into a $33.9 million non-recourse mortgage (the “Camellia Apartments Mortgage”) which matures on January 1, 2030. The Camellia Apartments Mortgage bears interest at 6.05% and requires monthly interest-only payments with the unpaid principal balance due upon maturity. The Camellia Mortgage is collateralized by the Camellia Apartments.

As of December 31, 2025, the outstanding principal balance of the Camellia Apartments Mortgage was $33.9 million.

Citadel Apartments Mortgages

On October 6, 2021, the Company entered into a non-recourse mortgage loan facility for up to $39.2 million (the “Citadel Apartments Senior Mortgage”). Simultaneously, on October 6, 2021, the Company also entered into a non-recourse mortgage loan facility for up to $9.8 million (the “Citadel Apartments Junior Mortgage” and together with the Citadel Apartments Senior Mortgage, the “Citadel Apartments Mortgages”).  The Citadel Apartments Mortgages require monthly interest-only payments with the unpaid principal balance due upon maturity.

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

On September 26, 2024, the maturity dates of the Citadel Apartments Mortgages were both extended from October 11, 2024 to October 11, 2026. In connection with these extensions, the Company made an aggregate principal paydown of $5.0 million, which reduced the outstanding principal balances of the Citadel Apartments Senior Mortgage from $39.2 million to $35.2 million and the Citadel Apartments Junior Mortgage from $9.8 million to $8.8 million. Additionally, the lender allowed for the notional amount of the interest rate contracts to be reduced from $49.0 million to $44.0 million (as a result of the aggregate principal paydown of $5.0 million) and for SOFR to be capped at 3.00%, rather than 2.00%, through the maturity of the Citadel Apartments Mortgages.

The Company has maintained interest rate cap contracts pursuant to the requisite terms since the origination of the Citadel Apartments Mortgages. On October 10, 2024, the Company entered into a one-year interest rate cap contract with an effective date of October 11, 2024, with an unrelated financial institution at a cost of $0.5 million. This interest rate cap contract replaced an interest rate contract that expired on October 11, 2024, but had a reduced notional amount of $44.0 million and effectively capped SOFR at 3.00% during its term. On October 9, 2025, the Company extended the maturity date of this interest rate cap contract through October 11, 2026 at a cost of $0.3 million.

As of December 31, 2025, the aggregate outstanding principal balance of the Citadel Apartments Mortgages was $44.0 million.

Autumn Breeze Apartments Mortgage

On March 31, 2020, the Company entered into the Autumn Breeze Apartments Mortgage, a 10-year $29.9 million non-recourse mortgage loan which was scheduled to mature on April 1, 2030. The Autumn Breeze Apartments Mortgage bore interest at 3.39% and required monthly interest-only payments through June 30, 2023, monthly principal and interest payments of approximately $0.1 million thereafter, and the unpaid principal balance due upon maturity.

In connection with the disposition of the Autumn Breeze Apartments on February 27, 2025, the Autumn Breeze Apartments Mortgage of $28.8 million was fully defeased at a total cost of $28.1 million. See Note 6.

Valley Ranch Apartments Mortgage

On February 14, 2019, the Company entered into a seven-year $43.4 million non-recourse mortgage loan which was scheduled to mature on March 1, 2026. This mortgage loan bore interest at 4.16% and required monthly interest-only payments with the unpaid principal balance due upon maturity. This mortgage loan was collateralized by the Valley Ranch Apartments.

As of December 31, 2025, the outstanding principal balance of this mortgage loan was $43.4 million.

See Mortgage Debt Maturities for additional information.

Axis at Westmont Mortgage

On November 27, 2018, the Company assumed an existing non-recourse mortgage loan (the “Axis at Westmont Mortgage”) in the amount of $37.6 million which was initially scheduled to mature on February 1, 2026. The Axis at Westmont Mortgage is collateralized by the Axis at Westmont Apartments, bears interest at a fixed annual rate of 4.39% and required monthly interest only payments until March 1, 2021, monthly principal and interest payments of $0.2 million thereafter, and the unpaid principal balance due upon maturity.

As of December 31, 2025, the outstanding principal balance of the Axis at Westmont Mortgage was $34.5 million.

See Mortgage Debt Maturities for additional information.

Lightstone Real Estate Investment Trust V, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in thousands, except per share data and where indicated in millions)

The following table provides information with respect to the contractual maturities and scheduled principal repayments of the Company’s indebtedness as of December 31, 2025.

	2026	2027	2028	2029	2030	Thereafter	Total
Principal maturities	$121,873	$574	$1,336	$1,761	$146,565	$43,617	$315,726

Less: deferred financing costs							(5,252)

Total notes payable, net							$310,474

As of December 31, 2025, the Company was in compliance with all of its financial covenants.

Mortgage Debt Maturities

The following discussion relates to the Company’s current intentions with respect to its mortgage debt maturing over the next 12 months from the date of these consolidated financial statements.

The Company’s non-recourse mortgage loan (outstanding principal balance of $43.4 million as of December 31, 2025) collateralized by the Valley Ranch Apartments was scheduled to mature on March 1, 2026. However, on February 26, 2026, the Company entered into a $60.5 million non-recourse mortgage loan (the “Valley Ranch Apartments Mortgage”) scheduled to mature on March 1, 2033. The Valley Ranch Apartments Mortgage bears interest at 5.23% and requires monthly interest-only payments through April 1, 2030, monthly principal and interest payments of approximately $0.3 million thereafter, and the unpaid principal balance due upon maturity. The Valley Ranch Apartments Mortgage is collateralized by  the Valley Ranch Apartments. A substantial portion of the proceeds from the Valley Ranch Apartments Mortgage were used to repay in full the prior mortgage indebtedness of $43.4 million. In connection with the Valley Ranch Apartments Mortgage, we paid the Advisor a debt financing fee of $0.6 million.

The Company’s non-recourse mortgage loan (outstanding principal balance of $34.5 million as of December 31, 2025) collateralized by Axis at Westmont was initially scheduled to mature on February 1, 2026; however, the Company has obtained from the lender a short-term extension until April 2, 2026 to provide additional time for it to refinance the maturing loan. The Company currently intends to refinance this mortgage indebtedness on or before its scheduled maturity date.

The Citadel Apartments Mortgages (aggregate outstanding principal balance of $44.0 million as of December 31, 2025) are scheduled to mature on October 11, 2026. The Company currently intends to refinance the Citadel Apartments Mortgages on or before their scheduled maturity date.

The Company does not currently expect any issues in extending or refinancing its maturing mortgage indebtedness at favorable terms although there can be no assurances that it will be able to do so. If the Company is unable to successfully extend or refinance its maturing mortgage indebtedness, it may also consider repaying the then outstanding principal balances due at their respective maturity dates with available cash on hand and/or proceeds from selective asset sales even though such mortgage indebtedness is not recourse to it. Other than the mortgage debt maturities discussed above, the Company has no additional maturities of mortgage debt over the next 12 months from the date of these consolidated financial statements.

Lightstone Real Estate Investment Trust V, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in thousands, except per share data and where indicated in millions)

8. Stockholders’ Equity

Capitalization

As of December 31, 2025, the Company’s authorized capital was 350,000,000 Common Shares, 50,000,000 shares of preferred stock, and 1,000 shares of convertible stock. All shares of such stock have a par value of $.0001 per share.

As of December 31, 2025, the Company had issued 18.3 million Common Shares, including 2.2 million Common Shares previously issued through its distribution reinvestment plan, which was terminated on April 3, 2012. As of December 31, 2025, the Company had issued 1,000 Convertible Shares held by an affiliate of Lightstone.

The Convertible Shares will be converted into Common Shares automatically if (1) the Company has made total distributions on then outstanding Common Shares equal to the issue price of those Common Shares plus a 10% cumulative, non-compounded, annual return on the issue price of those outstanding Common Shares, or (2) the Company lists its Common Shares for trading on a national securities exchange if the sum of the prior distributions on then outstanding Common Shares plus the aggregate market value of the Common shares (based on the 30-day average closing price) meets the same 10% performance threshold. In general, the Convertible Shares will convert into Common Shares with a value equal to the lesser of (A) 20% of the excess of the Company’s enterprise value plus the aggregate value of distributions paid to date on then outstanding Common Shares over the aggregate issue price of those outstanding Common Shares plus a 10% cumulative, non-compounded, annual return on the issue price of those outstanding Common Shares, or (B) 15% of the excess of the Company’s enterprise value plus the aggregate value of distributions paid to date on then outstanding Common Shares over the aggregate issue price of those outstanding Common Shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding Common Shares. At the date of issuance of the Convertible Shares, the Company’s former management determined the fair value under GAAP was less than the nominal value paid for the Common Shares.

The timing of the conversion of any or all of the Convertible Shares may be deferred by Board of Directors if it determines that full conversion may jeopardize its qualification as a REIT. Any such deferral will in no event otherwise alter the terms of the Convertible Shares, and such Convertible Shares shall be converted at the earliest date after the Board of Directors determines that such conversion will not jeopardize its qualification as a REIT. The Board of Directors is authorized to amend the Company’s charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has the authority to issue.

Distributions

The Company made an election to qualify as a REIT for federal income tax purposes commencing with its taxable year ended December 31, 2008. U.S. federal tax law requires a REIT to distribute at least 90% of its annual REIT taxable income (which does not equal net income, as calculated in accordance with GAAP determined without regard to the deduction for dividends paid and excluding any net capital gain in order to maintain its REIT status. However, in order to continue to qualify for REIT status, it is possible the Company may be unable to make any such required distributions if they are in an amount in excess of its available cash.

The Company’s distributions, if any, are authorized at the discretion of its Board of Directors based on their analysis of the Company performance over the previous periods and expectations of performance for future periods. The Board of Directors considers various factors in its determination, including but not limited to, the Company’s sources and availability of capital, its operating and interest expenses, its ability to refinance near-term debt, as well as the Internal Revenue Service’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. Although the Board of Directors’ decisions will be substantially influenced by the intention to maintain the Company/s federal tax status as a REIT, the Company cannot provide assurance that it will pay distributions at any particular level, or at all.

Lightstone Real Estate Investment Trust V, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in thousands, except per share data and where indicated in millions)

2025 Special Distribution

On September 29, 2025, the Board of Directors declared a special cash distribution of $0.08 per Common Share payable to stockholders of record as of September 26, 2025 (the “2025 Special Distribution”). The 2025 Special Distribution, which totaled $1.5 million, represented a portion of the net proceeds generated from asset sales, and was paid on or about October 16, 2025.

2024 Special Distribution

On September 27, 2024, the Board of Directors declared a special cash distribution of $0.42 per Common Share payable to stockholders of record as of September 30, 2024 (the “2024 Special Distribution”). The 2024 Special Distribution, which totaled $8.0 million, represented a portion of the net proceeds generated from asset sales, and was paid on or about October 15, 2024.

Tender Offer

On December 30, 2025, the Board of Directors approved an issuer self-tender offer (the “Tender Offer”) to commence on or about December 31, 2025, for up to 2.2 million of the Company’s Common Shares at a price of $14.08 per Common Share, or approximately $31.0 million.

The Company commenced the Tender Offer on December 31, 2025 and a total of approximately 3.9 million Common Shares were properly tendered and not withdrawn before the expiration of the Tender Offer on February 13, 2026. In accordance with the terms and conditions of the Tender Offer, on March 5, 2026 the Company accepted and purchased approximately 2.2 million Common Shares at a purchase price of $14.08 per Common Share, for an aggregate cost of approximately $31.0 million.

Due to the oversubscription of the Tender Offer, the Company accepted for purchase on a pro rata basis approximately 56.5% of the Common Shares validly tendered and not withdrawn (other than “odd lot” stockholders, whose Common Shares were purchased in full on a priority basis).

Amended SRP

On November 10, 2022, the Board of Directors adopted a Seventh Amended and Restated Share Redemption Program (the “Amended SRP”), which became effective on January 1, 2023. Under the terms of the Amended SRP, any stockholder may request redemption of their Common Shares, subject to significant conditions and limitations. Additionally, under the terms of the Amended SRP, Common Shares are redeemed at 85% of our most recently published net asset value per Common Share (“NAV per Share”) (subject to adjustment for any distributions designated as “special distributions” by the Board of Directors), in effect as of the date the redemption request is approved.

Pursuant to the terms of the Amended SRP, any Common Shares approved for redemption are redeemed on a periodic basis as determined by the Board of Directors, generally shortly after the end of each quarterly period. However, the Company will not redeem, during any year, more than 5% of the number of Common Shares outstanding on last day of the previous year (the “5% Limitation”). The cash available for redemption of Common Shares is set by the Board of Directors not less often than at least annually (the “Funding Limitation” and, together with the 5% Limitation, the “Redemption Limitations”). The Company may change the amount of the Redemption Limitations upon 10 business days of notice to its stockholders and may provide notice of any change to the Redemption Limitations by either including such information in (a) a current report on Form 8-K, an annual report on Form 10-K or a quarterly report on Form 10-Q, all which are publicly filed with the U.S. Securities and Exchange Commission or (b) a separate mailing to our stockholders.

Redemption requests may be subject to proration due to the above noted Redemption Limitations and are not considered on a first come, first served basis.

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

Lightstone Real Estate Investment Trust V, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in thousands, except per share data and where indicated in millions)

The Board of Directors set the amount of cash available for redemption of Common Shares for the year ended December 31, 2024 at $8.0 million, which was generally allocated $2.0 million for each quarterly period. During the year ended December 31, 2024, the Company redeemed a total of 613,116 Common Shares at an aggregate cost of $8.0 million pursuant to the terms of the Amended SRP at an average price of $13.05 per Common Share. The redemptions processed during 2024 were for the fourth quarter of 2023 ($2.0 million) and the first three quarters of 2024 ($2.0 million per quarter and an aggregate of $6.0 million).

On March 20, 2025, the Board of Directors determined it would consider the amount of cash available for redemption of Common Shares on a quarterly basis throughout 2025. On the same date, the Board of Directors approved that an amount up to $2.0 million would be made available for consideration of redemption requests for the first quarter of 2025. Subsequently, on May 8, 2025 and August 7, 2025, the Board of Directors approved that an amount up to $2.0 million would be made available for consideration of redemption requests for both the second and third quarters of 2025.

In connection with the approval of the Tender Offer and as required by the rules of the Securities Exchange Act of 1934, as amended, the Board of Directors approved the immediate suspension of the Amended SRP effective December 30, 2025. While the Amended SRP is suspended, the Company will not accept any requests for redemption and any such requests and all pending requests will not be honored or retained. As a result of the termination of the Tender Offer on February 13, 2026, on March 26, 2026, the Board of Directors reinstated the SRP.

On March 26, 2026, the Board of Directors determined it would consider the amount of cash available for redemption of Common Shares on a quarterly basis throughout 2026. On the same date, the Board of Directors approved that an amount up to $2.0 million would be made available for consideration of redemption requests for the second, third and fourth quarters of 2026.

During the year ended December 31, 2025, the Company redeemed a total of 593,805 Common Shares at an aggregate cost of $8.0 million pursuant to the terms of the Amended SRP at an average price of $13.47 per Common Share. The redemptions processed during 2025 were for the fourth quarter of 2024 ($2.0 million) and the first three quarters of 2025 ($2.0 million per quarter and an aggregate of $6.0 million).

9. Related Party Transactions

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

The Company has agreements with the Advisor and its affiliates to pay certain fees and reimburse certain expenses in connection with services performed and costs incurred by these entities and other related parties. The Company is dependent on the Advisor and its affiliates for performing a full range of services that are essential to it, including asset management, property management, property management oversight (for those of its properties which are managed by an unrelated third-party property manager) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, IT and investor relations services. If the Advisor and its affiliates are unable to provide these services to it, the Company would be required to provide the services itself or obtain the services from another party or other parties.

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

Debt Financing -	The Company pays the Advisor a debt financing fee of 1.0% of the amount available under any loan or line of credit made available to it and pay directly all third-party costs associated with obtaining the debt financing. Generally, these fees are capitalized as a direct reduction to the applicable financing and amortized over its term.

Property Management -	The Company pays its property manager, which may be affiliate of the Advisor or unrelated third-party property managers, fees for the management, leasing, and construction supervision of the Company’s properties which is 4.0% of gross revenues of the properties managed by the Company’s property manager. The Company pays its Advisor an oversight fee equal to 0.5% of the gross revenues of the property managed for any property for which the Company contracts directly with a third-party property manager. In no event will the Company’s property manager or its affiliates receive both a property management fee and an oversight fee with respect to any particular property. In the event the Company owns a property through a joint venture that does not pay the Company’s property manager directly for its services, the Company will pay its property manager a management fee or oversight fee, as applicable, based only on the Company’s economic interest in the property.

Construction Management -	The Company pays its Advisor or property manager a construction management fee in an amount not to exceed 5% of all hard construction costs incurred in connection with, but not limited to capital repairs and improvements, major building reconstruction and tenant improvements, if such affiliate supervises construction performed by or on behalf of the Company or its affiliates. The Company was not charged any construction management fees for the years ended December 31, 2025 and 2024.

Asset Management -	The Company pays the Advisor a monthly asset management fee of one-twelfth of 0.7% of the value of each asset. The value of the Company’s assets is generally determined in connection the at least annual determination and publication of the Company’s estimated NAV per Share unless the asset was acquired after the publication of the Company’s most recent estimated NAV per Share (in which case the value of the asset will be based on the contractual purchase price of the asset).

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

The Administrative Services Reimbursement is limited to the actual costs incurred or a 12-month period cap (the “Cap”) as set forth in the agreement. For both of the years ended December 31, 2025 and 2024, the Administrative Services Reimbursement was limited to the Cap, which was $1.6 million.

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

Notwithstanding the fees and cost reimbursements payable to the Advisor pursuant to the Company’s advisory management agreement, under the Company’s charter the Company may not reimburse the Advisor for any amount by which the Company’s operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of the Company’s average invested assets, or (ii) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts, or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period unless a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2025 and 2024, the Company’s total operating expenses (including the asset management fee) did not exceed the limit on total operating expenses.

Lightstone Real Estate Investment Trust V, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in thousands, except per share data and where indicated in millions)

The following table represents the fees incurred associated with the payments to the Advisor for the periods indicated:

	For the Years Ended December 31,
	2025	2024
Acquisition fees and acquisition expense reimbursement (1)	$-	$1,116
Debt financing fees (2)	1,162	437
Property management fees (property operating expenses)	535	537
Administrative services reimbursement (general and administrative costs)	1,637	1,591
Asset management fees (general and administrative costs)	3,827	3,632

Total	$7,161	$7,313

Notes:

(1)	Capitalized to the corresponding asset and amortized over its estimated useful life.

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

EXHIBIT INDEX

Exhibit No.	Description
3.1	Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Form 10-Q on November 14, 2012)
3.2	Articles of Amendment to Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 24, 2017)
3.3	Second Amendment to Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 3, 2021)
3.4	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 24, 2017)
3.5	Amendment to Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on September 3, 2021)
4.1	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 28, 2013)
4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to Form 10-K filed on March 25, 2021)
10.1	Advisory Agreement between the Registrant, Lightstone Value Plus REIT V OP, LLC, and LSG Development, LLC (incorporated by reference to Exhibit 10.10 to Form 10-K filed on March 27, 2023)
10.2	Property Management and Leasing Agreement among the Registrant, Behringer Harvard Opportunity OP II LP, and LSG-BH II Property Manager LLC (incorporated by reference to Exhibit 10.10 to Form 10-K filed on March 16, 2017)
21.1*	List of Subsidiaries
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
101*	The following financial statements from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 26, 2026, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.

**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.