Form 10-Q
period 2026-03-31
Lightstone Value Plus REIT V, Inc.
filed 2026-05-15
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☐ No ☒

As of May 7, 2026, the Registrant had approximately 16.1 million shares of common stock outstanding.

LIGHTSTONE VALUE PLUS REIT V, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Investment property:
Land and improvements	$88,793	$88,744
Building and improvements	362,243	361,677
Furniture, fixtures and equipment	13,362	13,227
Gross investment property	464,398	463,648
Less accumulated depreciation	(89,682)	(85,932)
Net investment property	374,716	377,716

Cash and cash equivalents	66,989	58,044
Marketable securities, available for sale	4,000	4,057
Restricted cash	4,730	5,727
Prepaid expenses and other assets	2,413	1,468
Total Assets	$452,848	$447,012

Liabilities and Stockholders’ Equity
Notes payable, net	$350,711	$310,474
Accounts payable and accrued and other liabilities	6,404	7,140
Total liabilities	357,115	317,614

Commitments and Contingencies

Stockholders’ Equity:

Company’s stockholders’ equity:
Preferred stock, $.0001 par value per share; 50.0 million shares authorized, none issued and outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value per share; 350.0 million shares authorized, 16.1 million and 18.3 million shares issued and outstanding, respectively	2	2
Additional paid-in-capital	116,766	147,824
Accumulated other comprehensive income	72	101
Accumulated deficit	(21,107)	(18,529)
Total Stockholders’ Equity	95,733	129,398

Total Liabilities and Stockholders’ Equity	$452,848	$447,012

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollars and shares in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2026	2025

Rental revenues	$12,559	$13,608

Expenses
Property operating expenses	4,072	4,435
Real estate taxes	1,545	1,918
General and administrative expenses	2,010	1,977
Depreciation and amortization expense	3,750	4,284
Total expenses	11,377	12,614

Interest expense, net	(4,589)	(4,328)
Gain on sale of investment property	-	18,112
Interest and other income, net	829	224
Net (loss)/income	$(2,578)	$15,002
Weighted average shares outstanding:
Basic and diluted	17,729	18,836

Basic and diluted (loss)/income per share	$(0.15)	$0.80

Comprehensive income/(loss):
Net(loss)/income	$(2,578)	$15,002
Other comprehensive income/(loss):
Holding (loss)/gain on marketable securities, available for sale	(23)	39
Reclassification adjustment for (gain)/loss on sale of marketable securities included in net (loss)/income	(6)	1
Total other comprehensive (loss)/income	(29)	40
Comprehensive (loss)/income	$(2,607)	$15,042

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Stockholders’ Equity

(Dollars and shares in thousands)

(unaudited)

						Accumulated
	Convertible				Additional	Other		Total
	Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

BALANCE, December 31, 2024	1	$-	18,941	$2	$155,846	$(31)	$(22,163)	$133,654

Net income	-	-	-	-	-	-	15,002	15,002
Redemption and cancellation of common stock	-	-	(148)	-	(2,000)	-	-	(2,000)
Other comprehensive loss:
Holding gain on marketable securities, available for sale	-	-	-	-	-	39	-	39
Reclassification adjustment for loss on sale of marketable securities included in net income	-	-	-	-	-	1	-	1

BALANCE, March 31, 2025	1	$-	18,793	$2	$153,846	$9	$(7,161)	$146,696

						Accumulated
	Convertible				Additional	Other		Total
	Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
BALANCE, December 31, 2025	1	$-	18,347	$2	$147,824	$101	$(18,529)	$129,398

Net loss	-	-	-	-	-	-	(2,578)	(2,578)
Tender of common stock	-	-	(2,200)	-	(31,058)	-	-	(31,058)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	-	-	(23)	-	(23)
Reclassification adjustment for gain on sale of marketable securities included in net loss	-	-	-	-	-	(6)	-	(6)

BALANCE, March 31, 2026	1	$-	16,147	$2	$116,766	$72	$(21,107)	$95,733

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(2,578)	$15,002
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and amortization	3,750	4,284
Amortization of deferred financing fees	355	319
Gain on sale of investment property	-	(18,112)
Mark to market adjustment on derivative financial instruments	16	330
Other non-cash adjustments	(6)	1
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(961)	(13)
Decrease in accounts payable and accrued and other liabilities	(807)	(2,766)

Net cash used in operating activities	(231)	(955)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(679)	(647)
Purchases of marketable securities	(449)	(185)
Proceeds from sale of marketable securities	483	185
Proceeds from sale of investment property, net of closing costs	-	59,228

Net cash (used in)/provided by investing activities	(645)	58,581

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	120,480	-
Payments on notes payable	(77,873)	(28,551)
Payment of loan fees and expenses	(2,725)	-
Redemption, cancellation and tender of common stock	(31,058)	(2,000)

Net cash provided by/(used in) financing activities	8,824	(30,551)

Change in cash, cash equivalents and restricted cash	7,948	27,075
Cash, cash equivalents and restricted cash, beginning of year	63,771	27,797
Cash, cash equivalents and restricted cash, end of period	$71,719	$54,872

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$4,264	$4,256

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in its balance sheets for the periods presented:
Cash and cash equivalents	$66,989	$18,106
Restricted cash	4,730	36,766
Total cash, cash equivalents and restricted cash	$71,719	$54,872

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

Substantially all of the Company’s business is conducted through Lightstone REIT V OP LP, a limited partnership organized in Delaware (the “Operating Partnership”). As of March 31, 2026, the Company’s wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner. As of March 31, 2026, the Company’s wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

All of the Company’s current investments are located in the U.S. The Company currently intends to hold its various real properties until such time as its board of directors (the “Board of Directors”) determines that a sale or other disposition appears to be advantageous to achieve the Company’s investment objectives or until it appears that the objectives will not be met. The Company currently has one operating segment. As of March 31, 2026, the Company wholly owned and consolidated eight multifamily residential properties containing an aggregate of 2,480 apartment units.

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

Organization

In connection with the Company’s initial capitalization, the Company issued 22,500 shares of its common stock (“Common Shares”) and 1,000 shares of its convertible stock (“Convertible Shares”) to the Company’s former advisor on January 19, 2007. The 1,000 Convertible Shares were subsequently transferred to an affiliate of Lightstone on February 10, 2017 and remain outstanding. As of March 31, 2026, the Company had 16.1 million Common Shares outstanding.

The Company’s Common Shares are not currently listed on any national securities exchange. The timing of a liquidity event for the Company’s stockholders will depend upon then prevailing market conditions and the Board of Directors’ assessment of the Company’s investment objectives and liquidity options for the Company’s stockholders. The Board of Directors has established June 30, 2033 as the targeted timeline for the Company to commence a liquidity event based on their assessment of the Company’s investment objectives and liquidity options for the Company’s stockholders. However, the Company can provide no assurances as to the actual timing of the commencement of a liquidity event, the duration of a liquidation event, or the ultimate liquidation of the Company. Furthermore, the Company is required to seek stockholder approval prior to liquidating its entire portfolio.

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

2. Summary of Significant Accounting Policies

Interim Unaudited Financial Information

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 26, 2026.  The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of Lightstone REIT V, Inc. have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

Principles of Consolidation and Basis of Presentation

The Company’s consolidated financial statements includes its accounts and the accounts of other subsidiaries over which the Company has control. All inter-company transactions, balances, and profits have been eliminated in consolidation.

The consolidated balance sheet as of December 31, 2025 included herein has been derived from the consolidated balance sheet included in the 2025 Form 10-K.

The unaudited consolidated statements of operations for interim periods are not necessarily indicative of results for the full year or any other period.

Earnings per Share

The Company’s basic and fully diluted earnings per share for all periods presented are the same as the Convertible Shares are included in the calculation and the Company had no other potentially dilutive securities outstanding during the periods presented. Accordingly, basic and fully diluted net income/(loss) per share were both calculated by dividing net income/(loss) during the applicable period by the weighted-average number of Common Shares outstanding during the applicable period.

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

During the three months ended March 31, 2026 and 2025, there was no deferred income tax expense and de minimis current income tax expense. These amounts are included in “interest and other income, net” on the consolidated statements of operations.

Concentration of Credit Risk

As of March 31, 2026 and December 31, 2025, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and currently believes that it is not exposed to any significant credit risk for its cash and cash equivalents or restricted cash.

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

Significant expense categories, including property operating expenses, real estate taxes, general and administrative, depreciation and amortization and interest, are included on the Company’s consolidated statements of operations.

New Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued accounting standards update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses.” ASU 2024-03 will require public business entities to provide more detailed information in the notes to their financial statements about the types of expenses included in commonly presented expense captions. ASU 2024-03 does not require any changes to the expense captions a public business entity presents on the face of its income statement. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact adoption of ASU 2024-03 will have on its consolidated financial statements and related disclosures.

3. Real Estate Properties

The following table presents certain information about the Company’s wholly owned and consolidated multifamily real estate properties as of March 31, 2026:

Property Name	Location	Date Acquired	Number of Units
Arbors Harbor Town	Memphis, Tennessee	December 20, 2011	345
The Aster Apartments	Sugar Land, Texas	August 8, 2013	240
Axis at Westmont	Westmont, Illinois	November 27, 2018	400
Valley Ranch Apartments	Ann Arbor, Michigan	February 14, 2019	384
BayVue Apartments	Tampa, Florida	July 7, 2021	368
Citadel Apartments	Houston, Texas	October 6, 2021	293
Camellia Apartments	St. Augustine, Florida	December 19, 2023	210
Discovery at Space Coast Apartments	Rockledge, Florida	December 19, 2024	240
			2,480

4. Marketable Securities, Derivative Financial Instruments and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale marketable securities:

	As of March 31, 2026
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate and Government Bonds	$3,929	$113	$(42)	$4,000

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

	As of December 31, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate and Government Bonds	$3,956	$139	$(38)	$4,057

As of March 31, 2026, the Company has not recognized an allowance for expected credit losses related to available-for-sale debt securities as the Company has not identified any unrealized losses for these investments attributable to credit factors. The Company’s unrealized loss on investments in debt securities was primarily caused by changes in interest rates. The Company does not currently intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis.

The following table summarizes the estimated fair value of the Company’s investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of March 31, 2026
Due in 1 year	$554
Due in 1 year through 5 years	3,424
Due in 5 years through 10 years	22
Due after 10 years	-
Total	$4,000

Derivative Financial Instruments

The Company enters into interest rate cap contracts with unrelated financial institutions in order to reduce the effect of interest rate fluctuations associated with certain of its variable rate debt. The Company is exposed to credit risk in the event of non-performance by the counterparty to these derivative financial instruments. However, management currently believes the risk of loss due to non-performance by the unrelated financial institutions is remote.

The Company accounts for its interest rate cap contracts as economic hedges marking them to their fair value taking into account present interest rates compared to the contracted fixed rate over the remaining term of the contract. Changes in the fair value of these economic hedges represent unrealized gains or losses which are included in interest and other income, net on the consolidated statements of operations.

As of March 31, 2026 and December 31, 2025, the Company had two interest rate cap contracts and one interest rate cap contract, respectively.

On March 30, 2026 the Company entered into an interest rate cap contract with a notional amount of $60.0 million that effectively caps SOFR at 5.50% from March 30, 2026 through April 15, 2028 at a cost of $0.1 million. See Note 5.

Additionally, on October 10, 2024, the Company entered into a one-year interest rate cap contract with a notional amount of $44.0 million that effectively capped SOFR at 3.00% from October 11, 2024 through October 11, 2025 at a cost of $0.5 million. On October 9, 2025, the Company extended the term of this interest rate cap contract through October 11, 2026 at a cost of $0.3 million. See Note 5.

The fair value of the Company’s interest rate cap contracts was $0.3 million and $0.2 million as of March 31, 2026 and December 31, 2025, respectively, and is included in prepaid expenses and other assets on the consolidated balance sheets.

For the three months ended March 31, 2026 and 2025, the Company recorded negative mark to market adjustments on derivative financial instruments of $16 and $0.3 million, respectively. These mark to market adjustments represented the change in the fair values of the Company’s interest rate cap contracts during such periods.

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

During the three months ended March 31, 2026 and 2025, respectively, the Company earned $0.1 million and $0.4 million, respectively, from its interest rate cap contracts. Earnings from interest rate cap contracts are recorded in interest expense, net on the consolidated statements of operations.

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

The fair values of the Company’s investments in debt securities are measured using quoted prices for these investments; however, the markets for these assets are not active. The fair values of the Company’s interest rate cap contracts are measured using other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of March 31, 2026 and December 31, 2025, all of the Company’s debt securities and interest rate cap contracts were classified as Level 2 assets and there were no transfers between the level classifications during the three months ended March 31, 2026 and 2025.

As of March 31, 2026 and December 31, 2025, management estimated that the carrying value of the Company’s cash and cash equivalents, restricted cash, prepaid expenses and other assets (exclusive of interest rate cap contracts) and accounts payable and accrued and other liabilities were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.

The fair values of the Company’s notes payable are categorized as a Level 2 in the fair value hierarchy. The fair values were estimated using a discounted cash flow analysis valuation on the estimated borrowing rates available for loans with similar terms and maturities. The fair values of the notes payable were determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair values of financial instruments is based on pertinent information available to management as of March 31, 2026 and December 31, 2025.

Carrying amounts of the Company’s notes payable and the related estimated fair value are as follows:

	As of March 31, 2026		As of December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable	$358,333	$352,247	$315,726	$317,218

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

5. Notes Payable

Notes payable consists of the following:

Property	Interest Rate	Weighted Average Interest Rate for the Three Months Ended March 31, 2026	Maturity Date	Amount Due at Maturity	As of March 31, 2026	As of December 31, 2025

Arbors Harbor Town	5.21%	5.21%	January 1, 2031	43,617	46,254	46,254

The Aster Apartments	5.20%	5.20%	June 1, 2030	21,765	21,765	21,765

Axis at Westmont (Repaid in full)				-	-	34,459

Axis at Westmont	SOFR + 2.35% (floor 4.85%)	6.14%	April 9, 2028	60,000	60,000	-

Valley Ranch Apartments (Repaid in full)				-	-	43,414

Valley Ranch Apartments	5.23%	5.23%	March 1, 2033	58,740	60,480	-

BayVue Apartments	4.98%	4.98%	July 1, 2030	47,232	48,188	48,188

Citadel Apartments Senior	SOFR + 1.61% (floor 1.71%)	5.28%	October 11, 2026	35,200	35,200	35,200

Citadel Apartments Junior	SOFR + 8.86% (floor 8.96%)	12.53%	October 11, 2026	8,800	8,800	8,800

Camellia Apartments	6.05%	6.05%	January 1, 2030	33,911	33,911	33,911

Discovery at Space Coast Apartments	5.60%	5.60%	January 1, 2030	42,668	43,735	43,735

Total notes payable		5.59%		$351,933	358,333	315,726

Less: Deferred financing costs					(7,622)	(5,252)

Total notes payable, net					$350,711	$310,474

SOFR as of March 31, 2026 and December 31, 2025 was 3.68% and 3.79%, respectively. The Company’s loans are secured by the indicated real estate and are non-recourse to the Company, unless otherwise indicated.

Arbors Harbor Town Mortgage

On December 11, 2025, the Company entered into a five-year $46.3 million non-recourse mortgage loan (the “Arbors Harbor Town Mortgage”) scheduled to mature on January 1, 2031. The Arbors Harbor Town Mortgage bears interest at 5.21% and requires monthly interest-only payments through December 31, 2026, monthly principal and interest payments of approximately $0.3 million thereafter, and the unpaid principal balance due upon maturity. The Arbors Harbor Town Mortgage is collateralized by Arbors Harbor Town. A substantial portion of the proceeds from the Arbors Harbor Town Mortgage were used to repay in full prior aggregate mortgage indebtedness of $34.4 million, which was also collateralized by Arbors Harbor Town. In connection with the Arbors Harbor Town Apartments Mortgage, the Company paid the Advisor a debt financing fee of $0.5 million.

BayVue Apartments Mortgage

On June 30, 2025, the Company entered into a five-year $48.2 million non-recourse mortgage loan (the “BayVue Apartments Mortgage”) scheduled to mature on July 1, 2030. The BayVue Apartments Mortgage bears interest at 4.98% and requires monthly interest-only payments through June 30, 2028, monthly principal and interest payments of approximately $0.2 million thereafter, and the unpaid principal balance due upon maturity. The BayVue Apartments Mortgage is collateralized by the BayVue Apartments. The majority of the proceeds from the BayVue Apartments Mortgage were used to repay in full prior aggregate mortgage indebtedness of $47.4 million, which was also collateralized by the BayVue Apartments. In connection with the BayVue Apartments Mortgage, the Company paid the Advisor a debt financing fee of $0.5 million.

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

Citadel Apartments Mortgages

On October 6, 2021, the Company simultaneously entered into non-recourse mortgage loan facilities for up to $39.2 million (the “Citadel Apartments Senior Mortgage”)and for up to $9.8 million (the “Citadel Apartments Junior Mortgage” and together with the Citadel Apartments Senior Mortgage, the “Citadel Apartments Mortgages”), respectively.  The Citadel Apartments Mortgages require monthly interest-only payments with the unpaid principal balance due upon maturity.

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

On September 26, 2024, the maturity dates of the Citadel Apartments Mortgages were both extended from October 11, 2024 to October 11, 2026 and as a result, no extension options remain. In connection with these extensions, the Company made an aggregate principal paydown of $5.0 million, which reduced the outstanding principal balances of the Citadel Apartments Senior Mortgage from $39.2 million to $35.2 million and the Citadel Apartments Junior Mortgage from $9.8 million to $8.8 million. Additionally, the lender allowed for the notional amount of the interest rate contracts to be reduced from $49.0 million to $44.0 million (as a result of the aggregate principal paydown of $5.0 million) and for SOFR to be capped at 3.00%, rather than 2.00%, through the maturity of the Citadel Apartments Mortgages. See Note 4.

Valley Ranch Apartments Mortgage

On February 14, 2019, the Company entered into a seven-year $43.4 million non-recourse mortgage loan which was scheduled to mature on March 1, 2026. This mortgage loan bore interest at 4.16% and required monthly interest-only payments with the unpaid principal balance due upon maturity. This mortgage loan was collateralized by the Valley Ranch Apartments.

On February 27, 2026, the Company entered into a $60.5 million non-recourse mortgage loan (the “Valley Ranch Apartments Mortgage”) scheduled to mature on March 1, 2033. The Valley Ranch Apartments Mortgage bears interest at 5.23% and requires monthly interest-only payments through April 1, 2030, monthly principal and interest payments of approximately $0.3 million thereafter, and the unpaid principal balance due upon maturity. The Valley Ranch Apartments Mortgage is collateralized by the Valley Ranch Apartments. A substantial portion of the proceeds from the Valley Ranch Apartments Mortgage were used to repay in full the above noted prior mortgage indebtedness of $43.4 million. In connection with the Valley Ranch Apartments Mortgage, the Company paid the Advisor a debt financing fee of $0.6 million.

Axis at Westmont Mortgage

On November 27, 2018, the Company assumed an existing non-recourse mortgage loan collateralized by the Axis at Westmont Apartments in the amount of $37.6 million which was initially scheduled to mature on February 1, 2026, however, the Company obtained a short-term extension until April 2, 2026 to provide additional time for it to refinance the maturing loan. The Axis at Westmont Mortgage bore interest at a fixed annual rate of 4.39% and required monthly interest only payments until March 1, 2021, monthly principal and interest payments of $0.2 million thereafter, and the unpaid principal balance due upon maturity.

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

On March 30, 2026, the Company entered into a $60.0 million non-recourse mortgage loan (the “Axis at Westmont Apartments Mortgage”) scheduled to initially mature on April 9, 2028, which has three, one-year extension options, subject to the satisfaction of certain conditions. The Axis at Westmont Apartments Mortgage bears interest at  SOFR + 2.35%, subject to a floor of 4.85%, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Axis at Westmont Apartments Mortgage is collateralized by  the Axis at Westmont Apartments. A substantial portion of the proceeds from the Axis at Westmont Apartments Mortgage were used to repay in full the above noted prior mortgage indebtedness of $34.5 million. In connection with the Axis at Westmont Apartments Mortgage, the Company paid the Advisor a debt financing fee of $0.6 million.

Pursuant to the terms of the Axis at Westmont Apartments Mortgage, the Company is required to maintain an interest rate cap contract in the notional amount of $60.0 million pursuant to which the SOFR rate is capped at 5.50% for as long as the Axis at Westmont Apartments Mortgage remains outstanding. See Note 4.

The following table provides information with respect to the contractual maturities and scheduled principal repayments of the Company’s indebtedness as of March 31, 2026.

	2026	2027	2028	2029	2030	Thereafter	Total
Principal maturities	$44,000	$574	$61,336	$1,761	$146,565	$104,097	$358,333

Less: deferred financing costs							(7,622)

Total notes payable, net							$350,711

As of March 31, 2026, the Company was in compliance with all of its financial covenants.

Mortgage Debt Maturities

The Citadel Apartments Mortgages (aggregate outstanding principal balance of $44.0 million as of March 31, 2026) are scheduled to mature on October 11, 2026. The Company currently intends to seek to extend or refinance the Citadel Apartments Mortgages on or before their scheduled maturity date although there can be no assurances that it will be able to do so. If the Company is unable to successfully extend or refinance its maturing mortgage indebtedness, it may also consider repaying the then outstanding principal balances due at their respective maturity dates with available cash on hand and/or proceeds from selective asset sales even though such mortgage indebtedness is not recourse to it. Other than the Citadel Apartments Mortgages, the Company has no additional maturities of mortgage debt over the next 12 months from the date of these consolidated financial statements.

6. Stockholders’ Equity

Tender Offer

On December 30, 2025, the Board of Directors approved an issuer self-tender offer (the “Tender Offer”) to commence on or about December 31, 2025, for up to 2.2 million of the Company’s Common Shares at a price of $14.08 per Common Share, or approximately $31.1 million.

The Company commenced the Tender Offer on December 31, 2025 and a total of approximately 3.9 million Common Shares were properly tendered and not withdrawn before the expiration of the Tender Offer on February 13, 2026. In accordance with the terms and conditions of the Tender Offer, on March 5, 2026 the Company accepted and purchased approximately 2.2 million Common Shares at a purchase price of $14.08 per Common Share, for an aggregate cost of approximately $31.1 million.

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

Pursuant to the terms of the Amended SRP, any Common Shares approved for redemption are redeemed on a periodic basis as determined by the Board of Directors, generally shortly after the end of each quarterly period. However, the Company will not redeem, during any year, more than 5% of the number of Common Shares outstanding on last day of the previous year (the “5% Limitation”). The cash available for redemption of Common Shares is set by the Board of Directors not less often than at least annually (the “Funding Limitation” and, together with the 5% Limitation, the “Redemption Limitations”). The Company may change the amount of the Redemption Limitations upon 10 business days of notice to its stockholders and may provide notice of any change to the Redemption Limitations by either including such information in (a) a current report on Form 8-K, an annual report on Form 10-K or a quarterly report on Form 10-Q, all which are publicly filed with the U.S. Securities and Exchange Commission or (b) a separate mailing to the Company’s stockholders.

Redemption requests may be subject to proration due to the above noted Redemption Limitations and are not considered on a first come, first served basis.

The Board of Directors reserves the right in its sole discretion at any time and from time to time, subject to any notice requirements described in the Amended SRP, to (i) reject any request for redemption of Common Shares, (ii) change the purchase price for redemption of Common Shares, (iii) limit the funds to be used for redemption of Common Shares under the Amended SRP or otherwise change the Redemption Limitations, or (iv) amend, suspend (in whole or in part) or terminate the Amended SRP.

In connection with the approval of the Tender Offer and as required by the rules of the Securities Exchange Act of 1934, as amended, the Board of Directors approved the immediate suspension of the Amended SRP effective December 30, 2025. While the Amended SRP was suspended, the Company did not accept any requests for redemption and any such requests and all pending requests were not honored or retained.

On March 26, 2026, the Board of Directors reinstated the Amended SRP and determined it would consider the amount of cash available for redemption of Common Shares on a quarterly basis throughout 2026. On the same date, the Board of Directors approved that an amount up to $2.0 million would be made available for consideration of redemption requests for the second, third and fourth quarters of 2026.

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

The advisory agreement has a one-year term and is renewable annually upon the mutual consent of the Advisor and the Company’s independent directors.

The following table represents the fees incurred associated with the payments to the Advisor:

	For the Three Months Ended March 31,
	2026	2025
Property management oversight fees (property operating expenses)	$134	$132
Debt financing fees(1)	1,205	-
Administrative services reimbursement (general and administrative costs)	414	404
Asset management fees (general and administrative costs)	966	998

Total	$2,719	$1,534

(1)	Capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan.

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

All of our current investments are located in the U.S. We currently intend to hold our various real estate properties until such time as our board of directors (the “Board of Directors”) determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.  We currently have one operating segment. As of March 31, 2026, we wholly owned and consolidated eight multifamily residential properties containing an aggregate 2,480 apartment units.

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

Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents of $67.0 million, marketable securities, available for sale of $4.0 million and restricted cash of $4.7 million.

Our principal demands for funds going forward are expected to be for the payment of (a) our anticipated operating expenses, including capital expenditures, and (b) scheduled debt service (excluding any balloon payments due at maturity) on our outstanding indebtedness including any required replacement interest rate cap contracts and including our current expectation that we will successfully extend or refinance the Citadel Apartments Mortgages on or before their scheduled maturity date (see “Mortgage Debt Maturities”). We also may, at our discretion, use funds for (a) tender offers and/or redemptions of our Common Shares, (b) distributions, if any, to our shareholders, and (c) selective acquisitions and/or real estate-related investments. Generally, we expect to meet our cash needs with our cash and cash equivalents and marketable securities on hand along with our cash flow from operations and the release of certain funds held in restricted cash.

However, to the extent that these sources are not sufficient to cover our cash needs, we may use proceeds from additional borrowings and/or selective asset sales to fund such needs.

2026 Financing Activities

Axis at Westmont Mortgage

On March 30, 2026, we entered into a $60.0 million non-recourse mortgage loan (the “Axis at Westmont Apartments Mortgage”) scheduled to initially mature on April 9, 2028, which has three, one-year extension options subject to the satisfaction of certain conditions. The Axis at Westmont Apartments Mortgage bears interest at  SOFR + 2.35%, subject to a floor of 4.85%, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Axis at Westmont Apartments Mortgage is collateralized by  the Axis at Westmont Apartments. A substantial portion of the proceeds from the Axis at Westmont Apartments Mortgage were used to repay in full prior mortgage indebtedness of $34.5 million, which was also collateralized by the Axis at Westmont Apartments. In connection with the Axis at Westmont Apartments Mortgage, we paid the Advisor a debt financing fee of $0.6 million.

Valley Ranch Apartments Mortgage

On February 27, 2026, we entered into a $60.5 million non-recourse mortgage loan (the “Valley Ranch Apartments Mortgage”) scheduled to mature on March 1, 2033. The Valley Ranch Apartments Mortgage bears interest at 5.23% and requires monthly interest-only payments through April 1, 2030, monthly principal and interest payments of approximately $0.3 million thereafter, and the unpaid principal balance due upon maturity. The Valley Ranch Apartments Mortgage is collateralized by the Valley Ranch Apartments. A substantial portion of the proceeds from the Valley Ranch Apartments Mortgage were used to repay in full the prior mortgage indebtedness of $43.4 million, which was also collateralized by the Valley Ranch Apartments. In connection with the Valley Ranch Apartments Mortgage, we paid the Advisor a debt financing fee of $0.6 million.

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

Concentration of Credit Risk

As of March 31, 2026 and December 31, 2025,  we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and currently believe that we are not exposed to any significant credit risk for our cash and cash equivalents or restricted cash.

Results of Operations

We completed the disposition of the Autumn Breeze Apartments on February 27, 2025 and it did not qualify to be reported as discontinued operations since it did not represent a strategic shift that had a major effect on our operations and financial results. Accordingly, the operating results of the Autumn Breeze Apartments are reflected in our results from continuing operations for all periods presented through its date of disposition.

Three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Our results of operations for the three months ended March 31, 2026 compared to the same period in 2025 reflect the operating results of the properties owned by us during such periods. Properties which were owned by us during the entire periods presented are referred to as our “Same Store” properties.

The following table provides summary information about our results of operations:

						Percentage of
	Three Months Ended			Change	Change	Change
	March 31,			due to	due to	due to
	2026	2025	Change	Disposition(1)	Same Store(2)	Same Store
Rental revenues	$12,559	$13,608	$(1,049)	$(893)	$(156)	(1.2)%
Property operating expenses	4,072	4,435	(363)	(436)	73	1.8%
Real estate taxes	1,545	1,918	(373)	(146)	(227)	(12.9)%
General and administrative expenses	2,010	1,977	33	9	24	1.2%
Depreciation and amortization expense	3,750	4,284	(534)	(261)	(273)	(6.8)%
Interest expense, net	4,589	4,328	261	(171)	432	10.4%

(1)	Represents the effect on our results for the periods indicated resulting from our disposition of the Autumn Breeze Apartments on February 27, 2025.

(2)	Represents the change for three months ended March 31, 2026 compared to the same period in 2025 for real estate investments owned by us during the entire periods presented (“Same Store”). We had eight Same Store properties for the periods ended March 31, 2026 and 2025 consisting of Arbors Harbor Town, The Aster, Axis at Westmont, Valley Ranch Apartments, BayVue Apartments, Citadel Apartments, Camellia Apartments and Discovery at Space Coast Apartments.

The following table reflects total rental revenues and total property operating expenses for the three months ended March 31, 2026 and 2025 for our Same Store properties and the disposition of the Autumn Breeze Apartments:

	Three Months Ended March 31,
Description	2026	2025	Change
Rental Revenues:
Same Store	$12,559	$12,715	$(156)
Disposition (Autum Breeze Apartments)	-	893	(893)
Total rental revenues	$12,559	$13,608	$(1,049)

Property Operating Expenses:
Same Store	$4,072	$3,999	$73
Disposition (Autum Breeze Apartments)	-	436	(436)
Total property operating expenses	$4,072	$4,435	$(363)

The table below reflects the occupancy and effective monthly rental rates per unit for our eight wholly owned multifamily residential properties:

	Occupancy		Effective Monthly Rent per Unit(1)
	As of March 31,		As of March 31,
Property	2026	2025	2026	2025
Arbors Harbor Town	91%	93%	$1,744	$1,695
The Aster	91%	93%	$1,466	$1,410
Axis at Westmont	94%	99%	$1,729	$1,652
Valley Ranch Apartments	96%	96%	$1,897	$1,860
BayVue Apartments	94%	92%	$1,543	$1,559
Citadel Apartments	96%	95%	$1,739	$1,751
Camellia Apartments	89%	97%	$1,657	$1,595
Discovery at Space Coast Apartments	96%	93%	$1,898	$1,916

Weighted average total	94%	95%	$1,715	$1,685

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

Rental Revenues

Rental revenues for the three months ended March 31, 2026 were $12.6 million, a decrease of $1.0 million, compared to $13.6 million for the same period in 2025.  Excluding the effect of the disposition of the Autumn Breeze Apartments, our rental revenues decreased by $0.2 million for our Same Store properties during the 2026 period principally due to a slight decline in occupancy.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2026 were $4.1 million, a decrease of $0.3 million, compared to $4.4 million for the same period in 2025.  Excluding the effect of the disposition of the Autumn Breeze Apartments, our property operating expenses were relatively unchanged for our Same Store properties during the 2026 period.

Real Estate Taxes

Real estate taxes for the three months ended March 31, 2026 were $1.5 million, a decrease of $0.4 million, compared to $1.9 million for the same period in 2025. Excluding the effect of the disposition of the Autumn Breeze Apartments, our real estate taxes decreased by $0.2 million for our Same Store properties during the 2026 period.

General and Administrative Expenses

General and administrative expenses for both the three months ended March 31, 2026 and 2025 were $2.0 million. Excluding the effect of the disposition of the Autumn Breeze Apartments, our general and administrative expenses were relatively unchanged for our Same Store properties during the 2026 period.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2026 was $3.8 million, a decrease of $0.5 million, compared to $4.3 million for the same period in 2025.  Excluding the effect of the disposition of the Autumn Breeze Apartments, our depreciation and amortization expenses decreased by $0.3 million for our Same Store properties during the 2026 period. This decrease was primarily attributable to lower amortization expense associated with in-place lease intangibles during the 2026 period as a result of certain of them becoming fully amortized during 2025.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2026 was $4.6 million, an increase of $0.3 million, compared to $4.3 million for the same period in 2025.  Interest expense is primarily attributable to the mortgage financings associated with our multifamily residential properties and reflects both changes in market interest rates on our variable rate indebtedness, the amortization of deferred financing costs and the weighted average principal outstanding during each of the periods. Excluding the effect of the disposition of the Autumn Breeze Apartments, interest expense, net increased by $0.4 million for our Same Store properties during the 2026 period compared to the 2025 period. Additionally, during the three months ended March 31, 2026 and 2025, we earned $0.1 million and $0.4 million, respectively, from our interest rate cap contracts which is recorded in interest expense, net.

Gain on Sale of Investment Property

In connection with the sale of the Autumn Breeze Apartments on February 27, 2025, we recognized a gain on sale of investment property of $18.1 million during the first calendar quarter of 2025.

Interest and Other Income, Net

Interest and other income, net was $0.8 million and $0.2 million during the three months ended March 31, 2026 and 2025, respectively. The increase reflects (i) higher interest income during the 2026 period resulting from an increase in our cash and cash equivalents on hand and (ii) negative mark to market adjustments on derivative financial instruments of $0.3 million recorded during the 2025 period.

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

The advisory agreement has a one-year term and is renewable annually upon the mutual consent of our Advisor and our independent directors.

The following table represents the fees incurred associated with the payments to our Advisor:

	For the Three Months Ended March 31,
	2026	2025
Property management oversight fees (property operating expenses)	$134	$132
Debt financing fees(1)	1,205	-
Administrative services reimbursement (general and administrative costs)	414	404
Asset management fees (general and administrative costs)	966	998

Total	$2,719	$1,534

(1)	Capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan.

Summary of Cash Flows

Operating activities

The net cash used in operating activities of $0.2 million for the three months ended March 31, 2026 consisted of our net loss of $2.6 million and the net negative change in operating assets and liabilities of $1.8 million adjusted to add back depreciation and amortization expense of $3.8 million and amortization of deferred financing costs of $0.4 million.

Investing activities

The net cash used in investing activities of $0.6 million for the three months ended March 31, 2026 consisted primarily of capital expenditures.

Financing activities

The net cash provided by financing activities of $8.8 million for the three months ended March 31, 2026 consisted primarily of the following:

●	proceeds from notes payable of $120.5 million;

●	principal payments on notes payable of $77.9 million;

●	payment of loan fees and expenses of $2.7 million; and

●	tender of common stock of $31.1 million.

Debt Financings

From time to time, we have obtained mortgage, bridge, or mezzanine loans for acquisitions and investments, as well as property development, redevelopment and renovations. In the future, we may obtain new financings for such activities or to refinance our existing real estate assets, depending on multiple factors.

Our notes payable balance was $350.7 million, net of deferred financing fees of $7.6 million, and had a weighted average interest rate of 5.59% as of March 31, 2026. Our notes payable balance was $310.5 million, net of deferred financing fees of $5.3 million, and had a weighted average interest rate of 5.37% as of December 31, 2025.

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

We account for our interest rate cap contracts as economic hedges marking them to their fair market value taking into account present market interest rates compared to the contractual fixed rate over the life of the contract. The changes in the fair value of these economic hedges represent unrealized gains or losses on the interest rate cap contracts which are included in interest and other income, net on the consolidated statements of operations.

Pursuant to the terms of our Axis at Westmont Mortgage and Citadel Apartments Mortgages, we are required to maintain interest rate cap contracts at certain required notional amounts capping SOFR at prescribed rates for as long as these mortgages remain outstanding. See Note 5 of the Notes to Consolidated Financial Statements.

On March 30, 2026 we entered into an interest rate cap contract with a notional amount of $60.0 million that effectively caps SOFR at 5.50% from March 30, 2026 through April 15, 2028 at a cost of $0.1 million.

Additionally, on October 10, 2024, we entered into a one-year interest rate cap contract with a notional amount of $44.0 million that effectively capped SOFR at 3.00% from October 11, 2024 through October 11, 2025 at a cost of $0.5 million. On October 9, 2025, we extended the term of this interest rate cap contract through October 11, 2026 at a cost of $0.3 million.

Contractual Obligations

One of our principal short-term and long-term liquidity requirements includes the refinancing or repayment of our maturing mortgage debt. The following table provides information with respect to the contractual maturities and scheduled debt service payments of our mortgage indebtedness as of March 31, 2026:

Contractual Obligations	2026	2027	2028	2029	2030	Thereafter	Total
Principal Maturities	$44,000	$574	$61,336	$1,761	$146,565	$104,097	$358,333
Interest Payments(1)	14,743	17,450	14,946	13,817	7,580	7,281	75,817

Total Contractual Obligations	$58,743	$18,024	$76,282	$15,578	$154,145	$111,378	$434,150

(1)	These amounts represent future interest payments related to notes payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month SOFR rate. For purposes of calculating future interest amounts on variable interest rate debt, the one-month SOFR rate as of March 31, 2026 was used.

As of March 31, 2026, we were in compliance with all of our financial debt covenants.

Mortgage Debt Maturities

Our nonrecourse mortgage loans (the “Citadel Apartments Mortgages”) collateralized by the Citadel Apartments (aggregate outstanding principal balance of $44.0 million as of March 31, 2026) are scheduled to mature on October 11, 2026. We currently intend to seek to extend or refinance the Citadel Apartments Mortgages on or before their scheduled maturity date.

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

Tender Offer

On December 30, 2025, our Board of Directors approved an issuer self-tender offer (the “Tender Offer”) to commence on or about December 31, 2025, for up to 2.2 million of our Common Shares at a price of $14.08 per Common Share, or approximately $31.1 million.

We commenced the Tender Offer on December 31, 2025 and a total of approximately 3.9 million Common Shares were properly tendered and not withdrawn before the expiration of the Tender Offer on February 13, 2026. In accordance with the terms and conditions of the Tender Offer, on March 5, 2026 we accepted and purchased approximately 2.2 million Common Shares at a purchase price of $14.08 per Common Share, for an aggregate cost of approximately $31.1 million.

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

In connection with the approval of the Tender Offer and as required by the rules of the Securities Exchange Act of 1934, as amended, the Board of Directors approved the immediate suspension of the Amended SRP effective December 30, 2025. While the Amended SRP was suspended, we did not accept any requests for redemption and any such requests and all pending requests were not be honored or retained.

On March 26, 2026, the Board of Directors reinstated the Amended SRP and determined it would consider the amount of cash available for redemption of Common Shares on a quarterly basis throughout 2026. On the same date, the Board of Directors approved that an amount up to $2.0 million would be made available for consideration of redemption requests for the second, third and fourth quarters of 2026.

For the three months ended March 31, 2025, we repurchased 148,258 Common Shares, pursuant to the Amended SRP at a weighted average price per share of $13.49.

Distributions

We made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2008. U.S. federal tax law requires a REIT to distribute at least 90% of our annual REIT taxable income (which does not equal net income, as calculated in accordance with GAAP determined without regard to the deduction for dividends paid and excluding any net capital gain in order to maintain our REIT status. However, in order to continue to qualify for REIT status, it is possible we may be unable to make any such required distributions if they are in an amount in excess of our available cash.

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

Funds from Operations and Modified Funds from Operations

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

Our calculations of FFO and MFFO are presented below (dollar amounts and shares in thousands, except per share amounts):

	For the Three Months Ended March 31,
Description	2026	2025
Net (loss)/income	$(2,578)	$15,002
FFO adjustments:
Depreciation and amortization of real estate assets	3,750	4,284
Gain on sale of investment property	-	(18,112)
FFO	1,172	1,174
MFFO adjustments:
Mark-to-market adjustments(1)	16	330
Non-recurring loss from extinguishment/sale of debt, derivatives or securities holdings(2)	(6)	1
MFFO - IPA recommended format	$1,182	$1,505

Net (loss)/income	$(2,578)	$15,002
Net (loss)/income per common share, basic and diluted	$(0.15)	$0.80

FFO	$1,172	$1,174
FFO per common share, basic and diluted	$0.07	$0.06

Weighted average number of common shares outstanding, basic and diluted	17,729	18,836

(1)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

(2)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

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

Our critical accounting policies and estimates have not changed significantly from the discussion found in the Management Discussion and Analysis and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the US. Securities and Exchange Commission, or SEC, on March 26, 2026.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of March 31, 2026, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control-New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of March 31, 2026, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our Common Shares are not currently listed on any national securities exchange. The timing of a liquidity event for our stockholders will depend upon then prevailing market conditions and the Board of Directors’ assessment of our investment objectives and liquidity options for our stockholders. The Board of Directors has established June 30, 2033 as the targeted timeline for us to commence a liquidity event based on their assessment of our investment objectives and liquidity options for our stockholders. We can provide no assurances as to the actual timing of the commencement of a liquidity event, the duration of a liquidity event, or our ultimate liquidation. Furthermore, we are required to seek stockholder approval prior to liquidating our entire portfolio.

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

LIGHTSTONE VALUE PLUS REIT V, INC.

Date: May 15, 2026	By:	/s/ Mitchell C. Hochberg
Mitchell C. Hochberg
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed on May 15, 2026, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.