Form 10-Q
period 2026-06-30
Lightstone Value Plus REIT V, Inc.
filed 2026-08-13
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes ☐ No ☒

As of August 7, 2026, the Registrant had approximately 16.0 million shares of common stock outstanding.

LIGHTSTONE VALUE PLUS REIT V, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Investment property:
Land and improvements	$88,993	$88,744
Building and improvements	363,035	361,677
Furniture, fixtures and equipment	13,576	13,227
Gross investment property	465,604	463,648
Less accumulated depreciation	(93,438)	(85,932)
Net investment property	372,166	377,716

Cash and cash equivalents	66,037	58,044
Marketable securities, available for sale	4,048	4,057
Restricted cash	5,807	5,727
Prepaid expenses and other assets	2,457	1,468

Total Assets	$450,515	$447,012

Liabilities and Stockholders’ Equity
Notes payable, net	$351,282	$310,474
Accounts payable and accrued and other liabilities	7,363	7,140

Total liabilities	358,645	317,614

Commitments and Contingencies

Stockholders’ Equity:

Company’s stockholders’ equity:
Preferred stock, $.0001 par value per share; 50.0 million shares authorized, none issued and outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, issued and outstanding	—	—
Common stock, $.0001 par value per share; 350.0 million shares authorized, 16.1 million and 18.3 million shares issued and outstanding, respectively	2	2
Additional paid-in-capital	116,766	147,824
Accumulated other comprehensive income	72	101
Accumulated deficit	(24,970)	(18,529)

Total Stockholders’ Equity	91,870	129,398
Total Liabilities and Stockholders’ Equity	$450,515	$447,012

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollars and shares in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Rental revenues	$12,640	$12,616	$25,199	$26,224

Expenses
Property operating expenses	4,260	4,206	8,332	8,641
Real estate taxes	1,596	1,613	3,141	3,531
General and administrative	1,965	2,035	3,975	4,012
Depreciation and amortization	3,756	4,084	7,506	8,368
Total expenses	11,577	11,938	22,954	24,552

Interest expense, net	(5,614)	(4,383)	(10,203)	(8,711)
Interest income	501	371	924	622
Gain on sale of investment property	—	—	—	18,112
Other income, net	187	86	593	59
Net (loss)/income	(3,863)	(3,248)	(6,441)	11,754
Weighted average shares outstanding:
Basic and diluted	16,147	18,683	16,929	18,759

Basic and diluted net (loss)/income per share	$(0.24)	$(0.17)	$(0.38)	$0.63
Comprehensive (loss)/income:
Net (loss)/income	$(3,863)	$(3,248)	$(6,441)	$11,754
Other comprehensive income/(loss):
Holding gain/(loss) on marketable securities, available for sale	—	36	(23)	75
Reclassification adjustment for loss/(gain) on sale of marketable securities included in net (loss)/income	—	5	(6)	6
Total other comprehensive income/(loss)	—	41	(29)	81
Comprehensive (loss)/income	$(3,863)	$(3,207)	$(6,470)	$11,835

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Stockholders’ Equity

(Dollars and shares in thousands)

(unaudited)

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
BALANCE, March 31, 2025	1	$—	18,793	$2	$153,846	$9	$(7,161)	$146,696

Net loss	—	—	—	—	—	—	(3,248)	(3,248)
Redemption and cancellation of common stock	—	—	(148)	—	(2,000)	—	—	(2,000)
Other comprehensive loss:
Holding gain on marketable securities, available for sale	—	—	—	—	—	36	—	36
Reclassification adjustment for loss on sale of marketable securities included in net loss	—	—	—	—	—	5	—	5

BALANCE, June 30, 2025	1	$—	18,645	$2	$151,846	$50	$(10,409)	$141,489

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
BALANCE, December 31, 2024	1	$—	18,941	$2	$155,846	$(31)	$(22,163)	$133,654

Net income	—	—	—	—	—	—	11,754	11,754
Redemption and cancellation of common stock	—	—	(296)	—	(4,000)	—	—	(4,000)
Other comprehensive loss:
Holding gain on marketable securities, available for sale	—	—	—	—	—	75	—	75
Reclassification adjustment for loss on sale of marketable securities included in net income	—	—	—	—	—	6	—	6

BALANCE, June 30, 2025	1	$—	18,645	$2	$151,846	$50	$(10,409)	$141,489

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
BALANCE, March 31, 2026	1	$—	16,147	$2	$116,766	$72	$(21,107)	$95,733

Net loss	—	—	—	—	—	—	(3,863)	(3,863)

BALANCE, June 30, 2026	1	$—	16,147	2	$116,766	$72	$(24,970)	$91,870

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
BALANCE, December 31, 2025	1	$—	18,347	$2	$147,824	$101	$(18,529)	$129,398

Net loss	—	—	—	—	—	—	(6,441)	(6,441)
Tender of common stock	—	—	(2,200)	—	(31,058)	—	—	(31,058)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	—	—	—	—	—	(23)	—	(23)
Reclassification adjustment for gain on sale of marketable securities included in net loss	—	—	—	—	—	(6)	—	(6)

BALANCE, June 30, 2026	1	$—	16,147	$2	$116,766	$72	$(24,970)	$91,870

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(6,441)	$11,754
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	7,506	8,368
Amortization of deferred financing fees	927	628
Gain on sale of investment property	—	(18,112)
Mark to market adjustment on derivative financial instruments	109	653
Other non-cash adjustments	(5)	6
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(1,098)	(1,000)
Increase/(decrease) in accounts payable and accrued and other liabilities	89	(2,258)

Net cash provided by operating activities	1,087	39

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(1,823)	(1,611)
Purchases of marketable securities	(736)	(419)
Proceeds from sale of marketable securities	721	372
Proceeds from sale of investment property, net of closing costs	—	59,228

Net cash (used in)/provided by investing activities	(1,838)	57,570
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(77,873)	(91,981)
Proceeds from notes payable	120,480	69,953
Payment of loan fees and expenses	(2,725)	(1,879)
Redemption and cancellation of common stock	(31,058)	(4,000)

Net cash provided by/(used in) financing activities	8,824	(27,907)

Change in cash, cash equivalents and restricted cash	8,073	29,702
Cash, cash equivalents and restricted cash, beginning of year	63,771	27,797
Cash, cash equivalents and restricted cash, end of period	$71,844	$57,499

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$9,062	$8,871

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in its consolidated statements of cash flows for the periods presented:
Cash and cash equivalents	$66,037	$39,621
Restricted cash	5,807	17,878
Total cash, cash equivalents and restricted cash	$71,844	$57,499

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

Substantially all of the Company’s business is conducted through Lightstone REIT V OP LP, a limited partnership organized in Delaware (the “Operating Partnership”). As of June 30, 2026, the Company’s wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner. As of June 30, 2026, the Company’s wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

All of the Company’s current investments are located in the U.S. The Company currently intends to hold its various real properties until such time as its board of directors (the “Board of Directors”) determines that a sale or other disposition appears to be advantageous to achieve the Company’s investment objectives or until it appears that the objectives will not be met. The Company currently has one operating segment. As of June 30, 2026, the Company wholly owned and consolidated eight multifamily residential properties containing an aggregate of 2,480 apartment units.

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

Organization

In connection with the Company’s initial capitalization, the Company issued 22,500 shares of its common stock (“Common Shares”) and 1,000 shares of its convertible stock (“Convertible Shares”) to the Company’s former advisor on January 19, 2007. The 1,000 Convertible Shares were subsequently transferred to an affiliate of Lightstone on February 10, 2017 and remain outstanding. As of June 30, 2026, the Company had 16.1 million Common Shares outstanding.

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

The Company’s income tax expense and benefits are included in other income, net on its consolidated statements of operations. During both of the six months ended June 30, 2026 and 2025, the Company recorded income tax expense of $0.1 million.

Concentration of Credit Risk

As of June 30, 2026 and December 31, 2025, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and currently believes that it is not exposed to any significant credit risk for its cash and cash equivalents or restricted cash.

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

New Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued accounting standards update (“ASU”) 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses.” ASU 2024-03 will require public business entities to provide more detailed information in the notes to their financial statements about the types of expenses included in commonly presented expense captions. ASU 2024-03 does not require any changes to the expense captions a public business entity presents on the face of its income statement. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact adoption of ASU 2024-03 will have on its consolidated financial statements and related disclosures.

3.	Real Estate Properties

The following table presents certain information about the Company’s wholly owned and consolidated multifamily real estate properties as of June 30, 2026:

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
			2,480

4.	Marketable Securities, Derivative Financial Instruments and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale marketable securities:

	As of June 30, 2026
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate and Government Bonds	$3,977	$107	$(36)	$4,048

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

	As of December 31, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate and Government Bonds	$3,956	$139	$(38)	$4,057

As of June 30, 2026, the Company has not recognized an allowance for expected credit losses related to available-for-sale debt securities as the Company has not identified any unrealized losses for these investments attributable to credit factors. The Company’s unrealized loss on investments in debt securities was primarily caused by changes in interest rates. The Company does not currently intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis.

The following table summarizes the estimated fair value of the Company’s investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of June 30, 2026
Due in 1 year	$563
Due in 1 year through 5 years	3,363
Due in 5 years through 10 years	122
Due after 10 years	—
Total	$4,048

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

As of June 30, 2026 and December 31, 2025, the Company had two interest rate cap contracts and one interest rate cap contract, respectively.

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

The fair value of the Company’s interest rate cap contracts was $0.2 million as of both June 30, 2026 and December 31, 2025, and is included in prepaid expenses and other assets on the consolidated balance sheets.

During the six months ended June 30, 2026, the Company earned $0.1 million and during the three and six months ended June 30, 2025, the Company earned $0.3 million and $0.7 million, respectively, from its interest rate cap contracts. Earnings from interest rate cap contracts are recorded in interest expense, net on the Company’s consolidated statements of operations.

For both the three and six months ended June 30, 2026, the Company recorded negative mark to market adjustments on derivative financial instruments of $0.1 million and during the three and six months ended June 30, 2025, the Company recorded negative mark to market adjustments on derivative financial instruments of $0.3 million and $0.7 million, respectively.

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

The fair values of the Company’s investments in debt securities are measured using quoted prices for these investments; however, the markets for these assets are not active. The fair values of the Company’s interest rate cap contracts are measured using other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of June 30, 2026 and December 31, 2025, all of the Company’s debt securities and interest rate cap contracts were classified as Level 2 assets and there were no transfers between the level classifications during the six months ended June 30, 2026 and 2025.

As of June 30, 2026 and December 31, 2025, management estimated that the carrying value of the Company’s cash and cash equivalents, restricted cash, prepaid expenses and other assets (exclusive of interest rate cap contracts) and accounts payable and accrued and other liabilities were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.

The fair values of the Company’s notes payable are categorized as a Level 2 in the fair value hierarchy. The fair values were estimated using a discounted cash flow analysis valuation on the estimated borrowing rates available for loans with similar terms and maturities. The fair values of the notes payable were determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair values of financial instruments is based on pertinent information available to management as of June 30, 2026 and December 31, 2025.

Carrying amounts of the Company’s notes payable and the related estimated fair value are as follows:

	As of June 30, 2026		As of December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable	$358,333	$350,168	$315,726	$317,218

Lightstone Value Plus REIT V, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

5.	Notes Payable

Notes payable consists of the following:

Property	Interest Rate	Weighted Average Interest Rate for the Six Months Ended June 30, 2026	Maturity Date	Amount Due at Maturity	As of June 30, 2026	As of December 31, 2025

Arbors Harbor Town	5.21%	5.21%	January 1, 2031	43,617	46,254	46,254

The Aster Apartments	5.20%	5.20%	June 1, 2030	21,765	21,765	21,765

Axis at Westmont (Repaid in full)				—	—	34,459

Axis at Westmont	SOFR + 2.35% (floor 4.85%)	5.98%	April 9, 2028	60,000	60,000	—

Valley Ranch Apartments (Repaid in full)				—	—	43,414

Valley Ranch Apartments	5.23%	5.23%	March 1, 2033	58,740	60,480	—

BayVue Apartments	4.98%	4.98%	July 1, 2030	47,232	48,188	48,188

Citadel Apartments Senior	SOFR + 1.61% (floor 1.71%)	5.27%	October 11, 2026	35,200	35,200	35,200

Citadel Apartments Junior	SOFR + 8.86% (floor 8.96%)	12.52%	October 11, 2026	8,800	8,800	8,800

Camellia Apartments	6.05%	6.05%	January 1, 2030	33,911	33,911	33,911

Discovery at Space Coast Apartments	5.60%	5.60%	January 1, 2030	42,668	43,735	43,735

Total notes payable		5.58%		$351,933	358,333	315,726

Less: Deferred financing costs					(7,051)	(5,252)

Total notes payable, net					$351,282	$310,474

SOFR as of June 30, 2026 and December 31, 2025 was 3.63% and 3.79%, respectively. The Company’s loans are secured by the indicated real estate and are non-recourse to the Company, unless otherwise indicated.

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

The following table provides information with respect to the contractual maturities and scheduled principal repayments of the Company’s indebtedness as of June 30, 2026.

	2026	2027	2028	2029	2030	Thereafter	Total
Principal maturities	$44,000	$574	$61,336	$1,761	$146,565	$104,097	$358,333

Less: deferred financing costs							(7,051)

Total notes payable, net							$351,282

As of June 30, 2026, the Company was in compliance with all of its financial covenants.

Mortgage Debt Maturities

The Citadel Apartments Mortgages (aggregate outstanding principal balance of $44.0 million as of June 30, 2026) are scheduled to mature on October 11, 2026. The Company currently intends to refinance the Citadel Apartments Mortgages on or before their scheduled maturity date although there can be no assurances that it will be able to do so. If the Company is unable to successfully refinance its maturing mortgage indebtedness, it may also consider repaying the then outstanding principal balances due at their respective maturity dates with available cash on hand and/or proceeds from selective asset sales even though such mortgage indebtedness is not recourse to it. Other than the Citadel Apartments Mortgages, the Company has no additional maturities of mortgage debt over the next 12 months from the date of these consolidated financial statements.

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

Pursuant to the terms of the Amended SRP, any Common Shares approved for redemption are redeemed on a periodic basis as determined by the Board of Directors, generally shortly after the end of each quarterly period. However, the Company will not redeem, during any year, more than 5% of the number of Common Shares outstanding on the last day of the previous year (the “5% Limitation”). The cash available for redemption of Common Shares is set by the Board of Directors not less often than at least annually (the “Funding Limitation” and, together with the 5% Limitation, the “Redemption Limitations”). The Company may change the amount of the Redemption Limitations upon 10 business days of notice to its stockholders and may provide notice of any change to the Redemption Limitations by either including such information in (a) a current report on Form 8-K, an annual report on Form 10-K or a quarterly report on Form 10-Q, all which are publicly filed with the U.S. Securities and Exchange Commission or (b) a separate mailing to the Company’s stockholders.

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

The advisory agreement has a one-year term and is renewable annually upon the mutual consent of the Advisor and the Company’s independent directors.

The following table represents the fees incurred associated with the payments to the Advisor:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Property management oversight fees (property operating expenses)	$134	$139	$268	$271
Debt financing fees(1)	—	700	1,205	700
Administrative services reimbursement (general and administrative costs)	414	405	828	809
Asset management fees (general and administrative costs)	965	932	1,931	1,930

Total	$1,513	$2,176	$4,232	$3,710

(1)	Capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan.

8.	Commitments and Contingencies

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

All of our current investments are located in the U.S. We currently intend to hold our various real estate properties until such time as our board of directors (the “Board of Directors”) determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.  We currently have one operating segment. As of June 30, 2026, we wholly owned and consolidated eight multifamily residential properties containing an aggregate 2,480 apartment units.

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

Liquidity and Capital Resources

As of June 30, 2026, we had cash and cash equivalents of $66.0 million, marketable securities, available for sale of $4.0 million and restricted cash of $5.8 million.

Our principal demands for funds going forward are expected to be for the payment of (a) our anticipated operating expenses, including capital expenditures, and (b) scheduled debt service (excluding any balloon payments due at maturity) on our outstanding indebtedness including any required replacement interest rate cap contracts and including our current expectation that we will successfully refinance the Citadel Apartments Mortgages on or before their scheduled maturity date (see “Mortgage Debt Maturities”). We also may, at our discretion, use funds for (a) tender offers and/or redemptions of our Common Shares, (b) distributions, if any, to our shareholders, and (c) selective acquisitions and/or real estate-related investments. Generally, we expect to meet our cash needs with our cash and cash equivalents and marketable securities on hand along with our cash flow from operations and the release of certain funds held in restricted cash.

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

Concentration of Credit Risk

As of June 30, 2026 and December 31, 2025, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and currently believe that we are not exposed to any significant credit risk for our cash and cash equivalents or restricted cash.

Results of Operations

The table below reflects the occupancy and effective monthly rental rates per unit for our eight wholly owned multifamily residential properties:

	Occupancy		Effective Monthly Rent per Unit(1)
	As of June 30,		As of June 30,
Property	2026	2025	2026	2025
Arbors Harbor Town	95%	95%	$1,736	$1,674
The Aster	94%	93%	$1,471	$1,421
Axis at Westmont	95%	97%	$1,747	$1,677
Valley Ranch Apartments	95%	93%	$1,921	$1,834
BayVue Apartments	91%	92%	$1,514	$1,506
Citadel Apartments	97%	94%	$1,742	$1,735
Camellia Apartments	95%	92%	$1,651	$1,585
Discovery at Space Coast Apartments	93%	90%	$1,921	$1,765

Weighted average total	94%	94%	$1,719	$1,658

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

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

Three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Our results of operations for the three months ended June 30, 2026 and 2025 are attributable to our eight wholly owned investment properties, all of which were owned by us during the entire periods presented. The following table provides summary information about our results of operations:

	Three Months Ended June 30,		Increase/	Percentage
	2026	2025	(Decrease)	Change

Rental revenues	$12,640	$12,616	$24	0.0%
Property operating expenses	4,260	4,206	54	1.0%
Real estate taxes	1,596	1,613	(17)	(1.0)%
General and administrative expenses	1,965	2,035	(70)	(3.0)%
Depreciation and amortization expense	3,756	4,084	(328)	(8.0)%
Interest expense, net	5,614	4,383	1,231	28.0%

Rental Revenues

Rental revenues for both the three months ended June 30, 2026 and 2025 were $12.6 million.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2026 were $4.3 million, an increase of $0.1 million, compared to $4.2 million for the same period in 2025.

Real Estate Taxes

Real estate taxes for both the three months ended June 30, 2026 and 2025 were $1.6 million.

General and Administrative Expenses

General and administrative expenses for both the three months ended June 30, 2026 and 2025 were $2.0 million.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2026 was $3.8 million, a decrease of $0.3 million, compared to $4.1 million for the same period in 2025.   This decrease was primarily attributable to lower amortization expense associated with in-place lease intangibles during the 2026 period as a result of certain of them becoming fully amortized during 2025.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2026 was $5.6 million, an increase of $1.2 million, compared to $4.4 million for the same period in 2025.  Interest expense is primarily attributable to the mortgage financings associated with our multifamily residential properties and reflects both changes in market interest rates on our variable rate indebtedness, the amortization of deferred financing costs and the weighted average principal outstanding during each of the periods. Additionally, during the three months ended June 30, 2025, we earned $0.3 million from our interest rate cap contracts which is recorded in interest expense, net.

Six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Our results of operations for the six months ended June 30, 2026 compared to the same period in 2025 reflect our acquisition and disposition activities during such periods. Properties which were owned by us during the entire periods presented are referred to as our “Same Store” properties.

The following table provides summary information about our results of operations:

						Percentage of
				Change	Change	Change
	Six Months Ended June 30,			due to	due to Same	due to
	2026	2025	Change	Disposition(1)	Store(2)	Same Store

Rental revenues	$25,199	$26,224	$(1,025)	$(893)	$(132)	(0.5)%
Property operating expenses	8,332	8,641	(309)	(436)	127	1.6%
Real estate taxes	3,141	3,531	(390)	(146)	(244)	(7.2)%
General and administrative expenses	3,975	4,012	(37)	9	(46)	(1.1)%
Depreciation and amortization expense	7,506	8,368	(862)	(261)	(601)	(7.4)%
Interest expense, net	10,203	8,711	1,492	(171)	1,663	19.5%

(1)	Represents the effect on our results for the periods indicated resulting from our disposition of the Autumn Breeze Apartments on February 27, 2025.

(2)	Represents the change for six months ended June 30, 2026 compared to the same period in 2025 for real estate investments owned by us during the entire periods presented (“Same Store”). We had eight Same Store properties for the periods ended June 30, 2026 and 2025 consisting of Arbors Harbor Town, The Aster, Axis at Westmont, Valley Ranch Apartments, BayVue Apartments, Citadel Apartments, Camellia Apartments and Discovery at Space Coast Apartments.

The following table reflects total rental revenues and total property operating expenses for the six months ended June 30, 2026 and 2025 for our Same Store properties and the disposition of the Autumn Breeze Apartments:

	Six Months Ended June 30,
Description	2026	2025	Change
Rental Revenues:
Same Store	$25,199	$25,331	$(132)
Disposition (Autumn Breeze Apartments)	—	893	(893)
Total rental revenues	$25,199	$26,224	$(1,025)

Property Operating Expenses:
Same Store	$8,332	$8,205	$127
Disposition (Autumn Breeze Apartments)	—	436	(436)
Total property operating expenses	$8,332	$8,641	$(309)

Rental Revenues

Rental revenues for the six months ended June 30, 2026 were $25.2 million, a decrease of $1.0 million, compared to $26.2 million for the same period in 2025.  Excluding the effect of the disposition of the Autumn Breeze Apartments, our rental revenues decreased by $0.1 million for our Same Store properties during the 2026 period.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2026 were $8.3 million, a decrease of $0.3 million, compared to $8.6 million for the same period in 2025.  Excluding the effect of the disposition of the Autumn Breeze Apartments, our property operating expenses increased by $0.1 million for our Same Store properties during the 2026 period.

Real Estate Taxes

Real estate taxes for the six months ended June 30, 2026 were $3.1 million, a decrease of $0.4 million, compared to $3.5 million for the same period in 2025. Excluding the effect of the disposition of the Autumn Breeze Apartments, our real estate taxes decreased by $0.2 million for our Same Store properties during the 2026 period.

General and Administrative Expenses

General and administrative expenses were relatively unchanged at $4.0 million for both the six months ended June 30, 2026 and 2025.

Depreciation and Amortization Expense

Depreciation and amortization expense for the six months ended June 30, 2026 was $7.5 million, a decrease of $0.9 million, compared to $8.4 million for the same period in 2025.  Excluding the effect of the disposition of the Autumn Breeze Apartments, our depreciation and amortization expenses decreased by $0.6 million for our Same Store properties during the 2026 period. This decrease was primarily attributable to lower amortization expense associated with in-place lease intangibles during the 2026 period as a result of certain of them becoming fully amortized during 2025.

Interest Expense, Net

Interest expense, net for the six months ended June 30, 2026 was $10.2 million, an increase of $1.5 million, compared to $8.7 million for the same period in 2025.  Interest expense is primarily attributable to the mortgage financings associated with our multifamily residential properties and reflects both changes in market interest rates on our variable rate indebtedness, the amortization of deferred financing costs and the weighted average principal outstanding during each of the periods. Excluding the effect of the disposition of the Autumn Breeze Apartments, interest expense, net increased by $1.7 million for our Same Store properties during the 2026 period. Additionally, during the six months ended June 30, 2026 and 2025, we earned $0.1 million and $0.7 million, respectively, from our interest rate cap contracts which is recorded in interest expense, net.

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

The advisory agreement has a one-year term and is renewable annually upon the mutual consent of our Advisor and our independent directors.

The following table represents the fees incurred associated with the payments to our Advisor:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Property management oversight fees (property operating expenses)	$134	$139	$268	$271
Debt financing fees(1)	—	700	1,205	700
Administrative services reimbursement (general and administrative costs)	414	405	828	809
Asset management fees (general and administrative costs)	965	932	1,931	1,930

Total	$1,513	$2,176	$4,232	$3,710

(1)	Capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan.

Summary of Cash Flows

Operating activities

The net cash provided by operating activities of $1.1 million for the six months ended June 30, 2026 consisted of our net loss of $6.4 million and the net negative change in operating assets and liabilities of $1.0 million adjusted to add back depreciation and amortization expense of $7.5 million and amortization of deferred financing costs of $0.9 million.

Investing activities

The net cash used in investing activities of $1.8 million for the six months ended June 30, 2026 consisted primarily of capital expenditures.

Financing activities

The net cash provided by financing activities of $8.8 million for the six months ended June 30, 2026 consisted primarily of the following:

●	proceeds from notes payable of $120.5 million;

●	principal payments on notes payable of $77.9 million;

●	payment of loan fees and expenses of $2.7 million; and

●	tender of Common Shares of $31.1 million.

Debt Financings

From time to time, we have obtained mortgage, bridge, or mezzanine loans for acquisitions and investments, as well as property development, redevelopment and renovations. In the future, we may obtain new financings for such activities or to refinance our existing real estate assets, depending on multiple factors.

Our notes payable balance was $351.3 million, net of deferred financing fees of $7.1 million, and had a weighted average interest rate of 5.58% as of June 30, 2026. Our notes payable balance was $310.5 million, net of deferred financing fees of $5.3 million, and had a weighted average interest rate of 5.37% as of December 31, 2025.

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

Contractual Obligations

One of our principal short-term and long-term liquidity requirements includes the refinancing or repayment of our maturing mortgage debt. The following table provides information with respect to the contractual maturities and scheduled debt service payments of our mortgage indebtedness as of June 30, 2026:

Contractual Obligations	2026	2027	2028	2029	2030	Thereafter	Total
Principal Maturities	$44,000	$574	$61,336	$1,761	$146,565	$104,097	$358,333
Interest Payments(1)	9,742	17,420	14,678	13,817	7,580	7,281	70,518

Total Contractual Obligations	$53,742	$17,994	$76,014	$15,578	$154,145	$111,378	$428,851

(1)	These amounts represent future interest payments related to notes payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month SOFR rate. For purposes of calculating future interest amounts on variable interest rate debt, the one-month SOFR rate as of June 30, 2026 was used.

As of June 30, 2026, we were in compliance with all of our financial debt covenants.

Mortgage Debt Maturities

Our nonrecourse mortgage loans (the “Citadel Apartments Mortgages”) collateralized by the Citadel Apartments (aggregate outstanding principal balance of $44.0 million as of June 30, 2026) are scheduled to mature on October 11, 2026. We currently intend to refinance the Citadel Apartments Mortgages on or before their scheduled maturity date.

We do not currently expect any issues in refinancing our maturing mortgage indebtedness at favorable terms although there can be no assurances that we will be able to do so. If we are unable to successfully refinance our maturing mortgage indebtedness, we may also consider repaying the then outstanding principal balances due at their respective maturity dates with available cash on hand and/or proceeds from selective asset sales even though such mortgage indebtedness is not recourse to us. Other than the mortgage debt maturities discussed above, we have no additional maturities of mortgage debt over the next 12 months from the date of these consolidated financial statements.

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

For the six months ended June 30, 2025, we repurchased 296,516 Common Shares, pursuant to the Amended SRP at a weighted average price per share of $13.49.

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

Our calculations of FFO and MFFO are presented below (dollar amounts and shares in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Description	2026	2025	2026	2025
Net (loss)/income	$(3,863)	$(3,248)	$(6,441)	$11,754
FFO adjustments:
Depreciation and amortization of real estate assets	3,756	4,084	7,506	8,368
Gain on sale of investment property	—	—	—	(18,112)
FFO	(107)	836	1,065	2,010
MFFO adjustments:
Other adjustments:
Mark to market adjustments(1)	93	323	109	653
Non-recurring loss from extinguishment/sale of debt, derivatives or securities holdings(2)	1	5	(5)	6
MFFO - IPA recommended format	$(13)	$1,164	$1,169	$2,669

Net (loss)/income	$(3,863)	$(3,248)	$(6,441)	$11,754
Net (loss)/income per common share, basic and diluted	$(0.24)	$(0.17)	$(0.38)	$0.63

FFO	$(107)	$836	$1,065	$2,010
FFO per common share, basic and diluted	$(0.01)	$0.04	$0.06	$0.11

Weighted average number of common shares outstanding, basic and diluted	16,147	18,683	16,929	18,759

(1)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

(2)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of June 30, 2026, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control-New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of June 30, 2026, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

LIGHTSTONE VALUE PLUS REIT V, INC.

Date: August 13, 2026	By:	/s/ Mitchell C. Hochberg
Mitchell C. Hochberg
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed on August 13, 2026, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.