Form 10-Q
period 2026-09-30
Lightstone Value Plus REIT V, Inc.
filed 2026-11-13
CIK 1387061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No □

Indicate by check mark whether the Registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐ No ☒

As of November 7, 2026, the Registrant had approximately 15.9 million shares of common stock outstanding.

LIGHTSTONE VALUE PLUS REIT V, INC.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

Lightstone Value Plus REIT V, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Investment property:
Land and improvements	$89,084	$88,744
Building and improvements	363,399	361,677
Furniture, fixtures and equipment	13,807	13,227
Gross investment property	466,290	463,648
Less accumulated depreciation	(97,085)	(85,932)
Net investment property	369,205	377,716

Cash and cash equivalents	62,923	58,044
Marketable securities, available for sale	4,054	4,057
Restricted cash	6,107	5,727
Prepaid expenses and other assets	2,824	1,468

Total Assets	$445,113	$447,012

Liabilities and Stockholders’ Equity
Notes payable, net	$351,853	$310,474
Accounts payable and accrued and other liabilities	8,482	7,140

Total liabilities	360,335	317,614

Commitments and Contingencies

Stockholders’ Equity:

Preferred stock, $.0001 par value per share; 50.0 million shares authorized, none issued and outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value per share; 350.0 million shares authorized, 16.0 million and 18.3 million shares issued and outstanding, respectively	2	2
Additional paid-in-capital	114,766	147,824
Accumulated other comprehensive income	17	101
Accumulated deficit	(30,007)	(18,529)

Total Stockholders’ Equity	84,778	129,398

Total Liabilities and Stockholders’ Equity	$445,113	$447,012

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.
Consolidated Statements of Operations and Comprehensive Income
(Dollars and shares in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Rental revenues	$12,434	$12,500	$37,633	$38,724

Expenses
Property operating expenses	4,446	4,216	12,778	12,857
Real estate taxes	1,683	1,611	4,824	5,142
General and administrative	2,054	1,968	6,029	5,980
Depreciation and amortization	3,786	4,078	11,292	12,446
Casualty loss	723	-	723	-
Total expenses	12,692	11,873	35,646	36,425

Interest expense, net	(5,656)	(4,348)	(15,859)	(13,059)
Interest income	512	456	1,436	1,078
Gain on sale of investment property	-	-	-	18,112
Other income/(expense), net	365	(74)	958	(15)
Net (loss)/income	(5,037)	(3,339)	(11,478)	8,415
Weighted average shares outstanding:
Basic and diluted	16,089	18,609	16,631	18,683

Basic and diluted net (loss)/income per share	$(0.31)	$(0.18)	$(0.69)	$0.45
Comprehensive (loss)/income:
Net (loss)/income	$(5,037)	$(3,339)	$(11,478)	$8,415
Other comprehensive (loss)/income:
Holding (loss)/gain on marketable securities, available for sale	(55)	25	(79)	100
Reclassification adjustment for loss/(gain) on sale of marketable securities included in net (loss)/income	-	8	(5)	14
Total other comprehensive (loss)/income	(55)	33	(84)	114
Comprehensive (loss)/income	$(5,092)	$(3,306)	$(11,562)	$8,529

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.
Consolidated Statements of Stockholders’ Equity
(Dollars and shares in thousands)
(unaudited)

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

BALANCE, June 30, 2025	1	$-	18,645	$2	$151,846	$50	$(10,409)	$141,489

Net loss	-	-	-	-	-	-	(3,339)	(3,339)
Redemption and cancellation of common stock	-	-	(148)	-	(2,000)	-	-	(2,000)
Distributions declared	-	-	-	-	-	-	(1,480)	(1,480)
Other comprehensive income:
Holding gain on marketable securities, available for sale	-	-	-	-	-	25	-	25
Reclassification adjustment for loss on sale of marketable securities included in net loss	-	-	-	-	-	8	-	8

BALANCE, September 30, 2025	1	$-	18,497	$2	$149,846	$83	$(15,228)	$134,703

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

BALANCE, December 31, 2024	1	$-	18,941	$2	$155,846	$(31)	$(22,163)	$133,654

Net income	-	-	-	-	-	-	8,415	8,415
Redemption and cancellation of common stock	-	-	(444)	-	(6,000)	-	-	(6,000)
Distributions declared	-	-	-	-	-	-	(1,480)	(1,480)
Other comprehensive income:
Holding gain on marketable securities, available for sale	-	-	-	-	-	100	-	100
Reclassification adjustment for loss on sale of marketable securities included in net income	-	-	-	-	-	14	-	14

BALANCE, September 30, 2025	1	$-	18,497	$2	$149,846	$83	$(15,228)	$134,703

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

BALANCE, June 30, 2026	1	$-	16,147	$2	$116,766	$72	$(24,970)	$91,870

Net loss	-	-	-	-	-	-	(5,037)	(5,037)
Redemption of common stock	-	-	(142)	-	(2,000)	-	-	(2,000)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	-	-	(55)	-	(55)

BALANCE, September 30, 2026	1	$-	16,005	$2	$114,766	$17	$(30,007)	$84,778

	Convertible Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

BALANCE, December 31, 2025	1	$-	18,347	$2	$147,824	$101	$(18,529)	$129,398

Net loss	-	-	-	-	-	-	(11,478)	(11,478)
Redemption and tender of common stock	-	-	(2,342)	-	(33,058)	-	-	(33,058)
Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	-	-	(79)	-	(79)
Reclassification adjustment for gain on sale of marketable securities included in net loss	-	-	-	-	-	(5)	-	(5)

BALANCE, September 30, 2026	1	$-	16,005	$2	$114,766	$17	$(30,007)	$84,778

See Notes to Consolidated Financial Statements.

Lightstone Value Plus REIT V, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(11,478)	$8,415
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	11,292	12,446
Amortization of deferred financing fees	1,498	1,006
Casualty loss	512	-
Gain on sale of investment property	-	(18,112)
Mark to market adjustment on derivative financial instruments	134	838
Other non-cash adjustments	(5)	14
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(1,490)	(649)
Increase/(decrease) in accounts payable and accrued and other liabilities	1,249	(807)

Net cash provided by operating activities	1,712	3,151

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(3,201)	(2,670)
Purchases of marketable securities	(797)	(764)
Proceeds from sale of marketable securities	721	784
Proceeds from disposition of investment property, net of closing costs	-	59,228

Net cash (used in)/provided by investing activities	(3,277)	56,578

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	120,480	69,953
Payments on notes payable	(77,873)	(92,185)
Payment of loan fees and expenses	(2,725)	(2,361)
Redemption, cancellation and tender of common stock	(33,058)	(6,000)

Net cash provided by/(used in) financing activities	6,824	(30,593)

Change in cash, cash equivalents and restricted cash	5,259	29,136
Cash, cash equivalents and restricted cash, beginning of year	63,771	27,797
Cash, cash equivalents and restricted cash, end of period	$69,030	$56,933

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$14,227	$12,793
Cash paid for taxes	$428	$111
Distributions declared	$-	$1,480
Capital expenditures for investment property in accounts payable and accrued and other liabilities	$243	$296

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in its statements of cash flows for the periods presented:
Cash and cash equivalents	$62,923	$49,938
Restricted cash	6,107	6,995
Total cash, cash equivalents and restricted cash	$69,030	$56,933

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

Substantially all of the Company’s business is conducted through Lightstone REIT V OP LP, a limited partnership organized in Delaware (the “Operating Partnership”). As of September 30, 2026, the Company’s wholly-owned subsidiary, BHO II, Inc., a Delaware corporation, owned a 0.1% partnership interest in the Operating Partnership as its sole general partner. As of September 30, 2026, the Company’s wholly-owned subsidiary, BHO Business Trust II, a Maryland business trust, was the sole limited partner of the Operating Partnership and owned the remaining 99.9% interest in the Operating Partnership.

All of the Company’s current investments are located in the U.S. The Company currently intends to hold its various real properties until such time as its board of directors (the “Board of Directors”) determines that a sale or other disposition appears to be advantageous to achieve the Company’s investment objectives or until it appears that the objectives will not be met. The Company currently has one operating segment. As of September 30, 2026, the Company wholly owned and consolidated eight multifamily residential properties containing an aggregate of 2,480 apartment units.

The Company’s business is externally managed by LSG Development Advisor LLC (the “Advisor”), an affiliate of the Lightstone Group LLC (“Lightstone”), which provides advisory services to the Company. Lightstone is majority owned by David Lichtenstein, a member of the Board of Directors. Pursuant to the terms of an advisory agreement and subject to the oversight of the Board of Directors, the Advisor is responsible for managing the Company’s day-to-day affairs and for services related to the management of its assets.

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

Organization

In connection with the Company’s initial capitalization, the Company issued 22,500 shares of its common stock (“Common Shares”) and 1,000 shares of its convertible stock (“Convertible Shares”) to the Company’s former advisor on January 19, 2007. The 1,000 Convertible Shares were subsequently transferred to an affiliate of Lightstone on February 10, 2017 and remain outstanding. As of September 30, 2026, the Company had 16.0 million Common Shares outstanding.

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

Principles of Consolidation and Basis of Presentation

The Company’s consolidated financial statements include its accounts and the accounts of other subsidiaries over which the Company has control. All inter-company transactions, balances, and profits have been eliminated in consolidation.

The consolidated balance sheet as of December 31, 2025 included herein has been derived from the consolidated balance sheet included in the 2025 Form 10-K.

The unaudited consolidated statements of operations for interim periods are not necessarily indicative of results for the full year or any other period.

Earnings per Share

Basic and diluted net income/(loss) per share are the same for all periods presented because the Convertible Shares are convertible into zero Common Shares and the Company had no other potentially dilutive securities. Both measures were calculated by dividing net income/(loss) by the weighted-average Common Shares outstanding during the applicable period.

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

The Company’s income tax expense and benefits are included in other income, net on its consolidated statements of operations. During the nine months ended September 30, 2026, the Company recorded income tax expense of $0.1 million. During the three and nine months ended September 30, 2025, the Company recorded income tax expense of $0.3 million and $0.4 million, respectively.

Concentration of Credit Risk

As of September 30, 2026 and December 31, 2025, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and currently believes that it is not exposed to any significant credit risk for its cash and cash equivalents or restricted cash.

Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.

Segment Disclosure

The Company’s operations are reported within one reportable segment and constitute all of the consolidated entities which are reported in the consolidated financial statements. The Company owns and operates multifamily residential properties and makes other real estate-related investments, principally in the U.S.

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

The following table presents certain information about the Company’s wholly owned and consolidated multifamily real estate properties as of September 30, 2026:

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
			2,480

Fire Damage, Insurance Claim and Casualty Loss

On August 15, 2026, a fire occurred at one of the buildings of Axis at Westmont, affecting 20 units and rendering the units uninhabitable to varying degrees. Every affected unit requires some level of demolition, remediation, or rebuilding before it can be offered to tenants. As a result of the fire, the Company recognized a casualty loss of $0.7 million during the third quarter of 2026, which includes a $0.5 million noncash write-off of the carrying value of the damaged assets and $0.2 million of associated remediation costs. The Company maintains property and business interruption insurance and has filed claims for both property damages and lost income. Insurance recoveries will be recognized in the periods that the respective claims are resolved and proceeds are realizable.

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

4.	Marketable Securities, Derivative Financial Instruments and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale marketable securities:

	As of September 30, 2026
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate and Government Bonds	$4,037	$92	$(75)	$4,054

	As of December 31, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate and Government Bonds	$3,956	$139	$(38)	$4,057

As of September 30, 2026, the Company has not recognized an allowance for expected credit losses related to available for sale debt securities as the Company has not identified any unrealized losses for these investments attributable to credit factors. The Company’s unrealized loss on investments in debt securities was primarily caused by changes in interest rates. The Company does not currently intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis.

The following table summarizes the estimated fair value of the Company’s investments in marketable debt securities with stated contractual maturity dates, accounted for as available for sale securities and classified by the contractual maturity date of the securities:

As of September 30, 2026
Due in 1 year	$564
Due in 1 year through 5 years	3,372
Due in 5 years through 10 years	118
Due after 10 years	-
Total	$4,054

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

The Company accounts for its interest rate cap contracts as economic hedges marking them to their fair value taking into account present interest rates compared to the contracted fixed rate over the remaining term of the contract. Changes in the fair value of these economic hedges represent unrealized gains or losses which are included in other income, net on the consolidated statements of operations.

As of September 30, 2026 and December 31, 2025, the Company had two interest rate cap contracts and one interest rate cap contract, respectively.

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

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The fair value of the Company’s interest rate cap contracts was $0.1 million and $0.2 million as of September 30, 2026 and December 31, 2025, respectively, and is included in prepaid expenses and other assets on the consolidated balance sheets.

During the three and nine months ended September 30, 2026, the Company earned $0.1 million and $0.2 million, respectively, and during the three and nine months ended September 30, 2025, the Company earned $0.2 million and $0.9 million, respectively, from its interest rate cap contracts. Earnings from interest rate cap contracts are recorded in interest expense, net on the Company’s consolidated statements of operations.

For the nine months ended September 30, 2026, the Company recorded a negative mark to market adjustment on derivative financial instruments of $0.1 million and during the three and nine months ended September 30, 2025, the Company recorded negative mark to market adjustments on derivative financial instruments of $0.2 million and $0.8 million, respectively.

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

The fair values of the Company’s investments in debt securities are measured using quoted prices for these investments; however, the markets for these assets are not active. The fair values of the Company’s interest rate cap contracts are measured using other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of September 30, 2026 and December 31, 2025, all of the Company’s debt securities and interest rate cap contracts were classified as Level 2 assets and there were no transfers between the level classifications during the nine months ended September 30, 2026 and 2025.

As of September 30, 2026 and December 31, 2025, management estimated that the carrying value of the Company’s cash and cash equivalents, restricted cash, prepaid expenses and other assets (exclusive of interest rate cap contracts) and accounts payable and accrued and other liabilities were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.

The fair values of the Company’s notes payable are categorized as a Level 2 in the fair value hierarchy. The fair values were estimated using a discounted cash flow analysis valuation on the estimated borrowing rates available for loans with similar terms and maturities. The fair values of the notes payable were determined by discounting the future contractual interest and principal payments by a market rate. Disclosure about fair values of financial instruments is based on pertinent information available to management as of September 30, 2026 and December 31, 2025.

Carrying amounts of the Company’s notes payable and the related estimated fair value are as follows:

	As of September 30, 2026		As of December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable	$358,333	$346,843	$315,726	$317,218

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

5.	Notes Payable

Notes payable consists of the following:

Property	Interest Rate	Weighted Average Interest Rate for the Nine Months Ended September 30, 2026	Maturity Date	Amount Due at Maturity	As of September 30, 2026	As of December 31, 2025

Arbors Harbor Town	5.21%	5.21%	January 1, 2031	$43,617	$46,254	$46,254

The Aster Apartments	5.20%	5.20%	June 1, 2030	21,765	21,765	21,765

Axis at Westmont (Repaid in full)				-	-	34,459

Axis at Westmont	SOFR + 2.35% (floor 4.85%)	6.01%	April 9, 2028	60,000	60,000	-

Valley Ranch Apartments (Repaid in full)				-	-	43,414

Valley Ranch Apartments	5.23%	5.23%	March 1, 2033	58,740	60,480	-

BayVue Apartments	4.98%	4.98%	July 1, 2030	47,232	48,188	48,188

Citadel Apartments Senior	SOFR + 1.61% (floor 1.71%)	5.28%	October 11, 2026	35,200	35,200	35,200

Citadel Apartments Junior	SOFR + 8.86% (floor 8.96%)	12.52%	October 11, 2026	8,800	8,800	8,800

Camellia Apartments	6.05%	6.05%	January 1, 2030	33,911	33,911	33,911

Discovery at Space Coast Apartments	5.60%	5.60%	January 1, 2030	42,668	43,735	43,735

Total notes payable		5.59%		$351,933	358,333	315,726

Less: Deferred financing costs					(6,480)	(5,252)

Total notes payable, net					$351,853	$310,474

SOFR as of September 30, 2026 and December 31, 2025 was 3.90% and 3.79%, respectively. The Company’s loans are secured by the indicated real estate and are non-recourse to the Company, unless otherwise indicated.

Valley Ranch Apartments Mortgage

On February 14, 2019, the Company entered into a seven-year $43.4 million non-recourse mortgage loan on the Valley Ranch Apartments, which was scheduled to mature on March 1, 2026. This mortgage loan bore interest at 4.16% and required monthly interest-only payments with the unpaid principal balance due upon maturity.

On February 27, 2026, the Company refinanced the above noted prior mortgage indebtedness with a new $60.5 million non-recourse mortgage loan (the “Valley Ranch Apartments Mortgage”) on the Valley Ranch Apartments, which is scheduled to mature on March 1, 2033. The Valley Ranch Apartments Mortgage bears interest at 5.23% and requires monthly interest-only payments through April 1, 2030, monthly principal and interest payments of approximately $0.3 million thereafter, and the unpaid principal balance due upon maturity. In connection with the refinancing transaction, a substantial portion of the proceeds from the Valley Ranch Apartments Mortgage were used to repay in full the then outstanding balance of $43.4 million on the prior mortgage indebtedness and the Company also paid the Advisor a debt financing fee of $0.6 million.

Axis at Westmont Mortgage

On November 27, 2018, the Company assumed an existing non-recourse mortgage loan on Axis at Westmont in the amount of $37.6 million, which was initially scheduled to mature on February 1, 2026 but was extended until April 2, 2026 to provide additional time to refinance the maturing loan which bore interest at a fixed annual rate of 4.39% and required monthly interest only payments until March 1, 2021, monthly principal and interest payments of $0.2 million thereafter, and the unpaid principal balance due upon maturity.

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

On March 30, 2026, the Company refinanced the above noted prior mortgage indebtedness with a new $60.0 million non-recourse mortgage loan (the “Axis at Westmont Mortgage”) on Axis at Westmont, which is scheduled to initially mature on April 9, 2028 and has three, one-year extension options, subject to the satisfaction of certain conditions. The Axis at Westmont Mortgage bears interest at SOFR + 2.35%, subject to a floor of 4.85%, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. In connection with the refinancing transaction, a substantial portion of the proceeds from the Axis at Westmont Mortgage were used to repay in full the then outstanding balance of $34.5 million on the prior mortgage indebtedness and the Company paid the Advisor a debt financing fee of $0.6 million.

Pursuant to the terms of the Axis at Westmont Mortgage, the Company is required to maintain an interest rate cap contract in the notional amount of $60.0 million pursuant to which the SOFR rate is capped at 5.50% for as long as the Axis at Westmont Mortgage remains outstanding. See Note 4.

Citadel Apartments Mortgage

On October 6, 2021, the Company simultaneously entered into senior and a junior non-recourse mortgage loan on the Citadel Apartments for up to $39.2 million and for up to $9.8 million, respectively, with the junior mortgage loan subordinate to the senior mortgage loan.  These mortgage loans required monthly interest-only payments with their unpaid principal balances due upon maturity.

These mortgage loans were initially scheduled to mature on October 11, 2024, and had two one-year extension options, subject to the satisfaction of certain conditions.

Pursuant to the terms of these mortgage loans, the Company was required to enter into one or more interest rate cap contracts in the aggregate notional amount of $49.0 million pursuant to which the SOFR rate was to be capped at 2.00% for as long as these mortgage loans remained outstanding.

On September 26, 2024, the maturity dates of these mortgage loans were both extended from October 11, 2024 to October 11, 2026 and as a result, no extension options remained. In connection with these extensions, the Company made an aggregate principal paydown of $5.0 million, which reduced the outstanding principal balances of the senior mortgage loan from $39.2 million to $35.2 million and the junior mortgage loan from $9.8 million to $8.8 million. Additionally, the lender allowed for the notional amount of the interest rate contracts to be reduced from $49.0 million to $44.0 million (as a result of the aggregate principal paydown of $5.0 million) and for SOFR to be capped at 3.00%, rather than 2.00%, through the maturity of these mortgage loans. See Note 4.

On October 8, 2026, the Company refinanced the above noted two prior mortgage loans with a new $44.0 million non-recourse mortgage loan (the “Citadel Apartments Mortgage”) on the Citadel Apartments, which is scheduled to initially mature on November 5, 2029, but has two, one-year extension options, subject to the satisfaction of certain conditions. The Citadel Apartments Mortgage bears interest at SOFR + 2.40%, subject to a floor of 5.40%, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. In connection with the refinancing transaction, the proceeds were used to repay in full the then aggregate outstanding balance of $44.0 million on the prior mortgage indebtedness.

Pursuant to the terms of the Citadel Apartments Mortgage, the Company is required to maintain an interest rate cap contract in the notional amount of $44.0 million pursuant to which the SOFR rate is capped at 4.50% for as long as the mortgage loan remains outstanding.

The following table provides information with respect to the contractual maturities and scheduled principal repayments of the Company’s indebtedness as of September 30, 2026, but after taking into consideration the aforementioned refinancing transaction on October 8, 2026:

	2026	2027	2028	2029	2030	Thereafter	Total
Principal maturities	$-	$574	$61,336	$45,761	$146,983	$103,679	$358,333

Less: deferred financing costs							(6,480)

Total notes payable, net							$351,853

As of September 30, 2026, the Company was in compliance with all of its financial covenants.

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Mortgage Debt Maturities

After taking into consideration the aforementioned refinancing transaction on October 8, 2026, the Company has no additional maturities of mortgage debt over the next 12 months from the date of these consolidated financial statements.

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

Pursuant to the terms of the Amended SRP, any Common Shares approved for redemption are redeemed on a periodic basis as determined by the Board of Directors, generally shortly after the end of each quarterly period. However, the Company will not redeem, during any year, more than 5% of the number of Common Shares outstanding on the last day of the previous year (the “5% Limitation”). The cash available for redemption of Common Shares is set by the Board of Directors not less often than at least annually (the “Funding Limitation” and, together with the 5% Limitation, the “Redemption Limitations”). The Company may change the amount of the Redemption Limitations upon 10 business days’ notice to its stockholders and may provide notice of any change to the Redemption Limitations by either including such information in (a) a current report on Form 8-K, an annual report on Form 10-K or a quarterly report on Form 10-Q, all which are publicly filed with the U.S. Securities and Exchange Commission or (b) a separate mailing to the Company’s stockholders.

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

Lightstone Value Plus REIT V, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

For the nine months ended September 30, 2026, the Company repurchased 142,045 Common Shares, pursuant to its Amended SRP at a weighted average price of $14.08. For the nine months ended September 30, 2025, the Company repurchased 444,774 Common Shares, pursuant to its Amended SRP at a weighted average price of $13.49.

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

The advisory agreement has a one-year term and is renewable annually upon the mutual consent of the Advisor and the Company’s independent directors.

The following table represents the fees incurred associated with the payments to the Advisor:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Property management oversight fees (property operating expenses)	$133	$133	$401	$404
Debt financing fees(1)	-	-	1,205	700
Administrative services reimbursement (general and administrative costs)	432	414	1,260	1,223
Asset management fees (general and administrative costs)	966	931	2,897	2,861

Total	$1,531	$1,478	$5,763	$5,188

(1)	Capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan.

8.	Commitments and Contingencies

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

All of our current investments are located in the U.S. We currently intend to hold our various real estate properties until such time as our board of directors (the “Board of Directors”) determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.  We currently have one operating segment. As of September 30, 2026, we wholly owned and consolidated eight multifamily residential properties containing an aggregate 2,480 apartment units.

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

Liquidity and Capital Resources

As of September 30, 2026, we had cash and cash equivalents of $62.9 million, marketable securities, available for sale of $4.1 million and restricted cash of $6.1 million.

Our principal demands for funds going forward are expected to be for the payment of (a) our anticipated operating expenses, including capital expenditures, and (b) scheduled debt service (excluding any balloon payments due at maturity) on our outstanding mortgage indebtedness including any required replacement interest rate cap contracts. We also may, at our discretion, use funds for (a) tender offers and/or redemptions of our Common Shares, (b) distributions, if any, to our shareholders, and (c) selective acquisitions and/or real estate-related investments. Generally, we expect to meet our cash needs with our cash and cash equivalents and marketable securities on hand along with our cash flow from operations and the release of certain funds held in restricted cash.

However, to the extent that these sources are not sufficient to cover our cash needs, we may use proceeds from additional borrowings and/or selective asset sales to fund such needs.

Fire Damage, Insurance Claim and Casualty Loss

On August 15, 2026, a fire occurred at one of the buildings of Axis at Westmont, affecting 20 units and rendering the units uninhabitable to varying degrees. Every affected unit requires some level of demolition, remediation, or rebuilding before it can be offered to tenants. As a result of the fire, we recognized a casualty loss of $0.7 million during the third quarter of 2026, which includes a $0.5 million noncash write-off of the carrying value of the damaged assets and $0.2 million of associated remediation costs. We maintain property and business interruption insurance and have filed claims for both property damages and lost income. Insurance recoveries, if any, will be recognized in the periods that the respective claims are resolved and proceeds are realizable.

Although we currently expect to receive insurance recoveries under the claim, there can be no assurance that we will receive any proceeds from the claim.

2026 Financing Activities

Citadel Apartments Mortgage

On October 8, 2026, we refinanced two prior mortgage loans aggregating $44.0 million on the Citadel Apartments with a new $44.0 million non-recourse mortgage loan (the “Citadel Apartments Mortgage”), which is scheduled to initially mature on November 5, 2029, but has two, one-year extension options, subject to the satisfaction of certain conditions. The Citadel Apartments Mortgage bears interest at SOFR + 2.40%, subject to a floor of 5.40%, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. In connection with the refinancing transaction, the proceeds were used to repay in full the then aggregate outstanding balance of $44.0 million on the prior mortgage indebtedness.

Pursuant to the terms of the Citadel Apartments Mortgage, we are required to maintain an interest rate cap contract in the notional amount of $44.0 million pursuant to which the SOFR rate is capped at 4.50% for as long as the Citadel Apartments Mortgage remains outstanding.

Axis at Westmont Mortgage

On March 30, 2026, we refinanced a prior mortgage loan of $34.5 million on Axis at Westmont with a new $60.0 million non-recourse mortgage loan (the “Axis at Westmont Mortgage”), which is scheduled to initially mature on April 9, 2028, but has three, one-year extension options subject to the satisfaction of certain conditions. The Axis at Westmont Mortgage bears interest at  SOFR + 2.35%, subject to a floor of 4.85%, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. In connection with the refinancing transaction, a substantial portion of the proceeds from the Axis at Westmont Mortgage were used to repay in full the then outstanding balance of $34.5 million on the prior mortgage indebtedness and we also paid the Advisor a debt financing fee of $0.6 million.

Valley Ranch Apartments Mortgage

On February 27, 2026, we refinanced a prior mortgage loan of $43.4 million on the Valley Ranch Apartments with a new $60.5 million non-recourse mortgage loan (the “Valley Ranch Apartments Mortgage”), which is scheduled to mature on March 1, 2033. The Valley Ranch Apartments Mortgage bears interest at 5.23% and requires monthly interest-only payments through April 1, 2030, monthly principal and interest payments of approximately $0.3 million thereafter, and the unpaid principal balance due upon maturity. In connection with the refinancing transaction, a substantial portion of the proceeds from the Valley Ranch Apartments Mortgage were used to repay in full the then outstanding balance of $43.4 million on the prior mortgage indebtedness and we also paid the Advisor a debt financing fee of $0.6 million.

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

Concentration of Credit Risk

As of September 30, 2026 and December 31, 2025, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and currently believe that we are not exposed to any significant credit risk for our cash and cash equivalents or restricted cash.

Results of Operations

The table below reflects the occupancy and effective monthly rental rates per unit for our eight wholly owned multifamily residential properties:

	Occupancy		Effective Monthly Rent per Unit(1)
	As of September 30,		As of September 30,
Property	2026	2025	2026	2025
Arbors Harbor Town	94%	95%	$1,745	$1,684
The Aster	94%	95%	$1,467	$1,417
Axis at Westmont	93%	96%	$1,769	$1,705
Valley Ranch Apartments	91%	95%	$1,951	$1,791
BayVue Apartments	90%	92%	$1,521	$1,550
Citadel Apartments	96%	97%	$1,738	$1,714
Camellia Apartments	95%	93%	$1,638	$1,551
Discovery at Space Coast Apartments	93%	92%	$1,917	$1,663
Weighted average total	93%	94%	$1,727	$1,649

(1)	Effective monthly rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short-term or month-to-month leases, less any concessions or discounts.

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

Three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

Our results of operations for the three months ended September 30, 2026 and 2025 are attributable to our eight wholly owned investment properties, all of which were owned by us during the entire periods presented. The following table provides summary information about our results of operations:

	Three Months Ended September 30,		Increase/	Percentage
	2026	2025	(Decrease)	Change

Rental revenues	$12,434	$12,500	$(66)	(0.5)%
Property operating expenses	4,446	4,216	230	5.5%
Real estate taxes	1,683	1,611	72	4.5%
General and administrative expenses	2,054	1,968	86	4.4%
Depreciation and amortization expense	3,786	4,078	(292)	(7.2)%
Casualty loss	723	-	723	100.0%
Interest expense, net	5,656	4,348	1,308	30.1%

Rental Revenues

Rental revenues for the three months ended September 30, 2026 were $12.4 million, a slight decrease of $0.1 million, compared to $12.5 million for the same period in 2025.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2026 were $4.4 million, an increase of $0.2 million, compared to $4.2 million for the same period in 2025.

Real Estate Taxes

Real estate taxes for the three months ended September 30, 2026 were $1.7 million, a slight increase of $0.1 million, compared to $1.6 million for the same period in 2025.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2026 were $2.1 million, a slight increase of $0.1 million, compared to $2.0 million for the same period in 2025.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2026 was $3.8 million, a decrease of $0.3 million, compared to $4.1 million for the same period in 2025.   This decrease was primarily attributable to lower amortization expense associated with in-place lease intangibles during the 2026 period as a result of certain of them becoming fully amortized during 2025.

Casualty Loss

As a result of the fire at Axis at Westmont on August 15, 2026, we recognized a casualty loss of $0.7 million during the third quarter of 2026. See Note 3 to the Notes to Consolidated Financial Statements.

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2026 was $5.7 million, an increase of $1.4 million, compared to $4.3 million for the same period in 2025.  Interest expense is primarily attributable to the mortgage financings associated with our multifamily residential properties and reflects changes in market interest rates on our variable rate indebtedness, the amortization of deferred financing costs and the weighted average principal outstanding during each of the periods.  Additionally, during the three months ended September 30, 2026 and 2025, we earned $0.1 million and $0.2 million, respectively, from our interest rate cap contracts which is recorded in interest expense, net.

Nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

Our results of operations for the nine months ended September 30, 2026 compared to the same period in 2025 reflect our acquisition and disposition activities during such periods. Properties which were owned by us during the entire periods presented are referred to as our “Same Store” properties.

The following table provides summary information about our results of operations:

						Percentage of
	Nine Months Ended			Change	Change due to	Change due to
	September 30,			due to	Same	Same
	2026	2025	Change	Disposition(1)	Store(2)	Store

Rental revenues	$37,633	$38,724	$(1,091)	$(893)	$(198)	(0.5)%
Property operating expenses	12,778	12,857	(79)	(436)	357	2.9%
Real estate taxes	4,824	5,142	(318)	(146)	(172)	(3.3)%
General and administrative expenses	6,029	5,980	49	9	40	0.7%
Depreciation and amortization expense	11,292	12,446	(1,154)	(261)	(893)	(7.3)%
Casualty loss	723	-	723	-	723	100.0%
Interest expense, net	15,859	13,059	2,800	(171)	2,971	22.8%

(1)	Represents the effect on our results for the periods indicated resulting from our disposition of the Autumn Breeze Apartments on February 27, 2025.
(2)	Represents the change for nine months ended September 30, 2026 compared to the same period in 2025 for real estate investments owned by us during the entire periods presented (“Same Store”). We had eight Same Store properties for the periods ended September 30, 2026 and 2025 consisting of Arbors Harbor Town, The Aster, Axis at Westmont, Valley Ranch Apartments, BayVue Apartments, Citadel Apartments, Camellia Apartments and Discovery at Space Coast Apartments.

The following table reflects total rental revenues and total property operating expenses for the nine months ended September 30, 2026 and 2025 for our Same Store properties and the disposition of the Autumn Breeze Apartments:

	Nine Months Ended September 30,
Description	2026	2025	Change
Rental Revenues:
Same Store	$37,633	$37,831	$(198)
Disposition (Autumn Breeze Apartments)	-	893	(893)
Total rental revenues	$37,633	$38,724	$(1,091)

Property Operating Expenses:
Same Store	$12,778	$12,421	$357
Disposition (Autumn Breeze Apartments)	-	436	(436)
Total property operating expenses	$12,778	$12,857	$(79)

Rental Revenues

Rental revenues for the nine months ended September 30, 2026 were $37.6 million, a decrease of $1.1 million, compared to $38.7 million for the same period in 2025.  Excluding the effect of the disposition of the Autumn Breeze Apartments, our rental revenues decreased by $0.2 million for our Same Store properties during the 2026 period.

Property Operating Expenses

Property operating expenses for the nine months ended September 30, 2026 were $12.8 million, a decrease of $0.1 million, compared to $12.9 million for the same period in 2025.  Excluding the effect of the disposition of the Autumn Breeze Apartments, our property operating expenses increased by $0.4 million for our Same Store properties during the 2026 period.

Real Estate Taxes

Real estate taxes for the nine months ended September 30, 2026 were $4.8 million, a decrease of $0.3 million, compared to $5.1 million for the same period in 2025. Excluding the effect of the disposition of the Autumn Breeze Apartments, our real estate taxes decreased by $0.2 million for our Same Store properties during the 2026 period.

General and Administrative Expenses

General and administrative expenses were unchanged at $6.0 million for both the nine months ended September 30, 2026 and 2025.

Depreciation and Amortization Expense

Depreciation and amortization expense for the nine months ended September 30, 2026 was $11.3 million, a decrease of $1.1 million, compared to $12.4 million for the same period in 2025.  Excluding the effect of the disposition of the Autumn Breeze Apartments, our depreciation and amortization expenses decreased by $0.9 million for our Same Store properties during the 2026 period. This decrease was primarily attributable to lower amortization expense associated with in-place lease intangibles during the 2026 period as a result of certain of them becoming fully amortized during 2025.

Casualty Loss

As a result of the fire at Axis at Westmont on August 15, 2026, we recognized a casualty loss of $0.7 million during the nine months ended September 30, 2026. See Note 3 to the Notes to Consolidated Financial Statements.

Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2026 was $15.9 million, an increase of $2.8 million, compared to $13.1 million for the same period in 2025.  Interest expense is primarily attributable to the mortgage financings associated with our multifamily residential properties and reflects changes in market interest rates on our variable rate indebtedness, the amortization of deferred financing costs and the weighted average principal outstanding during each of the periods. Excluding the effect of the disposition of the Autumn Breeze Apartments, interest expense, net increased by $3.0 million for our Same Store properties during the 2026 period.  Additionally, during the nine months ended September 30, 2026 and 2025, we earned $0.2 million and $0.9 million, respectively, from our interest rate cap contracts which is recorded in interest expense, net.

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

The advisory agreement has a one-year term and is renewable annually upon the mutual consent of our Advisor and our independent directors.

The following table represents the fees incurred associated with the payments to our Advisor:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Property management oversight fees (property operating expenses)	$133	$133	$401	$404
Debt financing fees(1)	-	-	1,205	700
Administrative services reimbursement (general and administrative costs)	432	414	1,260	1,223
Asset management fees (general and administrative costs)	966	931	2,897	2,861
Total	$1,531	$1,478	$5,763	$5,188

(1)	Capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan.

Summary of Cash Flows

Operating activities

The net cash provided by operating activities of $1.7 million for the nine months ended September 30, 2026 consisted of our net loss of $11.5 million and the net negative change in operating assets and liabilities of $0.2 million adjusted to add back depreciation and amortization expense of $11.3 million, amortization of deferred financing costs of $1.5 million and casualty loss of $0.5 million.

Investing activities

The net cash used in investing activities of $3.3 million for the nine months ended September 30, 2026 consisted primarily of capital expenditures.

Financing activities

The net cash provided by financing activities of $6.8 million for the nine months ended September 30, 2026 consisted primarily of the following:

●	proceeds from notes payable of $120.5 million;

●	principal payments on notes payable of $77.9 million;

●	payment of loan fees and expenses of $2.7 million; and

●	Redemption and tender of Common Shares of $33.1 million.

Debt Financings

From time to time, we have obtained mortgage, bridge, or mezzanine loans for acquisitions and investments, as well as property development, redevelopment and renovations. In the future, we may obtain new financings for such activities or to refinance our existing real estate assets, depending on multiple factors.

Our notes payable balance was $351.9 million, net of deferred financing fees of $6.5 million, and had a weighted average interest rate of 5.59% as of September 30, 2026. Our notes payable balance was $310.5 million, net of deferred financing fees of $5.3 million, and had a weighted average interest rate of 5.37% as of December 31, 2025.

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

We account for our interest rate cap contracts as economic hedges marking them to their fair market value taking into account present market interest rates compared to the contractual fixed rate over the life of the contract. The changes in the fair value of these economic hedges represent unrealized gains or losses on the interest rate cap contracts which are included in other income, net on the consolidated statements of operations.

Pursuant to the terms of certain of our mortgage indebtedness, we are required to maintain interest rate cap contracts at certain required notional amounts capping SOFR at prescribed rates for as long as these mortgages remain outstanding. See Notes 4 and 5 of the Notes to Consolidated Financial Statements.

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

Contractual Obligations

One of our principal short-term and long-term liquidity requirements includes the refinancing or repayment of our maturing mortgage debt. The following table provides information with respect to the contractual maturities and scheduled debt service payments of our mortgage indebtedness as of September 30, 2026, but after taking into consideration the aforementioned refinancing transaction on October 8, 2026:

Contractual Obligations	2026	2027	2028	2029	2030	Thereafter	Total
Principal Maturities	$-	$574	$61,336	$45,761	$146,983	$103,679	$358,333
Interest Payments(1)	4,897	20,394	17,537	16,389	7,580	7,281	74,078
Total Contractual Obligations	$4,897	$20,968	$78,873	$62,150	$154,563	$110,960	$432,411

(1)	These amounts represent future interest payments related to notes payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month SOFR rate. For purposes of calculating future interest amounts on variable interest rate debt, the one-month SOFR rate as of September 30, 2026 was used.

As of September 30, 2026, we were in compliance with all of our financial debt covenants.

Mortgage Debt Maturities

After taking into consideration the aforementioned refinancing transaction on October 8, 2026, we have no additional maturities of mortgage debt over the next 12 months from the date of these consolidated financial statements.

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

Pursuant to the terms of the Amended SRP, any Common Shares approved for redemption are redeemed on a periodic basis as determined by the Board of Directors, generally shortly after the end of each quarterly period. However, we will not redeem, during any year, more than 5% of the number of Common Shares outstanding on last day of the previous year (the “5% Limitation”). The cash available for redemption of Common Shares is set by the Board of Directors not less often than at least annually (the “Funding Limitation” and, together with the 5% Limitation, the “Redemption Limitations”). We may change the amount of the Redemption Limitations upon 10 business days’ notice to our stockholders and may provide notice of any change to the Redemption Limitations by either including such information in (a) a current report on Form 8-K, an annual report on Form 10-K or a quarterly report on Form 10-Q, all which are publicly filed with the SEC or (b) a separate mailing to our stockholders.

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

For the nine months ended September 30, 2026, we repurchased 142,045 Common Shares, pursuant to our Amended SRP at a weighted average price of $14.08. For the nine months ended September 30, 2025, we repurchased 444,774 Common Shares, pursuant to our Amended SRP at a weighted average price of $13.49.

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

We calculate FFO in accordance with the current NAREIT definition. FFO represents net income or loss computed in accordance with GAAP, excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, income taxes attributable to gains from the sale of certain real estate assets, gains and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity.

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

Our calculations of FFO and MFFO are presented below (dollar amounts and shares in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Description	2026	2025	2026	2025
Net (loss)/income	$(5,037)	$(3,339)	$(11,478)	$8,415
FFO adjustments:
Depreciation and amortization of real estate assets	3,786	4,078	11,292	12,446
Casualty loss	723	-	723	-
Gain on sale of investment property	-	-	-	(18,112)
Income tax on sale of real estate	-	489	-	489
FFO	(528)	1,228	537	3,238
MFFO adjustments:
Other adjustments:
Mark to market adjustments(1)	25	185	134	838
Non-recurring loss from extinguishment/sale of debt, derivatives or securities holdings(2)	-	8	(5)	14
MFFO - IPA recommended format	$(503)	$1,421	$666	$4,090

Net (loss)/income	$(5,037)	$(3,339)	$(11,478)	$8,415
Net (loss)/income per common share, basic and diluted	$(0.31)	$(0.18)	$(0.69)	$0.45

FFO	$(528)	$1,228	$537	$3,238
FFO per common share, basic and diluted	$(0.03)	$0.07	$0.03	$0.17

Weighted average number of common shares outstanding, basic and diluted	16,089	18,609	16,631	18,683

(1)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(2)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

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

Our critical accounting policies and estimates have not changed significantly from the discussion found in the Management Discussion and Analysis and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the U.S. Securities and Exchange Commission, or SEC, on March 26, 2026.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated, as of September 30, 2026, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control-New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of September 30, 2026, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

LIGHTSTONE VALUE PLUS REIT V, INC.

Date: November 13, 2026	By:	/s/ Mitchell C. Hochberg
Mitchell C. Hochberg
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification**
32.2*	Section 1350 Certification**
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, filed on November 13, 2026, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed or furnished herewith
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.